Form 10-Q
period 2010-06-30
BANK OF AMERICA CORP /DE/
filed 2010-08-06
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
  Yes        No ✓
On July 31, 2010, there were 10,033,844,854 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

June 30, 2010 Form 10-Q

INDEX

			Page
Part I. Financial Information	Item 1.	Financial Statements:
		Consolidated Statement of Income for the Three and Six Months Ended June 30, 2010 and 2009	3

		Consolidated Balance Sheet at June 30, 2010 and December 31, 2009	4

		Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2010 and 2009	6

		Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010 and 2009	7

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		Table of Contents	88
		Discussion and Analysis	89

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	201

	Item 4.	Controls and Procedures	201

Part II. Other Information
	Item 1.	Legal Proceedings	201

	Item 1A.	Risk Factors	201

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	202

	Item 6.	Exhibits	203

	Signature		204

	Index to Exhibits		205
EX-4.A
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2010	2009	2010	2009

Interest income
Interest and fees on loans and leases	$12,887	$12,329	$26,362	$25,678
Interest on debt securities	2,917	3,283	6,033	7,113
Federal funds sold and securities borrowed or purchased under agreements to resell	457	690	905	1,845
Trading account assets	1,808	1,952	3,551	4,380
Other interest income	1,062	1,338	2,159	2,732

Total interest income	19,131	19,592	39,010	41,748

Interest expense
Deposits	1,031	2,082	2,153	4,625
Short-term borrowings	891	1,396	1,709	3,617
Trading account liabilities	727	450	1,387	1,029
Long-term debt	3,582	4,034	7,112	8,350

Total interest expense	6,231	7,962	12,361	17,621

Net interest income	12,900	11,630	26,649	24,127

Noninterest income
Card income	2,023	2,149	3,999	5,014
Service charges	2,576	2,729	5,142	5,262
Investment and brokerage services	2,994	2,994	6,019	5,957
Investment banking income	1,319	1,646	2,559	2,701
Equity investment income	2,766	5,943	3,391	7,145
Trading account profits	1,227	2,164	6,463	7,365
Mortgage banking income	898	2,527	2,398	5,841
Insurance income	678	662	1,393	1,350
Gains on sales of debt securities	37	632	771	2,130
Other income	1,861	724	3,065	3,037
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(462)	(1,110)	(1,783)	(1,824)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	336	84	1,056	427

Net impairment losses recognized in earnings on available-for-sale debt securities	(126)	(1,026)	(727)	(1,397)

Total noninterest income	16,253	21,144	34,473	44,405

Total revenue, net of interest expense	29,153	32,774	61,122	68,532

Provision for credit losses	8,105	13,375	17,910	26,755

Noninterest expense
Personnel	8,789	7,790	17,947	16,558
Occupancy	1,182	1,219	2,354	2,347
Equipment	613	616	1,226	1,238
Marketing	495	499	982	1,020
Professional fees	644	544	1,161	949
Amortization of intangibles	439	516	885	1,036
Data processing	632	621	1,280	1,269
Telecommunications	359	345	689	672
Other general operating	3,592	4,041	7,475	7,339
Merger and restructuring charges	508	829	1,029	1,594

Total noninterest expense	17,253	17,020	35,028	34,022

Income before income taxes	3,795	2,379	8,184	7,755
Income tax expense (benefit)	672	(845)	1,879	284

Net income	$3,123	$3,224	$6,305	$7,471

Preferred stock dividends	340	805	688	2,238

Net income applicable to common shareholders	$2,783	$2,419	$5,617	$5,233

Per common share information
Earnings	$0.28	$0.33	$0.56	$0.75
Diluted earnings	0.27	0.33	0.55	0.75
Dividends paid	0.01	0.01	0.02	0.02

Average common shares issued and outstanding (in thousands)	9,956,773	7,241,515	9,570,166	6,808,262

Average diluted common shares issued and outstanding (in thousands)	10,029,776	7,269,518	10,020,926	6,836,972

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
   Consolidated Balance Sheet

	June 30	December 31
(Dollars in millions)	2010	2009

Assets
Cash and cash equivalents	$151,034	$121,339
Time deposits placed and other short-term investments	20,718	24,202
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $68,109 and $57,775 measured at fair value and $247,504 and $189,844 pledged as collateral)	247,667	189,933
Trading account assets (includes $33,269 and $30,921 pledged as collateral)	197,376	182,206
Derivative assets	83,331	80,689
Debt securities:
Available-for-sale (includes $138,081 and $122,708 pledged as collateral)	314,765	301,601
Held-to-maturity, at cost (fair value - $435 and $9,684)	435	9,840

Total debt securities	315,200	311,441

Loans and leases (includes $3,898 and $4,936 measured at fair value and $105,034 and $118,113 pledged as collateral)	956,177	900,128
Allowance for loan and lease losses	(45,255)	(37,200)

Loans and leases, net of allowance	910,922	862,928

Premises and equipment, net	14,536	15,500
Mortgage servicing rights (includes $14,745 and $19,465 measured at fair value)	15,041	19,774
Goodwill	85,801	86,314
Intangible assets	10,796	12,026
Loans held-for-sale (includes $27,464 and $32,795 measured at fair value)	38,046	43,874
Customer and other receivables	86,466	81,996
Other assets (includes $56,308 and $55,909 measured at fair value)	186,944	191,077

Total assets	$2,363,878	$2,223,299

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)
Trading account assets	$10,675
Derivative assets	2,094
Available-for-sale debt securities	9,493
Loans and leases	134,143
Allowance for loan and lease losses	(10,585)

Loans and leases, net of allowance	123,558

Loans held-for-sale	3,371
All other assets	9,190

Total assets of consolidated VIEs	$158,381

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet (continued)

	June 30	December 31
(Dollars in millions)	2010	2009

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$258,988	$269,615
Interest-bearing (includes $2,081 and $1,663 measured at fair value)	640,807	640,789
Deposits in foreign offices:
Noninterest-bearing	5,791	5,489
Interest-bearing	68,881	75,718

Total deposits	974,467	991,611

Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $42,741 and $37,325 measured at fair value)	307,211	255,185
Trading account liabilities	89,982	65,432
Derivative liabilities	62,789	43,728
Commercial paper and other short-term borrowings (includes $6,752 and $813 measured at fair value)	73,358	69,524
Accrued expenses and other liabilities (includes $26,297 and $19,015 measured at fair value and $1,413 and $1,487 of reserve for unfunded lending commitments)	132,814	127,854
Long-term debt (includes $44,170 and $45,451 measured at fair value)	490,083	438,521

Total liabilities	2,130,704	1,991,855

Commitments and contingencies (Note 8 – Securitizations and Other Variable Interest Entities and Note 11 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 3,960,660 and 5,246,660 shares	17,993	37,208
Common stock and additional paid-in capital, $0.01 par value; authorized — 12,800,000,000 and 10,000,000,000 shares; issued and outstanding — 10,033,016,719 and 8,650,243,926 shares	149,175	128,734
Retained earnings	70,497	71,233
Accumulated other comprehensive income (loss)	(4,447)	(5,619)
Other	(44)	(112)

Total shareholders’ equity	233,174	231,444

Total liabilities and shareholders’ equity	$2,363,878	$2,223,299

Liabilities of consolidated VIEs included in total liabilities above
Commercial paper and other short-term borrowings (includes $11,586 of non-recourse liabilities)	$17,848
Long-term debt (includes $81,243 of non-recourse debt)	85,186
All other liabilities (includes $1,663 of non-recourse liabilities)	2,535

Total liabilities of consolidated VIEs	$105,569

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Changes in Shareholders’ Equity

		Common Stock and			Accumulated
		Additional Paid-in			Other		Total	Comprehensive
	Preferred	Capital		Retained	Comprehensive		Shareholders’	Income
(Dollars in millions, shares in thousands)	Stock	Shares	Amount	Earnings	Income (Loss)	Other	Equity	(Loss)

Balance, December 31, 2008	$37,701	5,017,436	$76,766	$73,823	$(10,825)	$(413)	$177,052
Cumulative adjustment for accounting change - Other-than-temporary impairments on debt securities				71	(71)		-
Net income				7,471			7,471	$7,471
Net change in available-for-sale debt and marketable equity securities					(993)		(993)	(993)
Net change in foreign currency translation adjustments					(101)		(101)	(101)
Net change in derivatives					487		487	487
Employee benefit plan adjustments					276		276	276
Dividends paid:
Common				(150)			(150)
Preferred				(2,235)			(2,235)
Issuance of preferred stock and stock warrants	26,800		3,200				30,000
Stock issued in acquisition	8,605	1,375,476	20,504				29,109
Issuance of common stock		1,250,000	13,468				13,468
Exchange of preferred stock	(14,797)	999,935	14,221	576			-
Common stock issued under employee plans and related tax effects		8,612	558			205	763
Other	351			(346)			5

Balance, June 30, 2009	$58,660	8,651,459	$128,717	$79,210	$(11,227)	$(208)	$255,152	$7,140

Balance, December 31, 2009	$37,208	8,650,244	$128,734	$71,233	$(5,619)	$(112)	$231,444	`
Cumulative adjustment for accounting change - Consolidation of certain variable interest entities				(6,154)	(116)		(6,270)	$(116)
Net income				6,305			6,305	6,305
Net change in available-for-sale debt and marketable equity securities					1,520		1,520	1,520
Net change in foreign currency translation adjustments					146		146	146
Net change in derivatives					(505)		(505)	(505)
Employee benefit plan adjustments					127		127	127
Dividends paid:
Common				(202)			(202)
Preferred				(688)			(688)
Common stock issued under employee plans and related tax effects		96,773	1,197			61	1,258
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244				-
Other	29			3		7	39

Balance, June 30, 2010	$17,993	10,033,017	$149,175	$70,497	$(4,447)	$(44)	$233,174	$7,477

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2010	2009

Operating activities
Net income	$6,305	$7,471
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	17,910	26,755
Gains on sales of debt securities	(771)	(2,130)
Depreciation and premises improvements amortization	1,113	1,169
Amortization of intangibles	885	1,036
Deferred income tax expense	1,264	247
Net decrease in trading and derivative instruments	32,108	41,190
Net decrease in other assets	3,205	23,267
Net increase (decrease) in accrued expenses and other liabilities	2,518	(18,629)
Other operating activities, net	(25,186)	(5,605)

Net cash provided by operating activities	39,351	74,771

Investing activities
Net decrease in time deposits placed and other short-term investments	3,561	17,573
Net (increase) decrease in federal funds sold and securities borrowed or purchased under agreements to resell	(57,734)	36,617
Proceeds from sales of available-for-sale debt securities	63,356	77,402
Proceeds from paydowns and maturities of available-for-sale debt securities	36,458	31,900
Purchases of available-for-sale debt securities	(99,704)	(43,670)
Proceeds from maturities of held-to-maturity debt securities	3	795
Purchases of held-to-maturity debt securities	(100)	(1,819)
Proceeds from sales of loans and leases	3,525	5,846
Other changes in loans and leases, net	19,657	8,646
Net purchases of premises and equipment	(149)	(1,240)
Proceeds from sales of foreclosed properties	1,342	851
Cash received upon acquisition, net	-	31,804
Cash received due to impact of adoption of new consolidation guidance	2,807	-
Other investing activities, net	6,905	9,209

Net cash provided by (used in) investing activities	(20,073)	173,914

Financing activities
Net decrease in deposits	(17,144)	(10,362)
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	52,026	(54,539)
Net decrease in commercial paper and other short-term borrowings	(18,303)	(99,715)
Proceeds from issuance of long-term debt	38,920	42,635
Retirement of long-term debt	(44,157)	(60,228)
Proceeds from issuance of preferred stock	-	30,000
Proceeds from issuance of common stock	-	13,468
Cash dividends paid	(890)	(2,385)
Excess tax benefits of share-based payments	47	-
Other financing activities, net	(34)	(18)

Net cash provided by (used in) financing activities	10,465	(141,144)

Effect of exchange rate changes on cash and cash equivalents	(48)	(32)

Net increase in cash and cash equivalents	29,695	107,509
Cash and cash equivalents at January 1	121,339	32,857

Cash and cash equivalents at June 30	$151,034	$140,366

During the six months ended June 30, 2009, the Corporation exchanged $14.8 billion of preferred stock by issuing approximately 1.0 billion shares of common stock valued at $11.5 billion.
During the six months ended June 30, 2009, the Corporation transferred $1.7 billion of ARS from trading account assets to available-for-sale (AFS) debt securities.
During the six months ended June 30, 2009, the Corporation exchanged credit card loans of $8.5 billion and the related allowance for loan and lease losses of $750 million for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust and retained by the Corporation.
The acquisition-date fair values of noncash assets acquired and liabilities assumed in the Merrill Lynch acquisition were $619.1 billion and $626.8 billion.
Approximately 1.4 billion shares of common stock valued at approximately $20.5 billion and 376 thousand shares of preferred stock valued at approximately $8.6 billion were issued in connection with the Merrill Lynch acquisition.
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Principles
     Bank of America Corporation (collectively, with its subsidiaries, the Corporation), a financial holding company, provides a diverse range of financial services and products throughout the U.S. and in certain international markets. The Corporation conducts these activities through its banking and nonbanking subsidiaries. On January 1, 2009, the Corporation acquired Merrill Lynch & Co. Inc. (Merrill Lynch) in exchange for common and preferred stock with a value of $29.1 billion. On July 1, 2008, the Corporation acquired Countrywide Financial Corporation (Countrywide) in exchange for common stock with a value of $4.2 billion. At June 30, 2010, the Corporation operated its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A. In connection with certain acquisitions including Merrill Lynch and Countrywide, the Corporation acquired banking subsidiaries that have been merged into Bank of America, N.A. with no impact on the Consolidated Financial Statements of the Corporation.
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
     These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Corporation’s 2009 Annual Report on Form 10-K. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period presentation.
New Accounting Pronouncements
     In March 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting. This new accounting guidance was effective on July 1, 2010. Upon adoption, companies may elect the fair value option for any beneficial interests, including those that would otherwise require bifurcation under the new guidance. In connection with the adoption on July 1, 2010, the Corporation elected the fair value option for $629 million of debt securities, principally collateralized debt obligations (CDOs), that otherwise may be subject to bifurcation under the new guidance. Accordingly, the Corporation recorded a $232 million charge to retained earnings on July 1, 2010 to reflect the after-tax cumulative effect of the change.
     In July 2010, the FASB issued new accounting guidance that requires additional disclosures about a company’s allowance for credit losses and the credit quality of the loan portfolio. The additional disclosures include a rollforward of the allowance for credit losses on a disaggregated basis and more information, by type of receivable, on credit quality indicators including aging and troubled debt restructurings as well as significant purchases and sales. These new disclosures are effective for the 2010 annual report. This new accounting guidance does not change the accounting model, and accordingly, will have no impact on the Corporation’s consolidated results of operations or financial position.
     On January 1, 2010, the Corporation adopted new FASB accounting guidance on transfers of financial assets and consolidation of VIEs. This new accounting guidance revises sale accounting criteria for transfers of financial assets, including elimination of the concept of and accounting for qualifying special purpose entities (QSPEs), and significantly changes the criteria for consolidation of a VIE. The adoption of this new accounting guidance resulted in the consolidation of certain VIEs that previously were QSPEs and VIEs that were not recorded on the Corporation’s Consolidated Balance

Sheet prior to January 1, 2010. The adoption of this new accounting guidance resulted in a net incremental increase in assets of $100.4 billion and a net increase in liabilities of $106.7 billion. These amounts are net of retained interests in securitizations held on the Consolidated Balance Sheet at December 31, 2009 and net of a $10.8 billion increase in the allowance for loan and lease losses. The Corporation recorded a $6.2 billion charge, net of tax, to retained earnings on January 1, 2010 for the cumulative effect of the adoption of this new accounting guidance, which resulted principally from the increase in the allowance for loan and lease losses, and a $116 million charge to accumulated other comprehensive income (OCI). Initial recording of these assets, related allowance and liabilities on the Corporation’s Consolidated Balance Sheet had no impact at the date of adoption on the consolidated results of operations.
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
     On January 1, 2010, the Corporation elected to early adopt, on a prospective basis, new FASB accounting guidance stating that troubled debt restructuring (TDR) accounting cannot be applied to individual loans within purchased credit-impaired loan pools. The adoption of this guidance did not have a material impact on the Corporation’s financial condition or results of operations.
     On January 1, 2010, the Corporation adopted new FASB accounting guidance that requires disclosure of gross transfers into and out of Level 3 of the fair value hierarchy and adds a requirement to disclose significant transfers between Level 1 and Level 2 of the fair value hierarchy. The new accounting guidance also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs, and valuation techniques. These enhanced disclosures required under this new guidance are included in Note 14 – Fair Value Measurements. Beginning in 2011, this new accounting guidance also requires separate presentation of purchases, issuances and settlements in the Level 3 reconciliation table.
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
     Substantially all securities financing agreements are transacted under master repurchase agreements which give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets securities financing agreements with the same counterparty on the Consolidated Balance Sheet where it has such a master agreement. In transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheet at fair value, representing the securities received, and a liability for the same amount, representing the obligation to return those securities.
     At the end of certain quarterly periods during the three years ended December 31, 2009, the Corporation had recorded certain sales of agency mortgage-backed securities (MBS) which, based on a more recent internal review and interpretation, should have been recorded as secured borrowings. These periods and amounts were as follows: March 31, 2009 – $573 million; September 30, 2008 – $10.7 billion; December 31, 2007 – $2.1 billion; and March 31, 2007 – $4.5 billion. As the transferred securities were recorded at fair value in trading account assets, the change would have had no impact on consolidated results of operations. Had the sales been recorded as secured borrowings, trading account assets and federal funds purchased and securities loaned or sold under agreements to repurchase would have increased by the amount of the transactions, however, the increase in all cases was less than 0.7 percent of total assets or total liabilities. Accordingly, the Corporation believes that these transactions did not have a material impact on the Corporation’s Consolidated Financial Statements.
     In repurchase transactions, typically, the termination date for a repurchase agreement is before the maturity date of the underlying security. However, in certain situations, the Corporation may enter into repurchase agreements where the termination date of the repurchase transaction is the same as the maturity date of the underlying security and these transactions are referred to as “repo-to-maturity” (RTM) transactions. The Corporation enters into RTM transactions only for high quality, very liquid securities such as U.S. Treasury securities or securities issued by government-sponsored enterprises (GSE). The Corporation accounts for RTM transactions as sales in accordance with GAAP, and accordingly, removes the securities from the Consolidated Balance Sheet and recognizes a gain or loss in the Consolidated Statement of Income. At June 30, 2010, the Corporation had no outstanding RTM transactions compared to $6.5 billion at December 31, 2009, that had been accounted for as sales.
Variable Interest Entities
     The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. Prior to January 1, 2010, the primary beneficiary was the entity that would absorb a majority of the economic risks and rewards of the VIE based on an analysis of projected probability-weighted cash flows. In accordance with the new accounting guidance on consolidation of VIEs and transfers of financial assets (new consolidation guidance) effective January 1, 2010, the Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On a quarterly basis, the Corporation reassesses whether it has a controlling financial interest in and is the primary beneficiary of a VIE. The quarterly reassessment process considers whether the Corporation has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Corporation has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which the Corporation is involved may change as a result of such reassessments.
     Retained interests in securitized assets are initially recorded at fair value. Prior to 2010, retained interests were initially recorded at an allocated cost basis in proportion to the relative fair values of the assets sold and interests retained. In addition, the Corporation may invest in debt securities issued by unconsolidated VIEs. Quoted market prices are primarily used to obtain fair values of these debt securities, which are classified in available-for-sale (AFS) debt securities or trading account assets. Generally, quoted market prices for retained residual interests are not available, therefore, the Corporation estimates fair values based on the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. Retained residual interests in unconsolidated securitization trusts are classified in trading account assets or other assets with changes in fair value recorded in income. The Corporation may also purchase credit protection from unconsolidated VIEs in the form of credit default swaps or other derivatives, which are carried at fair value with changes in fair value recorded in income.
NOTE 2 - Merger and Restructuring Activity
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

Merrill Lynch Purchase Price Allocation
(Dollars in billions, except per share amounts)
Purchase price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595

The Corporation’s common shares issued (in millions)	1,375
Purchase price per share of the Corporation’s common stock (1)	$14.08

Total value of the Corporation’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock	8.6
Fair value of outstanding employee stock awards	1.1

Total purchase price	$29.1
Allocation of the purchase price
Merrill Lynch shareholders’ equity	19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Derivatives and securities	(1.9)
Loans	(6.1)
Intangible assets (2)	5.4
Other assets/liabilities	(0.8)
Long-term debt	16.0

Pre-tax total adjustments	12.6
Deferred income taxes	(5.9)

After-tax total adjustments	6.7

Fair value of net assets acquired	24.0

Goodwill resulting from the Merrill Lynch acquisition	$5.1

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
     The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2010	2009	2010	2009

Severance and employee-related charges	$123	$491	$274	$982
Systems integrations and related charges	329	292	639	484
Other	56	46	116	128

Total merger and restructuring charges	$508	$829	$1,029	$1,594

     For the three and six months ended June 30, 2010, merger and restructuring charges consisted of $424 million and $832 million related to the Merrill Lynch acquisition and $84 million and $197 million related to the Countrywide acquisition. For the three and six months ended June 30, 2009, merger and restructuring charges consisted primarily of $580 million and $1.1 billion related to the Merrill Lynch acquisition, $227 million and $420 million related to the Countrywide acquisition, and $22 million and $81 million related to previous acquisitions.
     For the three and six months ended June 30, 2010, $424 million and $832 million of merger-related charges for the Merrill Lynch acquisition included $112 million and $234 million of severance and other employee-related costs, $259 million and $497 million of system integration costs, and $53 million and $101 million of other merger-related costs. For the three and six months ended June 30, 2009, $580 million and $1.1 billion of merger-related charges for the Merrill Lynch acquisition included $448 million and $880 million of severance and other employee-related costs, $103 million and $141 million of system integration costs, and $29 million and $72 million of other merger-related costs.
     The following table presents the changes in exit cost and restructuring reserves for the three and six months ended June 30, 2010 and 2009. Exit cost reserves were established in purchase accounting resulting in an increase in goodwill. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the total merger and restructuring charges in the table above. Exit costs were not recorded in purchase accounting for the Merrill Lynch acquisition in accordance with new accounting guidance on business combinations which was effective January 1, 2009.

	Exit Cost Reserves		Restructuring Reserves
(Dollars in millions)	2010	2009	2010	2009

Balance, January 1	$112	$523	$403	$86
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	106	382
Countrywide	-	-	30	60
Cash payments and other	(22)	(192)	(294)	(136)

Balance, March 31	90	331	245	392
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	93	350
Countrywide	(18)	-	23	48
Cash payments and other	(35)	(113)	(101)	(360)

Balance, June 30	$37	$218	$260	$430

n/a = not applicable
     At December 31, 2009, there were $112 million of exit cost reserves related principally to the Countrywide acquisition, including $70 million of severance, relocation and other employee-related costs and $42 million for contract terminations. Cash payments and other of $35 million during the three months ended June 30, 2010 consisted of $13 million in severance, relocation and other employee-related costs, and $22 million in contract terminations. Cash payments and other of $57 million during the six months ended June 30, 2010 consisted of $20 million in severance, relocation and other employee-related costs, and $37 million in contract terminations. At June 30, 2010, exit cost reserves of $37 million related principally to Countrywide.
     At December 31, 2009, there were $403 million of restructuring reserves related to the Merrill Lynch and Countrywide acquisitions for severance and other employee-related costs. For the three and six months ended June 30, 2010, $116 million and $252 million were added to the restructuring reserves related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Cash payments and other of $101 million and $395 million during the three and six months ended June 30, 2010 were all related to severance and other employee-related costs. Payments associated with the Countrywide and Merrill Lynch acquisitions are expected to continue into 2012. At June 30, 2010, restructuring reserves of $260 million consisted of $188 million for Merrill Lynch and $72 million for Countrywide.

NOTE 3 – Trading Account Assets and Liabilities
     The following table presents the components of trading account assets and liabilities at June 30, 2010 and December 31, 2009.

	June 30	December 31
(Dollars in millions)	2010	2009

Trading account assets
U.S. government and agency securities (1)	$54,530	$44,585
Corporate securities, trading loans and other	52,835	57,009
Equity securities	31,341	33,562
Foreign sovereign debt	39,592	28,143
Mortgage trading loans and asset-backed securities	19,078	18,907

Total trading account assets	$197,376	$182,206

Trading account liabilities
U.S. government and agency securities	$31,803	$26,519
Equity securities	24,170	18,407
Foreign sovereign debt	23,198	12,897
Corporate securities and other	10,811	7,609

Total trading account liabilities	$89,982	$65,432

(1)	Includes $22.0 billion and $23.5 billion at June 30, 2010 and December 31, 2009 of GSE obligations.

NOTE 4 – Derivatives
Derivative Balances
     Derivatives are held for trading, as economic hedges, or as qualifying accounting hedges. The Corporation enters into derivatives to facilitate client transactions, for principal trading purposes and to manage risk exposures. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. The following table identifies derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2010 and December 31, 2009. Balances are provided on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	June 30, 2010
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges (2)	Total	Hedges	Hedges (2)	Total

Interest rate contracts
Swaps	$43,600.3	$1,470.3	$11.1	$1,481.4	$1,454.6	$1.9	$1,456.5
Futures and forwards	12,542.3	5.6	-	5.6	7.2	-	7.2
Written options	3,004.8	-	-	-	90.0	-	90.0
Purchased options	2,699.4	93.6	-	93.6	-	-	-
Foreign exchange contracts
Swaps	616.6	25.1	2.3	27.4	29.7	3.0	32.7
Spot, futures and forwards	2,334.8	38.3	-	38.3	40.2	-	40.2
Written options	477.4	-	-	-	14.5	-	14.5
Purchased options	466.7	14.0	-	14.0	-	-	-
Equity contracts
Swaps	47.1	1.8	-	1.8	2.3	-	2.3
Futures and forwards	98.0	3.3	-	3.3	2.6	-	2.6
Written options	263.8	-	-	-	25.2	-	25.2
Purchased options	229.8	25.4	-	25.4	-	-	-
Commodity contracts
Swaps	94.8	6.5	0.2	6.7	6.3	-	6.3
Futures and forwards	464.2	6.8	-	6.8	6.4	-	6.4
Written options	71.6	-	-	-	5.0	-	5.0
Purchased options	69.5	4.8	-	4.8	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,423.0	111.2	-	111.2	22.8	-	22.8
Total return swaps/other	21.2	1.2	-	1.2	0.9	-	0.9
Written credit derivatives:
Credit default swaps	2,421.3	22.4	-	22.4	104.6	-	104.6
Total return swaps/other	23.3	1.4	-	1.4	0.4	-	0.4

Gross derivative assets/liabilities		$1,831.7	$13.6	1,845.3	$1,812.7	$4.9	1,817.6
Less: Legally enforceable master netting agreements				(1,699.1)			(1,699.1)
Less: Cash collateral applied				(62.9)			(55.7)

Total derivative assets/liabilities				$83.3			$62.8

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased credit derivatives.

(2)	Excludes $4.0 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2009
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges (2)	Total	Hedges	Hedges (2)	Total

Interest rate contracts
Swaps	$45,261.5	$1,121.3	$5.6	$1,126.9	$1,105.0	$0.8	$1,105.8
Futures and forwards	11,842.1	7.1	-	7.1	6.1	-	6.1
Written options	2,865.5	-	-	-	84.1	-	84.1
Purchased options	2,626.7	84.1	-	84.1	-	-	-
Foreign exchange contracts
Swaps	661.9	23.7	4.6	28.3	27.3	0.5	27.8
Spot, futures and forwards	1,750.8	24.6	0.3	24.9	25.6	0.1	25.7
Written options	383.6	-	-	-	13.0	-	13.0
Purchased options	355.3	12.7	-	12.7	-	-	-
Equity contracts
Swaps	58.5	2.0	-	2.0	2.0	-	2.0
Futures and forwards	79.0	3.0	-	3.0	2.2	-	2.2
Written options	283.4	-	-	-	25.1	0.4	25.5
Purchased options	273.7	27.3	-	27.3	-	-	-
Commodity contracts
Swaps	65.3	6.9	0.1	7.0	6.8	-	6.8
Futures and forwards	387.8	10.4	-	10.4	9.6	-	9.6
Written options	54.9	-	-	-	7.9	-	7.9
Purchased options	50.9	7.6	-	7.6	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,800.5	105.5	-	105.5	45.2	-	45.2
Total return swaps/other	21.7	1.5	-	1.5	0.4	-	0.4
Written credit derivatives:
Credit default swaps	2,788.8	44.1	-	44.1	98.4	-	98.4
Total return swaps/other	33.1	1.8	-	1.8	1.1	-	1.1

Gross derivative assets/liabilities		$1,483.6	$10.6	1,494.2	$1,459.8	$1.8	1,461.6
Less: Legally enforceable master netting agreements				(1,355.1)			(1,355.1)
Less: Cash collateral applied				(58.4)			(62.8)

Total derivative assets/liabilities				$80.7			$43.7

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased credit derivatives.

(2)	Excludes $4.4 billion of long-term debt designated as a hedge of foreign currency risk.
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

     Interest rate and market risk can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and euro-dollar futures as economic hedges of the fair value of mortgage servicing rights (MSRs). For additional information on MSRs, see Note 16 - Mortgage Servicing Rights.
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

Derivatives Designated as Accounting Hedges
     The Corporation uses various types of interest rate, commodity and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates, exchange rates and commodity prices (fair value hedges). The Corporation also uses these types of contracts and equity derivatives to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The Corporation hedges its net investment in consolidated foreign operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts, cross-currency basis swaps, and by issuing foreign currency-denominated debt (net investment hedges).
     The following table summarizes certain information related to the Corporation’s derivatives designated as fair value hedges for the three and six months ended June 30, 2010 and 2009.

	Amounts Recognized in Income for the Three Months Ended June 30
	2010			2009
		Hedged	Hedge		Hedged	Hedge
(Dollars in millions)	Derivative	Item	Ineffectiveness	Derivative	Item	Ineffectiveness

Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$3,202	$(3,318)	$(116)	$(3,851)	$3,529	$(322)
Interest rate and foreign currency risk on long-term debt (1)	(1,907)	1,704	(203)	1,014	(987)	27
Interest rate risk on available-for-sale securities (2, 3)	(5,240)	5,165	(75)	207	(231)	(24)
Commodity price risk on commodity inventory (4)	(16)	15	(1)	4	1	5

Total	$(3,961)	$3,566	$(395)	$(2,626)	$2,312	$(314)

	Amounts Recognized in Income for the Six Months Ended June 30
	2010			2009
		Hedged	Hedge		Hedged	Hedge
(Dollars in millions)	Derivative	Item	Ineffectiveness	Derivative	Item	Ineffectiveness

Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$4,086	$(4,330)	$(244)	$(4,616)	$4,165	$(451)
Interest rate and foreign currency risk on long-term debt (1)	(3,282)	2,955	(327)	63	22	85
Interest rate risk on available-for-sale securities (2, 3)	(5,270)	5,184	(86)	260	(312)	(52)
Commodity price risk on commodity inventory (4)	42	(46)	(4)	60	(57)	3

Total	$(4,424)	$3,763	$(661)	$(4,233)	$3,818	$(415)

(1)	Amounts are recorded in interest expense on long-term debt.

(2)	Amounts are recorded in interest income on AFS securities.

(3)
Measurement of ineffectiveness in the three and six months ended June 30, 2010 includes $0 and $4 million compared to $13 million and $42 million for the same periods of 2009 of interest costs on short forward contracts. The Corporation considers this as part of the cost of hedging, and it is offset by the fixed coupon receipt on the AFS security that is recognized in interest income on securities.

(4)	Amounts are recorded in trading account profits.

     The following table summarizes certain information related to the Corporation’s derivatives designated as cash flow hedges and net investment hedges for the three and six months ended June 30, 2010 and 2009. During the next 12 months, net losses in accumulated OCI of approximately $1.2 billion ($735 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items.

	Three Months Ended June 30
	2010			2009
			Hedge			Hedge
			Ineffectiveness			Ineffectiveness
	Amounts	Amounts	and Amount	Amounts	Amounts	and Amount
	Recognized	Reclassified	Excluded from	Recognized	Reclassified	Excluded from
	in OCI on	from OCI	Effectiveness	in OCI on	from OCI	Effectiveness
(Dollars in millions, amounts pre-tax)	Derivatives	into Income	Testing (1)	Derivatives	into Income	Testing (1)

Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios (2, 3, 4)	$(856)	$(105)	$(6)	$(193)	$(376)	$35
Commodity price risk on forecasted purchases and sales (5)	(5)	10	1	(54)	2	-
Price risk on restricted stock awards (6)	(181)	6	-	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities (7)	180	(226)	-	(10)	-	-

Total	$(862)	$(315)	$(5)	$(257)	$(374)	$35

Net investment hedges
Foreign exchange risk (8)	$906	$-	$(68)	$(3,015)	$-	$(27)

	Six Months Ended June 30
	2010			2009
			Hedge			Hedge
			Ineffectiveness			Ineffectiveness
	Amounts	Amounts	and Amount	Amounts	Amounts	and Amount
	Recognized	Reclassified	Excluded from	Recognized	Reclassified	Excluded from
	in OCI on	from OCI	Effectiveness	in OCI on	from OCI	Effectiveness
(Dollars in millions, amounts pre-tax)	Derivatives	into Income	Testing (1)	Derivatives	into Income	Testing (1)

Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios (2, 3, 4)	$(1,358)	$(186)	$(20)	$(42)	$(860)	$38
Commodity price risk on forecasted purchases and sales (5)	27	13	2	14	5	-
Price risk on restricted stock awards (6)	(37)	17	-	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities (7)	186	(226)	-	(54)	-	-

Total	$(1,182)	$(382)	$(18)	$(82)	$(855)	$38

Net investment hedges
Foreign exchange risk (8)	$1,885	$-	$(132)	$(1,999)	$-	$(107)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)
Amounts reclassified from accumulated OCI increased interest income on assets by $33 million and reduced interest income on assets by $64 million, and increased interest expense on liabilities by $138 million and $312 million during the three months ended June 30, 2010 and 2009. Amounts reclassified from accumulated OCI increased interest income on assets by $80 million and reduced interest income on assets by $108 million, and increased interest expense on liabilities by $266 million and $752 million during the six months ended June 30, 2010 and 2009.

(3)
Hedge ineffectiveness of $(17) million and $(19) million was recorded in interest income during the three and six months ended June 30, 2010 compared to $35 million and $38 million for the same periods in 2009. Hedge ineffectiveness of $11 million and $(1) million was recorded in interest expense during the three and six months ended June 30, 2010 compared to $0 for the same periods in 2009.

(4)
Amounts reclassified from accumulated OCI exclude amounts related to derivative interest accruals which increased interest income by $69 million and $131 million for the three and six months ended June 30, 2010 compared to $53 million and $56 million for the same periods in 2009.

(5)	Amounts reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item.

(6)	Amounts reclassified from accumulated OCI are recorded in personnel expense.

(7)	Amounts reclassified from accumulated OCI are recorded in equity investment income with the underlying hedged item.

(8)
Amounts recognized in accumulated OCI on derivatives exclude gains of $114 million and $376 million related to long-term debt designated as a net investment hedge for the three and six months ended June 30, 2010 compared to losses of $472 million and $439 million for the same periods in 2009.

n/a = not applicable
     The Corporation entered into total return swaps to hedge a portion of cash-settled restricted stock units (RSUs) granted to certain employees in the three months ended March 31, 2010 as part of their 2009 compensation. These cash-settled RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. The Corporation entered into the derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of the RSUs. Certain of these derivatives are designated as cash flow hedges of unrecognized non-vested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on restricted stock units and related hedges, see Note 12 – Shareholders’ Equity and Earnings Per Common Share.
Economic Hedges
     Derivatives designated as economic hedges are used by the Corporation to reduce certain risk exposures but are not accounted for as accounting hedges. The following table presents gains (losses) on these derivatives for the three and six months ended June 30, 2010 and 2009. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item. Gains (losses) on derivatives related to price risk on mortgage banking production income and interest rate risk on mortgage banking servicing income are recorded in mortgage banking income. Gains (losses) on derivatives and bonds related to credit risk on loans are recorded in other income, trading account profits and net interest income. Gains (losses) on derivatives related to interest rate and foreign currency risk on long-term debt and other foreign currency exchange transactions are recorded in other income and trading account profits. Gains (losses) on other economic hedge transactions are recorded in other income, trading account profits and personnel expense.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Price risk on mortgage banking production income (1)	$2,041	$2,335	$3,397	$4,492
Interest rate risk on mortgage banking servicing income	2,700	(3,473)	3,312	(3,323)
Credit risk on loans	33	(359)	(24)	(284)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions	(5,221)	28	(9,209)	(518)
Other	(194)	(31)	(98)	(17)

Total	$(641)	$(1,500)	$(2,622)	$350

(1)
Includes gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $2.8 billion and $4.6 billion for the three and six months ended June 30, 2010 compared to $1.2 billion and $3.7 billion for the same periods in 2009.

Sales and Trading Revenue
     The Corporation enters into trading derivatives to facilitate client transactions, for principal trading purposes, and to manage risk exposures arising from trading assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s GBAM business segment. The related sales and trading revenue generated within GBAM is recorded on various income statement line items including trading account profits and net interest income as well as other revenue categories. However, the vast majority of income related to derivative instruments is recorded in trading account profits. The following table identifies the amounts in the income statement line items attributable to the Corporation’s sales and trading revenue categorized by primary risk for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30
	2010				2009
	Trading		Net		Trading		Net
	Account	Other	Interest		Account	Other	Interest
(Dollars in millions)	Profits	Revenues (1)	Income	Total	Profits	Revenues (1)	Income	Total

Interest rate risk	$434	$34	$132	$600	$(298)	$5	$277	$(16)
Foreign exchange risk	234	1	1	236	260	4	6	270
Equity risk	176	748	(46)	878	359	817	21	1,197
Credit risk	447	143	913	1,503	1,714	(388)	1,176	2,502
Other risk	(102)	6	(39)	(135)	(25)	(35)	(123)	(183)

Total sales and trading revenue	$1,189	$932	$961	$3,082	$2,010	$403	$1,357	$3,770

	Six Months Ended June 30
	2010				2009
	Trading		Net		Trading		Net
	Account	Other	Interest		Account	Other	Interest
(Dollars in millions)	Profits	Revenues (1)	Income	Total	Profits	Revenues (1)	Income	Total

Interest rate risk	$1,491	$75	$315	$1,881	$2,666	$20	$610	$3,296
Foreign exchange risk	515	2	1	518	534	5	13	552
Equity risk	1,051	1,358	-	2,409	1,145	1,440	102	2,687
Credit risk	3,067	272	1,907	5,246	1,911	(1,492)	3,080	3,499
Other risk	120	14	(89)	45	657	(75)	(312)	270

Total sales and trading revenue	$6,244	$1,721	$2,134	$10,099	$6,913	$(102)	$3,493	$10,304

(1)	Represents investment and brokerage services and other income recorded in GBAM that the Corporation includes in its definition of sales and trading revenue.
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

     Credit derivative instruments in which the Corporation is the seller of credit protection and their expiration at June 30, 2010 and December 31, 2009 are summarized below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

	June 30, 2010
	Carrying Value
	Less than	One to	Three to	Over
(Dollars in millions)	One Year	Three Years	Five Years	Five Years	Total

Credit default swaps:
Investment grade	$842	$12,003	$17,464	$26,681	$56,990
Non-investment grade	972	10,058	12,089	24,482	47,601

Total	1,814	22,061	29,553	51,163	104,591

Total return swaps/other:
Investment grade	-	-	56	28	84
Non-investment grade	1	2	37	316	356

Total	1	2	93	344	440

Total credit derivatives	$1,815	$22,063	$29,646	$51,507	$105,031

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$176,308	$505,328	$591,170	$330,692	$1,603,498
Non-investment grade	87,853	284,748	246,762	198,453	817,816

Total	264,161	790,076	837,932	529,145	2,421,314

Total return swaps/other:
Investment grade	-	22	8,902	981	9,905
Non-investment grade	579	168	2,378	10,293	13,418

Total	579	190	11,280	11,274	23,323

Total credit derivatives	$264,740	$790,266	$849,212	$540,419	$2,444,637

	December 31, 2009
	Carrying Value
	Less than	One to	Three to	Over
(Dollars in millions)	One Year	Three Years	Five Years	Five Years	Total

Credit default swaps:
Investment grade	$454	$5,795	$5,831	$24,586	$36,666
Non-investment grade	1,342	14,012	16,081	30,274	61,709

Total	1,796	19,807	21,912	54,860	98,375

Total return swaps/other:
Investment grade	1	20	5	540	566
Non-investment grade	-	194	3	291	488

Total	1	214	8	831	1,054

Total credit derivatives	$1,797	$20,021	$21,920	$55,691	$99,429

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$147,501	$411,258	$596,103	$335,526	$1,490,388
Non-investment grade	123,907	417,834	399,896	356,735	1,298,372

Total	271,408	829,092	995,999	692,261	2,788,760

Total return swaps/other:
Investment grade	31	60	1,081	8,087	9,259
Non-investment grade	2,035	1,280	2,183	18,352	23,850

Total	2,066	1,340	3,264	26,439	33,109

Total credit derivatives	$273,474	$830,432	$999,263	$718,700	$2,821,869

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
     The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at June 30, 2010 was $72.1 billion and $1.7 trillion compared to $79.4 billion and $2.3 trillion at December 31, 2009.
Credit Risk Management of Derivatives and Credit-related Contingent Features
     The Corporation executes the majority of its derivative contracts in the over-the-counter market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit ratings downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously described on page 14, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
     Substantially all of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master agreements that enhance the creditworthiness of these instruments as compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation, as well as its counterparties with respect to changes in the Corporation’s creditworthiness. At June 30, 2010 and December 31, 2009, the Corporation received cash and securities collateral of $81.9 billion and $74.6 billion, and posted cash and securities collateral of $74.5 billion and $69.1 billion in the normal course of business under derivative agreements.
     In connection with certain over-the-counter derivative contracts and other trading agreements, the Corporation could be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of Bank of America Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At June 30, 2010 and December 31, 2009, the amount of additional collateral and termination payments that would have been required for such derivatives and trading agreements was approximately $1.0 billion and $2.1 billion if the long-term credit rating of Bank of America Corporation and its subsidiaries was incrementally downgraded by one level by all ratings agencies. At June 30, 2010 and December 31, 2009, a second incremental one level downgrade by the ratings agencies would have required approximately $1.0 billion and $1.2 billion in additional collateral.
     The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty. During the three and six months ended June 30, 2010, credit valuation losses of $758 million and $421 million ($308 million and $366 million, net of hedges) compared to gains of $1.4 billion and $1.5 billion ($634 million and $593 million, net of hedges) for the same periods in 2009 for counterparty credit risk related to derivative assets were recognized in trading account profits. At June 30, 2010 and December 31, 2009, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $8.0 billion and $7.8 billion.
     In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and six months ended June 30, 2010, credit valuation gains (losses) of $206 million and $368 million ($85 million and $251 million, net of hedges) compared to $(1.6) billion and $85 million for the same periods in 2009 were recognized in trading account profits for changes in the Corporation’s or its subsidiaries’ credit risk. At June 30, 2010 and December 31, 2009, the Corporation’s cumulative credit risk valuation adjustment reduced the derivative liabilities balance by $1.2 billion and $664 million.

NOTE 5 – Securities
     The following table presents the amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of AFS debt and marketable equity securities at June 30, 2010 and December 31, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, June 30, 2010
U.S. Treasury and agency securities	$50,630	$476	$(722)	$50,384
Mortgage-backed securities:
Agency	148,618	5,025	(62)	153,581
Agency collateralized mortgage obligations	40,139	816	(85)	40,870
Non-agency residential (1)	29,795	597	(1,032)	29,360
Non-agency commercial	6,327	840	(39)	7,128
Foreign securities	3,703	70	(823)	2,950
Corporate bonds	6,249	181	(63)	6,367
Other taxable securities (2)	17,176	73	(537)	16,712

Total taxable securities	302,637	8,078	(3,363)	307,352
Tax-exempt securities	7,462	96	(145)	7,413

Total available-for-sale debt securities	$310,099	$8,174	$(3,508)	$314,765

Available-for-sale marketable equity securities (3)	$181	$30	$(32)	$179

Available-for-sale debt securities, December 31, 2009
U.S. Treasury and agency securities	$22,648	$414	$(37)	$23,025
Mortgage-backed securities:
Agency	164,677	2,415	(846)	166,246
Agency collateralized mortgage obligations	25,330	464	(13)	25,781
Non-agency residential (1)	37,940	1,191	(4,028)	35,103
Non-agency commercial	6,354	671	(116)	6,909
Foreign securities	4,732	61	(896)	3,897
Corporate bonds	6,136	182	(126)	6,192
Other taxable securities (2)	25,469	260	(478)	25,251

Total taxable securities	293,286	5,658	(6,540)	292,404
Tax-exempt securities	9,340	100	(243)	9,197

Total available-for-sale debt securities	$302,626	$5,758	$(6,783)	$301,601

Available-for-sale marketable equity securities (3)	$6,020	$3,895	$(507)	$9,408

(1)
At June 30, 2010, includes approximately 88 percent prime bonds, 10 percent Alt-A bonds, and two percent subprime bonds. At December 31, 2009, includes approximately 85 percent of prime bonds, 10 percent of Alt-A bonds, and five percent of subprime bonds.

(2)	Substantially all asset-backed securities (ABS).

(3)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.
     At June 30, 2010, the accumulated net unrealized gains on AFS debt securities included in accumulated OCI were $2.9 billion, net of the related income tax expense of $1.8 billion. At June 30, 2010 and December 31, 2009, the Corporation had nonperforming AFS debt securities of $197 million and $467 million.
     At June 30, 2010, both the amortized cost and fair value of held-to-maturity (HTM) debt securities were $435 million. At December 31, 2009, the amortized cost and fair value of HTM debt securities were $9.8 billion and $9.7 billion, which included ABS that were issued by the Corporation’s credit card securitization trust and retained by the Corporation with an amortized cost of $6.6 billion and a fair value of $6.4 billion. As a result of the adoption of new consolidation guidance, the Corporation consolidated the credit card securitization trusts on January 1, 2010 and the ABS were eliminated in consolidation and the related consumer credit card loans were included in loans and leases on the Corporation’s Consolidated Balance Sheet. Additionally, $2.9 billion of debt securities held in consolidated commercial paper conduits were reclassified from HTM to AFS as a result of new regulatory capital requirements related to asset-backed commercial paper conduits.

     During the three and six months ended June 30, 2010 and 2009, the Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities as presented in the table below.

	Three Months Ended June 30, 2010
	Non-agency	Non-agency			Other
	Residential	Commercial	Foreign	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total

Total other-than-temporary impairment losses (unrealized and realized) (1)	$(145)	$(1)	$(285)	$-	$(31)	$(462)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	74	-	261	-	1	336

Net impairment losses recognized in earnings (3)	$(71)	$(1)	$(24)	$-	$(30)	$(126)

	Three Months Ended June 30, 2009
Total other-than-temporary impairment losses (unrealized and realized) (1)	$(832)	$-	$(103)	$(51)	$(124)	$(1,110)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	84	-	-	-	-	84

Net impairment losses recognized in earnings (3)	$(748)	$-	$(103)	$(51)	$(124)	$(1,026)

	Six Months Ended June 30, 2010
	Non-agency	Non-agency			Other
	Residential	Commercial	Foreign	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total

Total other-than-temporary impairment losses (unrealized and realized) (1)	$(463)	$(1)	$(975)	$(2)	$(342)	$(1,783)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	119	-	780	-	157	1,056

Net impairment losses recognized in earnings (3)	$(344)	$(1)	$(195)	$(2)	$(185)	$(727)

	Six Months Ended June 30, 2009
Total other-than-temporary impairment losses (unrealized and realized) (1)	$(1,263)	$-	$(235)	$(68)	$(258)	$(1,824)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	427	-	-	-	-	427

Net impairment losses recognized in earnings (3)	$(836)	$-	$(235)	$(68)	$(258)	$(1,397)

(1)
For initial other-than-temporary impairments, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to the previously recorded other-than-temporary impairment(s), if applicable.

(2)
Represents the non-credit component of OTTI losses on AFS debt securities. For the three and six months ended June 30, 2010, for certain securities, the Corporation recognized credit losses in excess of unrealized losses in accumulated OCI. In these instances, a portion of the credit losses recognized in earnings has been offset by an unrealized gain. Balances above exclude $16 million and $49 million of gross gains recorded in accumulated OCI related to these securities for the three and six months ended June 30, 2010 and $281 million for the same periods in 2009.

(3)	Represents the credit component of OTTI losses on AFS debt securities.
     The following table presents activity for the three and six months ended June 30, 2010 and 2009 related to the credit component recognized in earnings on debt securities held by the Corporation for which a portion of the OTTI loss remains in accumulated OCI.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2010	2009	2010	2009

Balance, beginning of period	$875	$40	$442	$-
Credit component of other-than-temporary impairment not reclassified to OCI in connection with the cumulative effect transition adjustment (1)	-	-	-	22
Additions for the credit component on debt securities on which other-than-temporary impairment losses were not previously recognized (2)	46	256	177	274
Additions for the credit component on debt securities on which other-than-temporary impairment losses were previously recognized	19	-	321	-

Balance, June 30	$940	$296	$940	$296

(1)
At January 1, 2009, the Corporation had securities with $134 million of OTTI previously recognized in earnings of which $22 million represented the credit component and $112 million represented the non-credit component which was reclassified to accumulated OCI through a cumulative effect transition adjustment.

(2)
During the three and six months ended June 30, 2010 and 2009, the Corporation recognized $61 million and $229 million, and $770 million and $1.1 billion of OTTI losses on debt securities on which no portion of OTTI loss remained in accumulated OCI. OTTI losses related to these securities are excluded from these amounts.

     As of June 30, 2010, those debt securities with OTTI for which a portion of the OTTI loss remains in accumulated OCI primarily consisted of non-agency residential mortgage-backed securities (RMBS) and CDOs. The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model. The Corporation estimates the expected cash flows of the underlying collateral using internal credit risk, interest rate risk and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third party vendor to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on an impaired debt security are discounted using the book yield of each individual impaired debt security.
     Based on the expected cash flows derived from the model, the Corporation expects to recover the unrealized losses in accumulated OCI on non-agency RMBS. Significant assumptions used in the valuation of non-agency RMBS are in the table below. Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers (FICO) and geographic concentrations. The weighted-average severity by collateral type was 36 percent for prime bonds, 44 percent for Alt-A bonds and 48 percent for subprime bonds. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 37 percent for prime bonds, 59 percent for Alt-A bonds and 69 percent for subprime bonds.

		Range (1)
	Weighted-	10th	90th
	average	Percentile (2)	Percentile (2)

Prepayment speed	11.8%	3.0%	26.3%
Loss severity	42.4	16.6	51.8
Life default rate	49.9	2.5	98.9

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
     Additionally, based on the expected cash flows derived from the model, the Corporation expects to recover the unrealized losses in accumulated OCI on CDOs. Certain assumptions used in the valuation of CDOs were an annual constant prepayment speed, loss severities and default rates which take into consideration various collateral characteristics including but not limited to asset type, subordination and vintages. For CDOs, these assumptions were a maximum prepayment speed of 26 percent, a maximum default rate of 58 percent and a maximum loss severity of 100 percent. Due to the structure and variability of the underlying collateral for the CDOs, the minimum end of the ranges and a weighted-average for each of these assumptions are not meaningful.

     The following table presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at June 30, 2010 and December 31, 2009, and whether these securities have had gross unrealized losses for less than twelve months, or for twelve months or longer.

	Less than		Twelve Months
	Twelve Months		or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	Value	Losses	Value	Losses	Value	Losses

Temporarily-impaired available-for-sale debt securities at June 30, 2010
U.S. Treasury and agency securities	$40,049	$(722)	$-	$-	$40,049	$(722)
Mortgage-backed securities:
Agency	5,725	(62)	-	-	5,725	(62)
Agency collateralized mortgage obligations	5,602	(85)	-	-	5,602	(85)
Non-agency residential	9,185	(150)	3,725	(764)	12,910	(914)
Non-agency commercial	685	(27)	62	(12)	747	(39)
Foreign securities	1,012	(12)	150	(32)	1,162	(44)
Corporate bonds	3,925	(29)	168	(34)	4,093	(63)
Other taxable securities	11,009	(202)	453	(162)	11,462	(364)

Total taxable securities	77,192	(1,289)	4,558	(1,004)	81,750	(2,293)
Tax-exempt securities	2,347	(59)	1,486	(86)	3,833	(145)

Total temporarily-impaired available-for-sale debt securities	79,539	(1,348)	6,044	(1,090)	85,583	(2,438)
Temporarily-impaired available-for-sale marketable equity securities	31	(14)	34	(17)	65	(31)

Total temporarily-impaired available-for-sale securities	79,570	(1,362)	6,078	(1,107)	85,648	(2,469)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	191	(20)	522	(99)	713	(119)
Foreign securities	-	-	641	(779)	641	(779)
Other taxable securities	-	-	701	(173)	701	(173)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities	$79,761	$(1,382)	$7,942	$(2,158)	$87,703	$(3,540)

Temporarily-impaired available-for-sale debt securities at December 31, 2009
U.S. Treasury and agency securities	$4,655	$(37)	$-	$-	$4,655	$(37)
Mortgage-backed securities:
Agency	53,979	(817)	740	(29)	54,719	(846)
Agency collateralized mortgage obligations	965	(10)	747	(3)	1,712	(13)
Non-agency residential	6,907	(557)	13,613	(3,370)	20,520	(3,927)
Non-agency commercial	1,263	(35)	1,711	(81)	2,974	(116)
Foreign securities	169	(27)	3,355	(869)	3,524	(896)
Corporate bonds	1,157	(71)	294	(55)	1,451	(126)
Other taxable securities	3,779	(70)	932	(408)	4,711	(478)

Total taxable securities	72,874	(1,624)	21,392	(4,815)	94,266	(6,439)
Tax-exempt securities	4,716	(93)	1,989	(150)	6,705	(243)

Total temporarily-impaired available-for-sale debt securities	77,590	(1,717)	23,381	(4,965)	100,971	(6,682)
Temporarily-impaired available-for-sale marketable equity securities	338	(113)	1,554	(394)	1,892	(507)

Total temporarily-impaired available-for-sale securities	77,928	(1,830)	24,935	(5,359)	102,863	(7,189)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	51	(17)	1,076	(84)	1,127	(101)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities	$77,979	$(1,847)	$26,011	$(5,443)	$103,990	$(7,290)

(1)	Includes other-than-temporarily impaired AFS debt securities in which a portion of the OTTI loss remains in accumulated OCI.

     At June 30, 2010, the amortized cost of approximately 8,000 AFS securities exceeded their fair value by $3.5 billion. The gross unrealized losses include $1.0 billion on non-agency RMBS, and $1.4 billion on foreign securities and other taxable securities, which are primarily CDOs. Combined, these securities represent 68 percent of the $3.5 billion in gross unrealized losses. Of the $3.5 billion, $1.4 billion of gross unrealized losses have existed for less than twelve months and $2.2 billion of gross unrealized losses have existed for a period of twelve months or longer. Of the gross unrealized losses existing for twelve months or longer, $862 million related to approximately 200 non-agency RMBS and $1.1 billion related to foreign securities and other taxable securities. Combined, these securities represented 93 percent of the gross unrealized losses that have existed for a period of twelve months or longer. Gross unrealized losses are principally the result of ongoing illiquidity in the markets and the interest rate environment.
     The Corporation considers the length of time and extent to which the fair value of AFS debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. The Corporation also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Corporation has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of amortized cost, the Corporation has concluded that the securities are not impaired on an other-than-temporary basis.
     The amortized cost and fair value of the Corporation’s investment in AFS debt securities from the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) where the investment exceeded 10 percent of consolidated shareholders’ equity at June 30, 2010 and December 31, 2009 are presented in the following table.

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
(Dollars in millions)	Cost	Value	Cost	Value

Federal National Mortgage Association	$90,748	$93,318	$100,321	$101,096
Government National Mortgage Association	69,588	71,517	60,610	61,121
Federal Home Loan Mortgage Corporation	28,421	29,616	29,076	29,810

     Securities are pledged or assigned to secure borrowed funds, government and trust deposits, and for other purposes. The carrying value of pledged securities was $138.1 billion and $122.7 billion at June 30, 2010 and December 31, 2009.

     The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at June 30, 2010 are summarized in the following table. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2010
			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Fair value of available-for-sale debt securities
U.S. Treasury and agency securities	$269	2.18%	$1,881	2.55%	$12,725	3.21%	$35,509	3.82%	$50,384	3.60%
Mortgage-backed securities:
Agency	41	4.96	102,504	4.53	11,760	4.68	39,276	4.36	153,581	4.50
Agency collateralized mortgage obligations	425	3.20	15,363	2.85	14,620	4.12	10,462	2.38	40,870	3.19
Non-agency residential	327	9.54	5,569	7.01	2,612	5.65	20,852	4.39	29,360	5.05
Non-agency commercial	211	5.41	4,916	5.97	1,642	11.71	359	6.07	7,128	7.28
Foreign securities	351	1.38	2,390	5.99	171	4.02	38	1.17	2,950	5.15
Corporate bonds	280	3.60	4,242	3.11	1,573	4.54	272	4.37	6,367	3.54
Other taxable securities	4,653	1.40	4,224	1.30	389	4.01	7,446	3.83	16,712	2.51

Total taxable securities	6,557	2.20	141,089	4.36	45,492	4.38	114,214	3.99	307,352	4.17
Tax-exempt securities	156	3.73	1,698	4.19	2,946	4.16	2,613	3.02	7,413	3.76

Total available-for-sale debt securities	$6,713	2.23	$142,787	4.36	$48,438	4.37	$116,827	3.96	$314,765	4.16

Amortized cost of available-for-sale debt securities	$6,968		$139,833		$46,892		$116,406		$310,099

(1)	Yields are calculated based on the amortized cost of the securities.
     The components of realized gains and losses on sales of debt securities for the three and six months ended June 30, 2010 and 2009 are presented in the table below. During the second quarter of 2010, the Corporation entered into a series of transactions in its AFS debt securities portfolio that involved securitizations as well as sales of non-agency RMBS. The Corporation made the decision to enter into these transactions in late May 2010 following a review of corporate risk objectives in light of proposed Basel regulatory capital changes and liquidity targets. The carrying value of the non-agency RMBS portfolio was reduced $5.2 billion during the quarter primarily as a result of the aforementioned sales and securitizations as well as paydowns. The Corporation recognized net losses of $711 million on the sales and securitizations, and improved the overall credit quality of the remaining portfolio such that the percentage of the non-agency RMBS portfolio that is below investment grade was reduced significantly.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Gross gains	$942	$744	$1,848	$2,281
Gross losses	(905)	(112)	(1,077)	(151)

Net gains on sales of debt securities	$37	$632	$771	$2,130

     The income tax expense attributable to realized net gains on sales on debt securities was $14 million and $285 million for the three and six months ended June 30, 2010 compared to $234 million and $788 million for the same periods in 2009.
Certain Corporate and Strategic Investments
     At both June 30, 2010 and December 31, 2009, the Corporation owned approximately 11 percent, or 25.6 billion common shares of China Construction Bank (CCB). During the six months ended June 30, 2009, the Corporation sold its initial investment of 19.1 billion common shares in CCB for a pre-tax gain of $7.3 billion. The remaining investment of 25.6 billion common shares is accounted for at cost and classified in other assets. Dividends related to this investment are accrued when declared. Of the total investment, 23.6 billion shares are non-transferable until August 2011. Under applicable accounting guidance, beginning one year prior to the date when the shares become transferrable, the shares will be accounted for as AFS securities and carried at fair value with unrealized gains and losses included in accumulated OCI. At June 30, 2010 and

December 31, 2009, both the cost and the carrying value of the CCB investment were $9.2 billion, and the fair value was $20.8 billion and $22.0 billion. Dividend income on this investment is recorded in equity investment income and during the second quarter of 2010, the Corporation accrued a dividend of $535 million from CCB. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, the Corporation expects to continue to provide advice and assistance to CCB.
     In June 2010, the Corporation sold its investment of 188.4 million preferred shares and 56.5 million common shares in Itaú Unibanco Holding S.A. (Itaú Unibanco) for $3.9 billion. The Itaú Unibanco investment was accounted for at fair value and classified as AFS marketable equity securities in other assets with unrealized gains recorded, net-of-tax, in accumulated OCI. The carrying value of this investment was $2.6 billion and, after transaction costs, the pre-tax gain was $1.2 billion.
     In June 2010, the Corporation entered into a definitive agreement to sell its 24.9 percent ownership interest in Grupo Financiero Santander, S.A.B. de C.V. to an affiliate of its parent company, Banco Santander, S.A., the majority interest holder. The sale price is $2.5 billion and the Corporation’s carrying value at the agreement date was $2.9 billion which included the impact of foreign currency translation adjustments in accumulated OCI. This investment is classified in other assets and is accounted for under the equity method of accounting. Because the sale is expected to result in a loss, the Corporation recorded an impairment write-down in the three months ended June 30, 2010 equal to the estimated pre-tax loss of $428 million. The sale is expected to close during the three months ended September 30, 2010.
     In June 2010, the Corporation sold all of its MasterCard equity position, which was acquired primarily upon MasterCard’s IPO. In connection with the transaction, the Corporation recorded a pre-tax gain of $440 million.
     In the second quarter of 2010, the Corporation entered into agreements to sell $2.9 billion of its exposure in certain private equity funds including $1.5 billion of funded exposure and $1.4 billion of unfunded commitments. The pre-tax loss recognized in the three months ended June 30, 2010 on these transactions was $163 million.
     At both June 30, 2010 and December 31, 2009, the Corporation had an economic ownership of approximately 34 percent in BlackRock, Inc. (BlackRock), a publicly traded investment company. The carrying value of this investment at June 30, 2010 and December 31, 2009 was $10.1 billion and $10.0 billion and the fair value was $9.3 billion and $15.0 billion, respectively. This investment is classified in other assets and is accounted for under the equity method of accounting with income recorded as equity investment income.
     On June 26, 2009, the Corporation entered into a joint venture agreement with First Data Corporation (First Data) creating Banc of America Merchant Services, LLC. Under the terms of the agreement, the Corporation contributed its merchant processing business to the joint venture and First Data contributed certain merchant processing contracts and personnel resources. During the three months ended June 30, 2009, the Corporation recorded in other income a pre-tax gain of $3.8 billion related to this transaction. In addition to the Corporation and First Data, the remaining stake was initially held by a third party. During the second quarter of 2010, the third party sold its interest to the joint venture, resulting in an ownership increase in this joint venture to approximately 49 percent for the Corporation and 51 percent for First Data. The investment in the joint venture, which was initially recorded at a fair value of $4.7 billion, is accounted for under the equity method of accounting with income recorded as equity investment income. The carrying value of the investment at both June 30, 2010 and December 31, 2009 was $4.7 billion.

NOTE 6 – Outstanding Loans and Leases
     The table below presents outstanding loans and leases at June 30, 2010 and December 31, 2009.

	June 30	December 31
(Dollars in millions)	2010 (1)	2009

Consumer
Residential mortgage (2)	$245,502	$242,129
Home equity	146,274	149,126
Discontinued real estate (3)	13,780	14,854
Credit card – domestic	116,739	49,453
Credit card – foreign	26,391	21,656
Direct/Indirect consumer (4)	98,239	97,236
Other consumer (5)	3,008	3,110

Total consumer	649,933	577,564

Commercial
Commercial – domestic (6)	191,458	198,903
Commercial real estate (7)	61,587	69,447
Commercial lease financing	21,392	22,199
Commercial – foreign	27,909	27,079

Total commercial loans	302,346	317,628
Commercial loans measured at fair value (8)	3,898	4,936

Total commercial	306,244	322,564

Total loans and leases	$956,177	$900,128

(1)	Periods subsequent to January 1, 2010 are presented in accordance with new consolidation guidance.

(2)	Includes foreign residential mortgages of $500 million and $552 million at June 30, 2010 and December 31, 2009.

(3)
Includes $12.4 billion and $13.4 billion of pay option loans, and $1.4 billion and $1.5 billion of subprime loans at June 30, 2010 and December 31, 2009. The Corporation no longer originates these products.

(4)
Includes dealer financial services loans of $46.4 billion and $41.6 billion, consumer lending of $15.8 billion and $19.7 billion, domestic securities-based lending margin loans of $14.6 billion and $12.9 billion, student loans of $10.3 billion and $10.8 billion, foreign consumer loans of $7.5 billion and $8.0 billion and other consumer loans of $3.7 billion and $4.2 billion at June 30, 2010 and December 31, 2009.

(5)
Includes consumer finance loans of $2.1 billion and $2.3 billion, other foreign consumer loans of $733 million and $709 million and consumer overdrafts of $186 million and $144 million at June 30, 2010 and December 31, 2009.

(6)	Includes small business commercial – domestic loans, including card related products, of $15.9 billion and $17.5 billion at June 30, 2010 and December 31, 2009.

(7)	Includes domestic commercial real estate loans of $59.1 billion and $66.5 billion and foreign commercial real estate loans of $2.4 billion and $3.0 billion at June 30, 2010 and December 31, 2009.

(8)
Certain commercial loans are accounted for under the fair value option and include commercial – domestic loans of $2.1 billion and $3.0 billion, commercial – foreign loans of $1.7 billion and $1.9 billion and commercial real estate loans of $114 million and $90 million at June 30, 2010 and December 31, 2009. See Note 14 – Fair Value Measurements for additional information on the fair value option.

     The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitizations which are cash collateralized and provide mezzanine risk protection of $2.2 billion and $2.5 billion at June 30, 2010 and December 31, 2009, which will reimburse the Corporation in the event that losses exceed 10 basis points (bps) of the original pool balance. The Corporation does not have a variable interest in the vehicles, which are variable interest entities, and therefore they are not consolidated by the Corporation. As of June 30, 2010 and December 31, 2009, $61.7 billion and $70.7 billion of residential mortgage loans were referenced under these agreements. The decrease in these pools was due to $6.9 billion in principal payments and $2.1 billion of loan sales. At June 30, 2010 and December 31, 2009, the Corporation had a receivable of $944 million and $1.0 billion from these synthetic securitizations for reimbursement of losses. These receivables are fully collectible as there are no claims on the cash collateral that are senior to the Corporation’s. In addition, the Corporation has entered into credit protection agreements with FNMA and FHLMC totaling $7.4 billion and $6.6 billion as of June 30, 2010 and December 31, 2009, providing full protection on conforming residential mortgage loans that become severely delinquent.

Nonperforming Loans and Leases
     The following table presents the Corporation’s nonperforming loans and leases, including nonperforming TDRs, at June 30, 2010 and December 31, 2009. This table excludes performing TDRs and loans accounted for under the fair value option. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at the lower of cost or fair value. In addition, purchased credit-impaired loans, consumer credit card, business card loans and in general, consumer loans not secured by real estate, including renegotiated loans, are not considered nonperforming and are therefore excluded from nonperforming loans and leases in the table. Real estate-secured, past due consumer loans that are insured by the Federal Housing Administration (FHA), including repurchased loans pursuant to the Corporation’s servicing agreements with GNMA, are not reported as nonperforming as principal repayments are insured by the FHA.

	June 30	December 31
(Dollars in millions)	2010	2009

Consumer
Residential mortgage	$18,283	$16,596
Home equity	2,951	3,804
Discontinued real estate	293	249
Direct/Indirect consumer	85	86
Other consumer	72	104

Total consumer	21,684	20,839

Commercial
Commercial – domestic (1)	4,542	5,125
Commercial real estate	6,704	7,286
Commercial lease financing	140	115
Commercial – foreign	130	177

Total commercial	11,516	12,703

Total nonperforming loans and leases (2)	$33,200	$33,542

(1)	Includes small business commercial – domestic loans of $222 million and $200 million at June 30, 2010 and December 31, 2009.

(2)
Balances exclude nonaccruing TDRs in the consumer real estate portfolio of $403 million and $395 million at June 30, 2010 and December 31, 2009 that were removed from the purchased credit-impaired loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.

     Included in certain loan categories in the nonperforming table above are TDRs that were classified as nonperforming. At June 30, 2010 and December 31, 2009, the Corporation had $3.5 billion and $2.9 billion of residential mortgages, $856 million and $1.7 billion of home equity, $669 million and $486 million of commercial loans and $79 million and $43 million of discontinued real estate loans that were TDRs and classified as nonperforming. In addition to these amounts, at June 30, 2010 and December 31, 2009, the Corporation had performing TDRs that were on accrual status of $4.1 billion and $2.3 billion of residential mortgages, $1.0 billion and $639 million of home equity, $207 million and $91 million of commercial loans and $32 million and $35 million of discontinued real estate.
Impaired Loans and Troubled Debt Restructurings
     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, performing commercial TDRs and both performing and nonperforming consumer real estate TDRs. As defined in applicable accounting guidance, impaired loans exclude smaller balance homogeneous loans that are collectively evaluated for impairment, all commercial leases and those commercial loans accounted for under the fair value option. Purchased credit-impaired loans are reported separately and discussed beginning on page 32.
     The Corporation seeks to assist customers that are experiencing financial difficulty by renegotiating credit card, consumer lending and small business loans (the renegotiated portfolio) while ensuring compliance with Federal Financial Institutions Examination Council (FFIEC) guidelines. The renegotiated portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination thereof. The Corporation makes loan modifications primarily utilizing internal renegotiation programs via direct customer contact that manage customers’ debt exposures held only by the Corporation. Additionally, the Corporation makes loan modifications with consumers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. Under both internal and external programs, customers receive reduced annual percentage rates with fixed payments that amortize loan balances over a 60-month period. Under both programs, a customer’s charging privileges are revoked.
     The following table provides detailed information on the Corporation’s primary modification programs for the renegotiated portfolio.

Renegotiated Portfolio
									Percent of Balances
									Current or Less Than 30
	Internal Programs		External Programs		Other		Total		Days Past Due
	June 30	December 31	June 30	December 31	June 30	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Consumer
Credit card – domestic	$8,043	$3,159	$2,068	$758	$465	$283	$10,576	$4,200	77.76%	75.43%
Credit card – foreign	311	252	199	168	82	435	592	855	81.43	53.02
Direct/Indirect consumer	1,414	1,414	550	539	84	89	2,048	2,042	79.04	75.44
Other consumer	3	54	4	69	1	17	8	140	78.09	68.94

Total consumer	9,771	4,879	2,821	1,534	632	824	13,224	7,237	78.13	72.66

Commercial
Small business commercial – domestic	774	776	62	57	6	11	842	844	64.63	64.90

Total commercial	774	776	62	57	6	11	842	844	64.63	64.90

Total renegotiated loans	$10,545	$5,655	$2,883	$1,591	$638	$835	$14,066	$8,081	77.32%	72.96%

     At June 30, 2010 and December 31, 2009, the Corporation had a renegotiated portfolio of $14.1 billion and $8.1 billion of which $10.9 billion was current or less than 30 days past due under the modified terms at June 30, 2010. The related allowance was $7.0 billion at June 30, 2010. Current period amounts include the impact of new consolidation guidance which resulted in the consolidation of credit card and other securitization trusts. The average recorded investment in the renegotiated portfolio for the six months ended June 30, 2010 and 2009 was $15.3 billion and $5.5 billion. Interest income is accrued on outstanding balances with cash receipts first applied to interest and fees, then to reduce outstanding principal balances. For the three and six months ended June 30, 2010, interest income on the renegotiated portfolio totaled $205 million and $412 million compared to $72 million and $131 million for the same periods in 2009. The renegotiated portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due.
     At June 30, 2010 and December 31, 2009, the Corporation had $11.6 billion and $12.7 billion of impaired commercial loans and $9.6 billion and $7.7 billion of impaired consumer real estate loans. The average recorded investment in impaired commercial and consumer real estate loans for the six months ended June 30, 2010 and 2009 was $21.2 billion and $11.5 billion. At June 30, 2010 and December 31, 2009, the recorded investment in impaired loans requiring an allowance for loan and lease losses was $19.0 billion and $18.6 billion, and the related allowance for loan and lease losses was $2.7 billion and $3.0 billion. For the three and six months ended June 30, 2010, interest income on these impaired loans totaled $123 million and $234 million. This compared to $60 million and $75 million for the same periods in the prior year. At June 30, 2010 and December 31, 2009, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
Purchased Credit-impaired Loans
     Purchased credit-impaired loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. In connection with the Countrywide acquisition in 2008, the Corporation acquired purchased credit-impaired loans, substantially all of which are residential mortgage, home equity and discontinued real estate loans, with a remaining unpaid principal balance at June 30, 2010, March 31, 2010 and December 31, 2009 of $44.9 billion, $46.3 billion and $47.7 billion and a carrying amount, excluding the valuation reserve, of $36.2 billion, $37.0 billion and $37.5 billion. In connection with the Merrill Lynch acquisition in 2009, the Corporation acquired purchased credit-impaired loans, substantially all of which are commercial and residential mortgage loans. At June 30, 2010, the unpaid principal balance of Merrill Lynch purchased credit-impaired consumer and commercial loans was $2.1 billion and $1.6 billion and the carrying amount of these loans, excluding the valuation reserve, was $1.9 billion and $439 million. At March 31, 2010, the unpaid principal balance of Merrill Lynch purchased credit-impaired consumer and commercial loans was $2.3 billion and $1.7 billion and the carrying amount of these loans, excluding the valuation reserve, was $2.0 billion and $604 million. At December 31, 2009, the unpaid principal balance of Merrill Lynch purchased credit-impaired consumer and commercial loans was $2.4 billion and $2.0 billion and the carrying amount of these loans, excluding the valuation reserve, was $2.1 billion and $692 million. See Note 7 — Allowance for Credit Losses for additional information.
     As a result of the adoption of new accounting guidance on purchased credit-impaired loans, beginning January 1, 2010, pooled loans that are modified subsequent to acquisition are not removed from the purchased credit-impaired loan pools. Prior to January 1, 2010, pooled loans that were modified subsequent to acquisition were reviewed to compare modified contractual cash flows to the purchased credit-impaired carrying value. If the present value of the modified cash flows was lower than the carrying value, the loan was removed from the purchased credit-impaired loan pool at its carrying value, as well as any related allowance for loan and lease losses, and was classified as a TDR. The carrying value of purchased credit-impaired loan TDRs that were removed from the purchased credit-impaired pool prior to January 1, 2010 totaled $2.1 billion at June 30, 2010, of which $1.7 billion were on accrual status. The carrying value of these modified loans, net of allowance, was approximately 65 percent of the unpaid principal balance.
     The following table shows activity for the accretable yield on purchased credit-impaired loans. For the three months ended June 30, 2010, there was a $367 million reclassification from accretable yield to nonaccretable difference primarily related to a reduction in estimated interest cash flows. The reclassification to nonaccretable difference for the six months ended June 30, 2010 was $167 million as the reduction in estimated interest cash flows was somewhat offset by slower projected prepayment speeds during the first quarter.

	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2010	June 30, 2010

Accretable yield, beginning of period	$7,368	$7,715
Accretion	(460)	(960)
Disposals/transfers	(74)	(121)
Reclassifications to nonaccretable difference	(367)	(167)

Accretable yield, June 30, 2010	$6,467	$6,467

Loans Held-for-Sale
     The Corporation had LHFS of $38.0 billion and $43.9 billion at June 30, 2010 and December 31, 2009. Proceeds from sales, securitizations and paydowns of LHFS were $150.4 billion and $177.0 billion for the six months ended June 30, 2010 and 2009. Proceeds used for originations and purchases of LHFS were $137.5 billion and $192.0 billion for the six months ended June 30, 2010 and 2009.

NOTE 7 – Allowance for Credit Losses
     The following table summarizes the changes in the allowance for credit losses for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Allowance for loan and lease losses, beginning of period, before effect of the January 1 adoption of new consolidation guidance	$46,835	$29,048	$37,200	$23,071
Allowance related to adoption of new consolidation guidance	n/a	n/a	10,788	n/a

Allowance for loan and lease losses, beginning of period	46,835	29,048	47,988	23,071
Loans and leases charged off	(10,306)	(9,126)	(21,807)	(16,482)
Recoveries of loans and leases previously charged off	749	425	1,453	839

Net charge-offs	(9,557)	(8,701)	(20,354)	(15,643)

Provision for loan and lease losses	8,105	13,347	17,704	26,699
Other	(128)	91	(83)	(342)

Allowance for loan and lease losses, June 30	45,255	33,785	45,255	33,785

Reserve for unfunded lending commitments, beginning of period	1,521	2,102	1,487	421
Provision for unfunded lending commitments	-	28	206	56
Other	(108)	(138)	(280)	1,515

Reserve for unfunded lending commitments, June 30	1,413	1,992	1,413	1,992

Allowance for credit losses, June 30	$46,668	$35,777	$46,668	$35,777

n/a = not applicable
     During the three and six months ended June 30, 2010, the Corporation recorded $256 million and $1.1 billion in provision for credit losses with a corresponding increase in the valuation reserve included as part of the allowance for loan and lease losses specifically for the purchased credit-impaired loan portfolio. This compared to $855 million and $1.7 billion for the same periods in the prior year. The amount of the allowance for loan and lease losses associated with the purchased credit-impaired loan portfolio was $5.3 billion, $5.1 billion and $3.9 billion at June 30, 2010, March 31, 2010 and December 31, 2009. The increase in the allowance for loan and lease losses was a result of the provision for credit losses and the reclassification to the nonaccretable difference of previous write-downs recorded against the allowance.
     The “other” amount under the reserve for unfunded lending commitments for the three and six months ended June 30, 2010 and 2009 represents the fair value of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded portions.
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

	Ending Balance Sheet	Net Increase	Beginning Balance Sheet
(Dollars in millions)	December 31, 2009	(Decrease)	January 1, 2010

Assets
Cash and cash equivalents	$121,339	$2,807	$124,146
Trading assets	182,206	6,937	189,143
Derivative assets	80,689	556	81,245
Debt securities:
Available-for-sale	301,601	(2,320)	299,281
Held-to-maturity	9,840	(6,572)	3,268

Total debt securities	311,441	(8,892)	302,549

Loans and leases	900,128	102,595	1,002,723
Allowance for loan and leases losses	(37,200)	(10,788)	(47,988)

Loans and leases, net of allowance	862,928	91,807	954,735

Loans held-for-sale	43,874	3,025	46,899
Deferred tax asset	27,279	3,498	30,777
All other assets	593,543	701	594,244

Total assets	$2,223,299	$100,439	$2,323,738

Liabilities
Commercial paper and other short-term borrowings	$69,524	$22,136	$91,660
Long-term debt	438,521	84,356	522,877
All other liabilities	1,483,810	217	1,484,027

Total liabilities	1,991,855	106,709	2,098,564

Shareholders’ equity
Retained earnings	71,233	(6,154)	65,079
Accumulated other comprehensive income (loss)	(5,619)	(116)	(5,735)
All other shareholders’ equity	165,830	-	165,830

Total shareholders’ equity	231,444	(6,270)	225,174

Total liabilities and shareholders’ equity	$2,223,299	$100,439	$2,323,738

     The following tables present the assets and liabilities of consolidated and unconsolidated VIEs if the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE at June 30, 2010 and December 31, 2009. The tables also present the Corporation’s maximum exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest at June 30, 2010 and December 31, 2009. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum exposure to loss does not include losses previously recognized through write-downs of assets on the Corporation’s Consolidated Balance Sheet.
     The Corporation invests in asset-backed securities issued by third party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Trading Account Assets and Liabilities and Note 5 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities, as described in Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio as described in Note 6 – Outstanding Loans and Leases. The Corporation has also provided support to certain cash funds managed within GWIM, as described in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. These VIEs, which are not consolidated by the Corporation, are not included in the tables below.

     Except as described below and in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K, as of June 30, 2010, the Corporation has not provided financial support to consolidated or unconsolidated VIEs that it was not previously contractually required to provide, nor does it intend to do so.
Mortgage-related Securitizations
First-Lien Mortgages
     As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties generally in the form of MBS guaranteed by GSEs and from time to time under private label MBS. Securitization occurs in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation also typically services loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization vehicles including senior and subordinate securities and the equity tranche. Except as described below, the Corporation does not provide guarantees or recourse to the securitization vehicles other than standard representations and warranties.
     The following table summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2010 and 2009.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	Three Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Cash proceeds from new securitizations (1)	$61,301	$96,427	$-	$-	$-	$-	$-	$-	$1,362	$-
Gain (loss) on securitizations (2, 3)	(402)	21	-	-	-	-	-	-	2	-
Cash flows received on residual interests	-	-	4	8	14	15	1	1	-	6
Initial fair value of assets acquired (4)	436	n/a	-	n/a	-	n/a	-	n/a	-	n/a

	Six Months Ended June 30
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Cash proceeds from new securitizations (1)	$131,209	$171,285	$-	$-	$-	$-	$3	$-	$2,383	$-
Gain (loss) on securitizations (2, 3)	(451)	21	-	-	-	-	-	-	20	-
Cash flows received on residual interests	-	-	9	14	33	31	2	3	1	11
Initial fair value of assets acquired (4)	18,474	n/a	-	n/a	-	n/a	-	n/a	-	n/a

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third party investors for cash proceeds.

(2)	Net of hedges

(3)
Substantially all of the residential mortgages securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three and six months ended June 30, 2010, the Corporation recognized $1.2 billion and $2.5 billion of gains on these LHFS compared to $1.5 billion and $2.5 billion for the same periods in 2009. The gains were substantially offset by hedges.

(4)
All of the securities and other retained interests acquired from securitizations are initially classified as Level 2 assets within the fair value hierarchy. During the three and six months ended June 30, 2010, there were no changes to the initial classification within the fair value hierarchy.

n/a = not applicable
     The Corporation recognizes consumer MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.6 billion and $3.2 billion during the three and six months ended June 30, 2010 compared to $1.5 billion and $3.0 billion for the same periods in 2009. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $20.9 billion and $19.3 billion at June 30, 2010 and December 31, 2009. The Corporation has the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and six months ended June 30, 2010, $4.3 billion and $8.4 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications, compared to $201 million and $957 million for the same periods in 2009. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income (loss) on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $(2) million and $2 million during the three and six months ended June 30, 2010 compared to $13 million and $24 million for the same periods in 2009. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $128 million and $109 million at June 30, 2010 and December 31, 2009. For more information on MSRs, see Note 16 — Mortgage Servicing Rights.

     The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2010 and December 31, 2009.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	June 30	December 31	June 30	December 31	June 30	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Unconsolidated VIEs
Maximum loss exposure (1)	$57,598	$14,398	$3,235	$4,068	$279	$224	$671	$996	$1,623	$1,877

On-balance sheet assets
Senior securities held (2)
Trading account assets	$10,174	$2,295	$150	$201	$16	$12	$397	$431	$92	$469
AFS debt securities	47,424	12,103	3,029	3,845	188	188	273	561	1,136	1,215
Subordinate securities held (2)
Trading account assets	-	-	-	-	18	-	-	-	28	122
AFS debt securities	-	-	42	13	53	22	1	4	-	23
Residual interests held	-	-	14	9	4	2	-	-	367	48

Total retained positions	$57,598	$14,398	$3,235	$4,068	$279	$224	$671	$996	$1,623	$1,877

Principal balance outstanding (3)	$1,288,159	$1,255,650	$72,600	$81,012	$73,835	$83,065	$132,488	$147,072	$104,838	$65,397

Consolidated VIEs
Maximum loss exposure (1)	$11,390	$1,683	$67	$472	$634	$1,261	$-	$-	$-	$-

On-balance sheet assets
Loans and leases	$11,442	$1,689	$-	$-	$400	$450	$-	$-	$-	$-
Loans held-for-sale	-	-	-	436	2,102	2,030	-	-	-	-
Other assets	(52)	(6)	67	86	185	271	-	-	-	-

Total assets	$11,390	$1,683	$67	$522	$2,687	$2,751	$-	$-	$-	$-

On-balance sheet liabilities
Long-term debt	$-	$-	$-	$48	$1,390	$1,737	$-	$-	$-	$-
Other liabilities	-	-	-	3	779	3	-	-	-	-

Total liabilities	$-	$-	$-	$51	$2,169	$1,740	$-	$-	$-	$-

(1)	Maximum loss exposure excludes liability for representations and warranties, and corporate guarantees.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2010 and 2009, there were no significant OTTI losses recorded on those securities classified as AFS debt securities.

(3)
Principal balance outstanding includes loans the Corporation transferred and with which it has continuing involvement, and may include servicing the loans. However, these amounts do not merely represent loans transferred by the Corporation where servicing is retained.

     On January 1, 2010, the Corporation consolidated $2.5 billion of commercial mortgage securitization trusts in which it had a controlling financial interest. These trusts were subsequently deconsolidated as the Corporation determined that it no longer had a controlling financial interest. When the Corporation is the servicer of the loans or holds certain subordinate investments in a non-agency mortgage trust, the Corporation has control over the activities of the trust. If the Corporation also holds a financial interest that could potentially be significant to the trust, the Corporation is the primary beneficiary of and consolidates the trust. The Corporation does not have a controlling financial interest in and therefore does not consolidate agency trusts unless the Corporation holds substantially all of the issued securities and has the unilateral right to liquidate the trust. Prior to 2010, substantially all of the securitization trusts met the definition of a QSPE and as such were not subject to consolidation.

Home Equity Mortgages
     The Corporation maintains interests in home equity securitization trusts to which the Corporation transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. The Corporation also services the loans in the trusts. There were no securitizations of home equity loans during the three and six months ended June 30, 2010 and 2009. Collections reinvested in revolving period securitizations were $9 million and $16 million during the three and six months ended June 30, 2010 compared to $50 million and $123 million for the same periods in 2009. Cash flows received on residual interests were $4 million and $7 million for the three and six months ended June 30, 2010 compared to $12 million and $23 million for the same periods in 2009.
     The Corporation consolidated home equity loan securitization trusts of $4.5 billion, which hold loans with principal balances outstandings of $5.1 billion net of an allowance of $573 million, in which it had a controlling financial interest on January 1, 2010. As the servicer of the trusts, the Corporation has the power to manage the loans held in the trusts. In addition, the Corporation may have a financial interest that could potentially be significant to the trusts through its retained interests in senior or subordinate securities or the trusts’ residual interest, through providing a guarantee to the trusts, or through providing subordinate funding to the trusts during a rapid amortization event. In these cases, the Corporation is the primary beneficiary of and consolidates these trusts. If the Corporation is not the servicer or does not hold a financial interest that could potentially be significant to the trust, the Corporation does not have a controlling financial interest and does not consolidate the trust. Prior to 2010, the trusts met the definition of a QSPE and as such were not subject to consolidation.

     The following table summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
		Retained		Retained
		Interests in		Interests in
	Consolidated	Unconsolidated		Unconsolidated
(Dollars in millions)	VIEs	VIEs	Total	VIEs

Maximum loss exposure (1)	$3,380	$9,882	$13,262	$13,947

On-balance sheet assets
Trading account assets (2, 3)	$-	$60	$60	$16
Available-for-sale debt securities (3, 4)	-	4	4	147
Loans and leases	3,869	-	3,869	-
Allowance for loan and lease losses	(489)	-	(489)	-

Total	$3,380	$64	$3,444	$163

On-balance sheet liabilities
Long-term debt	$3,934	$-	$3,934	$-
All other liabilities	28	-	28	-

Total	$3,962	$-	$3,962	$-

Principal balance outstanding	$3,869	$23,853	$27,722	$31,869

(1)
For unconsolidated VIEs, the maximum loss exposure represents outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves and excludes liability for representations and warranties, and corporate guarantees.

(2)
At June 30, 2010 and December 31, 2009, $38 million and $15 million of the debt securities classified as trading account assets were senior securities and $22 million and $1 million were subordinate securities.

(3)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the six months ended June 30, 2010 and year ended December 31, 2009, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(4)
At June 30, 2010 and December 31, 2009, $4 million and $47 million represent subordinate debt securities held. At December 31, 2009, $100 million are residual interests classified as AFS debt securities.

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
     The Corporation evaluates all of its home equity loan securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At June 30, 2010 and December 31, 2009, home equity loan securitization transactions in rapid amortization, including both consolidated and unconsolidated trusts, had $13.4 billion and $14.1 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. At June 30, 2010, an additional $438 million of trust certificates outstanding relate to home equity loan securitization transactions that are expected to enter rapid amortization during the next 12 months. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the performance of the loans, the amount of subsequent draws and the timing of related cash flows. At June 30, 2010 and December 31, 2009, the reserve for losses on expected future draw obligations on the home equity loan securitizations in or expected to be in rapid amortization was $152 million and $178 million.
     The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $15 million and $41 million of servicing fee income related to home equity securitizations during the three and six months ended June 30, 2010 compared to $34 million and $69 million for the same periods in 2009. For more information on MSRs, see Note 16 — Mortgage Servicing Rights.

Representations and Warranties Obligations and Corporate Guarantees
     The Corporation securitizes first-lien mortgage loans, generally in the form of MBS guaranteed by GSEs. In addition, in prior years, legacy companies have sold pools of first-lien mortgage loans and home equity loans as private label MBS or in the form of whole loans. In connection with these securitizations and whole loan sales the Corporation and its legacy companies made various representations and warranties to the GSEs, private label MBS investors, financial guarantors (monolines), and other whole loan purchasers. These representations and warranties related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Violation of these representations and warranties may result in a requirement to repurchase mortgage loans, indemnify or provide other recourse to an investor or securitization trust. In such cases, the repurchaser bears any subsequent credit loss on the mortgage loans. The repurchaser’s credit loss may be reduced by any recourse to sellers of loans for representations and warranties previously provided. These representations and warranties can be enforced by the investor or, in certain first-lien and home equity securitizations where monolines have insured all or some of the related bonds issued, by the insurer at any time over the life of the loan. However, most demands for repurchase have occurred within the first few years of origination, generally after a loan has defaulted. Importantly, the contractual liability to repurchase arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or securitization trust, or if there is a breach of other standards established by the terms of the related sale agreement.
     The Corporation’s current operations are structured to attempt to limit the risk of repurchase and accompanying credit exposure by ensuring consistent production of quality mortgages and by servicing those mortgages consistent with secondary mortgage market standards. In addition, certain securitizations include guarantees written to protect purchasers of the loans from credit losses up to a specified amount. The probable losses to be absorbed under the representations and warranties obligations and the guarantees are recorded as a liability when the loans are sold and are updated by accruing a representations and warranties expense in mortgage banking income throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include actual defaults, estimated future defaults, historical loss experience, probability that a repurchase request will be received and probability that a loan will be required to be repurchased.
     During the three and six months ended June 30, 2010, $573 million and $1.2 billion of loans were repurchased from first-lien investors and securitization trusts, including those in which the monolines insured some or all of the related bonds, under its representations and warranties, and corporate guarantees compared to $222 million and $580 million for the same periods in 2009. During the three and six months ended June 30, 2010, the amount paid to indemnify investors and securitization trusts, including those in which the monolines insured some or all of the related bonds, was $165 million and $462 million compared to $59 million and $122 million for the same periods in 2009. The repurchase claims and indemnification payments were primarily as a result of material breaches of representations related to the loan’s compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor.
     During the three and six months ended June 30, 2010, $30 million and $53 million of loans were repurchased from home equity securitization trusts under representations and warranties and corporate guarantees compared to $50 million and $77 million for the same periods in 2009. During the three and six months ended June 30, 2010, $36 million and $76 million were paid to indemnify investors or securitization trusts compared to $37 million and $52 million for the same periods in 2009. Repurchases of loans from securitization trusts for home equity loans are primarily a result of breaches of representations and warranties, including those where the monolines have insured all or some of the related bonds issued by securitization trusts. In addition, the loans may be repurchased in order to perform modifications.
     Although the timing and volume has varied, repurchase and similar requests have increased from buyers and insurers including monolines. However, a very limited number of repurchase requests have been received related to private label MBS transactions. A loan by loan review of all repurchase requests is performed and demands have been and will continue to be contested to the extent not considered valid. Overall, disputes have increased with buyers and insurers regarding representations and warranties. At June 30, 2010, the unpaid principal balance of loans related to unresolved repurchase requests previously received from investors and insurers was approximately $11.1 billion, including $5.6 billion from the GSEs, $4.0 billion from the monolines, and $1.4 billion from other investors, and $33 million from private label MBS transactions. Comparable amounts at December 31, 2009, were approximately $7.6 billion, including $3.3 billion from the GSEs, $2.9 billion from the monolines and $1.4 billion from other investors, and $30 million from private label MBS transactions.
     The liability for representations and warranties, and corporate guarantees, is included in accrued expenses and other liabilities and the related expense is included in mortgage banking income. At June 30, 2010 and December 31, 2009, the liability was $3.9 billion and $3.5 billion. For the three and six months ended June 30, 2010, the representations and warranties and corporate guarantees expense was $1.2 billion and $1.8 billion, compared to $446 million and $880 million for the same periods in 2009. Representations and warranties expense will vary each period as the methodology used to estimate the expense continues to be refined based on the level of repurchase requests, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances.

     The Corporation and its legacy companies have an established history of working with the GSEs on repurchase requests and has generally established a mutual understanding of what represents a valid defect and the protocols necessary for loan repurchases. However, unlike the repurchase protocols and experience established with GSEs, experience with the monolines and other third party buyers has been varied and the protocols and experience with the monolines has not been as predictable as with the GSEs. In addition, the Corporation and its legacy companies have very limited experience with private label MBS repurchases as the number of repurchase requests received has been very limited.
     Loans have been repurchased and a liability for representations and warranties has been established for monoline repurchase requests, based upon valid identified loan defects. A liability has also been established for monoline repurchase requests that are in the process of review based on historical repurchase experience with each monoline to the extent such experience provides a reliable basis on which to estimate incurred losses from future repurchase activity. A liability has also been established related to repurchase requests subject to negotiation and unasserted requests to repurchase current and future defaulted loans where it is believed a more consistent repurchase experience with certain monolines has been established. For other monolines, in view of the inherent difficulty of predicting the outcome of those repurchase requests where a valid defect has not been identified or the inherent difficulty in predicting future claim requests and the related outcome in the case of unasserted requests to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate, the eventual outcome. In addition, the timing of the ultimate resolution, or the eventual loss, if any, related to those repurchase requests cannot be reasonably estimated. For the monolines where there has not been established sufficient, consistent repurchase experience, it is not possible to estimate the possible loss or a range of loss. Thus, a liability has not been established related to repurchase requests where a valid defect has not been identified, or in the case of any unasserted requests to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds.
     At June 30, 2010, the unpaid principal balance of loans related to unresolved repurchase requests previously received from monolines was approximately $4.0 billion, including $2.3 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $1.7 billion that is in the process of review. At June 30, 2010, the unpaid principal balance of loans for which the monolines had requested loan files for review but for which no repurchase request has been received was approximately $9.8 billion. There will likely be additional requests for loan files in the future leading to repurchase requests. Such requests may relate to loans that are currently in the securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase request will be made for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase request. Repurchase requests from the monolines will continue to be evaluated and reviewed and, to the extent not considered valid, contested. The exposure to loss from monoline repurchase requests will be determined by the number and amount of loans ultimately repurchased offset by the applicable underlying collateral value in the real estate securing these loans. In the unlikely event that repurchase would be required for the entire amount of all loans in all securitizations, regardless of whether the loans were current, and without considering whether a repurchase demand might be asserted or whether such demand actually showed a valid defect in any loans from the securitization trusts in which monolines have insured all or some of the related bonds, assuming the underlying collateral has no value, the maximum amount of potential loss would be no greater than the unpaid principal balance of the loans repurchased plus accrued interest.
Credit Card Securitizations
     The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trusts includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests including senior and subordinate securities, discount receivables, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The securitization trusts’ legal documents require the Corporation to maintain a minimum seller’s interest of four to five percent and at June 30, 2010, the Corporation was in compliance with this requirement. The seller’s interest in the trusts represents the Corporation’s undivided interest in the receivables transferred to the trust and is pari passu to the investors’ interest. At December 31, 2009, prior to the consolidation of the trusts, the Corporation had $10.8 billion of seller’s interest which was carried at historical cost and classified in loans.
     The Corporation consolidated all credit card securitization trusts as of January 1, 2010. In its role as administrator and servicer, the Corporation has the power to manage defaulted receivables, add and remove accounts within certain defined parameters, and manage the trusts’ liabilities. Through its retained residual and other interests, the Corporation has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the trusts. Accordingly, the Corporation is the primary beneficiary of the trusts and therefore the trusts are subject to consolidation. Prior to 2010, the trusts met the definition of a QSPE and as such were not subject to consolidation.
     The following table summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	Consolidated	Retained Interests in
(Dollars in millions)	VIEs	Unconsolidated VIEs

Maximum loss exposure (1)	$24,565	$32,167

On-balance sheet assets
Trading account assets	$-	$80
Available-for-sale debt securities (2)	-	8,501
Held-to-maturity securities (2)	-	6,573
Loans and leases (3)	94,881	10,798
Allowance for loan and lease losses	(9,955)	(1,268)
Derivative assets	1,712	-
All other assets (4)	3,722	5,195

Total	$90,360	$29,879

On-balance sheet liabilities
Long-term debt	$65,572	$-
All other liabilities	223	-

Total	$65,795	$-

Trust loans (5)	$94,881	$103,309

(1)
At December 31, 2009, maximum loss exposure represents the total retained interests held by the Corporation and also includes $2.3 billion related to a liquidity support commitment the Corporation provided to the U.S. Credit Card Securitization Trust’s commercial paper program.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the year ended December 31, 2009, there were no OTTI losses recorded on those securities classified as AFS or HTM debt securities.

(3)	At December 31, 2009, amount represents seller’s interest which was classified as loans and leases on the Corporation’s Consolidated Balance Sheet.

(4)
At December 31, 2009, All other assets includes discount receivables, subordinate interests in accrued interest and fees on the securitized receivables, cash reserve accounts and interest-only strips which are carried at fair value or amounts that approximate fair value.

(5)
At December 31, 2009, Trust loans represents the principal balance of credit card receivables that have been legally isolated from the Corporation including those loans represented by the seller’s interest that were held on the Corporation’s Consolidated Balance Sheet. At June 30, 2010, Trust loans includes accrued interest receivables of $1.3 billion. Prior to consolidation, subordinate accrued interest receivables were included in All other assets. These credit card receivables are legally assets of the Trust and not of the Corporation and can only be used to settle obligations of the Trust.

     For the three and six months ended June 30, 2010, $2.9 billion of new senior debt securities were issued to external investors from the credit card securitization trusts. There were no new debt securities issued to external investors from the credit card securitization trusts for the three and six months ended June 30, 2009. Collections reinvested in revolving period securitizations were $33.4 billion and $69.1 billion and cash flows received on residual interests were $1.1 billion and $2.5 billion for the three and six months ended June 30, 2009.
     At December 31, 2009, there were no recognized servicing assets or liabilities associated with any of the credit card securitization transactions. The Corporation recorded $520 million and $1.0 billion in servicing fees related to credit card securitizations for the three and six months ended June 30, 2009.
     During the three and six months ended June 30, 2010, subordinate securities of $1.9 billion and $10.0 billion with a stated interest rate of zero percent were issued by the U.S. Credit Card Securitization Trusts to the Corporation. In addition, the Corporation extended its election of designating a specified percentage of new receivables transferred to the Trusts as “discount receivables” through September 30, 2010. As the U.S. Credit Card Securitization Trusts were consolidated on January 1, 2010, the additional subordinate securities issued and the extension of the discount receivables election had no impact on the Corporation’s consolidated results for the three and six months ended June 30, 2010. For additional information on these transactions, see Note 8 — Securitizations to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
     During the six months ended June 30, 2010, similar actions were also taken with the U.K. Credit Card Securitization Trusts. Additional subordinate securities of $1.5 billion with a stated interest rate of zero percent were issued by the U.K. Credit Card Securitization Trusts to the Corporation and the Corporation specified that from February 22, 2010 through October 31, 2010, a percentage of new receivables transferred to the Trusts will be deemed discount receivables. Both actions were taken in an effort to address the decline in the excess spread of the U.K. Credit Card Securitization Trusts. As the U.K. Credit Card Securitization Trusts were consolidated on January 1, 2010, the additional subordinate securities issued and the designation of discount receivables had no impact on the Corporation’s results for the three and six months ended June 30, 2010.
     As of March 31, 2010, the Corporation had terminated the U.S. Credit Card Securitization Trust’s commercial paper program and all outstanding notes were paid in full. Accordingly, there is no commercial paper outstanding and the associated liquidity support agreement between the Corporation and the U.S. Credit Card Securitization Trust has been terminated as of March 31, 2010. For additional information on the Corporation’s U.S. Credit Card Securitization Trust’s commercial paper program, see Note 8 — Securitizations to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
Multi-seller Conduits
     The Corporation administers four multi-seller conduits which provide a low-cost funding alternative to its customers by facilitating their access to the commercial paper market. These customers sell or otherwise transfer assets to the conduits, which in turn issue short-term commercial paper that is rated high-grade and is collateralized by the underlying assets. The Corporation receives fees for providing combinations of liquidity and standby letters of credit (SBLCs) or similar loss protection commitments to the conduits for the benefit of third party investors. The Corporation also receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits. The Corporation’s liquidity commitments, which had an aggregate notional amount outstanding of $17.7 billion and $34.5 billion at June 30, 2010 and December 31, 2009, are collateralized by various classes of assets and incorporate features such as overcollateralization and cash reserves that are designed to provide credit support to the conduits at a level equivalent to investment grade as determined in accordance with internal risk rating guidelines. Third parties participate in a small number of the liquidity facilities on a pari passu basis with the Corporation.

     The following table summarizes select information related to multi-seller conduits in which the Corporation held a variable interest at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
(Dollars in millions)	Consolidated	Consolidated	Unconsolidated	Total

Maximum loss exposure	$17,770	$9,388	$25,135	$34,523

On-balance sheet assets
Available-for-sale debt securities	$6,698	$3,492	$-	$3,492
Held-to-maturity debt securities	-	2,899	-	2,899
Loans and leases	4,435	318	318	636
Allowance for loan and lease losses	(3)	-	-	-
All other assets	495	4	60	64

Total	$11,625	$6,713	$378	$7,091

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$11,586	$6,748	$-	$6,748

Total	$11,586	$6,748	$-	$6,748

Total assets of VIEs	$11,625	$6,713	$13,893	$20,606

     The Corporation consolidated all previously unconsolidated multi-seller conduits on January 1, 2010. In its role as administrator, the Corporation has the power to determine which assets will be held in the conduits and it has an obligation to monitor these assets for compliance with agreed-upon lending terms. In addition, the Corporation manages the issuance of commercial paper. Through the liquidity facilities and loss protection commitments with the conduits, the Corporation has an obligation to absorb losses that could potentially be significant to the VIE. Accordingly, the Corporation is the primary beneficiary of and therefore consolidates the conduits.
     Prior to 2010, the Corporation determined whether it must consolidate a multi-seller conduit based on an analysis of projected cash flows using Monte Carlo simulations. The Corporation did not consolidate three of the four conduits as it did not expect to absorb a majority of the variability created by the credit risk of the assets held in the conduits. On a combined basis, these three conduits had issued approximately $147 million of capital notes and equity interests to third parties, $142 million of which were outstanding at December 31, 2009, which absorbed credit risk on a first loss basis. All of these capital notes and equity interests were redeemed as of March 31, 2010. The Corporation consolidated the fourth conduit which had not issued capital notes to third parties.
     The assets of the conduits typically carry a risk rating of AAA to BBB based on the Corporation’s current internal risk rating equivalent which reflects structural enhancements of the assets including third party insurance. Approximately 86 percent of commitments in the conduits are supported by senior exposures. At June 30, 2010, the assets of the consolidated conduits and the conduits’ unfunded liquidity commitments were mainly collateralized by $3.6 billion in trade receivables (20 percent), $2.9 billion in auto loans (16 percent), $2.5 billion in student loans (14 percent), $720 million in credit card loans (four percent) and $1.4 billion in equipment loans (eight percent). In addition, $2.3 billion (13 percent) of the conduits’ assets and unfunded commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due under the long-term contracts are received. Substantially all of this exposure is insured. In addition, $3.6 billion (20 percent) of the conduits’ assets and unfunded commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements are secured by commitments from a diverse group of high quality equity investors. Outstanding advances under these facilities will be repaid when the investment funds issue capital calls.
     One of the previously unconsolidated conduits held CDO investments with aggregate funded amounts and unfunded commitments totaling $543 million at December 31, 2009. The conduit had transferred the investments to a subsidiary of the Corporation in accordance with existing contractual requirements and the transfers were initially accounted for as financing transactions. After the capital notes issued by the conduit were redeemed in 2010, the conduit no longer had any continuing exposure to credit losses of the investments and the transfers were recharacterized by the conduit as sales to the subsidiary of the Corporation. At June 30, 2010, these CDO exposures were recorded on the Corporation’s Consolidated Balance Sheet in trading account assets and derivative liabilities and are included in the Corporation’s disclosure of variable interests in CDO vehicles beginning on page 45.

     Assets of the Corporation are not available to pay creditors of the conduits except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the conduits are not available to pay creditors of the Corporation. At June 30, 2010 and December 31, 2009, the Corporation did not hold any commercial paper issued by the conduits other than incidentally and in its role as a commercial paper dealer.
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
     Interest and principal payments on floating-rate certificates issued by these trusts are secured by an unconditional guarantee issued by the Corporation. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the Corporation will make any required payments to the holders of the floating-rate certificates. The Corporation or a customer of the Corporation may hold the residual interest in the trust. If a customer holds the residual interest, that customer typically has the unilateral ability to liquidate the trust at any time, while the Corporation typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. This arrangement is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing losses incurred on assets held within the trust when a customer holds the residual interest. The weighted average remaining life of bonds held in the trusts at June 30, 2010 was 12.8 years. There were no material write-downs or downgrades of assets or issuers during the three and six months ended June 30, 2010.

     The following table summarizes select information related to municipal bond trusts in which the Corporation held a variable interest at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$4,668	$4,313	$8,981	$241	$10,143	$10,384

On-balance sheet assets
Trading account assets	$4,668	$274	$4,942	$241	$191	$432
Derivative assets	-	-	-	-	167	167

Total	$4,668	$274	$4,942	$241	$358	$599

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$4,888	$-	$4,888	$-	$-	$-
All other liabilities	-	-	-	2	287	289

Total	$4,888	$-	$4,888	$2	$287	$289

Total assets of VIEs	$4,668	$6,442	$11,110	$241	$12,247	$12,488

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
     Prior to 2010, some of the municipal bond trusts were QSPEs and as such were not subject to consolidation by the Corporation. The Corporation consolidated those trusts that were not QSPEs if it held the residual interests or otherwise expected to absorb a majority of the variability created by changes in fair value of assets in the trusts and changes in market rates of interest. The Corporation did not consolidate a trust if the customer held the residual interest and the Corporation was protected from loss in connection with its liquidity obligations.
     During the three and six months ended June 30, 2010, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $369 million and $782 million as compared to none during the same periods in 2009. At June 30, 2010 and December 31, 2009, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $1.9 billion and $6.9 billion.
     The Corporation’s liquidity commitments to unconsolidated municipal bond trusts totaled $4.0 billion and $9.8 billion at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, the Corporation held $274 million and $155 million of floating-rate certificates issued by unconsolidated municipal bond trusts in trading account assets. At December 31, 2009, the Corporation also held residual interests of $203 million.
Collateralized Debt Obligation Vehicles
     CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed-income securities. Collateralized loan obligations (CLOs) are a subset of CDOs which hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a credit default swap counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation will absorb the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.

     The following table summarizes select information related to CDO vehicles in which the Corporation held a variable interest at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure (1)	$3,474	$4,588	$8,062	$3,863	$6,987	$10,850

On-balance sheet assets
Trading account assets	$2,898	$1,234	$4,132	$2,785	$1,253	$4,038
Derivative assets	-	1,103	1,103	-	2,085	2,085
Available-for-sale debt securities	1,008	268	1,276	1,414	368	1,782
All other assets	39	129	168	-	166	166

Total	$3,945	$2,734	$6,679	$4,199	$3,872	$8,071

On-balance sheet liabilities
Derivative liabilities	$10	$45	$55	$-	$781	$781
Long-term debt	3,032	-	3,032	2,753	-	2,753

Total	$3,042	$45	$3,087	$2,753	$781	$3,534

Total assets of VIEs	$3,945	$48,510	$52,455	$4,199	$56,590	$60,789

(1)	Maximum loss exposure has not been reduced to reflect the benefit of purchased insurance.
     The Corporation’s maximum loss exposure of $8.1 billion includes $2.2 billion of super senior CDO exposure, $2.4 billion of exposure to CDO financing facilities and $3.5 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from purchased insurance. Net of purchased insurance but including securities retained from liquidations of CDOs, the Corporation’s net exposure to super senior CDO-related positions was $1.5 billion at June 30, 2010. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at June 30, 2010 totaled $2.5 billion, all of which has recourse to the general credit of the Corporation.
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
     At June 30, 2010, the Corporation had $2.2 billion notional amount of super senior liquidity exposure to CDO vehicles. This amount includes $920 million notional amount of liquidity support provided to certain synthetic CDOs, including $333 million to a consolidated CDO, in the form of unfunded lending commitments related to super senior securities. The lending commitments obligate the Corporation to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. The Corporation also had $1.3 billion notional amount of liquidity exposure to non-special purpose entity (SPE) third parties that hold super senior cash positions on the Corporation’s behalf.
     Liquidity-related commitments also include $1.4 billion notional amount of derivative contracts with unconsolidated SPEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. These derivatives are typically in the form of total return swaps which obligate the Corporation to purchase the securities at the SPE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. These derivatives are included in the $1.5 billion notional amount of derivative contracts through which the Corporation obtains funding from third party SPEs, described in Note 11 – Commitments and Contingencies.
     The Corporation’s $3.6 billion of aggregate liquidity exposure to CDOs at June 30, 2010 is included in the above table to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

     The Corporation’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets. The Corporation has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing net exposure to future loss.
Customer Vehicles
     Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.
     The following table summarizes select information related to customer vehicles in which the Corporation held a variable interest at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$4,019	$3,423	$7,442	$277	$10,229	$10,506

On-balance sheet assets
Trading account assets	$1,812	$223	$2,035	$183	$1,334	$1,517
Derivative assets	-	937	937	78	4,815	4,893
Loans and leases	-	-	-	-	65	65
Loans held-for-sale	839	-	839	-	-	-
All other assets	2,248	16	2,264	16	-	16

Total	$4,899	$1,176	$6,075	$277	$6,214	$6,491

On-balance sheet liabilities
Derivative liabilities	$-	$46	$46	$-	$267	$267
Commercial paper and other short-term borrowings	18	-	18	22	-	22
Long-term debt	2,308	-	2,308	50	74	124
All other liabilities	-	133	133	-	1,357	1,357

Total	$2,326	$179	$2,505	$72	$1,698	$1,770

Total assets of VIEs	$4,899	$5,673	$10,572	$277	$16,487	$16,764

     On January 1, 2010, the Corporation consolidated $5.9 billion of customer vehicles in which it has a controlling financial interest.
     Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. In certain instances, the Corporation has entered into derivative contracts, typically total return swaps, with vehicles which obligate the Corporation to purchase securities held as collateral at the vehicle’s cost, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. At June 30, 2010, the notional amount of such derivative contracts with unconsolidated vehicles was $149 million. This amount is included in the $1.5 billion notional amount of derivative contracts through which the Corporation obtains funding from unconsolidated SPEs, described in Note 11 — Commitments and Contingencies. The Corporation also had approximately $453 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at June 30, 2010.
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
     The following table summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$15,617	$31,363	$46,980	$13,111	$14,373	$27,484

On-balance sheet assets
Trading account assets	$1,297	$2,142	$3,439	$269	$543	$812
Derivative assets	229	250	479	1,096	86	1,182
Available-for-sale debt securities	1,787	17,465	19,252	1,822	2,439	4,261
Loans and leases	19,116	2,862	21,978	16,112	1,200	17,312
Allowance for loan and lease losses	(86)	(31)	(117)	(130)	(10)	(140)
Loans held-for-sale	430	726	1,156	197	-	197
All other assets	2,587	8,895	11,482	1,310	8,875	10,185

Total	$25,360	$32,309	$57,669	$20,676	$13,133	$33,809

On-balance sheet liabilities
Derivative liabilities	$-	$20	$20	$-	$80	$80
Commercial paper and other short-term borrowings	1,356	-	1,356	965	-	965
Long-term debt	8,950	890	9,840	7,341	-	7,341
All other liabilities	1,495	1,411	2,906	3,123	1,626	4,749

Total	$11,801	$2,321	$14,122	$11,429	$1,706	$13,135

Total assets of VIEs	$25,360	$50,243	$75,603	$20,676	$25,914	$46,590

Investment Vehicles
     The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At June 30, 2010 and December 31, 2009, the Corporation’s consolidated investment vehicles had total assets of $7.5 billion and $5.7 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $11.5 billion and $8.8 billion at June 30, 2010 and December 31, 2009. The Corporation’s maximum exposure to loss associated with consolidated and unconsolidated investment vehicles totaled $12.9 billion and $10.7 billion at June 30, 2010 and December 31, 2009.
     The Corporation consolidated $2.5 billion of investment vehicles on January 1, 2010. This amount included a real estate investment fund with $1.5 billion of assets which is designed to provide returns to clients through limited partnership holdings. Affiliates of the Corporation are the general partner and also have a limited partnership interest in the fund.

Although it is without any obligation or commitment to do so, the Corporation anticipates that it may, in its sole discretion, elect to provide support to the entity and therefore considers the entity to be a VIE. The Corporation consolidates an investment vehicle that meets the definition of a VIE if it manages the assets or otherwise controls the activities of the vehicle and also holds a variable interest that could potentially be significant to the vehicle. Prior to 2010, the Corporation consolidated an investment vehicle that met the definition of a VIE if the Corporation’s investment or guarantee was expected to absorb a majority of the variability created by the assets of the funds.
Leveraged Lease Trusts
     The Corporation’s net investment in consolidated leveraged lease trusts totaled $5.3 billion and $5.6 billion at June 30, 2010 and December 31, 2009. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation consolidates these trusts because it structured the trusts, giving the Corporation power over the limited activities of the trusts, and holds a significant residual interest. Prior to 2010, the Corporation consolidated these trusts because the residual interest was expected to absorb a majority of the variability driven by credit risk of the lessee and, in some cases, by the residual risk of the leased property. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.
Automobile and Other Securitization Trusts
     At June 30, 2010 and December 31, 2009, the Corporation serviced asset-backed securitization trusts with outstanding unpaid principal balances of $12.0 billion and $11.9 billion, substantially all of which held automobile loans. The Corporation’s maximum exposure to loss associated with these consolidated and unconsolidated trusts totaled $2.6 billion and $3.5 billion at June 30, 2010 and December 31, 2009. The Corporation transferred $1.4 billion and $3.0 billion of automobile loans to these trusts in the three and six months ended June 30, 2010 and $9.0 billion during the year ended December 31, 2009.
     On January 1, 2010, the Corporation consolidated one automobile securitization trust with $2.6 billion of assets in which it had a controlling financial interest. Prior to 2010, this trust met the definition of a QSPE and was therefore not subject to consolidation. The Corporation held $2.1 billion of senior securities, $195 million of subordinate securities and $83 million of residual interests issued by this trust at December 31, 2009. The remaining automobile trusts, which were not QSPEs, were previously consolidated and continue to be consolidated under the new consolidation guidance because the Corporation services the automobile loans and also holds a significant amount of beneficial interests issued by the trusts. The assets of the automobile trusts are legally assets of the trusts and not the Corporation and can only be used to settle obligations of the trusts. The creditors of the automobile trusts have no recourse to the Corporation.
Asset Acquisition Conduits
     The Corporation administers three asset acquisition conduits which acquire assets on behalf of the Corporation or its customers. These conduits had total assets of $1.4 billion and $965 million at June 30, 2010 and December 31, 2009. Two of the conduits, which were unconsolidated prior to 2010, acquire assets at the request of customers who wish to benefit from the economic returns of the specified assets on a leveraged basis, which consist principally of liquid exchange-traded equity securities. The third conduit holds subordinate debt securities for the Corporation’s benefit. The conduits obtain funding by issuing commercial paper and subordinate certificates to third party investors. Repayment of the commercial paper and certificates is assured by total return swaps between the Corporation and the conduits. When a conduit acquires assets for the benefit of the Corporation’s customers, the Corporation enters into back-to-back total return swaps with the conduit and the customer such that the economic returns of the assets are passed through to the customer. The Corporation’s exposure to the counterparty credit risk of its customers is mitigated by the ability to liquidate an asset held in the conduit if the customer defaults on its obligation. The Corporation receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits. At June 30, 2010 and December 31, 2009, the Corporation did not hold any commercial paper issued by the asset acquisition conduits other than incidentally and in its role as a commercial paper dealer.
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

     Prior to 2010, the Corporation determined whether it must consolidate an asset acquisition conduit based on the design of the conduit and whether the third party investors are exposed to the Corporation’s credit risk or the market risk of the assets. Interest rate risk was not included in the cash flow analysis because the conduits are not designed to absorb and pass along interest rate risk to investors who receive current rates of interest that are appropriate for the tenor and relative risk of their investments. When a conduit acquired assets for the benefit of the Corporation’s customers, the Corporation entered into back-to-back total return swaps with the conduit and the customers such that the economic returns of the assets are passed through to the customers, none of whom have a variable interest in the conduit as a whole. The third party investors are exposed primarily to the credit risk of the Corporation. Accordingly, the Corporation did not consolidate the conduit. When a conduit acquires assets on the Corporation’s behalf and the Corporation absorbs the market risk of the assets, it consolidates the conduit.
Real Estate Vehicles
     The Corporation held investments in unconsolidated real estate vehicles of $5.2 billion and $4.8 billion at June 30, 2010 and December 31, 2009, which consisted of limited partnership investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.
     Beginning January 1, 2010, the Corporation determines whether it must consolidate these limited partnerships principally based on an identification of the party that has power over the activities of the partnership. Typically, an unrelated third party is the general partner and the Corporation does not consolidate the partnership.
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
Resecuritization Trusts
     During the three and six months ended June 30, 2010, the Corporation resecuritized $27.9 billion and $68.7 billion of MBS, including $12.4 billion and $47.0 billion of securities purchased from third parties, compared to $11.8 billion and $16.0 billion for the same periods in 2009. Net losses during the holding period totaled $53 million and $86 million for the three and six months ended June 30, 2010 compared to net gains of $37 million and $62 million for the same periods in 2009. At June 30, 2010, the Corporation held $15.9 billion and $2.0 billion of senior securities classified in AFS debt securities and trading account assets, and $1.5 billion and $162 million of subordinate securities classified in AFS debt securities and trading account assets which were issued by unconsolidated resecuritization trusts which had total assets of $32.6 billion. At December 31, 2009, the Corporation held $543 million of senior securities classified in trading account assets which were issued by unconsolidated resecuritization trusts which had total assets of $7.4 billion. All of the retained interests were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy). The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third party investors purchase a significant portion of subordinate securities and share responsibility for the design of the trust, the Corporation does not consolidate the trust. Prior to 2010, these resecuritization trusts were typically QSPEs and as such were not subject to consolidation by the Corporation.
Other Transactions
     Prior to 2010, the Corporation transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At June 30, 2010 and December 31, 2009, the Corporation’s maximum loss exposure under these financing arrangements was $6.4 billion and $6.8 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table on page 48 because the purchasers are not VIEs.

NOTE 9 – Goodwill and Intangible Assets
Goodwill
     The following table presents goodwill balances at June 30, 2010 and December 31, 2009. As discussed in more detail in Note 17 — Business Segment Information, on January 1, 2010, the Corporation realigned the former Global Banking and Global Markets business segments. There was no impact on the reporting units used in goodwill impairment testing. The reporting units utilized for goodwill impairment tests are the business segments or one level below the business segments.

	June 30	December 31
(Dollars in millions)	2010	2009

Deposits	$17,875	$17,875
Global Card Services	22,279	22,292
Home Loans & Insurance	4,797	4,797
Global Commercial Banking	20,656	20,656
Global Banking & Markets	10,231	10,252
Global Wealth & Investment Management	9,930	10,411
All Other	33	31

Total goodwill	$85,801	$86,314

     Based on the results of the annual impairment test at June 30, 2009, the interim period tests subsequent thereto, and due to continued stress on Home Loans & Insurance and Global Card Services as a result of current market conditions, the Corporation concluded that an additional impairment analysis should be performed for these two reporting units in the three months ended June 30, 2010. In performing the first step of the additional impairment analysis, the Corporation compared the fair value of each reporting unit to its carrying value, including goodwill. Consistent with the 2009 annual test, the Corporation utilized a combination of the market approach and the income approach for Home Loans & Insurance and the income approach for Global Card Services. For both Home Loans & Insurance and Global Card Services, the carrying value exceeded the fair value, and accordingly, step two of the analysis was performed comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The results of step two of the goodwill impairment test for Home Loans & Insurance and Global Card Services for the three months ended June 30, 2010 were consistent with the results of the 2009 annual impairment test and the interim impairment tests, indicating that no goodwill was impaired as of June 30, 2010. The Corporation is in the process of completing its annual impairment test for all reporting units as of June 30, 2010.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) was signed into law. Under the Financial Reform Act and its amendment to the Electronic Fund Transfer Act, the Federal Reserve Board must adopt rules within nine months of enactment of the Financial Reform Act regarding the interchange fees that may be charged with respect to electronic debit transactions. Those rules will take effect one year after enactment of the Financial Reform Act. The Financial Reform Act and the applicable rules are expected to materially reduce the future revenues generated by the debit card business of the Corporation. However, the Corporation expects to implement a number of actions that would mitigate some of the impact when the laws and regulations become effective.
     The Corporation’s consumer and small business card products, including the debit card business, are part of an integrated platform within Global Card Services. The Corporation’s current estimate of revenue loss due to the Financial Reform Act will materially reduce the carrying value of the $22.3 billion of goodwill applicable to Global Card Services. Based on the Corporation’s current estimates of the revenue impact to this business segment, the Corporation expects to record a non-tax deductible goodwill impairment charge for Global Card Services in the three months ended September 30, 2010 that is estimated to be in the range of $7 billion to $10 billion. This estimate does not include potential mitigation actions to recapture lost revenue. A number of these actions may not reduce the goodwill impairment because they will generate revenue for business segments other than Global Card Services (e.g., Deposits) or because the actions may be identified and implemented after the impairment charge has been recorded. The impairment charge, which is a non-cash item, will have no impact on the Corporation’s reported Tier 1 and tangible equity capital ratios.

Intangible Assets
     The following table presents the gross carrying values and accumulated amortization related to intangible assets at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Value	Amortization

Purchased credit card relationships	$7,136	$3,769	$7,179	$3,452
Core deposit intangibles	5,394	3,910	5,394	3,722
Customer relationships	4,232	1,001	4,232	760
Affinity relationships	1,643	826	1,651	751
Other intangibles	3,144	1,247	3,438	1,183

Total intangible assets	$21,549	$10,753	$21,894	$9,868

     Amortization of intangibles expense was $439 million and $885 million for the three and six months ended June 30, 2010, compared to $516 million and $1.0 billion for the same periods in 2009. The Corporation estimates aggregate amortization expense will be approximately $422 million for each of the remaining quarters of 2010. The Corporation estimates aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion and $900 million for 2011 through 2015, respectively.
NOTE 10 – Long-term Debt
     The following table presents the Corporation’s long-term debt at June 30, 2010 and December 31, 2009.

	June 30	December 31
(Dollars in millions)	2010	2009

Long-term debt issued by Bank of America Corporation and subsidiaries	$276,351	$283,570
Long-term debt issued by Merrill Lynch & Co., Inc. and subsidiaries	128,546	154,951
Long-term debt issued by consolidated VIEs under new consolidation guidance	85,186	n/a

Total long-term debt	$490,083	$438,521

n/a = not applicable
     At June 30, 2010, long-term debt issued by consolidated VIEs including credit card, automobile, home equity and first-lien mortgage-related securitization trusts totaled $65.6 billion, $8.6 billion, $3.9 billion and $1.4 billion, respectively, and $5.7 billion of long-term debt was issued by other consolidated VIEs. Long-term debt issued by VIEs is collateralized by the assets of the VIEs.
     At June 30, 2010, the Corporation has not assumed or guaranteed $126 billion of long-term debt that was issued or guaranteed by Merrill Lynch & Co., Inc. or its subsidiaries prior to the acquisition of Merrill Lynch by the Corporation. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, the Corporation agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of Merrill Lynch & Co., Inc. on a going forward basis. All existing Merrill Lynch & Co., Inc. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and the Corporation has not assumed any of those prior Merrill Lynch & Co., Inc. guarantees or otherwise guaranteed such securities.

     Certain structured notes issued by Merrill Lynch are accounted for under the fair value option. For more information on these structured notes, see Note 14 – Fair Value Measurements.

     Aggregate annual maturities of long-term debt obligations at June 30, 2010 are summarized in the following table.

(Dollars in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Bank of America Corporation	$13,181	$16,455	$41,084	$7,436	$14,859	$88,111	$181,126
Merrill Lynch & Co., Inc. and subsidiaries	15,857	18,655	17,328	16,666	15,267	44,773	128,546
Bank of America, N.A. and other subsidiaries	15,809	4,117	4,798	6	82	9,871	34,683
Other	13,446	23,786	13,758	5,155	1,728	2,669	60,542

Total long-term debt excluding consolidated VIEs	58,293	63,013	76,968	29,263	31,936	145,424	404,897
Long-term debt issued by consolidated VIEs	13,363	18,344	12,677	16,591	8,777	15,434	85,186

Total long-term debt	$71,656	$81,357	$89,645	$45,854	$40,713	$160,858	$490,083

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
Credit Extension Commitments
     The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the following table are net of amounts distributed (e.g., syndicated) to other financial institutions of $29.5 billion and $30.9 billion at June 30, 2010 and December 31, 2009. At June 30, 2010, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $1.4 billion, including deferred revenue of $33 million and a reserve for unfunded lending commitments of $1.4 billion. At December 31, 2009, the comparable amounts were $1.5 billion, $34 million and $1.5 billion, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities.

     The table below also includes the notional amount of commitments of $27.6 billion and $27.0 billion at June 30, 2010 and December 31, 2009, that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $947 million and $950 million on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 14 – Fair Value Measurements.

		Expires after 1	Expires after 3
	Expires in 1	Year through 3	Years through	Expires after
(Dollars in millions)	Year or Less	Years	5 Years	5 Years	Total

Credit extension commitments, June 30, 2010
Loan commitments	$210,051	$166,855	$27,879	$38,073	$442,858
Home equity lines of credit	2,096	3,729	14,664	66,960	87,449
Standby letters of credit and financial guarantees (1)	29,203	22,391	3,156	12,560	67,310
Commercial letters of credit	2,602	34	-	1,853	4,489

Legally binding commitments	243,952	193,009	45,699	119,446	602,106
Credit card lines (2)	510,597	-	-	-	510,597

Total credit extension commitments	$754,549	$193,009	$45,699	$119,446	$1,112,703

Credit extension commitments, December 31, 2009
Loan commitments	$149,248	$187,585	$30,897	$28,489	$396,219
Home equity lines of credit	1,810	3,272	10,667	76,924	92,673
Standby letters of credit and financial guarantees (1)	29,794	21,285	4,923	13,740	69,742
Commercial letters of credit	2,020	40	-	1,465	3,525

Legally binding commitments	182,872	212,182	46,487	120,618	562,159
Credit card lines (2)	541,919	-	-	-	541,919

Total credit extension commitments	$724,791	$212,182	$46,487	$120,618	$1,104,078

(1)
At June 30, 2010, the notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $40.0 billion and $27.3 billion compared to $39.7 billion and $30.0 billion at December 31, 2009.

(2)	Includes business card unused lines of credit.
     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
Global Principal Investments and Other Equity Investments
     At June 30, 2010 and December 31, 2009, the Corporation had unfunded equity investment commitments of approximately $1.9 billion and $2.8 billion. In light of proposed Basel regulatory capital changes related to unfunded commitments, the Corporation has actively reduced these commitments in a series of transactions involving its private equity fund investments. The Corporation entered into agreements to sell $2.9 billion of its exposure in certain private equity funds. For more information on these transactions, see Note 5 — Securities. These commitments generally relate to the Corporation’s Global Principal Investments business which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund.
     Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there is higher potential for loss, unless an orderly disposition of the exposure can be made. At June 30, 2010, the Corporation did not have any unfunded bridge equity commitments. The Corporation had funded equity bridges of $1.2 billion that were committed prior to the market disruption. These equity bridges were considered held for investment and classified in other assets. During the fourth quarter of 2009, these equity bridges were written down to a zero balance. In the three and six months ended June 30, 2009, the Corporation recorded a total of $113 million and $263 million in losses in equity investment income related to these investments.

Loan Purchases
     In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period that ended on June 22, 2010. Under this agreement, the Corporation purchased $6.6 billion of such loans during the six months ended June 30, 2010 and also the year ended December 31, 2009. All loans purchased under this agreement were subject to a comprehensive set of credit criteria. This agreement was accounted for as a derivative liability with a fair value of $189 million at December 31, 2009. As of June 30, 2010, the Corporation was no longer committed for any additional purchases and the derivative liability was closed.
     At June 30, 2010 and December 31, 2009, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $3.2 billion and $2.2 billion, which upon settlement will be included in loans or LHFS.
Operating Leases
     The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.5 billion, $2.8 billion, $2.4 billion, $1.9 billion and $1.4 billion for the remainder of 2010 through 2014, respectively, and $7.7 billion in the aggregate for all years thereafter.
Other Commitments
     At June 30, 2010 and December 31, 2009, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $86.8 billion and $51.8 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $56.2 billion and $58.3 billion. All of these commitments expire within the next 12 months.
     The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At both June 30, 2010 and December 31, 2009, the minimum fee commitments over the remaining terms of these agreements totaled $2.3 billion.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
     The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2010 and December 31, 2009, the notional amount of these guarantees totaled $15.7 billion and $15.6 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.0 billion and $4.9 billion with estimated maturity dates between 2030 and 2040. As of June 30, 2010, the Corporation has not made a payment under these products. The probability of surrender has increased due to the deteriorating financial health of policyholders, but remains a small percentage of total notional.
Employee Retirement Protection
     The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2010 and December 31, 2009, the notional amount of these guarantees totaled $36.5 billion and $36.8 billion with estimated maturity dates between 2010 and 2014 if the exit option is exercised on all deals. As of June 30, 2010, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.
Merchant Services
     On June 26, 2009, the Corporation contributed its merchant processing business to a joint venture in exchange for a 46.5 percent ownership interest in the joint venture. During the second quarter of 2010, the joint venture purchased the interest held by one of the three initial investors bringing the Corporation’s ownership interest up to 49 percent. For additional information on the joint venture agreement, see Note 5 – Securities.
     The Corporation, on behalf of the joint venture, provides credit and debit card processing services to various merchants by processing credit and debit card transactions on the merchants’ behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults on its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the joint venture as the merchant processor. If the joint venture is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. The joint venture is primarily liable for any losses on transactions from the contributed portfolio that occur after June 26, 2009. However, if the joint venture fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation could be held liable for the disputed amount. For the three and six months ended June 30, 2010, the Corporation processed $82.8 billion and $161.9 billion of transactions and recorded losses of $5 million and $8 million. For the three and six months ended June 30, 2009, the Corporation processed $79.6 billion and $154.4 billion of transactions and recorded losses of $7 million and $14 million.
     At June 30, 2010 and December 31, 2009, the Corporation, on behalf of the joint venture, held as collateral $21 million and $26 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants. The joint venture also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2010 and December 31, 2009, the maximum potential exposure totaled approximately $126.0 billion and $131.0 billion. The Corporation does not expect to make material payments in connection with these guarantees. The maximum potential exposure disclosed above does not include volumes processed by First Data contributed portfolios.
Brokerage Business
     For a portion of the Corporation’s brokerage business, the Corporation has contracted with a third party to provide clearing services that include underwriting margin loans to the Corporation’s clients. This contract stipulates that the Corporation will indemnify the third party for any margin loan losses that occur in its issuing margin to the Corporation’s clients. The maximum potential future payment under this indemnification was $804 million and $657 million at June 30, 2010 and December 31, 2009. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Corporation has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract which is expected to occur in the third quarter of 2010.
Other Derivative Contracts
     The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At June 30, 2010 and December 31, 2009, the total notional amount of these derivative contracts was approximately $4.1 billion and $4.9 billion with commercial banks and $1.5 billion and $2.8 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.
Other Guarantees
     The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall at the preset future date between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2010 and December 31, 2009, the notional amount of these guarantees totaled $1.9 billion and $2.1 billion. These guarantees have various maturities ranging from two to five years. As of June 30, 2010 and December 31, 2009, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.
     The Corporation has entered into additional guarantee agreements, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.5 billion and $3.6 billion at June 30, 2010 and December 31, 2009. The estimated maturity dates of these obligations are between 2010 and 2033. The Corporation has made no material payments under these guarantees.
     In addition, the Corporation has guaranteed the payment obligations of certain subsidiaries of Merrill Lynch on certain derivative transactions. The aggregate notional amount of such derivative liabilities was approximately $2.2 billion and $2.5 billion at June 30, 2010 and December 31, 2009.
Litigation and Regulatory Matters
     The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (collectively, the prior commitments and contingencies disclosures).
     In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Corporation and its subsidiaries.
     In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA), the New York Stock Exchange, the Financial Services Authority and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.
     In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Corporation generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.
     In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expenses of $102 million and $690 million were recognized for the three and six months ended June 30, 2010 as compared to $159 million and $370 million for the same periods in 2009.
     In some of the matters described below, and in the prior commitments and contingencies disclosures, including but not limited to the Lehman Brothers Holdings, Inc. matters, loss contingencies are not both probable and estimable in the view of management, and accordingly, an accrued liability has not been established for those matters. For those disclosed litigation matters included herein, and in the prior commitments and contingencies disclosures, for which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, and for which the Corporation is able to estimate a range of possible loss, the current estimated range is $250 million to $1.4 billion. This aggregate range represents management’s estimate of a possible range of loss with respect to such matters. This estimated range of possible loss is based upon currently available information. Moreover, the litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly. Information is provided below, or in the prior commitments and contingencies disclosures, regarding the nature of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending litigation and regulatory matters, including the litigation and regulatory matters described below, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some or all of these matters, an adverse outcome in some or all of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.
Adelphia Litigation
     On May 26, 2010, the decision of the court dismissing approximately 650 defendants was affirmed by the U.S. Court of Appeals for the Second Circuit. Trial is now scheduled for October 25, 2010.
Countrywide Bond Insurance Litigation
     On May 28, 2010, defendants filed a notice of appeal from the adverse portions of the order issued by the court on April 29, 2010 in MBIA Insurance Corporation, Inc., v. Countrywide Home Loans. On June 11, 2010, MBIA Insurance Corporation (MBIA) filed a notice of cross-appeal.
     On March 31, 2010, in the Syncora Guarantee action, the court issued an order granting in part and denying in part defendants’ motion to dismiss. Both parties filed notices of appeal concerning aspects of the order. On May 6, 2010, Syncora Guarantee Inc. filed an amended complaint reasserting its previously dismissed claims and adding a successor liability claim against the Corporation.
     On April 30, 2010, in the Financial Guaranty Insurance Co. action, Financial Guaranty Insurance Company (FGIC) filed an amended complaint, which adds the Corporation, Countrywide Financial Corporation, Countrywide Securities Corporation (CSC) and Countrywide Bank F.S.B. as defendants. In the amended complaint, FGIC reasserts its previously dismissed claims and asserts a successor liability claim against the Corporation.
     On May 17, 2010, in the MBIA Insurance Corporation, Inc. v. Bank of America action, the court issued an order sustaining in part and overruling in part defendants’ demurrer, and dismissing the case in its entirety with leave to amend. On June 21, 2010, MBIA filed an amended complaint re-asserting its previously dismissed claims, including a successor liability claim against the Corporation, and adding Countrywide Capital Markets, LLC as a defendant.
Countrywide Equity and Debt Securities Matters
     On August 2, 2010, the district court granted preliminary approval of the settlement agreement in In re Countrywide Financial Corp. Securities Litigation.
Countrywide FTC Investigation
     On April 27, 2010, Countrywide Home Loans, Inc. (CHL) and BAC Home Loans Servicing, LP reached an agreement in principle with the Federal Trade Commission (FTC) to resolve the FTC’s investigation into CHL’s and BAC Home Loans Servicing, LP’s servicing practices. The agreement is evidenced by a consent order under which CHL and BAC Home Loans Servicing, LP agreed, without admitting any wrongdoing, to settle the matter for an amount that is not material to the Corporation’s consolidated financial statements. The amount was paid to the FTC as equitable relief for consumers whose loans were serviced by CHL and Countrywide Home Loans Servicing, LP prior to their acquisition by the Corporation. The payment to the FTC is not a penalty or a fine. As part of the settlement, CHL and BAC Home Loans Servicing, LP also agreed to a number of additional undertakings relating to the servicing of residential mortgage loans that are in payment default or under which the borrower is a debtor in a Chapter 13 bankruptcy case. The U.S. District Court for the Central District of California entered the consent order on June 15, 2010.
Countrywide Mortgage-Backed Securities Litigation
     On July 13, 2010, plaintiffs filed a consolidated amended complaint in the Maine State Retirement System v. Countrywide Financial Corporation action.
     On June 9, 2010, plaintiffs filed amended complaints in the Federal Home Loan Bank of San Francisco action.
     On June 10, 2010, plaintiffs filed amended complaints in the Federal Home Loan Bank of Seattle action.
IndyMac Litigation
     On June 21, 2010, the court dismissed all claims brought against the Corporation because plaintiffs failed to plead facts to support their allegation that the Corporation is the “successor-in-interest” to Merrill Lynch and Countrywide. A motion to intervene and a motion to amend have been filed. If granted, they would add new plaintiffs and new claims against Merrill Lynch Pierce, Fenner and Smith Incorporated and CSC.
Lehman Brothers Holdings, Inc. Litigation
     On June 4, 2010, defendants filed a motion to dismiss the third amended complaint.
Merrill Lynch Subprime-related Matters
Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc. et al.; Wyoming State Treasurer v. Merrill Lynch & Co. Inc.
     On June 1, 2010, the district court issued an opinion explaining its March 31, 2010 order in which the court dismissed claims related to 65 of 84 offerings with prejudice on the grounds that plaintiffs lacked standing as no named plaintiff purchased securities in those offerings. The opinion also allows lead plaintiffs to file an amended complaint as to certain parties. As a result, on July 6, 2010, lead plaintiffs filed a consolidated amended complaint relating to the offerings remaining in the case.
Municipal Derivatives Litigation
     All six previously disclosed civil cases recently filed in California state court have been transferred and consolidated in the In re Municipal Derivatives Antitrust Litigation. In May 2010, five additional cases were filed in the U.S. District Court for the Northern District of California on behalf of additional California cities and counties alleging anticompetitive conduct in violation of the Sherman Act and California’s Cartwright Act. The five cases, which seek unspecified damages, including treble damages, have been transferred and consolidated in In re Municipal Derivatives Antitrust Litigation.
     On June 21, 2010, the State of West Virginia filed an amended complaint, in which it added additional defendants, including Merrill Lynch. The State also added a claim under the Sherman Act to its original claim under the West Virginia Antitrust Act, and seeks treble damages on both counts.
Parmalat Finanziaria S.p.A. Matters
Proceedings in Italy
     On May 26, 2010, the Court of Appeals, Milan affirmed the lower court’s ruling acquitting the three former employees of the Corporation.
Proceedings in the United States
     On June 3, 2010, the Corporation reached agreements to settle the following Parmalat private placement related cases for an aggregate amount that is not material to the Corporation’s consolidated financial statements: (1) Principal Global Investors, LLC, et al. v. Bank of America Corporation, et al. in the U.S. District Court for the Southern District of Iowa; (2) Monumental Life Insurance Company, et al. v. Bank of America Corporation, et al. in the U.S. District Court for the Northern District of Iowa; (3) Prudential Insurance Company of America and Hartford Life Insurance Company v. Bank of

America Corporation, et al. in the U.S. District Court for the Northern District of Illinois (as previously disclosed, Hartford’s claims in this case have already been dismissed); and (4) John Hancock Life Insurance Company, et al. v. Bank of America Corporation et al. in the U.S. District Court for the District of Massachusetts.
Tribune PHONES Litigation
     On April 19, 2010, the bankruptcy court ruled that the defendants are not required to answer the complaint pending further order of the court. The court also ruled that the examiner appointed in the pending Tribune chapter 11 cases should investigate and report on whether the plaintiff, Wilmington Trust Company, violated the automatic stay in filing the complaint, among other things.
NOTE 12 – Shareholders’ Equity and Earnings Per Common Share
Common Stock
     In July 2010, the Board declared a third quarter cash dividend of $0.01 per common share payable on September 24, 2010 to common shareholders of record on September 3, 2010. In April 2010, the Board declared a second quarter cash dividend of $0.01 per common share, which was paid on June 25, 2010 to common shareholders of record on June 4, 2010. In January 2010, the Board declared a first quarter cash dividend of $0.01 per common share, which was paid on March 26, 2010 to common shareholders of record on March 5, 2010.
     On April 28, 2010, at the Corporation’s 2010 Annual Meeting of Stockholders, the Corporation obtained shareholder approval of an amendment to the Corporation’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 11.3 billion to 12.8 billion.
     In December 2009, the Corporation repurchased the non-voting perpetual preferred stock previously issued to the U.S. Treasury (TARP Preferred Stock) through the use of $25.7 billion in excess liquidity and $19.3 billion in proceeds from the sale of 1.3 billion Common Equivalent Securities (CES) valued at $15.00 per unit. The CES consisted of depositary shares representing interests in shares of Common Equivalent Junior Preferred Stock, Series S (Common Equivalent Stock) and contingent warrants to purchase an aggregate of 60 million shares of the Corporation’s common stock. On February 23, 2010, the Corporation held a special meeting of stockholders at which it obtained shareholder approval of an amendment to the Corporation’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock, and accordingly, the Common Equivalent Stock automatically converted in full into 1.286 billion shares of common stock on February 24, 2010 following the filing of the amendment with the Delaware Secretary of State on February 23, 2010. In addition, as a result, the contingent warrants expired without having become exercisable and the CES ceased to exist. For additional information on preferred stock, see Note 15 — Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
     Through a 2008 authorized share repurchase program, the Corporation had the ability to repurchase shares, subject to certain restrictions, from time to time, in the open market or in private transactions. The 2008 authorized repurchase program expired on January 23, 2010. In the six months ended June 30, 2010, the Corporation did not repurchase any shares of common stock and issued approximately 96.8 million shares under employee stock plans. At June 30, 2010, the Corporation had reserved 1.6 billion of unissued common shares for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
     During the three months ended March 31, 2010, the Corporation issued approximately 191 million RSUs to certain employees under the Key Associate Stock Plan. These awards generally vest in three equal annual installments beginning one year from the grant date. Vested RSUs will be settled in cash unless the Corporation authorizes settlement in common shares. Approximately 58 million of these RSUs have been authorized to settle in common shares. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock. The compensation cost for the remaining awards is fixed and based on the share price of the common stock on the date of grant, or the date upon which settlement in common stock has been authorized. The Corporation hedges a portion of its exposure to variability in the expected cash flows for unvested awards using a combination of economic and cash flow hedges as described in Note 4 — Derivatives. Subsequent to June 30, 2010, the Corporation authorized approximately 42 million additional RSUs to be settled in common shares and terminated a portion of the corresponding economic and cash flow hedges.
Preferred Stock
     During the first and second quarters of 2010, the aggregate dividends declared on preferred stock were $348 million and $340 million or a total of $688 million for the six months ended June 30, 2010.
Accumulated OCI
     The following table presents the changes in accumulated OCI for the six months ended June 30, 2010 and 2009, net-of-tax.

	Available-for-	Available-for-
	Sale Debt	Sale Marketable		Employee	Foreign
(Dollars in millions)	Securities	Equity Securities	Derivatives	Benefit Plans (1)	Currency (2)	Total

Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)
Cumulative adjustment for new consolidation guidance	(116)	-	-	-	-	(116)
Net change in fair value recorded in accumulated OCI	3,678	(1,294)	(746)	-	(112)	1,526
Net realized (gains) losses reclassified into earnings	(28)	(836)	241	127	258	(238)

Balance, June 30, 2010	$2,906	$(1)	$(3,040)	$(3,965)	$(347)	$(4,447)

Balance, December 31, 2008	$(5,956)	$3,935	$(3,458)	$(4,642)	$(704)	$(10,825)
Cumulative adjustment for accounting change – OTTI (3)	(71)	-	-	-	-	(71)
Net change in fair value recorded in accumulated OCI	2,835	793	(52)	161	(101)	3,636
Net realized (gains) losses reclassified into earnings	(238)	(4,383)	539	115	-	(3,967)

Balance, June 30, 2009	$(3,430)	$345	$(2,971)	$(4,366)	$(805)	$(11,227)

(1)	Net change in fair value represents after-tax adjustments based on the final year-end actuarial valuations.

(2)	Net change in fair value represents only the impact of changes in foreign exchange rates on the Corporation’s net investment in foreign operations.

(3)
Effective January 1, 2009, the Corporation adopted new accounting guidance on the recognition of OTTI losses on debt securities. For additional information on the adoption of this accounting guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and Note 5 – Securities.

Earnings Per Common Share
     For the three and six months ended June 30, 2010, average options to purchase 269 million and 277 million shares of common stock were outstanding but not included in the computation of earnings per common share (EPS) because they were antidilutive under the treasury stock method compared to 319 million and 321 million for the same periods in 2009. For both the three and six months ended June 30, 2010, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 272 million and 258 million for the same periods in 2009. For both the three and six months ended June 30, 2010, 117 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L and the Merrill Lynch & Co., Inc. Mandatory Convertible Preferred Stock Series 2 and Series 3 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method compared to 164 million and 176 million for the same periods in 2009. For purposes of computing basic EPS, CES were considered to be participating securities prior to February 24, 2010 and as such were allocated earnings as required by the two-class method. For purposes of computing diluted EPS, the dilutive effect of the CES, which were outstanding prior to February 24, 2010, was calculated using the if-converted method which was more dilutive than the two-class method for the six months ended June 30, 2010. In addition, for both the three and six months ended June 30, 2009, the Corporation recorded an increase to retained earnings and net income available to common shareholders of $576 million related to the Corporation’s preferred stock exchange for common stock.

     The calculation of EPS and diluted EPS for the three and six months ended June 30, 2010 and 2009 is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2010	2009	2010	2009

Earnings per common share
Net income	$3,123	$3,224	$6,305	$7,471
Preferred stock dividends	(340)	(805)	(688)	(2,238)

Net income applicable to common shareholders	2,783	2,419	5,617	5,233
Income allocated to participating securities	(42)	(52)	(286)	(117)

Net income allocated to common shareholders	$2,741	$2,367	$5,331	$5,116

Average common shares issued and outstanding	9,956,773	7,241,515	9,570,166	6,808,262

Earnings per common share	$0.28	$0.33	$0.56	$0.75

Diluted earnings per common share
Net income applicable to common shareholders	$2,783	$2,419	$5,617	$5,233
Income allocated to participating securities	(42)	(52)	(79)	(117)

Net income allocated to common shareholders	$2,741	$2,367	$5,538	$5,116

Average common shares issued and outstanding	9,956,773	7,241,515	9,570,166	6,808,262
Dilutive potential common shares (1)	73,003	28,003	450,760	28,710

Total diluted average common shares issued and outstanding	10,029,776	7,269,518	10,020,926	6,836,972

Diluted earnings per common share	$0.27	$0.33	$0.55	$0.75

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.
NOTE 13 – Pension and Postretirement Plans
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
     In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation contributed $0 and $120 million for the six months ended June 30, 2010 and 2009, under this agreement. Additional contributions may be required in the future under this agreement.

     Net periodic benefit cost of the Corporation’s plans for the three and six months ended June 30, 2010 and 2009 included the following components.

	Three Months Ended June 30
			Nonqualified and		Postretirement
	Qualified Pension		Other Pension		Health and Life
	Plans		Plans (1)		Plans
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$95	$87	$8	$7	$3	$3
Interest cost	187	183	64	59	23	22
Expected return on plan assets	(315)	(308)	(57)	(54)	(3)	(2)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	7	11	(2)	(2)	3	-
Recognized net actuarial loss (gain)	92	89	3	-	(17)	(24)
Recognized termination and settlement benefit cost	-	8	3	-	-	-

Net periodic benefit cost	$66	$70	$19	$10	$17	$7

	Six Months Ended June 30
			Nonqualified and		Postretirement
	Qualified Pension		Other Pension		Health and Life
	Plans		Plans (1)		Plans
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$198	$194	$16	$14	$7	$8
Interest cost	374	371	125	119	45	45
Expected return on plan assets	(631)	(616)	(114)	(108)	(5)	(4)
Amortization of transition obligation	-	-	-	-	16	16
Amortization of prior service cost (credits)	14	20	(4)	(4)	3	-
Recognized net actuarial loss (gain)	181	188	3	2	(25)	(38)
Recognized termination and settlement benefit cost	-	8	13	-	-	-

Net periodic benefit cost	$136	$165	$39	$23	$41	$27

(1)	Includes nonqualified pension plans, the terminated U.S. pension plan and non-U.S. pension plans as described above.
     In 2010, the Corporation expects to contribute approximately $230 million to its nonqualified and other pension plans and $116 million to its postretirement health and life plans. For the six months ended June 30, 2010, the Corporation contributed $142 million and $58 million to these plans. The Corporation does not expect to be required to contribute to its qualified pension plans in 2010.
NOTE 14 – Fair Value Measurements
     Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 — Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. The Corporation accounts for certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, long-term deposits and long-term debt under the fair value option.
Level 1, 2 and 3 Valuation Techniques
     Financial instruments are considered Level 1 when the valuation is based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.
     The Corporation uses market indices for direct inputs to certain models where the cash settlement is directly linked to appreciation or depreciation of that particular index (primarily in the context of structured credit products). In those cases, no material adjustments are made to the index-based values. In other cases, market indices are used as inputs to the valuation, but are adjusted for trade specific factors such as rating, credit quality, vintage and other factors.
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
Derivative Assets and Liabilities
     The fair values of derivative assets and liabilities traded in the over-the-counter (OTC) market are determined using quantitative models that utilize multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The Corporation incorporates within its fair value measurements of OTC derivatives the net credit differential between the counterparty credit risk and the Corporation’s own credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on market data.
Corporate Loans and Loan Commitments
     The fair value of loans and loan commitments are based on market prices, where available, or discounted cash flow analyses using market-based credit spreads of comparable debt instruments or credit derivatives of the specific borrower or comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.
Mortgage Servicing Rights
     The fair values of MSRs are determined using models that rely on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the option adjusted spread (OAS) levels. For more information on MSRs, see Note 16 — Mortgage Servicing Rights.

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

Recurring Fair Value
     Assets and liabilities carried at fair value on a recurring basis at June 30, 2010, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the table below.

	June 30, 2010
	Fair Value Measurements Using
				Netting	Assets/Liabilities at
Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Adjustments (2)	Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$68,109	$-	$-	$68,109
Trading account assets:
U.S. government and agency securities	29,851	24,679	-	-	54,530
Corporate securities, trading loans and other	1,399	41,563	9,873	-	52,835
Equity securities	22,794	7,821	726	-	31,341
Foreign sovereign debt	27,116	11,524	952	-	39,592
Mortgage trading loans and asset-backed securities	-	11,570	7,508	-	19,078

Total trading account assets	81,160	97,157	19,059	-	197,376
Derivative assets (3)	1,284	1,821,378	22,741	(1,762,072)	83,331
Available-for-sale debt securities:
U.S. Treasury securities and agency securities	46,989	3,395	-	-	50,384
Mortgage-backed securities:
Agency	-	153,581	-	-	153,581
Agency-collateralized mortgage obligations	-	40,870	-	-	40,870
Non-agency residential	-	27,384	1,976	-	29,360
Non-agency commercial	-	7,078	50	-	7,128
Foreign securities	134	2,583	233	-	2,950
Corporate bonds	-	6,063	304	-	6,367
Other taxable securities	21	2,791	13,900	-	16,712
Tax-exempt securities	-	6,176	1,237	-	7,413

Total available-for-sale debt securities	47,144	249,921	17,700	-	314,765
Loans and leases	-	-	3,898	-	3,898
Mortgage servicing rights	-	-	14,745	-	14,745
Loans held-for-sale	-	21,483	5,981	-	27,464
Other assets	34,950	13,656	7,702	-	56,308

Total assets	$164,538	$2,271,704	$91,826	$(1,762,072)	$765,996

Liabilities
Interest-bearing deposits in domestic offices	$-	$2,081	$-	$-	$2,081
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	42,741	-	-	42,741
Trading account liabilities:
U.S. government and agency securities	27,203	4,600	-	-	31,803
Equity securities	22,626	1,544	-	-	24,170
Foreign sovereign debt	20,199	2,992	7	-	23,198
Corporate securities and other	411	10,327	73	-	10,811

Total trading account liabilities	70,439	19,463	80	-	89,982
Derivative liabilities (3)	2,566	1,801,718	13,339	(1,754,834)	62,789
Commercial paper and other short-term borrowings	-	6,752	-	-	6,752
Accrued expenses and other liabilities	24,176	503	1,618	-	26,297
Long-term debt	-	40,080	4,090	-	44,170

Total liabilities	$97,181	$1,913,338	$19,127	$(1,754,834)	$274,812

(1)	Gross transfers included $173 million of derivative assets and $165 million of derivative liabilities transferred from Level 1 to Level 2 during the six months ended June 30, 2010.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

     Assets and liabilities carried at fair value on a recurring basis at December 31, 2009, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the table below.

	December 31, 2009
	Fair Value Measurements Using
				Netting	Assets/Liabilities at
(Dollars in millions)	Level 1	Level 2	Level 3	Adjustments (1)	Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$57,775	$-	$-	$57,775
Trading account assets:
U.S. government and agency securities	17,140	27,445	-	-	44,585
Corporate securities, trading loans and other	4,772	41,157	11,080	-	57,009
Equity securities	25,274	7,204	1,084	-	33,562
Foreign sovereign debt	18,353	8,647	1,143	-	28,143
Mortgage trading loans and asset-backed securities	-	11,137	7,770	-	18,907

Total trading account assets	65,539	95,590	21,077	-	182,206
Derivative assets	3,326	1,467,855	23,048	(1,413,540)	80,689
Available-for-sale debt securities:
U.S. Treasury securities and agency securities	19,571	3,454	-	-	23,025
Mortgage-backed securities:
Agency	-	166,246	-	-	166,246
Agency-collateralized mortgage obligations	-	25,781	-	-	25,781
Non-agency residential	-	27,887	7,216	-	35,103
Non-agency commercial	-	6,651	258	-	6,909
Foreign securities	158	3,271	468	-	3,897
Corporate bonds	-	5,265	927	-	6,192
Other taxable securities	676	14,721	9,854	-	25,251
Tax-exempt securities	-	7,574	1,623	-	9,197

Total available-for-sale debt securities	20,405	260,850	20,346	-	301,601
Loans and leases	-	-	4,936	-	4,936
Mortgage servicing rights	-	-	19,465	-	19,465
Loans held-for-sale	-	25,853	6,942	-	32,795
Other assets	35,411	12,677	7,821	-	55,909

Total assets	$124,681	$1,920,600	$103,635	$(1,413,540)	$735,376

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,663	$-	$-	$1,663
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	37,325	-	-	37,325
Trading account liabilities:
U.S. government and agency securities	22,339	4,180	-	-	26,519
Equity securities	17,300	1,107	-	-	18,407
Foreign sovereign debt	12,028	483	386	-	12,897
Corporate securities and other	282	7,317	10	-	7,609

Total trading account liabilities	51,949	13,087	396	-	65,432
Derivative liabilities	2,925	1,443,494	15,185	(1,417,876)	43,728
Commercial paper and other short-term borrowings	-	813	-	-	813
Accrued expenses and other liabilities	16,797	620	1,598	-	19,015
Long-term debt	-	40,791	4,660	-	45,451

Total liabilities	$71,671	$1,537,793	$21,839	$(1,417,876)	$213,427

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended June 30, 2010
		Gains	Gains	Purchases,	Gross	Gross
	Balance	(Losses)	(Losses)	Issuances	Transfers	Transfers	Balance
	April 1	Included in	Included in	and	into	out of	June 30
(Dollars in millions)	2010 (1)	Earnings	OCI	Settlements	Level 3 (1)	Level 3 (1)	2010 (1)

Trading account assets:
Corporate securities, trading loans and other	$10,646	$(52)	$-	$(854)	$715	$(582)	$9,873
Equity securities	721	(39)	-	4	41	(1)	726
Foreign sovereign debt	1,064	(73)	-	(52)	16	(3)	952
Mortgage trading loans and asset-backed securities	7,832	182	-	(640)	367	(233)	7,508

Total trading account assets	20,263	18	-	(1,542)	1,139	(819)	19,059
Net derivative assets (2)	8,597	3,588	-	(2,555)	(520)	292	9,402
Available-for-sale debt securities:
Non-agency MBS:
Residential	5,376	(282)	65	(3,594)	599	(188)	1,976
Commercial	138	-	-	-	-	(88)	50
Foreign securities	284	(3)	(79)	(25)	56	-	233
Corporate bonds	639	-	14	(341)	11	(19)	304
Other taxable securities	16,192	28	(56)	(2,702)	439	(1)	13,900
Tax-exempt securities	1,430	(48)	(17)	(69)	-	(59)	1,237

Total available-for-sale debt securities	24,059	(305)	(73)	(6,731)	1,105	(355)	17,700
Loans and leases (3)	4,007	(256)	-	147	-	-	3,898
Mortgage servicing rights	18,842	(3,998)	-	(99)	-	-	14,745
Loans held-for-sale (3)	5,984	131	-	(371)	237	-	5,981
Other assets (4)	7,774	998	-	(1,050)	-	(20)	7,702
Trading account liabilities:
Foreign sovereign debt	(369)	2	-	(9)	-	369	(7)
Corporate securities and other	(30)	(5)	-	8	(46)	-	(73)

Total trading account liabilities	(399)	(3)	-	(1)	(46)	369	(80)
Accrued expenses and other liabilities (3)	(1,390)	(53)	-	(175)	-	-	(1,618)
Long-term debt (3)	(4,560)	586	-	188	(560)	256	(4,090)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at June 30, 2010 include derivative assets of $22.7 billion and derivative liabilities of $13.3 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.
     During the three months ended June 30, 2010, the more significant transfers into Level 3 included $1.1 billion of trading account assets, $1.1 billion of AFS debt securities and $520 million of net derivative contracts. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts primarily related to a lack of price observability for certain credit default and total return swaps. During the three months ended June 30, 2010, the more significant transfers out of Level 3 were $819 million of trading account assets, driven by increased price verification of certain mortgage-backed and corporate debt securities and increased price observability of index floaters based on the Bond Market Association (BMA) curve held in corporate securities, trading loans and other.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2009, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended June 30, 2009
		Gains	Gains
	Balance	(Losses)	(Losses)	Purchases,	Transfers	Balance
	April 1	Included in	Included in	Issuances and	into/(out of)	June 30
(Dollars in millions)	2009 (1)	Earnings	OCI	Settlements	Level 3 (1)	2009 (1)

Trading account assets:
Corporate securities, trading loans and other	$10,458	$125	$-	$(1,259)	$(746)	$8,578
Equity securities	7,671	(101)	-	(104)	(33)	7,433
Foreign sovereign debt	601	79	-	11	174	865
Mortgage trading loans and asset-backed securities	9,025	(15)	-	2,511	(2,778)	8,743

Total trading account assets	27,755	88	-	1,159	(3,383)	25,619
Net derivative assets (2)	7,416	406	-	(2,580)	4,159	9,401
Available-for-sale debt securities:
Non-agency MBS	10,364	(637)	1,936	(3,510)	744	8,897
Foreign securities	1,219	(79)	(100)	21	-	1,061
Corporate bonds	1,725	(10)	136	(115)	206	1,942
Other taxable securities	8,700	(1)	132	(196)	(859)	7,776
Tax-exempt securities	267	-	(17)	1,326	530	2,106

Total available-for-sale debt securities	22,275	(727)	2,087	(2,474)	621	21,782
Loans and leases (3)	6,955	1,171	-	(1,164)	-	6,962
Mortgage servicing rights	14,096	3,829	-	610	-	18,535
Loans held-for-sale (3)	7,362	269	-	(198)	(120)	7,313
Other assets (4)	6,653	257	-	(128)	10	6,792
Trading account liabilities:
Foreign sovereign debt	(326)	(26)	-	-	-	(352)
Corporate securities and other	-	-	-	(7)	-	(7)

Total trading account liabilities	(326)	(26)	-	(7)	-	(359)
Accrued expenses and other liabilities (3)	(2,783)	603	-	78	39	(2,063)
Long-term debt (3)	(8,067)	(1,112)	-	370	3,520	(5,289)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at June 30, 2009 include derivative assets of $34.7 billion and derivative liabilities of $25.3 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Six Months Ended June 30, 2010
			Gains	Gains	Purchases,	Gross	Gross
	Balance		(Losses)	(Losses)	Issuances	Transfers	Transfers	Balance
	January 1	Consolidation	Included in	Included	and	into	out of	June 30
(Dollars in millions)	2010 (1)	of VIEs	Earnings	in OCI	Settlements	Level 3 (1)	Level 3 (1)	2010 (1)

Trading account assets:
Corporate securities, trading loans and other	$11,080	$117	$354	$-	$(2,798)	$2,189	$(1,069)	$9,873
Equity securities	1,084	-	(33)	-	(326)	75	(74)	726
Foreign sovereign debt	1,143	-	(155)	-	(80)	103	(59)	952
Mortgage trading loans and asset-backed securities	7,770	175	157	-	(586)	389	(397)	7,508

Total trading account assets	21,077	292	323	-	(3,790)	2,756	(1,599)	19,059
Net derivative assets (2)	7,863	-	4,991	-	(4,451)	768	231	9,402
Available-for-sale debt securities:
Non-agency MBS:
Residential	7,216	(96)	(515)	(310)	(5,829)	1,698	(188)	1,976
Commercial	258	-	(13)	(31)	(128)	52	(88)	50
Foreign securities	468	-	(124)	(89)	(78)	56	-	233
Corporate bonds	927	-	(3)	35	(666)	30	(19)	304
Other taxable securities	9,854	5,812	19	(119)	(2,742)	1,119	(43)	13,900
Tax-exempt securities	1,623	-	(25)	(9)	(561)	316	(107)	1,237

Total available-for-sale debt securities	20,346	5,716	(661)	(523)	(10,004)	3,271	(445)	17,700
Loans and leases (3)	4,936	-	(140)	-	(898)	-	-	3,898
Mortgage servicing rights	19,465	-	(4,696)	-	(24)	-	-	14,745
Loans held-for-sale (3)	6,942	-	67	-	(1,427)	399	-	5,981
Other assets (4)	7,821	-	1,537	-	(1,421)	-	(235)	7,702
Trading account liabilities:
Foreign sovereign debt	(386)	-	23	-	(24)	-	380	(7)
Corporate securities and other	(10)	-	(5)	-	(9)	(52)	3	(73)

Total trading account liabilities	(396)	-	18	-	(33)	(52)	383	(80)
Accrued expenses and other liabilities (3)	(1,598)	-	9	-	(29)	-	-	(1,618)
Long-term debt (3)	(4,660)	-	788	-	(264)	(897)	943	(4,090)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at June 30, 2010 include derivative assets of $22.7 billion and derivative liabilities of $13.3 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.
     During the six months ended June 30, 2010, the more significant transfers into Level 3 included $2.8 billion of trading account assets, $3.3 billion of AFS debt securities and $768 million of net derivative contracts. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain municipal auction rate securities and corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts primarily related to a lack of price observability for certain credit default and total return swaps. During the six months ended June 30, 2010, the more significant transfers out of Level 3 were $1.6 billion of trading account assets, driven by increased price verification of certain mortgage-backed and corporate debt securities and increased price observability of index floaters based on the BMA curve held in corporate securities, trading loans and other.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Six Months Ended June 30, 2009
			Gains	Gains	Purchases,
	Balance	Merrill	(Losses)	(Losses)	Issuances	Transfers	Balance
	January 1	Lynch	Included in	Included	and	into /(out of)	June 30
(Dollars in millions)	2009 (1)	Acquisition	Earnings	in OCI	Settlements	Level 3 (1)	2009 (1)

Trading account assets:
Corporate securities, trading loans and other	$4,540	$7,012	$(272)	$-	$(3,445)	$743	$8,578
Equity securities	546	3,848	(278)	-	3,543	(226)	7,433
Foreign sovereign debt	-	30	64	-	10	761	865
Mortgage trading loans and asset-backed securities	1,647	7,294	(289)	-	1,743	(1,652)	8,743

Total trading account assets	6,733	18,184	(775)	-	1,851	(374)	25,619
Net derivative assets (2)	2,270	2,307	4,274	-	(3,991)	4,541	9,401
Available-for-sale debt securities:
Non-agency MBS	6,096	2,509	(740)	2,109	(1,678)	601	8,897
Foreign securities	1,247	-	(79)	(99)	(8)	-	1,061
Corporate bonds	1,598	-	(49)	95	(49)	347	1,942
Other taxable securities	9,599	-	(20)	487	(1,147)	(1,143)	7,776
Tax-exempt securities	162	-	-	25	1,292	627	2,106

Total available-for-sale debt securities	18,702	2,509	(888)	2,617	(1,590)	432	21,782
Loans and leases (3)	5,413	2,452	156	-	(1,059)	-	6,962
Mortgage servicing rights	12,733	209	4,927	-	666	-	18,535
Loans held-for-sale (3)	3,382	3,872	133	-	46	(120)	7,313
Other assets (4)	4,157	2,696	8	-	(79)	10	6,792
Trading account liabilities:
Foreign sovereign debt	-	-	(26)	-	18	(344)	(352)
Corporate securities and other	-	-	-	-	(7)	-	(7)

Total trading account liabilities	-	-	(26)	-	11	(344)	(359)
Accrued expenses and other liabilities (3)	(1,940)	(1,337)	1,121	-	54	39	(2,063)
Long-term debt (3)	-	(7,481)	(1,604)	-	(51)	3,847	(5,289)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at June 30, 2009 include derivative assets of $34.7 billion and derivative liabilities of $25.3 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities and other equity investments.

     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three months ended June 30, 2010 and 2009. These amounts include gains (losses) on loans, LHFS, loan commitments and structured notes all of which are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended June 30, 2010
	Equity	Trading	Mortgage	All
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss) (2)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$(52)	$-	$-	$(52)
Equity securities	-	(39)	-	-	(39)
Foreign sovereign debt	-	(73)	-	-	(73)
Mortgage trading loans and asset-backed securities	-	182	-	-	182

Total trading account assets	-	18	-	-	18
Net derivative assets	-	193	3,395	-	3,588
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	-	(282)	(282)
Commercial	-	-	-	-	-
Foreign securities	-	-	-	(3)	(3)
Corporate bonds	-	-	-	-	-
Other taxable securities	-	-	-	28	28
Tax-exempt securities	-	-	-	(48)	(48)

Total available-for-sale debt securities	-	-	-	(305)	(305)
Loans and leases (3)	-	-	-	(256)	(256)
Mortgage servicing rights	-	-	(3,998)	-	(3,998)
Loans held-for-sale (3)	-	-	44	87	131
Other assets	1,033	-	(35)	-	998
Trading account liabilities	-	(3)	-	-	(3)
Accrued expenses and other liabilities (3)	-	(12)	(30)	(11)	(53)
Long-term debt (3)	-	472	-	114	586

Total	$1,033	$668	$(624)	$(371)	$706

	Three Months Ended June 30, 2009
	Equity	Trading	Mortgage	All
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss) (2)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$125	$-	$-	$125
Equity securities	-	(101)	-	-	(101)
Foreign sovereign debt	-	79	-	-	79
Mortgage trading loans and asset-backed securities	-	(15)	-	-	(15)

Total trading account assets	-	88	-	-	88
Net derivative assets	-	(651)	1,057	-	406
Available-for-sale debt securities:
Non-agency MBS	-	-	3	(640)	(637)
Foreign securities			-	(79)	(79)
Corporate bonds	-	-	-	(10)	(10)
Other taxable securities	-	-	-	(1)	(1)

Total available-for-sale debt securities	-	-	3	(730)	(727)
Loans and leases (3)	-	(10)	-	1,181	1,171
Mortgage servicing rights	-	-	3,829	-	3,829
Loans held-for-sale (3)	-	(155)	(36)	460	269
Other assets	142	-	111	4	257
Trading account liabilities	-	(26)	-	-	(26)
Accrued expenses and other liabilities (3)	-	(7)	99	511	603
Long-term debt (3)	-	(846)	-	(266)	(1,112)

Total	$142	$(1,607)	$5,063	$1,160	$4,758

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Includes net impairment losses recognized in earnings on AFS debt securities.

(3)	Amounts represent items which are accounted for under the fair value option.

     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the six months ended June 30, 2010 and 2009. These amounts include gains (losses) on loans, LHFS, loan commitments and structured notes all of which are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Six Months Ended June 30, 2010
	Equity	Trading	Mortgage	All
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss) (2)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$354	$-	$-	$354
Equity securities	-	(33)	-	-	(33)
Foreign sovereign debt	-	(155)	-	-	(155)
Mortgage trading loans and asset-backed securities	-	157	-	-	157

Total trading account assets	-	323	-	-	323
Net derivative assets	-	(334)	5,325	-	4,991
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	(13)	(502)	(515)
Commercial	-	-	-	(13)	(13)
Foreign securities	-	-	-	(124)	(124)
Corporate bonds	-	-	-	(3)	(3)
Other taxable securities	-	-	-	19	19
Tax-exempt securities	-	23	-	(48)	(25)

Total available-for-sale debt securities	-	23	(13)	(671)	(661)
Loans and leases (3)	-	-	-	(140)	(140)
Mortgage servicing rights	-	-	(4,696)	-	(4,696)
Loans held-for-sale (3)	-	-	59	8	67
Other assets	1,569	-	(32)	-	1,537
Trading account liabilities	-	18	-	-	18
Accrued expenses and other liabilities (3)	-	(10)	(41)	60	9
Long-term debt (3)	-	595	-	193	788

Total	$1,569	$615	$602	$(550)	$2,236

	Six Months Ended June 30, 2009
	Equity	Trading	Mortgage	All
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss) (2)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$(272)	$-	$-	$(272)
Equity securities	-	(278)	-	-	(278)
Foreign sovereign debt	-	64	-	-	64
Mortgage trading loans and asset-backed securities	-	(289)	-	-	(289)

Total trading account assets	-	(775)	-	-	(775)
Net derivative assets	-	710	3,564	-	4,274
Available-for-sale debt securities:
Non-agency MBS	-	-	(12)	(728)	(740)
Foreign securities	-	-	-	(79)	(79)
Corporate bonds	-	-	-	(49)	(49)
Other taxable securities	-	-	-	(20)	(20)

Total available-for-sale debt securities	-	-	(12)	(876)	(888)
Loans and leases (3)	-	(7)	-	163	156
Mortgage servicing rights	-	-	4,927	-	4,927
Loans held-for-sale (3)	-	(209)	(88)	430	133
Other assets	71	(3)	125	(185)	8
Trading account liabilities	-	(26)	-	-	(26)
Accrued expenses and other liabilities (3)	-	(1)	133	989	1,121
Long-term debt (3)	-	(1,345)	-	(259)	(1,604)

Total	$71	$(1,656)	$8,649	$262	$7,326

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Includes net impairment losses recognized in earnings on AFS debt securities.

(3)	Amounts represent items which are accounted for under the fair value option.

     The table below summarizes changes in unrealized gains (losses) recorded in earnings during the three months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at June 30, 2010 and 2009. These amounts include changes in fair value on loans, LHFS, loan commitments and structured notes all of which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended June 30, 2010
	Equity	Trading	Mortgage	All
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$(136)	$-	$-	$(136)
Equity securities	-	(33)	-	-	(33)
Foreign sovereign debt	-	(73)	-	-	(73)
Mortgage trading loans and asset-backed securities	-	173	-	-	173

Total trading account assets	-	(69)	-	-	(69)
Net derivative assets	-	453	2,187	-	2,640
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	-	(44)	(44)
Commercial	-	-	-	-	-
Foreign securities	-	-	-	-	-
Other taxable securities	-	-	-	(20)	(20)

Total available-for-sale debt securities	-	-	-	(64)	(64)
Loans and leases (2)	-	-	-	(95)	(95)
Mortgage servicing rights	-	-	(4,477)	-	(4,477)
Loans held-for-sale (2)	-	-	16	(17)	(1)
Other assets	716	-	(11)	-	705
Trading account liabilities	-	2	-	-	2
Accrued expenses and other liabilities (2)	-	-	(16)	(271)	(287)
Long-term debt (2)	-	384	-	113	497

Total	$716	$770	$(2,301)	$(334)	$(1,149)

	Three Months Ended June 30, 2009
	Equity	Trading	Mortgage	All
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$110	$-	$-	$110
Equity securities	-	(102)	-	-	(102)
Foreign sovereign debt	-	79	-	-	79
Mortgage trading loans and asset-backed securities	-	(156)	51	-	(105)

Total trading account assets	-	(69)	51	-	(18)
Net derivative assets	-	(681)	1,064	-	383
Available-for-sale debt securities:
Non-agency MBS	-	-	-	(617)	(617)
Foreign securities	-	-	-	(88)	(88)
Other taxable securities	-	-	-	(3)	(3)
Tax-exempt securities	-	-	-	(47)	(47)

Total available-for-sale debt securities	-	-	-	(755)	(755)
Loans and leases (2)	-	-	-	1,105	1,105
Mortgage servicing rights	-	-	3,428	-	3,428
Loans held-for-sale (2)	-	(155)	(40)	471	276
Other assets	95	-	-	50	145
Trading account liabilities	-	(26)	-	-	(26)
Accrued expenses and other liabilities (2)	-	-	99	482	581
Long-term debt (2)	-	(1,030)	-	(266)	(1,296)

Total	$95	$(1,961)	$4,602	$1,087	$3,823

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items which are accounted for under the fair value option.

     The table below summarizes changes in unrealized gains (losses) recorded in earnings during the six months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at June 30, 2010 and 2009. These amounts include changes in fair value on loans, LHFS, loan commitments and structured notes all of which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Six Months Ended June 30, 2010
	Equity	Trading	Mortgage	All
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$705	$-	$-	$705
Equity securities	-	(49)	-	-	(49)
Foreign sovereign debt	-	(156)	-	-	(156)
Mortgage trading loans and asset-backed securities	-	106	-	-	106

Total trading account assets	-	606	-	-	606
Net derivative assets	-	377	3,013	-	3,390
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	-	(139)	(139)
Commercial	-	-	-	(30)	(30)
Foreign securities	-	-	-	(121)	(121)
Other taxable securities	-	-	-	(14)	(14)

Total available-for-sale debt securities	-	-	-	(304)	(304)
Loans and leases (2)	-	-	-	45	45
Mortgage servicing rights	-	-	(5,708)	-	(5,708)
Loans held-for-sale (2)	-	-	6	(102)	(96)
Other assets	635	-	(13)	-	622
Trading account liabilities	-	(15)	-	-	(15)
Accrued expenses and other liabilities (2)	-	-	(16)	(201)	(217)
Long-term debt (2)	-	494	-	191	685

Total	$635	$1,462	$(2,718)	$(371)	$(992)

	Six Months Ended June 30, 2009
	Equity	Trading	Mortgage	All
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$(289)	$-	$-	$(289)
Equity securities	-	(274)	-	-	(274)
Foreign sovereign debt	-	64	-	-	64
Mortgage trading loans and asset-backed securities	-	(437)	64	-	(373)

Total trading account assets	-	(936)	64	-	(872)
Net derivative assets	-	1,300	3,591	-	4,891
Available-for-sale debt securities:
Non-agency MBS	-	-	(12)	(209)	(221)
Foreign securities	-	-	-	(79)	(79)
Other taxable securities	-	-	-	(20)	(20)
Tax-exempt securities	-	-	-	(12)	(12)

Total available-for-sale debt securities	-	-	(12)	(320)	(332)
Loans and leases (2)	-	-	-	(93)	(93)
Mortgage servicing rights	-	-	4,456	-	4,456
Loans held-for-sale (2)	-	(208)	(92)	449	149
Other assets	(224)	-	-	50	(174)
Trading account liabilities	-	(4)	-	-	(4)
Accrued expenses and other liabilities (2)	-	-	133	915	1,048
Long-term debt (2)	-	(1,563)	-	(259)	(1,822)

Total	$(224)	$(1,411)	$8,140	$742	$7,247

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items which are accounted for under the fair value option.

Nonrecurring Fair Value
     Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets and liabilities primarily include LHFS, unfunded loan commitments held-for-sale and foreclosed properties. The amounts below represent only balances measured at fair value during the three and six months ended June 30, 2010 and 2009, and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	June 30, 2010		Gains (Losses)
			Three months ended	Six months ended
(Dollars in millions)	Level 2	Level 3	June 30, 2010	June 30, 2010

Assets
Loans held-for-sale	$1,501	$8,070	$307	$123
Loans and leases (1)	45	10,817	(1,736)	(3,921)
Foreclosed properties (2)	10	1,251	(59)	(113)
Other assets	4	16	(3)	(3)

	June 30, 2009		Gains (Losses)
			Three months ended	Six months ended
(Dollars in millions)	Level 2	Level 3	June 30, 2009	June 30, 2009

Assets
Loans held-for-sale	$2,236	$9,318	$(107)	$(691)
Loans and leases (1)	-	9,201	(1,436)	(2,319)
Foreclosed properties (2)	21	609	(86)	(207)
Other assets	12	113	(60)	(60)

(1)	Gains (losses) represent charge-offs associated with real estate-secured loans that exceed 180 days past due.

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
     At June 30, 2010 and December 31, 2009, funded loans that the Corporation elected to carry at fair value had an aggregate fair value of $3.9 billion and $4.9 billion recorded in loans and leases and an aggregate outstanding principal balance of $4.3 billion and $5.4 billion. At June 30, 2010 and December 31, 2009, unfunded loan commitments that the Corporation elected to carry at fair value had an aggregate fair value of $947 million and $950 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $27.6 billion and $27.0 billion. Interest income on these loans is recorded in interest and fees on loans and leases.
Loans Held-for-Sale
     The Corporation elected to account for certain LHFS at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them. The Corporation has not elected to account for other LHFS under the fair value option primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. At June 30, 2010 and December 31, 2009, residential mortgage LHFS, commercial mortgage LHFS, and other LHFS accounted for under the fair value option had an aggregate fair value of $27.5 billion and $32.8 billion and an aggregate outstanding principal balance of $30.8 billion and $36.5 billion. Interest income on these LHFS is recorded in other interest income. The changes in fair value are largely offset by hedging activities.
Other Assets
     The Corporation elected to account for certain other assets under the fair value option including non-marketable convertible preferred shares where the Corporation has economically hedged a majority of the position with derivatives. At June 30, 2010, these assets had a fair value of $281 million.
Securities Financing Agreements
     The Corporation elected to account for certain securities financing agreements under the fair value option based on the tenor of the agreements, which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not significant. At June 30, 2010, securities financing agreements which the Corporation elected to carry at fair value had an aggregate fair value of $110.9 billion and a principal balance of $110.3 billion.
Long-term Deposits
     The Corporation elected to account for certain long-term fixed-rate and rate-linked deposits, which are economically hedged with derivatives, under the fair value option. At June 30, 2010 and December 31, 2009, these instruments, which are classified in interest-bearing deposits, had an aggregate fair value of $2.1 billion and $1.7 billion and a principal balance of $1.9 billion and $1.6 billion. Interest paid on these instruments is recorded in interest expense. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to carry other long-term deposits at fair value because they were not economically hedged using derivatives.
Commercial Paper and Other Short-term Borrowings
     The Corporation elected to account for certain commercial paper and other short-term borrowings under the fair value option. This debt is risk-managed on a fair value basis. At June 30, 2010, this debt, which is classified in commercial paper and short-term borrowings, had an aggregate fair value of $6.8 billion and a principal balance of $7.2 billion.
Long-term Debt
     The Corporation elected to account for certain long-term debt, primarily structured notes that were acquired as part of the Merrill Lynch acquisition, under the fair value option. This long-term debt is risk-managed on a fair value basis. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for these financial instruments at historical cost and the related economic hedges at fair value. The Corporation did not elect to carry other long-term debt at fair value because it is not economically hedged using derivatives. At June 30, 2010, this long-term debt had an aggregate fair value of $44.2 billion and a principal balance of $52.5 billion.
Asset-backed Secured Financings
     The Corporation elected to account for certain asset-backed secured financings that were acquired as part of the Countrywide acquisition under the fair value option. At June 30, 2010, these secured financings, which are classified in accrued expenses and other liabilities, had an aggregate fair value of $700 million and a principal balance of $1.4 billion. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.

     The following table provides information about where changes in the fair value of assets or liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended June 30, 2010
	Corporate					Asset-	Commercial
	Loans and	Loans	Securities		Long-	backed	Paper and Other	Long-
	Loan	Held-for-	Financing	Other	term	Secured	Short-term	term
(Dollars in millions)	Commitments	Sale	Agreements	Assets	Deposits	Financings	Borrowings	Debt	Total

Trading account profits (losses)	$-	$-	$-	$-	$-	$-	$(151)	$1,797	$1,646
Mortgage banking income	-	3,198	-	-	-	(30)	-	-	3,168
Other income (loss)	(298)	96	56	49	(54)	-	-	1,175	1,024

Total	$(298)	$3,294	$56	$49	$(54)	$(30)	$(151)	$2,972	$5,838

	Three Months Ended June 30, 2009
Trading account profits (losses)	$(17)	$(154)	$-	$374	$-	$-	$(230)	$(1,886)	$(1,913)
Mortgage banking income	-	580	-	-	-	99	-	-	679
Equity investment income (loss)	-	-	-	(32)	-	-	-	-	(32)
Other income (loss)	1,708	562	(129)	-	54	-	-	(3,571)	(1,376)

Total	$1,691	$988	$(129)	$342	$54	$99	$(230)	$(5,457)	$(2,642)

	Six Months Ended June 30, 2010
	Corporate					Asset-	Commercial
	Loans and	Loans	Securities		Long-	backed	Paper and Other	Long-
	Loan	Held-for-	Financing	Other	term	Secured	Short-term	term
(Dollars in millions)	Commitments	Sale	Agreements	Assets	Deposits	Financings	Borrowings	Debt	Total

Trading account profits (losses)	$2	$-	$-	$-	$-	$-	$(195)	$876	$683
Mortgage banking income	-	5,127	-	-	-	(41)	-	-	5,086
Other income (loss)	(21)	252	98	46	(112)	-	-	1,401	1,664

Total	$(19)	$5,379	$98	$46	$(112)	$(41)	$(195)	$2,277	$7,433

	Six Months Ended June 30, 2009
Trading account profits (losses)	$(8)	$(248)	$-	$379	$-	$-	$(240)	$(2,003)	$(2,120)
Mortgage banking income	-	2,560	-	-	-	133	-	-	2,693
Equity investment income (loss)	-	-	-	(135)	-	-	-	-	(135)
Other income (loss)	1,341	547	(143)	-	80	-	-	(1,350)	475

Total	$1,333	$2,859	$(143)	$244	$80	$133	$(240)	$(3,353)	$913

NOTE 15 – Fair Value of Financial Instruments
     The fair values of financial instruments have been derived using the methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balances at June 30, 2010 and December 31, 2009 is carried at fair value on the Corporation’s Consolidated Balance Sheet.
Short-term Financial Instruments
     The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds sold and purchased, resale and certain repurchase agreements, commercial paper and other short-term investments and borrowings approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Corporation elected to account for certain structured reverse repurchase agreements under the fair value option. See Note 14 – Fair Value Measurements for additional information on these structured reverse repurchase agreements.
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
     The carrying values and fair values of certain financial instruments at June 30, 2010 and December 31, 2009 were as follows.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value

Financial assets (1)
Loans	$889,799	$874,459	$841,020	$813,596
Financial liabilities
Deposits	974,467	974,649	991,611	991,768
Long-term debt	490,083	488,653	438,521	440,246

(1)	See Note 5 – Securities for more information on the carrying value and fair value of the Corporation’s cost method investment in CCB.
NOTE 16 – Mortgage Servicing Rights
     The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives and securities including MBS and U.S. Treasuries. The securities that economically hedge the MSRs are classified in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income.
     The following table presents activity for residential first mortgage MSRs for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Balance, beginning of period	$18,842	$14,096	$19,465	$12,733
Merrill Lynch balance, January 1, 2009	-	-	-	209
Net additions	882	1,706	2,013	2,955
Impact of customer payments	(981)	(1,098)	(2,037)	(2,291)
Other changes in MSR fair value	(3,998)	3,831	(4,696)	4,929

Balance, June 30	$14,745	$18,535	$14,745	$18,535

Mortgage loans serviced for investors (in billions)	$1,706	$1,703	$1,706	$1,703

     The Corporation uses an OAS valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in determining the fair value of MSRs at June 30, 2010 and December 31, 2009 were as follows.

	June 30, 2010		December 31, 2009
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable

Weighted-average option adjusted spread	1.79%	4.97%	1.67%	4.64%
Weighted-average life, in years	3.99	1.65	5.62	3.26

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

	June 30, 2010
	Change in
	Weighted-average Lives
					Change in
(Dollars in millions)	Fixed		Adjustable		Fair Value

Prepayment rates
Impact of 10% decrease	0.31	years	0.12	years	$943
Impact of 20% decrease	0.68		0.26		2,024

Impact of 10% increase	(0.27)		(0.10)		(830)
Impact of 20% increase	(0.52)		(0.18)		(1,567)

OAS level
Impact of 100 bps decrease	n/a		n/a		$662
Impact of 200 bps decrease	n/a		n/a		1,384

Impact of 100 bps increase	n/a		n/a		(609)
Impact of 200 bps increase	n/a		n/a		(1,170)

n/a = not applicable
     Commercial and residential reverse mortgage MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $296 million and $309 million at June 30, 2010 and December 31, 2009. They are not included in the tables above.

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
Deposits
     Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes an allocation of ALM activities. Deposits products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. These products provide a relatively stable source of funding and liquidity. The Corporation earns net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using a funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generate fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees. In addition, Deposits includes the net impact of migrating customers and their related deposit balances between GWIM and Deposits. Subsequent to the date of migration, the associated net interest income, service charges and noninterest expense are recorded in the business to which deposits were transferred.
Global Card Services
     Global Card Services provides a broad offering of products including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. The Corporation reports its Global Card Services current period results in accordance with new consolidation guidance. Under this new consolidation guidance, the Corporation consolidated all credit card trusts. Accordingly, current year results are comparable to prior year results that were presented on a managed basis, which was consistent with the way that management evaluated the results of the business. Managed basis assumed that securitized loans were not sold and presented earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) were presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Prior to the adoption of the new consolidation guidance, loan securitization removed loans from the Corporation’s Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE. For more information on managed basis, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on
Form 10-K.
Home Loans & Insurance
     Home Loans & Insurance provides an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s Consolidated Balance Sheet and reported in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s first mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. Funded home equity lines of credit and home equity loans are held on the Corporation’s Consolidated Balance Sheet. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance. Home Loans & Insurance also includes the impact of migrating customers and their related loan balances between GWIM and Home Loans & Insurance based on client segmentation thresholds. Subsequent to the date of migration, the associated net interest income and noninterest expense are recorded in the business to which loans were transferred.
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
Global Wealth & Investment Management
     GWIM offers investment and brokerage services, estate management, financial planning services, fiduciary management, credit, institutional and personal retirement solutions, philanthropic services, banking expertise, diversified asset management products to institutional clients, as well as affluent and high net-worth individuals. In addition, GWIM includes the results of BofA Capital Management, the Corporation’s approximately 34 percent economic ownership of BlackRock, Inc., and other miscellaneous items. GWIM also reflects the impact of migrating customers and their related deposit and loan balances between GWIM and Deposits, and GWIM and Home Loans & Insurance and the Corporation’s ALM activities. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which deposits and loans were transferred.
All Other
     All Other consists of equity investment activities including Global Principal Investments, Corporate Investments and Strategic Investments, the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations, fair value adjustments related to certain structured notes, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. All Other also includes certain amounts associated with ALM activities, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations, impact of foreign exchange rate fluctuations related to revaluation of foreign currency-denominated debt issuances, certain gains (losses) on sales of whole mortgage loans, gains (losses) on sales of debt securities, other-than-temporary impairment write-downs on certain AFS securities and for periods prior to January 1, 2010, a securitization offset which removed the securitization impact of sold loans in Global Card Services in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).

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
     The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The Corporation’s ALM activities are allocated to the business segments and fluctuate based on performance. ALM activities include external product pricing decisions, including deposit pricing strategies, the effects of the Corporation’s internal funds transfer pricing process and the net effects of other ALM activities.
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

     The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for the three and six months ended June 30, 2010 and 2009, and total assets at June 30, 2010 and 2009 for each business segment as well as All Other.

Business Segments
Three Months Ended June 30
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Net interest income (4)	$13,197	$11,942	$2,115	$1,729	$4,439	$4,976
Noninterest income	16,253	21,144	1,489	1,748	2,422	2,286

Total revenue, net of interest expense	29,450	33,086	3,604	3,477	6,861	7,262

Provision for credit losses (5)	8,105	13,375	61	87	3,795	7,655
Amortization of intangibles	439	516	49	59	203	227
Other noninterest expense	16,814	16,504	2,447	2,534	1,596	1,709

Income (loss) before income taxes	4,092	2,691	1,047	797	1,267	(2,329)
Income tax expense (benefit) (4)	969	(533)	382	263	461	(743)

Net income (loss)	$3,123	$3,224	$665	$534	$806	$(1,586)

Period-end total assets	$2,363,878	$2,254,394	$436,935	$445,936	$183,334	$227,905

	Home Loans		Global Commercial		Global Banking
	& Insurance		Banking (2)		& Markets
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Net interest income (4)	$1,000	$1,199	$2,118	$1,979	$1,976	$2,366
Noninterest income	1,795	3,264	660	864	4,029	8,045

Total revenue, net of interest expense	2,795	4,463	2,778	2,843	6,005	10,411

Provision for credit losses (5)	2,390	2,726	623	2,081	(133)	588
Amortization of intangibles	13	19	18	22	37	59
Other noninterest expense	2,804	2,815	891	948	4,753	3,861

Income (loss) before income taxes	(2,412)	(1,097)	1,246	(208)	1,348	5,903
Income tax expense (benefit) (4)	(878)	(371)	456	(144)	421	2,000

Net income (loss)	$(1,534)	$(726)	$790	$(64)	$927	$3,903

Period-end total assets	$225,492	$234,277	$303,848	$275,213	$712,219	$695,735

	Global Wealth &
	Investment Management(2)		All Other (2, 3)
(Dollars in millions)	2010	2009	2010	2009

Net interest income (4)	$1,385	$1,288	$164	$(1,595)
Noninterest income	2,946	2,674	2,912	2,263

Total revenue, net of interest expense	4,331	3,962	3,076	668

Provision for credit losses (5)	121	238	1,248	-
Amortization of intangibles	117	123	2	7
Other noninterest expense	3,253	3,019	1,070	1,618

Income (loss) before income taxes	840	582	756	(957)
Income tax expense (benefit) (4)	484	186	(357)	(1,724)

Net income	$356	$396	$1,113	$767

Period-end total assets	$259,734	$233,792	$242,316	$141,536

(1)	There were no material intersegment revenues.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	Current period is presented in accordance with new consolidation guidance. Prior period Global Card Services results are presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)
Current period provision for credit losses is presented in accordance with new consolidation guidance. Prior period provision for credit losses in Global Card Services is presented on a managed basis with the securitization offset in All Other.

Business Segments
Six Months Ended June 30
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Net interest income (4)	$27,267	$24,761	$4,261	$3,598	$9,257	$10,174
Noninterest income	34,473	44,405	2,976	3,251	4,407	4,535

Total revenue, net of interest expense	61,740	69,166	7,237	6,849	13,664	14,709

Provision for credit losses (5)	17,910	26,755	98	175	7,330	15,876
Amortization of intangibles	885	1,036	99	122	407	450
Other noninterest expense	34,143	32,986	4,895	4,773	3,149	3,532

Income (loss) before income taxes	8,802	8,389	2,145	1,779	2,778	(5,149)
Income tax expense (benefit) (4)	2,497	918	792	631	1,025	(1,806)

Net income (loss)	$6,305	$7,471	$1,353	$1,148	$1,753	$(3,343)

Period-end total assets	$2,363,878	$2,254,394	$436,935	$445,936	$183,334	$227,905

	Home Loans		Global Commercial		Global Banking
	& Insurance		Banking (2)		& Markets
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Net interest income (4)	$2,213	$2,391	$4,331	$3,960	$4,122	$5,148
Noninterest income	4,206	7,308	1,477	1,592	11,634	14,203

Total revenue, net of interest expense	6,419	9,699	5,808	5,552	15,756	19,351

Provision for credit losses (5)	5,990	6,098	1,549	3,868	114	913
Amortization of intangibles	25	38	37	45	73	119
Other noninterest expense	6,121	5,453	1,839	1,899	9,087	8,494

Income (loss) before income taxes	(5,717)	(1,890)	2,383	(260)	6,482	9,825
Income tax expense (benefit) (4)	(2,111)	(669)	880	(160)	2,337	3,405

Net income (loss)	$(3,606)	$(1,221)	$1,503	$(100)	$4,145	$6,420

Period-end total assets	$225,492	$234,277	$303,848	$275,213	$712,219	$695,735

	Global Wealth &
	Investment Management (2)		All Other (2, 3)
(Dollars in millions)	2010	2009	2010	2009

Net interest income (4)	$2,776	$2,942	$307	$(3,452)
Noninterest income	5,724	5,182	4,049	8,334

Total revenue, net of interest expense	8,500	8,124	4,356	4,882

Provision for credit losses (5)	363	492	2,466	(667)
Amortization of intangibles	233	247	11	15
Other noninterest expense	6,328	6,009	2,724	2,826

Income (loss) before income taxes	1,576	1,376	(845)	2,708
Income tax expense (benefit) (4)	759	486	(1,185)	(969)

Net income	$817	$890	$340	$3,677

Period-end total assets	$259,734	$233,792	$242,316	$141,536

(1)	There were no material intersegment revenues.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)	Current period is presented in accordance with new consolidation guidance. Prior period Global Card Services results are presented on a managed basis with a corresponding offset recorded in All Other.

(4)	FTE basis

(5)
Current period provision for credit losses is presented in accordance with new consolidation guidance. Prior period provision for credit losses in Global Card Services is presented on a managed basis with the securitization offset in All Other.

     The table below reconciles Global Card Services and All Other for the three and six months ended June 30, 2009 to a held basis by reclassifying net interest income, all other income and realized credit losses associated with the securitized loans to card income.

Global Card Services – Reconciliation
	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Managed	Securitization	Held	Managed	Securitization	Held
(Dollars in millions)	Basis (1)	Impact (2)	Basis	Basis (1)	Impact (2)	Basis

Net interest income (3)	$4,976	$(2,358)	$2,618	$10,174	$(4,749)	$5,425
Noninterest income:
Card income	2,163	(592)	1,571	4,277	(348)	3,929
All other income	123	(33)	90	258	(67)	191

Total noninterest income	2,286	(625)	1,661	4,535	(415)	4,120

Total revenue, net of interest expense	7,262	(2,983)	4,279	14,709	(5,164)	9,545

Provision for credit losses	7,655	(2,983)	4,672	15,876	(5,164)	10,712
Noninterest expense	1,936	-	1,936	3,982	-	3,982

Loss before income taxes	(2,329)	-	(2,329)	(5,149)	-	(5,149)
Income tax benefit (3)	(743)	-	(743)	(1,806)	-	(1,806)

Net loss	$(1,586)	$-	$(1,586)	$(3,343)	$-	$(3,343)

All Other – Reconciliation
	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Reported	Securitization	As	Reported	Securitization	As
(Dollars in millions)	Basis (1)	Offset (2)	Adjusted	Basis (1)	Offset (2)	Adjusted

Net interest income (3)	$(1,595)	$2,358	$763	$(3,452)	$4,749	$1,297
Noninterest income:
Card income (loss)	(278)	592	314	256	348	604
Equity investment income	5,979	-	5,979	7,302	-	7,302
Gains on sales of debt securities	672	-	672	2,143	-	2,143
All other loss	(4,110)	33	(4,077)	(1,367)	67	(1,300)

Total noninterest income	2,263	625	2,888	8,334	415	8,749

Total revenue, net of interest expense	668	2,983	3,651	4,882	5,164	10,046

Provision for credit losses	-	2,983	2,983	(667)	5,164	4,497
Merger and restructuring charges	829	-	829	1,594	-	1,594
All other noninterest expense	796	-	796	1,247	-	1,247

Income (loss) before income taxes	(957)	-	(957)	2,708	-	2,708
Income tax benefit (3)	(1,724)	-	(1,724)	(969)	-	(969)

Net income	$767	$-	$767	$3,677	$-	$3,677

(1)	Provision for credit losses in Global Card Services is presented on a managed basis with the securitization offset in All Other.

(2)	The securitization impact/offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Segments’ total revenue, net of interest expense (1)	$26,374	$32,418	$57,384	$64,284
Adjustments:
ALM activities	976	(3,134)	1,726	1,252
Equity investment income	2,114	5,979	2,481	7,302
Liquidating businesses	445	533	1,053	1,042
FTE basis adjustment	(297)	(312)	(618)	(634)
Managed securitization impact to total revenue, net of interest expense	n/a	(2,983)	n/a	(5,164)
Other	(459)	273	(904)	450

Consolidated revenue, net of interest expense	$29,153	$32,774	$61,122	$68,532

Segments’ net income	$2,010	$2,457	$5,965	$3,794
Adjustments, net of taxes:
ALM activities	(450)	(4,050)	(949)	(2,391)
Equity investment income	1,332	3,767	1,563	4,600
Liquidating businesses	100	103	274	208
Merger and restructuring charges	(320)	(523)	(648)	(1,004)
Other	451	1,470	100	2,264

Consolidated net income	$3,123	$3,224	$6,305	$7,471

(1)	FTE basis

n/a = not applicable

	June 30
(Dollars in millions)	2010	2009

Segments’ total assets	$2,121,562	$2,112,858
Adjustments:
ALM activities, including securities portfolio	582,101	538,442
Equity investments	25,372	30,440
Liquidating businesses	33,026	33,970
Elimination of segment excess asset allocations to match liabilities	(599,906)	(522,623)
Elimination of managed securitized loans (1)	n/a	(100,438)
Other	201,723	161,745

Consolidated total assets	$2,363,878	$2,254,394

(1)	Represents Global Card Services securitized loans. Current period is presented in accordance with new consolidation guidance. Prior period is presented on a managed basis.

n/a = not applicable

Throughout the MD&A, we use certain acronyms and
abbreviations which are defined in the Glossary beginning on page 197.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report on Form 10-Q and the documents into which it may be incorporated by reference may contain, and from time to time our management may make, certain statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, including future asset management and brokerage fees; sales and trading revenues; representations and warranties expenses; income tax charge resulting from a reduction in the U.K. corporate income tax rate; net interest income; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; consumer and commercial service charges, including the impact of changes in the Corporation’s overdraft policy as well as the Electronic Fund Transfer Act; liquidity and regulatory capital levels, and capital levels in conformity with accounting principles generally accepted in the United States of America (GAAP); the impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act); the revenue impact and goodwill impairment resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act); mortgage production levels; mortgage modifications; loss rates on the Countrywide purchased credit-impaired loan portfolio; the effect of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements; and other matters relating to the Corporation and the securities that we may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.
     You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, under Item 1A. “Risk Factors” of the Corporation’s 2009 Annual Report on Form 10-K, and in any of the Corporation’s other subsequent Securities and Exchange Commission (SEC) filings: negative economic conditions that adversely affect the general economy, housing prices, job market, consumer confidence and spending habits which may affect, among other things, the credit quality of our loan portfolios (the degree of the impact of which is dependent upon the duration and severity of these conditions); the Corporation’s modification policies and related results; the level and volatility of the capital markets, interest rates, currency values and other market indices which may affect, among other things, our liquidity and the value of our assets and liabilities and, in turn, our trading and investment portfolios; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; the Corporation’s credit ratings and the credit ratings of our securitizations which are important to the Corporation’s liquidity, borrowing costs and trading revenues; estimates of fair value of certain of the Corporation’s assets and liabilities which could change in value significantly from period to period; legislative and regulatory actions in the United States (including the Financial Reform Act, including the resulting impairment of goodwill, the Electronic Fund Transfer Act, the CARD Act and related regulations and interpretations) and internationally which may increase the Corporation’s costs and adversely affect the Corporation’s businesses and economic conditions as a whole; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments; various monetary and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations (including new consolidation guidance), applicable guidance regarding goodwill accounting and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the Corporation’s ability to attract new employees and retain and motivate existing employees; mergers and acquisitions and their integration into the Corporation, including our ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of the Merrill Lynch acquisition; the Corporation’s reputation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.
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

Executive Summary
Business Overview
     Bank of America Corporation (collectively with its subsidiaries, the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in the Bank of America Corporate Center in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the United States and in certain international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2010, we realigned the Global Corporate and Investment Banking portion of the former Global Banking business segment with the former Global Markets business segment to form GBAM and to reflect Global Commercial Banking as a standalone segment. At June 30, 2010, the Corporation had $2.4 trillion in assets and approximately 283,000 full-time equivalent employees. On January 1, 2009, we acquired Merrill Lynch & Co., Inc. (Merrill Lynch) and, as a result, we have one of the largest wealth management businesses in the world with over 16,500 financial and wealth advisors, an additional 3,000 client-facing professionals and more than $1.9 trillion in net client assets. Additionally, we are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
     As of June 30, 2010, we operate in all 50 states, the District of Columbia and more than 40 foreign countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve approximately 57 million consumer and small business relationships with approximately 5,900 banking centers, more than 18,000 ATMs, nationwide call centers, and leading online and mobile banking platforms. We have banking centers in 12 of the 15 fastest growing states and have leadership positions in eight of those states. We offer industry-leading support to approximately four million small business owners.

     The following table provides selected consolidated financial data for the three and six months ended June 30, 2010 and 2009.

Table 1
Selected Financial Data
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2010	2009	2010	2009

Income statement
Revenue, net of interest expense (FTE basis) (1)	$29,450	$33,086	$61,740	$69,166
Net income	3,123	3,224	6,305	7,471
Diluted earnings per common share	$0.27	$0.33	$0.55	$0.75
Average diluted common shares issued and outstanding (in millions)	10,030	7,270	10,021	6,837
Dividends paid per common share	$0.01	$0.01	$0.02	$0.02

Performance ratios
Return on average assets	0.50%	0.53%	0.51%	0.61%
Return on average tangible shareholders’ equity (1)	8.98	8.86	9.26	10.59
Efficiency ratio (FTE basis) (1)	58.58	51.44	56.73	49.19

Asset quality
Allowance for loan and lease losses			$45,255	$33,785
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (2)			4.75%	3.61%
Nonperforming loans, leases and foreclosed properties (2)			$35,701	$30,982
Net charge-offs	$9,557	$8,701	20,354	15,643
Annualized net charge-offs as a percentage of average loans and leases outstanding (2, 3)	3.98%	3.64%	4.21%	3.24%

	June 30	December 31
	2010	2009
Balance sheet
Total loans and leases	$956,177	$900,128
Total assets	2,363,878	2,223,299
Total deposits	974,467	991,611
Total common shareholders’ equity	215,181	194,236
Total shareholders’ equity	233,174	231,444

Capital ratios
Tier 1 common equity	8.01%	7.81%
Tier 1 capital	10.67	10.40
Total capital	14.77	14.66
Tier 1 leverage	6.69	6.91

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity (ROTE) and the efficiency ratio are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data beginning on page 105.

(2)	Balances and ratios do not include loans accounted for under the fair value option.

(3)
Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans were 4.12 percent and 4.36 percent for the three and six months ended June 30, 2010 compared to 3.81 percent and 3.39 percent for the same periods in 2009.

Economic Environment
     During the second quarter of 2010, the U.S. economy continued its slow recovery with modest increases in consumer spending and real Gross Domestic Product. Employment rose modestly, and the unemployment rate receded from its peak but remained elevated. Consumer spending on retail sales, motor vehicles and services rose at a healthy pace early in the quarter, but momentum dissipated toward the end of the quarter. Industrial production rose as businesses recover from the prolonged and dramatic inventory liquidation. Also, business investment on equipment and spending rose sharply. In this improving economic environment most of our loan portfolios, from a credit quality perspective, have either stabilized or improved. Despite these encouraging signs of improvement, the levels of spending and production remain below their expansion peaks, and the national and global economic environment remains challenging. Most prominently, unemployment and underemployment levels are elevated and household debt levels are high, businesses remain reticent to hire and the real estate markets remain stressed. Losses and criticized loan levels have improved, but remain elevated, and our nonperforming loans remain elevated but are stabilizing. In addition, in response to the economic challenges, both consumer and commercial customers continue to reduce debt resulting in a reduction in our loan levels which has negatively impacted net interest income. The impact of continued de-leveraging, as well as charge-offs, will negatively impact our ability to grow loan balances.
     Looking forward, the banking environment and many of the markets in which we conduct business will be influenced by the uneven and fragile global economic recovery, the potential for financial turmoil and recent financial reforms including the Financial Reform Act. The European Union financial crisis may spread or worsen and adversely affect global and U.S. capital markets and undermine the confidence of U.S. consumers and businesses. In this uneasy environment, imposition of new U.S. and global financial regulations, especially significantly higher capital and liquidity standards and additional fees, will directly affect the banking industry, and may have adverse effects on the pace of economic recovery.
Regulatory Overview
     Refer to Item 1A. Risk Factors and Item 1A. Risk Factors of the Corporation’s 2009 Annual Report on Form 10-K for additional information on recent or proposed legislative and regulatory initiatives as well as other risks the Corporation is exposed to, including among others enhanced regulatory scrutiny or potential legal liability as a result of the recent financial crisis.
     On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act provides for sweeping financial regulatory reform and will alter the way in which the Corporation conducts certain businesses, restrict its ability to compete, increase costs and reduce revenues.
     The Financial Reform Act mandates that the Federal Reserve Board (Federal Reserve) limit debit card interchange fees. Provisions in the legislation also ban banking organizations from engaging in proprietary trading and restrict their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions. The Financial Reform Act increases regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and will require clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants. The Financial Reform Act changes the assessment base used in calculating Federal Deposit Insurance Corporation (FDIC) deposit insurance fees from assessable deposits to total assets less tangible capital; provides for resolution authority to establish a process to unwind large systemically important financial companies; establishes a consumer financial protection bureau; includes new minimum leverage and risk-based capital requirements for large financial institutions; and proposes disqualification of trust preferred securities and other hybrid capital securities from Tier 1 capital. Many of these provisions will be phased-in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.
     The Financial Reform Act may have a significant and negative impact on the Corporation’s earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions, as well as reduce available capital and have a material adverse impact on certain assets and liabilities held by the Corporation. The final rules adopted and ultimate impact on the Corporation’s businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any actions by the Corporation to mitigate the negative earnings impact of the provisions. Two of the major credit ratings agencies have indicated that enactment of the Financial Reform Act, including regulators’ interpretation or rulemaking thereunder, may at some point result in a downgrade to the Corporation’s credit ratings. One of these ratings agencies placed the Corporation’s and certain other banks’ credit ratings on negative outlook based on an earlier version of financial reform legislation, and the other ratings agency placed the Corporation’s and other banks’ credit ratings on negative outlook shortly after the Financial Reform Act was signed into law. It remains unclear what other actions the ratings agencies may take as a result of enactment of the Financial Reform Act. However, in the event of certain credit ratings downgrades, the

Corporation’s access to credit markets, liquidity and its related funding costs would be materially adversely affected. For additional information about the Corporation’s credit ratings, see Liquidity Risk and Capital Management on page 139.
     The limits to be placed on debit interchange fees will significantly reduce the Corporation’s debit card interchange revenues. Interchange fees, or “swipe” fees, are charges that merchants pay to the Corporation and other credit card companies and card-issuing banks for processing electronic payment transactions. The legislation, which provides the Federal Reserve with authority over interchange fees received or charged by a card issuer, requires that fees must be “reasonable and proportional” to the costs of processing such transactions. The Federal Reserve has nine months to provide clarification on the rules, which are to become effective one year from the passage of the Financial Reform Act. In issuing regulations, the Federal Reserve must consider the functional similarity between debit card transactions and traditional checking transactions and the incremental costs incurred by a card issuer in processing a particular debit card transaction. In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.
     As previously announced by the Corporation on July 16, 2010, we currently estimate that 2010 debit card revenue for Global Card Services will be approximately $2.9 billion. Subject to final rulemaking over the next year, the Corporation’s annualized revenue loss, before any mitigation, could be as much as $1.8 billion to $2.3 billion beginning in the third quarter of 2011. Our consumer and small business card products, including the debit card business, are part of an integrated platform within the Global Card Services business segment. We currently estimate that the revenue loss due to the Financial Reform Act and its related rules will materially reduce the carrying value of the $22.3 billion of goodwill applicable to Global Card Services. Based on the Corporation’s current estimates of the revenue impact to this business segment, the Corporation expects to record a non-tax deductible goodwill impairment charge for Global Card Services in the three months ended September 30, 2010 that is estimated to be in the range of $7 billion to $10 billion. This estimate does not include potential mitigation actions to recapture lost revenue. A number of these actions may not reduce the goodwill impairment because they will generate revenue for business segments other than Global Card Services (e.g., Deposits) or because the actions may be identified and implemented after the impairment charge has been recorded. The impairment charge, which is a non-cash item, will have no impact on the Corporation’s reported Tier 1 and tangible equity ratios. For more information on goodwill, refer to Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements and Complex Accounting Estimates on page 192.
     On July 27, 2010, the U.K. government enacted a law change reducing the corporate income tax rate by one percent effective for the 2011 U.K. tax financial year beginning on April 1, 2011. Such reduction favorably affects income tax expense on future U.K. earnings, but it also requires the Corporation to revalue its U.K. net deferred tax assets using the lower tax rate. During the third quarter the Corporation will record a charge to income tax expense of nearly $400 million for this revaluation. If future rate reductions were to be enacted as suggested in U.K. Treasury announcements, a similar charge to income tax expense for each one percent reduction in the rate would result in each period of enactment.
     On April 8, 2010, the U.K. enacted into law a one-time employer payroll tax of 50 percent on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The impact of this tax on our payroll tax expense for the three months ended June 30, 2010 was $425 million and is reflected in personnel expense.
     On December 17, 2009, the Basel Committee on Banking Supervision released consultative documents on both capital and liquidity. For more information, see Basel Regulatory Capital Requirements on page 145.
     On November 12, 2009, the Federal Reserve issued amendments to Regulation E which implements the Electronic Fund Transfer Act. The rules became effective on July 1, 2010 for new customers and will be effective for existing customers in mid-August. These amendments limit the way we and other banks charge an overdraft fee for non-recurring debit card transactions that overdraw a consumer’s account unless the consumer affirmatively consents to the bank’s payment of overdrafts for those transactions. We have announced plans to not offer customers the opportunity to opt-in to overdraft services related to non-recurring debit card transactions. However, customers will be able to opt-in on a withdrawal-by-withdrawal basis to access cash through the Bank of America ATM network where the bank is able to alert customers that the transaction may overdraw their account and result in a fee if they choose to proceed. The 2010 earnings impact related to overdraft policy changes and Regulation E, which goes into effect in the third quarter of 2010, is expected to be approximately $1 billion after-tax.
     On May 22, 2009, the CARD Act was signed into law. The majority of the CARD Act provisions became effective in February 2010. The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures. The provisions of the CARD Act negatively impacted net interest income and card income during the six months ended June 30, 2010 and are expected to negatively impact future net interest income due to the restrictions on our ability to reprice credit cards based on risk, and card income due to restrictions imposed on certain fees. The 2010 full-year decrease in revenue related to the CARD Act, net of mitigation efforts, is expected to be approximately $1 billion after-tax.
     For additional information on current legislative and regulatory initiatives, see Regulatory Initiatives on page 137.
Recent Events
     As previously disclosed, in connection with the approval we received to repurchase the TARP preferred stock on December 9, 2009, the Corporation agreed to increase equity by $3.0 billion through net asset sales to be approved by the Federal Reserve and contracted for by June 30, 2010. The Federal Reserve has waived the June 30, 2010 requirement, and the Corporation now has until December 31, 2010 to generate the requisite additional capital. As discussed below, the Corporation has been active in selling assets generating $10 billion in gross proceeds and approximately $1.9 billion in after-tax GAAP accounting gains toward the $3.0 billion target. To the extent the asset sales are not completed by December 31, 2010, the Corporation must raise a commensurate amount of common equity.
     During the three months ended June 30, 2010, the Corporation sold or agreed to sell a number of non-core assets as part of a strategy to focus on its core businesses and strengthen capital ratios. The transactions included the sale of our investment in Itaú Unibanco Holding S.A. (Itaú Unibanco) generating a $1.2 billion pre-tax gain, sale of our equity holdings in MasterCard resulting in a pre-tax gain of $440 million, and an agreement to sell our entire stake in Grupo Financiero Santander, S.A.B. de C.V. (Santander) on which we recorded an impairment write-down of $428 million. We also completed the sale of Columbia Management’s long-term asset management business (Columbia) generating a $60 million pre-tax gain and a reduction in goodwill and intangibles of approximately $800 million. In addition, we entered into agreements to sell $2.9 billion of our exposure in certain private equity funds, including $1.5 billion of funded exposure and $1.4 billion of unfunded exposure, resulting in a pre-tax loss of $163 million. For more information on these transactions, refer to Note 5 – Securities to the Consolidated Financial Statements. In July 2010, we announced our intention to sell Balboa Insurance Group (Balboa), a wholly-owned subsidiary that provides primarily lender-placed insurance to financial institutions and their customers, as well as homeowners, renters and life insurance to consumers.
Recent Accounting Developments
     In March 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting. This new accounting guidance was effective on July 1, 2010. Upon adoption, companies may elect the fair value option for any beneficial interests, including those that would otherwise require bifurcation under the new guidance. In connection with the adoption on July 1, 2010, the Corporation elected the fair value option for $629 million of debt securities, principally collateralized debt obligations (CDOs), that otherwise may be subject to bifurcation under the new guidance. Accordingly, the Corporation recorded a $232 million charge to retained earnings on July 1, 2010 to reflect the after-tax cumulative effect of the change. The adoption of this new accounting guidance is not material to the Corporation’s financial position or results of operations.
     In July 2010, the FASB issued new accounting guidance that requires additional disclosures about a company’s allowance for credit losses and the credit quality of the loan portfolio. The additional disclosures include a rollforward of the allowance for credit loss on a disaggregated basis and more information, by type of receivable, on credit quality indicators including aging and troubled debt restructurings as well as significant purchases and sales. These new disclosures are effective for the 2010 annual report. This new accounting guidance does not change the accounting model, and accordingly, will have no impact on the Corporation’s consolidated results of operations or financial position.
     On January 1, 2010, the Corporation adopted new FASB accounting guidance on transfers of financial assets and consolidation of variable interest entities (VIEs). This new accounting guidance revises sale accounting criteria for transfers of financial assets, including elimination of the concept of and accounting for qualifying special purpose entities (QSPEs), and significantly changes the criteria for consolidation of a VIE. As described more fully in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements, the Corporation routinely transfers mortgage loans, credit card receivables and other financial instruments to special purpose entities (SPEs) that, prior to January 1, 2010, met the definition of a QSPE, which was not previously subject to consolidation by the transferor. Among other things, the new consolidation guidance eliminated the concept of a QSPE and as a result, former QSPEs are now subject to the consolidation guidance for VIEs. For more information on the new consolidation guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Performance Overview
     Net income was $3.1 billion and $6.3 billion for the three and six months ended June 30, 2010, compared to $3.2 billion and $7.5 billion for the same periods in 2009. After preferred stock dividends and accretion, net income applicable to common shareholders was $2.8 billion, or $0.27 per diluted common share, and $5.6 billion, or $0.55 per diluted common share, for the three and six months ended June 30, 2010 compared to $2.4 billion, or $0.33 per diluted common share, and $5.2 billion, or $0.75 per diluted common share, for the same periods in 2009. Revenue, net of interest expense on a FTE basis declined $3.6 billion to $29.5 billion and $7.4 billion to $61.7 billion for the three and six months ended June 30, 2010 representing an 11 percent decrease from the same periods in 2009.
     Net interest income on a FTE basis increased $1.3 billion to $13.2 billion and $2.5 billion to $27.3 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increases were driven by the impact of adoption of the new consolidation guidance and improved deposit pricing, partially offset by lower commercial and consumer loan levels and lower rates on the core assets and trading book. Net interest yield on a FTE basis increased 13 basis points (bps) to 2.77 percent and 18 bps to 2.85 percent for the three and six months ended June 30, 2010 compared to the same periods in 2009, due to the factors stated above.
     Noninterest income decreased $4.9 billion to $16.3 billion and $9.9 billion to $34.5 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. Lower equity investment income, mortgage banking income and trading account profits drove the decline in the three months ended June 30, 2010 compared to the same period in the prior year. Equity investment income for the three months ended June 30, 2010 included the sale of our investment in Itaú Unibanco, the China Construction Bank (CCB) dividend and the gain on the sale of our MasterCard equity holdings; however, these items were more than offset by the prior year’s gain related to the sale of portions of our investment in CCB. Other income included a gain during the three months ended June 30, 2010 related to credit valuation adjustments primarily associated with the Merrill Lynch structured notes, compared to a loss on these structured notes in the prior year and the absence of the prior year’s gain related to the contribution of our merchant processing business to a joint venture. Noninterest income for the six months ended June 30, 2010, declined due to those items mentioned above as well as lower gains on sales of debt securities and lower card income.
     The provision for credit losses decreased $5.3 billion to $8.1 billion and $8.8 billion to $17.9 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. The provision for credit losses was $1.5 billion and $2.4 billion lower than net charge-offs for the three and six months ended June 30, 2010, resulting in a reduction in the allowance for loan and lease losses. The reserve reductions were primarily due to improved delinquencies and collections, lower bankruptcies in domestic credit card and consumer lending businesses and improved credit profiles in the commercial portfolios. These were partially offset by reserve additions in the consumer real estate portfolios amid continued stress in the housing market, which included reserve additions for purchased credit-impaired consumer portfolios obtained through acquisitions.
     Noninterest expense increased $233 million to $17.3 billion and $1.0 billion to $35.0 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increases were driven by higher personnel costs due in part to the U.K. payroll tax on certain year-end incentive payments and higher professional fees in the three months ended June 30, 2010, and the expense associated with retirement eligible stock grants and higher litigation costs recorded in the first quarter of 2010. These increases were partially offset by declines in pre-tax merger and restructuring charges compared to the prior year.

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

Table 2
Business Segment Results
	Three Months Ended June 30				Six Months Ended June 30
	Total Revenue (1)		Net Income (Loss)		Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Deposits	$3,604	$3,477	$665	$534	$7,237	$6,849	$1,353	$1,148
Global Card Services (2)	6,861	7,262	806	(1,586)	13,664	14,709	1,753	(3,343)
Home Loans & Insurance	2,795	4,463	(1,534)	(726)	6,419	9,699	(3,606)	(1,221)
Global Commercial Banking	2,778	2,843	790	(64)	5,808	5,552	1,503	(100)
Global Banking & Markets	6,005	10,411	927	3,903	15,756	19,351	4,145	6,420
Global Wealth & Investment Management	4,331	3,962	356	396	8,500	8,124	817	890
All Other (2)	3,076	668	1,113	767	4,356	4,882	340	3,677

Total FTE basis	29,450	33,086	3,123	3,224	61,740	69,166	6,305	7,471
FTE adjustment	(297)	(312)	-	-	(618)	(634)	-	-

Total Consolidated	$29,153	$32,774	$3,123	$3,224	$61,122	$68,532	$6,305	$7,471

(1)
Total revenue is net of interest expense and is on a FTE basis which is a non-GAAP measure. For more information on this measure and a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 105.

(2)
For the three and six months ended June 30, 2009, Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other. For the three and six months ended June 30, 2010, Global Card Services and All Other are presented in accordance with new consolidation guidance. Accordingly, current period Global Card Services results are comparable to prior period results that are presented on a managed basis. For more information on the new consolidation guidance, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. For more information on the reconciliation of Global Card Services and All Other, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

     Deposits net income rose from the prior year due to increases in revenue and lower noninterest expense. Revenue increased due to disciplined pricing, a customer shift to more liquid products and a higher residual net interest income allocation related to asset and liability management (ALM) activities. This was partially offset by lower service charges driven by overdraft policy changes implemented in 2009. Noninterest expense decreased, reflecting the absence of the special FDIC assessment recorded in the prior year, partially offset by higher distribution costs as a higher proportion of banking center sales and service efforts were aligned to Deposits.
     Global Card Services net income increased from the prior year due to declining credit costs reflecting continued improvement in the U.S. economy. Revenue decreased from the prior year, driven by lower average loans and reduced interest and fee income primarily resulting from the implementation of the CARD Act, partially offset by the gain on the sale of our MasterCard equity holdings. Provision for credit losses decreased from the prior year as lower delinquencies, decreasing bankruptcies, and lower expected losses from the improving economic outlook drove lower charge-offs and reserve reductions during the quarter. Noninterest expense declined due to a decrease in distribution costs as a higher proportion of banking center sales and service efforts were aligned to Deposits from Global Card Services.
     Home Loans & Insurance net loss widened compared to the prior year as revenue decreased as a result of lower mortgage banking income. The decline in mortgage banking income was driven by higher representations and warranties expense combined with lower production volume and margins resulting from a decrease in refinance activity. Also contributing to the decline was less favorable mortgage servicing rights (MSRs) results, net of hedges, partially offset by increased servicing fees. The provision for credit losses decreased due to lower reserve additions driven by improving portfolio trends. Noninterest expense declined as lower insurance loss provision was offset by increased costs related to default management staff and loss mitigation efforts.
     In addition to the drivers discussed above, during the six months ended June 30, 2010, Home Loan & Insurance results, compared to the same period in 2009, were also impacted by increased litigation related costs.
     Global Commercial Banking net income increased compared to the prior year due to lower credit costs. Net interest income benefited from improved loan spreads partially offset by loan balance declines. Strong deposit growth also contributed to revenue, as clients remained very liquid. Revenue was negatively impacted by increased costs related to an agreement to purchase certain loans, partially offset by a higher residual net interest income allocation related to ALM activities. The provision for credit losses decreased driven by reserve reductions and lower net charge-offs in the commercial domestic and retail dealer-related portfolios.
     GBAM net income decreased compared to the prior year due to widespread market deterioration in the sales and trading businesses and due to the absence of the prior year gain on the contribution of our merchant processing business to a joint venture. Revenue was negatively impacted by a significant reduction in investor transactional flow caused by the uncertainty stemming from sovereign debt fears and impending regulatory changes. Noninterest expense increased driven by the U.K. payroll tax on certain incentive compensation and higher recognized incentive compensation expense due to the deferral of long-term compensation in the prior year. Provision for credit losses declined primarily driven by reserve reductions and lower charge-offs in the commercial domestic portfolio.
     GWIM net income declined from the prior year driven by the after-tax loss on the sale of the former Columbia long-term asset management business, partially offset by higher investment and brokerage activity and lower credit costs. Revenue increased compared to the prior year driven by higher investment and brokerage income, higher net interest income and the pre-tax gain on sale of the Columbia long-term asset management business. The provision for credit losses decreased compared to the prior year due to improvement in the consumer real estate and commercial lending portfolios.
     All Other reported an increase in net income for the three months ended June 30, 2010 compared to the same period in the prior year due to higher revenue, partially offset by increases in provision for credit losses and noninterest expense. Revenue increased driven by the sale of shares of Itaú Unibanco and gains related to credit valuation adjustments on Merrill Lynch structured notes. Provision for credit losses was driven by the impact of new consolidation guidance partially offset by lower reserve additions related to the residential mortgage and the discontinued real estate purchased credit-impaired loan portfolios. Results were also impacted by lower gains on sales of debt securities as a result of net losses on sales of certain non-agency residential mortgage-backed securities (RMBS). Noninterest expense increased due to higher personnel, general operating and other expenses.
Financial Highlights
Net Interest Income
     Net interest income on a FTE basis increased $1.3 billion to $13.2 billion and $2.5 billion to $27.3 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increase was due to the impact of adoption of new consolidation guidance which contributed approximately $2.7 billion and $5.5 billion to the three and six months ended June 30, 2010 and due to deposit pricing. The increase was partially offset by lower commercial and consumer loan levels and lower rates on the core assets and trading book. The net interest yield on a FTE basis increased 13 bps to 2.77 percent and 18 bps to 2.85 percent for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to the factors stated above.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Card income	$2,023	$2,149	$3,999	$5,014
Service charges	2,576	2,729	5,142	5,262
Investment and brokerage services	2,994	2,994	6,019	5,957
Investment banking income	1,319	1,646	2,559	2,701
Equity investment income	2,766	5,943	3,391	7,145
Trading account profits	1,227	2,164	6,463	7,365
Mortgage banking income	898	2,527	2,398	5,841
Insurance income	678	662	1,393	1,350
Gains on sales of debt securities	37	632	771	2,130
Other income	1,861	724	3,065	3,037
Net impairment losses recognized in earnings on available-for-sale debt securities	(126)	(1,026)	(727)	(1,397)

Total noninterest income	$16,253	$21,144	$34,473	$44,405

     Noninterest income decreased $4.9 billion to $16.3 billion and $9.9 billion to $34.5 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. The following items highlight the significant changes.
•
Card income decreased $126 million and $1.0 billion due primarily to lower fee income from the implementation of the CARD Act, lower balance transfer fees and the absence of certain fee income due to the contribution of our merchant processing business to a joint venture in the prior year. The decline in fees was partially offset by the impact of adoption of new consolidation guidance and an increase in interchange income resulting from higher retail volume.

•
Investment banking income decreased $327 million for the three months ended June 30, 2010 due to lower equity and debt issuance fees and $142 million for the six months ended June 30, 2010 due to lower advisory fees.

•
Equity investment income decreased $3.2 billion and $3.8 billion for the three and six months ended June 30, 2010. During the three months ended June 30, 2010, the benefits of the $1.2 billion pre-tax gain on the sale of our investment in Itaú Unibanco, $814 million in Global Principal Investments revenue, primarily driven by valuation adjustments, a $535 million CCB dividend and the $440 million pre-tax gain on the sale of our MasterCard equity holdings were more than offset by the impairment of $428 million recorded as a result of our agreement to sell our investment in Santander and the absence of the $5.3 billion pre-tax gain related to the sale of CCB shares recorded during the same period in the prior year. The six months ended June 30, 2010 included a $331 million loss from the sale of our discretionary equity securities portfolio in the first quarter of 2010. The first quarter of 2009 included a $1.9 billion pre-tax gain related to the sale of CCB shares.

•
Trading account profits decreased $937 million and $902 million for the three and six months ended June 30, 2010 due to general market deterioration resulting from concerns around the global economy. In addition, results were driven by a lack of liquidity as sovereign debt fears and regulatory uncertainty fueled investor concerns. These were partially offset by reduced write-downs on legacy assets. Also, we recorded credit valuation adjustments on derivative liabilities of $206 million and $368 million for the three and six months ended June 30, 2010 compared to $(1.6) billion and $85 million for the same periods in the prior year.

•
Mortgage banking income decreased $1.6 billion and $3.4 billion for the three and six months ended June 30, 2010 due to decreases in production income of $1.5 billion and $2.4 billion. In addition, servicing income decreased $135 million and $1.0 billion. In both periods, the decrease in production income was driven by an increase in representations and warranties expense and lower volume and margins. The decline in servicing income for the six months ended June 30, 2010 compared to the same period in the prior year was also due to less favorable MSR results, net of hedges.

•
Gains on sales of debt securities decreased $595 million and $1.4 billion for the three and six months ended June 30, 2010 driven by lower net gains on sales of debt securities as a result of net losses on sales of certain non-agency RMBS. These losses were offset by gains on sales of agency mortgage-backed securities (MBS), agency CMOs and commercial mortgage-backed securities (CMBS). In addition, the six months ended June 30, 2010 were impacted by lower sales of agency MBS compared to the same period in the prior year.

•
Other income increased by $1.1 billion and $28 million for the three and six months ended June 30, 2010 due to increased credit valuation adjustments recorded on Merrill Lynch structured notes and reduced write-downs on legacy assets compared to the same periods in the prior year. These items were partially offset by the absence of the prior year’s gain recorded on the contribution of our merchant processing business to a joint venture.

•
Net impairment losses recognized in earnings on available-for-sale (AFS) debt securities decreased $900 million and $670 million for the three and six months ended June 30, 2010 as a result of lower impairment write-downs on non-agency RMBS and CDOs.

Provision for Credit Losses
     The provision for credit losses decreased $5.3 billion to $8.1 billion and $8.8 billion to $17.9 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009.
     The consumer portion of the provision for credit losses decreased $3.2 billion to $7.1 billion and $5.5 billion to $15.4 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. The decreases for both the three- and six-month periods were due to reserve reductions in 2010 compared to reserve additions in 2009. The commercial portion of the provision for credit losses including the provision for unfunded lending commitments decreased $2.1 billion to $957 million and $3.3 billion to $2.5 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. In the three-month comparison, the decrease was driven by reserve reductions and lower net charge-offs in the core commercial portfolio driven by improved borrower credit profiles. In the six-month comparison, the decrease was also driven by reserve reductions in the commercial domestic and small business portfolios due to improved borrower credit profiles, combined with smaller reserve increases in the commercial real estate portfolio.
     Net charge-offs totaled $9.6 billion, or 3.98 percent and $20.4 billion, or 4.21 percent of average loans and leases for the three and six months ended June 30, 2010 compared with $8.7 billion, or 3.64 percent and $15.6 billion, or 3.24 percent for the three and six months ended June 30, 2009. The increase in net charge-offs was due to the impact of adoption of new consolidation guidance resulting in consolidating certain securitized loan balances in our consumer credit card and home equity portfolios and losses on modified consumer real estate loans that were written down to the underlying collateral value. For more information on the provision for credit losses, refer to Provision for Credit Losses on page 179.
Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Personnel	$8,789	$7,790	$17,947	$16,558
Occupancy	1,182	1,219	2,354	2,347
Equipment	613	616	1,226	1,238
Marketing	495	499	982	1,020
Professional fees	644	544	1,161	949
Amortization of intangibles	439	516	885	1,036
Data processing	632	621	1,280	1,269
Telecommunications	359	345	689	672
Other general operating	3,592	4,041	7,475	7,339
Merger and restructuring charges	508	829	1,029	1,594

Total noninterest expense	$17,253	$17,020	$35,028	$34,022

     Noninterest expense increased $233 million to $17.3 billion and $1.0 billion to $35.0 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increases were driven by higher personnel costs due in part to the U.K. bonus tax of $425 million recorded in the three months ended June 30, 2010 and an increase in the expense associated with retirement eligible stock grants of $593 million to $758 million recorded in the six months ended June 30, 2010 compared to the same period in the prior year. These increases were partially offset by declines in merger and restructuring charges.
Income Tax Expense
     Income tax expense was $672 million for the three months ended June 30, 2010 compared to a benefit of $845 million for the same period in 2009 resulting in an effective tax rate of 17.7 percent as compared to (35.5) percent in the prior year. Income tax expense was $1.9 billion for the six months ended June 30, 2010, compared to $284 million for the same period in 2009 resulting in an effective tax rate of 23.0 percent as compared to 3.7 percent in the prior year. Income tax expense for the three months ended June 30, 2010 and 2009 included benefits of $250 million and $750 million from partial releases of a valuation allowance provided for acquired capital loss carryforward tax benefits in connection with the acquisition of Merrill Lynch. The effective tax rate increases were driven by permanent tax preferences (e.g., tax-exempt income and tax credits) and a smaller valuation allowance release together offsetting lower percentages of pre-tax income than similar items offset in the comparative 2009 periods.
     Long-standing deferral provisions applicable to active finance income earned by certain foreign subsidiaries expired for taxable years beginning on or after January 1, 2010. The impact of the expiration of these provisions, which is dependent upon the amount, composition and geographic mix of our 2010 earnings, increased tax expense by $100 million during the six months ended June 30, 2010. If these deferral provisions were to be extended retroactive to January 1, 2010, this tax and any additional amounts recorded to date would be reversed.
     On July 27, 2010, the U.K. enacted a law change reducing the corporate income tax rate. For additional information, refer to Regulatory Overview on page 92.

Balance Sheet Analysis

Table 5
Selected Balance Sheet Data
			Average Balance
	June 30	December 31	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$247,667	$189,933	$263,564	$230,955	$264,810	$237,581
Trading account assets	197,376	182,206	213,927	199,820	214,233	218,481
Debt securities	315,200	311,441	314,299	255,159	312,727	270,618
Loans and leases	956,177	900,128	967,054	966,105	979,267	980,035
All other assets (1)	647,458	639,591	730,901	768,278	728,660	762,737

Total assets	$2,363,878	$2,223,299	$2,489,745	$2,420,317	$2,499,697	$2,469,452

Liabilities
Deposits	$974,467	$991,611	$991,615	$974,892	$986,344	$969,516
Federal funds purchased and securities loaned or sold under agreements to repurchase	307,211	255,185	383,558	364,210	399,728	379,694
Trading account liabilities	89,982	65,432	100,021	62,778	95,105	66,111
Commercial paper and other short-term borrowings	73,358	69,524	70,493	139,241	81,313	167,752
Long-term debt	490,084	438,521	497,469	444,131	505,507	445,545
All other liabilities	195,602	171,582	213,128	192,198	200,014	204,979

Total liabilities	2,130,704	1,991,855	2,256,284	2,177,450	2,268,011	2,233,597
Shareholders’ equity	233,174	231,444	233,461	242,867	231,686	235,855

Total liabilities and shareholders’ equity	$2,363,878	$2,223,299	$2,489,745	$2,420,317	$2,499,697	$2,469,452

(1)	All other assets is presented net of allowance for loan and lease losses for the period-end and average balances.
Impact of Adopting New Consolidation Guidance
     On January 1, 2010, the Corporation adopted new consolidation guidance resulting in the consolidation of certain former QSPEs and VIEs that were not recorded on the Corporation’s Consolidated Balance Sheet prior to that date. The adoption of this new consolidation guidance resulted in a net incremental increase in assets of $100.4 billion, including $69.7 billion resulting from consolidation of credit card trusts and $30.7 billion from consolidation of other SPEs including multi-seller conduits, and a net increase of $106.7 billion in total liabilities, including $84.4 billion of long-term debt. These amounts are net of retained interests in securitizations held on the Consolidated Balance Sheet at December 31, 2009 and a $10.8 billion increase in the allowance for loan and lease losses, the majority of which relates to credit card receivables. The Corporation recorded a $6.2 billion charge, net of tax, to retained earnings on January 1, 2010 for the cumulative effect of the adoption of this new consolidation guidance due primarily to the increase in the allowance for loan and lease losses, and a $116 million charge to accumulated other comprehensive income (OCI). The initial recording of these assets, related allowance for loan and lease losses and liabilities on the Corporation’s Consolidated Balance Sheet had no impact at the date of adoption on consolidated results of operations. For additional detail on the impact of adopting this new consolidation guidance, refer to Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Assets
     At June 30, 2010, total assets were $2.4 trillion, an increase of $140.6 billion from December 31, 2009. Changes from year end were attributable to an increase in federal funds sold and securities borrowed or purchased under agreements to resell driven by a favorable rate environment. In addition, changes were driven by the impact of adopting new consolidation guidance which increased loan balances, primarily in the credit card, commercial – domestic and home equity portfolios, partially offset by an increase in the allowance for loan and lease losses. The impact of this new consolidation guidance was offset by lower consumer and commercial loan balances and loans held-for-sale (LHFS). Trading account assets increased as a result of the new consolidation guidance and higher levels of fixed-income securities. In addition, all other assets grew driven by an increase in cash and cash equivalents due to increased liquidity as a result of reduced loan demand.

     Average total assets increased $69.4 billion and $30.2 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increases were due in part to adopting new consolidation guidance. Increases in debt securities were driven by prior year reductions in the ALM portfolio, and increases in federal funds sold, securities borrowed or purchased under agreements to resell, and trading account assets were attributable to activity in GBAM.
Liabilities and Shareholders’ Equity
     Total liabilities increased $138.8 billion to $2.1 trillion at June 30, 2010 compared to December 31, 2009. The increase in total liabilities was attributable to an increase in federal funds purchased and securities loaned or sold under agreements to repurchase due to a favorable rate environment. In addition, liabilities increased due to the impact of adopting new consolidation guidance which increased long-term debt and short-term borrowings. Also, changes in trading account liabilities reflected trading activity in fixed-income securities, including derivative portfolio hedges. All other liabilities increased due to foreign currency exchange rates. These increases were partially offset by decreases in deposits due to lower escrow balances.
     Average total liabilities increased $78.8 billion for the three months ended June 30, 2010 compared to the same period in 2009. The increase was due to adopting new consolidation guidance, which impacted long-term debt, and due to an increase in trading account liabilities and all other liabilities. These increases were partially offset by decreases in short-term borrowings due to the rate environment.
     Average total liabilities increased $34.4 billion for the six months ended June 30, 2010 compared to the same periods in 2009. The increases were driven by the adoption of new consolidation guidance, which impacted long-term debt, and due to an increase in trading account liabilities and federal funds purchased and securities sold under agreements to repurchase partially offset by a decrease in commercial paper and short-term liabilities.
     Shareholders’ equity increased $1.7 billion to $233.2 billion at June 30, 2010 compared to December 31, 2009. The increase was driven by net income and improved accumulated OCI related to AFS debt securities recorded during the six months ended June 30, 2010 partially offset by the impact of adopting new consolidation guidance as we recorded a $6.2 billion charge to retained earnings due primarily to the increase in the allowance for loan and lease losses.
     Average shareholders’ equity decreased $9.4 billion and $4.2 billion for the three and six months ended June 30, 2010, compared to the same periods in 2009 driven by the TARP repayment and impact of adopting new consolidation guidance.
     Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management functions, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and for our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these functions requires the use of balance sheet and capital related limits including spot, average and risk-weighted asset limits, particularly in our trading businesses. The Tier 1 leverage ratio is calculated on an average basis.

Table 6
Selected Quarterly Financial Data
	2010 Quarters		2009 Quarters
(Dollars in millions, except per share information)	Second	First	Fourth	Third	Second

Income statement
Net interest income	$12,900	$13,749	$11,559	$11,423	$11,630
Noninterest income	16,253	18,220	13,517	14,612	21,144
Total revenue, net of interest expense	29,153	31,969	25,076	26,035	32,774
Provision for credit losses	8,105	9,805	10,110	11,705	13,375
Noninterest expense, before merger and restructuring charges	16,745	17,254	15,852	15,712	16,191
Merger and restructuring charges	508	521	533	594	829
Income (loss) before income taxes	3,795	4,389	(1,419)	(1,976)	2,379
Income tax expense (benefit)	672	1,207	(1,225)	(975)	(845)
Net income (loss)	3,123	3,182	(194)	(1,001)	3,224
Net income (loss) applicable to common shareholders	2,783	2,834	(5,196)	(2,241)	2,419
Average common shares issued and outstanding (in thousands)	9,956,773	9,177,468	8,634,565	8,633,834	7,241,515
Average diluted common shares issued and outstanding (in thousands)	10,029,776	10,005,254	8,634,565	8,633,834	7,269,518

Performance ratios
Return on average assets	0.50%	0.51%	n/m	n/m	0.53%
Return on average common shareholders’ equity	5.18	5.73	n/m	n/m	5.59
Return on average tangible common shareholders’ equity (1)	9.19	9.79	n/m	n/m	12.68
Return on average tangible shareholders’ equity (1)	8.98	9.55	n/m	n/m	8.86
Total ending equity to total ending assets	9.86	9.83	10.41%	11.45%	11.32
Total average equity to total average assets	9.38	9.16	10.35	10.71	10.03
Dividend payout	3.63	3.57	n/m	n/m	3.56

Per common share data
Earnings (loss)	$0.28	$0.28	$(0.60)	$(0.26)	$0.33
Diluted earnings (loss)	0.27	0.28	(0.60)	(0.26)	0.33
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	21.45	21.12	21.48	22.99	22.71
Tangible book value (1)	12.14	11.70	11.94	12.00	11.66

Market price per share of common stock
Closing	$14.37	$17.85	$15.06	$16.92	$13.20
High closing	19.48	18.04	18.59	17.98	14.17
Low closing	14.37	14.45	14.58	11.84	7.05

Market capitalization	$144,174	$179,071	$130,273	$146,363	$114,199

Average balance sheet
Total loans and leases	$967,054	$991,615	$905,913	$930,255	$966,105
Total assets	2,489,745	2,509,760	2,421,531	2,390,675	2,420,317
Total deposits	991,615	981,015	995,160	989,295	974,892
Long-term debt	497,469	513,634	445,440	449,974	444,131
Common shareholders’ equity	215,468	200,380	197,123	197,230	173,497
Total shareholders’ equity	233,461	229,891	250,599	255,983	242,867

Asset quality (2)
Allowance for credit losses (3)	$46,668	$48,356	$38,687	$37,399	$35,777
Nonperforming loans, leases and foreclosed properties (4)	35,701	35,925	35,747	33,825	30,982
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	4.75%	4.82%	4.16%	3.95%	3.61%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4, 5)	136	139	111	112	116
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the purchased credit-impaired loan portfolio (5)	120	124	99	101	108
Net charge-offs	$9,557	$10,797	$8,421	$9,624	$8,701
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	3.98%	4.44%	3.71%	4.13%	3.64%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	3.49	3.46	3.75	3.51	3.12
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	3.74	3.69	3.98	3.72	3.31
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.18	1.07	1.11	0.94	0.97

Capital ratios (period end)
Risk-based capital:
Tier 1 common	8.01%	7.60%	7.81%	7.25%	6.90%
Tier 1	10.67	10.23	10.40	12.46	11.93
Total	14.77	14.47	14.66	16.69	15.99
Tier 1 leverage	6.69	6.46	6.91	8.39	8.21
Tangible equity (1)	6.16	6.03	6.42	7.55	7.39
Tangible common equity (1)	5.36	5.23	5.57	4.82	4.67

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data beginning on page 105.

(2)
For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 148 and Commercial Portfolio Credit Risk Management beginning on page 165.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 162 and corresponding Table 31 on page 164 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 39 on page 172.

(5)
Allowance for loan and lease losses includes $24.3 billion, $26.2 billion, $17.7 billion, $17.2 billion and $16.5 billion allocated to products that are excluded from nonperforming loans, leases and foreclosed properties at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively.

n/m = not meaningful

Table 7
Selected Year-to-Date Financial Data
	Six Months Ended June 30
(Dollars in millions, except per share information)	2010	2009

Income statement
Net interest income	$26,649	$24,127
Noninterest income	34,473	44,405
Total revenue, net of interest expense	61,122	68,532
Provision for credit losses	17,910	26,755
Noninterest expense, before merger and restructuring charges	33,999	32,428
Merger and restructuring charges	1,029	1,594
Income before income taxes	8,184	7,755
Income tax expense	1,879	284
Net income	6,305	7,471
Net income available to common shareholders	5,617	5,233
Average common shares issued and outstanding (in thousands)	9,570,166	6,808,262
Average diluted common shares issued and outstanding (in thousands)	10,020,926	6,836,972

Performance ratios
Return on average assets	0.51%	0.61%
Return on average common shareholders’ equity	5.45	6.31
Return on average tangible common shareholders’ equity (1)	9.48	20.47
Return on average tangible shareholders’ equity (1)	9.26	10.59
Total ending equity to total ending assets	9.86	11.32
Total average equity to total average assets	9.27	9.55
Dividend payout	3.60	2.87

Per common share data
Earnings	$0.56	$0.75
Diluted earnings	0.55	0.75
Dividends paid	0.02	0.02
Book value	21.45	22.71
Tangible book value (1)	12.14	11.66

Market price per share of common stock
Closing	$14.37	$13.20
High closing	19.48	14.33
Low closing	14.37	3.14

Market capitalization	$144,174	$114,199

Average balance sheet
Total loans and leases	$979,267	$980,035
Total assets	2,499,697	2,469,452
Total deposits	986,344	969,516
Long-term debt	505,507	445,545
Common shareholders’ equity	207,966	167,153
Total shareholders’ equity	231,686	235,855

Asset quality (2)
Allowance for credit losses (3)	$46,668	$35,777
Nonperforming loans, leases and foreclosed properties (4)	35,701	30,982
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	4.75%	3.61%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4, 5)	136	116
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the purchased credit-impaired loan portfolio (4, 5)	120	108
Net charge-offs	$20,354	$15,643
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	4.21%	3.24%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (4)	3.49	3.12
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (4)	3.74	3.31
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.10	1.07

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data beginning on page 105.

(2)
For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 148 and Commercial Portfolio Credit Risk Management beginning on page 165.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 162 and corresponding Table 31 on page 164 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 39 on page 172.

(5)
Allowance for loan and lease losses includes $24.3 billion and $16.5 billion allocated to products that are excluded from nonperforming loans, leases and foreclosed properties at June 30, 2010 and 2009.

Supplemental Financial Data
     Tables 8 and 9 provide a reconciliation of the supplemental financial data mentioned below with financial measures defined by GAAP. Other companies may define or calculate supplemental financial data differently.
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
     As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many bps we are earning over the cost of funds. During our annual planning process, we set efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provide additional clarity in assessing our results. Targets vary by year and by business and are based on a variety of factors including maturity of the business, competitive environment, market factors, and other items including our risk appetite.
     We evaluate our business based on the following ratios that utilize tangible equity, a non-GAAP measure. Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of common shareholders’ equity plus any Common Equivalent Securities (CES) less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. ROTE measures our earnings contribution as a percentage of average shareholders’ equity reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible common equity ratio represents common shareholders’ equity plus CES less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible equity ratio represents total shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. Tangible book value per common share represents ending common shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by ending common shares outstanding. These measures are used to evaluate our use of equity (i.e., capital). In addition, profitability, relationship and investment models all use ROTE as key measures to support our overall growth goals. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation.
     The aforementioned performance measures and ratios are presented in Tables 6 and 7.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2010 Quarters		2009 Quarters
(Dollars in millions, shares in thousands)	Second	First	Fourth	Third	Second

Fully taxable-equivalent basis data
Net interest income	$13,197	$14,070	$11,896	$11,753	$11,942
Total revenue, net of interest expense	29,450	32,290	25,413	26,365	33,086
Net interest yield	2.77%	2.93%	2.62%	2.61%	2.64%
Efficiency ratio	58.58	55.05	64.47	61.84	51.44

Reconciliation of net interest income to net interest income fully taxable-equivalent basis
Net interest income	$12,900	$13,749	$11,559	$11,423	$11,630
Fully taxable-equivalent adjustment	297	321	337	330	312

Net interest income fully taxable-equivalent basis	$13,197	$14,070	$11,896	$11,753	$11,942

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense fully taxable-equivalent basis
Total revenue, net of interest expense	$29,153	$31,969	$25,076	$26,035	$32,774
Fully taxable-equivalent adjustment	297	321	337	330	312

Total revenue, net of interest expense fully taxable-equivalent basis	$29,450	$32,290	$25,413	$26,365	$33,086

Reconciliation of income tax expense (benefit) to income tax expense (benefit) fully taxable-equivalent basis
Income tax expense (benefit)	$672	$1,207	$(1,225)	$(975)	$(845)
Fully taxable-equivalent adjustment	297	321	337	330	312

Income tax expense (benefit) fully taxable-equivalent basis	$969	$1,528	$(888)	$(645)	$(533)

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$215,468	$200,380	$197,123	$197,230	$173,497
Common Equivalent Securities	-	11,760	4,811	-	-
Goodwill	(86,099)	(86,334)	(86,053)	(86,170)	(87,314)
Intangible assets (excluding MSRs)	(11,216)	(11,906)	(12,556)	(13,223)	(13,595)
Related deferred tax liabilities	3,395	3,497	3,712	3,725	3,916

Tangible common shareholders’ equity	$121,548	$117,397	$107,037	$101,562	$76,504

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$233,461	$229,891	$250,599	$255,983	$242,867
Goodwill	(86,099)	(86,334)	(86,053)	(86,170)	(87,314)
Intangible assets (excluding MSRs)	(11,216)	(11,906)	(12,556)	(13,223)	(13,595)
Related deferred tax liabilities	3,395	3,497	3,712	3,725	3,916

Tangible shareholders’ equity	$139,541	$135,148	$155,702	$160,315	$145,874

Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity	$215,181	$211,859	$194,236	$198,843	$196,492
Common Equivalent Securities	-	-	19,244	-	-
Goodwill	(85,801)	(86,305)	(86,314)	(86,009)	(86,246)
Intangible assets (excluding MSRs)	(10,796)	(11,548)	(12,026)	(12,715)	(13,245)
Related deferred tax liabilities	3,215	3,396	3,498	3,714	3,843

Tangible common shareholders’ equity	$121,799	$117,402	$118,638	$103,833	$100,844

Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity	$233,174	$229,823	$231,444	$257,683	$255,152
Goodwill	(85,801)	(86,305)	(86,314)	(86,009)	(86,246)
Intangible assets (excluding MSRs)	(10,796)	(11,548)	(12,026)	(12,715)	(13,245)
Related deferred tax liabilities	3,215	3,396	3,498	3,714	3,843

Tangible shareholders’ equity	$139,792	$135,366	$136,602	$162,673	$159,504

Reconciliation of period end assets to period end tangible assets
Assets	$2,363,878	$2,338,700	$2,223,299	$2,251,043	$2,254,394
Goodwill	(85,801)	(86,305)	(86,314)	(86,009)	(86,246)
Intangible assets (excluding MSRs)	(10,796)	(11,548)	(12,026)	(12,715)	(13,245)
Related deferred tax liabilities	3,215	3,396	3,498	3,714	3,843

Tangible assets	$2,270,496	$2,244,243	$2,128,457	$2,156,033	$2,158,746

Reconciliation of ending common shares outstanding to ending tangible common shares outstanding
Common shares outstanding	10,033,017	10,032,001	8,650,244	8,650,314	8,651,459
Assumed conversion of common equivalent shares (1)	-	-	1,286,000	-	-

Tangible common shares outstanding	10,033,017	10,032,001	9,936,244	8,650,314	8,651,459

(1)	On February 24, 2010, the common equivalent shares converted into common shares.

Table 9
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Six Months Ended June 30
(Dollars in millions)	2010	2009

Fully taxable-equivalent basis data
Net interest income	$27,267	$24,761
Total revenue, net of interest expense	61,740	69,166
Net interest yield	2.85%	2.67%
Efficiency ratio	56.73	49.19

Reconciliation of net interest income to net interest income fully taxable-equivalent basis
Net interest income	$26,649	$24,127
Fully taxable-equivalent adjustment	618	634

Net interest income fully taxable-equivalent basis	$27,267	$24,761

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense fully taxable-equivalent basis
Total revenue, net of interest expense	$61,122	$68,532
Fully taxable-equivalent adjustment	618	634

Total revenue, net of interest expense fully taxable-equivalent basis	$61,740	$69,166

Reconciliation of income tax expense to income tax expense fully taxable-equivalent basis
Income tax expense	$1,879	$284
Fully taxable-equivalent adjustment	618	634

Income tax expense fully taxable-equivalent basis	$2,497	$918

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$207,966	$167,153
Common Equivalent Securities	5,848	-
Goodwill	(86,216)	(85,956)
Intangible assets (excluding MSRs)	(11,559)	(11,539)
Related deferred tax liabilities	3,446	3,946

Tangible common shareholders’ equity	$119,485	$73,604

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$231,686	$235,855
Goodwill	(86,216)	(85,956)
Intangible assets (excluding MSRs)	(11,559)	(11,539)
Related deferred tax liabilities	3,446	3,946

Tangible shareholders’ equity	$137,357	$142,306

Core Net Interest Income
     We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the GBAM business segment section beginning on page 123, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for GBAM. In addition, the 2009 periods are presented on a managed basis which adjusted for loans that we originated and subsequently sold into credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, was recorded for securitized assets as we are compensated for servicing the securitized assets and recorded servicing income and gains or losses on securitizations, where appropriate. The 2010 periods are presented in accordance with new consolidation guidance. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation provides additional clarity in assessing our results.

Table 10
Core Net Interest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)
As reported	$13,197	$11,942	$27,267	$24,761
Impact of market-based net interest income (2)	(1,049)	(1,522)	(2,235)	(3,416)

Core net interest income	12,148	10,420	25,032	21,345
Impact of securitizations (3)	n/a	2,734	n/a	5,483

Core net interest income (4)	$12,148	$13,154	$25,032	$26,828

Average earning assets
As reported	$1,910,790	$1,811,981	$1,921,864	$1,861,954
Impact of market-based earning assets (2)	(520,825)	(476,431)	(524,054)	(483,086)

Core average earning assets	1,389,965	1,335,550	1,397,810	1,378,868
Impact of securitizations (5)	n/a	86,154	n/a	88,845

Core average earning assets (4)	$1,389,965	$1,421,704	$1,397,810	$1,467,713

Net interest yield contribution (1, 6)
As reported	2.77%	2.64%	2.85%	2.67%
Impact of market-based activities (2)	0.73	0.49	0.75	0.44

Core net interest yield on earning assets	3.50	3.13	3.60	3.11
Impact of securitizations	n/a	0.58	n/a	0.56

Core net interest yield on earning assets (4)	3.50%	3.71%	3.60%	3.67%

(1)	FTE basis

(2)	Represents the impact of market-based amounts included in GBAM.

(3)	Represents the impact of securitizations utilizing actual bond costs which is different from the business segment view which utilizes funds transfer pricing methodologies.

(4)	Periods subsequent to January 1, 2010 are presented in accordance with new consolidation guidance. Prior periods are presented on a managed basis.

(5)	Represents average securitized loans less accrued interest receivable and certain securitized bonds retained.

(6)	Calculated on an annualized basis.

n/a = not applicable
     For the three and six months ended June 30, 2010, core net interest income decreased $1.0 billion to $12.1 billion and $1.8 billion to $25.0 billion compared to core net interest income on a managed basis of $13.2 billion and $26.8 billion for the same periods in 2009. The decrease was driven by lower loan levels compared to managed loan levels for the same periods in 2009, and lower yields for the discretionary and credit card portfolios. These impacts were partially offset by lower rates on deposits.
     For the three and six months ended June 30, 2010, core average earning assets decreased $31.7 billion to $1.4 trillion and $69.9 billion to $1.4 trillion compared to core average earning assets on a managed basis of $1.4 trillion and $1.5 trillion for the same periods in 2009 primarily due to lower commercial loan levels and lower consumer loan levels compared to managed consumer loan levels for the same periods in 2009.
     For the three and six months ended June 30, 2010, core net interest yield decreased 21 bps to 3.50 percent and seven bps to 3.60 percent compared to core net interest yield on a managed basis of 3.71 and 3.67 percent for the same periods in 2009 due to the factors noted above.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis
	Second Quarter 2010			First Quarter 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments	$30,741	$176	2.30%	$27,600	$153	2.25%
Federal funds sold and securities borrowed or purchased under agreements to resell	263,564	457	0.70	266,070	448	0.68
Trading account assets	213,927	1,865	3.49	214,542	1,795	3.37
Debt securities (1)	314,299	2,966	3.78	311,136	3,173	4.09
Loans and leases (2):
Residential mortgage (3)	247,715	2,982	4.82	243,833	3,100	5.09
Home equity	148,219	1,537	4.15	152,536	1,586	4.20
Discontinued real estate	13,972	134	3.84	14,433	153	4.24
Credit card – domestic	118,738	3,121	10.54	125,353	3,370	10.90
Credit card – foreign	27,706	854	12.37	29,872	906	12.30
Direct/Indirect consumer (4)	98,549	1,233	5.02	100,920	1,302	5.23
Other consumer (5)	2,958	46	6.32	3,002	48	6.35

Total consumer	657,857	9,907	6.03	669,949	10,465	6.30

Commercial – domestic	195,144	2,005	4.12	202,662	1,970	3.94
Commercial real estate (6)	64,218	541	3.38	68,526	575	3.40
Commercial lease financing	21,271	261	4.90	21,675	304	5.60
Commercial – foreign	28,564	256	3.59	28,803	264	3.72

Total commercial	309,197	3,063	3.97	321,666	3,113	3.92

Total loans and leases	967,054	12,970	5.38	991,615	13,578	5.53

Other earning assets	121,205	994	3.29	122,097	1,053	3.50

Total earning assets (7)	1,910,790	19,428	4.08	1,933,060	20,200	4.22

Cash and cash equivalents	209,686			196,911
Other assets, less allowance for loan and lease losses	369,269			379,789

Total assets	$2,489,745			$2,509,760

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$37,290	$43	0.46%	$35,126	$43	0.50%
NOW and money market deposit accounts	442,262	372	0.34	416,110	341	0.33
Consumer CDs and IRAs	147,425	441	1.20	166,189	567	1.38
Negotiable CDs, public funds and other time deposits	17,355	59	1.36	19,763	63	1.31

Total domestic interest-bearing deposits	644,332	915	0.57	637,188	1,014	0.65

Foreign interest-bearing deposits:
Banks located in foreign countries	19,994	34	0.70	18,338	32	0.70
Governments and official institutions	4,990	3	0.26	6,493	3	0.21
Time, savings and other	51,176	79	0.62	54,104	73	0.55

Total foreign interest-bearing deposits	76,160	116	0.61	78,935	108	0.55

Total interest-bearing deposits	720,492	1,031	0.57	716,123	1,122	0.64

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	454,051	891	0.79	508,332	818	0.65
Trading account liabilities	100,021	727	2.92	90,134	660	2.97
Long-term debt	497,469	3,582	2.88	513,634	3,530	2.77

Total interest-bearing liabilities (7)	1,772,033	6,231	1.41	1,828,223	6,130	1.35

Noninterest-bearing sources:
Noninterest-bearing deposits	271,123			264,892
Other liabilities	213,128			186,754
Shareholders’ equity	233,461			229,891

Total liabilities and shareholders’ equity	$2,489,745			$2,509,760

Net interest spread			2.67%			2.87%
Impact of noninterest-bearing sources			0.10			0.06
Net interest income/yield on earning assets		$13,197	2.77%		$14,070	2.93%

(1)	Yields on AFS debt securities are calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. Purchased credit-impaired loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)
Includes foreign residential mortgage loans of $506 million and $538 million in the second and first quarters of 2010, and $550 million, $662 million and $650 million in the fourth, third and second quarters of 2009, respectively.

(4)
Includes foreign consumer loans of $7.7 billion and $8.1 billion in the second and first quarters of 2010, and $8.6 billion, $8.4 billion and $8.0 billion in the fourth, third and second quarters of 2009, respectively.

(5)
Includes consumer finance loans of $2.1 billion and $2.2 billion in the second and first quarters of 2010, and $2.3 billion, $2.4 billion and $2.5 billion in the fourth, third and second quarters of 2009, respectively; other foreign consumer loans of $679 million and $664 million in the second and first quarters of 2010, and $689 million, $700 million and $640 million in the fourth, third and second quarters of 2009, respectively; and consumer overdrafts of $155 million and $132 million in the second and first quarters of 2010, and $192 million, $243 million and $185 million in the fourth, third and second quarters of 2009, respectively.

(6)
Includes domestic commercial real estate loans of $61.6 billion and $65.6 billion in the second and first quarters of 2010, and $68.2 billion, $70.7 billion and $72.8 billion in the fourth, third and second quarters of 2009, respectively; and foreign commercial real estate loans of $2.6 billion and $3.0 billion in the second and first quarters of 2010, and $3.1 billion, $3.6 billion and $2.8 billion in the fourth, third and second quarters of 2009, respectively.

(7)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets by $479 million and $272 million in the second and first quarters of 2010, and $248 million, $136 million and $11 million in the fourth, third and second quarters of 2009, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on liabilities by $829 million and $970 million in the second and first quarters of 2010, and $1.1 billion, $873 million and $550 million in the fourth, third and second quarters of 2009, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 187.

Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	Fourth Quarter 2009			Third Quarter 2009			Second Quarter 2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments	$28,566	$220	3.06%	$29,485	$133	1.79%	$25,604	$169	2.64%
Federal funds sold and securities borrowed or purchased under agreements to resell	244,914	327	0.53	223,039	722	1.28	230,955	690	1.20
Trading account assets	218,787	1,800	3.28	212,488	1,909	3.58	199,820	2,028	4.07
Debt securities (1)	279,231	2,921	4.18	263,712	3,048	4.62	255,159	3,353	5.26
Loans and leases (2):
Residential mortgage (3)	236,883	3,108	5.24	241,924	3,258	5.38	253,803	3,489	5.50
Home equity	150,704	1,613	4.26	153,269	1,614	4.19	156,599	1,722	4.41
Discontinued real estate	15,152	174	4.58	16,570	219	5.30	18,309	303	6.61
Credit card – domestic	49,213	1,336	10.77	49,751	1,349	10.76	51,721	1,380	10.70
Credit card – foreign	21,680	605	11.08	21,189	562	10.52	18,825	501	10.66
Direct/Indirect consumer (4)	98,938	1,361	5.46	100,012	1,439	5.71	100,302	1,532	6.12
Other consumer (5)	3,177	50	6.33	3,331	60	7.02	3,298	63	7.77

Total consumer	575,747	8,247	5.70	586,046	8,501	5.77	602,857	8,990	5.97

Commercial – domestic	207,050	2,090	4.01	216,332	2,132	3.91	231,639	2,176	3.77
Commercial real estate (6)	71,352	595	3.31	74,276	600	3.20	75,559	627	3.33
Commercial lease financing	21,769	273	5.04	22,068	178	3.22	22,026	260	4.72
Commercial – foreign	29,995	287	3.78	31,533	297	3.74	34,024	360	4.24

Total commercial	330,166	3,245	3.90	344,209	3,207	3.70	363,248	3,423	3.78

Total loans and leases	905,913	11,492	5.05	930,255	11,708	5.01	966,105	12,413	5.15

Other earning assets	130,487	1,222	3.72	131,021	1,333	4.05	134,338	1,251	3.73

Total earning assets (7)	1,807,898	17,982	3.96	1,790,000	18,853	4.19	1,811,981	19,904	4.40

Cash and cash equivalents	230,618			196,116			204,354
Other assets, less allowance for loan and lease losses	383,015			404,559			403,982

Total assets	$2,421,531			$2,390,675			$2,420,317

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$33,749	$54	0.63%	$34,170	$49	0.57%	$34,367	$54	0.63%
NOW and money market deposit accounts	392,212	388	0.39	356,873	353	0.39	342,570	376	0.44
Consumer CDs and IRAs	192,779	835	1.72	214,284	1,100	2.04	229,392	1,409	2.46
Negotiable CDs, public funds and other time deposits	31,758	82	1.04	48,905	118	0.95	39,100	124	1.28

Total domestic interest-bearing deposits	650,498	1,359	0.83	654,232	1,620	0.98	645,429	1,963	1.22

Foreign interest-bearing deposits:
Banks located in foreign countries	16,477	30	0.73	15,941	29	0.73	19,261	37	0.76
Governments and official institutions	6,650	4	0.23	6,488	4	0.23	7,379	4	0.22
Time, savings and other	54,469	79	0.57	53,013	57	0.42	54,307	78	0.58

Total foreign interest-bearing deposits	77,596	113	0.58	75,442	90	0.47	80,947	119	0.59

Total interest-bearing deposits	728,094	1,472	0.80	729,674	1,710	0.93	726,376	2,082	1.15

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	450,538	658	0.58	411,063	1,237	1.19	503,451	1,396	1.11
Trading account liabilities	83,118	591	2.82	73,290	455	2.46	62,778	450	2.87
Long-term debt	445,440	3,365	3.01	449,974	3,698	3.27	444,131	4,034	3.64

Total interest-bearing liabilities (7)	1,707,190	6,086	1.42	1,664,001	7,100	1.70	1,736,736	7,962	1.84

Noninterest-bearing sources:
Noninterest-bearing deposits	267,066			259,621			248,516
Other liabilities	196,676			211,070			192,198
Shareholders’ equity	250,599			255,983			242,867

Total liabilities and shareholders’ equity	$2,421,531			$2,390,675			$2,420,317

Net interest spread			2.54%			2.49%			2.56%
Impact of noninterest-bearing sources			0.08			0.12			0.08

Net interest income/yield on earning assets		$11,896	2.62%		$11,753	2.61%		$11,942	2.64%

For footnotes see page 109.

Table 12
Year-to-Date Average Balances and Interest Rates – FTE Basis
	Six Months Ended June 30
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments	$29,179	$329	2.27%	$25,879	$360	2.80%
Federal funds sold and securities borrowed or purchased under agreements to resell	264,810	905	0.69	237,581	1,845	1.56
Trading account assets	214,233	3,660	3.43	218,481	4,527	4.16
Debt securities (1)	312,727	6,139	3.93	270,618	7,255	5.37
Loans and leases (2):
Residential mortgage (3)	245,785	6,082	4.95	259,431	7,169	5.53
Home equity	150,365	3,123	4.18	157,582	3,509	4.48
Discontinued real estate	14,201	287	4.05	18,845	689	7.31
Credit card – domestic	122,027	6,491	10.73	55,320	2,981	10.87
Credit card – foreign	28,783	1,760	12.33	17,847	955	10.79
Direct/Indirect consumer (4)	99,728	2,535	5.13	100,521	3,216	6.45
Other consumer (5)	2,981	94	6.34	3,351	127	7.63

Total consumer	663,870	20,372	6.17	612,897	18,646	6.11

Commercial – domestic	198,882	3,975	4.03	236,135	4,661	3.98
Commercial real estate (6)	66,361	1,116	3.39	73,892	1,177	3.21
Commercial lease financing	21,472	565	5.26	22,041	539	4.89
Commercial – foreign	28,682	520	3.65	35,070	822	4.73

Total commercial	315,397	6,176	3.94	367,138	7,199	3.95

Total loans and leases	979,267	26,548	5.45	980,035	25,845	5.30

Other earning assets	121,648	2,047	3.39	129,360	2,550	3.98

Total earning assets (7)	1,921,864	39,628	4.16	1,861,954	42,382	4.57

Cash and cash equivalents	203,334			178,822
Other assets, less allowance for loan and lease losses	374,499			428,676

Total assets	$2,499,697			$2,469,452

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$36,214	$86	0.48%	$33,378	$112	0.68%
NOW and money market deposit accounts	429,258	713	0.33	342,620	816	0.48
Consumer CDs and IRAs	156,755	1,008	1.30	232,792	3,119	2.70
Negotiable CDs, public funds and other time deposits	18,552	122	1.33	35,216	273	1.56

Total domestic interest-bearing deposits	640,779	1,929	0.61	644,006	4,320	1.35

Foreign interest-bearing deposits:
Banks located in foreign countries	19,171	66	0.70	22,638	85	0.75
Governments and official institutions	5,737	6	0.23	8,607	10	0.23
Time, savings and other	52,633	152	0.58	56,332	210	0.76

Total foreign interest-bearing deposits	77,541	224	0.58	87,577	305	0.70

Total interest-bearing deposits	718,320	2,153	0.60	731,583	4,625	1.27

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	481,041	1,709	0.72	547,446	3,617	1.33
Trading account liabilities	95,105	1,387	2.94	66,111	1,029	3.14
Long-term debt	505,507	7,112	2.82	445,545	8,350	3.76

Total interest-bearing liabilities (7)	1,799,973	12,361	1.38	1,790,685	17,621	1.98

Noninterest-bearing sources:
Noninterest-bearing deposits	268,024			237,933
Other liabilities	200,014			204,979
Shareholders’ equity	231,686			235,855

Total liabilities and shareholders’ equity	$2,499,697			$2,469,452

Net interest spread			2.78%			2.59%
Impact of noninterest-bearing sources			0.07			0.08

Net interest income/yield on earning assets		$27,267	2.85%		$24,761	2.67%

(1)	Yields on AFS debt securities are calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. Purchased credit-impaired loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(3)	Includes foreign residential mortgage loans of $522 million and $639 million for the six months ended June 30, 2010 and 2009.

(4)	Includes foreign consumer loans of $7.9 billion and $7.5 billion for the six months ended June 30, 2010 and 2009.

(5)
Includes consumer finance loans of $2.2 billion and $2.5 billion, other foreign consumer loans of $671 million and $618 million, and consumer overdrafts of $144 million and $217 million for the six months ended June 30, 2010 and 2009.

(6)
Includes domestic commercial real estate loans of $63.6 billion and $71.9 billion, and foreign commercial real estate loans of $2.8 billion and $2.0 billion for the six months ended June 30, 2010 and 2009.

(7)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on assets by $751 million and $72 million for the six months ended June 30, 2010 and 2009. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on liabilities by $1.8 billion and $1.1 billion for the six months ended June 30, 2010 and 2009. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 187.

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
     We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 105. We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges. The segment results also reflect certain revenue and expense methodologies which are utilized to determine net income. The net interest income of the business segments includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.
     Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. The nature of these risks is discussed further beginning on page 138. The Corporation benefits from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The total amount of average equity reflects both risk-based capital and the portion of goodwill and intangibles specifically assigned to the business segments.
     For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue, net income and period-end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

Deposits

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$2,115	$1,729	$4,261	$3,598
Noninterest income:
Service charges	1,494	1,747	2,974	3,248
All other income	(5)	1	2	3

Total noninterest income	1,489	1,748	2,976	3,251

Total revenue, net of interest expense	3,604	3,477	7,237	6,849

Provision for credit losses	61	87	98	175
Noninterest expense	2,496	2,593	4,994	4,895

Income before income taxes	1,047	797	2,145	1,779
Income tax expense (1)	382	263	792	631

Net income	$665	$534	$1,353	$1,148

Net interest yield (1)	2.05%	1.68%	2.08%	1.84%
Return on average equity	11.01	9.16	11.29	9.89
Efficiency ratio (1)	69.24	74.59	68.99	71.47

Balance Sheet

Average
Total earning assets (2)	$414,179	$413,674	$413,290	$394,374
Total assets (2)	440,628	440,039	439,854	420,634
Total deposits	415,670	415,502	414,924	395,999
Allocated equity	24,212	23,381	24,164	23,402

			June 30	December 31
Period end			2010	2009

Total earning assets (2)			$410,922	$417,713
Total assets (2)			436,935	444,612
Total deposits			411,682	419,583

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).
     Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes an allocation of ALM activities. In the U.S., we serve approximately 57 million consumer and small business relationships through a franchise that stretches coast to coast through 32 states and the District of Columbia utilizing our network of approximately 5,900 banking centers, more than 18,000 domestic-branded ATMs, nationwide call centers and leading online and mobile banking platforms.
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
     In the fourth quarter of 2009, we implemented changes in our overdraft fee policies which have negatively impacted revenue. These changes were intended to help customers limit overdraft fees. In addition, in November 2009, the Federal Reserve issued amendments to Regulation E, which will negatively impact future service charge revenue in Deposits. Regulation E was effective for new customers on July 1, 2010 and will go into effect for existing customers in mid-August 2010. For more information on Regulation E, see Regulatory Overview beginning on page 92.
     At June 30, 2010, our active online banking customer base was 29.2 million subscribers, an increase of approximately 550 thousand from the same period in 2009 and our active bill pay users paid $151.4 billion of bills online during the first half of 2010, which is in line with the year-ago period.
     Deposits includes the net impact of migrating customers and their related deposit balances between the Merrill Lynch Global Wealth Management (MLGWM) business within GWIM and Deposits. For more information on the migration of customer balances, see the GWIM discussion beginning on page 128.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Net income rose $131 million, or 25 percent, to $665 million from higher revenue and lower noninterest expense. Net interest income increased $386 million, or 22 percent, to $2.1 billion as a result of disciplined pricing, a customer shift to more liquid products and a higher residual net interest income allocation related to ALM activities. Average deposits remained relatively flat from a year ago as organic growth and the transfer of certain deposits from other client-managed businesses were offset by the expected decline in higher-yielding Countrywide deposits.
     Noninterest income fell $259 million, or 15 percent, to $1.5 billion. The positive impacts of revenue initiatives were offset by the negative impact of the overdraft fee policy changes, which have had an average negative revenue impact of approximately $160 million each quarter since being implemented in the fourth quarter of 2009 for the purpose of helping customers limit overdraft fees.
     Noninterest expense decreased $97 million, or four percent, due to the special FDIC assessment during the second quarter of 2009, partially offset by an increase in distribution costs as a higher proportion of banking center sales and service efforts were aligned to Deposits from the other consumer businesses. FDIC charges were $227 million compared to $594 million during the same period in 2009 which included the special FDIC assessment.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net income rose $205 million, or 18 percent, to $1.4 billion as revenue rose, partially offset by an increase in noninterest expense. Net interest income increased $663 million, or 18 percent, to $4.3 billion, while noninterest income decreased $275 million, or eight percent, to $3.0 billion. Also, average deposits grew $18.9 billion, or five percent. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, noninterest expense increased $99 million, or two percent, as a higher proportion of banking center sales and service efforts were aligned to Deposits from the other consumer businesses. Also included are FDIC charges of $453 million as compared to $765 million during the same period in 2009 which included the special FDIC assessment.

Global Card Services

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009 (1)	2010	2009 (1)

Net interest income (2)	$4,439	$4,976	$9,257	$10,174
Noninterest income:
Card income	1,900	2,163	3,781	4,277
All other income	522	123	626	258

Total noninterest income	2,422	2,286	4,407	4,535

Total revenue, net of interest expense	6,861	7,262	13,664	14,709

Provision for credit losses	3,795	7,655	7,330	15,876
Noninterest expense	1,799	1,936	3,556	3,982

Income (loss) before income taxes	1,267	(2,329)	2,778	(5,149)
Income tax expense (benefit) (2)	461	(743)	1,025	(1,806)

Net income (loss)	$806	$(1,586)	$1,753	$(3,343)

Net interest yield (2)	10.01%	9.26%	10.17%	9.34%
Return on average equity	7.98	n/m	8.45	n/m
Efficiency ratio (2)	26.20	26.66	26.02	27.07

Balance Sheet

Average
Total loans and leases	$177,571	$215,808	$183,407	$219,888
Total earning assets	177,868	215,575	183,579	219,771
Total assets	186,195	231,927	190,993	237,214
Allocated equity	40,517	41,775	41,836	40,885

			June 30	December 31
Period end			2010	2009

Total loans and leases			$173,021	$196,289
Total earning assets			173,497	196,046
Total assets			183,334	212,668

(1)
Prior year amounts are presented on a managed basis. For information on managed basis, refer to Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

(2)	FTE basis

n/m = not meaningful
     Global Card Services provides a broad offering of products including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. We provide credit card products to customers in the U.S., Canada, Ireland, Spain and the U.K. We offer a variety of co-branded and affinity credit and debit card products and are one of the leading issuers of credit cards through endorsed marketing in the U.S. and Europe. On February 22, 2010, the majority of the provisions in the CARD Act went into effect and negatively affected net interest income during the three and six months ended June 30, 2010 due to the restrictions on our ability to reprice credit cards based on risk and on card income due to restrictions imposed on certain fees. For more information on the CARD Act, see Regulatory Overview beginning on page 92.
     As previously announced by the Corporation on July 16, 2010, we currently estimate that 2010 debit card revenue for Global Card Services will be approximately $2.9 billion. As a result of the Financial Reform Act and its related rules and subject to final rulemaking over the next year, the Corporation’s annualized revenue loss, before any mitigation, could be as much as $1.8 billion to $2.3 billion beginning in the third quarter of 2011. Our consumer and small business card products, including the debit card business, are part of an integrated platform within Global Card Services. Our current estimate of revenue loss due to the Financial Reform Act will materially reduce the carrying value of the $22.3 billion of goodwill applicable to Global Card Services. Based on our current estimates of the revenue impact to this business segment, we expect to record a non-tax deductible goodwill impairment charge for Global Card Services in the three months ended September 30, 2010 that is estimated to be in the range of $7 billion to $10 billion. This estimate does not include potential mitigation actions to recapture lost revenue. A number of these actions may not reduce the goodwill impairment because they will generate revenue for business segments other than Global Card Services (e.g., Deposits) or because the actions may be identified and implemented after the impairment charge has been recorded. The impairment charge, which is a non-cash item, will have no impact on the Corporation’s reported Tier 1 and tangible equity ratios. For more information on goodwill, refer to Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements and Complex Accounting Estimates on page 192.
     The Corporation reports its Global Card Services 2010 results in accordance with new consolidation guidance. Under this new consolidation guidance, we consolidated all credit card trusts. Accordingly, current year results are comparable to prior year results that were presented on a managed basis. For more information on managed basis, refer to Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and for more information on new consolidation guidance, refer to Impact of Adopting New Consolidation Guidance on page 101 and Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Global Card Services recorded net income of $806 million compared to a net loss of $1.6 billion as credit costs declined, reflecting continued improvement in the U.S. economy. Revenue decreased from lower average loans and reduced interest and fee income resulting from the implementation of the CARD Act, partially offset by the pre-tax gain of $440 million on the sale of our MasterCard equity holdings. Provision for credit losses decreased $3.9 billion as lower delinquencies, decreasing bankruptcies and lower expected losses from the improving economic outlook drove charge-off and reserve reductions.
     Net interest income decreased to $4.4 billion, or 10 percent, from $5.0 billion due to a decrease in average loans of $38.2 billion, or 18 percent, partially offset by lower funding costs.
     Noninterest income increased $136 million, or six percent, to $2.4 billion driven by an increase in all other income of $399 million to $522 million primarily driven by the pre-tax gain of $440 million on the sale of our MasterCard equity holdings, partially offset by lower insurance income. In addition, higher interchange income largely due to increased consumer spending was more than offset by the implementation of the CARD Act resulting in lower card income of $263 million.
     Provision for credit losses decreased $3.9 billion to $3.8 billion primarily due to an improved economic outlook which led to reserve reductions in the consumer card, consumer lending and small business card portfolios in 2010. Reserves were increased for these portfolios during the three months ended June 30, 2009. Also contributing to reduced provision expense were lower domestic net charge-offs partially offset by the acceleration of $378 million in foreign charge-offs on certain renegotiated loans to conform charge-off policies to our domestic portfolio. The same period in the prior year included reserve additions related to maturing securitizations which increased the provision expense.
     Noninterest expense decreased $137 million, or seven percent, to $1.8 billion from a decrease in the distribution costs as a higher proportion of banking center sales and service efforts were aligned to Deposits from Global Card Services.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Global Card Services recorded net income of $1.8 billion compared to a net loss of $3.3 billion as the provision for credit losses declined $8.5 billion to $7.3 billion and net interest income declined $917 million to $9.3 billion. Noninterest expense decreased $426 million to $3.6 billion and noninterest income declined $128 million to $4.4 billion. These period-over-period changes were driven by the same factors as described in the three month discussion above; however, noninterest income declined due to the implementation of the CARD Act.

Home Loans & Insurance

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$1,000	$1,199	$2,213	$2,391
Noninterest income:
Mortgage banking income	1,020	2,661	2,661	6,081
Insurance income	561	553	1,151	1,134
All other income	214	50	394	93

Total noninterest income	1,795	3,264	4,206	7,308

Total revenue, net of interest expense	2,795	4,463	6,419	9,699

Provision for credit losses	2,390	2,726	5,990	6,098
Noninterest expense	2,817	2,834	6,146	5,491

Loss before income taxes	(2,412)	(1,097)	(5,717)	(1,890)
Income tax benefit (1)	(878)	(371)	(2,111)	(669)

Net loss	$(1,534)	$(726)	$(3,606)	$(1,221)

Net interest yield (1)	2.13%	2.43%	2.36%	2.53%
Efficiency ratio (1)	100.78	63.50	95.73	56.62

Balance Sheet

Average
Total loans and leases	$130,664	$131,509	$132,196	$128,543
Total earning assets	188,146	197,651	189,468	190,272
Total assets	229,168	232,253	231,628	225,718
Allocated equity	26,346	16,128	26,811	15,503

			June 30	December 31
Period end			2010	2009

Total loans and leases			$129,798	$131,302
Total earning assets			188,091	188,349
Total assets			225,492	232,588

(1)	FTE basis
     Home Loans & Insurance generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products are available to our customers through a retail network of approximately 5,900 banking centers, mortgage loan officers in nearly 800 locations and a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent and wholesale loan acquisition channels. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s first mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. Home equity lines of credit and home equity loans are held on our balance sheet. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance. In July 2010, we announced our intention to sell Balboa, a wholly-owned subsidiary, and part of Home Loans & Insurance, that provides primarily lender-placed insurance to financial institutions and their customers, as well as homeowners, renters and life insurance to consumers.
     Home Loans & Insurance includes the impact of transferring customers and their related loan balances between GWIM and Home Loans & Insurance based on client segmentation thresholds. Subsequent to the date of migration, the associated net interest income and noninterest expense are recorded in the business to which the customers were transferred. For more information on the migration of customers, see the GWIM discussion beginning on page 128.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Home Loans & Insurance recorded a net loss of $1.5 billion compared to a net loss of $726 million as a result of lower mortgage banking income and lower net interest income partially offset by a decrease in provision for credit losses.
     Net interest income decreased $199 million, or 17 percent, to $1.0 billion driven primarily by lower levels of earning assets and increased cost to carry advances on delinquent loans serviced for others.
     Noninterest income decreased $1.5 billion, or 45 percent, to $1.8 billion due to a decline in mortgage banking income of $1.6 billion as a result of lower production income driven by increases in representations and warranties expense, and lower volume and margins resulting from declines in the market demand for refinances. The volume impact of the smaller mortgage market was partially offset by an increase in market share. In addition, the decline in mortgage banking income was driven by lower servicing income due to less favorable MSR results, net of hedges, partially offset by an increase in servicing fees driven by improved delinquent account performance. Other income increased as a result of an increase in home equity revenue due to the impact of new consolidation guidance in 2010.
     Provision for credit losses decreased $336 million to $2.4 billion driven primarily by lower reserve additions due to improving portfolio trends. This was partially offset by additional provision expense associated with home equity VIEs that were consolidated on January 1, 2010 under new consolidation guidance and the impact related to certain modified loans that were written-down to the underlying collateral value. Provision expense remained elevated amid continued stress in the housing market.
     Noninterest expense was essentially flat as lower production expenses and lower insurance loss provision were offset by increased costs related to default management staff, loss mitigation efforts and higher provision for nonreimbursable servicing advances.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Home Loans & Insurance recorded a net loss of $3.6 billion compared to a net loss of $1.2 billion due to a decline in mortgage banking income of $3.4 billion to $2.7 billion and an increase in noninterest expense of $655 million to $6.1 billion. These period-over-period changes were a result of the same factors described in the three months discussion above along with increased noninterest expense in the 2010 six-month period as a result of higher litigation costs.
     Provision for credit losses decreased $108 million to $6.0 billion. In addition to the factors noted above, given that the six-month period in 2010 included a more significant impact related to certain modified loans that were written-down to the underlying collateral value, provision expense benefited from lower reserve additions in the Countrywide purchased credit-impaired home equity portfolio.
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
     Servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. Our home retention efforts are also part of our servicing activities, along with responding to customer inquiries and supervising foreclosures and property dispositions. Servicing income includes income earned in connection with these activities such as late fees, and MSR valuation adjustments, net of economic hedge activities.

     The following table summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Production income
Core production revenue	$1,428	$2,120	$2,711	$4,203
Representations and warranties	(1,248)	(446)	(1,774)	(880)

Total production income	180	1,674	937	3,323

Servicing income:
Servicing fees	1,647	1,511	3,214	3,029
Impact of customer payments	(981)	(1,098)	(2,037)	(2,291)
Fair value changes of MSRs, net of economic hedge results (1)	12	447	209	1,757
Other servicing-related revenue	162	127	338	263

Total net servicing income	840	987	1,724	2,758

Total Home Loans & Insurance mortgage banking income	1,020	2,661	2,661	6,081
Other business segments’ mortgage banking loss (2)	(122)	(134)	(263)	(240)

Total consolidated mortgage banking income	$898	$2,527	$2,398	$5,841

(1)	Includes sale of mortgage servicing rights.

(2)	Includes the effect of transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio in All Other.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Production income of $180 million represented a decrease of $1.5 billion as core production income declined $692 million due to a decline in production volume resulting from weaker market demand for refinance transactions combined with lower pricing margins due to increased competition partially offset by an increase in our market share. Representations and warranties expense increased to $1.2 billion from $446 million due to increased estimates of defaults reflecting uncertainty in the housing markets combined with a higher rate of repurchase or similar requests and our continued evaluation of exposure to repurchases and claims, including repurchase demands from monoline insurers. For additional information on representations and warranties, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements and Consumer Portfolio Credit Risk Management – Residential Mortgage beginning on page 151.
     Net servicing income decreased $147 million largely due to lower MSR results, net of hedges, partially offset by a decrease in the impact of customer payments and higher servicing fees. For additional information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 191.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Production income of $937 million represented a decrease of $2.4 billion attributable in part to a decline in production volume resulting from weaker market demand for refinance transactions partially offset by an increase in our market share. Also contributing to the decline were lower pricing margins due to increased competition. In addition, representations and warranties expense increased to $1.8 billion from $880 million in the same period in 2009 for the same reasons as described above. For additional information on representations and warranties, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements and Consumer Portfolio Credit Risk Management – Residential Mortgage beginning on page 151.
     Net servicing income decreased $1.0 billion largely due to lower MSR results, net of hedges, partially offset by a decrease in the impact of customer payments and an increase in servicing fees. For additional information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 191.

Home Loans & Insurance Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2010	2009	2010		2009

Loan production
Home Loans & Insurance:
First mortgage	$69,141	$103,021	$136,106		$181,519
Home equity	1,831	2,920	3,602		5,843
Total Corporation (1):
First mortgage	$71,938	$110,645	$141,440		$195,863
Home equity	2,137	3,650	4,164		7,688

			June 30		December 31
			2010		2009

Mortgage servicing portfolio (in billions) (2)			$2,128		$2,151
Mortgage loans serviced for investors (in billions)			1,706		1,716
Mortgage servicing rights:
Balance			14,745		19,465
Capitalized mortgage servicing rights (% of loans serviced for investors)			86	bps	113	bps

(1)	In addition to loan production in Home Loans & Insurance, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.
     First mortgage production in Home Loans & Insurance was $69.1 billion and $136.1 billion for the three and six months ended June 30, 2010 compared to $103.0 billion and $181.5 billion in the same periods of 2009. The decreases of $33.9 billion and $45.4 billion were driven by weaker market demand for refinance transactions partially offset by an increase in market share. Home equity production was $1.8 billion and $3.6 billion for the three and six months ended June 30, 2010 compared to $2.9 billion and $5.8 billion in the same periods of 2009. The decreases of $1.1 billion and $2.2 billion were primarily due to more stringent underwriting guidelines for home equity lines of credit and loans as well as lower consumer demand.
     At June 30, 2010, the consumer MSR balance was $14.7 billion, which represented 86 bps of the related unpaid principal balance as compared to $19.5 billion, or 113 bps of the related unpaid principal balance at December 31, 2009. The decrease in the consumer MSR balance was driven by the impact of declining mortgage rates during the three months ended June 30, 2010 partially offset by the addition of new MSRs recorded in connection with sales of loans. As a result of the decline in rates, the value of the MSRs decreased driven by an increase in expected prepayments which reduced the expected life of the consumer MSRs resulting in the 27 bps decrease in the capitalized MSRs as a percentage of loans serviced.

Global Commercial Banking

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$2,118	$1,979	$4,331	$3,960
Noninterest income:
Service charges	528	512	1,071	1,023
All other income	132	352	406	569

Total noninterest income	660	864	1,477	1,592

Total revenue, net of interest expense	2,778	2,843	5,808	5,552

Provision for credit losses	623	2,081	1,549	3,868
Noninterest expense	909	970	1,876	1,944

Income (loss) before income taxes	1,246	(208)	2,383	(260)
Income tax expense (benefit) (1)	456	(144)	880	(160)

Net income (loss)	$790	$(64)	$1,503	$(100)

Net interest yield (1)	3.13%	3.23%	3.26%	3.36%
Return on average equity	7.55	n/m	7.16	n/m
Efficiency ratio (1)	32.74	34.12	32.31	35.00

Balance Sheet

Average
Total loans and leases	$206,111	$234,355	$209,955	$235,695
Total earning assets (2)	271,370	245,586	267,890	237,932
Total assets (2)	302,636	278,267	298,767	270,444
Total deposits	145,221	125,805	144,300	122,175
Allocated equity	41,971	43,476	42,306	41,608

	June 30	December 31
Period end	2010	2009

Total loans and leases	$203,173	$215,237
Total earning assets (2)	272,691	264,745
Total assets (2)	303,848	295,829
Total deposits	147,251	146,905

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).
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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Global Commercial Banking recorded net income of $790 million, an increase of $854 million, primarily driven by lower credit costs partially offset by lower revenue.
     Net interest income increased $139 million, or seven percent. Improved loan spreads on new, renewed and amended facilities were offset by the $28.2 billion, or 12 percent, decline in average loan balances due to client deleveraging, lower new loan demand and economic uncertainty. Net interest income also benefited from the growth in average deposits of $19.4 billion, or 15 percent, as clients remain very liquid. Additionally, a higher allocation of residual net interest income allocation related to ALM activities benefited results.

     Noninterest income decreased $204 million, or 24 percent, to $660 million, due to a decrease in all other income of $220 million, or 63 percent, compared to the prior year mainly driven by increased costs related to an agreement to purchase certain loans. Service charges were relatively flat.
     The provision for credit losses was $623 million compared to $2.1 billion. The decrease was primarily driven by reserve reductions and lower net charge-offs in the commercial domestic and retail dealer-related portfolios reflecting improved borrower credit profiles and higher resale values. Also contributing to the decrease was the lower level of reserve additions in commercial real estate.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net income increased $1.6 billion driven by an increase in net interest income of $371 million and a decrease in provision for credit losses of $2.3 billion. The increase in net interest income was partially offset by a decrease of $115 million in noninterest income. These period-over-period changes were driven by the same factors as described in the three-month discussion above.
Global Commercial Banking Revenue
     Global Commercial Banking revenues can also be categorized as business lending revenue derived from credit-related products and services and treasury services revenue primarily from capital and treasury management.
     Business lending revenue decreased $145 million, or eight percent, to $1.7 billion for the three months ended June 30, 2010 compared to the same period in 2009 and increased $111 million, or three percent, to $3.5 billion for the six months ended June 30, 2010 compared to the same period in 2009. For the three months ended June 30, 2010, improved loan spreads on new, renewed and amended facilities were offset by the decline in average loan balances. Additionally, the decrease was attributable to increased costs related to an agreement to purchase certain loans. For the six months ended June 30, 2010, business lending revenue increased due to improved loan spreads on new, renewed and amended facilities offset by the decline in average loan balances and the increased costs related to an agreement to purchase certain loans.
     Treasury services revenue increased $80 million and $145 million, or eight and seven percent, to $1.1 billion and $2.3 billion for the three and six months ended June 30, 2010, compared to the same periods in 2009, benefiting from the growth in average deposits as clients remained very liquid. However, this increase was muted by narrowing deposit spreads and lower treasury services charges.

Global Banking & Markets

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$1,976	$2,366	$4,122	$5,148
Noninterest income:
Service charges	529	441	1,048	923
Investment and brokerage services	676	861	1,299	1,476
Investment banking income	1,301	1,605	2,518	2,725
Trading account profits	1,202	2,048	6,274	7,017
All other income	850	3,531	1,543	2,985

Total noninterest income	4,029	8,045	11,634	14,203

Total revenue, net of interest expense	6,005	10,411	15,756	19,351

Provision for credit losses	(133)	588	114	913
Noninterest expense	4,790	3,920	9,160	8,613

Income before income taxes	1,348	5,903	6,482	9,825
Income tax expense (1)	421	2,000	2,337	3,405

Net income	$927	$3,903	$4,145	$6,420

Return on average equity	7.00%	31.52%	15.46%	27.09%
Efficiency ratio (1)	79.75	37.66	58.14	44.51

Balance Sheet

Average
Total trading-related assets (2)	$513,204	$504,861	$511,358	$521,558
Total loans and leases	95,902	116,513	97,456	118,940
Total market-based earning assets	520,825	476,431	524,054	483,086
Total earning assets	610,791	587,112	617,133	598,681
Total assets	774,792	780,910	778,439	807,940
Total deposits	113,165	102,650	108,664	103,325
Allocated equity	53,117	49,670	54,080	47,792

	June 30	December 31
Period end	2010	2009

Total trading-related assets (2)	$472,079	$411,562
Total loans and leases	95,647	95,930
Total market-based earning assets	462,484	404,315
Total earning assets	549,911	501,877
Total assets	712,219	653,802
Total deposits	106,091	102,211

(1)	FTE basis

(2)	Includes assets which are not considered earning assets (i.e., derivative assets).
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

     During the second quarter of 2009, we entered into a joint venture agreement with First Data Corporation (First Data) to form Banc of America Merchant Services, LLC. The joint venture provides payment solutions, including credit, debit and prepaid cards, and check and e-commerce payments to merchants ranging from small businesses to corporate and commercial clients worldwide. In addition to Bank of America and First Data, the remaining stake was initially held by a third party. During the second quarter of 2010, the third party sold its interest to the joint venture and thus increased the Corporation’s ownership interest in the joint venture to 49 percent. For additional information on the joint venture agreement, see Note 5 – Securities.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Net income decreased $3.0 billion to $927 million due to a widespread market deterioration and slowdown, lower net interest income and increased noninterest expense. The prior year included the $3.8 billion pre-tax gain related to the contribution of the merchant processing business to the joint venture.
     Net interest income decreased $390 million to $2.0 billion due to lower spreads on trading-related assets and lower average loans and leases, which decreased $20.6 billion, or 18 percent, driven primarily by reduced demand. Net interest income is both market-based, which is related to sales and trading, and core, which is related to credit and treasury services. Noninterest income decreased $4.0 billion due to decreased sales and trading revenue and the prior-year gain related to the contribution of the merchant processing business to the joint venture, partially offset by credit valuation gains on derivative liabilities compared to losses in the prior year as described in the Sales and Trading Revenue section below, and reduced write-downs on legacy assets. Noninterest expense increased $870 million driven by the U.K. payroll tax on certain year-end incentive payments and higher expense on proportionately larger prior-year incentive deferrals. Provision for credit losses decreased $721 million driven by lower net charge-offs and reserve reductions reflecting stabilized borrower cash flows and improved borrower liquidity.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net income decreased $2.3 billion to $4.1 billion due to the same factors mentioned in the three month discussion above except for credit valuation gains which were $163 million higher in the six month period.
Components of Global Banking & Markets
Sales and Trading Revenue
     Sales and trading revenue is segregated into fixed-income including investment and noninvestment grade corporate debt obligations, CMBS, RMBS and CDO; currencies including interest rate and foreign exchange contracts; commodities including primarily futures, forwards, swaps and options; and equity income from equity-linked derivatives and cash equity activity.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Sales and trading revenue (1)
Fixed income, currencies and commodities (FICC)	$2,316	$2,682	$7,831	$7,450
Equity income	852	1,198	2,382	2,687

Total sales and trading revenue	$3,168	$3,880	$10,213	$10,137

(1)	Includes $86 million and $114 million of net interest income on a FTE basis for the three and six months ended June 30, 2010 compared to $110 million and $167 million for the same periods in 2009.
     Sales and trading revenue decreased $712 million to $3.2 billion for the three months ended June 30, 2010 compared to the same period in 2009 due to general market deterioration and a lack of liquidity as sovereign debt fears and regulatory uncertainty fueled investor concerns. FICC revenue decreased $366 million to $2.3 billion primarily due to lower results in credit products, which benefited a year earlier from spread tightening, partially offset by improved results in rates and currencies and mortgage-backed products. Equities revenue decreased $346 million to $852 million due to lower primary revenues and domestic volumes within the cash business. Additionally, we recorded net credit spread gains on derivative liabilities in the second quarter of 2010 of $77 million due to spread widening during the quarter compared to losses of $1.6 billion due to spread tightening during the prior year quarter. Write-downs on legacy assets were $179 million for the three months ended June 30, 2010 and $1.3 billion for the same period in 2009.
     Sales and trading revenue increased slightly to $10.2 billion for the six months ended June 30, 2010 compared to the same period in 2009. FICC revenue increased $381 million to $7.8 billion due to lower losses in our mortgage-backed products offset by lower revenue in our rates and currencies and commodities products. We recorded net credit spread gains on derivative liabilities during the six months ended June 30, 2010 of $246 million due to spread widening compared to $83 million in 2009. Write-downs on legacy assets were $213 million for the six months ended June 30, 2010 and $3.0 billion for the same period in 2009. Losses in the prior year were primarily driven by our CDO exposure, as well as monoline and CMBS exposure.
     Equity income was $2.4 billion for the six months ended June 30, 2010 compared to $2.7 billion for the same period in 2009 driven by lower domestic volumes and market conditions in the derivatives business.
Investment Banking Income
     Product specialists within GBAM underwrite and distribute debt and equity securities, and certain other loan products, and provide advisory services. To provide a complete discussion of our consolidated investment banking income, the following table presents total investment banking income for the Corporation, more than 90 percent of which is recorded in GBAM with the remainder in GWIM and Global Commercial Banking.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Investment banking income
Advisory (1)	$242	$292	$409	$621
Debt issuance	827	944	1,600	1,599
Equity issuance	318	508	662	665

	1,387	1,744	2,671	2,885
Offset for intercompany fees (2)	(68)	(98)	(112)	(184)

Total investment banking income	$1,319	$1,646	$2,559	$2,701

(1)	Advisory includes fees on debt and equity advisory and mergers and acquisitions.

(2)	Represents the offset to fees paid on the Corporation’s transactions.
     Investment banking income decreased $327 million to $1.3 billion and $142 million to $2.6 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. Equity issuance fees decreased $190 million and $3 million due to market conditions and a decline in market-based revenue pools. Debt issuance fees decreased $117 million and were flat for the three and six months ended June 30, 2010 consistent with overall market-based revenue pools, somewhat offset by increased leveraged finance activities. Advisory fees decreased $50 million and $212 million attributable to a significant slowdown in mergers and acquisitions activity.

Business Lending Revenue
     Business lending revenue of $870 million and $1.8 billion for the three and six months ended June 30, 2010 increased $237 million and $324 million compared to the same periods in 2009 primarily due to favorable hedge results and higher fees partially offset by losses on the fair value option book and lower leasing activity. Net interest income benefited marginally from widening credit spreads and higher loan fees partially offset by a decline in loan balances due to weak credit demand resulting from economic conditions and greater liquidity.
Treasury Services Revenue
     Treasury services revenue of $712 million and $1.4 billion for the three and six months ended June 30, 2010 decreased $3.8 billion compared to the same periods in 2009 which included a $3.8 billion pre-tax gain related to the contribution of the merchant processing business to the joint venture. Net interest income increased due to growth in deposit balances and increased spreads. Subsequent to the contribution of the merchant processing business to the joint venture, we account for our investment under the equity method of accounting. Equity investment income from the joint venture was $39 million and $62 million for the three and six months ended June 30, 2010.
Collateralized Debt Obligation Exposure
     CDO vehicles hold diversified pools of fixed-income securities and issue multiple tranches of debt securities including commercial paper, mezzanine and equity securities. Our CDO exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO liquidity commitments, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.
     For the three and six months ended June 30, 2010, we incurred $313 million and $605 million of losses resulting from our CDO exposure which includes our super senior, warehouse, sales and trading positions, hedging activities and counterparty credit risk valuations. This compares to $1.2 billion and $1.8 billion in CDO-related losses for the same periods in 2009. Included in these losses in 2010 were $224 million and $318 million related to counterparty risk on our CDO-related exposure, as compared to $419 million and $628 million in 2009. Also included in these losses were other-than-temporary impairment (OTTI) charges of $9 million and $249 million compared to $290 million and $598 million in the same periods in 2009 related to CDOs and retained positions classified as AFS debt securities.
     As presented in the following table at June 30, 2010, our hedged and unhedged super senior CDO exposure before consideration of insurance, net of write-downs, was $2.5 billion. For additional information on our CDO positions, including the super senior CDO exposure in the table below, and our maximum exposure to loss, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Super Senior Collateralized Debt Obligation Exposure

June 30, 2010

		Retained	Total	Non-
(Dollars in millions)	Subprime (1)	Positions	Subprime	Subprime (2)	Total

Unhedged	$745	$330	$1,075	$307	$1,382
Hedged (3)	580	—	580	552	1,132

Total	$1,325	$330	$1,655	$859	$2,514

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the original net exposure value of the underlying collateral.

(2)	Includes highly-rated collateralized loan obligations and CMBS super senior exposure.

(3)	Hedged amounts are presented at carrying value before consideration of insurance.
     We value our CDO structures using market-standard models to model the specific collateral composition and cash flow structure of each deal. Key inputs to the model are prepayment rates, default rates and severities for each collateral type, and other relevant contractual features. Unrealized losses recorded in accumulated OCI on super senior cash positions and retained positions from liquidated CDOs in aggregate increased $64 million and $118 million for the three and six months to $968 million at June 30, 2010.
     At June 30, 2010, total subprime super senior unhedged exposure of $1.1 billion was marked at 16 percent, including $330 million of retained positions from liquidated CDOs, and the $307 million of non-subprime unhedged exposure was marked at 27 percent of the original net exposure amounts. Net hedged subprime super senior exposure of $580 million was marked at 12 percent and the $552 million of hedged non-subprime super senior exposure was marked at 59 percent of its original net exposure.
Credit Default Swaps with Monolines

June 30, 2010

		Other
	Super	Guaranteed
(Dollars in millions)	Senior CDOs	Positions	Total

Notional	$3,668	$35,235	$38,903

Mark-to-market or guarantor receivable	$2,919	$7,292	$10,211
Credit valuation adjustment	(2,206)	(3,783)	(5,989)

Total	$713	$3,509	$4,222

Credit valuation adjustment %	76%	52%	59%
(Write-downs) gains during the three months ended June 30, 2010	$(224)	$115	$(109)
(Write-downs) gains during the six months ended June 30, 2010	(333)	154	(179)

     Monoline wrap protection on our super senior CDOs had a notional value of $3.7 billion at June 30, 2010, with a receivable of $2.9 billion and a counterparty credit valuation adjustment of $2.2 billion, or 76 percent. For the three and six months ended June 30, 2010, we recorded $224 million and $333 million of counterparty credit risk-related write-downs on these positions. At December 31, 2009, the monoline wrap on our super senior CDOs had a notional value of $3.8 billion, with a receivable of $2.8 billion and a counterparty credit valuation adjustment of $1.9 billion, or 66 percent. In addition, we held collateral in the form of cash and marketable securities of $709 million and $1.1 billion at June 30, 2010 and December 31, 2009 related to our non-monoline purchased insurance.
     In addition to the monoline exposure related to super senior CDOs, at June 30, 2010 and December 31, 2009, we had $35.2 billion and $38.8 billion of notional exposure to monolines that predominantly hedge corporate collateralized loan obligation and CDO exposure as well as CMBS, RMBS and other ABS cash and synthetic exposures. Mark-to-market monoline derivative credit exposure was $7.3 billion at June 30, 2010 compared to $8.3 billion at December 31, 2009. This decrease was driven by positive valuation adjustments on legacy assets and terminated monoline contracts.
     At June 30, 2010, the counterparty credit valuation adjustment related to non-super senior CDO monoline derivative exposure was $3.8 billion which reduced our net mark-to-market exposure to $3.5 billion. We do not hold collateral against these derivative exposures. Also, during the three and six months ended June 30, 2010, we recognized gains of $115 million and $154 million for counterparty credit risk related to these positions.
     With the Merrill Lynch acquisition, we acquired a loan with a carrying value of $4.3 billion as of June 30, 2010 that is collateralized by U.S. super senior ABS CDOs. Merrill Lynch originally provided financing to the borrower for an amount equal to approximately 75 percent of the fair value of the collateral. The loan has full recourse to the borrower and all scheduled payments on the loan have been received. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. Collateral for the loan is excluded from our CDO exposure discussions and the applicable tables.

Global Wealth & Investment Management

	Three Months Ended June 30, 2010
		Merrill Lynch		Retirement &
		Global Wealth	U.S.	Philanthropic
(Dollars in millions)	Total	Management	Trust	Services	Other

Net interest income (1)	$1,385	$1,089	$356	$22	$(82)
Noninterest income:
Investment and brokerage services	2,241	1,697	289	221	34
All other income	705	458	11	31	205

Total noninterest income	2,946	2,155	300	252	239

Total revenue, net of interest expense	4,331	3,244	656	274	157

Provision for credit losses	121	35	86	—	—
Noninterest expense	3,370	2,707	443	207	13

Income before income taxes	840	502	127	67	144
Income tax expense (1)	484	186	47	25	226

Net income (loss)	$356	$316	$80	$42	$(82)

Net interest yield (1)	2.36%	2.27%	2.86%	3.26%	n/m
Return on average equity (2)	6.08	13.85	5.56	n/m	n/m
Efficiency ratio (1)	77.77	83.45	67.51	75.56	n/m
Period end – total assets (3)	$259,734	$201,410	$52,993	$2,799	n/m

	Three Months Ended June 30, 2009
		Merrill Lynch		Retirement &
		Global Wealth	U.S.	Philanthropic
(Dollars in millions)	Total	Management	Trust	Services	Other

Net interest income (1)	$1,288	$1,037	$330	$21	$(100)
Noninterest income:
Investment and brokerage services	2,028	1,479	286	196	67
All other income	646	494	11	42	99

Total noninterest income	2,674	1,973	297	238	166

Total revenue, net of interest expense	3,962	3,010	627	259	66

Provision for credit losses	238	154	84	—	—
Noninterest expense	3,142	2,496	442	177	27

Income before income taxes	582	360	101	82	39
Income tax expense (benefit) (1)	186	133	37	30	(14)

Net income	$396	$227	$64	$52	$53

Net interest yield (1)	2.52%	2.47%	2.50%	3.31%	n/m
Return on average equity (2)	8.77	11.32	5.05	n/m	n/m
Efficiency ratio (1)	79.26	82.90	70.42	68.39	n/m
Period end – total assets (3)	$233,792	$181,708	$56,669	$2,289	n/m

(1)	FTE basis

(2)	Average allocated equity for GWIM was $23.5 billion and $18.1 billion for the three months ended June 30, 2010 and 2009.

(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Six Months Ended June 30, 2010
		Merrill Lynch		Retirement &
		Global Wealth	U.S.	Philanthropic
(Dollars in millions)	Total	Management	Trust	Services	Other

Net interest income (1)	$2,776	$2,195	$717	$44	$(180)
Noninterest income:
Investment and brokerage services	4,391	3,327	558	440	66
All other income	1,333	885	22	58	368

Total noninterest income	5,724	4,212	580	498	434

Total revenue, net of interest expense	8,500	6,407	1,297	542	254

Provision for credit losses	363	93	270	—	—
Noninterest expense	6,561	5,242	843	415	61

Income before income taxes	1,576	1,072	184	127	193
Income tax expense (1)	759	397	68	47	247

Net income (loss)	$817	$675	$116	$80	$(54)

Net interest yield (1)	2.44%	2.35%	2.87%	3.28%	n/m
Return on average equity (2)	7.25	14.91	4.19	n/m	n/m
Efficiency ratio (1)	77.18	81.82	64.95	76.49	n/m
Period end – total assets (3)	$259,734	$201,410	$52,993	$2,799	n/m

	Six Months Ended June 30, 2009
		Merrill Lynch		Retirement &
		Global Wealth	U.S.	Philanthropic
(Dollars in millions)	Total	Management	Trust	Services	Other

Net interest income (1)	$2,942	$2,416	$685	$42	$(201)
Noninterest income:
Investment and brokerage services	4,158	3,057	562	392	147
All other income	1,024	894	25	71	34

Total noninterest income	5,182	3,951	587	463	181

Total revenue, net of interest expense	8,124	6,367	1,272	505	(20)

Provision for credit losses	492	377	115	—	—
Noninterest expense	6,256	4,936	899	362	59

Income (loss) before income taxes	1,376	1,054	258	143	(79)
Income tax expense (benefit) (1)	486	390	95	53	(52)

Net income (loss)	$890	$664	$163	$90	$(27)

Net interest yield (1)	2.64%	2.59%	2.60%	3.54%	n/m
Return on average equity (2)	10.33	17.58	6.59	n/m	n/m
Efficiency ratio (1)	77.00	77.52	70.67	71.67	n/m
Period end – total assets (3)	$233,792	$181,708	$56,669	$2,289	n/m

(1)	FTE basis

(2)	Average allocated equity for GWIM was $22.8 billion and $17.4 billion for the six months ended June 30, 2010 and 2009.

(3)	Total assets include asset allocations to match liabilities (i.e., deposits).

n/m = not meaningful

	Ending Balance		Average Balance
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Total loans and leases	$99,351	$100,852	$99,007	$101,746	$99,023	$106,116
Total earning assets (1)	228,262	203,878	234,981	205,234	229,835	225,060
Total assets (1)	259,734	233,792	265,908	237,591	261,124	258,003
Total deposits	229,551	207,580	229,272	215,381	226,906	233,049

(1)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).
     GWIM provides a wide offering of investment, brokerage and customized banking services tailored to meet the changing wealth management needs of our individual and institutional customer base. Our clients have access to a range of services offered through three primary businesses: MLGWM; U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Retirement & Philanthropic Services (RPS). The results of the BofA Global Capital Management (BACM) business, which is the cash and liquidity asset management business that Bank of America retained following the sale of the Columbia long-term asset management business, the Corporation’s approximate 34 percent economic ownership interest in BlackRock, Inc. (BlackRock) and other miscellaneous items, are included in Other within GWIM. The historical results of Columbia’s long-term asset business have been transferred to All Other.
     MLGWM includes the impact of migrating customers and their related deposit and loan balances to or from Deposits, Home Loans & Insurance and the ALM portfolio as presented in the following table. The directional shift of total deposits migrated was mainly due to client segmentation threshold changes resulting from the Merrill Lynch acquisition. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the customers migrated.

Migration Summary
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Total deposits — MLGWM from (to) Deposits	$(555)	$(34,340)	$2,454	$(40,480)
Total loans — MLGWM to Home Loans & Insurance and the ALM portfolio	(19)	(3,479)	(617)	(13,630)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Net income decreased $40 million, or ten percent, to $356 million driven in part by the tax-related effects of the sale of the Columbia long-term asset management business and higher noninterest expense, partially offset by lower credit costs and higher revenue.
     Net interest income increased $97 million, or eight percent, to $1.4 billion driven by the results from corporate ALM activity partially offset by the impact of net migration of customer relationships to Deposits, Home Loans & Insurance and the ALM portfolio. A more detailed discussion regarding migrated customer relationships and related balances is provided in MLGWM beginning on page 131.
     Noninterest income increased $272 million, or ten percent, to $2.9 billion primarily driven by higher valuations in the equity markets, higher equity investment income from our investment in BlackRock, the gain on the sale of the Columbia long-term asset management business and increased transactional activity.
     Provision for credit losses decreased $117 million, or 49 percent, to $121 million driven by improvement in the consumer real estate and commercial lending portfolios.
     Noninterest expense increased $228 million, or seven percent, to $3.4 billion due to increases in revenue-related expenses, an increase in corporate overhead and other personnel costs. In response to regulatory and business changes in Argentina, MLGWM decided to close offices in Argentina in June 2010 which also contributed to the expense increase. These increases were partially offset by lower FDIC expenses.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net income decreased $73 million, or eight percent, to $817 million, driven by an increase of $305 million in noninterest expense and a decrease of $166 million in net interest income partially offset by an increase of $542 million in noninterest income and a decrease of $129 million in provision for credit losses. These period-over-period changes were driven by the same factors as described in the three-month discussion above, except for net interest income which was driven primarily by the impact of net migration of customer relationships to Deposits, Home Loans & Insurance and the ALM portfolio in the prior year. Also, noninterest income was impacted by lower losses related to the support of certain cash funds.

Client Assets
     The following table presents client assets which consist of AUM, client brokerage assets, assets in custody and client deposits.
Client Assets

	June 30	December 31
(Dollars in millions)	2010	2009

Assets under management	$603,306	$749,852
Client brokerage assets (1)	1,375,264	1,401,063
Assets in custody	131,557	143,870
Client deposits	229,553	224,840
Less: Client brokerage assets and assets in custody included in assets under management	(347,268)	(346,682)

Total net client assets	$1,992,412	$2,172,943

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.
     The decrease in net client assets was due to the sale of the Columbia long-term asset management business, outflows in MLGWM’s non-fee based brokerage assets and outflows in BACM’s money market assets due to the continued low rate environment.
Merrill Lynch Global Wealth Management
     MLGWM provides a high-touch client experience through a network of approximately 15,100 client-facing financial advisors to our affluent customers with a personal wealth profile of at least $250,000 of investable assets. Total client assets in MLGWM were $1.4 trillion at both June 30, 2010 and December 31, 2009. In addition, as discussed above, MLGWM includes the impact of migrating customers and their related deposit and loan balances to or from Deposits, Home Loans & Insurance and the ALM portfolio.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Net income increased $89 million, or 39 percent, to $316 million as increases in net interest income and noninterest income and lower credit costs were partially offset by higher noninterest expense. Net interest income increased $52 million, or five percent, to $1.1 billion driven by the impact of a higher net interest income allocation from ALM activities, partially offset by the impact of net migration of customer relationships to Deposits, Home Loans & Insurance and the ALM portfolio. Noninterest income increased $182 million, or nine percent, to $2.2 billion primarily due to higher valuations in equity markets and increased transactional revenue. Provision for credit losses decreased $119 million, or 77 percent, primarily due to lower consumer real estate-related credit costs. Noninterest expense increased $211 million, or eight percent, to $2.7 billion due to increases in revenue-related expenses, expenses associated with the Argentine exit, and other personnel costs. These expenses were partially offset by lower FDIC expenses.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net income increased $11 million, or two percent, to $675 million driven by an increase of $261 million in noninterest income and decrease of $284 million in provision for credit losses largely offset by an increase of $306 million in noninterest expense and decrease of $221 million in net interest income. These period-over-period changes were driven by the same factors as mentioned in the three-month discussion above. Additionally, net interest income was impacted by the lower rate environment and the impact of net migration of customer relationships to Deposits, Home Loans & Insurance and the ALM portfolio in the prior year.

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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Net income increased $16 million, or 25 percent, to $80 million driven primarily by higher net interest income. Net interest income increased $26 million primarily due to a higher net interest income allocation from ALM activities. Noninterest income remained relatively unchanged, but reflected higher valuations in the equity markets, offset by net outflows and lower transactional revenues. Provision for credit losses also remained relatively unchanged with slightly higher net charge-offs in the consumer portfolio, offset by lower reserve additions in the commercial lending portfolio. Noninterest expense increased slightly due to higher dedicated support and personnel costs offset by the absence of the special FDIC assessment recorded in the prior year.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net income decreased $47 million, or 29 percent, to $116 million driven primarily by an increase in provision for credit losses of $155 million from a reserve build in the consumer portfolio and lower noninterest income of $7 million, offset by decreased noninterest expense of $56 million and higher net interest income of $32 million. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.
Retirement & Philanthropic Services
     RPS provides institutional and personal retirement solutions, and comprehensive investment advisory and philanthropic services to individuals, small to large corporations, pension plans, endowments and foundations. Retirement solutions include investment management, administration, recordkeeping and custodial services. These services are provided for 401(k), pension, profit-sharing, equity award and non-qualified deferred compensation plans. For institutional philanthropic clients, RPS also offers specialized advisory, asset management and administrative solutions. Additionally, RPS works closely with Financial Advisors to offer a range of personal and institutional retirement products and solutions which drive revenue for the MLGWM business.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Net income decreased $10 million, or 19 percent, to $42 million as an increase in revenue was more than offset by higher noninterest expense. Noninterest income increased $14 million, or six percent, primarily due to higher valuations in the equity markets. Net interest income remained relatively unchanged. Expenses increased $30 million, or 17 percent, mainly due to higher Financial Advisor distribution costs.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net income decreased $10 million, or 11 percent, to $80 million primarily driven by a $53 million increase in noninterest expense offsetting a $37 million increase in revenue. These period-over-period changes were driven by the same factors as discussed in the three-month discussion above.
Other
     Other includes the remaining cash management business of Columbia known as BACM, the Corporation’s approximately 34 percent economic ownership interest in BlackRock and other miscellaneous items. Our investment in BlackRock is accounted for under the equity method of accounting with our proportionate share of income or loss recorded in equity investment income. The sale of the Columbia long-term asset management business to Ameriprise Financial Inc. was completed on April 30, 2010.

     Net income decreased $135 million and $27 million for the three and six months ended June 30, 2010 compared to the same periods in 2009 driven by the tax-related effects of the sale of the Columbia long-term asset management business, partially offset by higher noninterest income related to our investment in BlackRock. Additionally, noninterest income was higher for the six months ended June 30, 2010 compared to the same period in 2009 due to lower losses related to the support of certain cash funds.

All Other

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
	Reported	Reported	Securitization	As
(Dollars in millions)	Basis	Basis (1)	Offset (2)	Adjusted

Net interest income (3)	$164	$(1,595)	$2,358	$763
Noninterest income:
Card income (loss)	—	(278)	592	314
Equity investment income	2,114	5,979	—	5,979
Gains on sales of debt securities	15	672	—	672
All other income (loss)	783	(4,110)	33	(4,077)

Total noninterest income	2,912	2,263	625	2,888

Total revenue, net of interest expense	3,076	668	2,983	3,651

Provision for credit losses	1,248	—	2,983	2,983
Merger and restructuring charges (4)	508	829	—	829
All other noninterest expense	564	796	—	796

Income (loss) before income taxes	756	(957)	—	(957)
Income tax benefit (3)	(357)	(1,724)	—	(1,724)

Net income	$1,113	$767	$—	$767

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
	Reported	Reported	Securitization	As
(Dollars in millions)	Basis	Basis (1)	Offset (2)	Adjusted

Net interest income (3)	$307	$(3,452)	$4,749	$1,297
Noninterest income:
Card income (loss)	—	256	348	604
Equity investment income	2,481	7,302	—	7,302
Gains on sales of debt securities	662	2,143	—	2,143
All other income (loss)	906	(1,367)	67	(1,300)

Total noninterest income	4,049	8,334	415	8,749

Total revenue, net of interest expense	4,356	4,882	5,164	10,046

Provision for credit losses	2,466	(667)	5,164	4,497
Merger and restructuring charges (4)	1,029	1,594	—	1,594
All other noninterest expense	1,706	1,247	—	1,247

Income (loss) before income taxes	(845)	2,708	—	2,708
Income tax benefit (3)	(1,185)	(969)	—	(969)

Net income	$340	$3,677	$—	$3,677

(1)	Provision for credit losses represents the provision for credit losses in All Other combined with the Global Card Services securitization offset.

(2)	The securitization offset on net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

(4)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

Balance Sheet (1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Average
Total loans and leases (2)	$257,245	$165,558	$256,700	$170,119
Total assets (2, 3)	290,418	219,330	298,892	246,499
Total deposits	64,201	89,527	67,292	90,597
Allocated equity	23,782	50,324	19,738	49,299

	June 30	December 31
Period end	2010	2009

Total loans and leases (2)	$254,615	$161,128
Total assets (2, 3)	242,316	129,601
Total deposits	56,983	65,433

(1)	Current period is presented in accordance with new consolidation guidance. Prior periods are presented on a managed basis.

(2)	Loan amounts are net of the securitization offset of $102.0 billion and $102.4 billion for the three and six months ended June 30, 2009 and $89.7 billion at December 31, 2009.

(3)
 Includes elimination of segments’ excess asset allocations to match liabilities (i.e., deposits) of $607.5 billion and $510.5 billion for the three months ended June 30, 2010 and 2009; $595.6 billion and $497.9 billion for the six months ended June 30, 2010 and 2009; and $599.9 billion and $561.6 billion at June 30, 2010 and December 31, 2009.

     All Other includes our Equity Investments businesses and Other. For periods prior to 2010, Global Card Services was reported on a managed basis which included a securitization impact adjustment. All Other’s results included a corresponding securitization offset which removed the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). The current periods are presented in accordance with new consolidation guidance, which was adopted on January 1, 2010. See the Global Card Services section beginning on page 115 for information on the Global Card Services managed results.
     Equity Investments includes Global Principal Investments, Corporate Investments and Strategic Investments. During the first quarter of 2010, the $2.7 billion Corporate Investment equity portfolio was sold as a result of a change in our investment portfolio objectives shifting more to core interest income and reducing our exposure to equity market risk, resulting in a loss of $331 million.
     Global Principal Investments is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Global Principal Investments had unfunded equity commitments of $1.8 billion at June 30, 2010, related to certain of these investments. For more information on these commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements. Affiliates of the Corporation may, from time to time, act as general partner, fund manager and/or investment advisor to certain Corporation-sponsored real estate private equity funds. In such capacities, these affiliates manage and/or provide investment advisory services to such real estate private equity funds primarily for the benefit of third-party institutional and private clients. Such activities inherently involve risk to us and to the fund investors, and in certain situations may result in loss.
     The Strategic Investments business includes investments of $9.2 billion in CCB, $2.6 billion in Santander, which excludes the impact of foreign currency translation adjustments in accumulated OCI, and other investments. In June 2010, we sold our investment in Itaú Unibanco, resulting in a $1.2 billion pre-tax gain and entered into an agreement to sell our investment in Santander, which is expected to close during the third quarter of 2010. Because the sale of Santander is expected to result in a loss, we recorded an impairment write-down in the second quarter equal to the estimated pre-tax loss of $428 million. For more information on these investments, see Note 5 – Securities to the Consolidated Financial Statements.
     In 2009, we sold 19.1 billion common shares in CCB for $10.1 billion, resulting in a pre-tax gain of $7.3 billion. We remain a significant shareholder in CCB with an approximate 11 percent ownership interest. In the second quarter of 2010, we accrued a $535 million dividend on our investment in CCB.

     The following table presents the components of All Other’s equity investment income and reconciliation to the total consolidated equity investment income for the three and six months ended June 30, 2010 and 2009 and also All Other’s equity investments at June 30, 2010 and December 31, 2009.
Equity Investment Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009

Global Principal Investments	$814	$304	$1,391	$(162)
Corporate Investments	6	10	(305)	(262)
Strategic and other investments	1,294	5,665	1,395	7,726

Total equity investment income included in All Other	2,114	5,979	2,481	7,302
Total equity investment income (loss) included in the business segments	652	(36)	910	(157)

Total consolidated equity investment income	$2,766	$5,943	$3,391	$7,145

Equity Investments

	June 30	December 31
	2010	2009

Global Principal Investments	$12,986	$14,071
Corporate Investments	—	2,731
Strategic and other investments	12,386	17,860

Total equity investments included in All Other	$25,372	$34,662

     Other includes the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. Other also includes certain amounts associated with ALM activities, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations, impact of foreign exchange rate fluctuations related to revaluation of foreign currency-denominated debt, fair value adjustments on certain structured notes, certain gains (losses) on sales of whole mortgage loans, gains (losses) on sales of certain debt securities and other-than-temporary impairment write-downs on certain AFS securities. In addition, Other includes adjustments to net interest income and income tax expense to remove the FTE effect of items (primarily low-income housing tax credits) that are reported on a FTE basis in the business segments. Other also includes a trust services business which is a client-focused business providing trustee services and fund administration to various financial services companies.
     First Republic results are also included in Other. First Republic, acquired as part of the Merrill Lynch acquisition, provides personalized, relationship-based banking services including private banking, private business banking, real estate lending, trust, brokerage and investment management. First Republic is a standalone bank that operates primarily on the west coast and in the northeast and caters to high-end customers. On October 21, 2009, we reached an agreement to sell First Republic to a number of investors, led by First Republic’s existing management, Colony Capital, LLC and General Atlantic, LLC. On July 1, 2010, we removed $17.4 billion of loans and $17.8 billion of deposits from our consolidated balance sheet as a result of this transaction.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     All Other reported net income of $1.1 billion compared to $767 million due to higher revenue, partially offset by an increase in provision for credit losses.
     Net interest income increased $1.8 billion to $164 million due to the absence of the securitization offset impact in the current period as a result of the adoption of new consolidation guidance.
     Noninterest income increased $649 million to $2.9 billion primarily driven by a pre-tax gain on the sale of Itaú Unibanco of $1.2 billion, a CCB dividend of $535 million and positive valuation adjustments on certain Merrill Lynch structured notes of $1.2 billion compared to $3.6 billion of negative credit valuation adjustments in the prior year. The prior-year period included a $5.3 billion pre-tax gain on the sale of a portion of CCB shares. Also, card income associated with the securitization offset is now no longer in All Other.
     Provision for credit losses increased $1.2 billion, driven by the impact of new consolidation guidance partially offset by lower reserve additions related to the residential mortgage and discontinued real estate purchased credit-impaired loan portfolios.

     The decrease in income tax benefits to $357 million was primarily attributable to the increase in income before taxes, a lower tax benefit from the partial release of a valuation allowance established for acquired capital loss carryforward amounts and lower other residual amounts resulting from the recognition of tax benefits during the interim periods.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net income decreased $3.3 billion to $340 million as increases in net interest income of $3.8 billion were more than offset by decreases in noninterest income of $4.3 billion and higher provision of $3.1 billion. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, noninterest income decreased primarily due to the absence of the $7.3 billion pre-tax gain resulting from sales of shares in CCB in addition to gains on the sale of agency mortgage-backed securities of $672 million, both occurring in the first half of 2009. These prior period gains combined with the net negative credit valuation adjustments were somewhat offset by the same factors described above. The increase in the income tax benefit was driven by the decrease in income before taxes, partially offset by the factors described above.
Off-Balance Sheet Arrangements and Contractual Obligations
     We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments including commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of our customers. Beginning on January 1, 2010, the accounting and reporting for these commitments were subject to new consolidation guidance which is more fully discussed in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. For additional information on our obligations and commitments, see Note 10 – Long-term Debt and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, pages 42 through 43 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K, as well as Note 13 – Long-term Debt and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
Regulatory Initiatives
     On July 21, 2010, the Financial Reform Act was signed into law. This legislation will alter the way in which the Corporation conducts certain businesses, restrict its ability to compete, and increase costs and reduce revenues. For additional information, refer to Regulatory Overview on page 92.
     The U.K. has adopted increased capital and liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of foreign bank holding companies and other financial institutions as well as branches of foreign banks located in the U.K. In addition, the U.K. has proposed the creation and production of recovery and resolution plans (commonly referred to as living wills) by such entities. We are currently monitoring the impact of these initiatives.
     On February 23, 2010, regulators issued clarifying guidance, effective in the first quarter of 2010, on modified consumer real estate loans that specifies criteria required to demonstrate a borrower’s capacity to repay the modified loan. In connection with this guidance, we reviewed our modified consumer real estate loans and determined that a portion of these loans did not meet the criteria and, therefore, were deemed collateral dependent. The guidance requires that modified loans deemed to be collateral dependent be written down to their estimated collateral value which resulted in $813 million of net charge-offs during the three months ended March 31, 2010, of which $643 million were home equity, $161 million were residential mortgage and $9 million were discontinued real estate. Furthermore, we had $142 million of net charge-offs for collateral dependent modified loans during the three months ended June 30, 2010, of which $128 million were home equity and $14 million were residential mortgage.
     On January 21, 2010, the Federal Reserve, Office of the Comptroller of the Currency, FDIC and Office of Thrift Supervision (collectively, joint agencies) issued a final rule regarding risk-based capital requirements related to the impact of the adoption of new consolidation guidance. The impact on the Corporation on January 1, 2010, due to the new consolidation guidance and the final rule was an increase in risk-weighted assets of $21.3 billion and a reduction in capital of $9.7 billion. The overall effect of the new consolidation guidance and the final rule was a decrease in Tier 1 capital and Tier 1 common ratios of 76 bps and 73 bps. For more information, see the Impact of Adopting New Consolidation Guidance section on page 101 and Liquidity Risk and Capital Management beginning on page 139.

     On December 17, 2009, the Basel Committee on Banking Supervision released consultative documents on both capital and liquidity. In addition, we began Basel II parallel implementation on April 1, 2010. For more information, see Basel Regulatory Capital Requirements on page 145.
     On March 4, 2009, the U.S. Treasury provided details related to the $75 billion Making Home Affordable program (MHA). The MHA is focused on reducing the number of foreclosures and making it easier for customers to refinance loans. The MHA consists of the Home Affordable Modification Program (HAMP) which provides guidelines on “first lien” loan modifications, and the Home Affordable Refinance Program (HARP) which provides guidelines for loan refinancing. The HAMP is designed to help at-risk homeowners avoid foreclosure by reducing payments. This program provides incentives to lenders to modify all eligible loans that fall under the guidelines of this program. The HARP is available to approximately four to five million homeowners who have a proven payment history on an existing mortgage owned by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). The HARP is designed to help eligible homeowners refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable-rate mortgages (ARM) into more stable fixed-rate mortgages.
     As part of the MHA program, on April 28, 2009, the U.S. government announced intentions to create the second lien modification program (2MP) that is designed to reduce the monthly payments on qualifying home equity loans and lines of credit under certain conditions, including completion of a HAMP modification on the first mortgage on the property. This program provides incentives to lenders to modify all eligible loans that fall under the guidelines of this program. Additional clarification on government guidelines for the program was announced in the first quarter of 2010. On April 8, 2010, we began early implementation of the 2MP with the mailing of trial modification offers to eligible home equity customers, although U.S. government processes for confirming homeowner eligibility and measuring progress are not expected to be fully implemented for several months. We will modify eligible second liens under this initiative regardless of whether the MHA modified “first lien” is serviced by Bank of America or another participating servicer.
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
     During the six months ended June 30, 2010, 159,000 loan modifications were completed with a total unpaid principal balance of $36.5 billion, including 71,000 customers who were converted from trial-period to permanent modifications under the HAMP. In addition, on March 26, 2010, the U.S. government announced new changes to the MHA program guidelines that will include principal forgiveness options to the HAMP for a sub-segment of qualified HAMP borrowers. The details around eligibility, forgiveness arrangements, and the incentive structures are still being finalized and are not available at the time of this filing; however, the implementation of these changes is anticipated for Fall of 2010.
     In addition to the programs described above, we have implemented several programs designed to help our customers. For information on these programs, refer to Credit Risk Management beginning on page 147. We will continue to help our customers address financial challenges through these government programs and our own home retention programs.
Managing Risk
     Given our wide range of business activities as well as the competitive dynamics, the regulatory environment and the geographic span of such activities, risk taking is an inherent activity for the Corporation. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risks. The Corporation’s risk management infrastructure is continually evolving to meet the challenges posed by the increased complexity of the financial services industry and markets, by our increased size and global footprint, and by the recent financial crisis. We have redefined our risk framework and articulated a risk appetite approved by the Corporation’s Board of Directors (the Board). While many of these processes, and roles and responsibilities continue to evolve and mature, we continue to enhance our risk management process with a focus on clarity of roles and accountabilities, escalation of issues, aggregation of risk and data across the enterprise, and effective governance characterized by clarity and transparency.
     We take a comprehensive approach to risk management. Risk management planning is fully integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole and managing risk across the enterprise and within individual business units, products, services and transactions. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities, by executive management and the Board. For a more detailed discussion of our risk management activities, see pages 44 through 87 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.
Strategic Risk Management
     Strategic risk is embedded in every line of business and is one of the major risk categories along with credit, market, liquidity, compliance and operational risks. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and resulting reputation risk. In the financial services industry, strategic risk is high due to changing customer, competitive and regulatory environments. The Corporation’s appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully taken to maintain relevance in the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the Chief Executive Officer and executive management team. Significant strategic actions, such as material acquisitions or capital actions, are reviewed and approved by the Board.
     For more information on our Strategic Risk Management activities, refer to page 47 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.
Liquidity Risk and Capital Management
Funding and Liquidity Risk Management
     We define liquidity risk as the potential inability to meet our contractual and contingent financial obligations, on- or off-balance sheet, as they come due. Our primary liquidity objective is to ensure adequate funding for our businesses throughout market cycles, including periods of financial stress. To achieve that objective, we analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources including our stable deposit base. We define excess liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our funding requirements as those obligations arise.
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
Global Excess Liquidity Sources and Other Unencumbered Assets
     We maintain excess liquidity available to the parent company, Bank of America Corporation, and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities that together serve as our primary means of liquidity risk mitigation. We call these assets our “Global Excess Liquidity Sources,” and we limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold these assets in entities that allow us to meet the liquidity requirements of our global businesses and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
     Our global excess liquidity sources increased $79 billion to $293 billion at June 30, 2010 compared to $214 billion at December 31, 2009 and were maintained as presented in the table below. This increase was due primarily to liquidity generated by our bank subsidiaries through loan repayments combined with lower loan demand and other factors.
Table 13
Global Excess Liquidity Sources

	June 30	December 31
(Dollars in billions)	2010	2009

Parent company	$96	$99
Bank subsidiaries	166	89
Broker/dealers	31	26

Total global excess liquidity sources	$293	$214

     As noted above, the excess liquidity available to the parent company is held in cash and high-quality, liquid, unencumbered securities and totaled $96 billion and $99 billion at June 30, 2010 and December 31, 2009. Typically, parent company cash is deposited overnight with Bank of America, N.A.
     Our bank subsidiaries’ excess liquidity sources at June 30, 2010 and December 31, 2009 consisted of $166 billion and $89 billion in cash on deposit at the Federal Reserve and high-quality, liquid, unencumbered securities. These amounts are distinct from the cash deposited by the parent company, as described above. In addition to their excess liquidity sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe we could also use to generate liquidity, such as investment grade ABS and municipal bonds. Another way our bank subsidiaries can generate incremental liquidity is by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically identified eligible assets was approximately $187 billion at both June 30, 2010 and December 31, 2009. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries may only be used to fund obligations within the bank subsidiaries and may not be transferred to the parent company or other nonbank subsidiaries.
     Our broker/dealer subsidiaries’ excess liquidity sources at June 30, 2010 and December 31, 2009 consisted of $31 billion and $26 billion in cash and high-quality, liquid, unencumbered securities. Our broker/dealers also held significant amounts of other unencumbered securities we believe we could utilize to generate additional liquidity, including investment grade corporate bonds, ABS and equities. Liquidity held in a broker/dealer subsidiary may only be available to meet the liquidity requirements of that entity and may not be transferred to the parent company or other subsidiaries.
Time to Required Funding and Stress Modeling
     We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. The primary metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as senior or subordinated debt maturities issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc., including certain unsecured debt instruments, primarily structured notes, which we may be required to settle for cash prior to maturity. The Asset and Liability Market Risk Committee (ALMRC) has established a minimum target for “Time to Required Funding” of 21 months. “Time to Required Funding” was 22 months at June 30, 2010 compared to 25 months at December 31, 2009.
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
     We fund a substantial portion of our lending activities through our deposit base which was $974 billion and $992 billion at June 30, 2010 and December 31, 2009. Deposits are primarily generated by our Deposits, Global Commercial Banking and GWIM segments. These deposits are diversified by clients, product types and geography. Some of our domestic deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources.
     We issue the majority of our unsecured debt at the parent company and Bank of America, N.A. During the three and six months ended June 30, 2010, the parent company issued $6.3 billion and $13.4 billion of long-term senior unsecured debt. During the first half of 2010, Bank of America N.A. issued $3.5 billion of long-term senior unsecured debt, all of which was issued in the first quarter of 2010.

     The primary benefits of our centralized funding strategy include greater control, reduced funding costs, wider name recognition by investors and greater flexibility to meet the variable funding requirements of subsidiaries. Where regulations, time zone differences or other business considerations make parent company funding impractical, certain other subsidiaries may issue their own debt.
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
     At June 30, 2010 and December 31, 2009, our long-term debt was issued in the currencies presented in the following table.

Table 14
Long-term Debt By Major Currency
	June 30	December 31
(Dollars in millions)	2010	2009

U.S. Dollar	$347,034	$281,692
Euros	85,144	99,917
British Pound	19,255	16,460
Japanese Yen	18,238	19,903
Canadian Dollar	6,825	4,894
Australian Dollar	6,791	7,973
Swiss Franc	2,421	2,666
Other	4,375	5,016

Total long-term debt	$490,083	$438,521

     At June 30, 2010, the above table includes $85.2 billion of primarily U.S. Dollar long-term debt issued by VIEs that were consolidated in accordance with new consolidation guidance effective January 1, 2010.
     We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, refer to Interest Rate Risk Management for Nontrading Activities beginning on page 187.
     We also diversify our funding sources by issuing various types of debt instruments including structured notes, which are debt obligations that pay investors with returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these notes with derivative positions and/or in the underlying instruments so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured notes of $56 billion and $57 billion at June 30, 2010 and December 31, 2009.
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
Credit Ratings
     Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions including over-the-counter (OTC) derivatives. It is our objective to maintain high-quality credit ratings.
     Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change from time to time. The ratings agencies regularly evaluate us and our securities, and their ratings of our long-term and short-term debt and other securities, including asset securitizations. These evaluations are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. During 2009, the ratings agencies took numerous actions to adjust our credit ratings and outlooks, many of which were negative. The ratings agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. In February 2010, a ratings agency affirmed our current credit ratings but revised the outlook to negative from stable based on its belief that it is less certain whether the U.S. government would be willing to provide extraordinary support. Also, on July 27, 2010, another ratings agency affirmed our current ratings but revised the outlook to negative from stable due to their expectation for lower levels of government support over time as a result of the passage of the Financial Reform Act. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.
     The Financial Reform Act provides for sweeping financial regulatory reform and will alter the way in which the Corporation conducts certain businesses, restrict its ability to compete, increase costs and reduce revenues. The Financial Reform Act may have a significant and negative impact on the Corporation’s earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions, as well as reduce available capital and have a material adverse impact on certain assets and liabilities of the Corporation. A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If Bank of America Corporation or Bank of America, N.A. commercial paper or short-term credit ratings were downgraded by one or more levels, our incremental cost of funds and potential lost funding would be material. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of a credit ratings downgrade, see Note 4 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation’s 2009 Annual Report on Form 10-K.
     The credit ratings of Merrill Lynch & Co., Inc. from the three major credit ratings agencies are the same as those of Bank of America Corporation. The major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings.
Regulatory Capital
     To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of four percent and a Total capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 leverage ratio of four percent. National banks must maintain a Tier 1 leverage ratio of at least five percent to be classified as “well-capitalized.” At June 30, 2010, the Corporation’s Tier 1 capital, Total capital and Tier 1 leverage ratios were 10.67 percent, 14.77 percent and 6.69 percent, respectively. This classifies the Corporation as “well-capitalized” for regulatory purposes, the highest classification.
     Certain corporate-sponsored trust companies which issue trust preferred securities are not consolidated. In accordance with Federal Reserve guidance, the Federal Reserve currently allows the trust preferred securities to qualify as Tier 1 capital with revised quantitative limits that will be effective on March 31, 2011. As a result, we include trust preferred securities in Tier 1 capital. Current limits restrict core capital elements to 15 percent of total core capital elements for internationally active bank holding companies. In addition, the Federal Reserve revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those that have significant activities in non-U.S. markets with consolidated assets greater than $250 billion or on-balance sheet foreign exposure greater than $10 billion. At June 30, 2010, our restricted core capital elements comprised 11.6 percent of total core capital elements. We expect to remain fully compliant with the revised limits prior to the implementation date of March 31, 2011.
     The Financial Reform Act includes a provision under which previously issued and outstanding trust preferred securities in the aggregate amount of $21.4 billion (approximately 140 bps of Tier 1 capital if enacted currently) at June 30, 2010, will no longer qualify as Tier 1 capital effective January 1, 2013. However, the exclusion of trust preferred securities from Tier 1 capital will be phased in “incrementally” over a three-year phase-in period. The treatment of trust preferred securities during the phase-in period remains unclear and is subject to future rulemaking.

     The Corporation calculates Tier 1 common capital as Tier 1 capital including any CES less preferred stock, qualifying trust preferred securities, hybrid securities and qualifying noncontrolling interest in subsidiaries. CES was included in Tier 1 common capital based upon applicable regulatory guidance and our expectation at December 31, 2009 that the underlying Common Equivalent Junior Preferred Stock Series S (Common Equivalent Stock) would convert into common stock following shareholder approval of additional authorized shares. Shareholders approved the increase in the number of authorized shares of common stock at a special meeting of stockholders held on February 23, 2010 and the Common Equivalent Stock converted to common stock on February 24, 2010. Tier 1 common capital decreased $678 million to $119.7 billion at June 30, 2010 compared to $120.4 billion at December 31, 2009. The Tier 1 common capital ratio increased 20 bps to 8.01 percent. The ratio increase was driven by the impact of a $47.5 billion decrease in risk-weighted assets. The $6.3 billion of net income and an $880 million reduction in goodwill and intangible regulatory capital deductions during the first half of 2010 were offset by the $6.2 billion charge, net-of-tax, for the cumulative effect of the adoption of the new consolidation guidance primarily related to the increase in the allowance for loan and lease losses and a $1.8 billion higher disallowed deferred tax asset resulting from the higher allowance for loan and lease losses.

Table 15
Regulatory Capital
	June 30, 2010			December 31, 2009
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)

Risk-based capital

Tier 1 common

Bank of America Corporation	8.01%	$119,716	n/a	7.81%	$120,394	n/a

Tier 1

Bank of America Corporation	10.67	159,551	$59,800	10.40	160,388	$61,676

Bank of America, N.A.	10.57	113,449	42,933	10.30	111,916	43,472

FIA Card Services, N.A.	14.54	24,196	6,657	15.21	28,831	7,584

Total

Bank of America Corporation	14.77	220,827	119,599	14.66	226,070	123,401

Bank of America, N.A.	14.05	150,826	85,865	13.76	149,528	86,944

FIA Card Services, N.A.	16.33	27,171	13,313	17.01	32,244	15,168

Tier 1 leverage

Bank of America Corporation	6.69	159,551	95,405	6.91	160,388	92,882

Bank of America, N.A.	7.47	113,449	60,754	7.38	111,916	60,626

FIA Card Services, N.A.	12.87	24,196	7,518	23.09	28,831	4,994

(1)Dollar amount required to meet guidelines for adequately capitalized institutions.

n/a = not applicable

     Table 16 provides a reconciliation of the Corporation’s total shareholders’ equity at June 30, 2010 and December 31, 2009 to Tier 1 common capital, Tier 1 capital and Total capital as defined by the regulations issued by the joint agencies.

Table 16
Reconciliation of Tier 1 Common Capital, Tier 1 Capital and Total Capital
	June 30	December 31
(Dollars in millions)	2010	2009

Total common shareholders’ equity	$215,181	$194,236
Goodwill	(85,801)	(86,314)
Nonqualifying intangible assets (1)	(7,429)	(8,299)
Net unrealized gains on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	135	1,034
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,965	4,092
Exclusion of fair value adjustment related to the Merrill Lynch structured notes (2)	2,033	3,010
Common Equivalent Securities	-	19,290
Disallowed deferred tax asset	(8,840)	(7,080)
Other	472	425

Total Tier 1 common capital	119,716	120,394

Preferred stock	17,993	17,964
Trust preferred securities	21,370	21,448
Noncontrolling interest	472	582

Total Tier 1 capital	159,551	160,388

Long-term debt qualifying as Tier 2 capital	40,837	43,284
Allowance for loan and lease losses	45,255	37,200
Reserve for unfunded lending commitments	1,413	1,487
Other (3)	(26,229)	(16,289)

Total capital	$220,827	$226,070

(1)	Nonqualifying intangible assets include core deposit intangibles, affinity relationships, customer relationships and other intangibles.

(2)	Represents loss on Merrill Lynch structured notes, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and total capital for regulatory purposes.

(3)
Balance includes a reduction of $27.3 billion and $18.6 billion related to allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets at June 30, 2010 and December 31, 2009. Balance also includes 45 percent of the pre-tax net unrealized gains on AFS marketable equity securities.

Enterprise-wide Stress Testing
     As a part of our core risk management practices, the Corporation conducts enterprise-wide stress tests on a periodic basis to better understand earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts to our risk profile, capital and liquidity. Scenarios are selected by a group comprised of senior line of business, risk and finance executives. Impacts to each line of business from each scenario are then determined and analyzed, primarily leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Risk Oversight Committee (ROC), ALMRC and the Enterprise Risk Committee of the Board and serves to inform and be incorporated, along with other core business processes, into decision making by management and the Board. The Corporation continues to invest in and improve stress testing capabilities as a core business process.
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
     The Basel II Final Rule (Basel II Rules), which was published on December 7, 2007, establishes requirements for the U.S. implementation and provides detailed capital requirements for credit and operational risk (Pillar 1), supervisory requirements (Pillar 2) and disclosure requirements (Pillar 3). We began Basel II parallel implementation on April 1, 2010.
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
     In July 2009, the Basel Committee on Banking Supervision (the Committee) released a consultative document entitled “Revisions to the Basel II Market Risk Framework” that would significantly increase the capital requirements for trading book activities if adopted as proposed. The proposal recommended implementation by December 31, 2010, but regulatory agencies are currently evaluating the proposed rulemaking and related impacts before establishing final rules. While the proposal originally recommended implementation by December 31, 2010, implementation is now targeted by December 31, 2011 but U.S. regulators have not yet issued implementing regulations. As a result, we cannot determine the final implementation date or capital impact of the rules.
     In December 2009, the Committee issued a consultative document entitled “Strengthening the Resilience of the Banking Sector,” with additional guidance published in July 2010 describing pending changes to the December consultative document. The Committee expects to issue final rules by year-end 2010 and is calling for regulators to implement regulations by year-end 2012. If adopted as proposed, the rules could significantly increase capital requirements for the Corporation. The consultative document and the Financial Reform Act propose disqualification of trust preferred securities and other hybrid capital securities from Tier 1 capital treatment with the Financial Reform Act proposing a phase-in over 2013 to 2015. The consultative document also proposes the potential capital deduction of certain assets (deferred tax assets, MSRs, and investments in financial firms within prescribed limitations certain of which may be significant), increased capital for counterparty credit risk, and new minimum capital and buffer requirements. For additional information on our MSRs, refer to Note 16 – Mortgage Servicing Rights to the Consolidated Financial Statements and Note 22 – Mortgage Servicing Rights to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. For additional information on deferred tax assets, refer to Note 19 – Income Taxes to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. We continue to monitor the development and potential impact of these proposals, but it is too early in the rulemaking process to determine a final implementation date or capital or other impact to us.
Common Share Issuances and Repurchases
     On February 24, 2010, 1.286 billion shares of common stock were issued through the conversion of Common Equivalent Stock into common stock. For more information regarding this conversion, see Preferred Stock Conversion below.
     There were no common shares repurchased in the first half of 2010 except for shares acquired under equity incentive plans, as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, on page 202. There is no existing Board authorized share repurchase program.
     For more information regarding our common share issuances, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.

Common Stock Dividends
     The following table is a summary of our regular quarterly cash dividends on common stock for 2010 as of August 6, 2010.

Table 17
Common Stock Cash Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share

July 28, 2010	September 3, 2010	September 24, 2010	$0.01

April 28, 2010	June 4, 2010	June 25, 2010	0.01

January 27, 2010	March 5, 2010	March 26, 2010	0.01

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
     The Corporation held a special meeting of stockholders on February 23, 2010 at which we obtained shareholder approval of an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock, and following effectiveness of the amendment, on February 24, 2010, the Common Equivalent Stock automatically converted in full into our common stock and the contingent warrants automatically expired without becoming exercisable and the CES ceased to exist.
Other
     As previously disclosed, in connection with the approval we received to repurchase the TARP preferred stock on December 9, 2009, the Corporation agreed to increase equity by $3.0 billion through net asset sales to be approved by the Federal Reserve and contracted for by June 30, 2010. The Federal Reserve has waived the June 30, 2010 requirement, and the Corporation now has until December 31, 2010 to generate the requisite additional capital. The Corporation has been active in selling assets generating $10 billion in gross proceeds and approximately $1.9 billion in after-tax GAAP accounting gains toward the $3.0 billion target. To the extent the assets sales are not completed by December 31, 2010, the Corporation must raise a commensurate amount of common equity. For more information regarding TARP, refer to page 53 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K as well as Note 15 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Preferred Stock Dividends
     The following table is a summary of our most recent cash dividend declarations on preferred stock as of August 6, 2010. For additional information on preferred stock, see Note 15 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Table 18
Preferred Stock Cash Dividend Summary
	Outstanding
	Notional
	Amount				Per Annum	Dividend Per
Preferred Stock	(in millions)	Declaration Date	Record Date	Payment Date	Dividend Rate	Share

Series B (1)	$1	July 28, 2010	October 11, 2010	October 25, 2010	7.00%	$1.75

Series D (2)	$661	July 2, 2010	August 31, 2010	September 14, 2010	6.204%	$0.38775

Series E (2)	$487	July 2, 2010	July 30, 2010	August 16, 2010	Floating	$0.25556

Series H (2)	$2,862	July 2, 2010	July 15, 2010	August 2, 2010	8.20%	$0.51250

Series I (2)	$365	July 2, 2010	September 15, 2010	October 1, 2010	6.625%	$0.41406

Series J (2)	$978	July 2, 2010	July 15, 2010	August 2, 2010	7.25%	$0.45312

Series K (3, 4)	$1,668	July 2, 2010	July 15, 2010	July 30, 2010	Fixed-to-Floating	$40.00

Series L	$3,349	June 17, 2010	July 1, 2010	July 30, 2010	7.25%	$18.1250

Series M (3, 4)	$1,434	April 2, 2010	April 30, 2010	May 17, 2010	Fixed-to-Floating	$40.625

Series 1 (5)	$146	July 2, 2010	August 15, 2010	August 31, 2010	Floating	$0.19167

Series 2 (5)	$526	July 2, 2010	August 15, 2010	August 31, 2010	Floating	$0.19167

Series 3 (5)	$670	July 2, 2010	August 15, 2010	August 30, 2010	6.375%	$0.39843

Series 4 (5)	$389	July 2, 2010	August 15, 2010	August 31, 2010	Floating	$0.25556

Series 5 (5)	$606	July 2, 2010	August 1, 2010	August 23, 2010	Floating	$0.25556

Series 6 (6)	$65	July 2, 2010	September 15, 2010	September 30, 2010	6.70%	$0.41875

Series 7 (6)	$17	July 2, 2010	September 15, 2010	September 30, 2010	6.25%	$0.39062

Series 8 (5)	$2,673	July 2, 2010	August 15, 2010	August 31, 2010	8.625%	$0.53906

Series 2 (MC) (7)	$1,200	July 2, 2010	August 15, 2010	August 30, 2010	9.00%	$2,250.00

Series 3 (MC) (7)	$500	July 2, 2010	August 15, 2010	August 30, 2010	9.00%	$2,250.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

(7)	Represents preferred stock of Merrill Lynch & Co., Inc. which is mandatorily convertible (MC) on October 15, 2010, but optionally convertible prior to that date.
Credit Risk Management
     During the first half of 2010, the residual effects of the economic downturn continued to impact most portfolios. Although credit quality showed improvement in the first half of 2010, net charge-offs, nonperforming loans and foreclosed properties remain elevated. Signs of economic stability and our proactive credit risk management initiatives positively impacted the credit portfolio as net charge-offs, delinquencies and internal risk ratings improved across most portfolios. Commercial reservable criticized levels decreased for the third consecutive quarter and nonperforming loans, leases and foreclosed properties decreased for the second consecutive quarter. Global and national economic uncertainty, regulatory initiatives and reform, however, continued to weigh on the credit portfolios through June 30, 2010. For more information, see Economic Environment beginning on page 92. Credit metrics were also impacted by loans added to the balance sheet on January 1, 2010 in connection with the adoption of new consolidation guidance.
     We proactively refine our underwriting and credit management practices, as well as credit standards, to meet the changing economic environment. To actively mitigate losses and enhance customer support in our consumer businesses, we have expanded collections, loan modification and customer assistance infrastructures. We also have implemented a number of actions to mitigate losses in the commercial businesses including increasing the frequency and intensity of portfolio monitoring, hedging activity and our practice of transferring management of deteriorating commercial exposures to independent Special Asset officers as credits approach criticized levels. For more information on our loss mitigation activities, see Credit Risk Management on page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

     The following discussion provides an update on our home retention modification activities and should be read in conjunction with the discussion on page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K. Since January 2008, and through the second quarter of 2010, Bank of America and Countrywide have completed nearly 650,000 loan modifications with customers. This quarter included completion of over 80,000 customer loan modifications with total unpaid balances of approximately $18.7 billion, which included 38,000 customers who converted from trial period to permanent modifications under the government’s MHA program. Of the loan modifications completed in the second quarter of 2010, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications during the quarter include a combination of rate reduction and capitalization of past due amounts which represent 69 percent of the volume of modifications completed in the second quarter of 2010, while principal forbearance represented 17 percent and capitalization of past due amounts represented six percent. We also provide rate reductions, rate and payment extensions, principal forgiveness, and other actions. These modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 162 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
     Certain European countries (including Greece, Ireland, Italy, Portugal, and Spain) are currently experiencing varying degrees of financial stress. Risks from the debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on the global economic recovery, including the impact of non-sovereign debt in these countries. For more information on our direct sovereign and non-sovereign exposures in these countries, see Foreign Portfolio beginning on page 176.
     The April 20, 2010 oil spill in the Gulf of Mexico was a significant event for local economies in the region and energy related industries; however, the full extent of the long-term impacts will not be known for some time. We continue to closely monitor the situation and proactively work with our clients to monitor our exposure in both the commercial and consumer portfolios and more specifically for those clients and industries directly impacted by the spill. Based on the current status of the situation, the potential adverse impact of the oil spill on our credit exposure is manageable as our credit exposure in the region is small relative to the entire portfolio. We will continue to monitor the potential impact and take appropriate actions as necessary.
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
Consumer Credit Portfolio
     Improvement in the U.S. economy and stabilization in the labor markets during the first half of 2010 resulted in lower losses and lower delinquencies in most consumer portfolios during the three months ended June 30, 2010 when compared to the same period in 2009 on a managed basis. However, economic deterioration throughout 2009, weakness in the housing markets and tighter availability of credit continued to keep net charge-offs elevated in most portfolios for the six months ended June 30, 2010 when compared to the same period in 2009. In addition, our consumer real estate portfolios were impacted during the six months ended June 30, 2010 by net charge-offs taken on certain modified loans deemed to be collateral dependent pursuant to clarification of regulatory guidance, and our foreign credit card portfolio was impacted during the three months ended June 30, 2010 by the acceleration of charge-offs on certain renegotiated loans as policies were conformed to align with the domestic portfolio. For more information on the quarterly impacts of complying with regulatory guidance on collateral dependent modified loans, see Regulatory Initiatives beginning on page 137.
     The 2010 consumer credit card credit quality statistics include the impact of consolidation of VIEs. Under the new consolidation guidance, we consolidated all previously off-balance sheet securitized credit card receivables along with certain home equity and auto loans. The following tables include the December 31, 2009 balances as well as the January 1, 2010 balances to show the impact of the adoption of the new consolidation guidance. Accordingly, the June 30, 2010 credit quality statistics under the new consolidation guidance should be compared to the amounts presented in the January 1, 2010 column.

     Table 19 presents our outstanding consumer loans and the Countrywide purchased credit-impaired loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were written down to fair value upon acquisition. In addition to being included in the “Outstandings” columns in the following table, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. For additional information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide purchased credit-impaired loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio beginning on page 158 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into more conventional term loans and are now included in the residential mortgage portfolio shown below.

Table 19
Consumer Loans
				Countrywide Purchased Credit-
	Outstandings			impaired Loan Portfolio(1)
	June 30	January 1	December 31	June 30	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009	2010 (1)	2009

Residential mortgage (2)	$245,502	$242,129	$242,129	$10,860	$11,077

Home equity	146,274	154,202	149,126	13,019	13,214

Discontinued real estate (3)	13,780	14,854	14,854	12,328	13,250

Credit card – domestic	116,739	129,642	49,453	n/a	n/a

Credit card – foreign	26,391	31,182	21,656	n/a	n/a

Direct/Indirect consumer (4)	98,239	99,812	97,236	n/a	n/a

Other consumer (5)	3,008	3,110	3,110	n/a	n/a

Total	$649,933	$674,931	$577,564	$36,207	$37,541

(1)	Balances reflect the impact of new consolidation guidance. Adoption of the new consolidation guidance did not impact the Countrywide purchased credit-impaired loan portfolio.

(2)	Outstandings include foreign residential mortgages of $500 million and $552 million at June 30, 2010 and December 31, 2009.

(3)
Outstandings include $12.4 billion and $13.4 billion of pay option loans and $1.4 billion and $1.5 billion of subprime loans at June 30, 2010 and December 31, 2009. We no longer originate these products.

(4)
Outstandings include dealer financial services loans of $46.4 billion and $41.6 billion, consumer lending loans of $15.8 billion and $19.7 billion, domestic securities-based lending margin loans of $14.6 billion and $12.9 billion, student loans of $10.3 billion and $10.8 billion, foreign consumer loans of $7.5 billion and $8.0 billion and other consumer loans of $3.7 billion and $4.2 billion at June 30, 2010 and December 31, 2009, respectively.

(5)
Outstandings include consumer finance loans of $2.1 billion and $2.3 billion, other foreign consumer loans of $733 million and $709 million and consumer overdrafts of $186 million and $144 million at June 30, 2010 and December 31, 2009.

n/a = not applicable

     Table 20 presents our accruing consumer loans past due 90 days or more and our nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans insured by the Federal Housing Administration (FHA) are not reported as nonperforming as principal repayment is insured by the FHA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide purchased credit-impaired loans even though the customer may be contractually past due.

Table 20
Consumer Credit Quality
	Accruing Past Due 90 Days or More			Nonperforming
	June 30	January 1	December 31	June 30	January 1	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009	2010 (1)	2010 (1)	2009

Residential mortgage (2)	$15,337	$11,680	$11,680	$18,283	$16,596	$16,596

Home equity	—	—	—	2,951	4,252	3,804

Discontinued real estate	—	—	—	293	249	249

Credit card – domestic	4,073	5,408	2,158	n/a	n/a	n/a

Credit card – foreign	453	799	500	n/a	n/a	n/a

Direct/Indirect consumer	1,186	1,492	1,488	85	86	86

Other consumer	4	3	3	72	104	104

Total	$21,053	$19,382	$15,829	$21,684	$21,287	$20,839

(1)	Balances reflect the impact of new consolidation guidance.

(2)
Residential mortgages accruing past due 90 days or more represent loans insured by the FHA. At June 30, 2010 and December 31, 2009, balances include $6.3 billion and $2.2 billion of loans on which interest has been curtailed by the FHA although principal is still insured. See Residential Mortgage beginning on page 151 for more detail.

n/a = not applicable
     Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 3.24 percent (0.97 percent excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios) and 2.74 percent (0.79 percent excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios) at June 30, 2010 and December 31, 2009. Nonperforming consumer loans as a percentage of outstanding consumer loans were 3.34 percent (3.70 percent excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios) and 3.61 percent (3.95 percent excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios) at June 30, 2010 and December 31, 2009.

     Table 21 presents net charge-offs and related ratios for our consumer loans and leases for the three and six months ended June 30, 2010 and 2009 (managed basis for 2009). The reported net charge-off ratios for residential mortgage, home equity and discontinued real estate include the Countrywide purchased credit-impaired loan portfolio.

Table 21
Consumer Net Charge-offs/Net Losses and Related Ratios
	Net Charge-offs/Losses				Net Charge-off/Loss Ratios (1, 2)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Held basis
Residential mortgage	$971	$1,085	$2,040	$1,870	1.57%	1.72%	1.67%	1.45%
Home equity	1,741	1,839	4,138	3,520	4.71	4.71	5.55	4.50
Discontinued real estate	19	35	40	50	0.54	0.76	0.57	0.53
Credit card – domestic	3,517	1,788	7,480	3,214	11.88	13.87	12.36	11.72
Credit card – foreign	942	276	1,573	462	13.64	5.88	11.02	5.22
Direct/Indirect consumer	879	1,475	1,988	2,724	3.58	5.90	4.02	5.46
Other consumer	73	99	131	196	10.01	11.93	8.90	11.80

Total held	$8,142	$6,597	$17,390	$12,036	4.96	4.39	5.28	3.96

Supplemental managed basis data
Credit card – domestic	n/a	$4,530	n/a	$7,951	n/a	12.69	n/a	10.91
Credit card – foreign	n/a	517	n/a	890	n/a	7.06	n/a	6.29

Total credit card – managed	n/a	$5,047	n/a	$8,841	n/a	11.73	n/a	10.16

(1)	Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases.

(2)
Net charge-off ratios excluding the Countrywide purchased credit-impaired loan portfolio were 1.65 percent and 1.75 percent for residential mortgage, 5.17 percent and 6.08 percent for home equity, 4.90 percent and 4.66 percent for discontinued real estate and 5.26 percent and 5.59 percent for the total held portfolio for the three and six months ended June 30, 2010, respectively. Net charge-off ratios excluding the Countrywide purchased credit impaired loan portfolio were 1.79 percent and 1.51 percent for residential mortgage, 5.17 percent and 4.94 percent for home equity, 7.81 percent and 5.43 percent for discontinued real estate and 4.71 percent and 4.24 percent for the total held portfolio for the three and six months ended June 30, 2009. These are the only product classifications materially impacted by the Countrywide purchased credit-impaired loan portfolio for the three and six months ended June 30, 2010 and 2009. For all loan and lease categories, the net charge-offs were unchanged.

n/a = not applicable
     We believe that the presentation of information adjusted to exclude the impact of the Countrywide purchased credit-impaired loan portfolio is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we supplement certain reported statistics with information that is adjusted to exclude the impact of the Countrywide purchased credit-impaired loan portfolio. In addition, beginning on page 158, we separately disclose information on the Countrywide purchased credit-impaired loan portfolio.
Residential Mortgage
     The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 38 percent of consumer loans at June 30, 2010. Approximately 14 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our affluent customers. The remaining portion of the portfolio is mostly in All Other and is comprised of both purchased loans as well as residential loans originated for our customers and used in our overall ALM activities.

     At June 30, 2010 and December 31, 2009, the residential mortgage portfolio included $27.3 billion and $12.9 billion of outstanding loans that were insured by the FHA. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of FHA insurance. Table 22 presents certain residential mortgage key indicators on both a reported basis and excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios. We believe the presentation of information adjusted to exclude the impacts of the Countrywide purchased credit-impaired and FHA insured loan portfolios is more representative of the credit risk in this portfolio. For more information on the Countrywide purchased credit-impaired loan portfolio, see the discussion beginning on page 158.

Table 22
Residential Mortgage – Key Credit Statistics
			Excluding Countrywide
			Purchased Credit-impaired and
	Reported Basis		FHA Insured Loans
	June 30	December 31	June 30	December 31
(Dollars in millions)	2010	2009	2010	2009

Outstandings	$245,502	$242,129	$207,362	$218,147
Accruing past due 90 days or more	15,337	11,680	n/a	n/a
Nonperforming loans	18,283	16,596	18,283	16,596
Percent of portfolio with refreshed LTVs greater than 90 but less than 100	13%	12%	11%	11%
Percent of portfolio with refreshed LTVs greater than 100	26	27	20	23
Percent of portfolio with refreshed FICOs below 620	20	17	13	12
Percent of portfolio in the 2006 and 2007 vintages	38	42	40	42

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2010	2009	2010	2009	2010	2009	2010	2009

Net charge-offs (1)
Amount	$971	$1,085	$2,040	$1,870	$971	$1,085	$2,040	$1,870
Ratios	1.57%	1.72%	1.67%	1.45%	1.85%	1.79%	1.93%	1.52%

(1)	Net charge-off dollar amounts remained unchanged after excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios.

n/a = not applicable
     The following discussion presents the residential mortgage portfolio excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios.
     We have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitizations which are cash collateralized and provided mezzanine risk protection of $2.2 billion and $2.5 billion at June 30, 2010 and December 31, 2009 which will reimburse us in the event that losses exceed 10 bps of the original pool balance. As of June 30, 2010 and December 31, 2009, $61.7 billion and $70.7 billion of residential mortgage loans were referenced under these agreements. At June 30, 2010 and December 31, 2009, we had a receivable of $944 million and $1.0 billion from these synthetic securitizations for reimbursement of losses. Also, we have entered into credit protection agreements with FNMA and FHLMC totaling $7.4 billion and $6.6 billion as of June 30, 2010 and December 31, 2009, providing full protection on conforming residential mortgage loans that become severely delinquent. The reported net charge-offs for residential mortgages do not include the benefits of amounts reimbursable under cash collateralized synthetic securitizations. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio for the three and six months ended June 30, 2010 would have been reduced by 13 bps and nine bps as compared to 35 bps and 30 bps for the same periods in 2009. Synthetic securitizations and the protection provided by FNMA and FHLMC together mitigated risk on 33 percent and 35 percent of our residential mortgage portfolio at June 30, 2010 and December 31, 2009. These credit protection agreements reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At June 30, 2010 and December 31, 2009, these synthetic securitizations had the cumulative effect of reducing our risk-weighted assets by $7.0 billion and $16.8 billion, and increased our Tier 1 capital ratio by five bps and 11 bps and our Tier 1 common capital ratio by four bps and eight bps. For further information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
     Nonperforming residential mortgage loans increased $1.7 billion compared to December 31, 2009 due to the continued impact of the weak housing markets. At June 30, 2010, $11.6 billion, or 64 percent, of the nonperforming residential mortgage loans were greater than 180 days past due and had been written down to the fair value of the underlying collateral. Net charge-offs decreased $114 million to $971 million for the second quarter of 2010, or 1.85 percent of total average residential mortgage loans compared to 1.79 percent for the same period in the prior year. This decrease was driven primarily by favorable delinquency trends due in part to improvement in the U.S. economy. Net charge-offs increased $170 million to $2.0 billion for the six months ended June 30, 2010, or 1.93 percent of total average residential mortgage loans, compared to 1.52 percent for the same period in 2009. This increase was driven primarily by $175 million of net charge-offs related to compliance with regulatory guidance on collateral dependent modified loans that were written down to their underlying collateral value. Excluding the impact of the collateral dependent modified loans, net charge-offs were flat, but continue to improve from their peak in the third quarter of 2009. Net charge-off ratios were further impacted by lower loan balances partially as a result of increased paydowns and charge-offs.
     Certain risk characteristics of the residential mortgage portfolio continued to contribute to higher losses. These characteristics include loans with a high refreshed loan-to-value (LTV), loans originated at the peak of home prices in 2006 and 2007, loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced, as well as interest-only loans. Although the disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised six percent and seven percent of the residential mortgage portfolio at June 30, 2010 and December 31, 2009, but accounted for 25 percent and 27 percent of the residential mortgage net charge-offs during the three and six months ended June 30, 2010.
     Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the residential mortgage portfolio at both June 30, 2010 and December 31, 2009. Loans with a refreshed LTV greater than 100 percent represented 20 percent of the residential mortgage loan portfolio at June 30, 2010 and 23 percent at December 31, 2009. Of the loans with a refreshed LTV greater than 100 percent, 88 percent were performing at both June 30, 2010 and December 31, 2009. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration from the weakened economy. Loans to borrowers with refreshed FICO scores below 620 represented 13 percent and 12 percent of the residential mortgage portfolio at June 30, 2010 and December 31, 2009.
     The 2006 and 2007 vintage loans, which represented 40 percent and 42 percent of our residential mortgage portfolio at June 30, 2010 and December 31, 2009, have higher refreshed LTVs and accounted for 68 percent and 69 percent of nonperforming residential mortgage loans at June 30, 2010 and December 31, 2009. These vintages of loans accounted for 80 percent of residential mortgage net charge-offs during both the three and six months ended June 30, 2010 and 81 percent for both the three and six months ended June 30, 2009.
     The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. California and Florida combined represented 44 percent of outstandings and 48 percent of nonperforming loans at June 30, 2010, but accounted for 56 percent and 58 percent of the net charge-offs during the three and six months ended June 30, 2010. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both June 30, 2010 and December 31, 2009.

Table 23
Residential Mortgage State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
					Three Months Ended		Six Months Ended
	June 30	December 31	June 30	December 31	June 30		June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

California	$77,917	$81,508	$6,686	$5,967	$407	$464	$887	$794
New York	15,077	15,088	753	632	23	12	21	21
Florida	14,276	15,752	2,113	1,912	135	194	295	328
Texas	9,217	9,865	499	534	11	17	20	28
Virginia	7,029	7,496	472	450	17	24	41	47
Other U.S./Foreign	83,846	88,438	7,760	7,101	378	374	776	652

Total residential mortgage loans (excluding the Countrywide purchased credit-impaired residential mortgage loan portfolio and FHA insured loans)	$207,362	$218,147	$18,283	$16,596	$971	$1,085	$2,040	$1,870

Total FHA insured loans	27,280	12,905
Total Countrywide purchased credit-impaired residential mortgage loan portfolio	10,860	11,077

Total residential mortgage loan portfolio	$245,502	$242,129

     Of the residential mortgage loans, $76.3 billion, or 37 percent, at June 30, 2010 are interest-only loans of which 90 percent were performing. Nonperforming balances on interest-only residential mortgage loans were $7.6 billion, or 41 percent, of total nonperforming residential mortgages. Additionally, net charge-offs on the interest-only portion of the portfolio represented 50 percent and 49 percent of the total residential mortgage net charge-offs for the three and six months ended June 30, 2010.
     The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At June 30, 2010, our CRA portfolio comprised seven percent of the residential mortgage loan balances but comprised 17 percent of nonperforming residential mortgage loans. This portfolio also comprised 23 percent and 24 percent of residential mortgage net charge-offs during the three and six months ended June 30, 2010.
     We securitize first-lien mortgage loans generally in the form of MBS guaranteed by GSEs. In addition, in prior years, legacy companies have sold pools of first-lien mortgage loans and home equity loans as private label MBS or in the form of whole loans. In connection with these securitizations and whole loan sales, we and our legacy companies made various representations and warranties to the GSEs, private label MBS investors, monolines, and other whole loan purchasers. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans, indemnify or provide other recourse to an investor or securitization trust. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to sellers of loans for representations and warranties previously provided to us when such loans were purchased. These representations and warranties can be enforced by the investor or, in certain first-lien and home equity securitizations where monolines have insured all or some of the related bonds issued, by the insurer at any time over the life of the loan. However, most demands for repurchase have occurred within the first few years of origination, generally after a loan has defaulted. Importantly, the contractual liability to repurchase arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or securitization trust, or if there is a breach of other standards established by the terms of the related sale agreement. Our current operations are structured to attempt to limit the risk of repurchase and accompanying credit exposure by ensuring consistent production of quality mortgages and by servicing those mortgages consistent with secondary mortgage market standards. In addition, certain securitizations include guarantees written to protect purchasers of the loans from credit losses up to a specified amount. The probable losses to be absorbed under the representations and warranties obligations and the guarantees are recorded as a liability when the loans are sold and are updated by accruing a representations and warranties expense in mortgage banking income throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include actual defaults, estimated future defaults, historical loss experience, probability that a repurchase request will be received and probability that a loan will be required to be repurchased. See Home Equity below and Complex Accounting Estimates – Representations and Warranties on page 195 for information related to our estimated liability for representations and warranties and corporate guarantees related to mortgage-related securitizations.
     For additional information regarding disputes involving monolines, see Note 8 – Securitizations and Other Variable Interest Entities, to the Consolidated Financial Statements, Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
Home Equity
     The home equity portfolio makes up 23 percent of the consumer portfolio and is comprised of home equity lines of credit, home equity loans and reverse mortgages. At June 30, 2010, approximately 87 percent of the home equity portfolio was included in Home Loans & Insurance, while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $2.9 billion at June 30, 2010 compared to December 31, 2009 due to charge-offs and balance paydowns, partially offset by the adoption of new consolidation guidance, which resulted in the consolidation of $5.1 billion of home equity loans on January 1, 2010. Of the loans in the home equity portfolio at June 30, 2010 and December 31, 2009, $25.7 billion and $26.0 billion, or 18 percent for both periods, were in first lien positions (19 percent excluding the Countrywide purchased credit-impaired home equity loan portfolio for both periods). For more information on the Countrywide purchased credit-impaired home equity loan portfolio, see the discussion beginning on page 158.
     Home equity unused lines of credit totaled $87.4 billion at June 30, 2010 compared to $92.7 billion at December 31, 2009. This decrease was due primarily to account attrition as well as line management initiatives on deteriorating accounts which more than offset new production. The home equity line of credit utilization rate was 58 percent at June 30, 2010 compared to 57 percent at December 31, 2009.

     Table 24 presents certain home equity key credit statistics on both a reported basis as well as excluding the Countrywide purchased credit-impaired loan portfolio. We believe the presentation of information adjusted to exclude the impacts of the Countrywide purchased credit-impaired loan portfolio is more representative of the credit risk in this portfolio.

Table 24
Home Equity - Key Credit Statistics
			Excluding Countrywide Purchased
	Reported Basis		Credit-impaired Loans
	June 30	December 31	June 30	December 31
(Dollars in millions)	2010	2009	2010	2009

Outstandings	$146,274	$149,126	$133,255	$135,912
Nonperforming loans	2,951	3,804	2,951	3,804
Percent of portfolio with refreshed CLTVs greater than 90 but less than 100	12%	12%	12%	12%
Percent of portfolio with refreshed CLTVs greater than 100	35	35	31	31
Percent of portfolio with refreshed FICOs below 620	14	13	12	13
Percent of portfolio in the 2006 and 2007 vintages	50	52	47	49

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2010	2009	2010	2009	2010	2009	2010	2009

Net charge-offs (1)
Amount	$1,741	$1,839	$4,138	$3,520	$1,741	$1,839	$4,138	$3,520
Ratios	4.71%	4.71%	5.55%	4.50%	5.17%	5.17%	6.08%	4.94%

(1)	Net charge-off dollar amounts remained unchanged after excluding the Countrywide purchased credit-impaired loan portfolio.
     The following discussion presents the home equity portfolio excluding the Countrywide purchased credit-impaired loan portfolio.
     Nonperforming home equity loans decreased $853 million to $3.0 billion compared to December 31, 2009 driven primarily by charge-offs, including those recorded in connection with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans, and the rate of nonperforming TDRs returning to performing status which together outpaced delinquency inflows and the impact of the adoption of new consolidation guidance. For more information on TDRs, refer to Nonperforming Consumer Loans and Foreclosed Properties Activity on page 162 and Note 6 - Outstanding Loans and Leases to the Consolidated Financial Statements. At June 30, 2010, $748 million, or 25 percent, of the nonperforming home equity loans were greater than 180 days past due and had been written down to their fair values. Net charge-offs decreased $98 million to $1.7 billion or 5.17 percent of total average home equity loans for the three months ended June 30, 2010, compared to $1.8 billion or 5.17 percent for the same period in the prior year. The decrease was primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy, partially offset by $128 million of net charge-offs related to compliance with regulatory guidance on collateral dependent modified loans that were written down to the underlying collateral value, and $126 million of net charge-offs related to home equity loans that were consolidated on January 1, 2010 under new consolidation guidance. Net charge-offs increased $618 million to $4.1 billion for the six months ended June 30, 2010 or 6.08 percent of total average home equity loans compared to 4.94 percent for the same period in 2009. The increase was driven by the same factors noted in the three-month discussion above with the impact of implementing regulatory guidance on collateral dependent modified loans resulting in $771 million in net charge-offs for the six months ended June 30, 2010. Net charge-off ratios were further impacted by lower loan balances partially as a result of paydowns and charge-offs.
     There are certain risk characteristics of the home equity portfolio which have contributed to higher losses. These characteristics include loans with a high refreshed combined loan-to-value (CLTV), loans originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced, and in some cases, eliminated all collateral value after consideration of the first lien position. Although the disclosures below address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Home equity loans with all of these higher risk characteristics comprised 11 percent of the total home equity portfolio at both June 30, 2010 and December 31, 2009, but have accounted for 30 percent of the home equity net charge-offs for both the three and six months ended June 30, 2010.
     Home equity loans with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 12 percent of the home equity portfolio at both June 30, 2010 and December 31, 2009. Loans with refreshed CLTVs greater than 100 percent comprised 31 percent of the home equity portfolio at both June 30, 2010 and December 31, 2009. Of those loans with a refreshed CLTV greater than 100 percent, 97 percent were performing at June 30, 2010 while 95 percent were performing at December 31, 2009. Home equity loans and lines of credit with a refreshed CLTV greater than 100 percent reflect loans where the balance and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the LTV of the first lien, there may be collateral in excess of the first lien that is available to reduce the severity of loss on the second lien. The majority of these high refreshed CLTV ratios are due to the weakened U.S. economy and home price declines. In addition, loans to borrowers with a refreshed FICO score below 620 represented 12 percent and 13 percent of the home equity loans at June 30, 2010 and December 31, 2009. Of the total home equity portfolio, 71 percent at June 30, 2010 and 68 percent at December 31, 2009 were interest-only loans.
     The 2006 and 2007 vintage loans, which represent 47 percent and 49 percent of our home equity portfolio at June 30, 2010 and December 31, 2009, have higher refreshed CLTVs and accounted for 58 percent of nonperforming home equity loans at June 30, 2010 compared to 62 percent at December 31, 2009. These vintages of loans accounted for 65 percent of net charge-offs for both the three and six months ended June 30, 2010 compared to 72 percent and 73 percent for the three and six months ended June 30, 2009.
     The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity loan portfolio. California and Florida combined represented 41 percent of the total home equity portfolio and 45 percent of nonperforming home equity loans at June 30, 2010, but accounted for 56 percent and 57 percent of the home equity net charge-offs for the three and six months ended June 30, 2010. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at June 30, 2010 but comprised only seven percent and six percent of net charge-offs for the three and six months ended June 30, 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of outstanding home equity loans at June 30, 2010 and 12 percent of net charge-offs for both the three and six months ended June 30, 2010.

Table 25
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
					Three Months Ended		Six Months Ended
	June 30	December 31	June 30	December 31	June 30		June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

California	$38,141	$38,573	$819	$1,178	$601	$690	$1,472	$1,322

Florida	15,856	16,735	519	731	371	424	885	825

New York	8,595	8,752	247	274	80	70	165	118

New Jersey	8,520	8,732	171	192	60	52	130	107

Massachusetts	6,080	6,155	81	90	25	25	61	47

Other U.S./Foreign	56,063	56,965	1,114	1,339	604	578	1,425	1,101

Total home equity loans (excluding the Countrywide purchased credit-impaired home equity loan portfolio)	$133,255	$135,912	$2,951	$3,804	$1,741	$1,839	$4,138	$3,520

Total Countrywide purchased credit-impaired home equity loan portfolio	13,019	13,214

Total home equity loan portfolio	$146,274	$149,126

     The following addresses repurchase requests and liabilities related to representations and warranties and should be read in conjunction with Residential Mortgage representations and warranties on page 154 and Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
     Although the timing and volume has varied, we have experienced increasing repurchase and similar requests from buyers and insurers including monolines. However, we have received a very limited number of repurchase requests related to private label MBS transactions. We perform a loan by loan review of all repurchase requests and have and will continue to contest such demands that we do not believe are valid. Overall, disputes have increased with buyers and insurers regarding representations and warranties.
     We and our legacy companies have an established history of working with the GSEs on repurchase requests and have generally established a mutual understanding of what represents a valid defect and the protocols necessary for loan repurchases. However, unlike the repurchase protocols and experience established with GSEs, our experience with the monolines and other third party buyers has been varied and the protocols and experience with the monolines has not been as predictable as with the GSEs. In addition, we and our legacy companies have very limited experience with private label MBS repurchases as the number of repurchase requests received has been very limited. We have repurchased loans and have established a liability for representations and warranties for monoline repurchase requests for valid identified defects. A liability has also been established for monoline repurchase requests that are in the process of review based on historical repurchase experience with each monoline to the extent such experience provides a reliable basis on which to estimate incurred losses from future repurchase activity. We have also established a liability related to repurchase requests subject to negotiation and unasserted requests to repurchase current and future defaulted loans where it is believed a more consistent repurchase experience with certain monolines. For other monolines, in view of the inherent difficulty of predicting the outcome of those repurchase requests where a valid defect has not been identified or the inherent difficulty in predicting future claim requests and the related outcome in the case of unasserted requests to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, we cannot reasonably estimate the eventual outcome. In addition the timing of the ultimate resolution, or the eventual loss, if any, of those repurchase requests cannot be reasonably estimated. For the monolines where we have not established sufficient, consistent repurchase experience, we are unable to estimate the possible loss or a range of loss. Thus, a liability has not been established related to repurchase requests where a valid defect has not been identified, or in the case of any unasserted requests to repurchase loans from the securitization trusts in which monolines have insured all or some of the related bonds. The liability for representations and warranties, and corporate guarantees, is included in accrued expenses and other liabilities and the related expense is included in mortgage banking income. At June 30, 2010 and December 31, 2009, the liability was $3.9 billion and $3.5 billion. For the three and six months ended June 30, 2010, the representations and warranties and corporate guarantees expense was $1.2 billion and $1.8 billion, compared to $446 million and $880 million for the same periods in 2009. Representation and warranties expense may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances.
     At June 30, 2010, the unpaid principal balance of loans related to unresolved repurchase requests previously received from monolines was approximately $4.0 billion, including $2.3 billion that have been reviewed by the Corporation where, in its view, a valid defect has not been identified which would constitute an actionable breach of its representations and warranties and $1.7 billion that is in the process of review. At June 30, 2010, the unpaid principal balance of loans for which the monolines had requested loan files for review but for which no repurchase request has been received was approximately $9.8 billion. There will likely be additional requests for loan files in the future leading to repurchase requests. However, we do not believe that we will receive a repurchase request for every loan in a securitization or every file requested; nor do we believe that we will determine that a valid defect exists for every loan repurchase request. We will continue to evaluate and review repurchase requests from the monolines and contest such demands that we do not believe are valid. Our exposure to loss from monoline repurchase requests will be determined by the number and amount of loans ultimately repurchased offset by the applicable underlying collateral value in the real estate securing these loans. In the unlikely event that repurchase would be required for the entire amount of all loans in all securitizations, regardless of whether the loans were current, and without considering whether a repurchase demand might be asserted or whether such demand actually showed a valid defect in any loans from the securitization trusts in which monolines have insured all or some of the related bonds, assuming the underlying collateral has no value, the maximum amount of potential loss would be no greater than the unpaid principal balance of the loans repurchased plus accrued interest. For additional information regarding disputes involving monoline financial guarantors, see Note 8 – Securitizations and Other Variable Interest Entities, to the Consolidated Financial Statements, Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
Discontinued Real Estate
     The discontinued real estate portfolio, totaling $13.8 billion at June 30, 2010, consisted of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At June 30, 2010, the Countrywide purchased credit-impaired loan portfolio comprised $12.3 billion, or 89 percent, of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio below for more information on the discontinued real estate portfolio.
     At June 30, 2010, the purchased discontinued real estate portfolio that was not credit impaired was $1.5 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 24 percent of the portfolio and those with refreshed FICO scores below 620 represented 43 percent of the portfolio. California represented 37 percent of the portfolio and 31 percent of the nonperforming loans while Florida represented nine percent of the portfolio and 14 percent of the nonperforming loans at June 30, 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 15 percent of outstanding discontinued real estate loans at June 30, 2010.
     Pay option ARMs, which are included in the discontinued real estate portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually (subject to resetting of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after the initial five or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan’s principal balance to reach a certain level within the first 10 years of the life of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required.
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
     At June 30, 2010, the unpaid principal balance of pay option loans was $15.5 billion, with a carrying amount of $12.4 billion, including $11.7 billion of loans that were credit-impaired upon acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $13.6 billion including $924 million of negative amortization. The percentage of borrowers electing to make only the minimum payment on option ARMs was 64 percent at June 30, 2010. We continue to evaluate our exposure to payment resets on the acquired negatively amortizing loans and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). We also continue to evaluate the potential for resets on the Countrywide purchased credit-impaired pay option loan portfolio. Based on our expectations, 12 percent, 10 percent and two percent of the pay option loan portfolio is expected to reset in the remainder of 2010, and in 2011 and 2012, respectively. Approximately four percent are expected to reset thereafter, and approximately 72 percent are expected to repay prior to being reset.
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
     Acquired loans from Countrywide that were considered credit-impaired were written down to fair value at the acquisition date. As of June 30, 2010, the carrying value was $36.2 billion, or $30.9 billion net of the valuation reserve of $5.3 billion, and the unpaid principal balance was $44.9 billion. Based on the unpaid principal balance at June 30, 2010, $15.8 billion was more than 180 days past due, including $10.5 billion of first lien and $5.3 billion of home equity. Of the $29.1 billion that is less than 180 days past due, $23.6 billion or 81 percent, based on the unpaid principal balance, were current based on their contractual terms while $2.8 billion, or 10 percent, were in early stage delinquency. During the three months ended June 30, 2010, we recorded $328 million of provision for credit losses which was comprised of $276 million for home equity loans and $52 million for discontinued real estate loans compared to a total provision of $620 million during the three months ended June 30, 2009. For the six months ended June 30, 2010, we recorded $1.2 billion of provision for credit losses which was comprised of $1.0 billion for home equity loans and $178 million for discontinued real estate loans compared to a total provision of $1.5 billion during the six months ended June 30, 2009. The incremental provision expense for the three months ended June 30, 2010 was driven primarily by the reassessment of modification and short sale benefits as we gain more experience with our troubled borrowers. Further, the incremental provision expense for the six months ended June 30, 2010 was also a result of a deteriorating view on defaults on more seasoned loans in the portfolio. The Countrywide purchased credit-impaired allowance for loan losses increased $1.4 billion from December 31, 2009 to $5.3 billion at June 30, 2010 as a result of additions to the allowance through the provision for credit losses and the reclassification to the nonaccretable difference of previous write-downs charged against the allowance. For further information on the purchased credit-impaired loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
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

Purchased Credit-impaired Residential Mortgage Loan Portfolio
     The Countrywide purchased credit-impaired residential mortgage loan portfolio outstandings were $10.9 billion at June 30, 2010 and comprised 30 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 38 percent of the Countrywide purchased credit-impaired residential mortgage loan portfolio at June 30, 2010. Refreshed LTVs greater than 90 percent represented 64 percent of the purchased credit-impaired residential mortgage loan portfolio after consideration of purchase accounting adjustments, and 80 percent of the purchased credit-impaired residential mortgage loan portfolio based on the unpaid principal balance at June 30, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now included in the residential mortgage outstandings in the table below.

Table 26
Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
	Outstandings
	June 30	December 31
(Dollars in millions)	2010	2009

California	$6,052	$6,142
Florida	812	843
Virginia	595	617
Maryland	277	278
Texas	168	166
Other U.S./Foreign	2,956	3,031

Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$10,860	$11,077

Purchased Credit-impaired Home Equity Loan Portfolio
     The Countrywide purchased credit-impaired home equity loan portfolio outstandings were $13.0 billion at June 30, 2010 and comprised 36 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans with a refreshed FICO score below 620 represented 26 percent of the Countrywide purchased credit-impaired home equity loan portfolio at June 30, 2010. Refreshed CLTVs greater than 90 percent represented 89 percent of the purchased credit-impaired home equity loan portfolio after consideration of purchase accounting adjustments and 84 percent of the purchased credit-impaired home equity loan portfolio based on the unpaid principal balance at June 30, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations.

Table 27
Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
	Outstandings
	June 30	December 31
(Dollars in millions)	2010	2009

California	$4,357	$4,311
Florida	770	765
Arizona	551	542
Virginia	542	550
Colorado	393	416
Other U.S./Foreign	6,406	6,630

Total Countrywide purchased credit-impaired home equity loan portfolio	$13,019	$13,214

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio
     The Countrywide purchased credit-impaired discontinued real estate loan portfolio outstandings were $12.3 billion at June 30, 2010 and comprised 34 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 57 percent of the Countrywide purchased credit-impaired discontinued real estate loan portfolio at June 30, 2010. Refreshed LTVs and CLTVs greater than 90 percent represented 52 percent of the purchased credit-impaired discontinued real estate loan portfolio after consideration of purchase accounting adjustments, and 83 percent of the purchased credit-impaired discontinued real estate loan portfolio based on the unpaid principal balance at June 30, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from amounts shown in the table below and included in the Countrywide purchased credit-impaired residential mortgage loan portfolio, but remain in the purchased credit-impaired loan pool.

Table 28
Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations
	Outstandings
	June 30	December 31
(Dollars in millions)	2010	2009

California	$6,645	$7,148
Florida	1,216	1,315
Washington	386	421
Virginia	367	399
Arizona	361	430
Other U.S./Foreign	3,353	3,537

Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$12,328	$13,250

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
     The consumer domestic credit card portfolio is managed in Global Card Services. Outstandings in the domestic credit card loan portfolio increased $67.3 billion compared to December 31, 2009 due to the adoption of new consolidation guidance. Compared to December 31, 2009 on a managed basis, outstandings decreased $12.9 billion as a result of a seasonal decline in transaction volume and lower origination volume. Net charge-offs increased $1.7 billion to $3.5 billion primarily due to the adoption of new consolidation guidance compared to the same period in the prior year on a held basis. Compared to the three and six months ended June 30, 2009 on a managed basis, net losses decreased $1.0 billion and $471 million due to lower levels of delinquencies and bankruptcies as a result of U.S. economic improvement. The net charge-off ratio was 11.88 percent and 12.36 percent of total average credit card – domestic loans in the three and six months ended June 30, 2010, compared to 12.69 percent and 10.91 percent for the same periods in the prior year on a managed basis. The increase in the net charge-off ratio for the six months ended June 30, 2010 was driven in part by lower loan balances partially due to reduced marketing and revised credit criteria. Domestic credit card loans 30 days or more past due and still accruing interest increased $3.3 billion from December 31, 2009 due to the adoption of new consolidation guidance while domestic credit card loans 30 days or more past due and still accruing interest on a managed basis decreased $2.7 billion. Domestic credit card loans 90 days or more past due and still accruing interest increased to $4.1 billion from $2.2 billion at December 31, 2009 due to the adoption of new consolidation guidance. Compared to December 31, 2009 on a managed basis, domestic credit card loans 90 days or more past due and still accruing interest decreased $1.3 billion. Both the 30 day past due and 90 day past due loans compared to a managed basis in the prior year were lower due to improvement in the U.S. economy including stabilization in the levels of unemployment.

     The table below presents certain state concentrations for the credit card – domestic portfolio. The 2009 periods are presented on a managed basis. Periods subsequent to January 1, 2010 reflect the adoption of new consolidation guidance.

Table 29
Credit Card - Domestic State Concentrations
			Accruing Past Due 90
	Outstandings		Days or More		Net Charge-offs
	June 30	December 31	June 30	December 31	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

California	$17,820	$20,048	$819	$1,097	$740	$945	$1,583	$1,646
Florida	9,512	10,858	462	676	442	586	956	1,039
Texas	7,792	8,653	253	345	213	255	456	442
New York	7,039	7,839	237	295	184	227	387	396
New Jersey	4,656	5,168	151	189	119	149	252	261
Other U.S.	69,920	77,076	2,151	2,806	1,819	2,368	3,846	4,167

Total credit card - domestic loan portfolio	$116,739	$129,642	$4,073	$5,408	$3,517	$4,530	$7,480	$7,951

     Unused lines of credit for domestic credit card totaled $413.3 billion at June 30, 2010 compared to $438.5 billion on a managed basis at December 31, 2009. The $25.2 billion decrease was driven by a combination of account management initiatives on higher risk or inactive accounts and tighter underwriting standards for new originations.
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
     The consumer foreign credit card portfolio is managed in Global Card Services. Outstandings in the foreign credit card loan portfolio increased $4.7 billion due to the adoption of new consolidation guidance. Compared to December 31, 2009 on a managed basis, outstandings declined $4.8 billion primarily due to the strengthening of the U.S. dollar against certain foreign currencies. During the three months ended June 30, 2010, $378 million of net charge-offs were accelerated on certain renegotiated loans to conform with charge-off policies on our domestic portfolio. Additionally, the adoption of new consolidation guidance and economic deterioration experienced during 2009 in Europe and Canada impacted results for the three and six months ended June 30, 2010 resulting in elevated net charge-off levels and ratios when compared to the same prior-year periods. The impact of these factors are reflected in Table 21. Net loss levels and ratios were also elevated when compared to the prior year on a managed basis. Net charge-offs increased $666 million and $1.1 billion to $942 million and $1.6 billion for the three and six months ended June 30, 2010. Compared to the same periods a year ago on a managed basis, net losses increased $425 million and $683 million. The net charge-off ratio was 13.64 percent and 11.02 percent of total average credit card – foreign loans during the three and six months ended June 30, 2010, compared to 7.06 percent and 6.29 percent for the same periods in the prior year on a managed basis.
     Unused lines of credit for foreign credit card totaled $64.0 billion at June 30, 2010 compared to $69.6 billion on a managed basis at December 31, 2009. The $5.6 billion decrease was driven primarily by the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound and the Euro.
Direct/Indirect Consumer
     At June 30, 2010, approximately 47 percent of the direct/indirect portfolio was included in Global Commercial Banking (dealer financial services – automotive, marine and recreational vehicle loans), 25 percent was in GWIM (principally other non-real estate secured, unsecured personal loans and securities-based lending margin loans), 17 percent was included in Global Card Services (consumer personal loans and other non-real estate-secured loans), and the remainder was in All Other (student loans).
     Outstanding loans and leases increased $1.0 billion to $98.2 billion at June 30, 2010 compared to December 31, 2009 as the adoption of new consolidation guidance and the purchase of auto receivables within the dealer financial services portfolio were partially offset by lower outstandings in the Global Card Services unsecured consumer lending portfolio. Net charge-offs decreased $596 million to $879 million for the three months ended June 30, 2010, or 3.58 percent of total average direct/indirect loans, compared to 5.90 percent for the same period in 2009. This decrease was primarily driven by reduced outstandings in the unsecured consumer lending portfolio from changes in underwriting criteria and lower levels of delinquencies and bankruptcies as a result of improvement in the U.S. economy including stabilization in the levels of unemployment. Net charge-offs also declined in the dealer financial services portfolio due to the impact of continued high credit quality originations and higher resale values. For the six months ended June 30, 2010, net charge-offs decreased $736 million to $2.0 billion, or 4.02 percent of total average direct/indirect loans, compared to 5.46 percent for the same period in 2009. Net charge-offs for the unsecured consumer lending portfolio decreased $463 million to $745 million and the loss rate decreased to 17.78 percent for the three months ended June 30, 2010, compared to 18.90 percent for the same period in the prior year. For the six months ended June 30, 2010, net charge-offs for the unsecured consumer lending portfolio decreased $502 million to $1.6 billion, although the loss rate increased to 18.43 percent compared to 16.13 percent for the same period in the prior year. This was primarily the result of a significant slowdown in new loan production due in part to changes in underwriting criteria. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $790 million compared to December 31, 2009, to $2.9 billion due primarily to the improvement in the unsecured consumer lending portfolio.
     The table below presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 30
Direct/Indirect State Concentrations
			Accruing Past Due
	Outstandings		90 Days or More		Net Charge-offs
	June 30	December 31	June 30	December 31	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

California	$12,108	$11,664	$169	$228	$154	$280	$361	$526
Texas	9,096	8,743	87	105	67	95	155	175
Florida	7,586	7,559	100	130	90	155	208	305
New York	5,546	5,111	65	73	49	69	106	125
Georgia	3,251	3,165	45	52	33	54	75	102
Other U.S./Foreign	60,652	60,994	720	900	486	822	1,083	1,491

Total direct/indirect loans	$98,239	$97,236	$1,186	$1,488	$879	$1,475	$1,988	$2,724

Other Consumer
     At June 30, 2010, approximately 69 percent of the $3.0 billion other consumer portfolio was associated with portfolios from certain consumer finance businesses that we previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Global Card Services and deposit overdrafts which are recorded in Deposits.
Nonperforming Consumer Loans and Foreclosed Properties Activity
     Table 31 presents nonperforming consumer loans and foreclosed properties activity during the most recent five quarters. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the account becomes 180 days past due. Real estate-secured past due consumer loans insured by the FHA are not reported as nonperforming as principal repayment is insured by the FHA. Additionally, nonperforming loans do not include the Countrywide purchased credit-impaired loan portfolio. For further information regarding nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. Total net additions to nonperforming loans for the three months ended June 30, 2010 were $127 million compared to $718 million for the three months ended March 31, 2010. The net additions to nonperforming loans for the three months ended June 30, 2010 were due to the continued impact of the weak housing markets; however, the pace of new nonaccrual loan inflows and net additions to nonperforming loans continued to decline quarter over quarter as we have experienced favorable portfolio trends due in part to the improving U.S. economy. Nonperforming consumer real estate related TDRs as a percentage of total nonperforming consumer loans and foreclosed properties declined to 19 percent at June 30, 2010 from 21 percent at December 31, 2009 due to an increase in nonperforming TDRs returning to performing status and charge-offs in connection with compliance with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans.
     The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the property value for costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due unless repayment of the loan is insured by the FHA. Property values are refreshed at least quarterly with additional charge-offs taken as needed. At June 30, 2010, $12.8 billion, or 66 percent of the nonperforming residential mortgage loans and foreclosed properties, included $11.6 billion of nonperforming loans greater than 180 days past due and $1.2 billion of foreclosed properties that had been written down to their fair values. In addition, $807 million, or 27 percent of the nonperforming home equity loans and foreclosed properties, included $748 million of nonperforming loans greater than 180 days past due and $59 million of foreclosed properties had been written down to their fair values.
     Foreclosed properties increased $356 million and $316 million during the three and six months ended June 30, 2010 as new foreclosed properties outpaced sales and write-downs during the periods. Purchased credit-impaired loans are excluded from our nonperforming loans as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. However, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent purchased credit-impaired loan, it is included in foreclosed properties. Net additions to foreclosed properties related to purchased credit-impaired loans were $272 million and $355 million for the three and six months ended June 30, 2010. Not included in foreclosed properties at June 30, 2010 was $1.4 billion of real estate that was acquired by the Corporation upon foreclosure of delinquent FHA insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal, costs incurred during the foreclosure process, up to certain limits, and interest incurred during the holding period.
Restructured Loans
     Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance under revised payment terms for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the purchased credit-impaired loan portfolio, are included in Table 31.
     At June 30, 2010, residential mortgage TDRs were $7.6 billion, an increase of $993 million and $2.3 billion during the three and six months ended June 30, 2010. Nonperforming TDRs increased $417 million and $532 million during the three and six months ended June 30, 2010 to $3.5 billion. Nonperforming residential mortgage TDRs represented 18 percent and 17 percent of total residential mortgage nonperforming loans and foreclosed properties at June 30, 2010 and December 31, 2009. Residential mortgage TDRs that were performing in accordance with their modified terms and excluded from nonperforming loans in Table 31 were $4.1 billion, an increase of $576 million and $1.8 billion during the three and six months ended June 30, 2010 driven by an increase in TDRs returning to performing status and new additions to TDRs.
     At June 30, 2010, home equity TDRs were $1.9 billion, a decrease of $37 million and $444 million during the three and six months ended June 30, 2010. Nonperforming TDRs decreased $276 million and $838 million during the three and six months ended June 30, 2010 to $856 million due primarily to nonperforming TDRs returning to performing status and charge-offs to comply with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans. Nonperforming home equity TDRs represented 28 percent and 44 percent of total home equity nonperforming loans and foreclosed properties at June 30, 2010 and December 31, 2009. Home equity TDRs that were performing in accordance with their modified terms and excluded from nonperforming loans in Table 31 were $1.0 billion at June 30, 2010, an increase of $239 million and $395 million during the three and six months ended June 30, 2010.
     Discontinued real estate TDRs totaled $111 million at June 30, 2010, an increase of $22 million and $33 million during the three and six months ended June 30, 2010. Of these loans, $79 million were nonperforming while the remaining $32 million were classified as performing at June 30, 2010.
     We also work with customers that are experiencing financial difficulty by renegotiating credit card, consumer lending and small business loans (the renegotiated portfolio), while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. The renegotiated portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination of interest rates and payment amounts. We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated portfolio is excluded from Table 31 as we do not generally classify consumer non-real estate loans as nonperforming. At June 30, 2010, our renegotiated portfolio was $14.1 billion of which $10.9 billion was current or less than 30 days past due under the modified terms. At December 31, 2009, our renegotiated portfolio, on a managed basis, was $15.8 billion of which $11.5 billion was current or less than 30 days past due under the modified terms. For more information on the renegotiated portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

     As a result of new accounting guidance on purchased credit-impaired loans, beginning January 1, 2010, modifications of loans in the purchased credit-impaired loan portfolio do not result in removal of the loan from the purchased credit-impaired loan portfolio pool. Table 31 does not include nonaccruing TDRs in the consumer real estate portfolio of $403 million and $395 million at June 30, 2010 and December 31, 2009 of both accruing and nonaccruing TDRs that were removed from the purchased credit-impaired loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.

Table 31
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in millions)	2010	2010	2009	2009	2009

Nonperforming loans
Balance, beginning of period	$21,557	$20,839	$19,654	$17,772	$14,592

Additions to nonperforming loans:
Consolidation of VIEs	-	448	-	-	-
New nonaccrual loans	5,033	6,298	6,521	6,696	7,076
Reductions in nonperforming loans:
Paydowns and payoffs	(528)	(625)	(371)	(410)	(382)
Returns to performing status (2)	(1,816)	(2,521)	(2,169)	(966)	(804)
Charge-offs (3)	(2,231)	(2,607)	(2,443)	(2,829)	(2,478)
Transfers to foreclosed properties	(331)	(275)	(353)	(609)	(232)

Total net additions to nonperforming loans	127	718	1,185	1,882	3,180

Total nonperforming loans, end of period (4)	21,684	21,557	20,839	19,654	17,772

Foreclosed properties
Balance, beginning of period	1,388	1,428	1,298	1,330	1,356

Additions to foreclosed properties:
New foreclosed properties (5)	847	549	701	488	434
Reductions in foreclosed properties:
Sales	(453)	(543)	(495)	(428)	(382)
Write-downs	(38)	(46)	(76)	(92)	(78)

Total net additions (reductions) to foreclosed properties	356	(40)	130	(32)	(26)

Total foreclosed properties, end of period	1,744	1,388	1,428	1,298	1,330

Nonperforming consumer loans and foreclosed properties, end of period	$23,428	$22,945	$22,267	$20,952	$19,102

Nonperforming consumer loans as a percentage of outstanding consumer loans	3.34%	3.26%	3.61%	3.40%	3.01%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties	3.60	3.46	3.85	3.62	3.23

(1)
Balances do not include nonperforming LHFS of $1.3 billion, $2.1 billion, $2.9 billion, $3.3 billion and $3.4 billion at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively. For more information on our definition of nonperforming loans, see the discussion beginning on page 162.

(2)
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

(3)
Our policy generally is not to classify consumer credit card and consumer loans not secured by real estate as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and therefore are excluded from this table.

(4)	58 percent of the nonperforming loans at June 30, 2010 are greater than 180 days past due and have been written down through charge-offs to 69 percent of unpaid principal balance.

(5)
Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded in noninterest expense. New foreclosed properties in the table above are net of $187 million, $209 million, $161 million, $270 million and $166 million of charge-offs during the second and first quarters of 2010 and the fourth, third and second quarters of 2009, respectively, recorded during the first 90 days after transfer.

Commercial Portfolio Credit Risk Management
     Commercial credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans and leases by loan size is an additional measure of portfolio risk diversification. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 36, 40, 44 and 45 summarize our concentrations. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.
     For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, refer to the Commercial Portfolio Credit Risk Management section beginning on page 64 in the MD&A of the Corporation’s 2009 Annual Report on Form 10-K as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
Commercial Credit Portfolio
     For the third consecutive quarter, reservable criticized balances and net credit losses in the commercial credit portfolio improved. Additionally, nonperforming loans, leases and foreclosed property balances declined for the second consecutive quarter. Improvement was largely driven by the commercial – domestic portfolio, but many credit indicators showed progress across the commercial portfolio. The improvement in the commercial – domestic portfolio was broad-based in terms of clients, industries and lines of business. Commercial real estate also continued to show some signs of stabilization during the three and six months ended June 30, 2010; however, levels of stressed commercial real estate loans remained elevated.
     Loan balances continued to decline on weak loan demand as businesses aggressively managed their working capital and production capacity by maintaining lean inventories, staff levels and physical locations. Additionally, borrowers continued to access the capital markets for financing while reducing their use of bank credit facilities. Risk mitigation strategies and net charge-offs further contributed to the decline in loan balances.

     Table 32 presents our commercial loans and leases, and related credit quality information at June 30, 2010 and December 31, 2009.
     Loans that were acquired from Merrill Lynch that were considered credit-impaired were written down to fair value upon acquisition and represented $403 million and $766 million of total commercial loans and leases outstanding at June 30, 2010 and December 31, 2009. These loans are excluded from the nonperforming loans and accruing balances 90 days or more past due even though the customer may be contractually past due.

Table 32
Commercial Loans and Leases
						Accruing Past Due 90
	Outstandings			Nonperforming (1)		Days or More (2)
	June 30	January 1	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2010 (3)	2010 (3)	2009	2010	2009	2010	2009

Commercial loans and leases
Commercial – domestic (4)	$175,545	$186,675	$181,377	$4,320	$4,925	$175	$213
Commercial real estate (5)	61,587	69,377	69,447	6,704	7,286	50	80
Commercial lease financing	21,392	22,199	22,199	140	115	24	32
Commercial – foreign	27,909	27,079	27,079	130	177	4	67

	286,433	305,330	300,102	11,294	12,503	253	392
Small business commercial – domestic (6)	15,913	17,526	17,526	222	200	463	624

Total commercial loans excluding loans measured at fair value	302,346	322,856	317,628	11,516	12,703	716	1,016
Total measured at fair value (7)	3,898	4,936	4,936	15	138	-	87

Total commercial loans and leases	$306,244	$327,792	$322,564	$11,531	$12,841	$716	$1,103

(1)
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases excluding loans accounted for under the fair value option were 3.81 percent and 4.00 percent at June 30, 2010 and December 31, 2009.

(2)
Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases excluding loans accounted for under the fair value option were 0.24 percent and 0.32 percent at June 30, 2010 and December 31, 2009.

(3)	Balance reflects impact of new consolidation guidance.

(4)	Excludes small business commercial – domestic loans.

(5)	Includes domestic commercial real estate loans of $59.1 billion and $66.5 billion and foreign commercial real estate loans of $2.4 billion and $3.0 billion at June 30, 2010 and December 31, 2009.

(6)	Includes card-related products.

(7)
Certain commercial loans are accounted for under the fair value option and include commercial – domestic loans of $2.1 billion and $3.0 billion, commercial – foreign loans of $1.7 billion and $1.9 billion and commercial real estate loans of $114 million and $90 million at June 30, 2010 and December 31, 2009. See Note 14 – Fair Value Measurements to the Consolidated Financial Statements for additional information on the fair value option.

     Table 33 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2010 and 2009. Commercial real estate net charge-offs for the three and six months ended June 30, 2010 were primarily in the non-homebuilder portfolio while net charge-offs for the same periods in 2009 were driven by the homebuilder portfolio.

Table 33
Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Commercial loans and leases
Commercial – domestic (2)	$179	$536	$465	$780	0.41%	1.03%	0.52%	0.74%
Commercial real estate	645	629	1,260	1,084	4.03	3.34	3.83	2.96
Commercial lease financing	(3)	44	18	111	(0.06)	0.81	0.17	1.02
Commercial – foreign	66	122	91	226	0.98	1.54	0.68	1.39

	887	1,331	1,834	2,201	1.23	1.58	1.26	1.30
Small business commercial – domestic	528	773	1,130	1,406	12.94	16.69	13.59	15.07

Total commercial	$1,415	$2,104	$2,964	$3,607	1.86	2.37	1.92	2.02

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

(2)	Excludes small business commercial – domestic loans.

     Table 34 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which the Corporation is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $34.8 billion, or four percent, at June 30, 2010 compared to December 31, 2009. The decrease was driven by reductions in both utilized and unfunded loans and leases exposure.
     Total commercial utilized credit exposure decreased $12.5 billion, or three percent, at June 30, 2010 compared to December 31, 2009. Utilized loans and leases declined as businesses continued to aggressively manage working capital and production capacity, maintain low inventories and defer capital expenditures as the economic outlook remained uncertain. Additionally, some clients continued to access the capital markets for their funding needs to reduce reliance on bank credit facilities. The decline in utilized loans and leases was also driven by the transfer of certain exposures into LHFS partially offset by the increase in conduit balances related to the adoption of the new consolidation guidance. The decline in commercial unfunded loans and leases was driven by the expiration of multiple facilities within GBAM and Global Commercial Banking. The increase in derivative assets was driven by higher trade volume within GBAM. The increase in debt securities and other investments was driven by an increase in commitments to provide funding to customers of the newly consolidated conduits through the acquisition of debt securities.
     The utilization rate increased to 58 percent at June 30, 2010 from 57 percent at December 31, 2009. The utilization rate includes loans and leases, letters of credit and financial guarantees, and bankers’ acceptances. The increase was driven by the consolidation of certain multi-seller conduits as discussed above as well as the planned expiration of several facilities within GBAM and the reduction in unfunded exposure within GWIM as part of its risk management practices.

Table 34
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
	June 30	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Loans and leases	$306,244	$322,564	$274,329	$298,048	$580,573	$620,612
Derivative assets (4)	83,331	80,689	-	-	83,331	80,689
Standby letters of credit and financial guarantees	65,527	67,975	1,783	1,767	67,310	69,742
Debt securities and other investments (5)	12,105	11,754	3,058	1,508	15,163	13,262
Loans held-for-sale	10,942	8,169	261	781	11,203	8,950
Commercial letters of credit	3,517	2,958	972	569	4,489	3,527
Bankers’ acceptances	3,631	3,658	14	16	3,645	3,674
Foreclosed properties and other	762	797	-	-	762	797

Total commercial credit exposure	$486,059	$498,564	$280,417	$302,689	$766,476	$801,253

(1)
Total commercial utilized exposure at June 30, 2010 and December 31, 2009 includes loans and issued letters of credit accounted for under the fair value option and includes loans outstanding of $3.9 billion and $4.9 billion and letters of credit with a notional value of $1.6 billion and $1.7 billion.

(2)	Total commercial unfunded exposure at June 30, 2010 and December 31, 2009 includes loan commitments accounted for under the fair value option with a notional value of $26.0 billion and $25.3 billion.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $62.9 billion and $58.4 billion at June 30, 2010 and December 31, 2009. Not reflected in utilized and committed exposure is additional derivative collateral held of $19.0 billion and $16.2 billion which consists primarily of other marketable securities.

(5)	Total commercial committed exposure consists of $11.7 billion and $9.8 billion of debt securities and $3.5 billion of other investments at both June 30, 2010 and December 31, 2009.

     Table 35 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. In addition to reservable loans and leases, excluding those accounted for under the fair value option, exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial utilized reservable criticized exposure decreased $8.3 billion at June 30, 2010 compared to December 31, 2009, due to decreases in commercial – domestic and commercial real estate primarily driven by continued paydowns, an increase in upgrades out of criticized and a decrease in the volume of exposure migrating into criticized. Despite the improvements, utilized reservable criticized levels remain elevated. At June 30, 2010, 89 percent of the loans within commercial utilized reservable criticized exposure were secured.

Table 35
Commercial Utilized Reservable Criticized Exposure
	June 30, 2010		December 31, 2009
(Dollars in millions)	Amount	Percent (1)	Amount	Percent (1)

Commercial – domestic (2)	$22,313	9.58%	$28,259	11.77%
Commercial real estate	22,918	34.87	23,804	32.13
Commercial lease financing	1,834	8.57	2,229	10.04
Commercial – foreign	1,890	5.04	2,605	7.12

	48,955	13.70	56,897	15.26
Small business commercial – domestic	1,467	9.19	1,789	10.18

Total commercial utilized reservable criticized exposure	$50,422	13.50	$58,686	15.03

(1)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

(2)	Excludes small business commercial – domestic exposure.
Commercial – Domestic
     At June 30, 2010, 55 percent and 25 percent of the commercial – domestic loan portfolio, excluding small business, was included in Global Commercial Banking and GBAM. The remaining 20 percent was mostly in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans, excluding loans accounted for under the fair value option, decreased primarily due to reduced customer demand and continued client usage of the capital markets, partially offset by an increase in loan balances due to the adoption of new consolidation guidance. Compared to December 31, 2009, reservable criticized balances and nonperforming loans and leases declined $5.9 billion and $605 million. The declines were broad-based in terms of borrowers and industries and driven by improved client credit profiles and liquidity. Net charge-offs decreased $357 million and $315 million for the three and six months ended June 30, 2010 compared to the same periods during 2009.
Commercial Real Estate
     The commercial real estate portfolio is predominantly managed in Global Commercial Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases decreased $7.9 billion at June 30, 2010 compared to December 31, 2009, primarily due to portfolio attrition, a transfer of certain assets to LHFS and net charge-offs. The portfolio remains diversified across property types and geographic regions. California represents the largest state concentration at 22 percent of commercial real estate loans and leases at June 30, 2010. For more information on geographic or property concentrations, refer to Table 36.
     Credit quality for commercial real estate is showing signs of stabilization; however, elevated unemployment and ongoing pressure on vacancy and rental rates will continue to affect primarily the non-homebuilder portfolio. Compared to December 31, 2009, nonperforming commercial real estate loans and foreclosed properties decreased in the homebuilder, commercial land and retail property types, partially offset by an increase in office, multi-family rental and multi-use property types. Reservable criticized balances declined by $886 million primarily due to stabilization in the homebuilder portfolio and certain portions of the non-homebuilder portfolio, partially offset by continued deterioration within the multi-family rental, office and industrial/warehouse property types of the non-homebuilder portfolio. For the three and six months ended June 30, 2010, net charge-offs were up $16 million and $176 million compared to the same periods in 2009 due to increases within the non-homebuilder portfolio partially offset by decreases within the homebuilder portfolio.

     The following table presents outstanding commercial real estate loans by geographic region and property type. Commercial real estate primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment. The decline in the Northeast region and the hotels/motels property type was driven primarily by the transfer of assets to LHFS.

Table 36
Outstanding Commercial Real Estate Loans
	June 30	December 31
(Dollars in millions)	2010	2009

By Geographic Region (1)
California	$13,549	$14,554
Northeast	8,799	12,089
Southwest	8,129	8,641
Southeast	6,547	7,019
Midwest	6,052	6,662
Florida	4,165	4,589
Illinois	3,715	4,527
Midsouth	3,239	3,459
Northwest	2,716	3,097
Non-U.S.	2,445	2,994
Geographically diversified (2)	431	1,362
Other (3)	1,914	544

Total outstanding commercial real estate loans (4)	$61,701	$69,537

By Property Type
Office	$11,274	$12,511
Multi-family rental	10,544	11,169
Shopping centers/retail	9,011	9,519
Homebuilder (5)	5,732	7,250
Industrial/warehouse	5,573	5,852
Multi-use	5,122	5,924
Hotels/motels	4,097	6,946
Land and land development	2,988	3,215
Other (6)	7,360	7,151

Total outstanding commercial real estate loans (4)	$61,701	$69,537

(1)	Distribution is based on geographic location of collateral.

(2)
The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(3)	Primarily includes properties in Colorado, Utah, Hawaii, Wyoming and Montana.

(4)	Includes commercial real estate loans accounted for under the fair value option of $114 million and $90 million at June 30, 2010 and December 31, 2009.

(5)	Homebuilder includes condominiums and residential land.

(6)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.
     During the three and six months ended June 30, 2010, we continued to see stabilization in the homebuilder portfolio. The non-homebuilder portfolio remains most at risk as occupancy rates, rental rates and commercial property prices remain under pressure. We have adopted a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios. For additional information on our Credit Risk Management activities, see page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

     The following tables present commercial real estate credit quality data by non-homebuilder and homebuilder property types. The homebuilder portfolio includes condominiums and other residential real estate.

Table 37
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and		Utilized Reservable
	Foreclosed Properties (1)		Criticized Exposure (2)
	June 30	December 31	June 30	December 31
(Dollars in millions)	2010	2009	2010	2009

Commercial real estate – non-homebuilder
Office	$1,004	$729	$4,002	$3,822
Multi-family rental	614	546	3,081	2,496
Shopping centers/retail	1,077	1,157	3,480	3,469
Industrial/warehouse	428	442	1,893	1,757
Multi-use	464	416	1,315	1,578
Hotels/motels	156	160	1,185	1,140
Land and land development	880	968	1,563	1,657
Other (3)	364	417	1,932	2,210

Total non-homebuilder	4,987	4,835	18,451	18,129
Commercial real estate – homebuilder	2,474	3,228	4,467	5,675

Total commercial real estate	$7,461	$8,063	$22,918	$23,804

(1)	Includes commercial foreclosed properties of $757 million and $777 million at June 30, 2010 and December 31, 2009.

(2)
Utilized reservable criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. This includes loans, excluding those accounted for under the fair value option, SBLC’s and bankers’ acceptances.

(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

Table 38
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Commercial real estate – non-homebuilder
Office	$130	$72	$193	$84	4.53%	2.31%	3.28%	1.40%
Multi-family rental	52	21	87	41	1.92	0.76	1.60	0.75
Shopping centers/retail	78	36	165	52	3.30	1.33	3.46	0.98
Industrial/warehouse	16	4	40	12	1.08	0.28	1.39	0.40
Multi-use	51	2	88	3	3.93	0.16	3.27	0.11
Hotels/motels	11	-	24	2	1.03	-	0.84	0.08
Land and land development	70	58	173	126	9.27	6.34	11.24	6.83
Other (2)	59	54	151	81	3.02	2.56	4.12	1.91

Total non-homebuilder	467	247	921	401	3.23	1.50	3.10	1.27
Commercial real estate – homebuilder	178	382	339	683	11.78	15.62	10.60	13.39

Total commercial real estate	$645	$629	$1,260	$1,084	4.03	3.34	3.83	2.96

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

(2)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.
     At June 30, 2010, we had total committed non-homebuilder exposure of $78.6 billion compared to $84.4 billion at December 31, 2009, with the decrease due to repayments and net charge-offs. Non-homebuilder nonperforming loans and foreclosed properties were $5.0 billion, or 8.86 percent, of total non-homebuilder loans and foreclosed properties at June 30, 2010, compared to $4.8 billion, or 7.73 percent, at December 31, 2009, with the increase due to continued deterioration in the office and multi-family rental property types. Non-homebuilder utilized reservable criticized exposure increased $322 million to $18.5 billion, or 30.94 percent, at June 30, 2010 compared to $18.1 billion, or 27.27 percent, at December 31, 2009. The increase was driven primarily by multi-family rental and office property types, partially offset by a decrease in the multi-use property type. For the non-homebuilder portfolio, net charge-offs increased $220 million and $520 million for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increases were concentrated in office and multi-use property types for the three months ended June 30, 2010 and shopping centers/retail and office property types for the six months ended June 30, 2010.

     At June 30, 2010, we had committed homebuilder exposure of $8.2 billion compared to $10.4 billion at December 31, 2009 of which $5.7 billion and $7.3 billion were funded secured loans. The decline in homebuilder committed exposure was due to repayments, net charge-offs, reductions in new home construction and continued risk mitigation initiatives. At June 30, 2010, homebuilder nonperforming loans and foreclosed properties declined $754 million due to repayments, net charge-offs, fewer risk rating downgrades and a slowdown in the rate of home price declines compared to December 31, 2009. Homebuilder utilized reservable criticized exposure decreased by $1.2 billion to $4.5 billion compared to $5.7 billion at December 31, 2009 due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the homebuilder portfolio were 40.63 percent and 73.29 percent at June 30, 2010 compared to 42.16 percent and 74.44 percent at December 31, 2009. Net charge-offs for the homebuilder portfolio decreased $204 million and $344 million for the three and six months ended June 30, 2010 compared to the same periods in 2009.
     At June 30, 2010 and December 31, 2009, the commercial real estate loan portfolio included $23.6 billion and $27.4 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. The construction and land development portfolio is mostly secured and diversified across property types and geographies, but faces significant challenges in the current housing and rental markets. Weak rental demand and cash flows and declining property valuations have resulted in elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties, and net charge-offs. Reservable criticized construction and land development loans totaled $12.2 billion and $13.9 billion at June 30, 2010 and December 31, 2009. Nonperforming construction and land development loans and foreclosed properties totaled $4.7 billion and $5.2 billion at June 30, 2010 and December 31, 2009. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest begins to be paid from operating cash flows. Loans continue to be classified as construction loans until they are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Commercial – Foreign
     The commercial – foreign loan portfolio is managed primarily in GBAM. Outstanding loans, excluding loans accounted for under the fair value option, increased due to growth initiatives in Asia, Europe, the Middle East and Africa. Net charge-offs decreased $56 million and $135 million for the three and six months ended June 30, 2010 due to lower losses in the financial services sector compared to the same periods in 2009. For additional information on the commercial – foreign portfolio, refer to Foreign Portfolio beginning on page 176.
Small Business Commercial – Domestic
     The small business commercial – domestic loan portfolio is comprised of business card and small business loans managed in Global Card Services and Global Commercial Banking. Small business commercial – domestic net charge-offs decreased $245 million and $276 million for the three and six months ended June 30, 2010 compared to the same periods in 2009. Although losses remain elevated, the reduction in net charge-offs was driven by U.S. economic stability as well as the runoff of higher risk vintages and the impact of higher quality originations. Of the small business commercial – domestic net charge-offs for both the three and six months ended June 30, 2010, 79 percent were credit card related products, compared to 84 percent and 81 percent for the same periods in 2009.
Commercial Loans Carried at Fair Value
     The portfolio of commercial loans accounted for under the fair value option is managed primarily in GBAM. Outstanding commercial loans accounted for under the fair value option decreased $1.0 billion to an aggregate fair value of $3.9 billion at June 30, 2010 compared to December 31, 2009 due primarily to reduced corporate borrowings under bank credit facilities. We recorded net losses of $256 million and $140 million resulting from new originations, loans being paid off at par value and changes in the fair value of the loan portfolio during the three and six months ended June 30, 2010, compared to net gains of $1.2 billion and $156 million for the same periods in 2009. These amounts were primarily attributable to changes in instrument-specific credit risk and were largely offset by gains or losses from hedging activities.
     In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $947 million and $950 million at June 30, 2010 and December 31, 2009 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $27.6 billion and $27.0 billion at June 30, 2010 and December 31, 2009. Net gains (losses) resulting from new originations, terminations and changes in the fair value of commitments and letters of credit of $(11) million and $60 million were recorded during the three and six months ended June 30, 2010 compared to net gains of $511 million and $989 million for the same periods in 2009. These gains were primarily attributable to changes in instrument-specific credit risk.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
     The following table presents the additions and reductions to nonperforming loans, leases and foreclosed properties in the commercial portfolio during the most recent five quarters. The $1.2 billion decrease at June 30, 2010 compared to December 31, 2009, was driven by paydowns, payoffs and charge-offs in the commercial real estate and commercial – domestic portfolios. Approximately 95 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 40 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 70 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated net realizable value.

Table 39
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in millions)	2010	2010	2009	2009	2009

Nonperforming loans and leases
Balance, beginning of period	$12,060	$12,703	$12,260	$11,409	$9,312

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	2,256	1,881	3,662	4,235	4,296
Advances	62	83	130	54	120
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(1,045)	(771)	(1,016)	(892)	(588)
Sales	(256)	(170)	(283)	(304)	(36)
Returns to performing status (3)	(404)	(323)	(220)	(94)	(92)
Charge-offs (4)	(870)	(956)	(1,448)	(1,773)	(1,429)
Transfers to foreclosed properties	(205)	(319)	(376)	(305)	(174)
Transfers to loans held-for-sale	(82)	(68)	(6)	(70)	-

Total net additions to (reductions in) nonperforming loans and leases	(544)	(643)	443	851	2,097

Total nonperforming loans and leases, end of period	11,516	12,060	12,703	12,260	11,409

Foreclosed properties
Balance, beginning of period	920	777	613	471	372

Additions to foreclosed properties:
New foreclosed properties	119	260	344	253	169
Reductions in foreclosed properties:
Sales	(253)	(93)	(150)	(73)	(52)
Write-downs	(29)	(24)	(30)	(38)	(18)

Total net additions to (reductions in) foreclosed properties	(163)	143	164	142	99

Total foreclosed properties, end of period	757	920	777	613	471

Nonperforming commercial loans, leases and foreclosed properties, end of period	$12,273	$12,980	$13,480	$12,873	$11,880

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	3.81%	3.88%	4.00%	3.72%	3.31%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	4.05	4.16	4.23	3.90	3.44

(1)
Balances do not include nonperforming LHFS of $2.7 billion, $2.9 billion, $4.5 billion, $2.9 billion and $2.5 billion at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively.

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
     At June 30, 2010, the total commercial TDR balance was $876 million. Nonperforming TDRs increased $153 million and $183 million while performing TDRs increased $105 million and $116 million during the three and six months ended June 30, 2010. Nonperforming TDRs of $669 million are included in Table 39.

Industry Concentrations
     Table 40 on page 174 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial utilized and committed exposure includes loans and letters of credit accounted for under the fair value option and includes loans outstanding of $3.9 billion and $4.9 billion, and issued letters of credit with a notional amount of $1.6 billion and $1.7 billion at June 30, 2010 and December 31, 2009. In addition, total commercial committed exposure includes unfunded loan commitments accounted for under the fair value option with a notional amount of $26.0 billion and $25.3 billion at June 30, 2010 and December 31, 2009. The decline in commercial committed exposure of $34.8 billion from December 31, 2009 to June 30, 2010 was broad-based across most industries.
     Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limits governance.
     Diversified financials, our largest industry concentration, experienced a decrease in committed exposure of $10.9 billion, or 10 percent, at June 30, 2010 compared to December 31, 2009. This decrease was driven primarily by a reduction in exposure to conduits tied to the consumer finance industry.
     Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $7.4 billion, or eight percent, at June 30, 2010 compared to December 31, 2009. Real estate construction and land development exposure represented 28 percent of the total real estate industry committed exposure at June 30, 2010. For more information on the commercial real estate and related portfolios, refer to Commercial Real Estate beginning on page 168.
     Committed exposure in the banking industry increased $6.0 billion, or 26 percent, at June 30, 2010 compared to December 31, 2009, primarily due to increases in both traded products and loan exposure as a result of momentum from growth initiatives as well as higher demand from mortgage warehouse clients.
     A $7.0 billion, or 20 percent decline in individuals and trust committed exposure was largely due to the unwinding of two derivative transactions. Capital goods committed exposure declined $2.8 billion, or six percent, at June 30, 2010 compared to December 31, 2009 as clients continued to access the capital markets for financing while reducing their use of bank credit facilities.
Monoline and Related Exposure
     Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $51 million and $41 million at June 30, 2010 and December 31, 2009.
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
     We also have indirect exposure to monolines, primarily in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined or are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding representations and warranties, see both the Residential Mortgage and Home Equity discussions in Consumer Credit Risk Management and Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. For additional information regarding disputes involving monolines, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
     Monoline derivative credit exposure at June 30, 2010 had a notional value of $38.9 billion compared to $42.6 billion at December 31, 2009. Mark-to-market monoline derivative credit exposure was $10.2 billion at June 30, 2010 compared to

$11.1 billion at December 31, 2009 with the decrease driven by positive valuation adjustments on legacy assets and terminated monoline contracts. The counterparty credit valuation adjustment related to non-super senior monoline derivative exposure was $6.0 billion at both June 30, 2010 and December 31, 2009, which reduced our net mark-to-market exposure to $4.2 billion at June 30, 2010. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, see GBAM beginning on page 123.
     We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the ratings agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to recovery on the purchased insurance. Investments in securities issued by municipalities and corporations with purchased wraps at June 30, 2010 and December 31, 2009 had a notional value of $3.8 billion and $5.0 billion. Mark-to-market investment exposure was $3.7 billion at June 30, 2010 compared to $4.9 billion at December 31, 2009.

Table 40
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
	June 30	December 31	June 30	December 31
(Dollars in millions)	2010	2009	2010	2009

Diversified financials	$69,026	$69,259	$98,177	$109,079
Real estate (2)	70,195	75,049	85,714	93,147
Government and public education	44,636	44,151	60,598	61,998
Healthcare equipment and services	30,439	29,584	47,445	46,870
Capital goods	22,699	23,911	45,412	48,184
Retailing	23,590	23,671	42,497	42,414
Consumer services	27,436	28,704	42,095	44,214
Materials	15,471	16,373	32,452	33,233
Commercial services and supplies	22,117	23,892	32,414	34,646
Banks	26,430	20,299	29,375	23,384
Individuals and trusts	21,997	25,941	27,679	34,698
Food, beverage and tobacco	14,285	14,812	27,300	28,079
Insurance	19,293	20,613	26,852	28,033
Energy	9,057	9,605	24,073	23,619
Utilities	7,130	9,217	23,927	25,316
Media	12,042	14,020	20,902	22,886
Transportation	11,869	13,724	17,842	20,101
Religious and social organizations	8,955	8,920	11,206	11,374
Technology hardware and equipment	4,260	3,416	10,640	10,516
Pharmaceuticals and biotechnology	2,527	2,875	10,136	10,626
Telecommunication services	4,224	3,558	9,880	9,478
Software and services	3,170	3,216	9,158	9,359
Consumer durables and apparel	4,173	4,409	9,012	9,998
Food and staples retailing	4,589	3,680	7,743	6,562
Automobiles and components	2,089	2,379	5,219	6,359
Other	4,360	3,286	8,728	7,080

Total commercial credit exposure by industry	$486,059	$498,564	$766,476	$801,253

Net credit default protection purchased on total commitments (3)			$(20,042)	$(19,025)

(1)	Includes small business commercial – domestic exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flow and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. See Risk Mitigation below for additional information.

Risk Mitigation
     We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.
     At June 30, 2010 and December 31, 2009, we had net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option as well as certain other credit exposures of $20.0 billion and $19.0 billion. The mark-to-market effects, including the cost of net credit default protection hedging our credit exposure, resulted in net gains of $181 million and net losses of $23 million during the three and six months ended June 30, 2010 compared to net losses of $1.5 billion and $1.7 billion for the same periods in 2009. The average Value-at-Risk (VaR) for these credit derivative hedges was $57 million and $58 million for the three and six months ended June 30, 2010, compared to $86 million and $79 million for the same periods in 2009. The average VaR for the related credit exposure was $59 million and $61 million for the three and six months ended June 30, 2010 compared to $146 million and $149 million for the same periods in 2009. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VaR was $42 million and $44 million for the three and six months ended June 30, 2010. Refer to Trading Risk Management beginning on page 183 for a description of our VaR calculation for the market-based trading portfolio.
     Tables 41 and 42 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2010 and December 31, 2009. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

Table 41
Net Credit Default Protection by Maturity Profile
	June 30	December 31
	2010	2009

Less than or equal to one year	18%	16%
Greater than one year and less than or equal to five years	78	81
Greater than five years	4	3

Total net credit default protection	100%	100%

Table 42
Net Credit Default Protection by Credit Exposure Debt Rating (1)
(Dollars in millions)	June 30, 2010		December 31, 2009
	Net	Percent of	Net	Percent of
Ratings (2)	Notional	Total	Notional	Total

AAA	$-	-%	$15	(0.1)%
AA	(111)	0.6	(344)	1.8
A	(6,684)	33.3	(6,092)	32.0
BBB	(8,054)	40.2	(9,573)	50.4
BB	(2,331)	11.6	(2,725)	14.3
B	(1,536)	7.7	(835)	4.4
CCC and below	(924)	4.6	(1,691)	8.9
NR (3)	(402)	2.0	2,220	(11.7)

Total net credit default protection	$(20,042)	100.0%	$(19,025)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.

(3)
In addition to names which have not been rated, “NR” includes $342 million and $2.3 billion in net credit default swaps index positions at June 30, 2010 and December 31, 2009. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

     In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative trades in the OTC market with large, multinational financial institutions, including broker/dealers and, to a lesser degree, with a variety of other investors. Because these transactions are executed in the OTC market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty (where applicable), and/or allow us to take additional protective measures such as early termination of all trades.
     The notional amounts presented in Table 43 represent the total contract/notional amount of credit derivatives outstanding and include both purchased and written credit derivatives. The credit risk amounts are measured as the net replacement cost, in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. For information on the performance risk of our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.
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

Table 43
Credit Derivatives
	June 30, 2010		December 31, 2009
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk

Credit derivatives
Purchased credit derivatives:
Credit default swaps	$2,423,005	$23,164	$2,800,539	$25,964
Total return swaps/other	21,180	3,075	21,685	1,740

Total purchased credit derivatives	2,444,185	26,239	2,822,224	27,704

Written credit derivatives:
Credit default swaps	2,421,314	-	2,788,760	-
Total return swaps/other	23,323	-	33,109	-

Total written credit derivatives	2,444,637	-	2,821,869	-

Total credit derivatives	$4,888,822	$26,239	$5,644,093	$27,704

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
     During the three and six months ended June 30, 2010, credit valuation losses of $758 million and $421 million ($308 million and $366 million, net of hedges) compared to gains of $1.4 billion and $1.5 billion ($634 million and $593 million, net of hedges) for the same periods in 2009 were recognized in trading account profits (losses) related to counterparty credit risk on derivative assets. For additional information on gains or losses related to the counterparty credit risk on derivative assets, refer to Note 4 – Derivatives to the Consolidated Financial Statements. For information on our monoline counterparty credit risk, see the discussions beginning on pages 126 and 173, and for information on our CDO-related counterparty credit risk, see GBAM beginning on page 123.
Foreign Portfolio
     Our foreign credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage foreign risk and exposures. Management oversight of country risk including cross-border risk is provided by the Regional Risk Committee, a subcommittee of the CRC.

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
     As presented in Table 44, foreign exposure to borrowers or counterparties in emerging markets increased $1.2 billion to $51.8 billion at June 30, 2010, compared to $50.6 billion at December 31, 2009. The increase was driven by growth in Asia Pacific partially offset by a decrease in Latin America. Foreign exposure to borrowers or counterparties in emerging markets represented 17 percent and 20 percent of total foreign exposure at June 30, 2010 and December 31, 2009.

Table 44
Selected Emerging Markets (1)
							Total
						Local	Emerging	Increase
	Loans and				Total	Country	Market	(Decrease)
	Leases, and			Securities/	Cross-	Exposure	Exposure at	From
	Loan	Other	Derivative	Other	border	Net of Local	June 30,	December 31,
(Dollars in millions)	Commitments	Financing (2)	Assets (3)	Investments (4)	Exposure (5)	Liabilities (6)	2010	2009

Region/Country
Asia Pacific
China	$1,007	$927	$654	$10,010	$12,598	$254	$12,852	$789
India	2,883	1,676	594	2,442	7,595	-	7,595	1,435
South Korea	812	1,331	1,071	2,533	5,747	21	5,768	757
Taiwan	412	35	127	573	1,147	779	1,926	1,197
Hong Kong	348	199	157	312	1,016	-	1,016	(86)
Singapore	285	125	8	498	916	-	916	48
Other Asia Pacific (7)	229	43	329	451	1,052	-	1,052	21

Total Asia Pacific	5,976	4,336	2,940	16,819	30,071	1,054	31,125	4,161

Latin America
Mexico	1,727	370	310	3,132	5,539	-	5,539	68
Brazil	539	450	151	1,056	2,196	2,888	5,084	(4,370)
Chile	971	269	256	166	1,662	2	1,664	503
Other Latin America (7)	334	357	29	526	1,246	161	1,407	(73)

Total Latin America	3,571	1,446	746	4,880	10,643	3,051	13,694	(3,872)

Middle East and Africa
South Africa	329	8	50	837	1,224	-	1,224	76
Bahrain	79	2	18	847	946	-	946	(187)
United Arab Emirates	790	3	123	23	939	-	939	219
Israel	87	14	48	494	643	1	644	432
Other Middle East and Africa (7)	325	46	89	122	582	-	582	26

Total Middle East and Africa	1,610	73	328	2,323	4,334	1	4,335	566

Central and Eastern Europe
Turkey	154	291	37	220	702	210	912	524
Russian Federation	60	115	93	275	543	-	543	(126)
Other Central and Eastern Europe (7)	49	143	303	621	1,116	31	1,147	(71)

Total Central and Eastern Europe	263	549	433	1,116	2,361	241	2,602	327

Total emerging market exposure	$11,420	$6,404	$4,447	$25,138	$47,409	$4,347	$51,756	$1,182

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. There was no emerging market exposure included in the portfolio accounted for under the fair value option at June 30, 2010 and December 31, 2009.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $964 million and $557 million at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, there were $565 million and $616 million of other marketable securities collateralizing derivative assets.

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

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure at June 30, 2010 was $16.8 billion compared to $17.6 billion at December 31, 2009. Local liabilities at June 30, 2010 in Asia Pacific, Latin America, and Middle East and Africa were $15.6 billion, $952 million and $213 million, respectively, of which $7.5 billion were in Singapore, $2.1 billion in India, $1.8 billion in Hong Kong, $1.5 billion in China, $1.3 billion in South Korea, and $844 million were in Mexico. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, or Other Central and Eastern Europe had total foreign exposure of more than $500 million.

     At June 30, 2010 and December 31, 2009, 60 percent and 53 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $4.2 billion primarily driven by increases in India, Taiwan, China and South Korea. Our exposure in China was primarily related to our equity investment in CCB which accounted for $9.2 billion at both June 30, 2010 and December 31, 2009. For more information on our CCB investment, refer to All Other beginning on page 134.
     At June 30, 2010, 27 percent of the emerging markets exposure was in Latin America compared to 35 percent at December 31, 2009. Latin America emerging markets exposure decreased by $3.9 billion driven by a decrease in Brazil. The exposure decrease in Brazil was primarily related to the sale of our investment in Itaú Unibanco resulting in a $1.2 billion pre-tax gain. At December 31, 2009, Itaú Unibanco accounted for $5.4 billion of exposure in Brazil. For more information on the sale of Itaú Unibanco, see Recent Events on page 94. Our exposure in Mexico was primarily related to our 24.9 percent equity investment in Santander which is classified as securities and other investments in Table 44, and accounted for $2.6 billion and $2.5 billion at June 30, 2010 and December 31, 2009. In June 2010, we entered into an agreement to sell our investment in Santander and the sale is expected to close during the third quarter of 2010.
     At June 30, 2010 and December 31, 2009, eight percent and seven percent of the emerging markets exposure was in Middle East and Africa, with an increase of $566 million primarily driven by an increase in securities in Israel. At both June 30, 2010 and December 31, 2009, five percent of the emerging markets exposure was in Central and Eastern Europe which increased by $327 million primarily driven by an increase in local exposures in Turkey.

     Certain European countries (including Greece, Ireland, Italy, Portugal, and Spain) are currently experiencing varying degrees of financial stress. Greece, Portugal, and Spain had certain credit ratings lowered by ratings services during the three months ended June 30, 2010. Risks from the debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on the global economic recovery and non-sovereign debt in these countries. The table below shows our direct sovereign and non-sovereign exposures (excluding consumer credit card exposure) in these countries at June 30, 2010. As presented in Table 45, total exposure to these countries was $16.2 billion at June 30, 2010 compared to $22.5 billion at March 31, 2010 and $25.5 billion at December 31, 2009. The decrease since December 31, 2009 was driven by maturity of sovereign securities in Greece, Ireland and Spain and decreased local exposures in Ireland and Spain.

Table 45
Select European Countries
						Local	Total
	Loans and					Country	Foreign
	Leases, and			Securities/	Total	Exposure	Exposure	Credit
	Loan	Other	Derivative	Other	Cross-border	Net of Local	at June 30,	Default
(Dollars in millions)	Commitments	Financing (1)	Assets (2)	Investments (3)	Exposure (4)	Liabilities (5)	2010	Protection (6)

Country
Greece
Sovereign	$-	$-	$82	$175	$257	$-	$257	$(13)
Non-sovereign	333	2	68	127	530	-	530	-

Total Greece	333	2	150	302	787	-	787	(13)

Ireland
Sovereign	10	15	5	-	30	-	30	(30)
Non-sovereign	1,749	546	609	964	3,868	-	3,868	(20)

Total Ireland	1,759	561	614	964	3,898	-	3,898	(50)

Italy
Sovereign	-	-	967	14	981	22	1,003	(949)
Non-sovereign	886	39	758	2,352	4,035	1,735	5,770	(43)

Total Italy	886	39	1,725	2,366	5,016	1,757	6,773	(992)

Portugal
Sovereign	-	-	22	5	27	-	27	(34)
Non-sovereign	60	48	65	204	377	-	377	-

Total Portugal	60	48	87	209	404	-	404	(34)

Spain
Sovereign	-	-	22	4	26	71	97	(61)
Non-sovereign	1,118	38	531	1,512	3,199	1,033	4,232	(6)

Total Spain	1,118	38	553	1,516	3,225	1,104	4,329	(67)

Total
Sovereign	10	15	1,098	198	1,321	93	1,414	(1,087)
Non-sovereign	4,146	673	2,031	5,159	12,009	2,768	14,777	(69)

Total Selected European exposure	$4,156	$688	$3,129	$5,357	$13,330	$2,861	$16,191	$(1,156)

(1)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(2)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $3.2 billion at June 30, 2010. At June 30, 2010, there were $368 million of other marketable securities collateralizing derivatives assets.

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

(5)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked, regardless of the currency in which the claim is denominated. Local funding or liabilities of $763 million at June 30, 2010 are subtracted from local exposures consistent with FFIEC reporting requirements. Of the $763 million applied for exposure reduction, $335 million was in Italy, $235 million in Ireland, $153 million in Spain and $40 million in Greece.

(6)	Represents net notional credit default protection purchased to hedge counterparty risk.
Provision for Credit Losses
     The provision for credit losses decreased $5.3 billion to $8.1 billion, and $8.8 billion to $17.9 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009.
     The consumer portion of the provision for credit losses decreased $3.2 billion to $7.1 billion, and $5.5 billion to $15.4 billion for the three and six months ended June 30, 2010, compared to the same periods in 2009. The decreases for both the three and six month periods were due to reserve reductions in 2010 compared to reserve additions in 2009. The reserve reductions resulted from lower delinquencies, decreasing bankruptcies and reduced losses in the consumer credit card and unsecured consumer lending portfolios resulting from an improving economic outlook. Consumer real estate reserves increased in both the three and six months ended June 30, 2010 amid continued stress in the housing markets, however, at lower levels than the same periods in the prior year. This improvement in consumer was partially offset by higher net charge-offs due to the impact of the adoption of new consolidation guidance resulting in the consolidation of certain securitized loan balances in our consumer credit card and home equity portfolios. In the consumer purchased credit-impaired loan portfolios, the addition to reserves to reflect further reductions in expected principal cash flows was $271 million and $1.1 billion in the three and six months ended June 30, 2010 compared to $750 million and $1.6 billion a year earlier.
     The commercial portion of the provision for credit losses including the provision for unfunded lending commitments decreased $2.1 billion to $957 million, and $3.3 billion to $2.5 billion for the three and six months ended June 30, 2010 compared to the same periods in 2009. In the three-month comparison, the decrease was driven by reserve reductions and lower net charge-offs in the core commercial portfolio driven by improved borrower credit profiles. In the six month comparison, the decrease was also driven by reserve reductions in the commercial – domestic and small business portfolios due to improved borrower credit profiles, combined with smaller reserve increases in the commercial real estate portfolio.
Allowance for Credit Losses
     The allowance for loan and lease losses is allocated based on two components, depending on whether the loan or lease has been individually identified as being impaired. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes loans held-for-sale and loans accounted for under the fair value option, as fair value adjustments related to loans measured at fair value include a credit risk component.
     The first component of the allowance for loan and lease losses covers nonperforming commercial loans, consumer real estate loans that have been modified in a TDR, renegotiated credit card, unsecured consumer, and small business loans. These loans are subject to impairment measurement at the loan level based either on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or discounted at the portfolio average contractual annual percentage rate, excluding renegotiated and promotionally priced loans for the renegotiated portfolio; the collateral value or the loan’s observable market price. When the values are lower than the carrying value of the loan, impairment is recognized. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.
     The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases which have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of our homogeneous loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, borrower credit score, vintage and geography all of which are further broken down into current delinquency status. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of June 30, 2010, inputs to the loss forecast models resulted in reductions in the allowance for the Global Card Services consumer credit card and unsecured consumer lending portfolios.
     The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The statistical models for commercial loans are updated at least annually and utilize the Corporation’s historical database of actual defaults and other data. The credit characteristics of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default (PD) and the loss given default (LGD) based on the Corporation’s historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include: the value of the underlying collateral, if applicable; the industry in which the obligor operates; the obligor’s liquidity and other financial indicators; and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of June 30, 2010, updates to the credit characteristics resulted in reductions in the allowance for our commercial – domestic portfolio. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment to consider the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, changes to underwriting standards, inherent uncertainty in models and their inputs and other qualitative factors.
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
     The allowance for loan and lease losses for the consumer portfolio as presented in Table 47 was $36.5 billion at June 30, 2010, an increase of $8.7 billion from December 31, 2009. This increase was primarily related to reserves recorded on January 1, 2010 in connection with the adoption of new consolidation guidance and higher reserve additions in the consumer real estate portfolios amid continued stress in the housing market. These items were partially offset by improving credit quality in the Global Card Services consumer portfolios. With respect to the consumer purchased credit-impaired loan portfolios, updates to our expected principal cash flows resulted in an increase in reserves through provision of $1.1 billion, primarily in the home equity portfolio.
     The allowance for commercial loan and lease losses was $8.7 billion at June 30, 2010, a $690 million decrease from December 31, 2009. The decrease was primarily due to reserve reductions in the small business portfolios within Global Card Services and Global Commercial Banking, as well as in the commercial – domestic portfolios primarily in Global Commercial Banking and GBAM.
     The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.75 percent at June 30, 2010, compared to 4.16 percent at December 31, 2009. The increase in the ratio was primarily due to consumer reserve increases for securitized loans consolidated under the new consolidation guidance, which were primarily credit card loans. In addition, the June 30, 2010 and the December 31, 2009 ratios include the impact of the purchased credit-impaired loan portfolio. Excluding the impacts of the purchased credit-impaired loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.37 percent at June 30, 2010 compared to 3.88 percent at December 31, 2009.
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
     The reserve for unfunded lending commitments at June 30, 2010 was $1.4 billion, $74 million lower than December 31, 2009.

     Table 46 presents a rollforward of the allowance for credit losses for the three and six months ended June 30, 2010 and 2009.

Table 46
Allowance for Credit Losses
	Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions)	2010	2009	2010	2009

Allowance for loan and lease losses, beginning of period, before effect of the January 1 adoption of new consolidation guidance	$46,835	$29,048	$37,200	$23,071
Allowance related to adoption of new consolidation guidance	n/a	n/a	10,788	n/a

Allowance for loan and lease losses, beginning of period	46,835	29,048	47,988	23,071

Loans and leases charged off
Residential mortgage	(986)	(1,105)	(2,062)	(1,904)
Home equity	(1,813)	(1,876)	(4,280)	(3,586)
Discontinued real estate	(20)	(38)	(47)	(53)
Credit card – domestic	(3,709)	(1,835)	(7,850)	(3,312)
Credit card – foreign	(989)	(298)	(1,663)	(501)
Direct/Indirect consumer	(1,130)	(1,705)	(2,502)	(3,202)
Other consumer	(88)	(111)	(164)	(228)

Total consumer charge-offs	(8,735)	(6,968)	(18,568)	(12,786)

Commercial – domestic (1)	(811)	(1,343)	(1,783)	(2,252)
Commercial real estate	(659)	(636)	(1,289)	(1,091)
Commercial lease financing	(17)	(49)	(43)	(118)
Commercial – foreign	(84)	(130)	(124)	(235)

Total commercial charge-offs	(1,571)	(2,158)	(3,239)	(3,696)

Total loans and leases charged off	(10,306)	(9,126)	(21,807)	(16,482)

Recoveries of loans and leases previously charged off
Residential mortgage	15	20	22	34
Home equity	72	37	142	66
Discontinued real estate	1	3	7	3
Credit card – domestic	192	47	370	98
Credit card – foreign	47	22	90	39
Direct/Indirect consumer	251	230	514	478
Other consumer	15	12	33	32

Total consumer recoveries	593	371	1,178	750

Commercial – domestic (2)	104	34	188	66
Commercial real estate	14	7	29	7
Commercial lease financing	20	5	25	7
Commercial – foreign	18	8	33	9

Total commercial recoveries	156	54	275	89

Total recoveries of loans and leases previously charged off	749	425	1,453	839

Net charge-offs	(9,557)	(8,701)	(20,354)	(15,643)

Provision for loan and lease losses	8,105	13,347	17,704	26,699
Other (3)	(128)	91	(83)	(342)

Allowance for loan and lease losses, June 30	45,255	33,785	45,255	33,785

Reserve for unfunded lending commitments, beginning of period	1,521	2,102	1,487	421
Provision for unfunded lending commitments	-	28	206	56
Other (4)	(108)	(138)	(280)	1,515

Reserve for unfunded lending commitments, June 30	1,413	1,992	1,413	1,992

Allowance for credit losses, June 30	$46,668	$35,777	$46,668	$35,777

Loans and leases outstanding at June 30 (5)	$952,279	$935,286	$952,279	$935,286
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (5)	4.75%	3.61%	4.75%	3.61%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30	5.62	4.27	5.62	4.27
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (5)	2.89	2.48	2.89	2.48
Average loans and leases outstanding at June 30 (5)	$962,850	$958,719	$974,847	$972,552
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	3.98%	3.64%	4.21%	3.24%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (5, 6, 7)	136	116	136	116
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	1.18	0.97	1.10	1.07

Excluding purchased credit-impaired loans:
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (5)	4.37%	3.52%	4.37%	3.52%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30	5.09	4.18	5.09	4.18
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (5)	2.88	2.46	2.88	2.46
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	4.12	3.81	4.36	3.39
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (5, 6,7)	120	108	120	108
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	1.05	0.90	0.98	1.00

(1)
Includes small business commercial - domestic charge-offs of $554 million and $1.2 billion for the three and six months ended June 30, 2010 compared to $788 million and $1.4 billion for the same periods in 2009.

(2)
Includes small business commercial - domestic recoveries of $26 million and $49 million for the three and six months ended June 30, 2010 compared to $15 million and $26 million for the same periods in 2009.

(3)
For the six months ended June 30, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for $7.8 billion in held-to-maturity debt securities that were issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation.

(4)
For the three and six months ended June 30, 2009, amount represents the fair value of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded portions.

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under fair value option were $3.9 billion and $7.0 billion at June 30, 2010 and 2009. Average loans accounted for under fair value option were $4.2 billion and $4.4 billion for the three and six months ended June 30, 2010 compared to $7.4 billion and $7.5 billion for the same periods in 2009.

(6)
Allowance for loan and lease losses includes $24.3 billion and $16.5 billion allocated to products that were excluded from nonperforming loans, leases and foreclosed properties at June 30, 2010 and 2009.

(7)	For more information on our definition of nonperforming loans, see the discussion beginning on page 162.

n/a = not applicable

     For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 47 presents our allocation by product type.

Table 47
Allocation of the Allowance for Credit Losses by Product Type
	June 30, 2010			January 1, 2010 (1)	December 31, 2009
			Percent of				Percent of
			Loans and				Loans and
		Percent of	Leases			Percent of	Leases
(Dollars in millions)	Amount	Total	Outstanding(2)	Amount	Amount	Total	Outstanding (2)

Allowance for loan and
lease losses (3)
Residential mortgage	$4,818	10.65%	1.96%	$4,607	$4,607	12.38%	1.90%
Home equity	12,880	28.46	8.81	10,733	10,160	27.31	6.81
Discontinued real estate	1,140	2.52	8.27	989	989	2.66	6.66
Credit card – domestic	12,384	27.36	10.61	15,102	6,017	16.18	12.17
Credit card – foreign	2,197	4.85	8.32	2,686	1,581	4.25	7.30
Direct/Indirect consumer	2,929	6.47	2.98	4,251	4,227	11.36	4.35
Other consumer	182	0.41	6.08	204	204	0.55	6.53

Total consumer	36,530	80.72	5.62	38,572	27,785	74.69	4.81

Commercial – domestic (4)	4,495	9.93	2.35	5,153	5,152	13.85	2.59
Commercial real estate	3,593	7.94	5.83	3,567	3,567	9.59	5.14
Commercial lease financing	269	0.60	1.26	291	291	0.78	1.31
Commercial – foreign	368	0.81	1.32	405	405	1.09	1.50

Total commercial (5)	8,725	19.28	2.89	9,416	9,415	25.31	2.96

Allowance for loan and lease losses	45,255	100.00%	4.75%	47,988	37,200	100.00%	4.16%

Reserve for unfunded lending commitments	1,413			1,487	1,487

Allowance for credit losses (6)	$46,668			$49,475	$38,687

(1)	Balances reflect impact of new consolidation guidance.

(2)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option for each loan and lease category. Loans accounted for under the fair value option include commercial - domestic loans of $2.1 billion and $3.0 billion, commercial - foreign loans of $1.7 billion and $1.9 billion and commercial real estate loans of $114 million and $90 million at June 30, 2010 and December 31, 2009.

(3)	Current period is presented in accordance with new consolidation guidance.

(4)	Includes allowance for small business commercial - domestic loans of $2.0 billion and $2.4 billion at June 30, 2010 and December 31, 2009.

(5)	Includes allowance for loan and lease losses for impaired commercial loans of $732 million and $1.2 billion at June 30, 2010 and December 31, 2009.

(6)	Includes $5.3 billion and $3.9 billion related to purchased credit-impaired loans at June 30, 2010 and December 31, 2009.
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
Trading Risk Management
     Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 14 - Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.
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
     The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2010 as compared with the three months ended March 31, 2010. During the three months ended June 30, 2010, positive trading-related revenue was recorded for 81 percent of the trading days of which 59 percent were daily trading gains of over $25 million, eight percent of the trading days had losses greater than $25 million and the largest loss was $102 million. This compares to the three months ended March 31, 2010, where positive trading-related revenue was recorded for 100 percent of the trading days of which 95 percent were daily trading gains of over $25 million. The decrease in daily trading gains of over $25 million during the three months ended June 30, 2010 compared to the three months ended March 31, 2010 was driven by less favorable market conditions.
Histogram of Daily Trading-Related Revenue
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
     The following graph shows daily trading-related revenue and VaR for the 12 months ended June 30, 2010. Actual losses did not exceed daily trading VaR in the twelve months ended June 30, 2010. Actual losses exceeded daily trading VaR one time in the twelve months ended June 30, 2009. Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year.
Trading Risk and Return
Daily Trading-related Revenue and VaR

     Table 48 presents average, high and low daily trading VaR for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009, as well as average daily trading VaR for the six months ended June 30, 2010 and June 30, 2009.

Table 48
Trading Activities Market Risk VaR
	Three Months Ended			Three Months Ended			Three Months Ended			Six Months Ended
	June 30, 2010			March 31, 2010			June 30, 2009			June 30
										2010	2009
(Dollars in millions)	Average	High(1)	Low(1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	Average

Foreign exchange	$21.5	$63.0	$6.6	$48.0	$73.1	$25.4	$9.5	$13.2	$6.8	$34.5	$12.5
Interest rate	56.4	89.7	38.4	63.8	82.9	42.9	62.9	82.0	43.6	60.0	65.5
Credit	175.8	216.2	146.8	208.3	287.2	173.7	163.7	241.9	124.8	191.8	202.0
Real estate/mortgage	71.0	80.2	63.5	63.8	82.9	42.9	42.1	54.2	32.4	67.4	46.6
Equities	36.6	68.1	20.9	63.1	90.9	34.4	35.1	54.2	23.6	49.7	35.7
Commodities	23.2	31.7	14.0	22.2	27.2	19.2	20.6	25.6	16.9	22.7	20.4
Portfolio diversification	(195.5)	-	-	(193.4)	-	-	(166.2)	-	-	(194.4)	(177.2)

Total market-based trading portfolio	$189.0	$296.3	$123.0	$275.8	$375.2	$199.9	$167.7	$212.3	$126.5	$231.7	$205.5

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
     The decrease in average VaR during the three months ended June 30, 2010 resulted from reduced exposures in several businesses. In addition, portfolio diversification increased relative to average VaR, as exposure changes resulted in reduced correlations across businesses.
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
Trading Portfolio Stress Testing
     Because the very nature of a VaR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing. A process has been established to ensure consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 144.

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
     We prepare forward-looking forecasts of core net interest income. These baseline forecasts take into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by forward interest rates. We then measure and evaluate the impact that alternative interest rate scenarios have on these static baseline forecasts in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecasts at June 30, 2010 and December 31, 2009 are presented in the following table.

Table 49
Forward Rates
	June 30, 2010			December 31, 2009
		Three-			Three-
	Federal	Month	10-Year	Federal	Month	10-Year
	Funds	LIBOR	Swap	Funds	LIBOR	Swap

Spot rates	0.25%	0.53%	3.02%	0.25%	0.25%	3.97%
12-month forward rates	0.50	0.94	3.39	1.14	1.53	4.47

     Table 50 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from June 30, 2010 and December 31, 2009, resulting from a 100 bps gradual parallel increase, a 100 bps gradual parallel decrease, a 100 bp gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bps gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income, see page 108.

Table 50
Estimated Core Net Interest Income
(Dollars in millions)			June 30	December 31
Curve Change	Short Rate (bps)	Long Rate (bps)	2010	2009 (1)

+100 bps Parallel shift	+100	+100	$977	$598
-100 bps Parallel shift	-100	-100	(1,131)	(1,084)
Flatteners
Short end	+100	-	260	127
Long end	-	-100	(846)	(616)
Steepeners
Short end	-100	-	(347)	(444)
Long end	-	+100	673	476

(1)	Reported on a managed basis at December 31, 2009.
     The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated periods. At June 30, 2010, the exposure as reported reflects impacts that may be realized in net interest income on the Consolidated Statement of Income. At December 31, 2009, the estimated exposure as reported reflects impacts that would have been realized primarily in net interest income and card income.

     Our core net interest income was asset sensitive to a parallel move in interest rates at both June 30, 2010 and December 31, 2009. Beyond what is already implied in the forward market curve, the exposure to declining rates is materially unchanged since December 31, 2009. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
Securities
     The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities including MBS and to a lesser extent corporate, municipal and other debt securities. At June 30, 2010 and December 31, 2009, AFS debt securities were $314.8 billion and $301.6 billion. During the three months ended June 30, 2010 and 2009, we purchased AFS debt securities of $34.8 billion and $37.1 billion, sold $28.3 billion and $23.5 billion, and had maturities and received paydowns of $17.8 billion and $18.0 billion. We realized $37 million and $632 million in net gains on sales of debt securities during the three months ended June 30, 2010 and 2009. In addition, we securitized $436 million and $5.1 billion of residential mortgage loans into MBS which we retained during the three months ended June 30, 2010 and 2009.
     During the six months ended June 30, 2010 and 2009, we purchased AFS debt securities of $99.7 billion and $43.7 billion, sold $62.6 billion and $75.3 billion, and had maturities and received paydowns of $36.5 billion and $31.9 billion. We realized $771 million and $2.1 billion in net gains on sales of debt securities during the six months ended June 30, 2010 and 2009. In addition, we securitized $2.1 billion and $5.4 billion of residential mortgage loans into MBS which we retained during the six months ended June 30, 2010 and 2009.
     During the three months ended June 30, 2010, we entered into a series of transactions in our AFS debt securities portfolio that involved securitizations as well as sales of non-agency RMBS. The Corporation made the decision to enter into these transactions in late May 2010 following a review of corporate risk objectives in light of proposed Basel regulatory capital changes and liquidity targets. For more information on the proposed regulatory capital changes, see Basel Regulatory Capital Requirements on page 145. The carrying value of the non-agency RMBS portfolio was reduced $5.2 billion during the quarter primarily as a result of the aforementioned sales and securitizations as well as paydowns. We recognized net losses of $711 million on the sales and securitizations, and improved the overall credit quality of the remaining portfolio as the non-agency RMBS portfolio below investment grade was reduced significantly.
     Accumulated OCI includes a $2.9 billion net after-tax unrealized gain at June 30, 2010, comprised primarily of $2.9 billion of net unrealized gains related to AFS debt securities. Total market value of the AFS debt securities was $314.8 billion at June 30, 2010 with a weighted-average duration of 4.5 years and primarily relates to our MBS portfolio. The amount of pre-tax accumulated OCI related to AFS debt securities improved by $4.6 billion and $5.7 billion during the three and six months ended June 30, 2010.
     We recognized $126 million and $727 million of OTTI losses through earnings on AFS debt securities during the three and six months ended June 30, 2010 compared to $1.0 billion and $1.4 billion for the same periods in 2009. OTTI losses on AFS marketable equity securities decreased $323 million during the six months ended June 30, 2010 compared to $326 million for the same period in 2009.
     The recognition of impairment losses on AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost, the financial condition of the issuer of the security and its ability to recover market value, and our intent and ability to hold the security to recovery. We do not intend to sell securities with unrealized losses and it is more-likely-than-not that we will not be required to sell those securities before recovery of amortized cost. Based on our evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at June 30, 2010 are other-than-temporarily impaired.
Residential Mortgage Portfolio
     At June 30, 2010 and December 31, 2009, residential mortgages were $245.5 billion and $242.1 billion. During the three months ended June 30, 2010 and 2009, we retained $8.8 billion and $7.8 billion in first mortgages originated by Home Loans & Insurance. Outstanding residential mortgage loans increased $3.4 billion at June 30, 2010 compared to December 31, 2009 primarily due to the repurchase of FHA insured mortgages from Government National Mortgage Association

(GNMA) securities and origination of FHA insured loans during the six months ended June 30, 2010. During the three months ended June 30, 2010 and 2009, we securitized $436 million and $5.1 billion of residential mortgage loans into MBS which we retained. For more information on these securitizations, see Note 8 - Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. During the three months ended June 30, 2010 and 2009, we had no purchases of residential mortgages related to ALM activities. We sold $41 million of residential mortgages during the three months ended June 30, 2010. This compares to sales of $5.2 billion of residential mortgages during the three months ended June 30, 2009 of which $4.9 billion were originated residential mortgages and $252 million were previously purchased from third parties. We received paydowns of $8.2 billion and $12.8 billion during the three months ended June 30, 2010 and 2009. Net gains on these transactions were immaterial.
     We retained $19.7 billion and $12.8 billion in first mortgages originated by Home Loans & Insurance during the six months ended June 30, 2010 and 2009. We securitized $2.1 billion and $5.4 billion of residential mortgage loans into mortgage-backed securities which we retained during the six months ended June 30, 2010 and 2009. We recognized gains of $61 million on the securitizations completed during the six months ended June 30, 2010. We had no purchases of residential mortgages related to ALM activities during the six months ended June 30, 2010 and 2009. We sold $283 million of residential mortgages during the six months ended June 30, 2010 of which $272 million were originated residential mortgages and $11 million were previously purchased from third parties. This compares to sales of $5.7 billion during the six months ended June 30, 2009, which were comprised of $5.1 billion in originated residential mortgages and $648 million previously purchased from third parties. We received paydowns of $16.5 billion and $22.6 billion during the six months ended June 30, 2010 and 2009. Net gains on these sales were immaterial.
Interest Rate and Foreign Exchange Derivative Contracts
     Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to manage our interest rate and foreign exchange risk. We use derivatives to hedge the variability in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For additional information on our hedging activities, see Note 4 - Derivatives to the Consolidated Financial Statements.
     Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 51 shows the notional amounts, fair value, weighted-average receive fixed and pay fixed rates, expected maturity and estimated duration of our open ALM derivatives at June 30, 2010 and December 31, 2009. These amounts do not include derivative hedges on our net investments in consolidated foreign operations and MSRs.
     Changes to the composition of our derivatives portfolio during the six months ended June 30, 2010 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions increased to $9.1 billion at June 30, 2010 from $6.5 billion at December 31, 2009. Our interest rate swap positions, including foreign exchange contracts, were a net receive fixed position of $26.4 billion at June 30, 2010 compared to a net receive fixed position of $52.2 billion at December 31, 2009. The decrease in the notional levels of our interest rate swap position was driven by the net addition of $33.1 billion in pay fixed swaps, $5.7 billion in U.S. dollar-denominated receive fixed swaps and $1.6 billion in foreign currency-denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps was $160.9 billion and $122.8 billion at June 30, 2010 and December 31, 2009. The $38.1 billion notional change was primarily due to new trade activity during the first six months of 2010 to mitigate cross currency basis risk on our economic hedge portfolio. The increase in pay fixed swaps was mainly the result of hedging newly purchased U.S. Treasury bonds with swaps. Our futures and forwards net notional position, which reflects the net of long and short positions, was a long position of $1.3 billion at June 30, 2010 compared to a long position of $10.6 billion at December 31, 2009.

     The following table includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments. The fair value of net ALM contracts decreased $5.2 billion to a gain of $7.1 billion at June 30, 2010 from a gain of $12.3 billion at December 31, 2009. The decrease was primarily attributable to a loss from the changes in the value of pay fixed interest rate swaps of $7.6 billion, foreign exchange basis swaps of $2.3 billion and option products of $414 million. The decrease was partially offset by changes in the value of U.S. dollar-denominated receive fixed interest rate swaps of $4.7 billion and foreign exchange contracts of $395 million.

Table 51
Asset and Liability Management Interest Rate and Foreign Exchange Contracts

June 30, 2010
		Expected Maturity
									Average
(Dollars in millions, average estimated	Fair								Estimated
duration in years)	Value	Total	2010	2011	2012	2013	2014	Thereafter	Duration

Receive fixed interest rate swaps (1, 2)	$8,796								4.29
Notional amount		$116,249	$14,971	$8	$36,204	$7,663	$8,597	$48,806
Weighted-average fixed-rate		3.63%	1.23%	1.00%	2.49%	3.95%	3.52%	5.15%
Pay fixed interest rate swaps (1)	(6,411)								7.30
Notional amount		$137,516	$2,500	$50,810	$16,225	$806	$3,729	$63,446
Weighted-average fixed-rate		3.05%	1.82%	2.37%	2.14%	3.77%	2.61%	3.88%
Same-currency basis swaps (3)	101
Notional amount		$73,740	$124	$8,131	$27,859	$14,296	$11,155	$12,175
Foreign exchange basis swaps (2, 4, 5)	2,339
Notional amount		160,904	7,514	16,095	24,740	30,272	33,726	48,557
Option products (6)	(240)
Notional amount		9,102	126	2,031	2,092	2,084	603	2,166
Foreign exchange contracts (2, 5, 7)	2,539
Notional amount (8)		89,569	47,661	7,131	3,577	6,099	9,710	15,391
Futures and forward rate contracts	4
Notional amount (8)		1,260	1,260	-	-	-	-	-

Net ALM contracts	$7,128

December 31, 2009
		Expected Maturity
									Average
(Dollars in millions, average estimated	Fair								Estimated
duration in years)	Value	Total	2010	2011	2012	2013	2014	Thereafter	Duration

Receive fixed interest rate swaps (1, 2)	$4,047								4.34
Notional amount		$110,597	$15,212	$8	$35,454	$7,333	$8,247	$44,343
Weighted-average fixed-rate		3.65%	1.61%	1.00%	2.42%	4.06%	3.48%	5.29%
Pay fixed interest rate swaps (1)	1,175								4.18
Notional amount		$104,445	$2,500	$50,810	$14,688	$806	$3,729	$31,912
Weighted-average fixed-rate		2.83%	1.82%	2.37%	2.24%	3.77%	2.61%	3.92%
Same-currency basis swaps (3)	107
Notional amount		$42,881	$4,549	$8,593	$11,934	$5,591	$5,546	$6,668
Foreign exchange basis swaps (2, 4, 5)	4,633
Notional amount		122,807	7,958	10,968	19,862	18,322	31,853	33,844
Option products (6)	174
Notional amount		6,540	656	2,031	1,742	244	603	1,264
Foreign exchange contracts (2, 5, 7)	2,144
Notional amount (8)		103,726	63,158	3,491	3,977	6,795	10,585	15,720
Futures and forward rate contracts	(8)
Notional amount (8)		10,559	10,559	-	-	-	-	-

Net ALM contracts	$12,272

(1)
At June 30, 2010 and December 31, 2009, the receive fixed interest rate swap notional amounts that represented forward starting swaps and will not be effective until their respective contractual start dates were $623 million and $2.5 billion, and the forward starting pay fixed swap positions were $81.3 billion and $76.8 billion.

(2)
Does not include basis adjustments on fixed-rate debt issued by the Corporation and hedged under fair value hedges using derivatives designated as hedging instruments that substantially offset the fair values of these derivatives.

(3)
At June 30, 2010 and December 31, 2009, same-currency basis swaps consist of $73.7 billion and $42.9 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.

(6)
Option products of $9.1 billion and $6.5 billion at June 30, 2010 and December 31, 2009 were comprised of $182 million and $177 million in purchased caps and $8.9 billion and $6.3 billion in swaptions.

(7)
Foreign exchange contracts include foreign currency-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional amount was comprised of $47.7 billion in foreign currency-denominated and cross-currency receive fixed swaps and $41.9 billion in foreign currency forward rate contracts at June 30, 2010, and $46.0 billion in foreign currency-denominated and cross-currency receive fixed swaps and $57.7 billion in foreign currency forward rate contracts at December 31, 2009.

(8)	Reflects the net of long and short positions.

     We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities, including certain compensation costs and other forecasted transactions (collectively referred to as cash flow hedges). From time to time, we also utilize equity-indexed derivatives accounted for as cash flow hedges to minimize exposure to price fluctuations on the forecasted purchase or sale of certain equity investments. The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.0 billion and $2.5 billion at June 30, 2010 and December 31, 2009. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at June 30, 2010, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.2 billion, or 24 percent within the next year, 73 percent within five years, and 91 percent within 10 years, with the remaining nine percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.
     In addition to the derivatives disclosed in Table 51, we hedge our net investment in foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax gains on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by losses on our net investments in consolidated foreign entities at June 30, 2010.
Mortgage Banking Risk Management
     We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
     Interest rate and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At June 30, 2010 and December 31, 2009, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $116.2 billion and $161.4 billion.
     MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, Eurodollar futures, as well as mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at June 30, 2010 were $1.3 trillion and $68.8 billion, for a total notional amount of $1.4 trillion. At December 31, 2009, the notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $1.3 trillion and $67.6 billion, for a total notional amount of $1.4 trillion. For the three and six months ended June 30, 2010, we recorded gains in mortgage banking income of $4.0 billion and $4.9 billion related to the change in fair value of these economic hedges as compared to losses of $3.4 billion and $3.2 billion for the same periods in 2009. For additional information on MSRs, see Note 16 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Home Loans & Insurance beginning on page 117.
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
     We approach operational risk management from two perspectives: the enterprise and line of business. The Operational Risk Committee, which reports to the Enterprise Risk Committee of the Board, is responsible for operational risk policies, measurement and management, and control processes. Within Global Risk Management, Corporate Operational Risk Management develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization.
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
Level 3 Assets and Liabilities
     Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include private equity investments, consumer MSRs, ABS, highly structured, complex or long-dated derivative contracts, structured notes and certain CDOs, for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model is not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques for which the determination of fair value requires significant management judgment or estimation. In the six months ended June 30, 2010, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.
     Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $91.8 billion and $103.6 billion at June 30, 2010 and December 31, 2009 and represented approximately 12 percent and 14 percent of assets measured at fair value (or four percent and five percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $19.1 billion and $21.8 billion at June 30, 2010 and December 31, 2009 and represented approximately seven percent and 10 percent of the liabilities measured at fair value (or approximately one percent of total liabilities for both periods). At June 30, 2010, $19.1 billion, or 10 percent, of trading account assets were classified as Level 3 assets, and $80 million, or less than one percent of trading account liabilities, were classified as Level 3 liabilities. At June 30, 2010, $22.7 billion, or 27 percent, of derivative assets were classified as Level 3 assets, and $13.3 billion, or 21 percent, of derivative liabilities were classified as Level 3 liabilities. See Note 14 – Fair Value Measurements to the Consolidated Financial Statements for a tabular presentation of the fair values of Level 1, 2 and 3 assets and liabilities at June 30, 2010 and December 31, 2009 and detail of Level 3 activity for the three months ended June 30, 2010 and 2009.
     During the three and six months ended June 30, 2010, we recognized net gains of $706 million and $2.2 billion on Level 3 assets and liabilities which were primarily gains on net derivatives, other assets and long-term debt, and partially offset by changes in the value of MSRs and other-than-temporary impairment losses on non-agency RMBS. We also recorded unrealized losses of $73 million and $523 million (pre-tax) in accumulated OCI on Level 3 assets and liabilities during the three and six months ended June 30, 2010, which for the six months ended June 30, 2010 were primarily related to non-agency RMBS. The gains in net derivatives were driven by positive valuation adjustments on our IRLCs.
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
     During the three months ended June 30, 2010, the more significant transfers into Level 3 included $1.1 billion of trading account assets, $1.1 billion of AFS debt securities and $520 million of net derivative contracts. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts primarily related to a lack of price observability for certain credit default and total return swaps. During the three months ended June 30, 2010, the more significant transfers out of Level 3 were $819 million of trading account assets, driven by increased price verification of certain mortgage-backed and corporate debt securities and increased price observability of index floaters based on the Bond Market Association (BMA) curve held in corporate securities, trading loans and other.
     During the six months ended June 30, 2010, the more significant transfers into Level 3 included $2.8 billion of trading account assets, $3.3 billion of AFS debt securities and $768 million of net derivative contracts. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain municipal auction rate securities and corporate debt securities as well as a change in valuation methodology for certain asset-backed securities to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts primarily related to a lack of price observability for certain credit default and total return swaps. During the six months ended June 30, 2010, the more significant transfers out of Level 3 were $1.6 billion of trading account assets, driven by increased price verification of certain mortgage-backed and corporate debt securities and increased price observability of index floaters based on the BMA curve held in corporate securities, trading loans and other.
Goodwill and Intangible Assets
     The nature of and accounting for goodwill and intangible assets are discussed in detail in Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements and also in Note 10 – Goodwill and Intangible Assets and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K as well as Complex Accounting Estimates beginning on page 88 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30, or in interim periods if events or circumstances indicate a potential impairment. A reporting unit is a business segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

     In performing the first step of the 2009 two-step annual impairment test, we compared the fair value of each reporting unit to its current carrying amount, including goodwill. Based on the results of step one of the impairment test, we determined that the carrying amount of the Home Loans & Insurance and Global Card Services reporting units, including goodwill, exceeded their fair value. Accordingly, we performed step two of the goodwill impairment test for these reporting units as of June 30, 2009. In step two, we compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. For all other reporting units, step two was not required as their fair value exceeded their carrying amount in step one indicating there was no impairment. Based on the results of step two of the impairment test as of June 30, 2009, we determined that goodwill was not impaired in either Home Loans & Insurance or Global Card Services.
     Based on the results of the annual impairment test at June 30, 2009, the interim period tests subsequent thereto, and due to continued stress on Home Loans & Insurance and Global Card Services as a result of current market conditions, we concluded that an additional impairment analysis should be performed for these two reporting units in the three months ended June 30, 2010, prior to the 2010 annual impairment test. In step one of this second quarter 2010 goodwill impairment analysis for Home Loans & Insurance, the fair value was estimated with equal weighting assigned to the market approach and the income approach. The fair value of Global Card Services was estimated under the income approach and did not consider the impact of any potential future changes which may result from the Financial Reform Act which was signed into law after June 30, 2010. Under the market approach valuation for Home Loans & Insurance, significant assumptions were updated for current market conditions and were conceptually consistent with the assumptions used in our annual impairment tests as of June 30, 2009, and included market multiples and a control premium. The significant assumptions for the valuation of Home Loans & Insurance under the income approach included cash flow estimates, the discount rate and the terminal value. In the Global Card Services valuation under the income approach, the significant assumptions included the discount rate, terminal value, expected loss rates and expected new account growth. For both Home Loans & Insurance and Global Card Services, the carrying value exceeded the fair value, and accordingly, step two of the analysis was performed comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.
     Under step two of the second quarter 2010 goodwill impairment analyses for both reporting units, significant assumptions in measuring the fair value of the assets and liabilities of the reporting units including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment analysis for Home Loans & Insurance and Global Card Services were consistent with the results of the 2009 annual impairment test and the subsequent interim impairment analyses, indicating that no goodwill was impaired in either reporting unit as of June 30, 2010. At June 30, 2010, the carrying amount of the reporting unit, fair value of the reporting unit and goodwill for Home Loans & Insurance were $27.1 billion, $20.8 billion and $4.8 billion, respectively, and for Global Card Services were $40.1 billion, $40.1 billion and $22.3 billion, respectively. The estimated fair value as a percent of the carrying amount at June 30, 2010 was 77 percent for Home Loans & Insurance and 99 percent for Global Card Services. We are in the process of completing our annual impairment test for all reporting units as of June 30, 2010.
     On July 21, 2010, the Financial Reform Act was signed into law. Under the Financial Reform Act and its amendment to the Electronic Fund Transfer Act, the Federal Reserve must adopt rules within nine months of enactment of the Financial Reform Act regarding the interchange fees that may be charged with respect to electronic debit transactions. Those rules will take effect one year after enactment of the Financial Reform Act. The Financial Reform Act and the applicable rules are expected to materially reduce the future revenues generated by the debit card business of the Corporation. However, we expect to implement a number of actions that would mitigate some of the impact.
     The Corporation’s consumer and small business card products, including the debit card business, are part of an integrated platform within Global Card Services. Our current estimate of revenue loss due to the Financial Reform Act will materially reduce the carrying value of the $22.3 billion of goodwill applicable to Global Card Services. Based on our current estimates of the revenue impact to this business segment, we expect to record a non-tax deductible goodwill impairment charge for Global Card Services in the three months ended September 30, 2010 that is estimated to be in the range of $7 billion to $10 billion. This estimate does not include potential mitigation actions to recapture lost revenue. A number of these actions may not reduce the goodwill impairment because they may generate revenue for business segments other than Global Card Services (e.g., Deposits) or because the actions may be identified and implemented after the impairment charge. The impairment charge, which is a non-cash item, will have no impact on the Corporation’s reported Tier 1 and tangible equity ratios.
     If economic conditions deteriorate or other events adversely impact the business models and the related assumptions including discount rates, loss rates and interest rates used to value our reporting units, there could be a change in the valuation of our goodwill and intangible assets which could result in the recognition of impairment losses in future periods. With any assumption change, when a prolonged change in performance causes the fair value of the reporting unit to fall below the carrying amount of goodwill, goodwill impairment will occur.

Representations and Warranties
     We securitize first-lien mortgage loans generally in the form of MBS guaranteed by GSEs. In addition, in prior years, legacy companies have sold pools of first-lien mortgage loans and home equity loans as private label MBS or in the form of whole loans. In connection with these securitizations and whole loan sales, we and our legacy companies made various representations and warranties to the GSEs, private label MBS investors, monolines, and other whole loan purchasers. All of these loan sales included various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans, indemnify or provide other recourse to an investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to sellers of loans for representations and warranties provided to us when such loans were previously purchased. These representations and warranties can be enforced by the investor, or in certain first-lien and home equity securitizations where monolines have insured all or some of the related bonds, issued by the insurer at any time over the life of the loan. However, most demands for repurchase have occurred within the first few years of origination, generally after a loan has defaulted. Importantly, the contractual liability to repurchase arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or securitization trust, or if there is a breach of other standards established by the terms of the related sale agreement. Our current operations are structured to attempt to limit the risk of repurchase and accompanying credit exposure by ensuring consistent production of quality mortgages and by servicing those mortgages consistent with secondary mortgage market standards. In addition, certain securitizations include guarantees written to protect purchasers of the loans from credit losses up to a specified amount. The probable losses to be absorbed under the representations and warranties obligations and the guarantees are recorded as a liability when the loans are sold and are updated by accruing a representations and warranties expense in mortgage banking income throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include actual defaults, estimated future defaults, historical loss experience, probability that a repurchase request will be received and probability that a loan will be required to be repurchased.
     Although the timing and volume has varied, we have experienced increasing repurchase and similar requests from buyers and insurers including monolines. However, we have received very limited number of repurchase requests related to private label MBS transactions. We perform a loan by loan review of all repurchase requests and have and will continue to contest such demands that we do not believe are valid. Overall, disputes have increased with buyers and insurers regarding representations and warranties.
     We and our legacy companies have an established history of working with the GSEs on repurchase requests and have generally established a mutual understanding of what represents a valid defect and the protocols necessary for loan repurchases. However, unlike the repurchase protocols and experience established with GSEs, our experience with the monolines and other third party buyers has been varied and the protocols and experience with the monolines has not been as predictable as with the GSEs. In addition, we and our legacy companies have very limited experience with private label MBS repurchases as the number of repurchase requests received has been very limited. We have repurchased loans and have established a liability for representations and warranties for monoline repurchase requests for valid identified defects. A liability has also been established for monoline repurchase requests that are in the process of review based on historical repurchase experience with each monoline to the extent such experience provides a reliable basis on which to estimate incurred losses from future repurchase activity. We have also established a liability related to repurchase requests subject to negotiation and unasserted requests to repurchase current and future defaulted loans where it is believed a more consistent repurchase experience with certain monolines has been established. For other monolines, in view of the inherent difficulty of predicting the outcome of those repurchase requests where a valid defect has not been identified or the inherent difficulty in predicting future claim requests and the related outcome in the case of unasserted requests to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, we cannot reasonably estimate the eventual outcome. In addition the timing of the ultimate resolution, or the eventual loss, if any, on those repurchase requests cannot be reasonably determined.
     For the monolines where we have not established sufficient, consistent repurchase experience, we are unable to estimate the possible loss or a range of loss. Thus, a liability has not been established related to repurchase requests where a valid defect has not been identified, or in the case of any unasserted requests to repurchase loans from the securitization trusts in which monolines have insured all or some of the related bonds. The liability for representations and warranties, and corporate guarantees, is included in accrued expenses and other liabilities and the related expense is included in mortgage banking income. At June 30, 2010 and December 31, 2009, the liability was $3.9 billion and $3.5 billion. For the three and six months ended June 30, 2010, the representations and warranties and corporate guarantees expense was $1.2 billion and $1.8 billion, compared to $446 million and $880 million for the same periods in 2009. Representation and warranties expense may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances.

     At June 30, 2010, the unpaid principal balance of loans related to unresolved repurchase requests previously received from monolines was approximately $4.0 billion, including $2.3 billion that have been reviewed by the Corporation where, in our view, a valid defect has not been identified which would constitute an actionable breach of its representations and warranties and $1.7 billion that is in the process of review. At June 30, 2010, the unpaid principal balance of loans for which monolines had requested loan files for review but for which no repurchase request has been received was approximately $9.8 billion. There will likely be additional requests for loan files in the future leading to repurchase requests. Such requests may relate to loans that are currently in the securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trust. However, we do not believe that we will receive a repurchase request for every loan in a securitization or every file requested; nor do we believe that we will determine that a valid defect exists for every loan repurchase request. We will continue to evaluate and review repurchase requests from the monolines and contest such demands that we do not believe are valid. Our exposure to loss from monoline repurchase requests will be determined by the number and amount of loans ultimately repurchased offset by the applicable underlying collateral value in the real estate securing these loans. In the unlikely event that repurchase would be required for the entire amount of all loans in all securitizations, regardless of whether the loans were current, and without considering whether a repurchase demand might be asserted or whether such demand actually showed a valid defect in any loans from the securitization trusts in which monolines have insured all or some of the related bonds, assuming the underlying collateral has no value, the maximum amount of potential loss would be no greater than the unpaid principal balance of the loans repurchased plus accrued interest. For additional information regarding disputes involving monolines, see Note 8 – Securitizations and Other Variable Interest Entities, to the Consolidated Financial Statements, Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

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
Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (troubled debt restructurings or TDRs). Loans accounted for under the fair value option, purchased credit-impaired loans and loans held-for-sale are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans not secured by real estate and consumer loans secured by real estate where repayments are insured by the Federal Housing Administration are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
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

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALMRC	Asset and Liability Market Risk Committee
ALM	Asset and liability management
ARM	Adjustable-rate mortgage
ARS	Auction rate securities
BPS	Basis points
CDO	Collateralized debt obligation
CES	Common Equivalent Securities
CMBS	Commercial mortgage-backed securities
CMO	Collateralized mortgage obligation
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Federal Home Loan Mortgage Corporation
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Federal National Mortgage Association
FTE	Fully taxable-equivalent
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
GRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HAFA	Home Affordable Foreclosure Alternatives
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan statistical area
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other than temporary impairment
QSPE	Qualifying special purpose entity
RMBS	Residential mortgage-backed securities
ROC	Risk Oversight Committee
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SPE	Special purpose entity
VIE	Variable interest entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Market Risk Management beginning on page 183 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in internal controls
     There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Regulatory Matters in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Item 1A. Risk Factors
     There are no material changes from the risk factors set forth under Part 1, Item1A. Risk Factors in the Corporation’s 2009 Annual Report on Form 10-K, other than the addition of the following risk factor.
The Financial Reform Act may significantly and negatively impact our revenues and earnings.
     As a result of the financial crisis, the Corporation, along with the rest of the financial services industry, continues to experience heightened legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Financial Reform Act. This legislation, which provides for sweeping financial regulatory reform, may have a significant and negative impact on the Corporation’s earnings through fee reductions, higher costs (both regulatory and implementation) and new restrictions, as well as reduce available capital and have a material adverse impact on certain assets and liabilities held by the Corporation. The Financial Reform Act may also impact the competitive dynamics of the financial services industry in the U.S. by more adversely impacting large financial institutions, and by adversely impacting the competitive position of U.S. financial institutions in comparison to foreign competitors in certain businesses.
     The Financial Reform Act mandates that the Federal Reserve limit debit card interchange fees. Under the Financial Reform Act, which includes the Durbin Amendment to the Electronic Fund Transfer Act, the Federal Reserve must adopt rules within nine months of enactment of this legislation regarding the interchange fees that may be charged with respect to electronic debit transactions. Those rules will take effect one year after enactment of the Financial Reform Act. This legislation and the applicable rules promulgated thereunder are expected to materially reduce the future revenues generated by us (excluding any potential mitigation actions), and result in a non-deductible goodwill impairment charge for the Corporation’s Global Card Services business segment. For additional information about the anticipated impact of these provisions on the Corporation, see Regulatory Overview beginning on page 92 in the MD&A.
     Provisions in the Financial Reform Act also ban banking organizations from engaging in proprietary trading and restrict their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions. The Financial Reform Act increases regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and will require clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants. The Financial Reform Act changes the assessment base used in calculating FDIC deposit insurance fees from assessable deposits to total assets less tangible capital; provides for resolution authority to establish a process to unwind large systemically important financial companies; establishes a consumer financial protection bureau; and includes new minimum leverage and risk-based capital requirements for large financial institutions; and proposes disqualification of trust preferred securities and other hybrid capital securities from Tier 1 capital. Many of these provisions will be phased-in over the next several months or years and will be subject both to further rulemaking and the discretion of regulatory bodies. For information about the Financial Reform Act’s impact on the Corporation’s Tier 1 capital, see Regulatory Capital beginning on page 142 in the MD&A. The ultimate future impact of these provisions in the Financial Reform Act on the Corporation’s businesses and results of operations will depend upon regulatory interpretation and rulemaking, as well as the success of any actions by the Corporation to mitigate the negative impact of the provisions. For additional information on this legislation, see Regulatory Overview beginning on page 92 in the MD&A.
     Two of the major credit ratings agencies have indicated that enactment of the Financial Reform Act, including regulators’ interpretation or rulemaking thereunder, may at some point result in a downgrade to the Corporation’s credit ratings. One of these ratings agencies placed the Corporation’s and certain other banks’ credit ratings on negative outlook based on an earlier version of financial reform legislation, and the other ratings agency placed the Corporation’s and other banks’ credit ratings on negative outlook shortly after the Financial Reform Act was signed into law. It remains unclear what other actions the ratings agencies may take as a result of enactment of the Financial Reform Act. However, in the event of certain credit ratings downgrades, the Corporation’s access to credit markets, liquidity and its related funding costs would be materially adversely affected. For additional information about the Corporation’s credit ratings, see Liquidity Risk and Capital Management beginning on page 139 in the MD&A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below presents share repurchase activity for the three months ended June 30, 2010. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

		Weighted-	Shares Purchased as
(Dollars in millions, except per share	Common Shares	average Per	Part of Publicly	Remaining Buyback Authority
information; shares in thousands)	Repurchased (1)	Share Price	Announced Programs	Amounts	Shares

April 1-30, 2010	48	$18.32	-	$-	-
May 1-31, 2010	105	17.88	-	-	-
June 1-30, 2010	10	11.75	-	-	-

Three months ended June 30, 2010	163	17.65	-

(1)
Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures from terminations of employment related to awards under equity incentive plans.

     The Corporation did not have any unregistered sales of its equity securities during the three months ended June 30, 2010.

Item 6. Exhibits

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(a) of the Corporation’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended March 31, 2010

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K (File No. 1-6523) filed on August 3, 2010

Exhibit 4(a)	Supplement to Global Agency Agreement dated as of April 30, 2010 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A.(1)

Exhibit 4(b)
Amended and Restated Agency Agreement dated as of July 22, 2010 among the Corporation, Bank of America, N.A., London Branch, as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent, incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K (File No. 1-6523) filed on July 27, 2010

Exhibit 11	Earnings Per Share Computation — included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges (1)
Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1, 2)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1, 2)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1, 2)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1, 2)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1, 2)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1, 2)

(1)	Included herewith

(2)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant
Date: August 6, 2010	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer (Duly Authorized Officer)

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description
Exhibit 3(a)
Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(a) of the Corporation’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended March 31, 2010

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K (File No. 1-6523) filed on August 3, 2010

Exhibit 4(a)
Supplement to Global Agency Agreement dated as of April 30, 2010 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A. (1)

Exhibit 4(b)
Amended and Restated Agency Agreement dated as of July 22, 2010 among the Corporation, Bank of America, N.A., London Branch, as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent, incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K (File No. 1-6523) filed on July 27, 2010

Exhibit 11	Earnings Per Share Computation — included in Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges (1)
Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1, 2)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1, 2)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1, 2)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1, 2)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1, 2)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1, 2)

(1)	Included herewith

(2)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.