Form 10-Q
period 2010-09-30
BANK OF AMERICA CORP /DE/
filed 2010-11-05
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
  Yes        No ✓
On October 31, 2010, there were 10,085,147,198 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

September 30, 2010 Form 10-Q
INDEX

			Page
Part I. Financial Information	Item 1.	Financial Statements:
		Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2010 and 2009	3

		Consolidated Balance Sheet at September 30, 2010 and December 31, 2009	4

		Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2010 and 2009	6

		Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	7

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		Table of Contents	91
		Discussion and Analysis	92

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	210

	Item 4.	Controls and Procedures	210

Part II. Other Information	Item 1.	Legal Proceedings	210

	Item 1A.	Risk Factors	210

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	212

	Item 6.	Exhibits	213

	Signature		214

	Index to Exhibits		215
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2010	2009	2010	2009

Interest income
Interest and fees on loans and leases	$12,485	$11,620	$38,847	$37,298
Interest on debt securities	2,605	2,975	8,638	10,088
Federal funds sold and securities borrowed or purchased under agreements to resell	441	722	1,346	2,567
Trading account assets	1,641	1,843	5,180	6,223
Other interest income	1,037	1,363	3,196	4,095

Total interest income	18,209	18,523	57,207	60,271

Interest expense
Deposits	950	1,710	3,103	6,335
Short-term borrowings	848	1,237	2,557	4,854
Trading account liabilities	635	455	2,010	1,484
Long-term debt	3,341	3,698	10,453	12,048

Total interest expense	5,774	7,100	18,123	24,721

Net interest income	12,435	11,423	39,084	35,550

Noninterest income
Card income	1,982	1,557	5,981	6,571
Service charges	2,212	3,020	7,354	8,282
Investment and brokerage services	2,724	2,948	8,743	8,905
Investment banking income	1,371	1,254	3,930	3,955
Equity investment income	357	843	3,748	7,988
Trading account profits	2,596	3,395	9,059	10,760
Mortgage banking income	1,755	1,298	4,153	7,139
Insurance income	75	707	1,468	2,057
Gains on sales of debt securities	883	1,554	1,654	3,684
Other income (loss)	433	(1,167)	3,498	1,870
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(156)	(847)	(1,616)	(2,671)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	33	50	766	477

Net impairment losses recognized in earnings on available-for-sale debt securities	(123)	(797)	(850)	(2,194)

Total noninterest income	14,265	14,612	48,738	59,017

Total revenue, net of interest expense	26,700	26,035	87,822	94,567

Provision for credit losses	5,396	11,705	23,306	38,460

Noninterest expense
Personnel	8,402	7,613	26,349	24,171
Occupancy	1,150	1,220	3,504	3,567
Equipment	619	617	1,845	1,855
Marketing	497	470	1,479	1,490
Professional fees	651	562	1,812	1,511
Amortization of intangibles	426	510	1,311	1,546
Data processing	602	592	1,882	1,861
Telecommunications	361	361	1,050	1,033
Other general operating	3,687	3,767	11,162	11,106
Goodwill impairment	10,400	-	10,400	-
Merger and restructuring charges	421	594	1,450	2,188

Total noninterest expense	27,216	16,306	62,244	50,328

Income (loss) before income taxes	(5,912)	(1,976)	2,272	5,779
Income tax expense (benefit)	1,387	(975)	3,266	(691)

Net income (loss)	$(7,299)	$(1,001)	$(994)	$6,470

Preferred stock dividends	348	1,240	1,036	3,478

Net income (loss) applicable to common shareholders	$(7,647)	$(2,241)	$(2,030)	$2,992

Per common share information
Earnings (loss)	$(0.77)	$(0.26)	$(0.21)	$0.39
Diluted earnings (loss)	(0.77)	(0.26)	(0.21)	0.39
Dividends paid	0.01	0.01	0.03	0.03

Average common shares issued and outstanding (in thousands)	9,976,351	8,633,834	9,706,951	7,423,341

Average diluted common shares issued and outstanding (in thousands)	9,976,351	8,633,834	9,706,951	7,449,911

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Balance Sheet

	September 30	December 31
(Dollars in millions)	2010	2009

Assets
Cash and cash equivalents	$131,116	$121,339
Time deposits placed and other short-term investments	18,946	24,202
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $81,480 and $57,775 measured at fair value and $271,593 and $189,844 pledged as collateral)	271,818	189,933
Trading account assets (includes $15,995 and $30,921 pledged as collateral)	207,695	182,206
Derivative assets	84,684	87,622
Debt securities:
Available-for-sale (includes $115,506 and $122,708 pledged as collateral)	322,424	301,601
Held-to-maturity, at cost (fair value - $438 and $9,684)	438	9,840

Total debt securities	322,862	311,441

Loans and leases (includes $3,684 and $4,936 measured at fair value and $84,036 and $118,113 pledged as collateral)	933,910	900,128
Allowance for loan and lease losses	(43,581)	(37,200)

Loans and leases, net of allowance	890,329	862,928

Premises and equipment, net	14,320	15,500
Mortgage servicing rights (includes $12,251 and $19,465 measured at fair value)	12,540	19,774
Goodwill	75,602	86,314
Intangible assets	10,402	12,026
Loans held-for-sale (includes $22,337 and $32,795 measured at fair value)	33,276	43,874
Customer and other receivables	78,599	81,996
Other assets (includes $72,635 and $55,909 measured at fair value)	187,471	191,077

Total assets	$2,339,660	$2,230,232

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)
Trading account assets	$11,186
Derivative assets	2,838
Available-for-sale debt securities	7,684
Loans and leases	132,106
Allowance for loan and lease losses	(9,831)

Loans and leases, net of allowance	122,275

Loans held-for-sale	3,301
All other assets	7,910

Total assets of consolidated VIEs	$155,194

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet (continued)

	September 30	December 31
(Dollars in millions)	2010	2009

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$265,672	$269,615
Interest-bearing (includes $2,745 and $1,663 measured at fair value)	634,784	640,789
Deposits in foreign offices:
Noninterest-bearing	6,297	5,489
Interest-bearing	70,569	75,718

Total deposits	977,322	991,611

Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $48,509 and $37,325 measured at fair value)	296,605	255,185
Trading account liabilities	90,010	65,432
Derivative liabilities	61,656	50,661
Commercial paper and other short-term borrowings (includes $4,924 and $813 measured at fair value)	64,818	69,524
Accrued expenses and other liabilities (includes $23,855 and $19,015 measured at fair value and $1,294 and $1,487 of reserve for unfunded lending commitments)	139,896	127,854
Long-term debt (includes $49,452 and $45,451 measured at fair value)	478,858	438,521

Total liabilities	2,109,165	1,998,788

Commitments and contingencies (Note 8 – Securitizations and Other Variable Interest Entities and Note 11 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 3,960,660 and 5,246,660 shares	18,104	37,208
Common stock and additional paid-in capital, $0.01 par value; authorized — 12,800,000,000 and 10,000,000,000 shares; issued and outstanding — 10,033,705,046 and 8,650,243,926 shares	149,563	128,734
Retained earnings	62,515	71,233
Accumulated other comprehensive income (loss)	336	(5,619)
Other	(23)	(112)

Total shareholders’ equity	230,495	231,444

Total liabilities and shareholders’ equity	$2,339,660	$2,230,232

Liabilities of consolidated VIEs included in total liabilities above
Commercial paper and other short-term borrowings (includes $7,136 of non-recourse liabilities)	$13,222
Long-term debt (includes $75,137 of non-recourse debt)	79,228
All other liabilities (includes $1,160 of non-recourse liabilities)	1,954

Total liabilities of consolidated VIEs	$94,404

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidaries
  Consolidated Statement of Changes in Shareholders’ Equity

		Common Stock and			Accumulated
		Additional Paid-in			Other		Total	Comprehensive
	Preferred	Capital		Retained	Comprehensive		Shareholders’	Income
(Dollars in millions, shares in thousands)	Stock	Shares	Amount	Earnings	Income (Loss)	Other	Equity	(Loss)

Balance, December 31, 2008	$37,701	5,017,436	$76,766	$73,823	$(10,825)	$(413)	$177,052
Cumulative adjustment for accounting change - Other-than-temporary impairments on debt securities				71	(71)		-	$(71)
Net income				6,470			6,470	6,470
Net change in available-for-sale debt and marketable equity securities					3,110		3,110	3,110
Net change in foreign currency translation adjustments					26		26	26
Net change in derivatives					721		721	721
Employee benefit plan adjustments					334		334	334
Dividends paid:
Common				(238)			(238)
Preferred				(3,295)			(3,295)
Issuance of preferred stock and stock warrants	26,800		3,200				30,000
Stock issued in acquisition	8,605	1,375,476	20,504				29,109
Issuance of common stock		1,250,000	13,468				13,468
Exchange of preferred stock	(14,797)	999,935	14,221	576			-
Common stock issued under employee plans and related tax effects		7,467	664			257	921
Other	531			(526)			5

Balance, September 30, 2009	$58,840	8,650,314	$128,823	$76,881	$(6,705)	$(156)	$257,683	$10,590

Balance, December 31, 2009	$37,208	8,650,244	$128,734	$71,233	$(5,619)	$(112)	$231,444
Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities				(6,154)	(116)		(6,270)	$(116)
Credit-related notes				(229)	229		-	229
Net loss				(994)			(994)	(994)
Net change in available-for-sale debt and marketable equity securities					6,855		6,855	6,855
Net change in foreign currency translation adjustments					238		238	238
Net change in derivatives					(1,439)		(1,439)	(1,439)
Employee benefit plan adjustments					188		188	188
Dividends paid:
Common				(303)			(303)
Preferred				(1,036)			(1,036)
Common stock issued under employee plans and related tax effects		97,461	1,585			82	1,667
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244				-
Other	140			(2)		7	145

Balance, September 30, 2010	$18,104	10,033,705	$149,563	$62,515	$336	$(23)	$230,495	$4,961

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2010	2009

Operating activities
Net income (loss)	$(994)	$6,470
Reconciliation of net income to net cash provided by operating activities:
Provision for credit losses	23,306	38,460
Gains on sales of debt securities	(1,654)	(3,684)
Depreciation and premises improvements amortization	1,651	1,755
Amortization of intangibles	1,311	1,546
Deferred income tax expense	3,094	3,560
Net decrease in trading and derivative instruments	18,113	42,827
Net decrease in other assets	29,187	21,970
Net increase (decrease) in accrued expenses and other liabilities	6,726	(20,945)
Other operating activities, net	(3,357)	5,718

Net cash provided by operating activities	77,383	97,677

Investing activities
Net decrease in time deposits placed and other short-term investments	5,333	20,291
Net (increase) decrease in federal funds sold and securities borrowed or purchased under agreements to resell	(81,885)	33,541
Proceeds from sales of available-for-sale debt securities	79,813	122,756
Proceeds from pay downs and maturities of available-for-sale debt securities	52,832	47,238
Purchases of available-for-sale debt securities	(138,238)	(82,377)
Proceeds from maturities of held-to-maturity debt securities	3	1,831
Purchases of held-to-maturity debt securities	(100)	(2,677)
Proceeds from sales of loans and leases	7,629	6,565
Other changes in loans and leases, net	12,296	19,221
Net purchases of premises and equipment	(471)	(1,532)
Proceeds from sales of foreclosed properties	2,224	1,352
Cash received upon acquisition, net	-	31,804
Cash received due to impact of adoption of new consolidation guidance	2,807	-
Other investing activities, net	802	9,812

Net cash provided by (used in) investing activities	(56,955)	207,825

Financing activities
Net increase (decrease) in deposits	3,490	(6,205)
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	41,420	(68,600)
Net decrease in commercial paper and other short-term borrowings	(26,842)	(133,672)
Proceeds from issuance of long-term debt	51,524	62,809
Retirement of long-term debt	(79,048)	(80,302)
Proceeds from issuance of preferred stock	-	30,000
Proceeds from issuance of common stock	-	13,468
Cash dividends paid	(1,339)	(3,533)
Excess tax benefits on share-based payments	53	-
Other financing activities, net	(49)	(37)

Net cash used in financing activities	(10,791)	(186,072)

Effect of exchange rate changes on cash and cash equivalents	140	125

Net increase in cash and cash equivalents	9,777	119,555
Cash and cash equivalents at January 1	121,339	32,857

Cash and cash equivalents at September 30	$131,116	$152,412

During the nine months ended September 30, 2010, the Corporation sold First Republic Bank in a non-cash transaction that reduced assets and liabilities by $19.5 billion and $18.1 billion.
During the nine months ended September 30, 2010, the Corporation recorded a non-cash goodwill impairment charge of $10.4 billion.
During the nine months ended September 30, 2009, the Corporation exchanged $14.8 billion of preferred stock by issuing approximately 1.0 billion shares of common stock valued at $11.5 billion.
During the nine months ended September 30, 2009, the Corporation transferred $1.7 billion of auction rate securities (ARS) from trading account assets to available-for-sale (AFS) debt securities.
During the nine months ended September 30, 2009, the Corporation exchanged credit card loans of $8.5 billion and the related allowance for loan and lease losses of $750 million for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust and retained by the Corporation.
The acquisition-date fair values of non-cash assets acquired and liabilities assumed in the Merrill Lynch & Co., Inc. (Merrill Lynch) acquisition were $619.1 billion and $626.8 billion.
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
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 - Summary of Significant Accounting Principles
     Bank of America Corporation (collectively, with its subsidiaries, the Corporation), a financial holding company, provides a diverse range of financial services and products throughout the U.S. and in certain international markets. The Corporation conducts these activities through its banking and nonbanking subsidiaries. On January 1, 2009, the Corporation acquired Merrill Lynch & Co., Inc. (Merrill Lynch) in exchange for common and preferred stock with a value of $29.1 billion. On July 1, 2008, the Corporation acquired Countrywide Financial Corporation (Countrywide) in exchange for common stock with a value of $4.2 billion. The Corporation operates its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A. In connection with certain acquisitions including Merrill Lynch and Countrywide, the Corporation acquired banking subsidiaries that have been merged into Bank of America, N.A. with no impact on the Consolidated Financial Statements of the Corporation.
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
New Accounting Pronouncements
     In March 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting. This new accounting guidance was effective on July 1, 2010. Upon adoption, companies may elect the fair value option for any beneficial interests, including those that would otherwise require bifurcation under the new guidance. In connection with the adoption of the guidance on July 1, 2010, the Corporation elected the fair value option for $629 million of AFS debt securities, principally collateralized debt obligations (CDOs), that otherwise may be subject to bifurcation under the new guidance. In connection with this election the Corporation recorded a $229 million charge to retained earnings on July 1, 2010 as an after tax adjustment to reclassify the net unrealized loss on these AFS debt securities from accumulated other comprehensive income (OCI) to retained earnings. These AFS debt securities have been reclassified to trading account assets. The Corporation did not bifurcate any securities as a result of adopting the new accounting guidance.
     On January 1, 2010, the Corporation adopted new FASB accounting guidance on transfers of financial assets and consolidation of VIEs. This new accounting guidance revises sale accounting criteria for transfers of financial assets, including elimination of the concept of and accounting for qualifying special purpose entities (QSPEs), and significantly changes the criteria for consolidation of a VIE. The adoption of this new accounting guidance resulted in the consolidation of certain VIEs that previously were QSPEs and VIEs that were not recorded on the Corporation’s Consolidated Balance Sheet prior to January 1, 2010. The adoption of this new accounting guidance resulted in a net incremental increase in assets of $100.4 billion and a net increase in liabilities of $106.7 billion. These amounts are net of retained interests in securitizations held on the Consolidated Balance Sheet at December 31, 2009 and net of a $10.8 billion increase in the allowance for loan and lease losses. The Corporation recorded a $6.2 billion charge, net of tax, to retained earnings on January 1, 2010 for the cumulative effect of the adoption of this new accounting guidance, which resulted principally from the increase in the allowance for loan and lease losses, and a $116 million charge to accumulated OCI. Initial recording of these assets, related allowance and liabilities on the Corporation’s Consolidated Balance Sheet had no impact at the date of adoption on the consolidated results of operations.
     On January 1, 2010, the Corporation elected to early adopt, on a prospective basis, new FASB accounting guidance stating that troubled debt restructuring (TDR) accounting cannot be applied to individual loans within purchased credit-impaired loan pools. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
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
Significant Accounting Policies
Securities Financing Agreements
     Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase (securities financing agreements) are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired or sold plus accrued interest, except for certain securities financing agreements that the Corporation accounts for under the fair value option. Changes in the fair value of securities financing agreements that are accounted for under the fair value option are recorded in other income. For more information on securities financing agreements that the Corporation accounts for under the fair value option, see Note 14 – Fair Value Measurements.
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
     At the end of certain quarterly periods during the three years ended December 31, 2009, the Corporation had recorded certain sales of agency mortgage-backed securities (MBS) which, based on an ongoing internal review and interpretation, should have been recorded as secured borrowings. These periods and amounts were as follows: March 31, 2009 – $573 million; September 30, 2008 – $10.7 billion; December 31, 2007 – $2.1 billion; and March 31, 2007 – $4.5 billion. As the transferred securities were recorded at fair value in trading account assets, the change would have had no impact on consolidated results of operations. Had the sales been recorded as secured borrowings, trading account assets and federal funds purchased and securities loaned or sold under agreements to repurchase would have increased by the amount of the transactions, however, the increase in all cases was less than 0.7 percent of total assets or total liabilities. Accordingly, the

Corporation believes that these transactions did not have a material impact on the Corporation’s Consolidated Financial Statements.
     In repurchase transactions, typically, the termination date for a repurchase agreement is before the maturity date of the underlying security. However, in certain situations, the Corporation may enter into repurchase agreements where the termination date of the repurchase transaction is the same as the maturity date of the underlying security and these transactions are referred to as “repo-to-maturity” (RTM) transactions. The Corporation enters into RTM transactions only for high quality, very liquid securities such as U.S. Treasury securities or securities issued by government-sponsored enterprises (GSE). The Corporation accounts for RTM transactions as sales in accordance with GAAP, and accordingly, removes the securities from the Consolidated Balance Sheet and recognizes a gain or loss in the Consolidated Statement of Income. At September 30, 2010, the Corporation had no outstanding RTM transactions, compared to $6.5 billion at December 31, 2009, that had been accounted for as sales.
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
     Retained interests in securitized assets are initially recorded at fair value. Prior to 2010, retained interests were initially recorded at an allocated cost basis in proportion to the relative fair values of the assets sold and interests retained. In addition, the Corporation may invest in debt securities issued by unconsolidated VIEs. Quoted market prices are primarily used to obtain fair values of these debt securities, which are AFS debt securities or trading account assets. Generally, quoted market prices for retained residual interests are not available, therefore, the Corporation estimates fair values based on the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. Retained residual interests in unconsolidated securitization trusts are classified in trading account assets or other assets with changes in fair value recorded in income. The Corporation may also purchase credit protection from unconsolidated VIEs in the form of credit default swaps or other derivatives, which are carried at fair value with changes in fair value recorded in income.
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

     The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Merrill Lynch acquisition date as summarized in the table below. Goodwill of $5.1 billion was calculated as the purchase premium after adjusting for the fair value of net assets acquired. No goodwill is deductible for federal income tax purposes. The goodwill was allocated principally to the Global Wealth & Investment Management (GWIM) and Global Banking & Markets (GBAM) business segments.

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
     The table below presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2010	2009	2010	2009

Severance and employee-related charges	$88	$225	$362	$1,207
Systems integrations and related charges	260	329	898	813
Other	73	40	190	168

Total merger and restructuring charges	$421	$594	$1,450	$2,188

     For the three and nine months ended September 30, 2010, merger and restructuring charges consisted of $420 million and $1.3 billion related to the Merrill Lynch acquisition and $1 million and $197 million related to the Countrywide acquisition. For the three and nine months ended September 30, 2009, merger and restructuring charges consisted primarily of $371 million and $1.5 billion related to the Merrill Lynch acquisition, $212 million and $632 million related to the Countrywide acquisition, and $11 million and $92 million related to previous acquisitions.
     For the three and nine months ended September 30, 2010, $420 million and $1.3 billion of merger-related charges for the Merrill Lynch acquisition included $100 million and $333 million of severance and other employee-related costs, $249 million and $745 million of systems integration costs, and $71 million and $175 million of other merger-related costs. For the three and nine months ended September 30, 2009, $371 million and $1.5 billion of merger-related charges for the Merrill Lynch acquisition included $196 million and $1.1 billion of severance and other employee-related costs, $153 million and $294 million of systems integration costs, and $22 million and $94 million of other merger-related costs.
     The table below presents the changes in exit cost and restructuring reserves for the three and nine months ended September 30, 2010 and 2009. Exit cost reserves were established in purchase accounting resulting in an increase in goodwill. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the total merger and restructuring charges in the table above. Exit costs were not recorded in purchase accounting for the Merrill Lynch acquisition in accordance with new accounting guidance on business combinations which was effective January 1, 2009.

	Exit Cost Reserves		Restructuring Reserves
(Dollars in millions)	2010	2009	2010	2009

Balance, January 1	$112	$523	$403	$86
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	199	732
Countrywide	(18)	-	53	108
Cash payments and other	(57)	(305)	(395)	(496)

Balance, June 30	$37	$218	$260	$430
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	87	132
Countrywide	-	-	-	37
Cash payments and other	(16)	(64)	(74)	(228)

Balance, September 30	$21	$154	$273	$371

n/a = not applicable
     At December 31, 2009, there were $112 million of exit cost reserves related principally to the Countrywide acquisition, including $70 million of severance, relocation and other employee-related costs and $42 million for contract terminations. Cash payments and other of $73 million during the nine months ended September 30, 2010 related to the Countrywide acquisition consisted of $36 million in severance, relocation and other employee-related costs, and $37 million in contract terminations. At September 30, 2010, exit cost reserves of $21 million related principally to Countrywide.
     At December 31, 2009, there were $403 million of restructuring reserves related to the Merrill Lynch and Countrywide acquisitions for severance and other employee-related costs. For the three and nine months ended September 30, 2010, $87 million and $339 million were added to the restructuring reserves related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Cash payments and other of $74 million and $469 million during the three and nine months ended September 30, 2010 were all related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Payments associated with the Countrywide and Merrill Lynch acquisitions are expected to continue into 2012. At September 30, 2010, restructuring reserves of $273 million consisted of $254 million for Merrill Lynch and $19 million for Countrywide.

NOTE 3 – Trading Account Assets and Liabilities
     The table below presents the components of trading account assets and liabilities at September 30, 2010 and December 31, 2009.

	September 30	December 31
(Dollars in millions)	2010	2009

Trading account assets
U.S. government and agency securities (1)	$65,861	$44,585
Corporate securities, trading loans and other	52,861	57,009
Equity securities	28,143	33,562
Foreign sovereign debt	41,447	28,143
Mortgage trading loans and asset-backed securities	19,383	18,907

Total trading account assets	$207,695	$182,206

Trading account liabilities
U.S. government and agency securities	$33,988	$26,519
Equity securities	18,460	18,407
Foreign sovereign debt	25,954	12,897
Corporate securities and other	11,608	7,609

Total trading account liabilities	$90,010	$65,432

(1)	Includes $30.4 billion and $23.5 billion at September 30, 2010 and December 31, 2009 of GSE obligations.

NOTE 4 – Derivatives
Derivative Balances
     Derivatives are held for trading, as economic hedges, or as qualifying accounting hedges. The Corporation enters into derivatives to facilitate client transactions, for principal trading purposes and to manage risk exposures. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. The table below identifies derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2010 and December 31, 2009. Balances are presented on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	September 30, 2010
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges (2)	Total	Hedges	Hedges (2)	Total

Interest rate contracts
Swaps	$43,665.7	$1,694.2	$13.2	$1,707.4	$1,679.0	$6.4	$1,685.4
Futures and forwards	12,592.5	7.0	-	7.0	8.3	-	8.3
Written options	2,837.3	-	-	-	109.8	-	109.8
Purchased options	2,932.2	116.0	-	116.0	-	-	-
Foreign exchange contracts
Swaps	644.5	28.3	3.8	32.1	30.5	1.6	32.1
Spot, futures and forwards	2,721.2	49.3	-	49.3	50.9	-	50.9
Written options	545.8	-	-	-	12.8	-	12.8
Purchased options	535.3	12.6	-	12.6	-	-	-
Equity contracts
Swaps	39.9	1.2	-	1.2	1.8	-	1.8
Futures and forwards	106.9	3.7	-	3.7	2.7	-	2.7
Written options	281.0	-	-	-	24.4	-	24.4
Purchased options	244.6	25.0	-	25.0	-	-	-
Commodity contracts
Swaps	106.8	8.4	0.3	8.7	9.5	-	9.5
Futures and forwards	452.3	5.7	-	5.7	3.7	-	3.7
Written options	86.5	-	-	-	5.6	-	5.6
Purchased options	83.7	5.4	-	5.4	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,363.8	87.1	-	87.1	31.3	-	31.3
Total return swaps/other	29.7	1.0	-	1.0	0.2	-	0.2
Written credit derivatives:
Credit default swaps	2,320.7	30.3	-	30.3	80.2	-	80.2
Total return swaps/other	18.9	0.8	-	0.8	0.3	-	0.3

Gross derivative assets/liabilities		$2,076.0	$17.3	$2,093.3	$2,051.0	$8.0	$2,059.0
Less: Legally enforceable master netting agreements				(1,940.5)			(1,940.5)
Less: Cash collateral applied				(68.1)			(56.8)

Total derivative assets/liabilities				$84.7			$61.7

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased credit derivatives.

(2)	Excludes $4.3 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2009
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges (2)	Total	Hedges	Hedges (2)	Total

Interest rate contracts
Swaps	$45,261.5	$1,121.3	$5.6	$1,126.9	$1,105.0	$0.8	$1,105.8
Futures and forwards	11,842.1	7.1	-	7.1	6.1	-	6.1
Written options	2,865.5	-	-	-	84.1	-	84.1
Purchased options	2,626.7	84.1	-	84.1	-	-	-
Foreign exchange contracts
Swaps	661.9	23.7	4.6	28.3	27.3	0.5	27.8
Spot, futures and forwards	1,750.8	24.6	0.3	24.9	25.6	0.1	25.7
Written options	383.6	-	-	-	13.0	-	13.0
Purchased options	355.3	12.7	-	12.7	-	-	-
Equity contracts
Swaps	58.5	2.0	-	2.0	2.0	-	2.0
Futures and forwards	79.0	3.0	-	3.0	2.2	-	2.2
Written options	283.4	-	-	-	25.1	0.4	25.5
Purchased options	273.7	27.3	-	27.3	-	-	-
Commodity contracts
Swaps	65.3	6.9	0.1	7.0	6.8	-	6.8
Futures and forwards	387.8	10.4	-	10.4	9.6	-	9.6
Written options	54.9	-	-	-	7.9	-	7.9
Purchased options	50.9	7.6	-	7.6	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,800.5	105.5	-	105.5	45.2	-	45.2
Total return swaps/other	21.7	1.5	-	1.5	0.4	-	0.4
Written credit derivatives:
Credit default swaps	2,788.8	44.1	-	44.1	98.4	-	98.4
Total return swaps/other	33.1	1.8	-	1.8	1.1	-	1.1

Gross derivative assets/liabilities		$1,483.6	$10.6	$1,494.2	$1,459.8	$1.8	$1,461.6
Less: Legally enforceable master netting agreements				(1,355.1)			(1,355.1)
Less: Cash collateral applied				(51.5)			(55.8)

Total derivative assets/liabilities				$87.6			$50.7

(1)	Represents the total contract/notional amount of the derivatives outstanding and includes both written and purchased credit derivatives.

(2)	Excludes $4.4 billion of long-term debt designated as a hedge of foreign currency risk.
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
Fair Value Hedges
     The table below summarizes certain information related to the Corporation’s derivatives designated as fair value hedges for the three and nine months ended September 30, 2010 and 2009.

	Amounts Recognized in Income for the Three Months Ended September 30
	2010			2009
		Hedged	Hedge		Hedged	Hedge
(Dollars in millions)	Derivative	Item	Ineffectiveness	Derivative	Item	Ineffectiveness

Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$2,128	$(2,268)	$(140)	$1,591	$(1,778)	$(187)
Interest rate and foreign currency risk on long-term debt (1)	3,913	(3,867)	46	1,561	(1,568)	(7)
Interest rate risk on available-for-sale securities (2, 3)	(3,073)	2,842	(231)	(603)	433	(170)
Commodity price risk on commodity inventory (4)	25	(23)	2	3	(2)	1

Total	$2,993	$(3,316)	$(323)	$2,552	$(2,915)	$(363)

	Amounts Recognized in Income for the Nine Months Ended September 30
	2010			2009
		Hedged	Hedge		Hedged	Hedge
(Dollars in millions)	Derivative	Item	Ineffectiveness	Derivative	Item	Ineffectiveness

Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$6,214	$(6,598)	$(384)	$(3,025)	$2,387	$(638)
Interest rate and foreign currency risk on long-term debt (1)	630	(911)	(281)	1,624	(1,546)	78
Interest rate risk on available-for-sale securities (2, 3)	(8,342)	8,024	(318)	(343)	121	(222)
Commodity price risk on commodity inventory (4)	66	(69)	(3)	63	(59)	4

Total	$(1,432)	$446	$(986)	$(1,681)	$903	$(778)

(1)	Amounts are recorded in interest expense on long-term debt.

(2)	Amounts are recorded in interest income on AFS securities.

(3)
Measurement of ineffectiveness in the three and nine months ended September 30, 2010 includes $(1) million and $(5) million compared to $(145) million and $(186) million for the same periods of 2009 of interest costs on short forward contracts. The Corporation considers this as part of the cost of hedging, and it is offset by the fixed coupon receipt on the AFS security that is recognized in interest income on securities.

(4)	Amounts are recorded in trading account profits.
Cash Flow Hedges
     The table on page 18 summarizes certain information related to the Corporation’s derivatives designated as cash flow hedges and net investment hedges for the three and nine months ended September 30, 2010 and 2009. During the next 12 months, net losses in accumulated OCI of approximately $1.7 billion ($1.1 billion after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items.
     Amounts related to interest rate risk on variable rate portfolios reclassified from accumulated OCI increased interest income on assets by $29 million and $7 million and increased interest expense by $145 million and $252 million during the three months ended September 30, 2010 and 2009, respectively. Amounts reclassified from accumulated OCI increased interest income on assets by $109 million and reduced interest income by $101 million and increased interest expense by $411 million and $1.0 billion during the nine months ended September 30, 2010 and 2009. Hedge ineffectiveness of $3 million and $(16) million was recorded in interest income during the three and nine months ended September 30, 2010 compared to $36 million and $74 million for the same periods in 2009. Hedge ineffectiveness of $(12) million and $(13) million was recorded in interest expense during the three and nine months ended September 30, 2010 compared to $(17)

million for both periods in 2009. Amounts reclassified from accumulated OCI exclude amounts related to derivative interest accruals which increased interest income by $58 million and $41 million and increased interest expense by $47 million and decreased interest expense by $7 million for the three months ended September 30, 2010 and 2009, respectively. Amounts reclassified from accumulated OCI exclude amounts related to derivative interest accruals which increased interest income by $189 million and $97 million and increased interest expense by $47 million and decreased interest expense by $7 million for the nine months ended September 30, 2010 and 2009, respectively.
     Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense. Amounts related to price risk on equity investments included in AFS securities reclassified from accumulated OCI are recorded in equity investment income with the underlying hedged item.
     Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude losses of $241 million and gains of $135 million related to long-term debt designated as a net investment hedge for the three and nine months ended September 30, 2010 compared to gains of $74 million and losses of $365 million for the same periods in 2009.

	Three Months Ended September 30
	2010			2009
		Amounts	Hedge		Amounts	Hedge
	Amounts	Reclassified	Ineffectiveness	Amounts	Reclassified	Ineffectiveness
	Recognized in	from	and Amount	Recognized in	from	and Amount
	Accumulated	Accumulated	Excluded from	Accumulated	Accumulated	Excluded from
	OCI on	OCI into	Effectiveness	OCI on	OCI into	Effectiveness
(Dollars in millions, amounts pre-tax)	Derivatives	Income	Testing (1)	Derivatives	Income	Testing (1)

Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(1,577)	$(116)	$(9)	$183	$(245)	$19
Commodity price risk on forecasted purchases and sales	20	3	4	102	56	(1)
Price risk on restricted stock awards	(58)	(21)	-	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities	-	-	-	(101)	-	-

Total	$(1,615)	$(134)	$(5)	$184	$(189)	$18

Net investment hedges
Foreign exchange risk	$(2,162)	$-	$(63)	$(737)	$-	$19

	Nine Months Ended September 30
	2010			2009
		Amounts	Hedge		Amounts	Hedge
	Amounts	Reclassified	Ineffectiveness	Amounts	Reclassified	Ineffectiveness
	Recognized in	from	and Amount	Recognized in	from	and Amount
	Accumulated	Accumulated	Excluded from	Accumulated	Accumulated	Excluded from
	OCI on	OCI into	Effectiveness	OCI on	OCI into	Effectiveness
(Dollars in millions, amounts pre-tax)	Derivatives	Income	Testing (1)	Derivatives	Income	Testing (1)

Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(2,935)	$(302)	$(29)	$141	$(1,106)	$57
Commodity price risk on forecasted purchases and sales	47	16	6	115	62	(1)
Price risk on restricted stock awards	(96)	(4)	-	n/a	n/a	n/a
Price risk on equity investments included in available-for-sale securities	186	(226)	-	(155)	-	-

Total	$(2,798)	$(516)	$(23)	$101	$(1,044)	$56

Net investment hedges
Foreign exchange risk	$(278)	$-	$(196)	$(2,736)	$-	$(88)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

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
Economic Hedges
     Derivatives designated as economic hedges are used by the Corporation to reduce certain risk exposures but are not accounted for as accounting hedges. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2010 and 2009. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item. Gains (losses) on derivatives related to price risk on mortgage banking production income and interest rate risk on mortgage banking servicing income are recorded in mortgage banking income. Gains (losses) on derivatives and bonds related to credit risk on loans are recorded in other income, trading account profits and net interest income. Gains (losses) on derivatives related to interest rate and foreign currency risk on long-term debt and other foreign currency exchange transactions are recorded in other income and trading account profits. Gains (losses) on other economic hedge transactions are recorded in other income, trading account profits and personnel expense.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Price risk on mortgage banking production income (1)	$3,577	$1,209	$6,974	$5,701
Interest rate risk on mortgage banking servicing income	1,736	906	5,048	(2,417)
Credit risk on loans	(46)	(320)	(70)	(604)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (2)	7,613	3,437	(1,596)	2,919
Other	(35)	18	(134)	1

Total	$12,845	$5,250	$10,222	$5,600

(1)
Includes gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $2.9 billion and $7.6 billion for the three and nine months ended September 30, 2010 compared to $2.6 billion and $6.3 billion for the same periods in 2009.

(2)
The majority of the balance is related to the revaluation of economic hedges on foreign currency-denominated debt. The revaluation of the foreign currency-denominated debt and the related economic hedges are recorded in other income.

Sales and Trading Revenue
     The Corporation enters into trading derivatives to facilitate client transactions, for principal trading purposes, and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s GBAM business segment. The related sales and trading revenue generated within GBAM is recorded on various income statement line items including trading account profits and net interest income as well as other revenue categories. However, the vast majority of income related to derivative instruments is recorded in trading account profits. The table below identifies the amounts in the income statement line items attributable to the Corporation’s sales and trading revenue categorized by primary risk for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30
	2010				2009
	Trading		Net		Trading		Net
	Account	Other	Interest		Account	Other	Interest
(Dollars in millions)	Profits	Revenues (1)	Income	Total	Profits	Revenues (1)	Income	Total

Interest rate risk	$474	$20	$122	$616	$258	$(1)	$236	$493
Foreign exchange risk	207	1	(1)	207	219	1	14	234
Equity risk	418	569	(13)	974	617	585	63	1,265
Credit risk	1,189	438	899	2,526	2,198	(87)	998	3,109
Other risk	139	10	(33)	116	105	34	(57)	82

Total sales and trading revenue	$2,427	$1,038	$974	$4,439	$3,397	$532	$1,254	$5,183

	Nine Months Ended September 30
	2010				2009
	Trading		Net		Trading		Net
	Account	Other	Interest		Account	Other	Interest
(Dollars in millions)	Profits	Revenues (1)	Income	Total	Profits	Revenues (1)	Income	Total

Interest rate risk	$1,965	$94	$438	$2,497	$2,923	$19	$846	$3,788
Foreign exchange risk	722	2	-	724	753	6	27	786
Equity risk	1,468	1,928	(14)	3,382	1,761	2,025	165	3,951
Credit risk	4,294	710	2,770	7,774	4,093	(1,579)	3,676	6,190
Other risk	221	26	(122)	125	779	(41)	(369)	369

Total sales and trading revenue	$8,670	$2,760	$3,072	$14,502	$10,309	$430	$4,345	$15,084

(1)	Represents investment and brokerage services and other income recorded in GBAM that the Corporation includes in its definition of sales and trading revenue.
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

     Credit derivative instruments in which the Corporation is the seller of credit protection and their expiration at September 30, 2010 and December 31, 2009 are summarized below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

	September 30, 2010
	Carrying Value
	Less than		Three to	Over
(Dollars in millions)	One Year	Three Years	Five Years	Five Years	Total

Credit default swaps:
Investment grade	$262	$2,852	$6,052	$14,569	$23,735
Non-investment grade	898	11,115	13,983	30,478	56,474

Total	1,160	13,967	20,035	45,047	80,209

Total return swaps/other:
Investment grade	-	-	24	24	48
Non-investment grade	1	3	5	246	255

Total	1	3	29	270	303

Total credit derivatives	$1,161	$13,970	$20,064	$45,317	$80,512

Credit-related notes:
Investment grade	4	138	91	1,237	1,470
Non-investment grade	4	37	117	2,049	2,207

Total credit-related notes	$8	$175	$208	$3,286	$3,677

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$123,089	$390,947	$483,132	$257,902	$1,255,070
Non-investment grade	97,180	385,026	296,720	286,733	1,065,659

Total	220,269	775,973	779,852	544,635	2,320,729

Total return swaps/other:
Investment grade	24	-	13,278	3,545	16,847
Non-investment grade	40	66	605	1,358	2,069

Total	64	66	13,883	4,903	18,916

Total credit derivatives	$220,333	$776,039	$793,735	$549,538	$2,339,645

Credit-related notes:
Investment grade	4	138	91	1,237	1,470
Non-investment grade	4	37	117	2,049	2,207

Total credit-related notes	$8	$175	$208	$3,286	$3,677

	December 31, 2009
	Carrying Value
	Less than	One to	Three to	Over
(Dollars in millions)	One Year	Three Years	Five Years	Five Years	Total

Credit default swaps:
Investment grade	$454	$5,795	$5,831	$24,586	$36,666
Non-investment grade	1,342	14,012	16,081	30,274	61,709

Total	1,796	19,807	21,912	54,860	98,375

Total return swaps/other:
Investment grade	1	20	5	540	566
Non-investment grade	-	194	3	291	488

Total	1	214	8	831	1,054

Total credit derivatives	$1,797	$20,021	$21,920	$55,691	$99,429

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$147,501	$411,258	$596,103	$335,526	$1,490,388
Non-investment grade	123,907	417,834	399,896	356,735	1,298,372

Total	271,408	829,092	995,999	692,261	2,788,760

Total return swaps/other:
Investment grade	31	60	1,081	8,087	9,259
Non-investment grade	2,035	1,280	2,183	18,352	23,850

Total	2,066	1,340	3,264	26,439	33,109

Total credit derivatives	$273,474	$830,432	$999,263	$718,700	$2,821,869

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
     The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at September 30, 2010 was $56.2 billion and $1.6 trillion compared to $79.4 billion and $2.3 trillion at December 31, 2009.
     Credit-related notes in the table on page 21 include investments in securities issued by CDOs, collateralized loan obligations (CLOs) and credit-linked note vehicles. These instruments are classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed for these instruments.
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
     Substantially all of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master agreements that enhance the creditworthiness of these instruments as compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation, as well as its counterparties with respect to changes in the Corporation’s creditworthiness. At September 30, 2010 and December 31, 2009, the Corporation received cash and securities collateral of $87.5 billion and $67.7 billion, and posted cash and securities collateral of $76.9 billion and $62.2 billion in the normal course of business under derivative agreements.
     In connection with certain over-the-counter derivative contracts and other trading agreements, the Corporation could be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of Bank of America Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At September 30, 2010 and December 31, 2009, the amount of additional collateral and termination payments that would have been required for such derivatives and trading agreements was approximately $1.2 billion and $2.1 billion if the long-term credit rating of Bank of America Corporation and its subsidiaries was incrementally downgraded by one level by all ratings agencies. At September 30, 2010 and December 31, 2009, a second incremental one level downgrade by the ratings agencies would have required approximately $1.1 billion and $1.2 billion in additional collateral and termination payments.
     The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty. During the three and nine months ended September 30, 2010, credit valuation gains (losses) of $400 million and $(33) million ($183 million and $(194) million, net of hedges) compared to gains of $1.4 billion and $2.8 billion ($1.1 billion and $1.6 billion, net of hedges) for the same periods in 2009 for counterparty credit risk related to derivative assets were recognized in trading account profits. At September 30, 2010 and December 31, 2009, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $7.5 billion and $7.8 billion.
     In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and nine months ended September 30, 2010, credit valuation gains (losses) of $(43) million and $334 million ($(21) million and $238 million, net of hedges) compared to $(718) million and $(633) million for the same periods in 2009 were recognized in trading account profits for changes in the Corporation’s or its subsidiaries’ credit risk. At September 30, 2010 and December 31, 2009, the Corporation’s cumulative credit risk valuation adjustment reduced the derivative liabilities balance by $1.1 billion and $664 million.
NOTE 5 – Securities
     The table below presents the amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of AFS debt and marketable equity securities at September 30, 2010 and December 31, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, September 30, 2010
U.S. Treasury and agency securities	$53,153	$499	$(1,602)	$52,050
Mortgage-backed securities:
Agency	162,143	3,785	(103)	165,825
Agency collateralized mortgage obligations	38,856	478	(73)	39,261
Non-agency residential (1)	25,716	738	(669)	25,785
Non-agency commercial	6,632	943	(22)	7,553
Foreign securities	3,960	95	(468)	3,587
Corporate bonds	5,888	256	(20)	6,124
Other taxable securities (2)	16,534	57	(322)	16,269

Total taxable securities	312,882	6,851	(3,279)	316,454
Tax-exempt securities	5,882	159	(71)	5,970

Total available-for-sale debt securities	$318,764	$7,010	$(3,350)	$322,424

Available-for-sale marketable equity securities (3)	$8,598	$9,868	$(28)	$18,438

Available-for-sale debt securities, December 31, 2009
U.S. Treasury and agency securities	$22,648	$414	$(37)	$23,025
Mortgage-backed securities:
Agency	164,677	2,415	(846)	166,246
Agency collateralized mortgage obligations	25,330	464	(13)	25,781
Non-agency residential (1)	37,940	1,191	(4,028)	35,103
Non-agency commercial	6,354	671	(116)	6,909
Foreign securities	4,732	61	(896)	3,897
Corporate bonds	6,136	182	(126)	6,192
Other taxable securities (2)	25,469	260	(478)	25,251

Total taxable securities	293,286	5,658	(6,540)	292,404
Tax-exempt securities	9,340	100	(243)	9,197

Total available-for-sale debt securities	$302,626	$5,758	$(6,783)	$301,601

Available-for-sale marketable equity securities (3)	$6,020	$3,895	$(507)	$9,408

(1)
At September 30, 2010, includes approximately 89 percent prime bonds, nine percent Alt-A bonds, and two percent subprime bonds. At December 31, 2009, includes approximately 85 percent prime bonds, 10 percent Alt-A bonds, and five percent subprime bonds.

(2)	Substantially all asset-backed securities (ABS).

(3)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.
     At September 30, 2010, the accumulated net unrealized gains on AFS debt securities included in accumulated OCI were $2.3 billion, net of the related income tax expense of $1.4 billion. At September 30, 2010 and December 31, 2009, the Corporation had nonperforming AFS debt securities of $213 million and $467 million.
     At September 30, 2010, both the amortized cost and fair value of held-to-maturity (HTM) debt securities were $438 million. At December 31, 2009, the amortized cost and fair value of HTM debt securities were $9.8 billion and $9.7 billion, which included ABS that were issued by the Corporation’s credit card securitization trust and retained by the Corporation with an amortized cost of $6.6 billion and a fair value of $6.4 billion. As a result of the adoption of new consolidation guidance, the Corporation consolidated the credit card securitization trusts on January 1, 2010 and the ABS were eliminated in consolidation and the related consumer credit card loans were included in loans and leases on the Corporation’s Consolidated Balance Sheet. Additionally, during the three months ended June 30, 2010, $2.9 billion of debt securities held in consolidated commercial paper conduits was reclassified from HTM to AFS as a result of new regulatory capital requirements related to asset-backed commercial paper conduits.
     During the three and nine months ended September 30, 2010 and 2009, the Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities as presented in the table below.

	Three Months Ended September 30, 2010
	Non-agency	Non-agency			Other
	Residential	Commercial	Foreign	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total

Total other-than-temporary impairment losses (unrealized and realized) (1)	$(154)	$-	$(2)	$-	$-	$(156)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	33	-	-	-	-	33

Net impairment losses recognized in earnings (3)	$(121)	$-	$(2)	$-	$-	$(123)

	Three Months Ended September 30, 2009
	Non-agency	Non-agency			Other
	Residential	Commercial	Foreign	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total

Total other-than-temporary impairment losses (unrealized and realized) (1)	$(538)	$-	$(107)	$(19)	$(183)	$(847)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	50	-	-	-	-	50

Net impairment losses recognized in earnings (3)	$(488)	$-	$(107)	$(19)	$(183)	$(797)

	Nine Months Ended September 30, 2010
	Non-agency	Non-agency			Other
	Residential	Commercial	Foreign	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total

Total other-than-temporary impairment losses (unrealized and realized) (1)	$(925)	$(1)	$(213)	$(2)	$(475)	$(1,616)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	460	-	16	-	290	766

Net impairment losses recognized in earnings (3)	$(465)	$(1)	$(197)	$(2)	$(185)	$(850)

	Nine Months Ended September 30, 2009
	Non-agency	Non-agency			Other
	Residential	Commercial	Foreign	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total

Total other-than-temporary impairment losses (unrealized and realized) (1)	$(1,801)	$-	$(342)	$(87)	$(441)	$(2,671)
Unrealized other-than-temporary impairment losses recognized in OCI (2)	477	-	-	-	-	477

Net impairment losses recognized in earnings (3)	$(1,324)	$-	$(342)	$(87)	$(441)	$(2,194)

(1)
For initial impairment on a security, represents the excess of the amortized cost over the fair value. For subsequent impairments of the same security, represents additional declines in fair value subsequent to the previously recorded OTTI loss(es), if applicable.

(2)
Represents the non-credit component of OTTI losses on AFS debt securities. For the three and nine months ended September 30, 2010, for certain securities, the Corporation recognized credit losses in excess of unrealized losses in accumulated OCI. In these instances, a portion of the credit losses recognized in earnings has been offset by an unrealized gain. Balances above exclude $18 million and $82 million of gross gains recorded in accumulated OCI related to these securities for the three and nine months ended September 30, 2010 and $149 million and $430 million for the same periods in 2009.

(3)	Represents the credit component of OTTI losses on AFS debt securities.

     The table below presents activity for the three and nine months ended September 30, 2010 and 2009 related to the credit component recognized in earnings on debt securities held by the Corporation for which a portion of the OTTI loss remains in accumulated OCI.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2010	2009	2010	2009

Balance, beginning of period	$940	$296	$442	$-
Credit component of other-than-temporary impairment not reclassified to OCI in connection with the cumulative effect transition adjustment (1)	-	-	-	22
Additions for the credit component on debt securities on which other-than-temporary impairment losses were not previously recognized (2)	13	36	190	310
Additions for the credit component on debt securities on which other-than-temporary impairment losses were previously recognized	11	9	332	9

Balance, September 30	$964	$341	$964	$341

(1)
At January 1, 2009, the Corporation had securities with $134 million of OTTI previously recognized in earnings of which $22 million represented the credit component and $112 million represented the non-credit component which was reclassified to accumulated OCI through a cumulative effect transition adjustment.

(2)
During the three and nine months ended September 30, 2010, the Corporation recognized $99 million and $328 million of OTTI losses on debt securities on which no portion of OTTI loss remained in accumulated OCI and $752 million and $1.9 billion for the same periods in 2009. OTTI losses related to these securities are excluded from these amounts.

     As of September 30, 2010, those debt securities with OTTI for which a portion of the OTTI loss remains in accumulated OCI primarily consisted of non-agency residential mortgage-backed securities (RMBS) and CDOs. The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model. The Corporation estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third party vendor to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on an impaired debt security are discounted using the book yield of each individual impaired debt security.

		Range (1)
	Weighted-	10th	90th
	average	Percentile (2)	Percentile (2)

Prepayment speed	13.2%	3.1%	27.5%
Loss severity	43.8	20.1	53.4
Life default rate	50.4	2.6	99.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
     Based on the expected cash flows derived from the applicable model, the Corporation expects to recover the unrealized losses in accumulated OCI on non-agency RMBS. Significant assumptions used in the valuation of non-agency RMBS are in the table above. Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers (FICO) and geographic concentrations. The weighted-average severity by collateral type was 38 percent for prime bonds, 45 percent for Alt-A bonds and 52 percent for subprime bonds. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 37 percent for prime bonds, 59 percent for Alt-A bonds and 66 percent for subprime bonds.

     The table below presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at September 30, 2010 and December 31, 2009, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

	Less than		Twelve Months
	Twelve Months		or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	Value	Losses	Value	Losses	Value	Losses

Temporarily-impaired available-for-sale debt securities at September 30, 2010
U.S. Treasury and agency securities	$32,578	$(1,558)	$783	$(44)	$33,361	$(1,602)
Mortgage-backed securities:
Agency	8,288	(103)	-	-	8,288	(103)
Agency collateralized mortgage obligations	2,931	(73)	-	-	2,931	(73)
Non-agency residential	5,049	(353)	-	-	5,049	(353)
Non-agency commercial	15	(1)	58	(4)	73	(5)
Foreign securities	-	-	80	(11)	80	(11)
Corporate bonds	224	(3)	41	(17)	265	(20)
Other taxable securities	9,148	(165)	77	(54)	9,225	(219)

Total taxable securities	58,233	(2,256)	1,039	(130)	59,272	(2,386)
Tax-exempt securities	9,988	(24)	690	(47)	10,678	(71)

Total temporarily-impaired available-for-sale debt securities	68,221	(2,280)	1,729	(177)	69,950	(2,457)
Temporarily-impaired available-for-sale marketable equity securities	53	(13)	30	(15)	83	(28)

Total temporarily-impaired available-for-sale securities	68,274	(2,293)	1,759	(192)	70,033	(2,485)

Other-than-temporarily impaired available-for-sale-debt securities (1)
Mortgage-backed securities:
Non-agency residential	114	(12)	1,002	(304)	1,116	(316)
Non-agency commercial	10	(1)	132	(16)	142	(17)
Foreign securities	-	-	494	(457)	494	(457)
Other taxable securities	46	(2)	948	(101)	994	(103)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities(2)	$68,444	$(2,308)	$4,335	$(1,070)	$72,779	$(3,378)

Temporarily-impaired available-for-sale debt securities at December 31, 2009
U.S. Treasury and agency securities	$4,655	$(37)	$-	$-	$4,655	$(37)
Mortgage-backed securities:
Agency	53,979	(817)	740	(29)	54,719	(846)
Agency collateralized mortgage obligations	965	(10)	747	(3)	1,712	(13)
Non-agency residential	6,907	(557)	13,613	(3,370)	20,520	(3,927)
Non-agency commercial	1,263	(35)	1,711	(81)	2,974	(116)
Foreign securities	169	(27)	3,355	(869)	3,524	(896)
Corporate bonds	1,157	(71)	294	(55)	1,451	(126)
Other taxable securities	3,779	(70)	932	(408)	4,711	(478)

Total taxable securities	72,874	(1,624)	21,392	(4,815)	94,266	(6,439)
Tax-exempt securities	4,716	(93)	1,989	(150)	6,705	(243)

Total temporarily-impaired available-for-sale debt securities	77,590	(1,717)	23,381	(4,965)	100,971	(6,682)
Temporarily-impaired available-for-sale marketable equity securities	338	(113)	1,554	(394)	1,892	(507)

Total temporarily-impaired available-for-sale securities	77,928	(1,830)	24,935	(5,359)	102,863	(7,189)

Other-than-temporarily impaired available-for-sale-debt securities (1)
Mortgage-backed securities:
Non-agency residential	51	(17)	1,076	(84)	1,127	(101)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities(2)	$77,979	$(1,847)	$26,011	$(5,443)	$103,990	$(7,290)

(1)	Includes other-than-temporarily impaired AFS debt securities on which a portion of the OTTI loss remains in OCI.

(2)
At September 30, 2010, the amortized cost of approximately 7,000 AFS securities exceeded their fair value by $3.4 billion. At December 31, 2009, the amortized cost of approximately 12,000 AFS securities exceeded their fair value by $7.3 billion.

     The Corporation considers the length of time and extent to which the fair value of AFS debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. The Corporation also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Corporation has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of amortized cost, the Corporation has concluded that the securities are not impaired on an other-than-temporary basis.
     The amortized cost and fair value of the Corporation’s investment in AFS debt securities from the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) where the investment exceeded 10 percent of consolidated shareholders’ equity at September 30, 2010 and December 31, 2009 are presented in the table below.

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
(Dollars in millions)	Cost	Value	Cost	Value

Federal National Mortgage Association	$97,272	$98,828	$100,321	$101,096
Government National Mortgage Association	76,480	78,296	60,610	61,121
Federal Home Loan Mortgage Corporation	27,247	27,962	29,076	29,810

     The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at September 30, 2010 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2010
			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Fair value of available-for-sale debt securities
U.S. Treasury and agency securities	$637	3.90%	$1,693	1.97%	$13,218	2.78%	$36,502	3.43%	$52,050	3.22%
Mortgage-backed securities:
Agency	19	4.81	91,376	4.46	37,924	4.30	36,506	3.96	165,825	4.31
Agency-collateralized mortgage obligations	138	2.45	14,885	2.80	14,179	4.10	10,059	2.33	39,261	3.15
Non-agency residential	411	11.48	4,470	8.13	2,076	6.18	18,828	4.22	25,785	5.17
Non-agency commercial	250	5.60	5,604	6.13	1,243	11.55	456	6.64	7,553	7.04
Foreign securities	872	0.50	2,540	5.42	156	2.72	19	3.40	3,587	4.10
Corporate bonds	169	4.55	4,337	2.14	1,320	3.04	298	3.04	6,124	2.44
Other taxable securities	2,528	1.10	6,179	1.20	424	0.90	7,138	6.50	16,269	3.50

Total taxable securities	5,024	2.59	131,084	4.22	70,540	4.11	109,806	3.85	316,454	4.04
Tax-exempt securities	215	4.42	1,603	4.35	2,430	4.09	1,722	4.51	5,970	4.29

Total available-for-sale debt securities	$5,239	2.67	$132,687	4.23	$72,970	4.11	$111,528	3.86	$322,424	4.05

Amortized cost of available-for-sale debt securities	$5,585		$130,211		$70,445		$112,523		$318,764

(1)	Yields are calculated based on the amortized cost of the securities.
     The components of realized gains and losses on sales of debt securities for the three and nine months ended September 30, 2010 and 2009 are presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Gross gains	$990	$1,639	$2,838	$3,920
Gross losses	(107)	(85)	(1,184)	(236)

Net gains on sales of debt securities	$883	$1,554	$1,654	$3,684

Income tax expense attributable to realized net gains on sales on debt securities	$327	$575	$612	$1,363

     During the three months ended June 30, 2010, the Corporation entered into a series of transactions in its AFS debt securities portfolio that involved securitizations as well as sales of non-agency RMBS. The Corporation made the decision to enter into these transactions in late May 2010 following a review of corporate risk objectives in light of proposed Basel regulatory capital changes and liquidity targets. The carrying value of the non-agency RMBS portfolio was reduced $5.2 billion during the quarter primarily as a result of the aforementioned sales and securitizations as well as paydowns. The

Corporation recognized net losses of $711 million on the series of transactions in the AFS debt securities portfolio, and improved the overall credit quality of the remaining portfolio such that the percentage of the non-agency RMBS portfolio that is below investment grade was reduced significantly.
Certain Corporate and Strategic Investments
     At both September 30, 2010 and December 31, 2009, the Corporation owned approximately 11 percent, or 25.6 billion common shares of China Construction Bank (CCB). During the nine months ended September 30, 2009, the Corporation sold its initial investment of 19.1 billion common shares in CCB for a pre-tax gain of $7.3 billion. In the three months ended September 30, 2010, the Corporation recorded in accumulated OCI a $6.2 billion after-tax unrealized gain on 23.6 billion shares of the Corporation’s investment in CCB, which previously had been carried at cost. These shares were reclassified to AFS in the three months ended September 30, 2010 because the sales restrictions on 23.6 billion of these shares expire within one year (August 2011), and therefore, in accordance with applicable accounting guidance, the Corporation recorded the unrealized gain in accumulated OCI, net of an 11.5 percent restriction discount. Sales restrictions on the remaining two billion CCB shares continue until August 2013, and these shares continue to be carried at cost basis. At September 30, 2010, the cost basis of all remaining CCB shares was $9.2 billion, the carrying value was $19.0 billion and the fair value was $20.0 billion. At December 31, 2009, both the cost basis and the carrying value were $9.2 billion and the fair value was $22.0 billion. Dividend income on this investment is recorded in equity investment income and during the nine months ended September 30, 2010, the Corporation recorded dividend income of $535 million from CCB. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, the Corporation expects to continue to provide advice and assistance to CCB.
     In June 2010, the Corporation sold its investment of 188.4 million preferred shares and 56.5 million common shares in Itaú Unibanco Holding S.A. (Itaú Unibanco) at a price of $3.9 billion. The Itaú Unibanco investment was accounted for at fair value and recorded as AFS marketable equity securities in other assets with unrealized gains recorded, net-of-tax, in accumulated OCI. The cost basis of this investment was $2.6 billion and, after transaction costs, the pre-tax gain was $1.2 billion.
     In September 2010, the Corporation sold its 24.9 percent ownership interest in Grupo Financiero Santander, S.A.B. de C.V. to an affiliate of its parent company, Banco Santander, S.A., the majority interest holder. The investment was recorded in other assets and was accounted for under the equity method of accounting. Because the sale was expected to result in a loss upon closing, the Corporation recorded an impairment write-down in the three months ended June 30, 2010 equal to the estimated pre-tax loss on sale of $428 million. The sale closed during the three months ended September 30, 2010.
     In June 2010, the Corporation sold all of its Class B units in MasterCard, which were acquired primarily upon MasterCard’s initial public offering. In connection with the transaction, the Corporation recorded a pre-tax gain of $440 million.
     During the third quarter, the Corporation sold its exposure of $1.7 billion in certain private equity funds, comprised of $859 million in capital and $794 million in unfunded commitments, resulting in no gain or loss in the three months ended September 30, 2010.
     At both September 30, 2010 and December 31, 2009, the Corporation had an economic ownership of approximately 34 percent in BlackRock, Inc. (BlackRock), a publicly traded investment company. The carrying value of this investment at September 30, 2010 and December 31, 2009 was $10.2 billion and $10.0 billion and the fair value was $11.0 billion and $15.0 billion. This investment is recorded in other assets and is accounted for under the equity method of accounting with income recorded in equity investment income.
     On June 26, 2009, the Corporation entered into a joint venture agreement with First Data Corporation (First Data) creating Banc of America Merchant Services, LLC. Under the terms of the agreement, the Corporation contributed its merchant processing business to the joint venture and First Data contributed certain merchant processing contracts and personnel resources. During the three months ended June 30, 2009, the Corporation recorded in other income a pre-tax gain of $3.8 billion related to this transaction. In addition to the Corporation and First Data Corporation, the remaining stake was initially held by a third party. In June 2010, the third party sold its interest to the joint venture, resulting in an ownership increase in this joint venture to approximately 49 percent for the Corporation and 51 percent for First Data Corporation. The investment in the joint venture, which was initially recorded at a fair value of $4.7 billion, is accounted for under the equity method of accounting with income recorded in equity investment income. The carrying value at both September 30, 2010 and December 31, 2009 was $4.7 billion.

NOTE 6 – Outstanding Loans and Leases
     The table below presents outstanding loans and leases at September 30, 2010 and December 31, 2009.

	September 30	December 31
(Dollars in millions)	2010(1)	2009

Consumer
Residential mortgage (2)	$243,141	$242,129
Home equity	141,558	149,126
Discontinued real estate (3)	13,442	14,854
Credit card – domestic	113,609	49,453
Credit card – foreign	27,262	21,656
Direct/Indirect consumer (4)	92,479	97,236
Other consumer (5)	2,924	3,110

Total consumer	634,415	577,564

Commercial
Commercial – domestic (6)	191,096	198,903
Commercial real estate (7)	52,819	69,447
Commercial lease financing	21,321	22,199
Commercial – foreign	30,575	27,079

Total commercial loans	295,811	317,628
Commercial loans measured at fair value (8)	3,684	4,936

Total commercial	299,495	322,564

Total loans and leases	$933,910	$900,128

(1)	Periods subsequent to January 1, 2010 are presented in accordance with new consolidation guidance.

(2)	Includes foreign residential mortgages of $98 million and $552 million at September 30, 2010 and December 31, 2009.

(3)
Includes $12.1 billion and $13.4 billion of pay option loans and $1.4 billion and $1.5 billion of subprime loans at September 30, 2010 and December 31, 2009. The Corporation no longer originates these products.

(4)
Includes dealer financial services loans of $44.5 billion and $41.6 billion, consumer lending of $14.3 billion and $19.7 billion, domestic securities-based lending margin loans of $15.7 billion and $12.9 billion, student loans of $7.0 billion and $10.8 billion, foreign consumer loans of $7.7 billion and $8.0 billion and other consumer loans of $3.3 billion and $4.2 billion at September 30, 2010 and December 31, 2009.

(5)
Includes consumer finance loans of $2.0 billion and $2.3 billion, other foreign consumer loans of $846 million and $709 million and consumer overdrafts of $66 million and $144 million at September 30, 2010 and December 31, 2009.

(6)	Includes small business commercial – domestic loans, including card related products, of $15.2 billion and $17.5 billion at September 30, 2010 and December 31, 2009.

(7)	Includes domestic commercial real estate loans of $50.1 billion and $66.5 billion and foreign commercial real estate loans of $2.7 billion and $3.0 billion at September 30, 2010 and December 31, 2009.

(8)
Certain commercial loans are accounted for under the fair value option and include commercial – domestic loans of $1.8 billion and $3.0 billion, commercial – foreign loans of $1.8 billion and $1.9 billion and commercial real estate loans of $54 million and $90 million at September 30, 2010 and December 31, 2009. See Note 14 – Fair Value Measurements for additional information on the fair value option.

     The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the maximum amount of purchased loss protection of $2.1 billion and $2.5 billion at September 30, 2010 and December 31, 2009. The vehicles are variable interest entities from which the Corporation purchases credit protection and in which the Corporation does not have a variable interest; accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At September 30, 2010 and December 31, 2009, the Corporation had a receivable of $834 million and $1.0 billion from these vehicles for reimbursement of losses. As of September 30, 2010 and December 31, 2009, $59.0 billion and $70.7 billion of residential mortgage loans were held in the portfolio for which these vehicles provide protection. The decrease in these pools was due to $9.6 billion in principal payments and $2.1 billion of loan sales. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

     In addition, the Corporation has entered into credit protection agreements with FNMA and FHLMC totaling $7.5 billion and $6.6 billion as of September 30, 2010 and December 31, 2009, providing full protection on conforming residential mortgage loans that become severely delinquent. The Corporation does not record an allowance for credit losses on these loans as the loans are individually guaranteed.
Nonperforming Loans and Leases
     The table below presents the Corporation’s nonperforming loans and leases, including nonperforming TDRs, at September 30, 2010 and December 31, 2009. This table excludes performing TDRs and loans accounted for under the fair value option. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. In addition, purchased credit-impaired loans, consumer credit card, business card loans and in general, consumer loans not secured by real estate, including renegotiated loans, are not considered nonperforming and are therefore excluded from nonperforming loans and leases in the table. Real estate-secured, past due consumer loans that are insured by the Federal Housing Administration (FHA), including repurchased loans pursuant to the Corporation’s servicing agreements with GNMA, are not reported as nonperforming as principal repayments are insured by the FHA.

	September 30	December 31
(Dollars in millions)	2010	2009

Consumer
Residential mortgage	$18,291	$16,596
Home equity	2,702	3,804
Discontinued real estate	297	249
Direct/Indirect consumer	83	86
Other consumer	56	104

Total consumer	21,429	20,839

Commercial
Commercial – domestic (1)	4,096	5,125
Commercial real estate	6,376	7,286
Commercial lease financing	123	115
Commercial – foreign	272	177

Total commercial	10,867	12,703

Total nonperforming loans and leases (2)	$32,296	$33,542

(1)	Includes small business commercial – domestic loans of $202 million and $200 million at September 30, 2010 and December 31, 2009.

(2)
Balances exclude nonaccruing TDRs in the consumer real estate portfolio of $378 million and $395 million at September 30, 2010 and December 31, 2009 that were removed from the purchased credit-impaired loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.

     Included in certain loan categories in the nonperforming table above are TDRs that were classified as nonperforming. At September 30, 2010 and December 31, 2009, the Corporation had $3.5 billion and $2.9 billion of residential mortgages, $698 million and $1.7 billion of home equity, $751 million and $486 million of commercial loans and $78 million and $43 million of discontinued real estate loans that were TDRs and classified as nonperforming. In addition to these amounts, at September 30, 2010 and December 31, 2009, the Corporation had performing TDRs that were on accrual status of $5.2 billion and $2.3 billion of residential mortgages, $1.1 billion and $639 million of home equity, $192 million and $91 million of commercial loans and $41 million and $35 million of discontinued real estate.
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

     The Corporation seeks to assist customers that are experiencing financial difficulty by renegotiating credit card, consumer lending and small business loans (the renegotiated portfolio) while ensuring compliance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all renegotiated portfolio modifications are considered to be TDRs. The renegotiated portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination thereof. The Corporation makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Corporation. Additionally, the Corporation makes loan modifications with consumers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. Under both internal and external programs, customers receive reduced annual percentage rates with fixed payments that amortize loan balances over a 60-month period. Under both programs, for credit card loans, a customer’s charging privileges are revoked.
     The table below provides detailed information on the Corporation’s primary modification programs for the renegotiated portfolio.

Renegotiated Portfolio
									Percent of Balances
									Current or Less Than 30
	Internal Programs		External Programs		Other		Total		Days Past Due
	September 30	December 31	September 30	December 31	September 30	December 31	September 30	December 31	September 30	December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Consumer
Credit card – domestic	$7,363	$3,159	$2,011	$758	$302	$283	$9,676	$4,200	77.82%	75.43%
Credit card – foreign	288	252	180	168	243	435	711	855	68.44	53.02
Direct/Indirect consumer	1,324	1,414	542	539	76	89	1,942	2,042	78.93	75.44
Other consumer	3	54	4	69	-	17	7	140	80.99	68.94

Total consumer	8,978	4,879	2,737	1,534	621	824	12,336	7,237	77.45	72.66

Commercial
Small business commercial – domestic	706	776	60	57	4	11	770	844	66.25	64.90

Total commercial	706	776	60	57	4	11	770	844	66.25	64.90

Total renegotiated loans	$9,684	$5,655	$2,797	$1,591	$625	$835	$13,106	$8,081	76.80%	72.96%

     At September 30, 2010 and December 31, 2009, the Corporation had a renegotiated portfolio of $13.1 billion and $8.1 billion of which $10.1 billion was current or less than 30 days past due under the modified terms at September 30, 2010. The related allowance was $5.9 billion at September 30, 2010. Current period amounts include the impact of new consolidation guidance which resulted in the consolidation of credit card and other securitization trusts. The average recorded investment in the renegotiated portfolio for the nine months ended September 30, 2010 and 2009 was $14.8 billion and $6.2 billion. Interest income is accrued on outstanding balances with cash receipts first applied to interest and fees, then to reduce outstanding principal balances. For the three and nine months ended September 30, 2010, interest income on the renegotiated portfolio totaled $195 million and $607 million compared to $90 million and $221 million for the same periods in 2009. The renegotiated portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due.
     At September 30, 2010 and December 31, 2009, the Corporation had $10.9 billion and $12.7 billion of impaired commercial loans and $10.6 billion and $7.7 billion of impaired consumer real estate loans. The average recorded investment in impaired commercial and consumer real estate loans for the nine months ended September 30, 2010 and 2009 was $21.3 billion and $13.5 billion. At September 30, 2010 and December 31, 2009, the recorded investment in impaired loans requiring an allowance for loan and lease losses was $17.2 billion and $18.6 billion, and the related allowance for loan and lease losses was $2.3 billion and $3.0 billion. For the three and nine months ended September 30, 2010, interest income on these impaired loans totaled $130 million and $364 million, compared to $89 million and $164 million for the same periods in 2009. At September 30, 2010 and December 31, 2009, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Purchased Credit-impaired Loans
     Purchased credit-impaired loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. In connection with the Countrywide acquisition in 2008, the Corporation acquired purchased credit-impaired loans, substantially all of which were residential mortgage, home equity and discontinued real estate loans. In connection with the Merrill Lynch acquisition in 2009, the Corporation acquired purchased credit-impaired loans, substantially all of which were commercial and residential mortgage loans.
     The table below presents the remaining unpaid principal balance and carrying amount, excluding the valuation reserve, for purchased credit-impaired loans at September 30, 2010, June 30, 2010 and December 31, 2009. See Note 7 – Allowance for Credit Losses for additional information.

	September 30	June 30	December 31
(Dollars in millions)	2010	2010	2009

Consumer
Countrywide
Unpaid principal balance	$42,877	$44,921	$47,701
Carrying value excluding valuation reserve	35,433	36,207	37,541
Merrill Lynch
Unpaid principal balance	1,768	2,102	2,388
Carrying value excluding valuation reserve	1,608	1,901	2,112

Commercial
Merrill Lynch
Unpaid principal balance	$1,052	$1,581	$1,971
Carrying value excluding valuation reserve	228	439	692

     As a result of the adoption of new accounting guidance on purchased credit-impaired loans, beginning January 1, 2010, pooled loans that are modified subsequent to acquisition are not removed from the purchased credit-impaired loan pools. Prior to January 1, 2010, pooled loans that were modified subsequent to acquisition were reviewed to compare modified contractual cash flows to the purchased credit-impaired carrying value. If the present value of the modified cash flows was less than the carrying value, the loan was removed from the purchased credit-impaired loan pool at its carrying value, as well as any related allowance for loan and lease losses, and was classified as a TDR. The carrying value of purchased credit-impaired loan TDRs that were removed from the purchased credit-impaired pool prior to January 1, 2010 totaled $2.1 billion. As of September 30, 2010, $1.7 billion of those classified as TDRs were on accrual status. The carrying value of these modified loans, net of allowance, was approximately 66 percent of the unpaid principal balance.
     The table below shows activity for the accretable yield on purchased credit-impaired loans. For the three months ended September 30, 2010, there was an $89 million reclassification to accretable yield from nonaccretable difference primarily related to an increase in estimated interest cash flows. The $78 million reclassification to nonaccretable difference for the nine months ended September 30, 2010 was primarily due to the reduction in estimated interest cash flows during the second quarter.

	Three Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2010	September 30, 2010

Accretable yield, beginning of period	$6,467	$7,715
Accretion	(405)	(1,365)
Disposals/transfers	(91)	(212)
Reclassifications from (to) nonaccretable difference	89	(78)

Accretable yield, September 30, 2010	$6,060	$6,060

Loans Held-for-Sale
     The Corporation had LHFS of $33.3 billion and $43.9 billion at September 30, 2010 and December 31, 2009. Proceeds from sales, securitizations and paydowns of LHFS were $221.4 billion and $278.5 billion for the nine months ended September 30, 2010 and 2009. Proceeds used for originations and purchases of LHFS were $200.4 billion and $281.3 billion for the nine months ended September 30, 2010 and 2009.

NOTE 7 – Allowance for Credit Losses
     The table below summarizes the changes in the allowance for credit losses for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Allowance for loan and lease losses, beginning of period, before effect of the January 1 adoption of new consolidation guidance	$45,255	$33,785	$37,200	$23,071
Allowance related to adoption of new consolidation guidance	n/a	n/a	10,788	n/a

Allowance for loan and lease losses, beginning of period	45,255	33,785	47,988	23,071
Loans and leases charged off	(7,924)	(10,059)	(29,731)	(26,541)
Recoveries of loans and leases previously charged off	727	435	2,180	1,274

Net charge-offs	(7,197)	(9,624)	(27,551)	(25,267)

Provision for loan and lease losses	5,395	11,658	23,099	38,357
Other	128	13	45	(329)

Allowance for loan and lease losses, September 30	43,581	35,832	43,581	35,832

Reserve for unfunded lending commitments, beginning of period	1,413	1,992	1,487	421
Provision for unfunded lending commitments	1	47	207	103
Other	(120)	(472)	(400)	1,043

Reserve for unfunded lending commitments, September 30	1,294	1,567	1,294	1,567

Allowance for credit losses, September 30	$44,875	$37,399	$44,875	$37,399

n/a = not applicable
     During the three and nine months ended September 30, 2010 the Corporation recorded $281 million and $1.4 billion in provision for credit losses with a corresponding increase in the valuation reserve included as part of the allowance for loan and lease losses specifically for the purchased credit-impaired loan portfolio. This compared to $1.3 billion and $3.0 billion for the same periods in 2009. The amount of the allowance for loan and lease losses associated with the purchased credit-impaired loan portfolio was $5.6 billion, $5.3 billion and $3.9 billion at September 30, 2010, June 30, 2010 and December 31, 2009.
     The “other” amount under the reserve for unfunded lending commitments for the nine months ended September 30, 2009 includes the remaining balance of the acquired Merrill Lynch liability excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded positions. This amount in all other periods represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

NOTE 8 – Securitizations and Other Variable Interest Entities
     The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The Corporation also administers, structures or invests in other VIEs including multi-seller conduits, municipal bond trusts, CDOs and other entities, as described in more detail below.
     The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. In accordance with the new consolidation guidance effective January 1, 2010, the Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As a result of this change in accounting, the Corporation consolidated certain VIEs and former QSPEs that were unconsolidated prior to January 1, 2010. The net incremental impact of this accounting change on the Corporation’s Consolidated Balance Sheet is set forth in the table below. The net effect of the accounting change on January 1, 2010 shareholders’ equity was a $6.2 billion charge to retained earnings, net-of-tax, primarily from the increase in the allowance for loan and lease losses, as well as a $116 million charge to accumulated OCI, net-of-tax, for the net unrealized losses on AFS debt securities on newly consolidated VIEs.

	Ending Balance Sheet	Net Increase	Beginning Balance Sheet
(Dollars in millions)	December 31, 2009	(Decrease)	January 1, 2010

Assets
Cash and cash equivalents	$121,339	$2,807	$124,146
Trading account assets	182,206	6,937	189,143
Derivative assets	87,622	556	88,178
Debt securities:
Available-for-sale	301,601	(2,320)	299,281
Held-to-maturity	9,840	(6,572)	3,268

Total debt securities	311,441	(8,892)	302,549

Loans and leases	900,128	102,595	1,002,723
Allowance for loan and lease losses	(37,200)	(10,788)	(47,988)

Loans and leases, net of allowance	862,928	91,807	954,735

Loans held-for-sale	43,874	3,025	46,899
Deferred tax asset	27,279	3,498	30,777
All other assets	593,543	701	594,244

Total assets	$2,230,232	$100,439	$2,330,671

Liabilities
Commercial paper and other short-term borrowings	$69,524	$22,136	$91,660
Long-term debt	438,521	84,356	522,877
All other liabilities	1,490,743	217	1,490,960

Total liabilities	1,998,788	106,709	2,105,497

Shareholders’ equity
Retained earnings	71,233	(6,154)	65,079
Accumulated other comprehensive income (loss)	(5,619)	(116)	(5,735)
All other shareholders’ equity	165,830	-	165,830

Total shareholders’ equity	231,444	(6,270)	225,174

Total liabilities and shareholders’ equity	$2,230,232	$100,439	$2,330,671

     The following tables present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2010 and December 31, 2009, if the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum exposure to loss at September 30, 2010 and December 31, 2009 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum exposure to loss does not include losses previously recognized through write-downs of assets on the Corporation’s Consolidated Balance Sheet.
     The Corporation invests in asset-backed securities issued by third party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Trading Account Assets and Liabilities and Note 5 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities as described in Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 6 – Outstanding Loans and Leases. The Corporation has also provided support to certain cash funds managed within GWIM as described in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. These VIEs, which are not consolidated by the Corporation, are not included in the tables below.
     Except as described below and in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K, as of September 30, 2010, the Corporation has not provided financial support to consolidated or unconsolidated VIEs that it was not previously contractually required to provide, nor does it intend to do so.
Mortgage-related Securitizations
First-Lien Mortgages
     As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of MBS guaranteed by GSEs. Securitization occurs in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation also typically services loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization vehicles including senior and subordinate securities and the equity tranche. Except as described below, the Corporation does not provide guarantees or recourse to the securitization vehicles other than standard representations and warranties.
     The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2010 and 2009.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	Three Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Cash proceeds from new securitizations (1)	$61,727	$99,029	$-	$-	$-	$-	$-	$-	$934	$313
Gain (loss) on securitizations (2, 3)	(336)	16	-	-	-	-	-	-	(22)	-
Cash flows received on residual interests	-	-	4	4	13	21	-	1	5	6
Initial fair value of assets acquired (4)	-	n/a	-	n/a	-	n/a	-	n/a	-	n/a

	Nine Months Ended September 30
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Cash proceeds from new securitizations (1)	$192,936	$270,314	$-	$-	$-	$-	$3	$-	$3,317	$313
Gain (loss) on securitizations (2, 3)	(787)	37	-	-	-	-	-	-	-	-
Cash flows received on residual interests	-	-	15	18	45	52	2	4	15	17
Initial fair value of assets acquired (4)	23,402	n/a	-	n/a	-	n/a	-	n/a	-	n/a

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third party investors for cash proceeds.

(2)	Net of hedges

(3)
Substantially all of the residential mortgages securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three and nine months ended September 30, 2010, the Corporation recognized $1.3 billion and $3.8 billion of gains on these LHFS compared to $1.7 billion and $4.2 billion for the same periods in 2009. The gains were substantially offset by hedges.

(4)
All of the securities and other retained interests acquired from securitizations are initially classified as Level 2 assets within the fair value hierarchy. During the three and nine months ended September 30, 2010, there were no changes to the initial classification within the fair value hierarchy.

n/a = not applicable

     The Corporation recognizes consumer MSRs from the sale or securitization of mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.6 billion and $4.8 billion during the three and nine months ended September 30, 2010 compared to $1.6 billion and $4.6 billion for the same periods in 2009. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $21.8 billion and $19.3 billion at September 30, 2010 and December 31, 2009. The Corporation has the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and nine months ended September 30, 2010, $3.8 billion and $12.2 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications, compared to $2.3 billion and $3.2 billion for the same periods in 2009. The majority of these loans repurchased were FHA insured mortgages from GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $14 million and $16 million during the three and nine months ended September 30, 2010 compared to $13 million and $37 million for the same periods in 2009. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $144 million and $109 million at September 30, 2010 and December 31, 2009. For more information on MSRs, see Note 16 – Mortgage Servicing Rights.
     The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2010 and December 31, 2009.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	September 30	December 31	September 30	December 31	September 30	December 31	September 30	December 31	September 30	December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Unconsolidated VIEs
Maximum loss exposure (1)	$47,997	$14,398	$3,000	$4,068	$326	$224	$635	$996	$1,739	$1,877

On-balance sheet assets
Senior securities held (2)
Trading account assets	$10,125	$2,295	$145	$201	$29	$12	$379	$431	$285	$469
AFS debt securities	37,872	12,103	2,793	3,845	244	188	255	561	918	1,215
Subordinate securities held (2)
Trading account assets	-	-	-	-	17	-	-	-	58	122
AFS debt securities	-	-	44	13	34	22	1	4	156	23
Residual interests held	-	-	18	9	2	2	-	-	322	48

Total retained positions	$47,997	$14,398	$3,000	$4,068	$326	$224	$635	$996	$1,739	$1,877

Principal balance outstanding (3)	$1,280,903	$1,255,650	$68,459	$81,012	$74,543	$83,065	$116,324	$147,072	$122,371	$65,397

Consolidated VIEs
Maximum loss exposure (1)	$16,065	$1,683	$50	$472	$677	$1,261	$-	$-	$-	$-

On-balance sheet assets
Loans and leases	$16,049	$1,689	$-	$-	$-	$450	$-	$-	$-	$-
Allowance for loan and lease losses	(34)	(6)	-	-	-	-	-	-	-	-
Loans held-for-sale	-	-	-	436	2,201	2,030	-	-	-	-
Other assets	50	-	50	86	171	271	-	-	-	-

Total assets	$16,065	$1,683	$50	$522	$2,372	$2,751	$-	$-	$-	$-

On-balance sheet liabilities
Long-term debt	$-	$-	$-	$48	$1,024	$1,737	$-	$-	$-	$-
Other liabilities	-	-	8	3	784	3	-	-	-	-

Total liabilities	$-	$-	$8	$51	$1,808	$1,740	$-	$-	$-	$-

(1)	Maximum loss exposure excludes liability for representations and warranties, and corporate guarantees and also excludes servicing advances.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2010 and 2009, there were no significant OTTI losses recorded on those securities classified as AFS debt securities.

(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.
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

Home Equity Mortgages
     The Corporation maintains interests in home equity securitization trusts to which the Corporation transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. The Corporation also services the loans in the trusts. There were no securitizations of home equity loans during the three and nine months ended September 30, 2010 and 2009. Collections reinvested in revolving period securitizations were $4 million and $20 million during the three and nine months ended September 30, 2010 compared to $34 million and $157 million for the same periods in 2009. Cash flows received on residual interests were $3 million and $11 million for the three and nine months ended September 30, 2010 compared to $4 million and $27 million for the same periods in 2009.
     On January 1, 2010, the Corporation consolidated home equity loan securitization trusts of $4.5 billion, which held loans with principal balances outstandings of $5.1 billion net of an allowance of $573 million, in which it had a controlling financial interest. In the Corporation’s role as a servicer, the Corporation has the power to manage the loans held in the trusts. In addition, the Corporation may have a financial interest that could potentially be significant to the trusts through its retained interests in senior or subordinate securities or the trusts’ residual interest, through providing a guarantee to the trusts, or through providing subordinate funding to the trusts during a rapid amortization event. In these cases, the Corporation is the primary beneficiary of and consolidates these trusts. If the Corporation is not the servicer or does not hold a financial interest that could potentially be significant to the trust, the Corporation does not have a controlling financial interest and does not consolidate the trust. Prior to 2010, the trusts met the definition of a QSPE and as such were not subject to consolidation.
     The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
		Retained		Retained
		Interests in		Interests in
	Consolidated	Unconsolidated		Unconsolidated
(Dollars in millions)	VIEs	VIEs	Total	VIEs

Maximum loss exposure (1)	$3,339	$9,473	$12,812	$13,947

On-balance sheet assets
Trading account assets (2, 3)	$-	$144	$144	$16
Available-for-sale debt securities (3, 4)	-	34	34	147
Loans and leases	3,688	-	3,688	-
Allowance for loan and lease losses	(349)	-	(349)	-

Total	$3,339	$178	$3,517	$163

On-balance sheet liabilities
Long-term debt	$3,782	$-	$3,782	$-
All other liabilities	39	-	39	-

Total	$3,821	$-	$3,821	$-

Principal balance outstanding	$3,688	$30,432	$34,120	$31,869

(1)
For unconsolidated VIEs, the maximum loss exposure represents outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves and excludes the liability for representations and warranties, and corporate guarantees.

(2)
At September 30, 2010 and December 31, 2009, $127 million and $15 million of the debt securities classified as trading account assets were senior securities and $17 million and $1 million were subordinate securities.

(3)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the nine months ended September 30, 2010 and year ended December 31, 2009, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(4)
At September 30, 2010 and December 31, 2009, $34 million and $47 million represents subordinate debt securities held. At December 31, 2009, $100 million are residual interests classified as AFS debt securities.

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
     The Corporation evaluates all of its home equity loan securitizations for their potential to experience a rapid amortization event by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and by evaluating any estimated shortfalls in relation to contractually defined triggers. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At September 30, 2010 and December 31, 2009, home equity loan securitization transactions in rapid amortization, including both consolidated and unconsolidated trusts, had $13.0 billion and $14.1 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. At September 30, 2010, an additional $94 million of trust certificates outstanding related to home equity loan securitization transactions that are expected to enter rapid amortization during the next 12 months. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the performance of the loans, the amount of subsequent draws and the timing of related cash flows. At September 30, 2010 and December 31, 2009, the reserve for losses on expected future draw obligations on the home equity loan securitizations in or expected to be in rapid amortization was $137 million and $178 million.
     The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $19 million and $60 million of servicing fee income related to home equity securitizations during the three and nine months ended September 30, 2010 compared to $31 million and $100 million for the same periods in 2009. The Corporation repurchased $4 million and $15 million of loans from home equity securitization trusts in order to perform modifications or clean up calls compared to $3 million and $26 million for the same periods in 2009. For more information on MSRs, see Note 16 – Mortgage Servicing Rights.
Representations and Warranties Obligations and Corporate Guarantees
     The Corporation securitizes first-lien mortgage loans, generally in the form of MBS guaranteed by GSEs. In addition, in prior years, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans, home equity loans and other second-lien loans as private-label MBS or in the form of whole loans. In connection with these securitizations and whole loan sales, the Corporation or certain subsidiaries or legacy companies made various representations and warranties. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Violation of these representations and warranties may result in a requirement to repurchase mortgage loans, indemnify or provide other remedy to an investor or securitization trust. In such cases, the repurchaser would be exposed to any subsequent credit loss on the mortgage loans. The repurchaser’s credit loss would be reduced by any recourse to sellers of loans for representations and warranties previously provided. Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the trustee or the investor as governed by the agreements or, in certain first-lien and home equity securitizations where monolines have insured all or some of the related bonds issued, by the insurer at any time over the life of the loan. Importantly, the contractual liability to repurchase arises if there is a breach of the representations and warranties that materially and adversely affects the interest of all investors in the case of non-GSE loans, or if there is a breach of other standards established by the terms of the related sale agreement. The Corporation believes that the longer a loan performs prior to default the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first few years after origination, generally after a loan has defaulted. However, in recent periods the time horizon has lengthened due to increased repurchase request activity across all vintages.
     The Corporation’s current operations are structured to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with our underwriting procedures and by servicing those mortgages consistent with secondary mortgage market standards. In addition, certain securitizations include guarantees written to protect purchasers of the loans from credit losses up to a specified amount. The probable losses to be absorbed under the representations and warranties obligations and the guarantees are recorded as a liability when the loans are sold and are updated by accruing a representations and warranties expense in mortgage banking income throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, probability that a repurchase request will be received, number of payments made by the borrower prior to default and probability that a loan will be required to be repurchased.

     During the three and nine months ended September 30, 2010, $1.0 billion and $3.0 billion of first-lien repurchase claims were resolved, primarily with the GSEs, through repurchase or reimbursement to the investor or securitization trust for losses they incurred compared to $721 million and $1.7 billion for the same periods in 2009. The amount of the loss on the related loans at the time of repurchase or reimbursement was $487 million and $1.6 billion during the three and nine months ended September 30, 2010 compared to $379 million and $775 million for the same periods in 2009. Of the amounts resolved during the three and nine months ended September 30, 2010, $567 million and $1.8 billion of loans were repurchased from first-lien investors and securitization trusts, including those in which the monolines insured some or all of the related bonds, under representations and warranties and corporate guarantees compared to $340 million and $921 million for the same periods in 2009. In addition, during the three and nine months ended September 30, 2010, the amount paid to indemnify first-lien investors and securitization trusts, including those in which the monolines insured some or all of the related bonds, was $257 million and $720 million compared to $221 million and $405 million for the same periods in 2009, to resolve loans with unpaid principal balances of $448 million and $1.2 billion for the three and nine months ended September 30, 2010 and $381 million and $740 million for the three and nine months ended September 30, 2009.
     During the three and nine months ended September 30, 2010, $42 million and $163 million of home equity repurchase claims were resolved, primarily through repurchase or reimbursement to the securitization trusts in which the monolines insured some or all of the related bonds for losses they incurred compared to $105 million and $196 million for the same periods in 2009. The amount of the loss on the related loans at the time of repurchase or reimbursement was $37 million and $143 million for the three and nine months ended September 30, 2010 compared to $92 million and $194 million for the same periods in 2009. Of the amounts resolved during the three and nine months ended September 30, 2010, $13 million and $55 million of loans were repurchased from home equity securitization trusts, including those in which the monolines insured some or all of the related bonds, under representations and warranties and corporate guarantees compared to $47 million and $87 million for the same periods in 2009. In addition, during the three and nine months ended September 30, 2010, $28 million and $104 million were paid to indemnify investors or securitization trusts, including those in which the monolines insured some or all of the related bonds, compared to $57 million and $109 million for the same periods in 2009.
     The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims were primarily as a result of material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Generally the agreements for private-label MBS contain less rigorous representations and warranties and higher burdens on investors seeking repurchases than the comparable agreements with the GSEs.
     The table below presents outstanding claims by counterparty and product type at September 30, 2010 and December 31, 2009.
Outstanding Claims by Counterparty and Product

	September 30	December 31
(Dollars in millions)	2010	2009

By Counterparty
GSEs	$6,842	$3,300
Monolines	4,217	2,936
Whole loan and private-label securitization investors and other	1,816	1,430

Total outstanding claims by counterparty	$12,875	$7,666

By Product Type
Prime loans	$3,627	$1,451
Alt-A	3,453	1,984
Home equity	3,415	2,279
Pay option	1,434	1,157
Subprime	579	577
Other	367	218

Total outstanding claims by product type	$12,875	$7,666

     Although the timing and volume has varied, repurchase and similar requests have increased from buyers and insurers including monolines. A loan by loan review of all repurchase requests is performed and demands have been and will continue to be contested to the extent not considered valid. Overall, repurchase requests and disputes have increased with buyers and insurers regarding representations and warranties, which has resulted in an increase in unresolved repurchase requests. The volume of repurchase claims as a percentage of the volume of loans purchased arising from loans sourced from brokers or purchased from third party sellers is relatively consistent with the volume of repurchase claims as a percentage of the volume of loans originated by the Corporation or its subsidiaries or legacy companies.
     The table below presents a rollforward of the liability for representations and warranties, and corporate guarantees for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Liability for representations and warranties, and corporate guarantees, beginning of period	$3,939	$3,442	$3,507	$2,271
Merrill Lynch acquisition	-	-	-	580
Additions for new sales	6	12	22	29
Charge-offs	(415)	(359)	(1,774)	(721)
Provision (1)	872	455	2,647	1,336
Other	-	20	-	75

Liability for representations and warranties, and corporate guarantees, September 30	$4,402	$3,570	$4,402	$3,570

(1)	Recorded as representation and warranty expense in mortgage banking income.
     The liability for representations and warranties, and corporate guarantees is included in accrued expenses and other liabilities and the related expense is included in mortgage banking income.
     The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase requests. Experience with the GSEs continues to evolve and any disputes are generally related to areas including reasonableness of stated income, occupancy and undisclosed liabilities in the vintages with the highest default rates. While the environment around the repurchase process continues to be challenging, the Corporation and its subsidiaries strive to maintain a constructive relationship with the GSEs. As soon as practicable after receiving a repurchase request from either of the GSEs, the Corporation evaluates the request and takes appropriate action. Claim disputes are generally handled through loan-level negotiations with the GSEs and the Corporation seeks to resolve the repurchase request within 90 to 120 days of the receipt of the request although tolerances exist for claims that remain open beyond this timeframe. However, unlike the repurchase protocols and experience established with GSEs, experience with the monolines and other third party investors has been varied and the protocols and experience with these counterparties has not been as predictable as with the GSEs. For the monolines and other third party investors the timetable for the loan file request, the repurchase request (if any), response and resolution varies by contract. Where a breach of representations and warranties given by the Corporation or subsidiaries or legacy companies is confirmed on a given loan, settlement is generally reached as to that loan within 60 to 90 days.
     The Corporation and its subsidiaries have limited experience with private-label MBS repurchases as the number of recent repurchase requests received has been limited. The representations and warranties, as governed by the private-label securitizations, require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. Although it is reasonably possible that a loss may have occurred, until the Corporation and its legacy companies have meaningful repurchase experience with these counterparties, it is not possible to estimate future repurchase rates and any related loss or range of loss.
     A liability for representations and warranties has been established for monoline repurchase requests based upon valid identified loan defects and for repurchase requests that are in the process of review based on historical repurchase experience with a specific monoline to the extent such experience provides a reasonable basis on which to estimate incurred losses from repurchase activity. A liability has also been established related to repurchase requests subject to negotiation and unasserted requests to repurchase current and future defaulted loans where it is believed a more consistent repurchase experience with certain monolines has been established. For other monolines, in view of the inherent difficulty of predicting the outcome of those repurchase requests where a valid defect has not been identified or the inherent difficulty in predicting future claim requests and the related outcome in the case of unasserted requests to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome. In addition, the timing of the ultimate resolution or the eventual loss, if any, related to those repurchase requests cannot be reasonably estimated. For the monolines, where sufficient, consistent repurchase experience has not been established, it is not possible to estimate the possible loss or a range of loss. Thus, a liability has not been established related to repurchase requests where a valid defect has not been identified, or in the case of any unasserted requests to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds.
     At September 30, 2010, the unpaid principal balance of loans related to unresolved repurchase requests previously received from monolines was $4.2 billion, including $2.7 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $1.5 billion that is in the process of review. At September 30, 2010, the unpaid principal balance of loans for which the monolines had requested loan files for review but for which no repurchase request has been received was $9.9 billion, excluding loans that had been paid in full. There will likely be additional requests for loan files in the future leading to repurchase requests. Such requests may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase request will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase request. In addition, any claims paid related to repurchase requests from a monoline are paid to the securitization trust and may be used by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that they will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase request from a monoline may be reduced as the monoline would receive limited to no benefit from the payment of repurchase claims. Repurchase requests from the monolines will continue to be evaluated and reviewed and, to the extent not considered valid, contested. The exposure to loss from monoline repurchase requests will be determined by the number and amount of loans ultimately repurchased offset by the applicable underlying collateral value in the real estate securing these loans. In the unlikely event that repurchase would be required for the entire amount of all loans in all securitizations, regardless of whether the loans were current, and without considering whether a repurchase demand might be asserted or whether such demand actually showed a valid defect in any loans from the securitization trusts in which monolines have insured all or some of the related bonds, assuming the underlying collateral has no value, the maximum amount of potential loss would be no greater than the unpaid principal balance of the loans repurchased plus accrued interest.
Credit Card Securitizations
     The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trusts includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests including senior and subordinate securities, discount receivables, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The securitization trusts’ legal documents require the Corporation to maintain a minimum seller’s interest of four to five percent and at September 30, 2010, the Corporation was in compliance with this requirement. The seller’s interest in the trusts represents the Corporation’s undivided interest in the receivables transferred to the trust and is pari passu to the investors’ interest. At December 31, 2009, prior to the consolidation of the trusts, the Corporation had $10.8 billion of seller’s interest which was carried at historical cost and classified in loans.
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

     The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at September 30, 2010 and December 31, 2009.

	September 30 2010	December 31 2009
	Consolidated	Retained Interests in
(Dollars in millions)	VIEs	Unconsolidated VIEs

Maximum loss exposure (1)	$28,943	$32,167

On-balance sheet assets
Trading account assets	$-	$80
Available-for-sale debt securities (2)	-	8,501
Held-to-maturity securities (2)	-	6,573
Loans and leases (3)	92,553	10,798
Allowance for loan and lease losses	(9,386)	(1,268)
Derivative assets	2,302	-
All other assets (4)	2,887	5,195

Total	$88,356	$29,879

On-balance sheet liabilities
Long-term debt	$59,137	$-
All other liabilities	276	-

Total	$59,413	$-

Trust loans (5)	$92,553	$103,309

(1)
At December 31, 2009, maximum loss exposure represents the total retained interests held by the Corporation and also includes $2.3 billion related to a liquidity support commitment the Corporation provided to one of the U.S. Credit Card Securitization Trust’s commercial paper program.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the year ended December 31, 2009, there were no OTTI losses recorded on those securities classified as AFS or HTM debt securities.

(3)	At December 31, 2009, amount represents seller’s interest which was classified as loans and leases on the Corporation’s Consolidated Balance Sheet.

(4)
At December 31, 2009, All other assets includes discount receivables, subordinate interests in accrued interest and fees on the securitized receivables, cash reserve accounts and interest-only strips which are carried at fair value.

(5)
At December 31, 2009, Trust loans represents the principal balance of credit card receivables that have been legally isolated from the Corporation including those loans represented by the seller’s interest that were held on the Corporation’s Consolidated Balance Sheet. At September 30, 2010, Trust loans includes accrued interest receivables of $1.2 billion. Prior to consolidation, subordinate accrued interest receivables were included in All other assets. These credit card receivables are legally assets of the Trust and not of the Corporation and can only be used to settle obligations of the Trust.

     For the nine months ended September 30, 2010, $2.9 billion of new senior debt securities were issued to external investors from the credit card securitization trusts. There were no new debt securities issued to external investors from the credit card securitization trusts for the nine months ended September 30, 2009. Collections reinvested in revolving period securitizations were $32.6 billion and $101.7 billion and cash flows received on residual interests were $1.2 billion and $3.7 billion for the three and nine months ended September 30, 2009.
     At December 31, 2009, there were no recognized servicing assets or liabilities associated with any of the credit card securitization transactions. The Corporation recorded $500 million and $1.5 billion in servicing fees related to credit card securitizations for the three and nine months ended September 30, 2009.
     During the nine months ended September 30, 2010, subordinate securities of $10.0 billion with a stated interest rate of zero percent were issued by the U.S. Credit Card Securitization Trusts to the Corporation. In addition, the Corporation extended its election of designating a specified percentage of new receivables transferred to the Trusts as “discount receivables” through December 31, 2010. As the U.S. Credit Card Securitization Trusts were consolidated on January 1, 2010, the additional subordinate securities issued and the extension of the discount receivables election had no impact on the Corporation’s consolidated results for the three and nine months ended September 30, 2010. For additional information on these transactions, see Note 8 – Securitizations to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
     During the nine months ended September 30, 2010, similar actions were also taken with the U.K. Credit Card Securitization Trusts. Additional subordinate securities of $1.5 billion with a stated interest rate of zero percent were issued by the U.K. Credit Card Securitization Trusts to the Corporation and the Corporation extended its election of designating a specified percentage of new receivables transferred to the Trusts as discount receivables through April 30, 2011. Both actions were taken in an effort to address the decline in the excess spread of the U.K. Credit Card Securitization Trusts. As the U.K. Credit Card Securitization Trusts were consolidated on January 1, 2010, the additional subordinate securities issued and the designation of discount receivables had no impact on the Corporation’s results for the three and nine months ended September 30, 2010.
     As of March 31, 2010, the Corporation had terminated the U.S. Credit Card Securitization Trust’s commercial paper program and all outstanding notes were paid in full. Accordingly, there is no commercial paper outstanding and the associated liquidity support agreement between the Corporation and the U.S. Credit Card Securitization Trust was terminated as of March 31, 2010. For additional information on the Corporation’s U.S. Credit Card Securitization Trust’s commercial paper program, see Note 8 – Securitizations to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
Multi-seller Conduits
     The Corporation currently administers three multi-seller conduits which provide a low-cost funding alternative to their customers by facilitating access to the commercial paper market. These customers sell or otherwise transfer assets to the conduits, which in turn issue short-term commercial paper that is rated high-grade and is collateralized by the underlying assets. The Corporation receives fees for providing combinations of liquidity and standby letters of credit (SBLCs) to the conduits for the benefit of third party investors. The Corporation also receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits. The Corporation’s liquidity commitments, which had an aggregate notional amount outstanding of $8.3 billion and $34.5 billion at September 30, 2010 and December 31, 2009, are collateralized by various classes of assets and incorporate features such as overcollateralization and cash reserves that are designed to provide credit support to the conduits at a level equivalent to investment grade as determined in accordance with internal risk rating guidelines. The Corporation liquidated a fourth conduit during the three months ended September 30, 2010.
     The table below summarizes select information related to multi-seller conduits in which the Corporation held a variable interest at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
(Dollars in millions)	Consolidated	Consolidated	Unconsolidated	Total

Maximum loss exposure	$8,327	$9,388	$25,135	$34,523

On-balance sheet assets
Available-for-sale debt securities	$4,998	$3,492	$-	$3,492
Held-to-maturity debt securities	-	2,899	-	2,899
Loans and leases	1,085	318	318	636
Allowance for loan and lease losses	(3)	-	-	-
All other assets	410	4	60	64

Total	$6,490	$6,713	$378	$7,091

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$6,424	$6,748	$-	$6,748

Total	$6,424	$6,748	$-	$6,748

Total assets of VIEs	$6,490	$6,713	$13,893	$20,606

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
     The assets of the conduits typically carry a risk rating of AAA to BBB based on the Corporation’s current internal risk rating equivalent which reflects structural enhancements of the assets including third party insurance. Approximately 73 percent of commitments in the conduits are supported by senior exposures. At September 30, 2010, the assets of the consolidated conduits and the conduits’ unfunded liquidity commitments were mainly collateralized by $2.5 billion in student loans (30 percent), $1.3 billion in equipment loans (15 percent), $1.0 billion in auto loans (12 percent) and $655 million in trade receivables (eight percent). In addition, $2.3 billion (28 percent) of the conduits’ assets and unfunded commitments were collateralized by projected cash flows from long-term contracts (e.g., television broadcast contracts, stadium revenues and royalty payments) which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements will be repaid when cash flows due under the long-term contracts are received. Substantially all of this exposure is insured. In addition, $443 million (five percent) of the conduits’ assets and unfunded commitments were collateralized by the conduits’ short-term lending arrangements with investment funds, primarily real estate funds, which, as mentioned above, incorporate features that provide credit support. Amounts advanced under these arrangements are secured by commitments from a diverse group of high quality equity investors. Outstanding advances under these facilities will be repaid when the investment funds issue capital calls.
     One of the previously unconsolidated conduits held CDO investments with aggregate funded amounts and unfunded commitments totaling $543 million at December 31, 2009. The conduit had transferred the investments to a subsidiary of the Corporation in accordance with existing contractual requirements and the transfers were initially accounted for as financing transactions. After the capital notes issued by the conduit were redeemed in 2010, the conduit no longer had any continuing exposure to credit losses of the investments and the transfers were recharacterized by the conduit as sales to the subsidiary of the Corporation. At September 30, 2010, these CDO exposures were recorded on the Corporation’s Consolidated Balance Sheet in trading account assets and derivative liabilities and are included in the Corporation’s disclosure of variable interests in CDO vehicles beginning on page 45.
     Assets of the Corporation are not available to pay creditors of the conduits except to the extent the Corporation may be obligated to perform under the liquidity commitments and SBLCs. Assets of the conduits are not available to pay creditors of the Corporation. At September 30, 2010 and December 31, 2009, the Corporation did not hold any commercial paper issued by the conduits other than incidentally and in its role as a commercial paper dealer.
     The Corporation’s liquidity and SBLC commitments obligate it to purchase assets from the conduits at the conduits’ cost. If a conduit is unable to re-issue commercial paper due to illiquidity in the commercial paper markets or deterioration in the asset portfolio, the Corporation is obligated to provide funding. Beginning in the third quarter of 2010, the Corporation’s obligation to purchase assets under the liquidity agreements is no longer limited to the amount of non-defaulted assets. However, the Corporation is not obligated to fund under the liquidity commitments if the conduit is the subject of a voluntary or involuntary bankruptcy proceeding.
     The SBLCs, which are typically set at eight to 10 percent of total outstanding commercial paper, are unconditional.
Municipal Bond Trusts
     The Corporation administers municipal bond trusts that hold highly rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third party investors. The Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities. The Corporation is typically not obligated to purchase the certificates under the standby liquidity facilities if a bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer.
     In addition to standby liquidity facilities, the Corporation also provides default protection or credit enhancement to investors on securities issued by certain municipal bond trusts. Interest and principal payments on floating-rate certificates issued by these trusts are secured by guarantees issued by the Corporation. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the Corporation will make any payments required under the guarantees to the holders of the floating-rate certificates. The Corporation or a customer of the Corporation may hold the residual interest in the trust. If a customer holds the residual interest, that customer typically has the unilateral ability to liquidate the trust at any time, while the Corporation typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. This arrangement is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing losses incurred on assets held within the trust when a customer holds the residual interest. The weighted average remaining life of bonds held in the trusts at September 30, 2010 was 13.0 years. There were no material write-downs or downgrades of assets or issuers during the three and nine months ended September 30, 2010.
     The table below summarizes select information related to municipal bond trusts in which the Corporation held a variable interest at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$4,630	$4,260	$8,890	$241	$10,143	$10,384

On-balance sheet assets
Trading account assets	$4,630	$140	$4,770	$241	$191	$432
Derivative assets	-	-	-	-	167	167

Total	$4,630	$140	$4,770	$241	$358	$599

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$4,774	$-	$4,774	$-	$-	$-
All other liabilities	-	-	-	2	287	289

Total	$4,774	$-	$4,774	$2	$287	$289

Total assets of VIEs	$4,630	$6,476	$11,106	$241	$12,247	$12,488

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
     During the three and nine months ended September 30, 2010, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $226 million and $1.0 billion as compared to $247 million and $422 million during the same periods in 2009. At September 30, 2010 and December 31, 2009, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.1 billion and $6.9 billion.
     The Corporation’s liquidity commitments to unconsolidated municipal bond trusts totaled $4.1 billion and $9.8 billion at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, the Corporation held $140 million and $155 million of floating-rate certificates issued by unconsolidated municipal bond trusts in trading account assets. At December 31, 2009, the Corporation also held residual interests of $203 million.
Collateralized Debt Obligation Vehicles
     CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed-income securities. CLOs are a subset of CDOs which hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a credit default swap counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation will absorb the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.
     The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure (1)	$3,191	$4,037	$7,228	$3,863	$6,987	$10,850

On-balance sheet assets
Trading account assets	$2,812	$967	$3,779	$2,785	$1,253	$4,038
Derivative assets	-	989	989	-	2,085	2,085
Available-for-sale debt securities	876	217	1,093	1,414	368	1,782
All other assets	19	135	154	-	166	166

Total	$3,707	$2,308	$6,015	$4,199	$3,872	$8,071

On-balance sheet liabilities
Derivative liabilities	$15	$41	$56	$-	$781	$781
Long-term debt	3,174	-	3,174	2,753	-	2,753

Total	$3,189	$41	$3,230	$2,753	$781	$3,534

Total assets of VIEs	$3,707	$46,399	$50,106	$4,199	$56,590	$60,789

(1)	Maximum loss exposure has not been reduced to reflect the benefit of purchased insurance.
     The Corporation’s maximum loss exposure of $7.2 billion at September 30, 2010, includes $1.9 billion of super senior CDO exposure, $2.2 billion of exposure to CDO financing facilities and $3.1 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from purchased insurance. Net of purchased insurance but including securities retained from liquidations of CDOs, the Corporation’s net exposure to super senior CDO-related positions was $1.3 billion at September 30, 2010. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at September 30, 2010 totaled $2.7 billion, all of which has recourse to the general credit of the Corporation.
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
     At September 30, 2010, the Corporation had $1.4 billion notional amount of super senior liquidity exposure to CDO vehicles, which is comprised of two components. The first component is $567 million notional amount of liquidity exposure to third parties that are not special purpose entities (SPE) that hold super senior cash positions on the Corporation’s behalf. The remainder is comprised of $850 million notional amount of liquidity support provided to certain synthetic CDOs, including $323 million to a consolidated CDO, in the form of lending commitments related to super senior securities issued by the CDOs. These unfunded commitments obligate the Corporation to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps written by the CDO vehicles.
     Liquidity-related commitments also include $1.3 billion notional amount of derivative contracts with unconsolidated SPEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. These derivatives are typically in the form of total return swaps which obligate the Corporation to purchase the securities at the SPEs cost to acquire the securities, generally as a result of credit ratings downgrades. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. These derivatives comprise substantially all of the $1.3 billion notional amount of derivative contracts through which the Corporation obtains funding from third party SPEs, as described in Note 11 – Commitments and Contingencies.
     The Corporation’s $2.7 billion of aggregate liquidity exposure to CDOs at September 30, 2010 is included in the table on page 46 to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.
     The Corporation’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table on page 46 because the Corporation typically has exposure to only a portion of the total assets. The Corporation has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing net exposure to future loss.
Customer Vehicles
     Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.
     The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$3,971	$2,541	$6,512	$277	$10,229	$10,506

On-balance sheet assets
Trading account assets	$2,557	$522	$3,079	$183	$1,334	$1,517
Derivative assets	93	905	998	78	4,815	4,893
Loans and leases	-	-	-	-	65	65
Loans held-for-sale	788	-	788	-	-	-
All other assets	1,785	16	1,801	16	-	16

Total	$5,223	$1,443	$6,666	$277	$6,214	$6,491

On-balance sheet liabilities
Derivative liabilities	$-	$36	$36	$-	$267	$267
Commercial paper and other short-term borrowings	-	-	-	22	-	22
Long-term debt	2,684	-	2,684	50	74	124
All other liabilities	-	151	151	-	1,357	1,357

Total	$2,684	$187	$2,871	$72	$1,698	$1,770

Total assets of VIEs	$5,223	$5,335	$10,558	$277	$16,487	$16,764

     On January 1, 2010, the Corporation consolidated $5.9 billion of customer vehicles in which it has a controlling financial interest.
     Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had approximately $460 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at September 30, 2010.
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
     The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$15,150	$33,488	$48,638	$13,111	$14,373	$27,484

On-balance sheet assets
Trading account assets	$1,187	$1,719	$2,906	$269	$543	$812
Derivative assets	259	317	576	1,096	86	1,182
Available-for-sale debt securities	1,810	20,811	22,621	1,822	2,439	4,261
Loans and leases	18,731	1,569	20,300	16,112	1,200	17,312
Allowance for loan and lease losses	(59)	(15)	(74)	(130)	(10)	(140)
Loans held-for-sale	312	865	1,177	197	-	197
All other assets	2,722	8,381	11,103	1,310	8,875	10,185

Total	$24,962	$33,647	$58,609	$20,676	$13,133	$33,809

On-balance sheet liabilities
Derivative liabilities	$-	$11	$11	$-	$80	$80
Commercial paper and other short-term borrowings	1,312	-	1,312	965	-	965
Long-term debt	9,427	74	9,501	7,341	-	7,341
All other liabilities	1,544	1,447	2,991	3,123	1,626	4,749

Total	$12,283	$1,532	$13,815	$11,429	$1,706	$13,135

Total assets of VIEs	$24,962	$70,824	$95,786	$20,676	$25,914	$46,590

Investment Vehicles
     The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At September 30, 2010 and December 31, 2009, the Corporation’s consolidated investment vehicles had total assets of $7.8 billion and $5.7 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $10.4 billion and $8.8 billion at September 30, 2010 and December 31, 2009. The Corporation’s maximum exposure to loss associated with consolidated and unconsolidated investment vehicles totaled $12.0 billion and $10.7 billion at September 30, 2010 and December 31, 2009.
     On January 1, 2010, the Corporation consolidated $2.5 billion of investment vehicles. This amount included a real estate investment fund with $1.5 billion of assets which is designed to provide returns to clients through limited partnership holdings. Affiliates of the Corporation are the general partner and also have a limited partnership interest in the fund. The Corporation anticipates that it will provide support to the entity and therefore considers the entity to be a VIE. The Corporation consolidates an investment vehicle that meets the definition of a VIE if it manages the assets or otherwise controls the activities of the vehicle and also holds a variable interest that could potentially be significant to the vehicle. Prior to 2010, the Corporation consolidated an investment vehicle that met the definition of a VIE if the Corporation’s investment or guarantee was expected to absorb a majority of the variability created by the assets of the funds.
Leveraged Lease Trusts
     The Corporation’s net investment in consolidated leveraged lease trusts totaled $5.3 billion and $5.6 billion at September 30, 2010 and December 31, 2009. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation consolidates these trusts because it structured the trusts, giving the Corporation power over the limited activities of the trusts, and holds a significant residual interest. Prior to 2010, the Corporation consolidated these trusts because the residual interest was expected to absorb a majority of the variability driven by credit risk of the lessee and, in some cases, by the residual risk of the leased property. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.
Automobile and Other Securitization Trusts
     On January 1, 2010, the Corporation consolidated one automobile securitization trust with $2.6 billion of assets in which it had a controlling financial interest. Prior to 2010, this trust met the definition of a QSPE and was therefore not subject to consolidation. The Corporation held $2.1 billion of senior securities, $195 million of subordinate securities and $83 million of residual interests issued by this trust at December 31, 2009. The remaining automobile trusts, which were not QSPEs, were previously consolidated. The automobile and student loan trusts are consolidated under the new consolidation guidance because the Corporation services the underlying loans and also holds a significant amount of beneficial interests issued by the trusts. The other trusts are not consolidated because the Corporation does not service the underlying assets or does not hold more than an insignificant amount of beneficial interests issued by the trusts. The loans and receivables held as collateral in the asset-backed securitization trusts are legally assets of the trusts and not the Corporation and can only be used to settle obligations of the trusts. The creditors of these trusts have no recourse to the Corporation.
     At September 30, 2010, the Corporation serviced assets held in auto and other securitization trusts with outstanding balances of $11.7 billion, including trusts collateralized by automobile loans of $9.7 billion, student loans of $1.3 billion and other loans and receivables of $711 million. At December 31, 2009, the Corporation serviced assets held in auto and other securitization trusts with outstanding balances of $11.9 billion, including trusts collateralized by automobile loans of $11.0 billion and other loans of $905 million. The Corporation’s maximum exposure to loss associated with these consolidated and unconsolidated trusts totaled $3.0 billion and $3.5 billion at September 30, 2010 and December 31, 2009. The Corporation transferred $3.0 billion of automobile loans, $1.3 billion of student loans and $303 million of other receivables to the trusts in the nine months ended September 30, 2010; $1.3 billion of student loans and $303 million of other receivables in the three months ended September 30, 2010; and $9.0 billion of automobile loans during the year ended December 31, 2009.
Asset Acquisition Conduits
     The Corporation administers three asset acquisition conduits which acquire assets on behalf of the Corporation or its customers. These conduits had total assets of $816 million and $965 million at September 30, 2010 and December 31, 2009. Two of the conduits, which were unconsolidated prior to 2010, acquire assets at the request of customers who wish to benefit from the economic returns of the specified assets on a leveraged basis, which consist principally of liquid exchange-traded equity securities. The third conduit holds subordinate debt securities for the Corporation’s benefit. The conduits obtain funding by issuing commercial paper and subordinate certificates to third party investors. Repayment of the commercial paper and certificates is assured by total return swaps between the Corporation and the conduits. When a conduit acquires assets for the benefit of the Corporation’s customers, the Corporation enters into back-to-back total return swaps with the conduit and the customer such that the economic returns of the assets are passed through to the customer. The Corporation’s exposure to the counterparty credit risk of its customers is mitigated by the ability to liquidate an asset held in the conduit if the customer defaults on its obligation. The Corporation receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits. At September 30, 2010 and December 31, 2009, the Corporation did not hold any commercial paper issued by the asset acquisition conduits other than incidentally and in its role as a commercial paper dealer.

     On January 1, 2010, the Corporation consolidated the two previously unconsolidated asset acquisition conduits with total assets of $1.4 billion. In its role as administrator, the Corporation has the power to determine which assets will be held in the conduits and to manage the issuance of commercial paper. Through the total return swaps with the conduits, the Corporation initially absorbs gains and losses incurred due to changes in the market value of assets held in the conduits. Although the Corporation then transfers gains and losses to customers through the back-to-back total return swaps, its financial interest could potentially be significant to the VIE. Accordingly, the Corporation is the primary beneficiary of and consolidates all of the asset acquisition conduits.
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
Real Estate Vehicles
     The Corporation held investments in unconsolidated real estate vehicles of $5.2 billion and $4.8 billion at September 30, 2010 and December 31, 2009, which consisted of limited partnership investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.
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
Resecuritization Trusts
     The Corporation transfers existing securities, typically MBS, into resecuritization vehicles at the request of customers seeking securities with specific characteristics. The Corporation may also enter into resecuritizations of securities within its investment portfolios for purposes of improving liquidity and capital, and managing credit or interest rate risk.
     During the three and nine months ended September 30, 2010, the Corporation resecuritized $11.5 billion and $83.3 billion of MBS, including $11.4 billion and $58.4 billion of securities purchased from third parties, compared to $11.7 billion and $27.7 billion for the same periods in 2009. Net losses upon sale totaled $16 million and $144 million for the three and nine months ended September 30, 2010 compared to net gains of $94 million and $156 million for the same periods in 2009. At September 30, 2010, the Corporation held $19.5 billion and $1.4 billion of senior securities classified in AFS debt securities and trading account assets, and $1.1 billion and $325 million of subordinate securities classified in AFS debt securities and trading account assets which were issued by unconsolidated resecuritization trusts which had total assets of $54.0 billion. At December 31, 2009, the Corporation held $543 million of senior securities classified in trading account assets which were issued by unconsolidated resecuritization trusts which had total assets of $7.4 billion. All of the retained interests were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy). The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third party investors purchases a significant portion of subordinate securities and shares responsibility for the design of the trust, the Corporation does not consolidate the trust. Prior to 2010, these resecuritization trusts were typically QSPEs and as such were not subject to consolidation by the Corporation.
Other Transactions
     Prior to 2010, the Corporation transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At September 30, 2010 and December 31, 2009, the Corporation’s maximum loss exposure under these financing arrangements was $6.4 billion and $6.8 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table on page 48 because the purchasers are not VIEs.
NOTE 9 – Goodwill and Intangible Assets

Goodwill
     The table below presents goodwill balances by business segment at September 30, 2010 and December 31, 2009. As discussed in more detail in Note 17 – Business Segment Information, on January 1, 2010, the Corporation realigned the former Global Banking and Global Markets business segments. There was no impact on the reporting units used in goodwill impairment testing. The reporting units utilized for goodwill impairment tests are the business segments or one level below the business segments.

	September 30	December 31
(Dollars in millions)	2010	2009

Deposits	$17,875	$17,875
Global Card Services	11,889	22,292
Home Loans & Insurance	4,797	4,797
Global Commercial Banking	20,656	20,656
Global Banking & Markets	10,423	10,252
Global Wealth & Investment Management	9,928	10,411
All Other	34	31

Total Goodwill	$75,602	$86,314

     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act) was signed into law. Under the Financial Reform Act and its amendment to the Electronic Fund Transfer Act, the Federal Reserve must adopt rules within nine months of enactment of the Financial Reform Act regarding the interchange fees that may be charged with respect to electronic debit transactions. Those rules will take effect one year after enactment of the Financial Reform Act. The Financial Reform Act and the applicable rules are expected to materially reduce the future revenues generated by the debit card business of the Corporation. However, the Corporation expects to implement a number of actions that will mitigate a good portion of the impact when the laws and regulations become effective.
     The Corporation’s consumer and small business card products, including the debit card business, are part of an integrated platform within Global Card Services. The Corporation’s current estimate of revenue loss due to the Financial Reform Act is expected to be approximately $2.0 billion annually based on current volumes. Accordingly, the Corporation performed an impairment test for Global Card Services during the three months ended September 30, 2010. In step one of the impairment test, the fair value of Global Card Services was estimated under the income approach where the significant assumptions included the discount rate, terminal value, expected loss rates and expected new account growth. The Corporation also updated the estimated cash flows to reflect the current strategic plan and other portfolio assumptions. Based on the results of step one of the impairment test, the Corporation determined that the carrying amount of Global Card Services, including goodwill, exceeded its fair value. The carrying amount of the reporting unit, fair value of the reporting unit and goodwill were $39.2 billion, $25.9 billion and $22.3 billion, respectively. Accordingly, the Corporation performed step two of the goodwill impairment test for this reporting unit. In step two, the Corporation compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. Based on the results of this third quarter goodwill impairment test for Global Card Services, the carrying value of the goodwill assigned to the reporting unit exceeded the implied fair value by $10.4 billion. Accordingly, the Corporation recorded a non-cash, non-tax deductible goodwill impairment charge of $10.4 billion to reduce the carrying amount of goodwill in Global Card Services from $22.3 billion to $11.9 billion during the three months ended September 30, 2010. The goodwill impairment analysis includes limited mitigation actions to recapture lost revenue within Global Card Services. Although the Corporation has identified other potential mitigation actions, the impact of these actions did not reduce the goodwill impairment charge because these actions are in the early stages of development and some of them may impact segments other than Global Card Services (e.g., Deposits).
     During the three months ended September 30, 2010, the Corporation completed its annual goodwill impairment test as of June 30, 2010 for all reporting units. In performing the first step of the annual impairment analysis, the Corporation compared the fair value of each reporting unit to its current carrying amount, including goodwill. As part of the June 30, 2010 annual test, the fair value of Global Card Services was estimated under the income approach and did not include the impact of any potential future changes which may result from the Financial Reform Act which was signed into law in the third quarter.
     Based on the results of step one of the annual impairment test, the Corporation determined that the carrying amount of the Home Loans & Insurance and Global Card Services reporting units, including goodwill, exceeded their fair value. The carrying amount of the reporting unit, fair value of the reporting unit and goodwill for Home Loans & Insurance was $27.1 billion, $22.5 billion and $4.8 billion, respectively, and for Global Card Services was $40.1 billion, $40.1 billion and $22.3 billion, respectively. Because the carrying amount exceeded the fair value, the Corporation performed step two of the goodwill impairment test for these reporting units as of June 30, 2010. For all other reporting units, step two was not required as their fair value exceeded their carrying amount indicating there was no impairment.
     In step two for both reporting units, the Corporation compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. The Corporation determined the implied fair value of goodwill for the reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based on the results of step two of the impairment test as of June 30, 2010, the Corporation determined that goodwill was not impaired in either Home Loans & Insurance or Global Card Services.
     Given the results of the Corporation’s annual impairment test and due to continued stress for Home Loans & Insurance as a result of current market conditions, the Corporation concluded, consistent with previous quarters, that an additional impairment analysis should be performed for this reporting unit as of September 30, 2010. Consistent with the June 30, 2010 annual impairment test, the results of step one for Home Loans & Insurance indicated that the carrying amount exceeded the fair value. The carrying amount of the reporting unit, fair value of the reporting unit and goodwill for Home Loans & Insurance were $25.6 billion, $25.5 billion and $4.8 billion, respectively. The estimated fair value as a percent of the carrying amount at September 30, 2010 was 99.8 percent. Under step two of the goodwill impairment analysis for the reporting unit, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit included discount rates, loss rates and interest rates. Based on the results of step two of the impairment test, the Corporation determined that goodwill was not impaired in Home Loans & Insurance.
     The decrease in the goodwill balance in GWIM was related to the sale of Columbia Management’s long-term asset management business (Columbia) in the second quarter of 2010.
Intangible Assets
     The table below presents the gross carrying amounts and accumulated amortization related to intangible assets at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Dollars in millions)	Value	Amortization	Value	Amortization

Purchased credit card relationships	$7,164	$3,927	$7,179	$3,452
Core deposit intangibles	5,394	4,004	5,394	3,722
Customer relationships	4,232	1,111	4,232	760
Affinity relationships	1,648	864	1,651	751
Other intangibles	3,143	1,273	3,438	1,183

Total intangible assets	$21,581	$11,179	$21,894	$9,868

     None of the intangible assets were impaired at either September 30, 2010 or December 31, 2009.
     Amortization of intangibles expense was $426 million and $1.3 billion for the three and nine months ended September 30, 2010, compared to $510 million and $1.5 billion for the same periods in 2009. The Corporation estimates aggregate amortization expense will be approximately $420 million for the fourth quarter of 2010. In addition, the Corporation estimates aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion and $900 million for 2011 through 2015, respectively.
NOTE 10 – Long-term Debt

     The table below presents the Corporation’s long-term debt at September 30, 2010 and December 31, 2009.

	September 30	December 31
(Dollars in millions)	2010	2009

Long-term debt of Bank of America Corporation and subsidiaries	$268,598	$283,570
Long-term debt of Merrill Lynch & Co., Inc. and subsidiaries	131,032	154,951
Long-term debt of consolidated VIEs under new consolidation guidance	79,228	n/a

Total long-term debt	$478,858	$438,521

n/a = not applicable
     At September 30, 2010, long-term debt of consolidated VIEs including credit card, automobile, home equity, first-lien mortgage-related securitization trusts and other VIEs totaled $59.1 billion, $7.5 billion, $3.8 billion, $1.0 billion and $7.8 billion, respectively. Long-term debt of VIEs is collateralized by the assets of the VIEs.
     As of September 30, 2010, the Corporation had not assumed or guaranteed $126.5 billion of long-term debt that was issued or guaranteed by Merrill Lynch & Co., Inc. or its subsidiaries prior to the acquisition of Merrill Lynch by the Corporation. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, the Corporation agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of Merrill Lynch & Co., Inc. on a going forward basis. All existing Merrill Lynch & Co., Inc. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding and the Corporation has not assumed any of those prior Merrill Lynch & Co., Inc. guarantees or otherwise guaranteed such securities.
     Certain structured notes issued by Merrill Lynch are accounted for under the fair value option. For more information on these structured notes, see Note 14 – Fair Value Measurements.
     Aggregate annual maturities of long-term debt obligations at September 30, 2010 are summarized in the table below.

(Dollars in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Bank of America Corporation	$7,666	$17,157	$42,729	$8,975	$15,970	$99,087	$191,584
Merrill Lynch & Co., Inc. and subsidiaries	5,522	20,237	18,981	19,073	17,404	49,815	131,032
Bank of America, N.A. and other subsidiaries	4,551	4,195	4,890	-	64	9,750	23,450
Other	6,846	23,277	13,768	5,163	1,774	2,736	53,564

Total long-term debt excluding consolidated VIEs	24,585	64,866	80,368	33,211	35,212	161,388	399,630
Long-term debt of consolidated VIEs	6,433	19,090	12,307	17,716	9,212	14,470	79,228

Total long-term debt	$31,018	$83,956	$92,675	$50,927	$44,424	$175,858	$478,858

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
Credit Extension Commitments
     The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The unfunded legally binding lending commitments shown in the table below are net of amounts distributed (e.g., syndicated) to other financial institutions of $32.1 billion and $30.9 billion at September 30, 2010 and December 31, 2009. At September 30, 2010, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $1.3 billion, including deferred revenue of $33 million and a reserve for unfunded lending commitments of $1.3 billion. At December 31, 2009, the comparable amounts were $1.5 billion, $34 million and $1.5 billion, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities.
     The table below also includes the notional amount of commitments of $28.5 billion and $27.0 billion at September 30, 2010 and December 31, 2009, that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $809 million and $950 million on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 14 – Fair Value Measurements.

		Expires after 1	Expires after 3
	Expires in 1	Year through	Years through	Expires after 5
(Dollars in millions)	Year or Less	3 Years	5 Years	Years	Total

Credit extension commitments, September 30, 2010
Loan commitments	$172,127	$152,449	$29,505	$21,165	$375,246
Home equity lines of credit	1,976	3,770	16,350	60,568	82,664
Standby letters of credit and financial guarantees (1)	36,257	19,636	3,082	6,708	65,683
Commercial letters of credit	2,440	38	-	1,952	4,430

Legally binding commitments	212,800	175,893	48,937	90,393	528,023
Credit card lines (2)	502,961	-	-	-	502,961

Total credit extension commitments	$715,761	$175,893	$48,937	$90,393	$1,030,984

Credit extension commitments, December 31, 2009
Loan commitments	$149,248	$187,585	$30,897	$28,489	$396,219
Home equity lines of credit	1,810	3,272	10,667	76,924	92,673
Standby letters of credit and financial guarantees (1)	29,794	21,285	4,923	13,740	69,742
Commercial letters of credit	2,020	40	-	1,465	3,525

Legally binding commitments	182,872	212,182	46,487	120,618	562,159
Credit card lines (2)	541,919	-	-	-	541,919

Total credit extension commitments	$724,791	$212,182	$46,487	$120,618	$1,104,078

(1)	The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $40.3 billion and $25.4 billion at September 30, 2010 and $39.7 billion and $30.0 billion at December 31, 2009.

(2)	Includes business card unused lines of credit.
     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

Other Commitments
Global Principal Investments and Other Equity Investments
     At September 30, 2010 and December 31, 2009, the Corporation had unfunded equity investment commitments of approximately $1.6 billion and $2.8 billion. In light of proposed Basel regulatory capital changes related to unfunded commitments, the Corporation has actively reduced these commitments in a series of transactions involving its private equity fund investments. During the three months ended September 30, 2010, the Corporation completed the sale of its exposure to certain private equity funds. For more information on these transactions, see Note 5 – Securities. These commitments generally relate to the Corporation’s Global Principal Investments business which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund.
     Where the Corporation has a binding equity bridge commitment and there is a market disruption or other unexpected event, there is higher potential for loss, unless an orderly disposition of the exposure can be made. At September 30, 2010, the Corporation did not have any unfunded bridge equity commitments. The Corporation had funded equity bridges of $1.2 billion that were committed prior to the market disruption. These equity bridges were considered held for investment and classified in other assets. During the fourth quarter of 2009, these equity bridges were written down to a zero balance. In the three and nine months ended September 30, 2009, the Corporation recorded a total of $193 million and $456 million in losses in equity investment income related to these investments.
Loan Purchases
     In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period that ended on June 22, 2010. Under this agreement, the Corporation purchased $6.6 billion of such loans during the six months ended June 30, 2010 and also the year ended December 31, 2009. All loans purchased under this agreement were subject to a comprehensive set of credit criteria. This agreement was accounted for as a derivative liability with a fair value of $189 million at December 31, 2009. As of September 30, 2010, the Corporation was no longer committed for any additional purchases. As part of this agreement, the Corporation recorded a liability which may increase or decrease based on credit performance of the purchased loans over a period extending through 2016.
     At September 30, 2010 and December 31, 2009, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $3.6 billion and $2.2 billion, which upon settlement will be included in loans or LHFS.
Operating Leases
     The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $780 million, $2.9 billion, $2.5 billion, $2.0 billion and $1.5 billion for the remainder of 2010 through 2014, respectively, and $7.8 billion in the aggregate for all years thereafter.
Other Commitments
     At September 30, 2010 and December 31, 2009, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $59.5 billion and $51.8 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $54.1 billion and $58.3 billion. All of these commitments expire within the next 12 months.
     The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At September 30, 2010 and December 31, 2009, the minimum fee commitments over the remaining terms of these agreements totaled $2.2 billion and $2.3 billion.

Other Guarantees
Bank-owned Life Insurance Book Value Protection
     The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2010 and December 31, 2009, the notional amount of these guarantees totaled $15.7 billion and $15.6 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.0 billion and $4.9 billion with estimated maturity dates between 2030 and 2040. As of September 30, 2010, the Corporation has not made a payment under these products. The probability of surrender has increased due to the deteriorating financial health of policyholders, but remains a small percentage of total notional.
Employee Retirement Protection
     The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2010 and December 31, 2009, the notional amount of these guarantees totaled $36.1 billion and $36.8 billion with estimated maturity dates between 2010 and 2014 if the exit option is exercised on all deals. As of September 30, 2010, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.
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
     The Corporation, on behalf of the joint venture, provides credit and debit card processing services to various merchants by processing credit and debit card transactions on the merchants’ behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults on its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the joint venture as the merchant processor. If the joint venture is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. The joint venture is primarily liable for any losses on transactions from the contributed portfolio that occur after June 26, 2009. However, if the joint venture fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation could be held liable for the disputed amount. For the three and nine months ended September 30, 2010, the Corporation processed and settled $66.1 billion and $192.1 billion of transactions and recorded losses of $5 million and $13 million. For the three and nine months ended September 30, 2009, the Corporation processed and settled $63.1 billion and $182.1 billion of transactions and recorded losses of $7 million and $21 million.
     At September 30, 2010 and December 31, 2009, the Corporation, on behalf of the joint venture, held as collateral $25 million and $26 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants. The joint venture also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2010 and December 31, 2009, the maximum potential exposure totaled approximately $130.8 billion and $131.0 billion. The Corporation does not expect to make material payments in connection with these guarantees. The maximum potential exposure disclosed above does not include volumes processed by First Data contributed portfolios.
Other Derivative Contracts
     The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At September 30, 2010 and December 31, 2009, the total notional amount of these derivative contracts was approximately $4.0 billion and $4.9 billion with commercial banks and $1.3 billion and $2.8 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.
Other Guarantees
     The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds at the preset future date. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2010 and December 31, 2009, the notional amount of these guarantees totaled $668 million and $2.1 billion. These guarantees have various maturities ranging from two to five years. As of September 30, 2010 and December 31, 2009, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.
     The Corporation has entered into additional guarantee agreements, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.2 billion and $3.6 billion at September 30, 2010 and December 31, 2009. The estimated maturity dates of these obligations are between 2010 and 2033. The Corporation has made no material payments under these guarantees.
     In addition, the Corporation has guaranteed the payment obligations of certain subsidiaries of Merrill Lynch on certain derivative transactions. The aggregate notional amount of such derivative liabilities was approximately $2.6 billion and $2.5 billion at September 30, 2010 and December 31, 2009.

Payment Protection Insurance Claims Matter
     In the U.K. the Corporation sells payment protection insurance (PPI) through its Global Card Services business to credit card customers and has previously sold this insurance to consumer loan customers. PPI covers a consumer’s loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints of misleading sales tactics across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) has investigated and raised concerns about the way some companies have handled complaints relating to the sale of these insurance policies. In August 2010, the FSA issued a policy statement on the assessment and remediation of PPI claims which is applicable to the Corporation’s U.K. consumer businesses and is intended to address concerns among consumers and regulators regarding the handling of PPI complaints across the industry. The policy statement sets standards for the sale of PPI that apply to current and prior sales, and in the event a company does not or did not comply with the standards, it is alleged that the insurance was incorrectly sold, giving the customer rights to remedies. The FSA has given companies until December 1, 2010 to comply with the new regulations. Given the new regulatory guidance, as of September 30, 2010, the Corporation recorded a liability of $592 million based on its current claims history and an estimate of future claims which have yet to be asserted against the Corporation. The liability is included in accrued expenses and other liabilities and the related expense is included in insurance income. The policy statement also requires companies to review their sales practices and to proactively remediate non-complaining customers if evidence of a systematic breach of the newly articulated sales standards is discovered, which could include refunding premiums paid. Subject to the outcome of the Corporation’s review and the new regulatory guidance, it is possible that an additional liability may be required. As the review will not be completed until the first quarter of 2011, the Corporation is unable to reasonably estimate the total amount of additional possible loss or a range of loss as of September 30, 2010.
Litigation and Regulatory Matters
     The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 (collectively, the prior commitments and contingencies disclosures).
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
     In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related costs of $482 million and $1.2 billion were recognized for the three and nine months ended September 30, 2010 as compared to $107 million and $477 million for the same periods in 2009.
     For a limited number of the matters disclosed in this Note 11, and in the prior commitments and contingencies disclosures, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. For other disclosed matters for which a loss is probable or reasonably possible, such an estimate is not possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $400 million to $1.9 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss does not represent the Corporation’s maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosures, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in prior commitments and contingencies disclosures, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.
Adelphia Litigation
     On September 22, 2010, the court was advised that an agreement had been reached to resolve all of the claims in the Adelphia Bankruptcy litigation. The settlement is subject to finalization of documentation and filing with the court on November 18, 2010. The settlement will resolve all claims pending against Bank of America, N.A. (BANA), Merrill Lynch and Co., Inc., Merrill Lynch Capital Corp., Fleet National Bank and Fleet Securities, Inc. and other affiliated entities that are pending before the U. S. District Courts for the Southern and Western Districts of New York and the U. S. Second Circuit Court of Appeals, with the exception of one remaining securities litigation pending in the U.S. District Court for the Southern District of New York. The settlement is not material to the Corporation’s Consolidated Financial Statements.
Checking Account Overdraft Litigation
     BANA is currently a defendant in three consumer suits discussed below challenging certain deposit account related business practices. All three suits are presently part of a multi-district litigation proceeding involving dozens of financial institution-defendants assigned by the Judicial Panel on Multidistrict Litigation (MDL) to the U.S. District Court for the Southern District of Florida.
     Tornes v. Bank of America, N.A., which was commenced on December 1, 2008 in the U.S. District Court for the Southern District of Florida, is brought on behalf of a putative nationwide class of customers who, within the applicable statutes of limitations, incurred overdraft fees due to BANA’s posting of transactions to deposit accounts in high-to-low order.
     Yourke, et al. v. Bank of America, N.A., et al., which was commenced on April 9, 2009 in the Superior Court of the State of California, County of San Francisco, is brought on behalf of a similar putative class as Tornes but is limited to California customers of BANA and to transactions occurring within four years of the filing of the complaint. Tornes and Yourke each assert claims for breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and violation of the unfair and deceptive practices statutes of various states. Plaintiffs seek restitution of all overdraft fees paid to BANA as a result of BANA’s allegedly wrongful business practices, as well as actual damages, disgorgement, exemplary damages, injunctive relief, pre-judgment interest and attorneys’ fees.
     Knighten v. Bank of America, N.A., which was commenced on May 3, 2010 in the U.S. District Court for the Central District of California, is brought on behalf of a putative nationwide class of customers of BANA who, within the applicable limitations periods, incurred overdraft fees due to BANA’s posting of transactions to deposit accounts in high-to-low order or as a result of reliance upon the accuracy of published account balance information. Knighten also asserts claims for violations of California state law. Knighten seeks restitution, disgorgement, punitive damages, and injunctive relief.

     Omnibus motions to dismiss the complaints in many of the suits included in the MDL, including in Tornes and Yourke, were denied on March 12, 2010. Trial is currently scheduled for October 2011.
Countrywide Bond Insurance Litigation
     On September 7, 2010, in MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, the Countrywide defendants filed a memorandum in support of their consolidated appeal from the court’s order granting in part and denying in part the motions to dismiss.
     On July 2, 2010, in the Syncora Guarantee action, the Corporation and the Countrywide defendants filed an answer to the amended complaint. Various legacy Countrywide entities also filed a counterclaim for breach of contract and declaratory judgment on that date. Syncora moved to dismiss the counterclaim on August 19, 2010.
     On August 6, 2010, in the Financial Guaranty Insurance Co. action, Countrywide Home Loans, Inc. (CHL) filed a notice of appeal from the court’s order granting in part and denying in part its motion to dismiss the initial complaint.
     On July 21, 2010, in the MBIA Insurance Corporation, Inc. v. Bank of America action, the Corporation and various defendants filed demurrers to the second amended complaint. On October 20, 2010, the court entered an order staying the case until August 1, 2011.
     On September 28, 2010, Ambac Assurance Corporation (Ambac) filed an action in New York Supreme Court, New York County, entitled Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., et al., against the Corporation, CHL, Countrywide Securities Corporation (CSC) and Countrywide Financial Corporation (CFC). The action relates to 12 bond insurance policies provided by Ambac between 2004 and 2006 with regard to certain securitized pools of home equity lines of credit and fixed-rate second-lien mortgage loans. The complaint alleges fraudulent inducement and breach of contract, among other claims, and seeks unspecified actual and punitive damages and equitable relief. The complaint alleges that the Corporation is jointly and severally liable as the successor to the Countrywide defendants.
Data Treasury Litigation
     On October 14, 2010, the Corporation and BANA reached an agreement in principle with Data Treasury Corporation to settle all pending claims against them in the Data Treasury Corporation v. Wells Fargo, et al. action for an amount that is not material to the Corporation’s Consolidated Financial Statements.
Heilig Meyers Litigation
     On July 20, 2010, the court denied the appeal of BAS. A petition for reconsideration was filed on August 3, 2010, which the court denied on October 14, 2010.
MBIA Insurance Corporation CDO Litigation
     Plaintiffs have filed a notice of appeal concerning the April 9, 2010 order of the court dismissing certain claims in the matter.
Mortgage-Backed Securities Litigation
     The Corporation and affiliates, legacy Countrywide entities and affiliates, and legacy Merrill Lynch entities and affiliates have been named as defendants in a number of cases relating to various roles they played in MBS offerings. These cases are generally purported class action suits or actions by individual purchasers of securities. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for more than $375 billion of securities issued by hundreds of securitization trusts contained material misrepresentations and omissions, including statements regarding the underwriting standards pursuant to which the underlying mortgage loans were issued, the ratings given to the tranches by rating agencies, and the appraisal standards that were used in violation of Section 11 and 12 of the Securities Act of 1933 and/or state securities laws. The cases generally allege unspecified compensatory damages and in some instances, seek rescission. The Corporation has previously disclosed some of these matters under other headings, in its 2009 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, including Countrywide Mortgage-Backed Securities Litigation; IndyMac Litigation; Merrill Lynch Subprime-related Matters; and Federal Home Loan Bank of Seattle Litigation.

     BAS, Asset Backed Funding Corporation, Banc of America Mortgage Securities, Inc., CSC, CWABS, Inc., CWALT, Inc., Merrill Lynch Pierce, Fenner and Smith, Inc. (MLPF&S), and Merrill Lynch Mortgage Investors, Inc. are among the defendants in an individual action, entitled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al., filed by Cambridge Place Investment Management Inc. in Massachusetts Superior Court, Middlesex County on July 9, 2010. Plaintiff asserts claims under the Massachusetts securities laws and seeks unspecified damages and rescission, among other relief. On August 13, 2010, certain defendants removed the case to federal court. On September 13, 2010, plaintiff moved to remand the matter to state court.
     BAS, Bank of America Mortgage Securities, Inc., Bank of America Funding Corporation, CFC and CWALT, Inc., MLPF&S, and Merrill Lynch Mortgage Investors, Inc. are among the defendants named in an individual action filed by The Charles Schwab Corporation in Superior Court California, County of San Francisco. The case was filed on July 15, 2010 and is entitled The Charles Schwab Corporation v. BNP Paribas Securities Corp. and the amended complaint alleges violations of the Securities Act of 1933, the California Corporate Securities Act, the California Civil Code, and common law in connection with various offerings of MBS and seeks unspecified damages and rescission, among other relief.
     On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB Chicago) filed a complaint entitled Federal Home Loan Bank of Chicago v. Banc of America Funding Corporation et al., in the Circuit Court of Cook County, Illinois County Department, Chancery Division against the Corporation, Banc of America Funding Corporation, BAS, CSC and MLPF&S, among other defendants, asserting claims for violations of the Illinois Securities Law, as well as negligent misrepresentation under Illinois common law in connection with various offerings of MBS. FHLB Chicago filed a second complaint on October 15, 2010 entitled Federal Home Loan Bank of Chicago v. Banc of America Securities LLC et al., in the Superior Court of the State of California County of Los Angeles, Northwest District against BAS, CSC, CFC, CWABS, Inc., CWALT, Inc., CWMBS, Inc., among other defendants, asserting claims for violations of the California Civil Code, California Corporation Code, Illinois Securities Law, Sections 11, 12 and 15 of the Securities Act of 1933, as well as negligent misrepresentation and rescission of contract in connection with various offerings of MBS. The complaints filed by FHLB Chicago make allegations similar to those in the Federal Home Loan Bank of Pittsburgh and Federal Home Loan Bank of Seattle actions and seek unspecified damages and rescission, among other relief.
Merrill Lynch Subprime-related Matters
Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc. et al.; Wyoming State Treasurer v. Merrill Lynch & Co., Inc.
     On August 6, 2010, defendants moved to dismiss the consolidated amended complaint.
Merrill Lynch Acquisition-related Matters
In Re Bank of America Securities, Derivative & ERISA Litigation
     On August 27, 2010, the court entered two orders in In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation. One order dismissed the complaint brought by plaintiffs in the consolidated ERISA action in its entirety. The second order granted in part and denied in part defendants’ motions to dismiss the consolidated securities and derivative actions. All of the securities plaintiffs’ claims brought under the Securities and Exchange Act of 1934 were dismissed other than Section 14(a) claims concerning Merrill Lynch’s 2008 bonus payments and fourth quarter losses; Section 10(b) claims based on Merrill Lynch’s 2008 bonus payments; and Section 20(a) claims for control person liability. All of the securities plaintiffs’ claims brought under the Securities Act of 1933 were dismissed with the exception of the Section 11, 12(a)(2), and 15 claims based on Merrill Lynch’s 2008 bonus payments. All of derivative plaintiffs’ claims have been dismissed other than their Section 14(a) claims related to Merrill Lynch’s 2008 bonus payments and fourth quarter losses and certain state law breach of fiduciary duty claims. The securities plaintiffs have been granted leave to amend their complaint, and the derivative plaintiffs have reserved their right to seek leave to amend. On September 10, 2010, the Corporation moved for certification, or in the alternative, for reconsideration of three issues in the court’s August 27, 2010 order concerning the securities plaintiffs’ complaint: (i) that the defendants had a duty under Section 14(a) to disclose Merrill Lynch’s 2008 fourth quarter losses, (ii) that the securities plaintiffs adequately pleaded transaction causation for their Section 14(a) claim, and (iii) that covenants in a private merger agreement filed with the Securities and Exchange Commission can be the basis for a misrepresentation claim under the Securities Act of 1933.

     On September 23, 2010, plaintiffs in the consolidated ERISA action filed a notice that they will appeal the dismissal of their complaint to the U.S. Court of Appeals for the Second Circuit.
     On October 8, 2010, the court denied the Corporation’s motion for certification, or in the alternative, for reconsideration. On October 15, 2010, the securities plaintiffs served an amended complaint. In addition to adding claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of holders of certain debt, preferred and option securities, the amendment attempts to re-plead allegations that had been dismissed under the Court’s August 27 order concerning Merrill Lynch’s 2008 fourth quarter losses.
Ocala Litigation
     On August 30, 2010, each plaintiff filed a new lawsuit against BANA in the U.S. District Court for the Southern District of Florida, Miami Division (Deutsche Bank AG v. Bank of America, N.A., and BNP Paribas Mortgage Corporation v. Bank of America, N.A.). These lawsuits assert an alternative theory for recovering from BANA a portion of the plaintiffs’ alleged losses related to the Ocala facility. Plaintiffs allege that BANA’s commercial division purchased mortgage loans from Taylor, Bean & Whitaker Mortgage Corp., which loans had already been pledged to BANA, as Ocala Trustee, as collateral for the notes issued by the Ocala facility and purchased by plaintiffs. Plaintiffs seek a ruling that BANA’s commercial division’s rights to these loans is subordinate to BANA’s alleged security interest as Trustee, and that BANA’s commercial division is therefore wrongfully retaining the loans or the proceeds of any resales. Plaintiffs seek compensatory and other damages, interest, and attorneys fees in amounts that are unspecified but which plaintiffs allege exceed approximately $665 million.
     On October 1, 2010, BANA, on behalf of the Ocala facility, filed suit in the U.S. District Court for the District of Columbia against the Federal Deposit Insurance Corporation (FDIC) as receiver of Colonial Bank and Platinum Community Bank entitled Bank of America, National Association as indenture trustee, custodian and collateral agent for Ocala Funding, LLC v. Federal Deposit Insurance Corporation, in its capacity as receiver of Colonial Bank, and in its capacity as receiver of Platinum Community Bank. The suit seeks judicial review of the FDIC’s denial of BANA’s administrative claims on behalf of the Ocala facility in the Colonial and Platinum receiverships. These claims allege that losses to the Ocala facility were in whole or in part the result of the fraud and other wrongful conduct of Colonial and Platinum.
Parmalat Finanziaria S.p.A. Matters
Proceedings in the United States
     As a result of an agreement among the parties to settle the matter in an amount that is not material to the Corporation’s Consolidated Financial Statements, on August 25, 2010, the U.S. District Court for the Southern District of New York so ordered a stipulation of voluntary dismissal in Allstate Life Insurance Company v. Bank of America Corporation, et al.
Pender Litigation
     On August 25, 2010, the U.S. District Court for the Western District of North Carolina held that The Bank of America Pension Plan’s definition of normal retirement age was valid and dismissed plaintiffs’ claims for unlawful lump sum benefit calculation and violation of ERISA’s anti-backloading rule, and denied defendants’ motion to dismiss pertaining to plaintiffs’ claims regarding the voluntary transfers of assets from The Bank of America 401(k) Plan to The Bank of America Pension Plan. The court granted plaintiffs’ motion for class certification. On September 10, 2010, plaintiffs filed a motion to reconsider the dismissal of the claim for violation of ERISA’s anti-backloading rule.

NOTE 12 – Shareholders’ Equity and Earnings Per Common Share

Common Stock
     In October 2010, the Board declared a fourth quarter cash dividend of $0.01 per common share payable on December 24, 2010 to common shareholders of record on December 3, 2010. In July 2010, April 2010 and January 2010, the Board declared the third quarter, second quarter and first quarter cash dividends of $0.01 per common share, which were paid on September 24, 2010, June 25, 2010 and March 26, 2010 to common shareholders of record on September 3, 2010, June 4, 2010 and March 5, 2010, respectively.
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
     Through a 2008 authorized share repurchase program, the Corporation had the ability to repurchase shares of its common stock, subject to certain restrictions, from time to time, in the open market or in private transactions. The 2008 authorized repurchase program expired on January 23, 2010. In the nine months ended September 30, 2010, the Corporation did not repurchase any shares of common stock and issued approximately 97.5 million shares under employee stock plans. At September 30, 2010, the Corporation had reserved 1.6 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
     During the three months ended March 31, 2010, the Corporation issued approximately 191 million RSUs to certain employees under the Key Associate Stock Plan. These awards generally vest in three equal annual installments beginning one year from the grant date. Vested RSUs will be settled in cash unless the Corporation authorizes settlement in common shares. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock. The compensation cost for the remaining awards is fixed and based on the share price of the common stock on the date of grant, or the date upon which settlement in common stock has been authorized. The Corporation hedges a portion of its exposure to variability in the expected cash flows for unvested awards using a combination of economic and cash flow hedges as described in Note 4 – Derivatives. In early 2010, approximately 58 million of these RSUs were authorized to be settled in common shares. During the three months ended September 30, 2010, the Corporation authorized approximately 42 million additional RSUs to be settled in common shares and terminated a portion of the corresponding economic and cash flow hedges. As a result, these share-settled RSUs are no longer adjusted to fair value based upon changes in the share price of the Corporation’s common stock.
Preferred Stock
     During the first, second and third quarters of 2010, the aggregate dividends declared on preferred stock were $348 million, $340 million and $348 million, respectively, or a total of $1.0 billion for the nine months ended September 30, 2010.

Accumulated OCI
     The table below presents the changes in accumulated OCI for the nine months ended September 30, 2010 and 2009, net-of-tax.

	Available-for-	Available-for-
	Sale Debt	Sale Marketable		Employee	Foreign
(Dollars in millions)	Securities	Equity Securities	Derivatives	Benefit Plans (1)	Currency (2)	Total

Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)
Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities	(116)	-	-	-	-	(116)
Credit-related notes	229	-	-	-	-	229
Net change in fair value recorded in accumulated OCI	3,308	4,910	(1,765)	-	(20)	6,433
Net realized (gains) losses reclassified into earnings	(506)	(857)	326	188	258	(591)

Balance, September 30, 2010	$2,287	$6,182	$(3,974)	$(3,904)	$(255)	$336

Balance, December 31, 2008	$(5,956)	$3,935	$(3,458)	$(4,642)	$(704)	$(10,825)
Cumulative adjustment for accounting change – OTTI (3)	(71)	-	-	-	-	(71)
Net change in fair value recorded in accumulated OCI	6,146	2,112	63	161	26	8,508
Net realized (gains) losses reclassified into earnings	(715)	(4,433)	658	173	-	(4,317)

Balance, September 30, 2009	$(596)	$1,614	$(2,737)	$(4,308)	$(678)	$(6,705)

(1)	Net change in fair value represents after-tax adjustments based on the final year-end actuarial valuations.

(2)	Net change in fair value represents only the impact of changes in foreign exchange rates on the Corporation’s net investment in foreign operations.

(3)
Effective January 1, 2009, the Corporation adopted new accounting guidance on the recognition of OTTI losses on debt securities. For additional information on the adoption of this accounting guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and Note 5 – Securities.

Earnings Per Common Share
     Due to the net loss for the three and nine months ended September 30, 2010, no dilutive potential common shares were included in the calculations of diluted earnings per common share (EPS) because they would have been antidilutive.
     For the three and nine months ended September 30, 2010, average options to purchase 265 million and 273 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 311 million and 318 million for the same periods in 2009. For both the three and nine months ended September 30, 2010, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 272 million and 262 million for the same periods in 2009. For both the three and nine months ended September 30, 2010, 117 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L and the Merrill Lynch & Co., Inc. Mandatory Convertible Preferred Stock Series 2 and Series 3 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method compared to 117 million and 157 million for the same periods in 2009. For purposes of computing basic EPS, CES were considered to be participating securities prior to February 24, 2010, however, due to a net loss for the nine months ended September 30, 2010, CES were not allocated earnings. The two-class method prohibits the allocation of an undistributed loss to participating securities. For purposes of computing diluted EPS, there was no dilutive effect of the CES, which were outstanding prior to February 24, 2010, due to a net loss for the nine months ended September 30, 2010. In the nine months ended September 30, 2009, the Corporation recorded an increase to retained earnings and net income available to common shareholders of $576 million related to the Corporation’s preferred stock exchange for common stock.

     The calculation of EPS and diluted EPS for the three and nine months ended September 30, 2010 and 2009 is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2010	2009	2010	2009

Earnings (loss) per common share
Net income (loss)	$(7,299)	$(1,001)	$(994)	$6,470
Preferred stock dividends	(348)	(1,240)	(1,036)	(3,478)

Net income (loss) applicable to common shareholders	(7,647)	(2,241)	(2,030)	2,992
Income allocated to participating securities	(1)	(1)	(3)	(60)

Net income (loss) allocated to common shareholders	$(7,648)	$(2,242)	$(2,033)	$2,932

Average common shares issued and outstanding	9,976,351	8,633,834	9,706,951	7,423,341

Earnings (loss) per common share	$(0.77)	$(0.26)	$(0.21)	$0.39

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$(7,647)	$(2,241)	$(2,030)	$2,992
Income allocated to participating securities	(1)	(1)	(3)	(60)

Net income (loss) allocated to common shareholders	$(7,648)	$(2,242)	$(2,033)	$2,932

Average common shares issued and outstanding	9,976,351	8,633,834	9,706,951	7,423,341
Dilutive potential common shares (1)	-	-	-	26,570

Total diluted average common shares issued and outstanding	9,976,351	8,633,834	9,706,951	7,449,911

Diluted earnings (loss) per common share	$(0.77)	$(0.26)	$(0.21)	$0.39

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.
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
     As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan, non-U.S. pension plans, nonqualified pension plans and postretirement plans. The non-U.S. pension plans vary based on the country and local practices. In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation contributed $0 and $120 million for the nine months ended September 30, 2010 and 2009, under this agreement. Additional contributions may be required in the future under this agreement.

     Net periodic benefit cost of the Corporation’s plans for the three and nine months ended September 30, 2010 and 2009 included the following components.

	Three Months Ended September 30
			Nonqualified and		Postretirement
	Qualified Pension		Other Pension		Health and Life
	Plans		Plans (1)		Plans
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$99	$97	$8	$7	$4	$4
Interest cost	187	185	62	59	23	23
Expected return on plan assets	(316)	(308)	(57)	(54)	(2)	(2)
Amortization of transition obligation	-	-	-	-	8	8
Amortization of prior service cost (credits)	7	10	(2)	(2)	2	-
Recognized net actuarial loss (gain)	91	94	2	1	(13)	(19)
Recognized termination benefit cost	-	-	1	-	-	-

Net periodic benefit cost	$68	$78	$14	$11	$22	$14

(1) Includes nonqualified pension plans, the terminated U.S. pension plan and non-U.S. pension plans as described above.

	Nine Months Ended September 30
			Nonqualified and		Postretirement
	Qualified Pension		Other Pension		Health and Life
	Plans		Plans (1)		Plans
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$298	$291	$24	$21	$11	$12
Interest cost	561	556	187	178	68	68
Expected return on plan assets	(947)	(924)	(172)	(162)	(7)	(6)
Amortization of transition obligation	-	-	-	-	24	24
Amortization of prior service cost (credits)	21	30	(6)	(6)	5	-
Recognized net actuarial loss (gain)	272	282	5	3	(38)	(58)
Recognized termination benefit cost	-	8	15	-	-	-

Net periodic benefit cost	$205	$243	$53	$34	$63	$40

(1)	Includes nonqualified pension plans, the terminated U.S. pension plan and non-U.S. pension plans as described above.
     In 2010, the Corporation expects to contribute approximately $275 million to its nonqualified and other pension plans and $116 million to its postretirement health and life plans. For the nine months ended September 30, 2010, the Corporation contributed $223 million and $87 million to these plans. The Corporation does not expect to be required to contribute to its qualified pension plans in 2010.
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
     The Corporation uses market indices for direct inputs to certain models where the cash settlement is directly linked to appreciation or depreciation of that particular index (primarily in the context of structured credit products). In those cases, no material adjustments are made to the index-based values. In other cases, the use of market indices is inherently limited because the fair value of an individual position being valued may not move in tandem with changes in fair value of a specific market index. Accordingly, market indices are used as inputs to the valuation, but are adjusted for trade specific factors such as rating, credit quality, vintage and other factors.
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

Recurring Fair Value
     Assets and liabilities carried at fair value on a recurring basis at September 30, 2010, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the table below.

	September 30, 2010
	Fair Value Measurements Using
				Netting	Assets/Liabilities at
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Adjustments (2)	Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$81,480	$-	$-	$81,480
Trading account assets:
U.S. government and agency securities	33,048	32,813	-	-	65,861
Corporate securities, trading loans and other	1,060	43,064	8,737	-	52,861
Equity securities	18,037	9,389	717	-	28,143
Foreign sovereign debt	25,648	15,541	258	-	41,447
Mortgage trading loans and asset-backed securities	-	11,540	7,843	-	19,383

Total trading account assets	77,793	112,347	17,555	-	207,695
Derivative assets (3)	2,577	2,070,303	20,410	(2,008,606)	84,684
Available-for-sale debt securities:
U.S. Treasury securities and agency debentures	48,837	3,213	-	-	52,050
Mortgage-backed securities:
Agency	-	165,825	-	-	165,825
Agency-collateralized mortgage obligations	-	39,261	-	-	39,261
Non-agency residential	-	24,243	1,542	-	25,785
Non-agency commercial	-	7,488	65	-	7,553
Foreign securities	214	3,350	23	-	3,587
Corporate/Agency bonds	-	5,852	272	-	6,124
Other taxable securities	20	2,513	13,736	-	16,269
Tax-exempt securities	-	4,740	1,230	-	5,970

Total available-for-sale debt securities	49,071	256,485	16,868	-	322,424
Loans and leases	-	-	3,684	-	3,684
Mortgage servicing rights	-	-	12,251	-	12,251
Loans held-for-sale	-	16,316	6,021	-	22,337
Other assets	33,532	31,837	7,266	-	72,635

Total assets	$162,973	$2,568,768	$84,055	$(2,008,606)	$807,190

Liabilities
Interest-bearing deposits in domestic offices	$-	$2,745	$-	$-	$2,745
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	48,509	-		48,509
Trading account liabilities:
U.S. government and agency securities	30,854	3,134	-	-	33,988
Equity securities	17,240	1,220	-	-	18,460
Foreign sovereign debt	22,335	3,619	-	-	25,954
Corporate securities and other	342	11,228	38	-	11,608

Total trading account liabilities	70,771	19,201	38	-	90,010
Derivative liabilities (3)	3,659	2,044,411	10,866	(1,997,280)	61,656
Commercial paper and other short-term borrowings	-	4,924	-	-	4,924
Accrued expenses and other liabilities	21,723	618	1,514	-	23,855
Long-term debt	-	45,344	4,108	-	49,452

Total liabilities	$96,153	$2,165,752	$16,526	$(1,997,280)	$281,151

(1)	Gross transfers between Level 1 and Level 2 were approximately $888 million during the nine months ended September 30, 2010.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

     Assets and liabilities carried at fair value on a recurring basis at December 31, 2009, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the table below.

	December 31, 2009
	Fair Value Measurements Using
				Netting	Assets/Liabilities at
(Dollars in millions)	Level 1	Level 2	Level 3	Adjustments (1)	Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$57,775	$-	$-	$57,775
Trading account assets:
U.S. government and agency securities	17,140	27,445	-	-	44,585
Corporate securities, trading loans and other	4,772	41,157	11,080	-	57,009
Equity securities	25,274	7,204	1,084	-	33,562
Foreign sovereign debt	18,353	8,647	1,143	-	28,143
Mortgage trading loans and asset-backed securities	-	11,137	7,770	-	18,907

Total trading account assets	65,539	95,590	21,077	-	182,206
Derivative assets	3,326	1,467,855	23,048	(1,406,607)	87,622
Available-for-sale debt securities:
U.S. Treasury securities and agency debentures	19,571	3,454	-	-	23,025
Mortgage-backed securities:
Agency	-	166,246	-	-	166,246
Agency-collateralized mortgage obligations	-	25,781	-	-	25,781
Non-agency residential	-	27,887	7,216	-	35,103
Non-agency commercial	-	6,651	258	-	6,909
Foreign securities	158	3,271	468	-	3,897
Corporate/Agency bonds	-	5,265	927	-	6,192
Other taxable securities	676	14,721	9,854	-	25,251
Tax-exempt securities	-	7,574	1,623	-	9,197

Total available-for-sale debt securities	20,405	260,850	20,346	-	301,601
Loans and leases	-	-	4,936	-	4,936
Mortgage servicing rights	-	-	19,465	-	19,465
Loans held-for-sale	-	25,853	6,942	-	32,795
Other assets	35,411	12,677	7,821	-	55,909

Total assets	$124,681	$1,920,600	$103,635	$(1,406,607)	$742,309

Liabilities
Interest-bearing deposits in domestic offices	$-	$1,663	$-	$-	$1,663
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	37,325	-	-	37,325
Trading account liabilities:
U.S. government and agency securities	22,339	4,180	-	-	26,519
Equity securities	17,300	1,107	-	-	18,407
Foreign sovereign debt	12,028	483	386	-	12,897
Corporate securities and other	282	7,317	10	-	7,609

Total trading account liabilities	51,949	13,087	396	-	65,432
Derivative liabilities	2,925	1,443,494	15,185	(1,410,943)	50,661
Commercial paper and other short-term borrowings	-	813	-	-	813
Accrued expenses and other liabilities	16,797	620	1,598	-	19,015
Long-term debt	-	40,791	4,660	-	45,451

Total liabilities	$71,671	$1,537,793	$21,839	$(1,410,943)	$220,360

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended September 30, 2010
		Gains	Gains		Gross	Gross
	Balance	(Losses)	(Losses)	Purchases,	Transfers	Transfers	Balance
	July 1	Included in	Included in	Inssuances and	into	out of	September 30
(Dollars in millions)	2010 (1)	Earnings	OCI	Settlements	Level 3 (1)	Level 3 (1)	2010 (1)

Trading account assets:
Corporate securities, trading loans and other	$9,873	$257	$-	$(802)	$252	$(843)	$8,737
Equity securities	726	(17)	-	18	-	(10)	717
Foreign sovereign debt	952	23	-	(75)	11	(653)	258
Mortgage trading loans and asset-backed securities	7,508	183	-	175	7	(30)	7,843

Total trading account assets	19,059	446	-	(684)	270	(1,536)	17,555
Net derivative assets (2)	9,402	2,684	-	(2,246)	307	(603)	9,544
Available-for-sale debt securities:
Non-agency MBS:
Residential	1,976	(86)	108	(567)	111	-	1,542
Commercial	50	-	(3)	18	-	-	65
Foreign securities	233	(2)	14	(222)	-	-	23
Corporate/Agency bonds	304	-	11	(43)	-	-	272
Other taxable securities	13,900	2	92	(258)	-	-	13,736
Tax-exempt securities	1,237	-	-	(7)	-	-	1,230

Total available-for-sale debt securities	17,700	(86)	222	(1,079)	111	-	16,868
Loans and leases (3)	3,898	86	-	(300)	-	-	3,684
Mortgage servicing rights	14,745	(2,315)	-	(179)	-	-	12,251
Loans held-for-sale (3)	5,981	386	-	(397)	118	(67)	6,021
Other assets (4)	7,702	(201)	-	(235)	-	-	7,266
Trading account liabilities:
Foreign sovereign debt	(7)	-	-	7	-	-	-
Corporate securities and other	(73)	-	-	(11)	-	46	(38)

Total trading account liabilities	(80)	-	-	(4)	-	46	(38)
Accrued expenses and other liabilities (3)	(1,618)	81	-	23	-	-	(1,514)
Long-term debt (3)	(4,090)	(190)	-	174	(477)	475	(4,108)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at September 30, 2010 include derivative assets of $20.4 billion and derivative liabilities of $10.9 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2009, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended September 30, 2009
		Gains	Gains
	Balance	(Losses)	(Losses)	Purchases,	Transfers	Balance
	July 1	Included in	Included in	Issuances and	into/(out of)	September 30
	2009 (1)	Earnings	OCI	Settlements	Level 3 (1)	2009 (1)

Trading account assets:
Corporate securities, trading loans and other	$8,578	$505	$-	$3,411	$524	$13,018
Equity securities	7,433	(1)	-	(545)	(309)	6,578
Foreign sovereign debt	865	60	-	-	94	1,019
Mortgage trading loans and asset-backed securities	8,743	12	-	(3,319)	1,138	6,574

Total trading account assets	25,619	576	-	(453)	1,447	27,189
Net derivative assets (2)	9,401	787	-	(3,280)	1,622	8,530
Available-for-sale debt securities:
Non-agency MBS	8,897	(446)	2	(1,936)	499	7,016
Foreign securities	1,061	-	51	(94)	(381)	637
Corporate/Agency bonds	1,942	-	23	559	(1,468)	1,056
Other taxable securities	7,776	(16)	88	(2,169)	(347)	5,332
Tax-exempt securities	2,106	-	7	(569)	613	2,157

Total available-for-sale debt securities	21,782	(462)	171	(4,209)	(1,084)	16,198
Loans and leases (3)	6,962	429	-	(1,194)	-	6,197
Mortgage servicing rights	18,535	(1,621)	-	625	-	17,539
Loans held-for-sale (3)	7,313	141	-	(691)	380	7,143
Other assets (4)	6,792	635	-	(163)	43	7,307
Trading account liabilities:
Foreign sovereign debt	(352)	(39)	-	-	(4)	(395)
Corporate securities and other	(7)	-	-	8	(17)	(16)

Total trading account liabilities	(359)	(39)	-	8	(21)	(411)
Accrued expenses and other liabilities (3)	(2,063)	258	-	63	-	(1,742)
Long-term debt (3)	(5,289)	(561)	-	365	401	(5,084)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at September 30, 2009 include derivative assets of $28.7 billion and derivative liabilities of $20.1 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Nine Months Ended September 30, 2010
			Gains	Gains	Purchases,	Gross	Gross
	Balance		(Losses)	(Losses)	Issuances	Transfers	Transfers	Balance
	January 1	Consolidation	Included in	Included in	and	into	out of	September 30
(Dollars in millions)	2010 (1)	of VIEs	Earnings	OCI	Settlements	Level 3 (1)	Level 3 (1)	2010 (1)

Trading account assets:
Corporate securities, trading loans and other	$11,080	$117	$611	$-	$(3,600)	$2,441	$(1,912)	$8,737
Equity securities	1,084	-	(50)	-	(308)	75	(84)	717
Foreign sovereign debt	1,143	-	(132)	-	(155)	114	(712)	258
Mortgage trading loans and asset-backed securities	7,770	175	340	-	(411)	396	(427)	7,843

Total trading account assets	21,077	292	769	-	(4,474)	3,026	(3,135)	17,555
Net derivative assets (2)	7,863	-	7,675	-	(6,697)	1,075	(372)	9,544
Available-for-sale debt securities:
Non-agency MBS:
Residential	7,216	(96)	(601)	(202)	(6,396)	1,809	(188)	1,542
Commercial	258	-	(13)	(34)	(110)	52	(88)	65
Foreign securities	468	-	(126)	(75)	(300)	56	-	23
Corporate/Agency bonds	927	-	(3)	46	(709)	30	(19)	272
Other taxable securities	9,854	5,812	21	(27)	(3,000)	1,119	(43)	13,736
Tax-exempt securities	1,623	-	(25)	(9)	(568)	316	(107)	1,230

Total available-for-sale debt securities	20,346	5,716	(747)	(301)	(11,083)	3,382	(445)	16,868
Loans and leases (3)	4,936	-	(54)	-	(1,198)	-	-	3,684
Mortgage servicing rights	19,465	-	(7,011)	-	(203)	-	-	12,251
Loans held-for-sale (3)	6,942	-	453	-	(1,824)	517	(67)	6,021
Other assets (4)	7,821	-	1,336	-	(1,656)	-	(235)	7,266
Trading account liabilities:
Foreign sovereign debt	(386)	-	23	-	(17)	-	380	-
Corporate securities and other	(10)	-	(5)	-	(20)	(52)	49	(38)

Total trading account liabilities	(396)	-	18	-	(37)	(52)	429	(38)
Accrued expenses and other liabilities (3)	(1,598)	-	90	-	(6)	-	-	(1,514)
Long-term debt (3)	(4,660)	-	598	-	(90)	(1,374)	1,418	(4,108)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at September 30, 2010 include derivative assets of $20.4 billion and derivative liabilities of $10.9 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.
     During the three months ended September 30, 2010, the more significant transfers out of Level 3 included $1.5 billion of trading account assets driven by increased price verification of corporate debt securities and non-U.S. government and agency securities.
     During the nine months ended September 30, 2010, the more significant transfers into Level 3 included $3.0 billion of trading account assets, $3.4 billion of AFS debt securities, $1.1 billion of net derivative contracts and $1.4 billion of long-term debt. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain municipal auction rate securities and corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts were primarily related to a lack of price observability for certain credit default and total return swaps. Transfers into Level 3 for long-term debt were attributable to increases in the impact of unobservable inputs on the value of certain equity-linked structured notes.
     During the nine months ended September 30, 2010, the more significant transfers out of Level 3 were $3.1 billion of trading account assets and $1.4 billion of long-term debt. Transfers out of Level 3 for trading account assets were driven by increased price verification of certain mortgage-backed securities, corporate debt and non-U.S. government and agency securities and increased price observability of index floaters based on the BMA curve held in corporate securities, trading loans and other. Transfers out of Level 3 for long-term debt are the result of a decrease in the significance of unobservable pricing inputs for certain equity-linked structured notes.

     The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Nine Months Ended September 30, 2009
			Gains	Gains	Purchases,
	Balance	Merrill	(Losses)	(Losses)	Issuances	Transfers	Balance
	January 1	Lynch	Included in	Included in	and	into/(out of)	September 30
	2009 (1)	Acquisition	Earnings	OCI	Settlements	Level 3 (1)	2009 (1)

Trading account assets:
Corporate securities, trading loans and other	$4,540	$7,012	$233	$-	$(34)	$1,267	$13,018
Equity securities	546	3,848	(279)	-	2,998	(535)	6,578
Foreign sovereign debt	-	30	124	-	10	855	1,019
Mortgage trading loans and asset-backed securities	1,647	7,294	(277)	-	(1,576)	(514)	6,574

Total trading account assets	6,733	18,184	(199)	-	1,398	1,073	27,189
Net derivative assets (2)	2,270	2,307	5,061	-	(7,271)	6,163	8,530
Available-for-sale debt securities:
Non-agency MBS	6,096	2,509	(1,186)	2,111	(3,614)	1,100	7,016
Foreign securities	1,247	-	(79)	(48)	(102)	(381)	637
Corporate/Agency bonds	1,598	-	(49)	118	510	(1,121)	1,056
Other taxable securities	9,599	-	(36)	575	(3,316)	(1,490)	5,332
Tax-exempt securities	162	-	-	32	723	1,240	2,157

Total available-for-sale debt securities	18,702	2,509	(1,350)	2,788	(5,799)	(652)	16,198
Loans and leases (3)	5,413	2,452	585	-	(2,253)	-	6,197
Mortgage servicing rights	12,733	209	3,306	-	1,291	-	17,539
Loans held-for-sale (3)	3,382	3,872	274	-	(645)	260	7,143
Other assets (4)	4,157	2,696	643	-	(242)	53	7,307
Trading account liabilities:
Foreign sovereign debt	-	-	(65)	-	18	(348)	(395)
Corporate securities and other	-	-	-	-	1	(17)	(16)

Total trading account liabilities	-	-	(65)	-	19	(365)	(411)
Accrued expenses and other liabilities (3)	(1,940)	(1,337)	1,379	-	117	39	(1,742)
Long-term debt (3)	-	(7,481)	(2,165)	-	314	4,248	(5,084)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at September 30, 2009 include derivative assets of $28.7 billion and derivative liabilities of $20.1 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three months ended September 30, 2010 and 2009. These amounts include gains (losses) on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended September 30, 2010
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$257	$-	$-	$257
Equity securities	-	(17)	-	-	(17)
Foreign sovereign debt	-	23	-	-	23
Mortgage trading loans and asset-backed securities	-	183	-	-	183

Total trading account assets	-	446	-	-	446
Net derivative assets	-	(466)	3,150	-	2,684
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	(3)	(83)	(86)
Commercial	-	-	-	-	-
Foreign securities	-	-	-	(2)	(2)
Corporate/Agency bonds	-	-	-	-	-
Other taxable securities	-	-	-	2	2
Tax-exempt securities	-	-	-	-	-

Total available-for-sale debt securities	-	-	(3)	(83)	(86)
Loans and leases (2)	-	-	-	86	86
Mortgage servicing rights	-	-	(2,315)	-	(2,315)
Loans held-for-sale (2)	-	-	39	347	386
Other assets	(186)	-	(15)	-	(201)
Trading account liabilities – Foreign sovereign debt	-	-	-	-	-
Accrued expenses and other liabilities (2)	-	(15)	(35)	131	81
Long-term debt (2)	-	(119)	-	(71)	(190)

Total	$(186)	$(154)	$821	$410	$891

	Three Months Ended September 30, 2009
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$505	$-	$-	$505
Equity securities	-	(1)	-	-	(1)
Foreign sovereign debt	-	60	-	-	60
Mortgage trading loans and asset-backed securities	-	12	-	-	12

Total trading account assets	-	576	-	-	576
Net derivative assets	-	(1,905)	2,692	-	787
Available-for-sale debt securities:
Non-agency MBS	-	-	-	(446)	(446)
Other taxable securities	-	-	-	(16)	(16)

Total available-for-sale debt securities	-	-	-	(462)	(462)
Loans and leases (2)	-	(4)	-	433	429
Mortgage servicing rights	-	-	(1,621)	-	(1,621)
Loans held-for-sale (2)	-	(10)	173	(22)	141
Other assets	570	-	65	-	635
Trading account liabilities – Foreign sovereign debt	-	(39)	-	-	(39)
Accrued expenses and other liabilities (2)	-	(1)	(106)	365	258
Long-term debt (2)	-	(468)	-	(93)	(561)

Total	$570	$(1,851)	$1,203	$221	$143

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items which are accounted for under the fair value option.

     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the nine months ended September 30, 2010 and 2009. These amounts include gains (losses) on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Nine Months Ended September 30, 2010
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$611	$-	$-	$611
Equity securities	-	(50)	-	-	(50)
Foreign sovereign debt	-	(132)	-	-	(132)
Mortgage trading loans and asset-backed securities	-	340	-	-	340

Total trading account assets	-	769	-	-	769
Net derivative assets	-	(800)	8,475	-	7,675
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	(16)	(585)	(601)
Commercial	-	-	-	(13)	(13)
Foreign securities	-	-	-	(126)	(126)
Corporate/Agency bonds	-	-	-	(3)	(3)
Other taxable securities	-	-	-	21	21
Tax-exempt securities	-	23	-	(48)	(25)

Total available-for-sale debt securities	-	23	(16)	(754)	(747)
Loans and leases (2)	-	-	-	(54)	(54)
Mortgage servicing rights	-	-	(7,011)	-	(7,011)
Loans held-for-sale (2)	-	-	98	355	453
Other assets	1,383	-	(47)	-	1,336
Trading account liabilities – Foreign sovereign debt	-	18	-	-	18
Accrued expenses and other liabilities (2)	-	(25)	(76)	191	90
Long-term debt (2)	-	476	-	122	598

Total	$1,383	$461	$1,423	$(140)	$3,127

	Nine Months Ended September 30, 2009
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$233	$-	$-	$233
Equity securities	-	(279)	-	-	(279)
Foreign sovereign debt	-	124	-	-	124
Mortgage trading loans and asset-backed securities	-	(277)	-	-	(277)

Total trading account assets	-	(199)	-	-	(199)
Net derivative assets	-	(1,195)	6,256	-	5,061
Available-for-sale debt securities:
Non-agency MBS	-	-	(12)	(1,174)	(1,186)
Foreign securities	-	-	-	(79)	(79)
Corporate/Agency bonds	-	-	-	(49)	(49)
Other taxable securities	-	-	-	(36)	(36)

Total available-for-sale debt securities	-	-	(12)	(1,338)	(1,350)
Loans and leases (2)	-	(11)	-	596	585
Mortgage servicing rights	-	-	3,306	-	3,306
Loans held-for-sale (2)	-	(219)	85	408	274
Other assets	641	(3)	190	(185)	643
Trading account liabilities – Foreign sovereign debt	-	(65)	-	-	(65)
Accrued expenses and other liabilities (2)	-	(2)	27	1,354	1,379
Long-term debt (2)	-	(1,813)	-	(352)	(2,165)

Total	$641	$(3,507)	$9,852	$483	$7,469

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items which are accounted for under the fair value option.

     The table below summarizes changes in unrealized gains (losses) recorded in earnings during the three months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at September 30, 2010 and 2009. These amounts include changes in fair value on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended September 30, 2010
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$119	$-	$-	$119
Equity securities	-	(4)	-	-	(4)
Foreign sovereign debt	-	18	-	-	18
Mortgage trading loans and asset-backed securities	-	147	-	-	147

Total trading account assets	-	280	-	-	280
Net derivative assets	-	(318)	1,814	-	1,496
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	-	(60)	(60)
Commercial	-	-	-	-	-
Foreign securities	-	-	-	-	-
Other taxable securities	-	(18)	-	14	(4)

Total available-for-sale debt securities	-	(18)	-	(46)	(64)
Loans and leases (2)	-	-	-	123	123
Mortgage servicing rights	-	-	(2,627)	-	(2,627)
Loans held-for-sale (2)	-	-	20	252	272
Other assets	(251)	-	(14)	-	(265)
Trading account liabilities – Foreign sovereign debt	-	29	-	-	29
Accrued expenses and other liabilities (2)	-	-	(24)	57	33
Long-term debt (2)	-	(111)	-	(87)	(198)

Total	$(251)	$(138)	$(831)	$299	$(921)

	Three Months Ended September 30, 2009
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$340	$-	$-	$340
Equity securities	-	5	-	-	5
Foreign sovereign debt	-	61	-	-	61
Mortgage trading loans and asset-backed securities	-	113	-	-	113

Total trading account assets	-	519	-	-	519
Net derivative assets	-	(665)	2,706	-	2,041
Available-for-sale debt securities:
Non-agency MBS	-	-	-	(477)	(477)
Other taxable securities	-	-	-	(8)	(8)

Total available-for-sale debt securities	-	-	-	(485)	(485)
Loans and leases (2)	-	-	-	509	509
Mortgage servicing rights	-	-	(1,922)	-	(1,922)
Loans held-for-sale (2)	-	-	154	164	318
Other assets	515	-	11	-	526
Trading account liabilities – Foreign sovereign debt	-	(39)	-	-	(39)
Accrued expenses and other liabilities (2)	-	-	(106)	14	(92)
Long-term debt (2)	-	(484)	-	(93)	(577)

Total	$515	$(669)	$843	$109	$798

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items which are accounted for under the fair value option.

     The table below summarizes changes in unrealized gains (losses) recorded in earnings during the nine months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at September 30, 2010 and 2009. These amounts include changes in fair value on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Nine Months Ended September 30, 2010
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$109	$-	$-	$109
Equity securities	-	(40)	-	-	(40)
Foreign sovereign debt	-	(144)	-	-	(144)
Mortgage trading loans and asset-backed securities	-	110	-	-	110

Total trading account assets	-	35	-	-	35
Net derivative assets	-	(953)	4,654	-	3,701
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	-	(104)	(104)
Commercial	-	-	-	-	-
Foreign securities	-	-	-	-	-
Other taxable securities	-	-	-	(25)	(25)

Total available-for-sale debt securities	-	-	-	(129)	(129)
Loans and leases (2)	-	-	-	(26)	(26)
Mortgage servicing rights	-	-	(8,339)	-	(8,339)
Loans held-for-sale (2)	-	-	28	256	284
Other assets	375	-	(22)	-	353
Trading account liabilities – Foreign sovereign debt	-	23	-	-	23
Accrued expenses and other liabilities (2)	-	-	(40)	(87)	(127)
Long-term debt (2)	-	80	-	(87)	(7)

Total	$375	$(815)	$(3,719)	$(73)	$(4,232)

	Nine Months Ended September 30, 2009
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$(111)	$-	$-	$(111)
Equity securities	-	(269)	-	-	(269)
Foreign sovereign debt	-	125	-	-	125
Mortgage trading loans and asset-backed securities	-	(324)	-	-	(324)

Total trading account assets	-	(579)	-	-	(579)
Net derivative assets	-	(1,526)	6,402	-	4,876
Available-for-sale debt securities:
Non-agency MBS	-	-	(12)	(860)	(872)
Foreign securities	-	-	-	(89)	(89)
Other taxable securities	-	-	-	(14)	(14)
Tax-exempt securities	-	-	-	(78)	(78)

Total available-for-sale debt securities	-	-	(12)	(1,041)	(1,053)
Loans and leases (2)	-	-	-	165	165
Mortgage servicing rights	-	-	2,470	-	2,470
Loans held-for-sale (2)	-	(208)	60	457	309
Other assets	302	-	77	45	424
Trading account liabilities – Foreign sovereign debt	-	(43)	-	-	(43)
Accrued expenses and other liabilities (2)	-	-	27	1,123	1,150
Long-term debt (2)	-	(2,266)	-	(135)	(2,401)

Total	$302	$(4,622)	$9,024	$614	$5,318

(1)	Mortgage banking income does not reflect impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items which are accounted for under the fair value option.

Nonrecurring Fair Value
     Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets and liabilities primarily include LHFS, unfunded loan commitments held-for-sale, goodwill and foreclosed properties. The amounts below represent only balances measured at fair value during the three and nine months ended September 30, 2010 and 2009, and still held as of the reporting date.
     The Corporation recorded a $10.4 billion goodwill impairment charge in the Global Card Services business segment related to the passage of the Financial Reform Act which is expected to reduce future revenues within the Corporation’s debit card business. See Note 9 – Goodwill and Intangible Assets for additional information on the goodwill impairment charge.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	September 30, 2010		Gains (Losses)
			Three Months Ended	Nine Months Ended
(Dollars in millions)	Level 2	Level 3	September 30, 2010	September 30, 2010

Assets
Loans held-for-sale	$1,155	$7,981	$104	$403
Loans and leases (1)	58	10,893	(1,319)	(5,125)
Goodwill	-	11,889	(10,400)	(10,400)
Foreclosed properties (2)	10	1,712	(88)	(191)
Other assets	4	92	(7)	(14)

	September 30, 2009		Gains (Losses)
			Three Months Ended	Nine Months Ended
(Dollars in millions)	Level 2	Level 3	September 30, 2009	September 30, 2009

Assets
Loans held-for-sale	$1,524	$8,258	$(164)	$(855)
Loans and leases (1)	-	8,927	(1,928)	(4,430)
Foreclosed properties (2)	-	60	(31)	(91)
Other assets	-	631	(116)	(323)

(1)	Gains (losses) represent charge-offs associated with real estate-secured loans that exceed 180 days past due.

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
     At September 30, 2010 and December 31, 2009, funded loans that the Corporation elected to carry at fair value had an aggregate fair value of $3.7 billion and $4.9 billion recorded in loans and leases and an aggregate outstanding principal balance of $4.0 billion and $5.4 billion. At September 30, 2010 and December 31, 2009, unfunded loan commitments that the Corporation elected to carry at fair value had an aggregate fair value of $809 million and $950 million recorded in accrued expenses and other liabilities and an aggregate committed exposure of $28.5 billion and $27.0 billion. Interest income on these loans is recorded in interest and fees on loans and leases.

Loans Held-for-Sale
     The Corporation elected to account for certain LHFS at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them. The Corporation has not elected to account for other LHFS under the fair value option primarily because these loans are floating rate loans that are not economically hedged using derivative instruments. At September 30, 2010 and December 31, 2009, residential mortgage LHFS, commercial mortgage LHFS, and other LHFS accounted for under the fair value option had an aggregate fair value of $22.3 billion and $32.8 billion and an aggregate outstanding principal balance of $25.8 billion and $36.5 billion. Interest income on these LHFS is recorded in other interest income. The changes in fair value are largely offset by hedging activities.
Other Assets
     The Corporation elected to account for certain other assets under the fair value option including non-marketable convertible preferred shares where the Corporation has economically hedged a majority of the position with derivatives. At September 30, 2010, these assets had a fair value of $250 million.
Securities Financing Agreements
     The Corporation elected to account for certain securities financing agreements under the fair value option based on the tenor of the agreements, which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not significant. At September 30, 2010, securities financing agreements which the Corporation elected to carry at fair value had an aggregate fair value of $130.0 billion and a principal balance of $129.4 billion.
Long-term Deposits
     The Corporation elected to account for certain long-term fixed-rate and rate-linked deposits, which are economically hedged with derivatives, under the fair value option. At September 30, 2010 and December 31, 2009, these instruments, which are classified in interest-bearing deposits, had an aggregate fair value of $2.7 billion and $1.7 billion and a principal balance of $2.6 billion and $1.6 billion. Interest paid on these instruments is recorded in interest expense. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to carry other long-term deposits at fair value because they were not economically hedged using derivatives.
Commercial Paper and Other Short-term Borrowings
     The Corporation elected to account for certain commercial paper and other short-term borrowings under the fair value option. This debt is risk-managed on a fair value basis. At September 30, 2010, this debt, which is classified in commercial paper and short-term borrowings, had an aggregate fair value and principal balance of $4.9 billion.
Long-term Debt
     The Corporation elected to account for certain long-term debt, primarily structured notes that were acquired as part of the Merrill Lynch acquisition, under the fair value option. This long-term debt is risk-managed on a fair value basis. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for these financial instruments at historical cost and the related economic hedges at fair value. At September 30, 2010, this long-term debt had an aggregate fair value of $49.5 billion and a principal balance of $55.9 billion. The Corporation did not elect to carry other long-term debt at fair value because it is not economically hedged using derivatives.
Asset-backed Secured Financings
     The Corporation elected to account for certain asset-backed secured financings that were acquired as part of the Countrywide acquisition under the fair value option. At September 30, 2010, these secured financings, which are classified in accrued expenses and other liabilities, had an aggregate fair value of $712 million and a principal balance of $1.4 billion. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.
     The table below provides information about where changes in the fair value of assets or liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended September 30, 2010
							Commercial
	Corporate					Asset-	Paper and
	Loans and	Loans	Securities			backed	Other Short-
	Loan	Held-for-	Financing	Other	Long-term	Secured	term	Long-term
(Dollars in millions)	Commitments	Sale	Agreements	Assets	Deposits	Financings	Borrowings	Debt	Total

Trading account profits (losses)	$-	$-	$-	$-	$-	$-	$5	$(1,443)	$(1,438)
Mortgage banking income	-	3,077	-	-	-	(35)	-	-	3,042
Equity investment income (loss)	-	-	-	-	-	-	-	-	-
Other income (loss)	210	295	117	16	4	-	-	(190)	452

Total	$210	$3,372	$117	$16	$4	$(35)	$5	$(1,633)	$2,056

	Three Months Ended September 30, 2009
Trading account profits (losses)	$(5)	$(10)	$-	$-	$-	$-	$20	$(1,362)	$(1,357)
Mortgage banking income	-	3,068	-	-	-	(106)	-	-	2,962
Equity investment income (loss)	-	-	-	(13)	-	-	-	-	(13)
Other income (loss)	799	(60)	19	-	(96)	-	-	(1,842)	(1,180)

Total	$794	$2,998	$19	$(13)	$(96)	$(106)	$20	$(3,204)	$412

	Nine Months Ended September 30, 2010
							Commercial
	Corporate					Asset-	Paper and
	Loans and	Loans	Securities			backed	Other Short-
	Loan	Held-for-	Financing	Other	Long-term	Secured	term	Long-term
(Dollars in millions)	Commitments	Sale	Agreements	Assets	Deposits	Financings	Borrowings	Debt	Total

Trading account profits (losses)	$2	$-	$-	$-	$-	$-	$(190)	$(567)	$(755)
Mortgage banking income	-	8,204	-	-	-	(76)	-	-	8,128
Equity investment income (loss)	-	-	-	-	-	-	-	-	-
Other income (loss)	189	547	215	62	(108)	-	-	1,211	2,116

Total	$191	$8,751	$215	$62	$(108)	$(76)	$(190)	$644	$9,489

	Nine Months Ended September 30, 2009
Trading account profits (losses)	$(13)	$(258)	$-	$379	$-	$-	$(220)	$(3,365)	$(3,477)
Mortgage banking income	-	5,628	-	-	-	27	-	-	5,655
Equity investment income (loss)	-	-	-	(148)	-	-	-	-	(148)
Other income (loss)	2,140	487	(124)	-	(16)	-	-	(3,255)	(768)

Total	$2,127	$5,857	$(124)	$231	$(16)	$27	$(220)	$(6,620)	$1,262

NOTE 15 – Fair Value of Financial Instruments
     The fair values of financial instruments have been derived using the methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balances at September 30, 2010 and December 31, 2009 is carried at fair value on the Corporation’s Consolidated Balance Sheet.
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
Deposits
     The fair value for certain deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of foreign time deposits approximates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The Corporation accounts for certain long-term fixed-rate deposits which are economically hedged with derivatives under the fair value option. See Note 14 – Fair Value Measurements for additional information on these long-term fixed-rate deposits.
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
     The carrying values and fair values of certain financial instruments at September 30, 2010 and December 31, 2009 were as follows.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value

Financial assets
Loans	$869,159	$861,898	$841,020	$813,596
Financial liabilities
Deposits	977,322	977,943	991,611	991,768
Long-term debt	478,858	470,838	438,521	440,246

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
     The table below presents activity for residential first mortgage MSRs for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Balance, beginning of period	$14,745	$18,535	$19,465	$12,733
Merrill Lynch balance, January 1, 2009	-	-	-	209
Net additions	745	1,738	2,758	4,693
Impact of customer payments	(924)	(1,111)	(2,961)	(3,402)
Other changes in MSR fair value	(2,315)	(1,623)	(7,011)	3,306

Balance, September 30	$12,251	$17,539	$12,251	$17,539

Mortgage loans serviced for investors (in billions)	$1,669	$1,726	$1,669	$1,726

     The Corporation uses an OAS valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in determining the fair value of MSRs at September 30, 2010 and December 31, 2009 are presented below.

	September 30, 2010		December 31, 2009
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable

Weighted-average option adjusted spread	2.37%	4.28%	1.67%	4.64%
Weighted-average life, in years	3.84	2.04	5.62	3.26

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

     Commercial and residential reverse mortgage MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $289 million and $309 million at September 30, 2010 and December 31, 2009, and are not included in the table below.

	September 30, 2010
	Change in
	Weighted-average Lives
					Change in
(Dollars in millions)	Fixed		Adjustable		Fair Value

Prepayment rates
Impact of 10% decrease	0.30	years	0.14	years	$881
Impact of 20% decrease	0.65		0.30		1,895

Impact of 10% increase	(0.26)		(0.12)		(772)
Impact of 20% increase	(0.49)		(0.22)		(1,455)

OAS level
Impact of 100 bps decrease	n/a		n/a		$554
Impact of 200 bps decrease	n/a		n/a		1,157

Impact of 100 bps increase	n/a		n/a		(510)
Impact of 200 bps increase	n/a		n/a		(980)

n/a = not applicable
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
Deposits
     Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes an allocation of ALM activities. Deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. These products provide a relatively stable source of funding and liquidity. The Corporation earns net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using a funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees. In addition, Deposits includes the net impact of migrating customers and their related deposit balances between GWIM and Deposits. Subsequent to the date of migration, the associated net interest income, service charges and noninterest expense are recorded in the business to which deposits were transferred.
Global Card Services
     Global Card Services provides a broad offering of products including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. The Corporation reports its Global Card Services current period results in accordance with new consolidation guidance that was effective on January 1, 2010. Under this new consolidation guidance, the Corporation consolidated all credit card trusts. Accordingly, current year results are comparable to prior year results that were presented on a managed basis, which was consistent with the way that management evaluated the results of the business. Managed basis assumed that securitized loans were not sold and presented earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) were presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Prior to the adoption of the new consolidation guidance, loan securitization removed loans from the Corporation’s Consolidated Balance Sheet through the sale of loans to an off-balance sheet QSPE. For more information on managed basis, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
Home Loans & Insurance
     Home Loans & Insurance provides an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s Consolidated Balance Sheet for ALM purposes and reported in All Other. Home Loans & Insurance is not impacted by the Corporation’s first mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. Funded home equity lines of credit and home equity loans are held on the Corporation’s Consolidated Balance Sheet. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance. Home Loans & Insurance also includes the impact of migrating customers and their related loan balances between GWIM and Home Loans & Insurance based on client segmentation thresholds. Subsequent to the date of migration, the associated net interest income and noninterest expense are recorded in the business segment to which loans were transferred.
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

Global Wealth & Investment Management
     GWIM provides comprehensive wealth management capabilities to a broad base of clients from emerging affluent to the ultra-high-net-worth. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individuals and institutions. In addition, GWIM includes the results of BofA Capital Management, the cash and liquidity asset management business that the Corporation retained following the sale of the Columbia long-term asset management business, the Corporation’s approximately 34 percent economic ownership of BlackRock, Inc., and other miscellaneous items. GWIM also reflects the impact of migrating clients and their related deposit and loan balances between GWIM and Deposits, and GWIM and Home Loans & Insurance and the Corporation’s ALM activities. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the deposits and loans were transferred.
All Other
     All Other consists of equity investment activities including Global Principal Investments, Corporate Investments and Strategic Investments, the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. All Other also includes certain amounts associated with ALM activities, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations, the impact of foreign exchange rate fluctuations related to revaluation of foreign currency-denominated debt, fair value adjustments related to certain structured notes, certain gains (losses) on sales of whole mortgage loans, gains (losses) on sales of debt securities, OTTI write-downs on certain AFS securities and for periods prior to January 1, 2010, a securitization offset which removed the securitization impact of sold loans in Global Card Services in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).
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

     The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for the three and nine months ended September 30, 2010 and 2009, and total assets at September 30, 2010 and 2009 for each business segment as well as All Other.

Business Segments
Three Months Ended September 30
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Net interest income (4)	$12,717	$11,753	$1,922	$1,726	$4,361	$4,920
Noninterest income	14,265	14,612	1,138	1,906	1,350	2,330

Total revenue, net of interest expense	26,982	26,365	3,060	3,632	5,711	7,250

Provision for credit losses	5,396	11,705	62	93	3,177	6,823
Amortization of intangibles	426	510	49	59	203	237
Goodwill impairment	10,400	-	-	-	10,400	-
Other noninterest expense	16,390	15,796	2,644	2,227	1,496	1,678

Income (loss) before income taxes	(5,630)	(1,646)	305	1,253	(9,565)	(1,488)
Income tax expense (benefit) (4)	1,669	(645)	110	439	306	(533)

Net income (loss)	$(7,299)	$(1,001)	$195	$814	$(9,871)	$(955)

Period-end total assets	$2,339,660	$2,259,891	$431,604	$441,585	$169,813	$219,642

	Home Loans		Global Commercial		Global Banking
	& Insurance		Banking (2)		& Markets (2)
	2010	2009	2010	2009	2010	2009

Net interest income (4)	$1,346	$1,309	$1,874	$2,012	$1,874	$2,255
Noninterest income	2,398	2,104	685	760	5,302	5,419

Total revenue, net of interest expense	3,744	3,413	2,559	2,772	7,176	7,674

Provision for credit losses	1,302	2,897	554	2,057	(157)	538
Amortization of intangibles	6	13	18	22	37	53
Goodwill impairment	-	-	-	-	-	-
Other noninterest expense	2,973	3,036	982	937	4,409	3,600

Income (loss) before income taxes	(537)	(2,533)	1,005	(244)	2,887	3,483
Income tax expense (benefit) (4)	(193)	(898)	368	(84)	1,439	1,241

Net income (loss)	$(344)	$(1,635)	$637	$(160)	$1,448	$2,242

Period-end total assets	$215,592	$234,725	$302,684	$284,869	$759,767	$703,275

	Global Wealth &
	Investment Management (2)		All Other (2, 3)
	2010	2009	2010	2009

Net interest income (4)	$1,292	$1,329	$48	$(1,798)
Noninterest income (loss)	2,780	2,543	612	(450)

Total revenue, net of interest expense	4,072	3,872	660	(2,248)

Provision for credit losses	128	515	330	(1,218)
Amortization of intangibles	113	119	-	7
Goodwill impairment	-	-	-	-
Other noninterest expense	3,336	2,886	550	1,432

Income (loss) before income taxes	495	352	(220)	(2,469)
Income tax expense (benefit) (4)	182	118	(543)	(928)

Net income (loss)	$313	$234	$323	$(1,541)

Period-end total assets	$272,272	$248,472	$187,928	$127,323

(1)	There were no material intersegment revenues.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)
Current period is presented in accordance with new consolidation guidance effective January 1, 2010. Prior period Global Card Services results are presented on a managed basis with a corresponding offset recorded in All Other .

(4)	FTE basis

Business Segments
Nine Months Ended September 30
	Total Corporation (1)		Deposits (2)		Global Card Services (3)
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Net interest income (4)	$39,984	$36,514	$6,183	$5,324	$13,618	$15,094
Noninterest income	48,738	59,017	4,114	5,156	5,757	6,865

Total revenue, net of interest expense	88,722	95,531	10,297	10,480	19,375	21,959

Provision for credit losses	23,306	38,460	160	268	10,507	22,699
Amortization of intangibles	1,311	1,546	148	181	610	687
Goodwill impairment	10,400	-	-	-	10,400	-
Other noninterest expense	50,533	48,782	7,530	6,992	4,597	5,161

Income (loss) before income taxes	3,172	6,743	2,459	3,039	(6,739)	(6,588)
Income tax expense (benefit) (4)	4,166	273	906	1,073	1,349	(2,321)

Net income (loss)	$(994)	$6,470	$1,553	$1,966	$(8,088)	$(4,267)

Period-end total assets	$2,339,660	$2,259,891	$431,604	$441,585	$169,813	$219,642

	Home Loans		Global Commercial		Global Banking
	& Insurance		Banking (2)		& Markets (2)
	2010	2009	2010	2009	2010	2009

Net interest income (4)	$3,559	$3,700	$6,205	$5,972	$5,997	$7,403
Noninterest income	6,604	9,412	2,162	2,352	16,934	19,622

Total revenue, net of interest expense	10,163	13,112	8,367	8,324	22,931	27,025

Provision for credit losses	7,292	8,995	2,103	5,925	(43)	1,451
Amortization of intangibles	32	50	55	67	110	171
Goodwill impairment	-	-	-	-	-	-
Other noninterest expense	9,093	8,490	2,821	2,835	13,492	12,157

Income (loss) before income taxes	(6,254)	(4,423)	3,388	(503)	9,372	13,246
Income tax expense (benefit) (4)	(2,304)	(1,567)	1,248	(244)	3,777	4,623

Net income (loss)	$(3,950)	$(2,856)	$2,140	$(259)	$5,595	$8,623

Period-end total assets	$215,592	$234,725	$302,684	$284,869	$759,767	$703,275

	Global Wealth &
	Investment Management (2)		All Other (2, 3)
	2010	2009	2010	2009

Net interest income (4)	$4,068	$4,271	$354	$(5,250)
Noninterest income	8,504	7,725	4,663	7,885

Total revenue, net of interest expense	12,572	11,996	5,017	2,635

Provision for credit losses	491	1,007	2,796	(1,885)
Amortization of intangibles	346	365	10	25
Goodwill impairment	-	-	-	-
Other noninterest expense	9,665	8,898	3,335	4,249

Income (loss) before income taxes	2,070	1,726	(1,124)	246
Income tax expense (benefit) (4)	941	603	(1,751)	(1,894)

Net income	$1,129	$1,123	$627	$2,140

Period-end total assets	$272,272	$248,472	$187,928	$127,323

(1)	There were no material intersegment revenues.

(2)	Total assets include asset allocations to match liabilities (i.e., deposits).

(3)
Current period is presented in accordance with new consolidation guidance effective January 1, 2010. Prior period Global Card Services results are presented on a managed basis with a corresponding offset recorded in All Other .

(4)	FTE basis

     The table below reconciles Global Card Services and All Other for the three and nine months ended September 30, 2009 to a held basis by reclassifying net interest income, all other income and realized credit losses associated with the securitized loans to card income.

Global Card Services – Reconciliation
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Managed	Securitization	Held	Managed	Securitization	Held
(Dollars in millions)	Basis (1)	Impact (2)	Basis	Basis (1)	Impact (2)	Basis

Net interest income (3)	$4,920	$(2,275)	$2,645	$15,094	$(7,024)	$8,070
Noninterest income:
Card income	2,183	(1,007)	1,176	6,460	(1,355)	5,105
All other income	147	(26)	121	405	(94)	311

Total noninterest income	2,330	(1,033)	1,297	6,865	(1,449)	5,416

Total revenue, net of interest expense	7,250	(3,308)	3,942	21,959	(8,473)	13,486

Provision for credit losses	6,823	(3,308)	3,515	22,699	(8,473)	14,226
Noninterest expense	1,915	-	1,915	5,848	-	5,848

Loss before income taxes	(1,488)	-	(1,488)	(6,588)	-	(6,588)
Income tax benefit (3)	(533)	-	(533)	(2,321)	-	(2,321)

Net loss	$(955)	$-	$(955)	$(4,267)	$-	$(4,267)

All Other – Reconciliation
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Reported	Securitization	As	Reported	Securitization	As
(Dollars in millions)	Basis (1)	Offset (2)	Adjusted	Basis (1)	Offset (2)	Adjusted

Net interest income (3)	$(1,798)	$2,275	$477	$(5,250)	$7,024	$1,774
Noninterest income:
Card income (loss)	(721)	1,007	286	(464)	1,355	891
Equity investment income	882	-	882	8,184	-	8,184
Gains on sales of debt securities	1,442	-	1,442	3,585	-	3,585
All other (loss)	(2,053)	26	(2,027)	(3,420)	94	(3,326)

Total noninterest income (loss)	(450)	1,033	583	7,885	1,449	9,334

Total revenue, net of interest expense	(2,248)	3,308	1,060	2,635	8,473	11,108

Provision for credit losses	(1,218)	3,308	2,090	(1,885)	8,473	6,588
Merger and restructuring charges	594	-	594	2,188	-	2,188
All other noninterest expense	845	-	845	2,086	-	2,086

Income (loss) before income taxes	(2,469)	-	(2,469)	246	-	246
Income tax benefit (3)	(928)	-	(928)	(1,894)	-	(1,894)

Net income (loss)	$(1,541)	$-	$(1,541)	$2,140	$-	$2,140

(1)	Provision for credit losses in Global Card Services is presented on a managed basis with the securitization offset in All Other .

(2)	The securitization impact/offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.

(3)	FTE basis

     The tables below present a reconciliation of the six business segments’ total revenue, net of interest expense, on a FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the tables below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Segments’ total revenue, net of interest expense (1)	$26,322	$28,613	$83,705	$92,896
Adjustments:
ALM activities	692	(642)	2,418	610
Equity investment income	94	882	2,575	8,184
Liquidating businesses	193	601	1,245	1,642
FTE basis adjustment	(282)	(330)	(900)	(964)
Managed securitization impact to total revenue, net of interest expense	n/a	(3,308)	n/a	(8,473)
Other	(319)	219	(1,221)	672

Consolidated revenue, net of interest expense	$26,700	$26,035	$87,822	$94,567

Segments’ net income (loss)	$(7,622)	$540	$(1,621)	$4,330
Adjustments, net of taxes:
ALM activities	590	(2,347)	(359)	(4,738)
Equity investment income	59	556	1,622	5,156
Liquidating businesses	52	149	325	357
Merger and restructuring charges	(265)	(374)	(914)	(1,379)
Other	(113)	475	(47)	2,744

Consolidated net income (loss)	$(7,299)	$(1,001)	$(994)	$6,470

(1)	FTE basis
n/a = not applicable

	September 30
(Dollars in millions)	2010	2009

Segment total assets	$2,151,732	$2,132,568
Adjustments:
ALM activities, including securities portfolio	588,884	527,614
Equity investments	31,834	33,513
Liquidating businesses	11,468	35,042
Elimination of segment excess asset allocations to match liabilities	(627,007)	(553,881)
Elimination of managed securitized loans (1)	n/a	(94,328)
Other	182,749	179,363

Consolidated total assets	$2,339,660	$2,259,891

(1)	Represents Global Card Services securitized loans. Current period is presented in accordance with new consolidation guidance effective January 1, 2010. Prior period is presented on a managed basis.
n/a = not applicable

Throughout the MD&A, we use certain acronyms and
abbreviations which are defined in the Glossary beginning on page 206.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report on Form 10-Q and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make, certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could.” The forward looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, including future risk weighted assets and any mitigation efforts to reduce risk weighted assets; representations and warranties liabilities, expenses and repurchase activity; net interest income; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; consumer and commercial service charges, including the impact of changes in the Corporation’s overdraft policy as well as from the Electronic Fund Transfer Act and the Corporation’s ability to mitigate a decline in revenues; liquidity; capital levels determined by or established in accordance with accounting principles generally accepted in the United States of America (GAAP) and regulatory agencies, including complying with any Basel capital requirements without raising additional capital; the revenue impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act); the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act); mortgage production levels; long-term debt levels; runoff of loan portfolios; the impact of various legal proceedings discussed in “Litigation Matters” in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements; the number of delayed foreclosure sales and the resulting financial impact and other similar matters; and other matters relating to the Corporation and the securities that we may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.
     You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including Part II, Item 1A. “Risk Factors,” under Item 1A. “Risk Factors” of the Corporation’s 2009 Annual Report on Form 10-K, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and in any of the Corporation’s other subsequent Securities and Exchange Commission (SEC) filings: the foreclosure review and assessment process, the effectiveness of the Corporation’s response and any governmental or private third party claims asserted in connection with these foreclosure matters; negative economic conditions; the Corporation’s modification policies and related results; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions; the Corporation’s credit ratings and the credit ratings of its securitizations; estimates of fair value of certain of the Corporation’s assets and liabilities; legislative and regulatory actions in the United States (including the impact of the Financial Reform Act, the Electronic Fund Transfer Act, the CARD Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments; various monetary and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations (including new consolidation guidance), inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, applicable guidance regarding goodwill accounting and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the Corporation’s ability to attract new employees and retain and motivate existing employees; mergers and acquisitions and their integration into the Corporation, including the Corporation’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of the Merrill Lynch acquisition; the Corporation’s reputation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.
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

Executive Summary
Business Overview
     Bank of America Corporation (collectively with its subsidiaries, the Corporation) is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in the Bank of America Corporate Center in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the United States and in certain international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2010, we realigned the Global Corporate and Investment Banking portion of the former Global Banking business segment with the former Global Markets business segment to form GBAM and to reflect Global Commercial Banking as a standalone segment. At September 30, 2010, the Corporation had $2.3 trillion in assets and approximately 284,000 full-time equivalent employees. On January 1, 2009, we acquired Merrill Lynch & Co., Inc. (Merrill Lynch) and, as a result, we have one of the largest wealth management businesses in the world with over 16,700 financial and wealth advisors, an additional 3,000 client-facing professionals and more than $2.1 trillion in net client assets. Additionally, we are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
     As of September 30, 2010, we operate in all 50 states, the District of Columbia and more than 40 foreign countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve approximately 57 million consumer and small business relationships with 5,900 banking centers, 18,000 ATMs, nationwide call centers, and leading online and mobile banking platforms. We have banking centers in 13 of the 15 fastest growing states and have leadership positions in seven of those states. We offer industry-leading support to approximately four million small business owners.
For information on recent and proposed legislative and regulatory initiatives involving us, see Regulatory Matters on page 143.

     The table below provides selected consolidated financial data for the three and nine months ended September 30, 2010 and 2009 and period end September 30, 2010 and December 31, 2009.

Table 1
Selected Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2010	2009	2010	2009

Income statement
Revenue, net of interest expense (FTE basis) (1)	$26,982	$26,365	$88,722	$95,531
Net income (loss)	(7,299)	(1,001)	(994)	6,470
Net income (loss), excluding goodwill impairment charge (2)	3,101	(1,001)	9,406	6,470
Diluted earnings (loss) per common share	(0.77)	(0.26)	(0.21)	0.39
Diluted earnings (loss) per common share, excluding goodwill impairment charge (2)	0.27	(0.26)	0.82	0.39
Dividends paid per common share	0.01	0.01	0.03	0.03

Performance ratios
Return on average assets	n/m	n/m	n/m	0.35%
Return on average assets, excluding goodwill impairment charge (2)	0.52%	n/m	0.51%	0.35
Return on average tangible shareholders’ equity (1)	n/m	n/m	n/m	5.83
Return on average tangible shareholders’ equity, excluding goodwill impairment charge (1, 2)	8.54	n/m	9.03	5.83
Efficiency ratio (FTE basis) (1)	100.87	61.84%	70.16	52.68
Efficiency ratio (FTE basis), excluding goodwill impairment charge (1, 2)	62.33	61.84	58.43	52.68

Asset quality
Allowance for loan and lease losses			$43,581	$35,832
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (3)			4.69%	3.95%
Nonperforming loans, leases and foreclosed properties (3)			$34,556	$33,825
Net charge-offs	$7,197	$9,624	27,551	25,267
Annualized net charge-offs as a percentage of average loans and leases outstanding (3, 4)	3.07%	4.13%	3.84%	3.53%
Ratio of the allowance for loan and lease losses to annualized net charge-offs (3, 5)	1.53	0.94	1.18	1.06

	September 30	December 31
	2010	2009
Balance sheet
Total loans and leases	$933,910	$900,128
Total assets	2,339,660	2,230,232
Total deposits	977,322	991,611
Total common shareholders’ equity	212,391	194,236
Total shareholders’ equity	230,495	231,444

Capital ratios
Tier 1 common equity	8.45%	7.81%
Tier 1 capital	11.16	10.40
Total capital	15.65	14.66
Tier 1 leverage	7.21	6.88

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity (ROTE) and the efficiency ratio are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data beginning on page 107.

(2)
Net income (loss), diluted earnings (loss) per common share, return on average assets, ROTE, and the efficiency ratio have been calculated excluding the impact of the goodwill impairment charge of $10.4 billion recorded in the third quarter of 2010 which are non-GAAP measures. For additional information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data beginning on page 107.

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 170 and corresponding Table 34 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 42 on page 181.

(4)
Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans were 3.18 percent and 3.98 percent for the three and nine months ended September 30, 2010 compared to 4.27 percent and 3.68 percent for the same periods in 2009.

(5)
Ratio of the allowance for loan and lease losses to annualized net charge-offs excluding purchased credit-impaired loans were 1.34 percent and 1.04 percent for the three and nine months ended September 30, 2010 compared to 0.86 percent and 0.96 percent for the same periods in 2009.

n/m = not meaningful

Economic and Business Environment
     The national and global economic environment remains challenging. Most prominently, unemployment levels remain high along with household debt levels, businesses remain reticent to hire and the consumer and commercial real estate markets remain stressed. Nevertheless, during the third quarter of 2010, the U.S. economy continued its recovery, with modest increases in consumer spending and real Gross Domestic Product. Employment rose modestly, but the unemployment rate remained high. Consumer spending on retail sales, motor vehicles and services rose moderately, and businesses increased production to meet demand but did not add materially to inventories. Business investment in equipment and software continued to rise rapidly, but investment in structures continued to decline. Households are saving more and continue to pay down debt, while businesses remain very cautious and hold record levels of cash. This will result in additional pressure on our loan levels which negatively affects net interest income. In this current economic environment, credit quality has improved over the past several quarters as losses and criticized loan levels have declined and our nonperforming loans are stabilizing. To the extent there is continued de-leveraging and businesses utilize operating cash, these factors will negatively impact our ability to grow loan balances.
     Looking forward, the banking environment and many of the markets in which we conduct business will be influenced by the uneven and fragile global economic recovery and recent financial reforms including the Financial Reform Act. Market expectations that the Federal Reserve will resort to more quantitative easing has flattened the yield curve and depressed the U.S. dollar exchange rate. The European Union financial crisis may spread or worsen and adversely affect global and U.S. capital markets and undermine the confidence of U.S. consumers and businesses. In this uncertain economic environment, imposition of new U.S. and global financial regulations, especially significantly higher capital and liquidity standards and additional fees, will directly affect the banking industry, and may adversely affect our earnings.
Recent Events
Review of Foreclosure Processes
     On October 1, 2010, we voluntarily stopped taking foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding. On October 8, 2010, we stopped foreclosure sales in all states in order to complete an assessment of the related business processes. These actions did not affect the initiation and processing of foreclosures prior to judgment or sale of real estate owned properties. We took these precautionary steps in order to ensure our processes for handling foreclosures include the appropriate controls and quality assurance. Our review involves an assessment of the foreclosure process, including a review of completed foreclosure affidavits in pending proceedings.
     We recently announced that we had completed our assessment of our foreclosure affidavit process in the 23 states where foreclosure requires a court order following a legal proceeding. As a result of that review, we have identified and are implementing process and control enhancements to ensure that affidavits are prepared in compliance with state law and have begun a rolling process of preparing and resubmitting, as necessary, affidavits of indebtedness in pending foreclosure proceedings in order to resume the process of taking these foreclosure proceedings to judgment in these states. We estimate this process of resubmitting affidavits will take at least several weeks and could involve as many as 102,000 foreclosure proceedings that were pending as of October 1, 2010. Once these affidavits are resubmitted, there may be prolonged adversary proceedings that delay certain foreclosure sales. We continue to assess our processes in the other 27 states and intend to implement enhancements as appropriate.
     Subsequent to our announcements that we were temporarily suspending foreclosure sales, law enforcement authorities in all 50 states and the United States Department of Justice and other federal agencies have stated they are investigating whether mortgage servicers have had irregularities in their foreclosure practices. Those investigations, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in fines, penalties or other equitable remedies and result in significant legal costs in responding to governmental investigations and possible litigation.
     While we cannot predict the ultimate impact of the temporary delay in foreclosure sales, or any issues that may arise as a result of alleged irregularities with respect to previously completed foreclosure activities, we may be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. We expect that our costs will increase in the fourth quarter of 2010 and will continue into 2011 as a result of the additional resources necessary to perform the foreclosure process assessment, revise affidavit filings and make any other operational changes, which will likely result in higher noninterest expense, including higher servicing costs and legal expenses, in the Home Loans & Insurance business segment. In addition, process changes required as a result of our assessment could increase our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may increase temporarily, which may result in an increase in nonperforming loans and servicing advances and may impact the collectability of such advances and the value of our mortgage servicing rights asset. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements and any issues that may arise out of alleged irregularities in our foreclosure processes could increase the costs associated with our mortgage operations.

Private label Residential Mortgage-Backed Securities Claims
     Recently, Countrywide Home Loans Servicing LP (which changed its name to BAC Home Loans Servicing, LP), which is a wholly-owned subsidiary of the Corporation, received a letter, as master servicer under certain pooling and servicing agreements, for 115 private label residential mortgage-backed securities (RMBS) transactions, from eight investors purportedly owning interests in RMBS issued in the transactions. The RMBS issued in the transactions have an original and current principal balance of approximately $104 billion and $46 billion, respectively. The letter asserts breaches of certain servicing obligations, including an alleged failure to provide notice to the trustee and the other parties to the pooling and servicing agreements of breaches of representations and warranties with respect to mortgage loans included in the transactions, and states that a failure to remedy the alleged servicing breaches will constitute an event of default if not remedied within 60 days of the date of the letter.
     There are a number of questions about the validity of the assertions set forth in the letter, including whether these purported investors have standing to bring these claims. The master servicer intends to challenge the assertions in the letter and fully enforce its rights under the pooling and servicing agreements.
     For additional information about representations and warranties claims, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements and Representations and Warranties, beginning on page 139, and Item 1A. Risk Factors beginning on page 210.
U.K. Bank Levy
     On June 22, 2010, the U.K. government announced that it intended to introduce an annual bank levy, commencing in 2011, payable on the consolidated liabilities, subject to certain exclusions and offsets, on U.K. group companies and U.K. branches of banking groups as of the end of each accounting period. On October 21, 2010, a first draft of potential legislation was released for comment with the intention that a final substantive draft of the legislation, along with the final rates, will be published later in the year. At this time it is not possible to quantify the impact of the revised proposals since the final basis and rate of the bank levy remain uncertain.
Investment in BlackRock, Inc.
     On November 3, 2010, BlackRock, Inc. (BlackRock) filed a prospectus supplement with the SEC pursuant to which we are offering for sale through an underwritten offering up to 34.5 million shares of common stock (including shares of common stock issuable upon the automatic conversion of shares of Series B Convertible Participating Preferred Stock). The underwriters of the offering may also purchase, pursuant to a 30-day option, up to an additional 6.3 million shares of BlackRock common stock issuable upon the conversion of Series B Preferred Stock to cover any over-allotments. Such offering is consistent with the Corporation’s stated strategy to reduce its investment in non-core businesses to focus on its core businesses and strengthen capital ratios.
Troubled Asset Relief Program – Related Asset Sales
     As previously disclosed, in connection with the approval we received to repurchase the Troubled Asset Relief Program (TARP) preferred stock on December 9, 2009, the Corporation agreed to increase equity by $3.0 billion through net asset sales to be approved by the Federal Reserve. The Corporation has been active in selling assets generating approximately $10 billion in gross proceeds and approximately $1.9 billion in after-tax GAAP accounting gains toward the $3.0 billion target. To the extent the asset sales are not completed by December 31, 2010, the Corporation must raise a commensurate amount of common equity. We continue to pursue several potential asset sales that may reduce the remaining amount of additional capital required. In the event that there is a shortfall, it would be met by issuing equity awards of fully vested common stock to certain associates in lieu of a portion of their 2010 year-end cash incentive awards, which would be transferable by associates as soon as administratively practicable.

Performance Overview
     Net income (loss) was ($7.3) billion and ($994) million for the three and nine months ended September 30, 2010, compared to ($1.0) billion and $6.5 billion for the same periods in 2009. After preferred stock dividends and accretion, net income (loss) applicable to common shareholders was ($7.6) billion, or ($0.77) per diluted common share, and ($2.0) billion, or ($0.21) per diluted common share, for the three and nine months ended September 30, 2010 compared to ($2.2) billion, or ($0.26) per diluted common share, and $3.0 billion, or $0.39 per diluted common share, for the same periods in 2009. Excluding the $10.4 billion goodwill impairment charge, net income was $3.1 billion and $9.4 billion for the three and nine months ended September 30, 2010. After preferred stock dividends and accretion, net income applicable to common shareholders, excluding the goodwill impairment charge, was $2.8 billion, or $0.27 per diluted common share, and $8.4 billion, or $0.82 per diluted common share, for the three and nine months ended September 30, 2010. Revenue, net of interest expense on a FTE basis increased (decreased) $617 million to $27.0 billion and ($6.8) billion to $88.7 billion for the three and nine months ended September 30, 2010, representing a two percent increase and a seven percent decrease from the same periods in 2009. FTE basis, net income excluding the goodwill impairment charge, and net income applicable to common shareholders excluding the goodwill impairment charge are non-GAAP measures. For corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data beginning on page 107.
     Net interest income on a FTE basis increased $964 million to $12.7 billion and $3.5 billion to $40.0 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increases were driven by the impact of adoption of the new consolidation guidance and improved deposit pricing, partially offset by lower commercial and consumer loan levels and lower rates on the core assets and trading book. Net interest yield on a FTE basis increased 11 basis points (bps) to 2.72 percent and 16 bps to 2.81 percent for the three and nine months ended September 30, 2010 compared to the same periods in 2009, due to the factors noted above.
     Noninterest income decreased $347 million to $14.3 billion and $10.3 billion to $48.7 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Lower equity investment income, gains on sales of debt securities, trading account profits, and service charges partially offset by an increase in other income and a decrease in net impairment losses recognized in earnings on available-for-sale debt securities, drove the decline in the three and nine months ended September 30, 2010 compared to the same periods in the prior year.
     The provision for credit losses decreased $6.3 billion to $5.4 billion and $15.2 billion to $23.3 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The provision for credit losses was $1.8 billion and $4.2 billion lower than net charge-offs for the three and nine months ended September 30, 2010, resulting from a reduction in the allowance for loan and lease losses. The reserve reductions in both periods were primarily due to improved delinquencies and collections, lower bankruptcies in the domestic credit card, consumer lending and small business portfolios and improved credit profiles in the commercial portfolios. In addition, the reserve reduction for the three months ended September 30, 2010 was also due to improvement in portfolio trends within the consumer real estate portfolios. The reserve reduction for the nine months ended September 30, 2010 was partially offset by reserve additions in the consumer real estate portfolios during the first half of the year amid continued stress in the housing market, which included reserve additions for purchased credit-impaired consumer portfolios obtained through acquisitions.
     Noninterest expense increased $10.9 billion to $27.2 billion and $11.9 billion to $62.2 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increases for the three and nine months ended September 30, 2010 were driven by the $10.4 billion goodwill impairment charge. Excluding the goodwill impairment charge, noninterest expense increased $510 million and $1.5 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increase for the three months ended September 30, 2010 was driven by higher personnel costs and professional fees compared to the same period in the prior year. The increase was partially offset by declines in pre-tax merger and restructuring charges compared to the prior year. The increase for the nine months ended September 30, 2010 was driven by higher personnel costs due in part to the U.K. payroll tax on certain year-end incentive payments and the same reasons as described above, partially offset by higher Federal Deposit Insurance Corporation (FDIC) expense, including a special assessment of $724 million, in 2009.

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

Table 2
Business Segment Results
	Three Months Ended September 30				Nine Months Ended September 30
	Total Revenue (1)		Net Income (Loss)		Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Deposits	$3,060	$3,632	$195	$814	$10,297	$10,480	$1,553	$1,966
Global Card Services (2)	5,711	7,250	(9,871)	(955)	19,375	21,959	(8,088)	(4,267)
Home Loans & Insurance	3,744	3,413	(344)	(1,635)	10,163	13,112	(3,950)	(2,856)
Global Commercial Banking	2,559	2,772	637	(160)	8,367	8,324	2,140	(259)
Global Banking & Markets	7,176	7,674	1,448	2,242	22,931	27,025	5,595	8,623
Global Wealth & Investment Management	4,072	3,872	313	234	12,572	11,996	1,129	1,123
All Other (2)	660	(2,248)	323	(1,541)	5,017	2,635	627	2,140

Total FTE basis	26,982	26,365	(7,299)	(1,001)	88,722	95,531	(994)	6,470
FTE adjustment	(282)	(330)	-	-	(900)	(964)	-	-

Total Consolidated	$26,700	$26,035	$(7,299)	$(1,001)	$87,822	$94,567	$(994)	$6,470

(1)
Total revenue is net of interest expense and is on a FTE basis which is a non-GAAP measure. For more information on this measure and a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 107.

(2)
For the three and nine months ended September 30, 2009, Global Card Services is presented on a managed basis with a corresponding offset recorded in All Other. For the three and nine months ended September 30, 2010, Global Card Services and All Other are presented in accordance with new consolidation guidance. Accordingly, current period Global Card Services results are comparable to prior period results that are presented on a managed basis. For more information on the new consolidation guidance, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. For more information on the reconciliation of Global Card Services and All Other, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

     Deposits net income decreased from comparable periods in the prior year due to decreases in revenue and higher noninterest expense. The revenue decline was driven by the impact of Regulation E and related overdraft policy changes. Net interest income increased as a result of disciplined pricing and a customer shift to more liquid products, partially offset by a lower residual net interest income allocation related to asset and liability management (ALM) activities. Noninterest expense increased as a higher proportion of banking center sales and service costs were aligned to Deposits from the other consumer businesses.
     Global Card Services net loss for the three and nine months ended September 30, 2010 increased compared to the same periods in the prior year due primarily to the $10.4 billion goodwill impairment charge. Revenue decreased for the three months ended September 30, 2010, compared to the same period in the prior year driven by lower average loans, reduced interest and fee income primarily resulting from the implementation of the CARD Act and the impact of recording a $592 million reserve related to future payment protection insurance claims in the U.K. Provision for credit losses decreased for the three months ended September 30, 2010, from the same period in the prior year driven by lower charge-offs and reserve reductions due to lower delinquencies and decreasing bankruptcies as a result of an improved economic environment. Revenue and provision for credit losses decreased for the nine months ended September 30, 2010 compared to the same period in the prior year for the same reasons discussed above; however, the revenue decrease was partially offset by the gain on sale of our MasterCard equity holdings during the three months ended June 30, 2010. Excluding the goodwill impairment charge, noninterest expense decreased for the three and nine months ended September 30, 2010, compared to the same periods in the prior year as a higher proportion of banking center sales and service costs were aligned to Deposits from Global Card Services.
     Home Loans & Insurance net loss for the three months ended September 30, 2010 decreased compared to the same period in the prior year as the provision for credit losses decreased due to lower net charge-offs and reserve reductions driven by improving portfolio trends. In addition, revenue increased as a result of higher mortgage banking income driven by improved mortgage servicing rights (MSRs) results, net of hedges, and higher production income due mainly to higher production margins. These increases were partially offset by higher representations and warranties expense. Noninterest expense was flat as lower production and insurance expenses were offset by higher costs related to the increase in default management staff and other loss mitigation activities. The net loss for the nine months ended September 30, 2010 increased compared to the year ago period as revenue decreased as a result of lower mortgage banking income driven by higher representations and warranties expense combined with lower loan production volume resulting from declines in market demand for refinances and less favorable MSR results, net of hedges. The provision for credit losses decreased driven by lower reserve additions for the reasons discussed above. Noninterest expense increased for the reasons discussed above combined with higher litigation costs.
     Global Commercial Banking net income increased from comparable periods in the prior year due to lower credit costs. Revenue was negatively impacted by a lower residual net interest income allocation related to ALM activities and, to a lesser extent, declines in net interest income from lower average loan balances. These were partially offset by improved loan spreads on new, renewed and amended facilities. In addition, revenue was positively impacted by strong deposit growth as clients remained very liquid. The provision for credit losses decreased driven by reserve reductions reflecting the stabilization of appraised values primarily in the homebuilder portfolio and lower net charge-offs in the commercial real estate portfolio.
     GBAM net income decreased from comparable periods in the prior year due to decreased sales and trading revenue, partially offset by credit valuation gains on derivative liabilities compared to losses in the prior year and gains on legacy assets compared to losses in the prior year. Revenue was negatively impacted by lower spreads on trading-related assets and lower average loans and leases. Noninterest expense increased driven by the recognition of expense on a proportionately larger amount of prior year incentive deferrals. Provision for credit losses declined driven by lower charge-offs and reserve reductions. Net income decreased for the nine months ended September 30, 2010 compared to the same period in 2009 due to the prior year pre-tax gain related to the contribution of the merchant processing business to the joint venture.
     GWIM net income increased from comparable periods in the prior year driven by lower credit costs and higher noninterest income, partially offset by higher noninterest expense. Revenue increased compared to the prior year driven by higher asset management fees and the absence of support for certain cash funds, partially offset by lower brokerage income. The provision for credit losses decreased compared to the prior year driven by improvement in the commercial domestic portfolio due to improved borrower credit profiles and improvement in the consumer real estate portfolio. Noninterest expense increased from comparable periods in the prior year due primarily to higher revenue related expenses, personnel costs and support costs.
     All Other reported net income for the three months ended September 30, 2010 compared to a net loss for the same period in the prior year driven primarily by a significantly lower provision for credit losses and also lower noninterest expense. The decrease in the provision for credit losses was mainly due to reserve reductions in the residential mortgage portfolio due to improving portfolio trends as compared to reserve additions in the same period in the prior year. In addition, the provision benefited from a lower reserve addition in the Countrywide purchased credit-impaired discontinued real estate portfolio compared to reserve additions due to credit deterioration in the same period in 2009. Net income decreased for the nine months ended September 30, 2010 compared to the same period in 2009 due to the pre-tax gain resulting from sales of shares in China Construction Bank (CCB).

Financial Highlights
Net Interest Income
     Net interest income on a FTE basis increased $964 million to $12.7 billion and $3.5 billion to $40.0 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increase was due to the impact of adoption of new consolidation guidance which contributed $2.6 billion and $8.1 billion to the three and nine months ended September 30, 2010 and due to deposit pricing. The increase was partially offset by lower commercial and consumer loan levels, the sale of First Republic Bank (First Republic) and lower rates on the core assets and trading book. The net interest yield on a FTE basis increased 11 bps to 2.72 percent and 16 bps to 2.81 percent for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to the factors stated above.
Noninterest Income

Table 3
Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Card income	$1,982	$1,557	$5,981	$6,571
Service charges	2,212	3,020	7,354	8,282
Investment and brokerage services	2,724	2,948	8,743	8,905
Investment banking income	1,371	1,254	3,930	3,955
Equity investment income	357	843	3,748	7,988
Trading account profits	2,596	3,395	9,059	10,760
Mortgage banking income	1,755	1,298	4,153	7,139
Insurance income	75	707	1,468	2,057
Gains on sales of debt securities	883	1,554	1,654	3,684
Other income (loss)	433	(1,167)	3,498	1,870
Net impairment losses recognized in earnings on available-for-sale debt securities	(123)	(797)	(850)	(2,194)

Total noninterest income	$14,265	$14,612	$48,738	$59,017

     Noninterest income decreased $347 million to $14.3 billion and $10.3 billion to $48.7 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The following items highlight the significant changes.
•
Card income increased $425 million for the three months ended September 30, 2010 driven by the impact of the new consolidation guidance and higher interchange income from increased consumer spending partially offset by the implementation of the CARD Act. Card income decreased $590 million for the nine months ended September 30, 2010 due to the provisions of the CARD Act and the absence of certain fee income resulting from the sale of our merchant processing business to a joint venture in 2009, partially offset by the impact of the new consolidation guidance and higher interchange income.

•
Service charges decreased $808 million and $928 million for the three and nine months ended September 30, 2010 largely due to the impact of Regulation E, which became effective in the third quarter of 2010 and the impact of our overdraft policy changes announced in 2009.

•
Equity investment income decreased $486 million for the three months ended September 30, 2010 driven by a decrease in Global Principal Investments revenue. Equity investment income decreased by $4.2 billion for the nine months ended September 30, 2010, as the benefits of the $1.2 billion pre-tax gain on the sale of our investment in Itaú Unibanco and valuation adjustments of $1.4 billion in Global Principal Investments revenue were less than the $7.3 billion pre-tax gain related to the sale of CCB shares during the same period in 2009.

•
Trading account profits decreased $799 million and $1.7 billion for the three and nine months ended September 30, 2010 due to more favorable market conditions in the prior year and a lack of liquidity in 2010 as sovereign debt fears and regulatory uncertainty fueled investor concerns. We recorded net credit valuation gains on derivatives of $162 million and $44 million for the three and nine months ended September 30, 2010 compared to $382 million and $967 million for the same periods in the prior year.

•
Mortgage banking income increased $457 million for the three months ended September 30, 2010 due to higher production margins and more favorable MSR results, net of hedges, partially offset by an increase in representations and warranties expense. Mortgage banking income decreased $3.0 billion for the nine months ended September 30, 2010 due to an increase in representations and warranties expense and lower production income, volume and margins. The decline in servicing income for the nine months ended September 30, 2010 compared to the same period in the prior year was also due to less favorable MSR results, net of hedges.

•	Insurance income decreased $632 million and $589 million for the three and nine months ended September 30, 2010 due to a liability recorded related to payment protection insurance sold in the U.K.

•
Gains on sales of debt securities decreased $671 million and $2.0 billion for the three and nine months ended September 30, 2010 driven by lower volumes of sales of debt securities. The decrease for the nine months ended September 30, 2010 also included the impact of losses in the second quarter of 2010 related to portfolio restructuring activities.

•
Other income increased by $1.6 billion for both the three and nine months ended September 30, 2010 due to increased credit valuation adjustments recorded on our structured liabilities compared to the same periods in the prior year.

•
Impairment losses recognized in earnings on available-for-sale (AFS) debt securities decreased $674 million and $1.3 billion for the three and nine months ended September 30, 2010 reflecting lower impairment write-downs on non-agency RMBS and collateralized debt obligations (CDOs).

Provision for Credit Losses
     The provision for credit losses decreased $6.3 billion to $5.4 billion and $15.2 billion to $23.3 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The provision for credit losses was $1.8 billion and $4.2 billion lower than net charge-offs for the three and nine months ended September 30, 2009, resulting in a reduction in the allowance for loan and lease losses. The decreases in the provision for credit losses for both the three and nine month periods were driven by lower net charge-offs and reserve reductions due to lower bankruptcies and delinquencies in both the consumer and commercial portfolios.
     The provision for credit losses related to our consumer portfolio decreased $3.7 billion to $4.8 billion and $9.2 billion to $20.2 billion for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The provision for credit losses related to our commercial portfolio including the provision for unfunded lending commitments decreased $2.6 billion to $594 million and $6.0 billion to $3.1 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009.
     Net charge-offs totaled $7.2 billion, or 3.07 percent and $27.6 billion, or 3.84 percent of average loans and leases for the three and nine months ended September 30, 2010 compared with $9.6 billion, or 4.13 percent and $25.3 billion, or 3.53 percent for the three and nine months ended September 30, 2009. For more information on the provision for credit losses, refer to Provision for Credit Losses on page 188.

Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Personnel	$8,402	$7,613	$26,349	$24,171
Occupancy	1,150	1,220	3,504	3,567
Equipment	619	617	1,845	1,855
Marketing	497	470	1,479	1,490
Professional fees	651	562	1,812	1,511
Amortization of intangibles	426	510	1,311	1,546
Data processing	602	592	1,882	1,861
Telecommunications	361	361	1,050	1,033
Other general operating	3,687	3,767	11,162	11,106
Goodwill impairment	10,400	-	10,400	-
Merger and restructuring charges	421	594	1,450	2,188

Total noninterest expense	$27,216	$16,306	$62,244	$50,328

     Noninterest expense increased $10.9 billion to $27.2 billion and $11.9 billion to $62.2 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increases were driven by the $10.4 goodwill impairment charge. Excluding the goodwill impairment charge, noninterest expense increased $510 million and $1.5 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increases for the three months ended September 30, 2010 were driven by higher personnel costs, higher professional and litigation costs, compared to the same period in the prior year. These increases were partially offset by declines in pre-tax merger and restructuring charges compared to the prior year. The increases for the nine months ended September 30, 2010 were driven by higher personnel costs due in part to the U.K. payroll tax on certain year-end incentive payments and the same reasons as described above, partially offset by higher FDIC expense including a special assessment of $724 million in 2009.
Income Tax Expense
     Income tax expense was $1.4 billion for the three months ended September 30, 2010 compared to a benefit of $975 million for the same period in 2009. Income tax expense was $3.3 billion for the nine months ended September 30, 2010 compared to a benefit of $691 million for the same period in 2009. The effective tax rates for the three and nine months ended September 30, 2010 are not meaningful due to the impact of the non-deductible $10.4 billion goodwill impairment charge.
     The effective tax rates for the three and nine months ended September 30, 2010 excluding the goodwill impairment charge from pre-tax income were 30.9 percent and 25.8 percent. The increase in the effective tax rate for the nine months ended September 30, 2010, as compared to (12.0) percent for the comparable 2009 period was driven by the change in the U.K. corporate tax rate, as described below, as well as permanent tax preferences (e.g., tax-exempt income and tax credits) and the release of $473 million of a valuation allowance provided for acquired capital loss carryforward tax benefits which together offset a lower percentage of pre-tax income than similar items offset during the comparative 2009 period. The effective tax rate for the three months ended September 30, 2009 was calculated on a pre-tax loss.
     On July 27, 2010, the U.K. government enacted a law change reducing the corporate income tax rate by one percent effective for the 2011 U.K. tax financial year beginning on April 1, 2011. This reduction favorably affects income tax expense on future U.K. earnings, but also required us to revalue our U.K. net deferred tax assets using the lower tax rate. The U.K. corporate tax rate reduction resulted in an income tax charge of $388 million during the three months ended September 30, 2010. If future rate reductions were to be enacted as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a similar charge to income tax expense for each one percent reduction in the rate would result in each period of enactment.

Balance Sheet Analysis

Table 5
Selected Balance Sheet Data
			Average Balance
	September 30	December 31	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$271,818	$189,933	$254,820	$223,039	$261,444	$232,680
Trading account assets	207,695	182,206	210,529	212,488	212,985	216,462
Debt securities	322,862	311,441	328,097	263,712	317,906	268,291
Loans and leases	933,910	900,128	934,860	930,255	964,302	963,260
All other assets (1)	603,375	646,524	651,091	768,707	706,333	766,434

Total assets	$2,339,660	$2,230,232	$2,379,397	$2,398,201	$2,462,970	$2,447,127

Liabilities
Deposits	$977,322	$991,611	$973,846	$989,295	$982,132	$976,182
Federal funds purchased and securities loaned or sold under agreements to repurchase	296,605	255,185	318,368	352,083	372,311	370,389
Trading account liabilities	90,010	65,432	95,265	73,290	95,159	68,530
Commercial paper and other short-term borrowings	64,818	69,524	72,780	58,980	78,437	131,096
Long-term debt	478,858	438,521	485,588	449,974	498,794	447,038
All other liabilities	201,552	178,515	199,572	218,596	203,679	211,254

Total liabilities	2,109,165	1,998,788	2,145,419	2,142,218	2,230,512	2,204,489
Shareholders’ equity	230,495	231,444	233,978	255,983	232,458	242,638

Total liabilities and shareholders’ equity	$2,339,660	$2,230,232	$2,379,397	$2,398,201	$2,462,970	$2,447,127

(1)	All other assets is presented net of allowance for loan and lease losses for the period-end and average balances.
Impact of Adopting New Consolidation Guidance
     On January 1, 2010, the Corporation adopted new consolidation guidance resulting in the consolidation of certain former qualifying special purpose entities and VIEs that were not recorded on the Corporation’s Consolidated Balance Sheet prior to that date. The adoption of this new consolidation guidance resulted in a net incremental increase in assets of $100.4 billion, including $69.7 billion resulting from consolidation of credit card trusts and $30.7 billion from consolidation of other special purpose entities including multi-seller conduits, and a net increase of $106.7 billion in total liabilities, including $84.4 billion of long-term debt. These amounts are net of retained interests in securitizations held on the Consolidated Balance Sheet at December 31, 2009 and a $10.8 billion increase in the allowance for loan and lease losses, the majority of which relates to credit card receivables. The Corporation recorded a $6.2 billion charge, net of tax, to retained earnings on January 1, 2010 for the cumulative effect of the adoption of this new consolidation guidance due primarily to the increase in the allowance for loan and lease losses, and a $116 million charge to accumulated other comprehensive income (OCI). The initial recording of these assets, related allowance for loan and lease losses and liabilities on the Corporation’s Consolidated Balance Sheet had no impact at the date of adoption on consolidated results of operations. For additional detail on the impact of adopting this new consolidation guidance, refer to Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Assets
     At September 30, 2010, total assets were $2.3 trillion, an increase of $109.4 billion from December 31, 2009. Changes from year end were attributable to the impact of adopting new consolidation guidance which increased loan balances, primarily in the credit card, commercial – domestic and home equity portfolios, partially offset by an increase in the allowance for loan and lease losses. In addition, changes were driven by an increase in federal funds sold and securities borrowed or purchased under agreements to resell driven by a favorable rate environment. Trading account assets increased as a result of the new consolidation guidance. The increase in total assets was partially offset by lower loan balances due to the sale of First Republic and due to other assets impacted by the sale of strategic investments, and the impairment of goodwill.
     Average total assets decreased $18.8 billion for the three months ended September 30, 2010 compared to the same period in 2009. The decrease was due to a decline in cash and cash equivalents, other assets and commercial loans and was partially offset by adopting new consolidation guidance, increases in debt securities driven by prior year reductions in the ALM portfolio, and increases in federal funds sold, securities borrowed or purchased under agreements to resell.

     Average total assets increased $15.8 billion for the nine months ended September 30, 2010 compared to the same period in 2009. The increase was due to adopting new consolidation guidance, increases in debt securities and in federal funds sold, securities borrowed and purchased under agreements to resell and was partially offset by lower commercial loans and other assets.
Liabilities and Shareholders’ Equity
     Total liabilities increased $110.4 billion to $2.1 trillion at September 30, 2010 compared to December 31, 2009. The increase in total liabilities was attributable to the impact of adopting new consolidation guidance which increased long-term debt and short-term borrowings. In addition, liabilities increased due to higher federal funds purchased and securities loaned or sold under agreements to repurchase due to a favorable rate environment. Changes in trading account liabilities reflected trading activity in fixed-income securities. All other liabilities increased due in part to foreign currency exchange rates.
     Average total liabilities increased $3.2 billion and $26.0 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The increases were due to adopting new consolidation guidance which impacted long-term debt, and increases in trading account liabilities and noninterest-bearing deposits. The increases were partially offset by a decrease in federal funds purchased and securities sold under agreements to repurchase and other liabilities.
     Shareholders’ equity decreased $949 million to $230.5 billion at September 30, 2010 compared to December 31, 2009. The decrease was driven primarily by the goodwill impairment charge of $10.4 billion and the impact of adopting new consolidation guidance as we recorded a $6.2 billion charge to retained earnings due primarily to the increase in the allowance for loan and lease losses for newly consolidated loans.
     Average shareholders’ equity decreased $22.0 billion and $10.2 billion for the three and nine months ended September 30, 2010, compared to the same periods in 2009 driven by the TARP repayment, the goodwill impairment charge, and the impact of adopting new consolidation guidance, partially offset by an increase in accumulated OCI due to the addition this quarter of the unrealized gain on our investment in CCB.
     Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management functions, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and for our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these functions requires the use of balance sheet and capital-related limits including spot, average and risk-weighted asset limits, particularly in our trading businesses. The Tier 1 leverage ratio is calculated based on adjusted quarterly average total assets.

Table 6
Selected Quarterly Financial Data
	2010 Quarters			2009 Quarters
(Dollars in millions, except per share information)	Third	Second	First	Fourth	Third

Income statement
Net interest income	$12,435	$12,900	$13,749	$11,559	$11,423
Noninterest income	14,265	16,253	18,220	13,517	14,612
Total revenue, net of interest expense	26,700	29,153	31,969	25,076	26,035
Provision for credit losses	5,396	8,105	9,805	10,110	11,705
Goodwill impairment	10,400	-	-	-	-
Merger and restructuring charges	421	508	521	533	594
All other noninterest expense (1)	16,395	16,745	17,254	15,852	15,712
Income (loss) before income taxes	(5,912)	3,795	4,389	(1,419)	(1,976)
Income tax expense (benefit)	1,387	672	1,207	(1,225)	(975)
Net income (loss)	(7,299)	3,123	3,182	(194)	(1,001)
Net income (loss) applicable to common shareholders	(7,647)	2,783	2,834	(5,196)	(2,241)
Average common shares issued and outstanding (in thousands)	9,976,351	9,956,773	9,177,468	8,634,565	8,633,834
Average diluted common shares issued and outstanding (in thousands)	9,976,351	10,029,776	10,005,254	8,634,565	8,633,834

Performance ratios
Return on average assets	n/m	0.50%	0.51%	n/m	n/m
Return on average common shareholders’ equity	n/m	5.18	5.73	n/m	n/m
Return on average tangible common shareholders’ equity (2)	n/m	9.19	9.79	n/m	n/m
Return on average tangible shareholders’ equity (2)	n/m	8.98	9.55	n/m	n/m
Total ending equity to total ending assets	9.85%	9.85	9.80	10.38%	11.40%
Total average equity to total average assets	9.83	9.36	9.14	10.31	10.67
Dividend payout	n/m	3.63	3.57	n/m	n/m

Per common share data
Earnings (loss)	$(0.77)	$0.28	$0.28	$(0.60)	$(0.26)
Diluted earnings (loss)	(0.77)	0.27	0.28	(0.60)	(0.26)
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	21.17	21.45	21.12	21.48	22.99
Tangible book value (2)	12.91	12.14	11.70	11.94	12.00

Market price per share of common stock
Closing	$13.10	$14.37	$17.85	$15.06	$16.92
High closing	15.67	19.48	18.04	18.59	17.98
Low closing	12.32	14.37	14.45	14.58	11.84

Market capitalization	$131,442	$144,174	$179,071	$130,273	$146,363

Average balance sheet
Total loans and leases	$934,860	$967,054	$991,615	$905,913	$930,255
Total assets	2,379,397	2,494,432	2,516,590	2,431,024	2,398,201
Total deposits	973,846	991,615	981,015	995,160	989,295
Long-term debt	485,588	497,469	513,634	445,440	449,974
Common shareholders’ equity	215,911	215,468	200,380	197,123	197,230
Total shareholders’ equity	233,978	233,461	229,891	250,599	255,983

Asset quality (3)
Allowance for credit losses (4)	$44,875	$46,668	$48,356	$38,687	$37,399
Nonperforming loans, leases and foreclosed properties (5)	34,556	35,598	35,925	35,747	33,825
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	4.69%	4.75%	4.82%	4.16%	3.95%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5, 6)	135	137	139	111	112
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the purchased credit-impaired loan portfolio (5, 6)	118	121	124	99	101
Net charge-offs	$7,197	$9,557	$10,797	$8,421	$9,624
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	3.07%	3.98%	4.44%	3.71%	4.13%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	3.47	3.48	3.46	3.75	3.51
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5)	3.71	3.73	3.69	3.98	3.72
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.53	1.18	1.07	1.11	0.94

Capital ratios (period end)
Risk-based capital:
Tier 1 common	8.45%	8.01%	7.60%	7.81%	7.25%
Tier 1	11.16	10.67	10.23	10.40	12.46
Total	15.65	14.77	14.47	14.66	16.69
Tier 1 leverage	7.21	6.68	6.44	6.88	8.36
Tangible equity (1)	6.54	6.14	6.02	6.40	7.51
Tangible common equity (1)	5.74	5.35	5.22	5.56	4.80

(1)	Excludes merger and restructuring charges and goodwill impairment charge.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data beginning on page 107.

(3)
For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 156 and Commercial Portfolio Credit Risk Management beginning on page 173.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 170 and corresponding Table 34 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 42 on page 181.

(6)
Allowance for loan and lease losses includes $23.7 billion, $24.3 billion, $26.2 billion, $17.7 billion, and $17.2 billion allocated to products that are excluded from nonperforming loans, leases and foreclosed properties at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009, respectively.

n/m = not meaningful

Table 7
Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2010	2009

Income statement
Net interest income	$39,084	$35,550
Noninterest income	48,738	59,017
Total revenue, net of interest expense	87,822	94,567
Provision for credit losses	23,306	38,460
Goodwill impairment	10,400	-
Merger and restructuring charges	1,450	2,188
All other noninterest expense (1)	50,394	48,140
Income before income taxes	2,272	5,779
Income tax expense (benefit)	3,266	(691)
Net income (loss)	(994)	6,470
Net income (loss) available to common shareholders	(2,030)	2,992
Average common shares issued and outstanding (in thousands)	9,706,951	7,423,341
Average diluted common shares issued and outstanding (in thousands)	9,706,951	7,449,911

Performance ratios
Return on average assets	n/m	0.35%
Return on average common shareholders’ equity	n/m	2.26
Return on average tangible common shareholders’ equity (2)	n/m	4.82
Return on average tangible shareholders’ equity (2)	n/m	5.83
Total ending equity to total ending assets	9.85%	11.40
Total average equity to total average assets	9.44	9.92
Dividend payout	n/m	7.96

Per common share data
Earnings (loss)	$(0.21)	$0.39
Diluted earnings (loss)	(0.21)	0.39
Dividends paid	0.03	0.03
Book value	21.17	22.99
Tangible book value (2)	12.91	12.00

Market price per share of common stock
Closing	$13.10	$16.92
High closing	19.48	17.98
Low closing	12.32	3.14

Market capitalization	$131,442	$146,363

Average balance sheet
Total loans and leases	$964,302	$963,260
Total assets	2,462,970	2,447,127
Total deposits	982,132	976,182
Long-term debt	498,794	447,038
Common shareholders’ equity	210,643	177,289
Total shareholders’ equity	232,458	242,638

Asset quality (3)
Allowance for credit losses (4)	$44,875	$37,399
Nonperforming loans, leases and foreclosed properties (5)	34,556	33,825
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	4.69%	3.95%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5, 6)	135	112
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the purchased credit-impaired loan portfolio (5, 6)	118	101
Net charge-offs	$27,551	$25,267
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	3.84%	3.53%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	3.47	3.51
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5)	3.71	3.72
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.18	1.06

(1)	Excludes merger and restructuring charges and goodwill impairment charge.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data beginning on page 107.

(3)
For more information on the impact of the purchased credit-impaired loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 156 and Commercial Portfolio Credit Risk Management beginning on page 173.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 170 and corresponding Table 34 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 42 on page 181.

(6)
Allowance for loan and lease losses includes $23.7 billion and $17.2 billion allocated to products that are excluded from nonperforming loans, leases, and foreclosed properties at September 30, 2010 and 2009.

n/m = not meaningful

Supplemental Financial Data
     Tables 8 and 9 provide a reconciliation of the supplemental financial data mentioned below with financial measures defined by GAAP. Other companies may define or calculate supplemental financial data differently.
     We view net interest income and related ratios and analyses (i.e., efficiency ratio and net interest yield) on a FTE basis. Although these are non-GAAP measures, we believe managing the business with net interest income on a FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.
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
     We also evaluate our business based on the following ratios that utilize tangible equity, a non-GAAP measure. Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of common shareholders’ equity plus any Common Equivalent Securities (CES) less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. ROTE measures our earnings contribution as a percentage of average shareholders’ equity reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible common equity ratio represents common shareholders’ equity plus any CES less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible equity ratio represents total shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. Tangible book value per common share represents ending common shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by ending common shares outstanding. These measures are used to evaluate our use of equity (i.e., capital). In addition, profitability, relationship and investment models all use ROTE as key measures to support our overall growth goals. Also, earnings and diluted earnings per common share, the efficiency ratio, return on average assets, return on average common shareholders’ equity, return on average tangible common shareholders’ equity and ROTE have been calculated excluding the impact of the goodwill impairment charge of $10.4 billion recorded during the third quarter of 2010. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation.
     The aforementioned performance measures and ratios are presented in Tables 6 and 7 and performance measures and ratios excluding the impact of the goodwill impairment charge are presented in Tables 8 and 9.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2010 Quarters			2009 Quarters
(Dollars in millions, except per share information)	Third	Second	First	Fourth	Third

Fully taxable-equivalent basis data
Net interest income	$12,717	$13,197	$14,070	$11,896	$11,753
Total revenue, net of interest expense	26,982	29,450	32,290	25,413	26,365
Net interest yield (1)	2.72%	2.77%	2.93%	2.62%	2.61%
Efficiency ratio	100.87	58.58	55.05	64.47	61.84

Performance ratios, excluding goodwill impairment charge (2)
Per common share information
Earnings	$0.27
Diluted earnings	0.27
Efficiency ratio	62.33%
Return on average assets	0.52
Return on average common shareholders’ equity	5.06
Return on average tangible common shareholders’ equity	9.77
Return on average tangible shareholders’ equity	8.54

Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$12,435	$12,900	$13,749	$11,559	$11,423
Fully taxable-equivalent adjustment	282	297	321	337	330

Net interest income on a fully taxable-equivalent basis	$12,717	$13,197	$14,070	$11,896	$11,753

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$26,700	$29,153	$31,969	$25,076	$26,035
Fully taxable-equivalent adjustment	282	297	321	337	330

Total revenue, net of interest expense on a fully taxable-equivalent basis	$26,982	$29,450	$32,290	$25,413	$26,365

Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charge
Total noninterest expense	$27,216	$17,253	$17,775	$16,385	$16,306
Goodwill impairment	(10,400)	-	-	-	-

Total noninterest expense, excluding goodwill impairment charge	$16,816	$17,253	$17,775	$16,385	$16,306

Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$1,387	$672	$1,207	$(1,225)	$(975)
Fully taxable-equivalent adjustment	282	297	321	337	330

Income tax expense (benefit) on a fully taxable-equivalent basis	$1,669	$969	$1,528	$(888)	$(645)

Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charge
Net income (loss)	$(7,299)	$3,123	$3,182	$(194)	$(1,001)
Goodwill impairment	10,400	-	-	-	-

Net income (loss), excluding goodwill impairment charge	$3,101	$3,123	$3,182	$(194)	$(1,001)

Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charge
Net income (loss) applicable to common shareholders	$(7,647)	$2,783	$2,834	$(5,196)	$(2,241)
Goodwill impairment	10,400	-	-	-	-

Net income (loss) applicable to common shareholders, excluding goodwill impairment charge	$2,753	$2,783	$2,834	$(5,196)	$(2,241)

(1)
Calculation includes fees earned on overnight deposits placed with the Federal Reserve of $107 million, $106 million and $92 million for the third, second and first quarters of 2010, and $130 million and $107 million for the fourth and third quarters of 2009, respectively.

(2)	Performance ratios have been calculated excluding the impact of the goodwill impairment charge of $10.4 billion recorded during the third quarter of 2010.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (Continued)
	2010 Quarters			2009 Quarters
(Dollars in millions, shares in thousands)	Third	Second	First	Fourth	Third

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$215,911	$215,468	$200,380	$197,123	$197,230
Common Equivalent Securities	-	-	11,760	4,811	-
Goodwill	(82,484)	(86,099)	(86,334)	(86,053)	(86,170)
Intangible assets (excluding MSRs)	(10,629)	(11,216)	(11,906)	(12,556)	(13,223)
Related deferred tax liabilities	3,214	3,395	3,497	3,712	3,725

Tangible common shareholders’ equity	$126,012	$121,548	$117,397	$107,037	$101,562

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$233,978	$233,461	$229,891	$250,599	$255,983
Goodwill	(82,484)	(86,099)	(86,334)	(86,053)	(86,170)
Intangible assets (excluding MSRs)	(10,629)	(11,216)	(11,906)	(12,556)	(13,223)
Related deferred tax liabilities	3,214	3,395	3,497	3,712	3,725

Tangible shareholders’ equity	$144,079	$139,541	$135,148	$155,702	$160,315

Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity	$212,391	$215,181	$211,859	$194,236	$198,843
Common Equivalent Securities	-	-	-	19,244	-
Goodwill	(75,602)	(85,801)	(86,305)	(86,314)	(86,009)
Intangible assets (excluding MSRs)	(10,402)	(10,796)	(11,548)	(12,026)	(12,715)
Related deferred tax liabilities	3,123	3,215	3,396	3,498	3,714

Tangible common shareholders’ equity	$129,510	$121,799	$117,402	$118,638	$103,833

Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity	$230,495	$233,174	$229,823	$231,444	$257,683
Goodwill	(75,602)	(85,801)	(86,305)	(86,314)	(86,009)
Intangible assets (excluding MSRs)	(10,402)	(10,796)	(11,548)	(12,026)	(12,715)
Related deferred tax liabilities	3,123	3,215	3,396	3,498	3,714

Tangible shareholders’ equity	$147,614	$139,792	$135,366	$136,602	$162,673

Reconciliation of period end assets to period end tangible assets
Assets	$2,339,660	$2,368,384	$2,344,634	$2,230,232	$2,259,891
Goodwill	(75,602)	(85,801)	(86,305)	(86,314)	(86,009)
Intangible assets (excluding MSRs)	(10,402)	(10,796)	(11,548)	(12,026)	(12,715)
Related deferred tax liabilities	3,123	3,215	3,396	3,498	3,714

Tangible assets	$2,256,779	$2,275,002	$2,250,177	$2,135,390	$2,164,881

Reconciliation of ending common shares outstanding to ending tangible common shares outstanding
Common shares outstanding	10,033,705	10,033,017	10,032,001	8,650,244	8,650,314
Assumed conversion of common equivalent shares (1)	-	-	-	1,286,000	-

Tangible common shares outstanding	10,033,705	10,033,017	10,032,001	9,936,244	8,650,314

(1)	On February 24, 2010, the common equivalent shares converted into common shares.

Table 9
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2010	2009

Fully taxable-equivalent basis data
Net interest income	$39,984	$36,514
Total revenue, net of interest expense	88,722	95,531
Net interest yield (1)	2.81%	2.65%
Efficiency ratio	70.16	52.68

Performance ratios, excluding goodwill impairment charge (2)
Per common share information
Earnings	$0.83
Diluted earnings	0.82
Efficiency ratio	58.43%
Return on average assets	0.51
Return on average common shareholders’ equity	5.23
Return on average tangible common shareholders’ equity	10.36
Return on average tangible shareholders’ equity	9.03

Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$39,084	$35,550
Fully taxable-equivalent adjustment	900	964

Net interest income on a fully taxable-equivalent basis	$39,984	$36,514

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$87,822	$94,567
Fully taxable-equivalent adjustment	900	964

Total revenue, net of interest expense on a fully taxable-equivalent basis	$88,722	$95,531

Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charge
Total noninterest expense	$62,244	$50,328
Goodwill impairment	(10,400)	-

Total noninterest expense, excluding goodwill impairment charge	$51,844	$50,328

Reconciliation of income tax expense (benefit) to income tax expense on a fully taxable-equivalent basis
Income tax expense (benefit)	$3,266	$(691)
Fully taxable-equivalent adjustment	900	964

Income tax expense on a fully taxable-equivalent basis	$4,166	$273

Reconciliation of net income (loss) to net income, excluding goodwill impairment charge
Net income (loss)	$(994)	$6,470
Goodwill impairment	10,400	-

Net income, excluding goodwill impairment charge	$9,406	$6,470

Reconciliation of net income (loss) applicable to common shareholders to net income applicable to common shareholders, excluding goodwill impairment charge
Net income (loss) applicable to common shareholders	$(2,030)	$2,992
Goodwill impairment	10,400	-

Net income applicable to common shareholders, excluding goodwill impairment charge	$8,370	$2,992

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$210,643	$177,289
Common Equivalent Securities	3,877	-
Goodwill	(84,959)	(86,028)
Intangible assets (excluding MSRs)	(11,246)	(12,107)
Related deferred tax liabilities	3,368	3,873

Tangible common shareholders’ equity	$121,683	$83,027

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$232,458	$242,638
Goodwill	(84,959)	(86,028)
Intangible assets (excluding MSRs)	(11,246)	(12,107)
Related deferred tax liabilities	3,368	3,873

Tangible shareholders’ equity	$139,621	$148,376

(1)	Calculation includes fees earned on overnight deposits placed with the Federal Reserve of $305 million and $249 million for the nine months ended September 30, 2010 and 2009.

(2)	Performance ratios have been calculated excluding the impact of the goodwill impairment charge of $10.4 billion recorded during the third quarter of 2010.

Core Net Interest Income
     We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the GBAM business segment section beginning on page 129, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for GBAM. In addition, the 2009 periods are presented on a managed basis which adjusted for loans that we originated and subsequently sold into credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, was recorded for securitized assets as we are compensated for servicing the securitized assets and recorded servicing income and gains or losses on securitizations, where appropriate. The 2010 periods are presented in accordance with new consolidation guidance. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, which adjusts for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation provides additional clarity in assessing our results.

Table 10
Core Net Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)
As reported (2)	$12,717	$11,753	$39,984	$36,514
Impact of market-based net interest income (3)	(1,045)	(1,394)	(3,280)	(4,810)

Core net interest income	11,672	10,359	36,704	31,704
Impact of securitizations (4)	n/a	2,567	n/a	8,050

Core net interest income (5)	$11,672	$12,926	$36,704	$39,754

Average earning assets
As reported (2)	$1,863,819	$1,790,000	$1,902,303	$1,837,706
Impact of market-based earning assets (5)	(494,777)	(468,844)	(514,249)	(478,288)

Core average earning assets	1,369,042	1,321,156	1,388,054	1,359,418
Impact of securitizations (6)	n/a	81,703	n/a	86,438

Core average earning assets (7)	$1,369,042	$1,402,859	$1,388,054	$1,445,856

Net interest yield contribution (1, 7)
As reported	2.72%	2.61%	2.81%	2.65%
Impact of market-based activities (3)	0.67	0.52	0.72	0.46

Core net interest yield on earning assets	3.39	3.13	3.53	3.11
Impact of securitizations	n/a	0.54	n/a	0.56

Core net interest yield on earning assets (5)	3.39%	3.67%	3.53%	3.67%

(1)	FTE basis

(2)
Balance and calculation includes fees earned on overnight deposits placed with the Federal Reserve of $107 million for both the three months ended September 30, 2010 and 2009 and $305 million and $249 million for the nine months ended September 30, 2010 and 2009.

(3)	Represents the impact of market-based amounts included in GBAM .

(4)	Represents the impact of securitizations utilizing actual bond costs which is different from the business segment view which utilizes funds transfer pricing methodologies.

(5)	Periods subsequent to January 1, 2010 are presented in accordance with new consolidation guidance. Prior periods are presented on a managed basis.

(6)	Represents average securitized loans less accrued interest receivable and certain securitized bonds retained.

(7)	Calculated on an annualized basis.

n/a = not applicable
     For the three and nine months ended September 30, 2010, core net interest income decreased $1.3 billion to $11.7 billion and $3.1 billion to $36.7 billion compared to core net interest income on a managed basis of $12.9 billion and $39.8 billion for the same periods in 2009. The decrease was driven by lower loan levels compared to managed loan levels for the same periods in 2009, and lower yields for the discretionary and credit card portfolios. These impacts were partially offset by lower rates on deposits.
     For the three and nine months ended September 30, 2010, core average earning assets decreased $33.8 billion to $1.4 trillion and $57.8 billion to $1.4 trillion compared to core average earning assets on a managed basis of $1.4 trillion for both of the same periods in 2009. The decrease was primarily due to lower commercial loan levels and lower consumer loan levels compared to managed consumer loan levels. The impact was partially offset by increased investment securities levels for the same periods in 2009.
     For the three and nine months ended September 30, 2010, core net interest yield decreased 28 bps to 3.39 percent and 14 bps to 3.53 percent compared to core net interest yield on a managed basis of 3.67 percent for both of the same periods in 2009 due to the factors noted above.

Table 11
Quarterly Average Balances and Interest Rates – FTE Basis
	Third Quarter 2010			Second Quarter 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments (1)	$23,233	$86	1.45%	$30,741	$70	0.93%
Federal funds sold and securities borrowed or purchased under agreements to resell	254,820	441	0.69	263,564	457	0.70
Trading account assets	210,529	1,692	3.20	213,927	1,853	3.47
Debt securities (2)	328,097	2,646	3.22	314,299	2,966	3.78
Loans and leases (3):
Residential mortgage (4)	237,292	2,797	4.71	247,715	2,982	4.82
Home equity	143,083	1,457	4.05	148,219	1,537	4.15
Discontinued real estate	13,632	122	3.56	13,972	134	3.84
Credit card – domestic	115,251	3,113	10.72	118,738	3,121	10.54
Credit card – foreign	27,047	875	12.84	27,706	854	12.37
Direct/Indirect consumer (5)	95,692	1,130	4.68	98,549	1,233	5.02
Other consumer (6)	2,955	47	6.35	2,958	46	6.32

Total consumer	634,952	9,541	5.98	657,857	9,907	6.03

Commercial – domestic	192,306	2,040	4.21	195,144	2,005	4.12
Commercial real estate (7)	55,660	452	3.22	64,218	541	3.38
Commercial lease financing	21,402	255	4.78	21,271	261	4.90
Commercial – foreign	30,540	282	3.67	28,564	256	3.59

Total commercial	299,908	3,029	4.01	309,197	3,063	3.97

Total loans and leases	934,860	12,570	5.35	967,054	12,970	5.38

Other earning assets	112,280	949	3.36	121,205	994	3.29

Total earning assets (8)	1,863,819	18,384	3.93	1,910,790	19,310	4.05

Cash and cash equivalents (1)	155,784	107		209,686	106
Other assets, less allowance for loan and lease losses	359,794			373,956

Total assets	$2,379,397			$2,494,432

(1)
Fees earned on overnight deposits placed with the Federal Reserve, which were included in the time deposits placed and other short-term investments line in prior periods, have been reclassified to cash and cash equivalents, consistent with the balance sheet presentation of these deposits. Net interest income and net interest yield in the table are calculated excluding these fees.

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

(4)
Includes foreign residential mortgage loans of $502 million, $506 million and $538 million in the third, second and first quarters of 2010, and $550 million and $662 million in the fourth and third quarters of 2009, respectively.

(5)
Includes foreign consumer loans of $7.7 billion, $7.7 billion and $8.1 billion in the third, second and first quarters of 2010, and $8.6 billion and $8.4 billion in the fourth and third quarters of 2009, respectively.

(6)
Includes consumer finance loans of $2.0 billion, $2.1 billion and $2.2 billion in the third, second and first quarters of 2010, and $2.3 billion and $2.4 billion in the fourth and third quarters of 2009, respectively; other foreign consumer loans of $788 million, $679 million and $664 million in the third, second and first quarters of 2010, and $689 million and $700 million in the fourth and third quarters of 2009, respectively; and consumer overdrafts of $123 million, $155 million and $132 million in the third, second and first quarters of 2010, and $192 million and $243 million in the fourth and third quarters of 2009, respectively.

(7)
Includes domestic commercial real estate loans of $53.1 billion, $61.6 billion and $65.6 billion in the third, second and first quarters of 2010, and $68.2 billion and $70.7 billion in the fourth and third quarters of 2009, respectively; and foreign commercial real estate loans of $2.5 billion, $2.6 billion and $3.0 billion in the third, second and first quarters of 2010, and $3.1 billion and $3.6 billion in the fourth and third quarters of 2009, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $643 million, $479 million and $272 million in the third, second and first quarters of 2010, and $248 million and $136 million in the fourth and third quarters of 2009, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.0 billion, $829 million and $970 million in the third, second and first quarters of 2010, and $1.1 billion and $873 million in the fourth and third quarters of 2009, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 195.

Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2010			Fourth Quarter 2009			Third Quarter 2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments (1)	$27,600	$61	0.89%	$28,566	$90	1.25%	$29,485	$26	0.35%
Federal funds sold and securities borrowed or purchased under agreements to resell	266,070	448	0.68	244,914	327	0.53	223,039	722	1.28
Trading account assets	214,542	1,795	3.37	218,787	1,800	3.28	212,488	1,909	3.58
Debt securities (2)	311,136	3,173	4.09	279,231	2,921	4.18	263,712	3,048	4.62
Loans and leases (3)
Residential mortgage (4)	243,833	3,100	5.09	236,883	3,108	5.24	241,924	3,258	5.38
Home equity	152,536	1,586	4.20	150,704	1,613	4.26	153,269	1,614	4.19
Discontinued real estate	14,433	153	4.24	15,152	174	4.58	16,570	219	5.30
Credit card – domestic	125,353	3,370	10.90	49,213	1,336	10.77	49,751	1,349	10.76
Credit card – foreign	29,872	906	12.30	21,680	605	11.08	21,189	562	10.52
Direct/Indirect consumer (5)	100,920	1,302	5.23	98,938	1,361	5.46	100,012	1,439	5.71
Other consumer (6)	3,002	48	6.35	3,177	50	6.33	3,331	60	7.02

Total consumer	669,949	10,465	6.30	575,747	8,247	5.70	586,046	8,501	5.77

Commercial – domestic	202,662	1,970	3.94	207,050	2,090	4.01	216,332	2,132	3.91
Commercial real estate (7)	68,526	575	3.40	71,352	595	3.31	74,276	600	3.20
Commercial lease financing	21,675	304	5.60	21,769	273	5.04	22,068	178	3.22
Commercial – foreign	28,803	264	3.72	29,995	287	3.78	31,533	297	3.74

Total commercial	321,666	3,113	3.92	330,166	3,245	3.90	344,209	3,207	3.70

Total loans and leases	991,615	13,578	5.53	905,913	11,492	5.05	930,255	11,708	5.01

Other earning assets	122,097	1,053	3.50	130,487	1,222	3.72	131,021	1,333	4.05

Total earning assets (8)	1,933,060	20,108	4.19	1,807,898	17,852	3.93	1,790,000	18,746	4.17

Cash and cash equivalents (1)	196,911	92		230,618	130		196,116	107
Other assets, less allowance for loan and lease losses	386,619			392,508			412,085

Total assets	$2,516,590			$2,431,024			$2,398,201

For footnotes see page 112.

Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2010			Second Quarter 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$37,008	$36	0.39%	$37,290	$43	0.46%
NOW and money market deposit accounts	442,906	359	0.32	442,262	372	0.34
Consumer CDs and IRAs	132,687	377	1.13	147,425	441	1.20
Negotiable CDs, public funds and other time deposits	17,326	57	1.30	17,355	59	1.36

Total domestic interest-bearing deposits	629,927	829	0.52	644,332	915	0.57

Foreign interest-bearing deposits:
Banks located in foreign countries	18,557	38	0.81	19,994	34	0.70
Governments and official institutions	2,992	3	0.28	4,990	3	0.26
Time, savings and other	52,310	80	0.61	51,176	79	0.62

Total foreign interest-bearing deposits	73,859	121	0.65	76,160	116	0.61

Total interest-bearing deposits	703,786	950	0.54	720,492	1,031	0.57

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	391,148	848	0.86	454,051	891	0.79
Trading account liabilities	95,265	635	2.65	100,021	715	2.87
Long-term debt	485,588	3,341	2.74	497,469	3,582	2.88

Total interest-bearing liabilities (8)	1,675,787	5,774	1.37	1,772,033	6,219	1.41

Noninterest-bearing sources:
Noninterest-bearing deposits	270,060			271,123
Other liabilities	199,572			217,815
Shareholders’ equity	233,978			233,461

Total liabilities and shareholders’ equity	$2,379,397			$2,494,432

Net interest spread			2.56%			2.64%
Impact of noninterest-bearing sources			0.13			0.10

Net interest income/yield on earning assets (1)		$12,610	2.69%		$13,091	2.74%

For footnotes see page 112.

Quarterly Average Balances and Interest Rates –	FTE Basis (continued)
	First Quarter 2010			Fourth Quarter 2009			Third Quarter 2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$35,126	$43	0.50%	$33,749	$54	0.63%	$34,170	$49	0.57%
NOW and money market deposit accounts	416,110	341	0.33	392,212	388	0.39	356,873	353	0.39
Consumer CDs and IRAs	166,189	567	1.38	192,779	835	1.72	214,284	1,100	2.04
Negotiable CDs, public funds and other time deposits	19,763	63	1.31	31,758	82	1.04	48,905	118	0.96

Total domestic interest-bearing deposits	637,188	1,014	0.65	650,498	1,359	0.83	654,232	1,620	0.98

Foreign interest-bearing deposits:
Banks located in foreign countries	18,338	32	0.70	16,477	30	0.73	15,941	29	0.73
Governments and official institutions	6,493	3	0.21	6,650	4	0.23	6,488	4	0.23
Time, savings and other	54,104	73	0.55	54,469	79	0.57	53,013	57	0.42

Total foreign interest-bearing deposits	78,935	108	0.55	77,596	113	0.58	75,442	90	0.47

Total interest-bearing deposits	716,123	1,122	0.64	728,094	1,472	0.80	729,674	1,710	0.93

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	508,332	818	0.65	450,538	658	0.58	411,063	1,237	1.19
Trading account liabilities	90,134	660	2.97	83,118	591	2.82	73,290	455	2.46
Long-term debt	513,634	3,530	2.77	445,440	3,365	3.01	449,974	3,698	3.27

Total interest-bearing liabilities (8)	1,828,223	6,130	1.35	1,707,190	6,086	1.42	1,664,001	7,100	1.70

Noninterest-bearing sources:
Noninterest-bearing deposits	264,892			267,066			259,621
Other liabilities	193,584			206,169			218,596
Shareholders’ equity	229,891			250,599			255,983

Total liabilities and shareholders’ equity	$2,516,590			$2,431,024			$2,398,201

Net interest spread			2.84%			2.51%			2.47%
Impact of noninterest-bearing sources			0.08			0.08			0.12

Net interest income/yield on earning assets (1)		$13,978	2.92%		$11,766	2.59%		$11,646	2.59%

For footnotes see page 112.

Table 12
Year-to-Date Average Balances and Interest Rates -Fully Taxable-equivalent Basis
	Nine Months Ended September 30
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments (1)	$27,175	$217	1.06%	$27,094	$244	1.20%
Federal funds sold and securities borrowed or purchased under agreements to resell	261,444	1,346	0.69	232,680	2,567	1.47
Trading account assets	212,985	5,340	3.35	216,462	6,436	3.97
Debt securities (2)	317,906	8,785	3.69	268,291	10,303	5.12
Loans and leases (3):
Residential mortgage (4)	242,922	8,879	4.87	253,531	10,427	5.49
Home equity	147,911	4,580	4.14	156,128	5,123	4.38
Discontinued real estate	14,009	409	3.89	18,078	908	6.70
Credit card – domestic	119,744	9,604	10.72	53,444	4,330	10.83
Credit card – foreign	28,198	2,635	12.50	18,973	1,517	10.69
Direct/Indirect consumer (5)	98,368	3,665	4.98	100,349	4,655	6.20
Other consumer (6)	2,973	141	6.34	3,346	187	7.43

Total consumer	654,125	29,913	6.11	603,849	27,147	6.00

Commercial – domestic	196,665	6,015	4.09	229,462	6,793	3.96
Commercial real estate (7)	62,755	1,568	3.34	74,021	1,777	3.21
Commercial lease financing	21,448	820	5.10	22,050	717	4.33
Commercial – foreign	29,309	802	3.66	33,878	1,119	4.42

Total commercial	310,177	9,205	3.97	359,411	10,406	3.87

Total loans and leases	964,302	39,118	5.42	963,260	37,553	5.21

Other earning assets	118,491	2,996	3.38	129,919	3,883	4.00

Total earning assets (8)	1,902,303	57,802	4.06	1,837,706	60,986	4.43

Cash and cash equivalents (1)	187,310	305		184,650	249
Other assets, less allowance for loan and lease losses	373,357			424,771

Total assets	$2,462,970			$2,447,127

(1)
Fees earned on overnight deposits placed with the Federal Reserve, which were included in the time deposits placed and other short-term investments line in prior periods, have been reclassified in this table to cash and cash equivalents, consistent with the balance sheet presentation of these deposits. Net interest income and net interest yield are calculated excluding these fees.

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

(4)	Includes foreign residential mortgages of $515 million and $647 million for the nine months ended September 30, 2010 and 2009.

(5)	Includes foreign consumer loans of $7.9 billion and $7.8 billion for the nine months ended September 30, 2010 and 2009.

(6)
Includes consumer finance loans of $2.1 billion and $2.5 billion, and other foreign consumer loans of $711 million and $646 million, and consumer overdrafts of $137 million and $226 million for the nine months ended September 30, 2010 and 2009.

(7)
Includes domestic commercial real estate loans of $60.1 billion and $71.5 billion, and foreign commercial real estate loans of $2.7 billion and $2.5 billion for the nine months ended September 30, 2010 and 2009.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $1.4 billion and $208 million for the nine months ended September 30, 2010 and 2009. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities $2.8 billion and $1.9 billion for the nine months ended September 30, 2010 and 2009. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 195.

Year-to-Date Average Balances and Interest Rates - Fully Taxable-equivalent Basis (continued)
	Nine Months Ended September 30
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities
Domestic interest-bearing deposits:
Savings	$36,482	$122	0.45%	$33,645	$161	0.64%
NOW and money market deposit accounts	433,858	1,072	0.33	347,423	1,169	0.45
Consumer CDs and IRAs	148,644	1,385	1.25	226,555	4,219	2.49
Negotiable CDs, public funds and other time deposits	18,138	179	1.32	39,829	391	1.31

Total domestic interest-bearing deposits	637,122	2,758	0.58	647,452	5,940	1.23

Foreign interest-bearing deposits:
Banks located in foreign countries	18,964	104	0.73	20,381	114	0.75
Governments and official institutions	4,812	9	0.24	7,893	14	0.23
Time, savings and other	52,524	232	0.59	55,214	267	0.65

Total foreign interest-bearing deposits	76,300	345	0.60	83,488	395	0.63

Total interest-bearing deposits	713,422	3,103	0.58	730,940	6,335	1.16

Federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings	450,748	2,557	0.76	501,485	4,854	1.29
Trading account liabilities	95,159	2,010	2.82	68,530	1,484	2.90
Long-term debt	498,794	10,453	2.80	447,038	12,048	3.60

Total interest-bearing liabilities (8)	1,758,123	18,123	1.38	1,747,993	24,721	1.89

Noninterest-bearing sources:
Noninterest-bearing deposits	268,710			245,242
Other liabilities	203,679			211,254
Shareholders’ equity	232,458			242,638

Total liabilities and shareholders’ equity	$2,462,970			$2,447,127

Net interest spread			2.68%			2.54%
Impact of noninterest-bearing sources			0.11			0.09

Net interest income/yield on earning assets (1)		$39,679	2.79%		$36,265	2.63%

For footnotes see page 116.

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
     Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. The nature of these risks is discussed further beginning on page 145. The Corporation benefits from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The total amount of average equity reflects both risk-based capital and the portion of goodwill and intangibles specifically assigned to the business segments.
     For more information on our basis of presentation, selected financial information for the business segments and reconciliations to consolidated total revenue, net income and period-end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

Deposits

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$1,922	$1,726	$6,183	$5,324
Noninterest income:
Service charges	1,138	1,904	4,112	5,152
All other income	-	2	2	4

Total noninterest income	1,138	1,906	4,114	5,156

Total revenue, net of interest expense	3,060	3,632	10,297	10,480

Provision for credit losses	62	93	160	268
Noninterest expense	2,693	2,286	7,678	7,173

Income before income taxes	305	1,253	2,459	3,039
Income tax expense (1)	110	439	906	1,073

Net income	$195	$814	$1,553	$1,966

Net interest yield (1)	1.87%	1.64%	2.01%	1.77%
Return on average equity	3.17	13.63	8.57	11.19
Efficiency ratio (1)	88.03	62.93	74.57	68.45

Balance Sheet

Average
Total earning assets (2)	$407,025	$416,570	$411,178	$401,837
Total assets (2)	433,203	443,204	437,612	428,223
Total deposits	408,009	418,449	412,593	403,551
Allocated equity	24,382	23,688	24,238	23,499

			September 30	December 31
Period end			2010	2009

Total earning assets (2)			$405,552	$417,713
Total assets (2)			431,604	444,612
Total deposits			406,340	419,583

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).
     Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes an allocation of ALM activities. In the U.S., we serve approximately 57 million consumer and small business relationships through a franchise that stretches coast to coast through 32 states and the District of Columbia utilizing our network of 5,900 banking centers, 18,000 ATMs, nationwide call centers and leading online and mobile banking platforms.
     Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees.
     In the fourth quarter of 2009, we implemented changes in our overdraft fee policies which have negatively impacted revenue. These changes were intended to help customers limit overdraft fees. In addition, amendments to Regulation E became effective July 1, 2010 for new customers and August 16, 2010 for existing customers. These rules partially impacted the third quarter of 2010 and will have a full impact beginning in the fourth quarter of 2010. For more information on Regulation E, see Regulatory Matters beginning on page 143.

     At September 30, 2010, our active online banking customer base was 29.3 million subscribers, an increase of approximately 100 thousand from the same period in 2009 and our active bill pay users paid $227.5 billion of bills online during the nine months ended September 30, 2010, which is in line with the year-ago period.
     Deposits includes the net impact of migrating customers and their related deposit balances between GWIM and Deposits. For more information on the migration of customer balances, see GWIM beginning on page 134.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Net income fell $619 million, or 76 percent, to $195 million from lower revenue and higher noninterest expense. The revenue decline was driven by the impact of Regulation E and related overdraft fee policy changes. Net interest income increased $196 million, or 11 percent, to $1.9 billion as a result of disciplined pricing and a customer shift to more liquid products, partially offset by a lower residual net interest income allocation related to ALM activities. Average deposits declined $10.4 billion from a year ago as organic growth was more than offset by the decline in higher-yielding Countrywide deposits and the transfer of certain deposits to other client-managed businesses.
     Noninterest income fell $768 million, or 40 percent, to $1.1 billion. The decline in service charges is primarily due to the implementation of Regulation E and the impact of overdraft fee policy changes. The impact of Regulation E in the third quarter was a reduction in service charges of approximately $375 million pre-tax. The 2010 full-year decrease in revenue related to the implementation of Regulation E and the impact of overdraft policy changes is expected to be approximately $1.0 billion after-tax.
     Noninterest expense increased $407 million, or 18 percent, to $2.7 billion as a result of an increase in distribution costs as a higher proportion of banking center sales and service efforts were aligned to Deposits from the other consumer businesses.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Net income fell $413 million, or 21 percent, to $1.6 billion as revenue declined and noninterest expense increased. Net interest income increased $859 million, or 16 percent, to $6.2 billion, while noninterest income decreased $1.0 billion, or 20 percent, to $4.1 billion. In addition, noninterest expense increased $505 million, or seven percent, to $7.7 billion. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, average deposits grew $9.0 billion as organic growth and the transfer of certain deposits from other client-managed businesses were offset by the expected decline in higher yielding Countrywide deposits. Noninterest expense includes FDIC charges of $675 million as compared to $997 million during the same period in 2009 which included a special FDIC assessment.

Global Card Services

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009 (1)	2010	2009 (1)

Net interest income (2)	$4,361	$4,920	$13,618	$15,094
Noninterest income:
Card income	1,877	2,183	5,658	6,460
All other income (loss)	(527)	147	99	405

Total noninterest income	1,350	2,330	5,757	6,865

Total revenue, net of interest expense	5,711	7,250	19,375	21,959

Provision for credit losses	3,177	6,823	10,507	22,699
Goodwill impairment	10,400	-	10,400	-
All other noninterest expense	1,699	1,915	5,207	5,848

Loss before income taxes	(9,565)	(1,488)	(6,739)	(6,588)
Income tax expense (benefit) (2)	306	(533)	1,349	(2,321)

Net loss	$(9,871)	$(955)	$(8,088)	$(4,267)

Net interest yield (2)	10.09%	9.37%	10.14%	9.35%
Return on average equity	n/m	n/m	n/m	n/m
Efficiency ratio (2)	n/m	26.40	80.55	26.64
Efficiency ratio, excluding goodwill impairment charge (2, 3)	29.75	26.40	26.87	26.64

Balance Sheet
Average
Total loans and leases	$171,191	$208,650	$179,290	$216,101
Total earning assets	171,456	208,287	179,494	215,901
Total assets	177,634	224,165	186,491	232,816
Allocated equity	35,270	40,652	39,623	40,807

			September 30	December 31
Period end			2010	2009

Total loans and leases			$168,845	$196,289
Total earning assets			169,615	196,046
Total assets			169,813	212,668

(1)
Prior year amounts are presented on a managed basis. For information on managed basis, refer to Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

(2)	FTE basis

(3)	Excludes goodwill impairment of $10.4 billion during the three and nine months ended September 30, 2010.

n/m = not meaningful
     Global Card Services provides a broad offering of products including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. We provide credit card products to customers in the U.S., Canada, Ireland, Spain and the U.K. We offer a variety of co-branded and affinity credit and debit card products and are one of the leading issuers of credit cards through endorsed marketing in the U.S. and Europe. On February 22, 2010, the majority of the provisions in the CARD Act went into effect and negatively affected net interest income during the three and nine months ended September 30, 2010 due to the restrictions on our ability to reprice credit cards based on risk and on card income due to restrictions imposed on certain fees. The 2010 full-year decrease in revenue is expected to be approximately $1.0 billion after-tax. For more information on the CARD Act, see Regulatory Matters beginning on page 143.
     The Corporation reports its Global Card Services 2010 results in accordance with new consolidation guidance. Under this new consolidation guidance, we consolidated all credit card trusts. Accordingly, current year results are comparable to prior year results that were presented on a managed basis. For more information on managed basis, refer to Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and for more information on new consolidation guidance, refer to Impact of Adopting New Consolidation Guidance on page 103 and Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

     On July 21, 2010, the Financial Reform Act was signed into law. As a result of the this legislation and final rulemaking over the next year, we estimate that debit card revenue in Global Card Services will be reduced by approximately $2.0 billion annually based on current volumes starting in the third quarter of 2011, assuming limited mitigation in this segment. This current estimate of revenue loss resulted in a $10.4 billion goodwill impairment charge in Global Card Services. The goodwill impairment analysis includes limited mitigation actions to recapture the lost revenue. We have identified other potential mitigation actions, but they are in the early stages of development and some of them may impact other segments. For additional information, refer to Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements and Complex Accounting Estimates on page 201.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Global Card Services recorded a net loss of $9.9 billion primarily due to the $10.4 billion goodwill impairment charge. Excluding this charge, Global Card Services would have reported net income of $529 million, compared to a net loss of $955 million in the prior year. Revenue decreased $1.5 billion, or 21 percent, to $5.7 billion, driven by lower average loans, reduced interest and fee income primarily resulting from the implementation of the CARD Act and the impact of recording a $592 million reserve for payment protection insurance claims in the U.K. For more information on payment protection insurance, refer to Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.
     Net interest income decreased $559 million, or 11 percent, to $4.4 billion as average loans decreased $37.5 billion partially offset by lower funding costs.
     Noninterest income decreased $980 million, or 42 percent, to $1.4 billion driven by the reserve related to payment protection insurance claims and lower card income of $306 million primarily due to the implementation of the CARD Act.
     Provision for credit losses improved $3.6 billion driven by $3.2 billion lower net charge-offs and reserve reductions in the consumer card, consumer lending and small business portfolios. The prior year included a reserve addition due to maturing securitizations which had an unfavorable impact on the 2009 provision expense.
     Noninterest expense increased $10.2 billion primarily due to the goodwill impairment charge. Excluding the impairment charge, noninterest expense decreased $216 million as a higher proportion of costs associated with banking center sales and service efforts were aligned to Deposits from Global Card Services.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Global Card Services recorded a net loss of $8.1 billion compared to a net loss of $4.3 billion as a decline in provision for credit losses was more than offset by higher noninterest expense and lower revenue. Excluding the goodwill impairment charge, Global Card Services would have reported net income of $2.3 billion compared to a net loss of $4.3 billion a year ago. Net interest income decreased $1.5 billion to $13.6 billion and noninterest income declined $1.1 billion to $5.8 billion. Provision for credit losses decreased $12.2 billion to $10.5 billion. Noninterest expense increased $9.8 billion to $15.6 billion due to the goodwill impairment charge of $10.4 billion. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, the decline in noninterest income was partially offset by the gain on the sale of our MasterCard equity holdings during the second quarter of 2010.

Home Loans & Insurance

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$1,346	$1,309	$3,559	$3,700
Noninterest income:
Mortgage banking income	1,756	1,424	4,417	7,505
Insurance income	574	594	1,725	1,728
All other income	68	86	462	179

Total noninterest income	2,398	2,104	6,604	9,412

Total revenue, net of interest expense	3,744	3,413	10,163	13,112

Provision for credit losses	1,302	2,897	7,292	8,995
Noninterest expense	2,979	3,049	9,125	8,540

Loss before income taxes	(537)	(2,533)	(6,254)	(4,423)
Income tax benefit (1)	(193)	(898)	(2,304)	(1,567)

Net loss	$(344)	$(1,635)	$(3,950)	$(2,856)

Net interest yield (1)	2.87%	2.59%	2.53%	2.55%
Efficiency ratio (1)	79.57	89.33	89.78	65.13

Balance Sheet

Average
Total loans and leases	$127,713	$132,599	$130,685	$129,910
Total earning assets	186,022	200,426	188,307	193,694
Total assets	223,133	236,086	228,765	229,212
Allocated equity	26,628	24,737	26,749	18,615

			September 30	December 31
Period end			2010	2009

Total loans and leases			$127,701	$131,302
Total earning assets			178,970	188,349
Total assets			215,592	232,588

(1)	FTE basis
     Home Loans & Insurance generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products are available to our customers through a retail network of approximately 5,900 banking centers, mortgage loan officers in 700 locations and a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent and wholesale loan acquisition channels. On October 5, 2010, we announced that we are exiting from the first mortgage wholesale acquisition channel to allow greater focus on our retail and correspondent channels.
     Home Loans & Insurance products include fixed and adjustable rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s first mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. Funded home equity lines of credit and home equity loans are held on our balance sheet. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance. In July 2010, we announced our intention to sell Balboa Insurance Group, a wholly-owned subsidiary and part of Home Loans & Insurance, which provides primarily lender-placed insurance to financial institutions and their customers, as well as homeowners, renters and life insurance to consumers.
     Home Loans & Insurance includes the impact of transferring customers and their related loan balances between GWIM and Home Loans & Insurance based on client segmentation thresholds. For more information on the migration of customer balances, see GWIM beginning on page 134.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Home Loans & Insurance recorded a net loss of $344 million compared to a net loss of $1.6 billion mainly as a result of lower provisions for credit losses and improved mortgage banking income.
     Net interest income increased $37 million, or three percent, to $1.3 billion. Noninterest income increased $294 million, or 14 percent, to $2.4 billion due to an increase in mortgage banking income of $332 million. The increase in mortgage banking income was driven by higher servicing revenues due to favorable MSR results, net of hedges, and higher core production revenue driven by wider production margins. These improvements were partially offset by an increase of $417 million in representations and warranties expense. For additional information on representations and warranties, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements and Representations and Warranties beginning on page 139.
     Provision for credit losses decreased $1.6 billion to $1.3 billion driven primarily by improving portfolio trends which led to lower net charge-offs and reserve reductions in 2010 compared to reserve increases in the prior year. In addition, provision for credit losses benefited from a lower reserve addition in the Countrywide purchased credit-impaired home equity portfolio.
     Noninterest expense was essentially flat from a year ago as lower production and insurance expenses were offset by higher costs related to the increase in default management staff and other loss mitigation activities.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Home Loans & Insurance recorded a net loss of $4.0 billion compared to a net loss of $2.9 billion due to a decline in mortgage banking income of $3.1 billion and an increase in noninterest expense of $585 million, offset by a $1.7 billion decline in the provision for credit losses. Mortgage banking income declined as a result of lower production income driven by increased representations and warranties expense, and lower production volume driven by declines in the market demand for refinances. Also contributing to the decrease in mortgage banking income was lower servicing income due to less favorable MSR results, net of hedges. In addition, higher litigation costs impacted noninterest expense in 2010.
     Provision for credit losses decreased $1.7 billion to $7.3 billion driven by lower reserve additions due to the factors noted above. In addition, provision for credit losses was adversely impacted by certain modified loans that were written-down to the underlying collateral value and additional provision expense associated with home equity VIEs that were consolidated on January 1, 2010 under new consolidation guidance.
Mortgage Banking Income
     We categorize Home Loans & Insurance mortgage banking income into production and servicing income. Production income is comprised of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and loans held for sale (LHFS), the related secondary market execution, and costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue, which is eliminated in All Other, for transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio related to the Corporation’s mortgage production retention decisions.
     Servicing income includes income earned in connection with these activities such as late fees and MSR valuation adjustments, net of economic hedge activities. The costs associated with our servicing activities are included in noninterest expense.
     On October 18, 2010, Countrywide Home Loans Servicer LP, in its capacity as servicer on 115 private-label mortgage-backed securities (MBS) securitizations, received a letter that asserts breaches of certain servicing obligations. For additional information, see Executive Summary – Recent Events beginning on page 95.
     Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. Our home retention efforts are also part of our servicing activities, along with responding to customer inquiries and supervising foreclosures and property dispositions. In an effort to avoid foreclosure, Bank of America evaluates all workout options prior to foreclosure sale which, together with new requirements, has resulted in elongated default timelines. Our servicing agreements with certain loan investors require us to comply with usual and customary standards in the liquidation of delinquent mortgage loans. Our agreements with the government-sponsored enterprises (GSEs) provide for timelines to complete the liquidation of delinquent loans. In instances where we fail to meet these timelines, our agreements provide the GSEs the option to assess compensatory fees. Given the uncertainty of such an assessment and the factors that exist which may be deemed as uncontrollable causes of at least a portion of such delays, we have not determined that a loss is probable and cannot reasonably estimate the amount of a possible loss or range of loss. Additionally, we may face demands and claims from private-label RMBS investors concerning alleged breaches of customary servicing standards.
     See Complex Accounting Estimates – Goodwill and Intangible Assets beginning on page 202 for a discussion of the goodwill impairment tests on Home Loans & Insurance.
     The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Production income
Core production revenue	$1,849	$1,573	$4,560	$5,776
Representations and warranties	(872)	(455)	(2,646)	(1,335)

Total production income	977	1,118	1,914	4,441

Servicing income:
Servicing fees	1,623	1,590	4,841	4,618
Impact of customer payments	(924)	(1,111)	(2,961)	(3,402)
Fair value changes of MSRs, net of economic hedge results (1)	(90)	(313)	119	1,444
Other servicing-related revenue	170	140	504	404

Total net servicing income	779	306	2,503	3,064

Total Home Loans & Insurance mortgage banking income	1,756	1,424	4,417	7,505
Other business segments’ mortgage banking income (loss) (2)	(1)	(126)	(264)	(366)

Total consolidated mortgage banking income	$1,755	$1,298	$4,153	$7,139

(1)	Includes sale of mortgage servicing rights.

(2)	Includes the effect of transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio in All Other.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Production income of $977 million represented a decrease of $141 million as representations and warranties expense increased, partially offset by higher core production revenue. Core production revenue increased $276 million due to an increase in production margins, partially offset by a decline in production volume due mainly to a decline in market share. Representations and warranties expense increased to $872 million from $455 million due to increased estimates of defaults combined with a higher rate of repurchase or similar requests and an increase in the probability that the resolution of such requests will be a repurchase or indemnification of the investor for loss. For additional information on representations and warranties, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements and Representations and Warranties beginning on page 139.
     Net servicing income increased $473 million largely due to improved MSR results, net of hedges. For additional information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 200.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Production income of $1.9 billion represented a decrease of $2.5 billion with $1.2 billion of the decrease due to a decline in production volume resulting from weaker market demand for refinance transactions. In addition, representations and warranties expense increased $1.3 billion compared to a year ago due to the same reasons described above as well as our continued evaluation of exposure to repurchases and similar claims, including repurchase demands from monoline insurers. For additional information on representations and warranties, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements and Representations and Warranties beginning on page 139.

     Net servicing income decreased $561 million largely due to lower MSR results, net of hedges. For additional information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 200.

Home Loans & Insurance Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2010	2009	2010		2009

Loan production
Home Loans & Insurance:
First mortgage	$69,875	$89,484	$205,981		$271,003
Home equity	2,000	2,225	5,602		8,068
Total Corporation (1):
First mortgage	$71,925	$95,654	$213,365		$291,517
Home equity	2,136	2,739	6,300		10,427

			September 30		December 31
			2010		2009

Mortgage servicing portfolio (in billions) (2)			$2,080		$2,151
Mortgage loans serviced for investors (in billions)			1,669		1,716
Mortgage servicing rights:
Balance			12,251		19,465
Capitalized mortgage servicing rights (% of loans serviced for investors)			73	bps	113	bps

(1)	In addition to loan production in Home Loans & Insurance, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.
     First mortgage production in Home Loans & Insurance was $69.9 billion and $206.0 billion for the three and nine months ended September 30, 2010 compared to $89.5 billion and $271.0 billion in the same periods of 2009. The decrease of $19.6 billion compared to the three-month period a year ago was driven primarily by a decline in market share. The decrease of $65.0 billion compared to the nine-month period a year ago was driven by weaker market demand for refinance transactions. Home equity production was $2.0 billion and $5.6 billion for the three and nine months ended September 30, 2010 compared to $2.2 billion and $8.1 billion in the same periods of 2009. The decreases of $225 million and $2.5 billion were primarily due to more stringent underwriting guidelines for home equity lines of credit and loans as well as lower consumer demand.
     At September 30, 2010, the consumer MSR balance was $12.3 billion, which represented 73 bps of the related unpaid principal balance as compared to $19.5 billion, or 113 bps of the related unpaid principal balance at December 31, 2009. The decrease in the consumer MSR balance was driven by the impact of declining mortgage rates during the third quarter, and the impact of elevated servicing costs partially offset by the addition of new MSRs recorded in connection with sales of loans. In addition, elevated servicing costs reduced expected cash flows. These factors combined resulted in the 40 bps decrease in capitalized MSRs as a percentage of loans serviced.

Global Commercial Banking

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$1,874	$2,012	$6,205	$5,972
Noninterest income:
Service charges	528	533	1,599	1,556
All other income	157	227	563	796

Total noninterest income	685	760	2,162	2,352

Total revenue, net of interest expense	2,559	2,772	8,367	8,324

Provision for credit losses	554	2,057	2,103	5,925
Noninterest expense	1,000	959	2,876	2,902

Income (loss) before income taxes	1,005	(244)	3,388	(503)
Income tax expense (benefit) (1)	368	(84)	1,248	(244)

Net income (loss)	$637	$(160)	$2,140	$(259)

Net interest yield (1)	2.61%	3.05%	3.03%	3.25%
Return on average equity	6.14	n/m	6.82	n/m
Efficiency ratio (1)	39.06	34.61	34.37	34.87

Balance Sheet

Average
Total loans and leases	$198,839	$225,994	$206,209	$232,426
Total earning assets (2)	284,941	261,876	273,760	245,891
Total assets (2)	315,632	292,878	304,581	277,894
Total deposits	148,534	131,548	145,857	125,333
Allocated equity	41,172	42,193	41,924	41,805

	September 30	December 31
Period end	2010	2009

Total loans and leases	$195,858	$215,237
Total earning assets (2)	271,410	264,855
Total assets (2)	302,684	295,947
Total deposits	150,981	147,023

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

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
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Global Commercial Banking recorded net income of $637 million compared to a net loss of $160 million, with the improvement primarily driven by lower credit costs.
     Net interest income decreased $138 million, or seven percent, primarily due to a lower residual net interest income allocation related to ALM activities. Client deleveraging, which we believe has stabilized, coupled with higher levels of liquidity is reflected in Global Commercial Banking’s balance sheet and earnings. Net interest income was impacted by the $27.2 billion, or 12 percent, decline in average loan balances, partially offset by improved loan spreads on new, renewed and amended facilities. In addition, net interest income also benefited from the growth in average deposits of $17.0 billion, or 13 percent.
     Noninterest income decreased $75 million, or 10 percent, to $685 million due to a decrease in all other income of $70 million, or 31 percent, driven by the absence of a valuation adjustment recorded in the prior-year period and additional costs related to our agreement to purchase certain retail automotive loans. As clients manage through current economic conditions, we have seen usage of certain treasury services decline and increased conversion of paper to electronic services offset by lower credit utilization. The net effect of this dynamic has kept service charges flat.
     The provision for credit losses was $554 million compared to $2.1 billion in the prior-year period. The decrease was primarily driven by reserve reductions and lower net charge-offs in the commercial real estate portfolio, reflecting stabilization of appraised values primarily in the homebuilder portfolio and fewer single name charge-offs, combined with lower net charge-offs in the commercial domestic portfolio reflecting improved borrower credit profiles.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Net income increased $2.4 billion driven by an increase in net interest income of $233 million and a decrease in provision for credit losses of $3.8 billion. The increase in net interest income was driven by improved loan spreads on new, renewed and amended facilities offset by the impact of a decline in average loan balances. Noninterest income was impacted by a decrease of $190 million due to additional costs related to our agreement to purchase certain retail automotive loans. The period-over-period changes in provision were driven by the same factors as described in the three-month discussion above.
Global Commercial Banking Revenue
     Global Commercial Banking revenues can also be categorized as business lending revenue derived from credit-related products and services and treasury services revenue primarily from capital and treasury management. Business lending revenue of $1.6 billion and $5.1 billion for the three and nine months ended September 30, 2010 decreased $172 million and $52 million compared to the same periods in 2009 due to the decline in average loan balances partially offset by improved loan spreads on new, renewed and amended facilities. Treasury services revenue of $1.0 billion and $3.3 billion decreased $41 million and increased $95 million for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The decrease for the three months ended September 30, 2010 compared to the same period in 2009 is primarily due to the growth in average deposits offset by lower treasury service charges and a lower residual net interest income allocation related to ALM activities. The increase for the nine months ended September 30, 2010 is due to the growth in average deposits partially offset by the same factors as described in the three-month discussion.

Global Banking & Markets

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$1,874	$2,255	$5,997	$7,403
Noninterest income:
Service charges	520	555	1,568	1,478
Investment and brokerage services	581	590	1,880	2,066
Investment banking income	1,306	1,232	3,824	3,957
Trading account profits	2,453	3,411	8,727	10,426
All other income (loss)	442	(369)	935	1,695

Total noninterest income	5,302	5,419	16,934	19,622

Total revenue, net of interest expense	7,176	7,674	22,931	27,025

Provision for credit losses	(157)	538	(43)	1,451
Noninterest expense	4,446	3,653	13,602	12,328

Income before income taxes	2,887	3,483	9,372	13,246
Income tax expense (1)	1,439	1,241	3,777	4,623

Net income	$1,448	$2,242	$5,595	$8,623

Return on average equity	10.94%	17.49%	13.97%	23.61%
Efficiency ratio (1)	61.96	47.60	59.32	45.62

Balance Sheet

Average
Total trading-related assets (2)	$497,954	$496,278	$506,461	$513,037
Total loans and leases	98,847	105,995	97,925	114,578
Total market-based earning assets	494,777	468,844	514,249	478,288
Total earning assets	593,176	570,599	610,965	589,216
Total assets	753,287	754,295	771,483	789,860
Total deposits	106,865	104,228	107,927	103,630
Allocated equity	52,519	50,844	53,561	48,820

	September 30	December 31
Period end	2010	2009

Total trading-related assets (2)	$508,611	$410,755
Total loans and leases	99,476	95,930
Total market-based earning assets	500,664	404,315
Total earning assets	605,761	505,698
Total assets	759,767	656,809
Total deposits	109,956	102,093

(1)	FTE basis

(2)	Includes assets which are not considered earning assets (i.e., derivative assets).
     GBAM provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide debt and equity underwriting and distribution capabilities, merger-related and other advisory services, and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. The business may take positions in these products and participate in market-making activities dealing in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS and asset-backed securities (ABS). Underwriting debt and equity issuances, securities research and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. GBAM is a leader in the global distribution of fixed income, currency and energy commodity products and derivatives. GBAM also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products. Our corporate banking services provide a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our corporate clients are generally defined as companies with sales greater than $2 billion. GBAM also includes the results of our merchant processing joint venture, Banc of America Merchant Services, LLC.

     During the second quarter of 2009, we entered into a joint venture agreement with First Data Corporation (First Data) to form Banc of America Merchant Services, LLC. The joint venture provides payment solutions, including credit, debit and prepaid cards, and check and e-commerce payments to merchants ranging from small businesses to corporate and commercial clients worldwide. In addition to Bank of America and First Data, the remaining stake was initially held by a third party. During the second quarter of 2010, the third party sold its interest to the joint venture, thus increasing the Corporation’s ownership interest in the joint venture to 49 percent. For additional information on the joint venture agreement, see Note 5 – Securities to the Consolidated Financial Statements.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Net income decreased $794 million to $1.4 billion driven by reduced revenues, increased noninterest expense, and higher income taxes related to the impact of the U.K. tax rate reduction on deferred tax assets, partially offset by lower provision expense.
     Net interest income decreased $381 million to $1.9 billion due to lower spreads on trading-related assets and lower average loans and leases, which decreased $7.1 billion, or 7 percent, driven primarily by reduced demand. Net interest income is both market-based, which is related to sales and trading, and core, which is related to credit and treasury services. Noninterest income decreased $117 million due to decreased sales and trading revenue. Noninterest expense increased $793 million due in part to the recognition of expense on proportionately larger prior-year incentive deferrals. Provision for credit losses decreased $695 million driven by lower net charge-offs and reserve reductions reflecting improvement in borrower credit profiles and reduction in reservable criticized levels.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Net income decreased $3.0 billion to $5.6 billion due to the prior year pre-tax gain of $3.8 billion related to the contribution of the merchant processing business to the joint venture.
Components of Global Banking & Markets
Sales and Trading Revenue
     Sales and trading revenue is segregated into fixed-income including investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities (CMBS), RMBS and CDO; currencies including interest rate and foreign exchange contracts; commodities including primarily futures, forwards, swaps and options; and equity income from equity-linked derivatives and cash equity activity.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Sales and trading revenue (1)
Fixed income, currencies and commodities (FICC)	$3,527	$4,004	$11,358	$11,454
Equity income	974	1,265	3,356	3,951

Total sales and trading revenue	$4,501	$5,269	$14,714	$15,405

(1)
Includes $62 million and $212 million of net interest income on a FTE basis for the three and nine months ended September 30, 2010 compared to $86 million and $321 million for the same periods in 2009.

     Sales and trading revenue decreased $768 million to $4.5 billion for the three months ended September 30, 2010 compared to the same period in 2009 due to more favorable market conditions in the prior-year period, and a lack of liquidity this quarter as sovereign debt fears and regulatory uncertainty fueled investor concerns. FICC revenue decreased $477 million to $3.5 billion primarily due to lower results in credit products, which benefited a year earlier from spread tightening. Equities revenue decreased $291 million to $974 million due to lower volumes and a decline in trading revenue. Additionally, we recorded net credit spread losses on derivative liabilities in the third quarter of 2010 of $34 million compared to losses of $714 million due to more significant spread tightening during the prior year quarter. Gains on legacy assets were $264 million for the three months ended September 30, 2010 and $218 million for the same period in 2009.

     Sales and trading revenue decreased $691 million to $14.7 billion for the nine months ended September 30, 2010 compared to the same period in 2009. FICC revenue decreased $96 million to $11.4 billion due to lower revenue in our rates and currencies and credit products offset by improved results in our mortgage-backed products. We recorded net credit spread gains on derivative liabilities during the nine months ended September 30, 2010 of $212 million compared to losses of $631 million in 2009. Gains on legacy assets were $51 million for the nine months ended September 30, 2010 compared to write-downs of $2.8 billion for the same period in 2009. Losses in the prior year were primarily driven by our CDO exposure, as well as monoline and CMBS exposure.
     Equity income was $3.4 billion for the nine months ended September 30, 2010 compared to $4.0 billion for the same period in 2009 driven by lower domestic volumes and market conditions in the derivatives business.
Investment Banking Income
     Product specialists within GBAM underwrite and distribute debt and equity securities, and certain other loan products, and provide advisory services. To provide a complete discussion of our consolidated investment banking income, the table below presents total investment banking income for the Corporation, substantially all of which is recorded in GBAM with the remainder in GWIM and Global Commercial Banking.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Investment banking income
Advisory (1)	$273	$207	$682	$828
Debt issuance	798	724	2,398	2,323
Equity issuance	341	403	1,003	1,067

	1,412	1,334	4,083	4,218
Offset for intercompany fees (2)	(41)	(80)	(153)	(263)

Total investment banking income	$1,371	$1,254	$3,930	$3,955

(1)	Advisory includes fees on debt and equity advisory and mergers and acquisitions.

(2)	Represents the offset to fees paid on the Corporation’s transactions.
     Investment banking income increased $117 million to $1.4 billion and decreased $25 million to $3.9 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Equity issuance fees decreased $62 million and $64 million for the three and nine months ended September 30, 2010 primarily reflecting lower levels of industry-wide activity. Debt issuance fees increased $74 million and $75 million for the three and nine months ended September 30, 2010 mainly driven by investment grade debt issuances and strong results in leveraged finance in the third quarter and first nine months of the year. Advisory fees increased $66 million and decreased $146 million for the three and nine months ended September 30, 2010.
Global Corporate Banking
     Client relationship teams along with product partners work with our customers and provide them with a wide range of lending-related products and services, integrated working capital management and treasury solutions through the Corporation’s global network of offices. Global Corporate Banking lending revenues of $821 million and $2.6 billion for the three and nine months ended September 30, 2010 increased $217 million and $543 million compared to same periods in 2009. The increase for the three and nine months ended September 30, 2010 is primarily due to higher fees and the negative impact of hedge results in 2009. Treasury services revenue of $645 million and $2.0 billion for the three and nine months ended September 30, 2010 decreased $104 million and $3.9 billion primarily due to a $3.8 billion pre-tax gain in the prior year related to the contribution of the merchant processing business to a joint venture. Equity investment income from the joint venture was $36 million and $97 million for the three and nine months ended September 30, 2010.

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
     For the three and nine months ended September 30, 2010, we incurred $64 million and $669 million of losses resulting from our CDO exposure. This compares to $287 million and $2.0 billion in CDO-related losses for the same periods in 2009. Included in these losses in 2010 were $59 million and $377 million related to counterparty risk on our CDO-related exposure, as compared to $149 million and $777 million in 2009. Also included in these losses were other-than-temporary impairment (OTTI) losses of $2 million and $251 million compared to $258 million and $856 million in the same periods in 2009 related to CDOs and retained positions classified as AFS debt securities.
     As presented in the table below at September 30, 2010, our hedged and unhedged super senior CDO exposure before consideration of insurance, net of write-downs, was $2.2 billion. For additional information on our CDO positions, including the super senior CDO exposure in the table below and our maximum exposure to loss, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

Super Senior Collateralized Debt Obligation Exposure
	September 30, 2010
		Retained	Total	Non-
(Dollars in millions)	Subprime (1)	Positions	Subprime	Subprime (2)	Total

Unhedged	$729	$327	$1,056	$301	$1,357
Hedged (3)	604	—	604	236	840

Total	$1,333	$327	$1,660	$537	$2,197

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the original net exposure value of the underlying collateral.

(2)	Includes highly-rated collateralized loan obligations and CMBS super senior exposure.

(3)	Hedged amounts are presented at carrying value before consideration of the insurance.
     We value our CDO structures using market-standard models to model the specific collateral composition and cash flow structure of each deal. Key inputs to the model are prepayment rates, default rates and severities for each collateral type, and other relevant contractual features. Unrealized losses recorded in accumulated OCI on super senior cash positions and retained positions from liquidated CDOs in aggregate decreased $340 million and $222 million for the three and nine months to $628 million at September 30, 2010.
     At September 30, 2010, total super senior exposure of $2.2 billion was marked at 18 percent, including $327 million of retained positions from liquidated CDOs marked at 43 percent, $537 million of non-subprime exposure marked at 32 percent, and the remaining $1.3 billion exposure marked at 14 percent of the original net exposure amounts. The percentages marked are based on original exposure balances.

Credit Default Swaps with Monoline Financial Guarantors
	September 30, 2010
		Other
	Super	Guaranteed
(Dollars in millions)	Senior CDO s	Positions	Total

Notional	$3,276	$35,556	$38,832

Mark-to-market or guarantor receivable	$2,860	$6,880	$9,740
Credit valuation adjustment	(2,188)	(3,444)	(5,632)

Total	$672	$3,436	$4,108

Credit valuation adjustment %	77%	50%	58%
(Write-downs) gains during the three months ended September 30, 2010	$(59)	$146	$87
(Write-downs) gains during the nine months ending September 30, 2010	(392)	300	(92)

     Monoline wrap protection on our super senior CDOs had a notional value of $3.3 billion at September 30, 2010, with a receivable of $2.9 billion and a counterparty credit valuation adjustment of $2.2 billion, or 77 percent. For the three and nine months ended September 30, 2010, we recorded $59 million and $392 million of counterparty credit risk-related write-downs on these positions. At December 31, 2009, the monoline wrap on our super senior CDOs had a notional value of $3.8 billion, with a receivable of $2.8 billion and a counterparty credit valuation adjustment of $1.9 billion, or 66 percent. In addition, we held collateral in the form of cash and marketable securities of $1.4 billion and $1.1 billion at September 30, 2010 and December 31, 2009 related to our non-monoline purchased insurance.
     In addition to the monoline exposure related to super senior CDOs, at September 30, 2010 and December 31, 2009, we had $35.6 billion and $38.8 billion of notional exposure to monolines that predominantly hedge corporate collateralized loan obligation and CDO exposures as well as CMBS, RMBS and other ABS cash and synthetic exposures. Mark-to-market monoline derivative credit exposure was $6.9 billion at September 30, 2010 compared to $8.3 billion at December 31, 2009. This decrease was driven by positive valuation adjustments on legacy assets and terminated monoline contracts.
     At September 30, 2010, the counterparty credit valuation adjustment related to non-super senior CDO monoline derivative exposure was $3.4 billion which reduced our net mark-to-market exposure to $3.4 billion. We do not hold collateral against these derivative exposures. Also, during the three and nine months ended September 30, 2010, we recognized gains of $146 million and $300 million for counterparty credit risk related to these positions.
     With the Merrill Lynch acquisition, we acquired a loan with a carrying value of $4.3 billion as of September 30, 2010 that is collateralized by U.S. super senior ABS CDOs. Merrill Lynch originally provided financing to the borrower for an amount equal to approximately 75 percent of the fair value of the collateral. The loan has full recourse to the borrower and all scheduled payments on the loan have been received. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. Collateral for the loan is excluded from our CDO exposure discussions and the applicable tables.

Global Wealth & Investment Management

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Net interest income (1)	$1,292	$1,329	$4,068	$4,271
Noninterest income:
Investment and brokerage services	2,134	2,104	6,525	6,262
All other income	646	439	1,979	1,463

Total noninterest income	2,780	2,543	8,504	7,725

Total revenue, net of interest expense	4,072	3,872	12,572	11,996

Provision for credit losses	128	515	491	1,007
Noninterest expense	3,449	3,005	10,011	9,263

Income before income taxes	495	352	2,070	1,726
Income tax expense (1)	182	118	941	603

Net income	$313	$234	$1,129	$1,123

Net interest yield (1)	2.13%	2.53%	2.33%	2.60%
Return on average equity	5.19	4.94	6.53	8.41
Efficiency ratio (1)	84.70	77.64	79.63	77.22

Balance Sheet

Average
Total loans and leases	$99,318	$101,155	$99,122	$104,444
Total earning assets (2)	240,796	208,699	233,528	219,548
Total assets (2)	271,304	239,352	264,554	251,719
Total deposits	237,878	214,992	230,604	226,964
Allocated equity	23,896	18,802	23,137	17,850

			September 30	December 31
Period end			2010	2009

Total loans and leases			$99,772	$99,571
Total earning assets (2)			240,831	221,115
Total assets (2)			272,272	254,473
Total deposits			243,586	224,839

(1)	FTE basis

(2)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).
     GWIM consists of three primary businesses: Merrill Lynch Global Wealth Management (MLGWM), U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Retirement & Philanthropic Services (RPS).
     MLGWM’s advisory business provides a high-touch client experience through a network of approximately 15,400 financial advisors focused on clients with more than $250,000 in total investable assets. MLGWM also includes Merrill Edge, a new integrated investing and banking service, which is targeted at clients with less than $250,000 in total assets, and provides team-based investment advice and guidance, brokerage services, a self-directed online investing platform and key banking capabilities, including access to the Corporation’s branch network and approximately 18,000 ATMs. In addition, MLGWM includes the Private Banking & Investments Group.
     U.S. Trust, together with MLGWM’s Private Banking & Investments Group, provides comprehensive wealth management solutions targeted at wealthy and ultra-wealthy clients with investable assets of more than $5 million, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
     RPS partners with GWIM financial advisors to provide institutional and personal retirement solutions (including investment management administration, recordkeeping and custodial services for 401(k), pension, profit-sharing, equity award and non-qualified deferred compensation plans), and comprehensive investment advisory and philanthropic services to individuals, small to large corporations, pension plans, endowments and foundations.

     GWIM results also include the BofA Global Capital Management (BACM) business, which is the cash and liquidity asset management business that Bank of America retained following the sale of the Columbia long-term asset management business, the Corporation’s approximate 34 percent economic ownership interest in BlackRock and other miscellaneous items. The historical results of Columbia’s long-term asset management business have been transferred to All Other.
     Revenue from MLGWM was $3.1 billion and $9.5 billion for the three and nine months ended September 30, 2010, which was relatively flat compared to the same periods in the prior year. Revenue from U.S. Trust was $611 million and $1.9 billion, up two percent for both periods compared to the same periods in the prior year. Revenue from RPS was $269 million and $810 million, up eight percent and seven percent compared to the same periods in the prior year.
     GWIM results include the impact of migrating clients and their related deposit and loan balances to or from Deposits, Home Loans & Insurance and the ALM portfolio as presented in the table below. The directional shift of total deposits migrated was mainly due to client segmentation threshold changes. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

Migration Summary
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Total deposits — GWIM from (to) Deposits	$2,807	$(3,176)	$4,838	$(42,588)
Total loans — GWIM to Home Loans & Insurance and the ALM portfolio	(113)	(2,538)	(1,543)	(16,403)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Net income increased $79 million, or 34 percent, to $313 million driven in part by lower credit costs and higher revenue, partially offset by higher noninterest expense. Net interest income decreased $37 million, or three percent, to $1.3 billion as higher deposit levels were more than offset by lower corporate ALM activity. Noninterest income increased $237 million, or nine percent, to $2.8 billion primarily due to higher asset management fees driven by higher market levels, continued long-term assets under management flows and lower levels of support to certain cash funds partially offset by lower brokerage income. Provision for credit losses decreased $387 million, or 75 percent, to $128 million driven by lower reserve additions and net charge-offs in the consumer real estate and commercial portfolios, along with the absence of a single large commercial charge-off in the prior year. Noninterest expense increased $444 million, or 15 percent, to $3.4 billion driven by increases in revenue-related expenses, higher personnel costs associated with increased staffing levels, higher litigation and support costs.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Net income remained relatively flat at $1.1 billion as an increase of $779 million in noninterest income and a decrease of $516 million in provision for credit losses were offset by higher noninterest expense of $748 million and a decline of $203 million in net interest income. The period over period changes in net interest income, noninterest income and provision for credit losses were driven by the same factors as described in the three-month discussion above. Additionally, the decrease in net interest income was driven by the impact of net migration of client relationships to Deposits, Home Loans & Insurance and the ALM portfolio in the prior year, and the increase in noninterest income was driven by higher equity investment income related to our investment in BlackRock. The increase in noninterest expense was driven by increases in revenue-related expenses, higher personnel costs associated with increased staffing levels and higher support costs.

Client Balances
     The table below presents client balances which consist of assets under management, client brokerage assets, assets in custody, client deposits, and loans and leases.

Client Balances by Type
	September 30	December 31
(Dollars in millions)	2010	2009

Assets under management	$624,158	$749,852
Client brokerage assets (1)	1,436,098	1,401,063
Assets in custody	125,784	143,870
Client deposits	243,586	224,839
Loans and leases	99,772	99,571
Less: Client brokerage assets and assets in custody included in assets under management	(360,267)	(346,681)

Total client balances (2)	$2,169,131	$2,272,514

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.

(2)	Includes the Columbia Management long-term asset management business through the date of sale on May 1, 2010. At December 31, 2009, it represented $96.7 billion, net of eliminations.
     The decrease in client balances was due to the sale of the Columbia long-term asset management business, outflows in MLGWM’s non-fee based brokerage assets and outflows in BACM’s money market assets due to the continued low rate environment partially offset by higher market levels.

All Other

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010 (1)	2009	2010 (1)	2009

Net interest income (2)	$48	$477	$354	$1,774
Noninterest income:
Card income	-	286	-	891
Equity investment income	94	882	2,575	8,184
Gains on sales of debt securities	794	1,442	1,456	3,585
All other income (loss)	(276)	(2,027)	632	(3,326)

Total noninterest income	612	583	4,663	9,334

Total revenue, net of interest expense	660	1,060	5,017	11,108

Provision for credit losses	330	2,090	2,796	6,588
Merger and restructuring charges (3)	421	594	1,450	2,188
All other noninterest expense	129	845	1,895	2,086

Income (loss) before income taxes	(220)	(2,469)	(1,124)	246
Income tax benefit (2)	(543)	(928)	(1,751)	(1,894)

Net income (loss)	$323	$(1,541)	$627	$2,140

Balance Sheet

Average
Total loans and leases (4)	$238,457	$155,184	$250,553	$165,086
Total assets (4, 5)	205,204	208,221	269,484	237,403
Total deposits	44,586	95,131	59,640	92,139
Allocated equity	30,112	55,065	23,227	51,242

			September 30	December 31
Period end			2010	2009

Total loans and leases (4)			$241,837	$161,128
Total assets (4, 5)			187,928	133,135
Total deposits			37,130	65,433

(1)	Current periods are presented in accordance with new consolidation guidance.

(2)	FTE basis

(3)	For more information on merger and restructuring charges, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements.

(4)	Loan amounts are net of the securitization offset of $97.5 billion and $100.7 billion for the three and nine months ended September 30, 2009 and $89.7 billion at December 31, 2009.

(5)
Includes elimination of segments’ excess asset allocations to match liabilities (i.e., deposits) of $635.9 billion and $547.6 billion for the three months ended September 30, 2010 and 2009, $611.2 billion and $514.5 billion for the nine months ended September 30, 2010 and 2009, and $627.0 billion and $586.3 billion at September 30, 2010 and December 31, 2009.

     All Other includes our Equity Investments businesses and Other. For periods prior to 2010, Global Card Services was reported on a managed basis which included a securitization impact adjustment. All Other’s results included a corresponding securitization offset which removed the impact of these securitized loans in order to present the consolidated results on a GAAP basis (i.e., held basis). The current periods are presented in accordance with new consolidation guidance, which we adopted on January 1, 2010. For more information on managed basis, refer to Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
     Equity Investments includes Global Principal Investments, Corporate Investments and Strategic Investments. During the first quarter of 2010, the $2.7 billion Corporate Investment equity portfolio was sold as a result of a change in our investment portfolio objectives shifting more to core interest income and reducing our exposure to equity market risk, resulting in a loss of $331 million.
     Global Principal Investments (GPI) is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Global Principal Investments had unfunded equity commitments of $1.5 billion at September 30, 2010, related to certain of these investments. For more information on these commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements. Affiliates of the Corporation

may, from time to time, act as general partner, fund manager and/or investment advisor to certain Corporation-sponsored real estate private equity funds. In such capacities, these affiliates manage and/or provide investment advisory services to such real estate private equity funds primarily for the benefit of third-party institutional and private clients. Such activities inherently involve risk to us and to the fund investors, and in certain situations may result in loss. In the third quarter, we recorded a loss of $165 million related to a consolidated real estate private equity fund for which we are the general partner and investment advisor. During the quarter, we sold our exposure of $1.7 billion in certain private equity funds, comprised of $859 million in capital and $794 million in unfunded commitments, resulting in no gain or loss in the three months ended September 30, 2010.
     The Strategic Investments business includes our investment in CCB. At September 30, 2010, we owned approximately 11 percent, or 25.6 billion common shares of CCB. In the third quarter of 2010, we recorded in accumulated OCI a $6.2 billion after-tax unrealized gain on 23.6 billion shares of our investment in CCB, which previously had been carried at cost. These shares were reclassified to available-for-sale in the three months ended September 30, 2010 because the sales restrictions on 23.6 billion of these shares expire within one year, and therefore, we recorded the unrealized gain in accumulated OCI, net of an 11.5 percent restriction discount. Sales restrictions on the remaining two billion CCB shares continue until August 2013, and these shares continue to be carried at cost. At September 30, 2010, for all CCB shares, the cost basis was $9.2 billion, the carrying value was $19.0 billion and the fair value was $20.0 billion.
     The table below presents the components of All Other’s equity investment income and reconciliation to the total consolidated equity investment income for the three and nine months ended September 30, 2010 and 2009 and also All Other’s equity investments at September 30, 2010 and December 31, 2009.

Equity Investment Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009

Global Principal Investments	$46	$713	$1,437	$551
Corporate Investments	5	109	(300)	(153)
Strategic and other investments	43	60	1,438	7,786

Total equity investment income included in All Other	94	882	2,575	8,184
Total equity investment income (loss) included in the business segments	263	(39)	1,173	(196)

Total consolidated equity investment income	$357	$843	$3,748	$7,988

Equity Investments
	September 30	December 31
	2010	2009

Global Principal Investments	$12,171	$14,071
Corporate Investments	-	2,731
Strategic and other investments	19,663	17,860

Total equity investments included in All Other	$31,834	$34,662

     Other includes the residential mortgage portfolio associated with ALM activities, the residual impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. Other also includes certain amounts associated with ALM activities, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations, the impact of foreign exchange rate fluctuations related to revaluation of foreign currency-denominated debt, fair value adjustments on certain structured notes, certain gains (losses) on sales of whole mortgage loans, gains (losses) on sales of certain debt securities and other-than-temporary impairment write-downs on certain AFS securities. In addition, Other includes adjustments to net interest income and income tax expense to remove the FTE effect of items (primarily low-income housing tax credits) that are reported on a FTE basis in the business segments. Other also includes a trust services business which is a client-focused business providing trustee services and fund administration to various financial services companies.
     On July 1, 2010, we completed the sale of First Republic at book value and as a result, we removed $17.4 billion of loans and $17.8 billion of deposits from our consolidated balance sheet.
Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
     All Other reported net income of $323 million compared to a net loss of $1.5 billion driven primarily by a significantly lower provision for credit losses and also lower noninterest expense. Net interest income decreased $429 million to $48 million as the prior year included net interest income driven by capital raises occurring throughout 2009 that were not allocated to the businesses. Noninterest income was relatively flat and included a decrease in equity investment income of $788 million as the prior year included positive valuation adjustments on public and private investments within GPI, and gains on sales of debt securities declined $648 million to $794 million, largely offset by lower losses on structured liabilities of $190 million compared to losses of $1.8 billion in the prior year.
     Provision for credit losses decreased $1.8 billion to $330 million mainly due to reserve reductions in the residential mortgage portfolio due to improving portfolio trends as compared to reserve additions in the prior year. The provision benefited from a lower reserve addition in the Countrywide purchased credit-impaired discontinued real-estate portfolio.
     The income tax benefit for the current-year period included the release of a valuation allowance established for acquired capital loss carryforward amounts.
Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
     Net income decreased $1.5 billion to $627 million as decreases in net interest income of $1.4 billion and noninterest income of $4.7 billion were partially offset by a decrease in the provision of $3.8 billion and lower merger and restructuring charges of $738 million. These period-over-period changes were driven by the same factors as described in the three-month discussion above. In addition, the prior-year period included a $7.3 billion pre-tax gain resulting from sales of shares in CCB in addition to gains on the sale of agency mortgage-backed securities of $2.1 billion. These prior period gains combined with the lower losses on structured liabilities were somewhat offset by the same factors described above. Income tax benefit was $1.8 billion compared to $1.9 billion, reflecting higher tax benefits on the decrease in pre-tax income, offset by lower benefit on the release of a valuation allowance.
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
Representations and Warranties
     We securitize first-lien mortgage loans generally in the form of MBS guaranteed by GSEs. In addition, in prior years, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans and home equity loans as private-label MBS or in the form of whole loans. In connection with these securitizations and whole loan sales, we or our subsidiaries or legacy companies made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans, indemnify or provide other remedy to an investor or securitization trust. In such cases, the repurchaser bears any subsequent credit loss on the mortgage loans. The repurchaser’s credit loss may be reduced by any recourse to sellers of loans for representations and warranties previously provided when such loans were purchased. Subject to the requirements and limitations of the applicable agreements, representations and warranties can be enforced by the trustee, investor or, in certain first-lien and home equity securitizations where monolines have insured all or some of the related bonds issued, by the insurer at any time over the life of the loan.
     Importantly, the contractual liability to repurchase arises if there is a breach of the representations and warranties that materially and adversely affects the interest of all investors in the case of non-GSE loans, or if there is a breach of other standards established by the terms of the related sale agreement. We believe many of the defaults observed in these loans have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of the loan’s default. The length of time a loan performs prior to default is an important consideration. We believe that the longer a loan performs, the less likely it is that an alleged underwriting representation breach would have had a material impact on the loan’s performance or that a breach even exists. Historically, most demands for repurchase have occurred within the first few years after origination, generally after a loan has defaulted. However, in recent periods the time horizon has lengthened due to increased repurchase demands across all vintages. Our current operations are structured to attempt to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with our underwriting procedures and by servicing those mortgages consistent with secondary mortgage market standards.
     The representations and warranties given in the sales of loans related to, among other things, the ownership of the loan and the validity of the lien securing the loan. Recently, there has been significant public commentary regarding mortgage securitization processes, the use of the electronic records system operated by the Mortgage Electronic Registration Systems, Inc. (MERS), and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. The process for mortgage loan transfers into securitization trusts is based on a well-established body of law that establishes the ownership of mortgage loans by the securitization trusts and we believe we have substantially executed this process. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors or securitization trusts. Although the GSEs do not require the use of MERS, the GSEs permit standard forms of mortgages and deeds of trust that use MERS and loans that employ these forms are considered to be properly documented for the GSEs’ purposes. We believe that the use of MERS is widespread in the industry.
     The probable losses to be absorbed under the representations and warranties obligations and the guarantees are recorded as a liability when the loans are sold and are updated by accruing a representations and warranties expense in mortgage banking income throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, probability that a repurchase request will be received, number of payments made by the borrower prior to default and probability that a loan will be required to be repurchased. Given that these factors vary by counterparty, we analyze our representations and warranties obligations based on the specific party with whom the sale was made. Although the timing and volume has varied, we have experienced increasing repurchase and similar requests from buyers and insurers, including monolines. To date we have received a limited number of repurchase requests related to private-label MBS transactions, but we expect efforts to attempt to assert repurchase requests by private-label MBS investors may increase in the future. See Executive Summary – Recent Events on page 95 for additional information. We perform a loan by loan review of all repurchase requests and have and will continue to contest such demands that we do not believe are valid. Overall, disputes have increased with buyers and insurers regarding representations and warranties.
     The liability for representations and warranties, and corporate guarantees, is included in accrued expenses and other liabilities and the related expense is included in mortgage banking income. At September 30, 2010, and December 31, 2009, the liability was $4.4 billion and $3.5 billion. For the three and nine months ended September 30, 2010, the representations and warranties, and corporate guarantees expense was $872 million and $2.6 billion, compared to $455 million and $1.9 billion for the same periods in 2009. Representations and warranties expense may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances, which could have a material adverse impact on our earnings for the period.

Government-sponsored Enterprises
     During the last ten years Bank of America and our subsidiaries have sold over $2.0 trillion of loans to the GSEs and we have an established history of working with them on repurchase requests. Our experience with them continues to evolve and any disputes are generally related to such areas as the reasonableness of stated income, occupancy and undisclosed liabilities, and are typically focused on the 2004 through 2008 vintages. While the environment around the repurchase process continues to be challenging we strive to maintain a constructive relationship with the GSEs. We believe that our exposure to representations and warranties is most significant for loans sold between 2004 through 2008. Our repurchase claims experience related to loans originated prior to 2004 has not been significant and we believe that the changes made to our operations and underwriting policies have reduced our exposure after 2008. The graph below shows cumulative repurchase claims by vintage.
Cumulative GSE Repurchase Requests by Vintage

[1]	Exposure at default (EAD) represents the unpaid principal balance at the time of default, or the unpaid principal balance as of September 30, 2010.
     From 2004 through 2008 Bank of America and Countrywide sold approximately $1.2 trillion of loans to the GSEs. Through September 30, 2010, we have received approximately $18.0 billion in repurchase claims associated with these vintages, representing approximately 1.5 percent of the loans sold to the GSEs in these vintages. We have successfully resolved $11.4 billion of these claims with a net loss experience of approximately 22 percent. The level of repurchase claims from the GSEs has been elevated for the last few quarters driving the total number of outstanding repurchase claims due to the time that it takes to work loans through the claims process. The volume of loans in 2007 is significantly higher than any other vintage, which together with the high delinquency level in this vintage helps to explain the high level of repurchase claims compared to the other vintages. Our liability for obligations under representations and warranties given to the GSEs considers the existing pipeline of claims and future claims we might receive on loans that have defaulted or that we estimate will default. We also take into account our experience with the GSEs in working through repurchase claims. Although our experience with the GSEs could change in the future, we believe our predictive repurchase models, utilizing our historical repurchase experience with the GSEs while considering current developments, projections of future defaults and a continued loan by loan review, allows us to reasonably estimate the liability for obligations under representations and warranties on loans sold to the GSEs.

Monoline Insurers
     In the past, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans and home equity loans as private-label MBS where monolines have insured all or some of the related bonds issued. The contractual representations and warranties provided to the private-label securitizations insured by the monolines are less rigorous than those given to the GSEs as fraud and property valuation representations and warranties were generally not given in private-label securitizations. Additionally, the applicable agreements generally impose higher burdens for those seeking repurchase than the comparable agreements with the GSEs. Through September 30, 2010, legacy companies have sold approximately $180 billion of loans into these monoline-wrapped securitizations, including $75 billion of first-lien mortgages and $105 billion of second-lien mortgages. Of these balances, approximately one-third of the first-lien mortgages and 60 percent of the second-lien mortgages have paid off as of September 30, 2010. Of the first-lien mortgages sold, we estimate $38 billion were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines typically insured one or more securities. Through September 30, 2010, we have received $4.8 billion of representations and warranties claims related to the monoline insured deals and approximately $550 million of such claims were resolved through repurchase or indemnification of the trust for the loss. At September 30, 2010, the unpaid principal balance of loans related to unresolved monoline repurchase requests was approximately $4.2 billion, including $2.7 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $1.5 billion that is in the process of review. We have had limited experience with most of the monoline insurers in the repurchase process, which has constrained our ability to resolve the open claims. Also, certain monoline insurers have instituted litigation against Countrywide and Bank of America, which limits our relationship and ability to enter into constructive dialogue to resolve the open claims. It is not possible at this time to reasonably estimate future repurchase obligations with respect to these claims and, therefore, no liability has been recorded in connection with these counterparties, other than a liability for repurchase requests that are in the process of review. However, certain monoline insurers have engaged with us in a consistent repurchase process and we have used that experience to record a liability related to existing and future claims from such counterparties.
Whole Loan Sales and Private-label Securitizations
     In the past legacy companies and certain subsidiaries have also sold pools of first-lien mortgage loans and home equity loans as private-label MBS or in the form of whole loans in which we believe there is no participation by the monoline insurers. The loans sold include prime loans, including loans with a loan balance in excess of the conforming loan limit, Alt-A, pay-option, home equity and subprime loans. Many of the loans sold in the form of whole loans were subsequently pooled with other mortgages into private-label securitizations issued by the third-party buyer of the loans. Our repurchase claims experience with this category of counterparties prior to 2004 is limited and the amount of the claims asserted is not significant. From 2004 through 2008 legacy Countrywide and to a lesser extent Bank of America, sold loans with a total principal balance of approximately $750 billion of which approximately forty percent has been paid off. Through September 30, 2010, we have received approximately $3.9 billion of representations and warranties claims related to such loans and have resolved almost $2.9 billion of those claims to date. Approximately $1.0 billion of these claims were resolved through repurchase or indemnification and $1.9 billion were rescinded by the investor. We have reviewed approximately half of the remaining $1.0 billion claims still outstanding and have declined to repurchase based on our assessment of whether a material breach exists. The majority of the claims that we have received so far are from whole loan investors. As it relates to private-label securitizations, the ultimate representations and warranties exposure requires that counterparties have the ability to both assert a claim and actually prove there is a breach of the representations and warranties that materially and adversely affects the interest of all investors in the case of non-GSE loans, or if there is a breach of other standards established by the terms of the related sale agreement. As previously noted, we believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of the loan’s default. Bondholders and other market participants assumed the market and disclosed credit risks of the mortgage securities they purchased, including the loans backing those securities. The expansion of underwriting standards and increase in credit risk over time, including higher loan-to-value ratios, lower FICOs, less loan documentation and the fact that exceptions were made to underwriting guidelines was disclosed to market participants. In addition, the contractual representations and warranties are less rigorous than those given to the GSEs, for example, as fraud and property valuation representations and warranties were generally not given in private-label securitizations and the applicable agreements generally impose higher burdens on investors seeking repurchase than the comparable agreements with the GSEs, we believe these factors make it difficult to extrapolate the experience with the GSEs over the private-label securitizations population. Accordingly, until we have meaningful repurchase experiences with these counterparties, it is not possible to determine whether a loss has occurred and, although it is reasonably possible that a loss may occur, it is not possible at this time to estimate future repurchase experience and any related loss or range of loss.
     From 2004 to 2007 legacy Merrill Lynch, including First Franklin Financial Corporation, sold loans in this category with a total principal balance in the amount of approximately $110 billion, including certain loans made to high net worth borrowers. In addition, certain of these loans have paid off. During the nine months ended September 30, 2010, $50 million of repurchase claims were resolved through repurchase or reimbursement to the investor or securitization trust for losses they incurred compared to $13 million for the same period in 2009. At September 30, 2010, the unpaid principal balance of loans related to unresolved repurchase requests for this portfolio was approximately $815 million. We have reviewed $626 million of the claims outstanding and have declined to repurchase based on our assessment of whether a material breach exists.
     On October 18, 2010, in its capacity as servicer on 115 private label MBS securitizations, one of our subsidiaries received a letter that asserts breaches of certain servicing obligations, including an alleged failure to provide notice of breaches of representations and warranties with respect to mortgage loans included in the transactions. See Executive Summary – Recent Events on page 95 for additional information.

     See Complex Accounting Estimates – Representations and Warranties on page 205 for information related to our estimated liability for representations and warranties and corporate guarantees related to mortgage-related securitizations. For additional information regarding representations and warranties and disputes involving monolines, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements, Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
Regulatory Matters
     Refer to Item 1A. Risk Factors of the Corporation’s 2009 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for additional information on recent or proposed legislative and regulatory initiatives as well as other risks to which the Corporation is exposed, including among others enhanced regulatory scrutiny or potential legal liability as a result of the recent financial crisis.
     On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act provides for sweeping financial regulatory reform and will alter the way in which we conduct certain businesses, restrict our ability to compete, increase our costs and reduce our revenues.
     The Financial Reform Act mandates that the Federal Reserve Board (Federal Reserve) limit debit card interchange fees. Provisions in the legislation also ban banking organizations from engaging in proprietary trading and restrict their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions. The Financial Reform Act increases regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and will require clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants. The Financial Reform Act changes the assessment base used in calculating FDIC deposit insurance fees from assessable deposits to total assets less tangible capital; provides for resolution authority to establish a process to unwind large systemically important financial companies; establishes a consumer financial protection bureau; includes new minimum leverage and risk-based capital requirements for large financial institutions; and proposes disqualification of trust preferred securities and other hybrid capital securities from Tier 1 capital. Many of these provisions have begun to be or will be phased-in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.
     The Financial Reform Act will have a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions, as well as reduce available capital and have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the final rules on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. Two of the major credit ratings agencies have indicated that enactment of the Financial Reform Act, including regulators’ interpretation or rulemaking thereunder, may at some point result in a downgrade of our credit ratings. One of these ratings agencies placed our and certain other banks’ credit ratings on negative outlook based on an earlier version of financial reform legislation, and the other ratings agency placed our and other banks’ credit ratings on negative outlook shortly after the Financial Reform Act was signed into law. It remains unclear what other actions the ratings agencies may take as a result of enactment of the Financial Reform Act. However, in the event of certain credit ratings downgrades, our access to credit markets, liquidity and our related funding costs would be materially adversely affected. For additional information about our credit ratings, see Liquidity Risk and Capital Management on page 146.
     The limits to be placed on debit interchange fees will significantly reduce our debit card interchange revenues. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other credit card companies and card-issuing banks for processing electronic payment transactions. The legislation, which provides the Federal Reserve with authority over interchange fees received or charged by a card issuer, requires that fees must be “reasonable and proportional” to the costs of processing such transactions. The Federal Reserve has nine months from the date of enactment of the Financial Reform Act to provide clarification on the rules, which are to become effective one year from the enactment of the Financial Reform Act. In issuing regulations, the Federal Reserve must consider the functional similarity between debit card transactions and traditional checking transactions and the incremental costs incurred by a card issuer in processing a particular debit card transaction. In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.
     As previously announced on July 16, 2010, as a result of the Financial Reform Act and its related rules and subject to final rulemaking over the next year, we believe that our debit card revenue will be adversely impacted beginning in the third quarter of

2011. Our consumer and small business card products, including the debit card business, are part of an integrated platform within the Global Card Services business segment. Based on our current estimates of the revenue impact to this business segment, we recorded a non-tax deductible goodwill impairment charge for Global Card Services in the three months ended September 30, 2010 of $10.4 billion. The impairment charge, which is a non-cash item, had no impact on our reported Tier 1 and tangible equity ratios. For more information on goodwill and the impairment charge, refer to Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements and Complex Accounting Estimates on page 201.
     On May 22, 2009, the CARD Act was signed into law. The majority of the CARD Act provisions became effective in February 2010. The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures. The provisions of the CARD Act negatively impacted net interest income and card income during the nine months ended September 30, 2010 and are expected to negatively impact future net interest income due to the restrictions on our ability to reprice credit cards based on risk, and card income due to restrictions imposed on certain fees. The 2010 full-year decrease in revenue is expected to be approximately $1 billion after-tax.
     On November 12, 2009, the Federal Reserve issued amendments to Regulation E which implements the Electronic Fund Transfer Act. The rules became effective on July 1, 2010 for new customers and August 16, 2010 for existing customers. These amendments limit the way we and other banks charge an overdraft fee for non-recurring debit card transactions that overdraw a consumer’s account unless the consumer affirmatively consents to the bank’s payment of overdrafts for those transactions. Under previously announced plans, we do not offer customers the opportunity to opt-in to overdraft services related to non-recurring debit card transactions. However, customers are able to opt-in on a withdrawal-by-withdrawal basis to access cash through the Bank of America ATM network where the bank is able to alert customers that the transaction may overdraw their account and result in a fee if they choose to proceed. The impact of Regulation E in the third quarter was a reduction in service charges of approximately $375 million pre-tax. The 2010 full-year decrease in revenue related to the implementation of Regulation E and the impact of overdraft policy changes is expected to be approximately $1 billion after-tax.
     For information on certain Basel Committee on Banking Supervision consultative documents and proposed capital requirements, see Basel Regulatory Capital Requirements on page 153.
     On January 21, 2010, the Federal Reserve, Office of the Comptroller of the Currency, FDIC and Office of Thrift Supervision (collectively, joint agencies) issued a final rule regarding risk-based capital requirements related to the impact of the adoption of new consolidation guidance. The impact on the Corporation on January 1, 2010, due to the new consolidation guidance and the final rule was an increase in risk-weighted assets of $21.3 billion and a reduction in capital of $9.7 billion. The overall effect of the new consolidation guidance and the final rule was a decrease in Tier 1 capital and Tier 1 common ratios of 76 bps and 73 bps. For more information, see the Impact of Adopting New Consolidation Guidance section on page 103 and Liquidity Risk and Capital Management beginning on page 146.
     On July 27, 2010, the U.K. government enacted a law change reducing the corporate income tax rate by one percent effective for the 2011 U.K. tax financial year beginning on April 1, 2011. For additional information, see Financial Highlights – Income Tax Expense on page 102.
     In the U.K., the Corporation sells payment protection insurance (PPI) through its Global Card Services business to credit card customers and has previously sold this insurance to consumer loan customers. In response to an elevated level of customer complaints of misleading sales tactics across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) has investigated and raised concerns about the way some companies have handled complaints relating to the sale of these insurance policies. For additional information on PPI, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements – Payment Protection Insurance Claim Matter on page 58.
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
     On February 23, 2010, regulators issued clarifying guidance, effective in the first quarter of 2010, on modified consumer real estate loans that specifies criteria required to demonstrate a borrower’s capacity to repay the modified loan. In connection with this guidance, we reviewed our modified consumer real estate loans and determined that a portion of these loans did not meet the criteria and, therefore, were deemed collateral dependent. The guidance requires that modified loans deemed to be collateral dependent be written down to their estimated collateral value which resulted in $59 million of net charge-offs during the three months ended September 30, 2010, of which $38 million were home equity and $21 million were residential mortgage. In addition, the guidance resulted in $1.0 billion of net charge-offs during the nine months ended September 30, 2010 of which $809 million were home equity, $196 million were residential mortgage and $9 million were discontinued real estate.
     On March 4, 2009, the U.S. Treasury provided details related to the $75 billion Making Home Affordable program (MHA) which is focused on reducing the number of foreclosures and making it easier for customers to refinance loans. The MHA consists of the Home Affordable Modification Program (HAMP) which provides guidelines on first-lien loan modifications, and the Home Affordable Refinance Program (HARP) which provides guidelines for loan refinancing. For additional information, refer to page 44, Regulatory Initiatives section in the MD&A of the Corporation’s 2009 Annual Report and the paragraphs below.
     As part of the MHA program, on April 28, 2009, the U.S. government announced intentions to create the second lien modification program (2MP) that is designed to reduce the monthly payments on qualifying home equity loans and lines of credit under certain conditions, including completion of a HAMP modification on the first mortgage on the property. This program provides incentives to lenders to modify all eligible loans that fall under the guidelines of this program. Additional clarification on government guidelines for the program was announced in the first quarter of 2010. On April 8, 2010, we began early implementation of the 2MP with the mailing of trial modification offers to eligible home equity customers. We will modify eligible second liens under this initiative regardless of whether the MHA modified “first lien” is serviced by Bank of America or another participating servicer.
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
     During the nine months ended September 30, 2010, 209,000 loan modifications were completed with a total unpaid principal balance of $48.1 billion, including 84,000 customers who were converted from trial-period to permanent modifications under the HAMP. In addition, on March 26, 2010, the U.S. government announced new changes to the MHA program guidelines that will include principal forgiveness options to the HAMP for a sub-segment of qualified HAMP borrowers. The details around eligibility, forgiveness arrangements, and the incentive structures are still being finalized and are not available at the time of this filing; however, the implementation of these changes is anticipated for the fourth quarter of 2010.
     In addition to the programs described above, we have implemented several programs designed to help our customers. For information on these programs, refer to Credit Risk Management beginning on page 155. We will continue to help our customers address financial challenges through these government programs and our own home retention programs.
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

Strategic Risk Management
     Strategic risk is embedded in every line of business and is one of the major risk categories along with credit, market, liquidity, compliance and operational risks. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and resulting reputation risk. In the financial services industry, strategic risk is high due to changing customer, competitive and regulatory environments. The Corporation’s appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully taken to maintain relevance in the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the Chief Executive Officer and executive management team. Significant strategic actions, such as material acquisitions or capital actions are reviewed and approved by the Board.
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
     Our global excess liquidity sources increased $110 billion to $324 billion at September 30, 2010 compared to $214 billion at December 31, 2009 and were maintained as presented in the table below. This increase was due primarily to liquidity generated by our bank subsidiaries through loan repayments combined with lower loan demand and other factors.

Table 13
Global Excess Liquidity Sources
	September 30	December 31
(Dollars in billions)	2010	2009

Parent company	$119	$99
Bank subsidiaries	176	89
Broker/dealers	29	26

Total global excess liquidity sources	$324	$214

     As noted above, the excess liquidity available to the parent company is held in cash and high-quality, liquid, unencumbered securities and totaled $119 billion and $99 billion at September 30, 2010 and December 31, 2009. Typically, parent company cash is deposited overnight with Bank of America, N.A.
     Our bank subsidiaries’ excess liquidity sources at September 30, 2010 and December 31, 2009 consisted of $176 billion and $89 billion in cash on deposit at the Federal Reserve and high-quality, liquid, unencumbered securities. These amounts are distinct from the cash deposited by the parent company, as described above. In addition to their excess liquidity sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe could also be used to generate liquidity, such as investment grade ABS and municipal bonds. Another way our bank subsidiaries can generate incremental liquidity is by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically identified eligible assets was approximately $193 billion and $187 billion at September 30, 2010 and December 31, 2009. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries may only be used to fund obligations within the bank subsidiaries and may not be transferred to the parent company or other nonbank subsidiaries.
     Our broker/dealer subsidiaries’ excess liquidity sources at September 30, 2010 and December 31, 2009 consisted of $29 billion and $26 billion in cash and high-quality, liquid, unencumbered securities. Our broker/dealers also held significant amounts of other unencumbered securities we believe could be utilized to generate additional liquidity, including investment grade corporate bonds, ABS and equities. Liquidity held in a broker/dealer subsidiary may only be available to meet the liquidity requirements of that entity and may not be transferred to the parent company or other subsidiaries.
Time to Required Funding and Stress Modeling
     We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. The primary metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc., including certain unsecured debt instruments, primarily structured notes, which we may be required to settle for cash prior to maturity. The Asset Liability Market Risk Committee (ALMRC) has established a minimum target for Time to Required Funding of 21 months. Time to Required Funding was 23 months at September 30, 2010 compared to 25 months at December 31, 2009.
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
     We fund a substantial portion of our lending activities through our deposit base which was $977 billion and $992 billion at September 30, 2010 and December 31, 2009. Deposits are primarily generated by our Deposits, Global Commercial Banking, GWIM and GBAM segments. These deposits are diversified by clients, product type and geography. Some of our domestic deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources.
     Our trading activities are primarily funded on a secured basis through securities lending and repurchase agreements; these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often occur overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.
     In addition, our parent company, bank and broker-dealer subsidiaries regularly access short-term secured and unsecured markets through federal funds purchased, commercial paper and other short-term borrowings to support customer activities, short-term financing requirements and cash management.
     The table below presents information for short-term borrowings.

Table 14
Short-term Borrowings
	Three Months Ended September 30				Nine Months Ended September 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Average during period
Federal funds purchased	$4,608	$6,444	0.20%	0.02%	$5,205	$4,196	0.14%	0.04%
Securities loaned or sold under agreements to repurchase	313,760	345,639	0.76	1.05	367,106	366,193	0.65	1.17
Commercial paper	24,908	20,626	0.65	0.84	31,191	28,963	0.51	1.12
Other short-term borrowings	47,872	38,354	1.69	2.91	47,246	102,133	1.81	1.87

Total	$391,148	$411,063	0.86	1.19	$450,748	$501,485	0.76	1.29

Maximum month-end balance during period
Federal funds purchased	$4,560	$2,407			$8,320	$3,646
Securities loaned or sold under agreements to repurchase	312,736	368,816			458,532	407,967
Commercial paper	24,834	21,921			40,417	37,025
Other short-term borrowings	44,002	55,426			59,192	169,602

Total	$386,132	$448,570			$566,461	$618,240

	September 30, 2010		December 31, 2009
Period-end balance	Amount	Rate	Amount	Rate

Federal funds purchased	$2,712	0.22%	$4,814	0.09%
Securities loaned or sold under agreements to repurchase	293,893	0.92	250,371	0.39
Commercial paper	21,935	0.68	13,131	0.65
Other short-term borrowings	42,883	1.29	56,393	1.72

Total	$361,423	0.94	$324,709	0.59

     At September 30, 2010, commercial paper and other short-term borrowings included $13.2 billion from VIEs that were consolidated in accordance with new consolidation guidance effective January 1, 2010. For average and period-end balance discussions, see Balance Sheet Analysis beginning on page 103.
     We issue the majority of our long-term unsecured debt at the parent company and Bank of America, N.A. During the three and nine months ended September 30, 2010, the parent company issued $10.1 billion and $23.5 billion of long-term senior unsecured debt. During the nine months ended September 30, 2010, Bank of America N.A. issued $3.5 billion of long-term senior unsecured debt, all of which was issued in the first quarter of 2010.
     The primary benefits of our centralized funding strategy include greater control, reduced funding costs, wider name recognition by investors and greater flexibility to meet the variable funding requirements of subsidiaries. Where regulations, time zone differences or other business considerations make parent company funding impractical, certain other subsidiaries may issue their own debt.
     We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

     At September 30, 2010 and December 31, 2009, our long-term debt was in the currencies presented in the table below.

Table 15
Long-term Debt By Major Currency
	September 30	December 31
(Dollars in millions)	2010	2009

U.S. Dollar	$322,831	$281,692
Euros	95,000	99,917
Japanese Yen	20,027	19,903
British Pound	19,205	16,460
Australian Dollar	7,307	7,973
Canadian Dollar	6,546	4,894
Swiss Franc	2,907	2,666
Other	5,035	5,016

Total long-term debt	$478,858	$438,521

     At September 30, 2010, the above table includes $79.2 billion of primarily U.S. Dollar long-term debt of VIEs that were consolidated in accordance with new consolidation guidance effective January 1, 2010.
     We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, refer to Interest Rate Risk Management for Nontrading Activities beginning on page 195.
     We also diversify our funding sources by issuing various types of debt instruments including structured notes, which are debt obligations that pay investors with returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these notes with derivative positions and/or in the underlying instruments so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured notes of $57 billion at both September 30, 2010 and December 31, 2009.
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
Credit Ratings
     Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions including over-the-counter (OTC) derivatives. Thus, it is our objective to maintain high-quality credit ratings.
     Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change from time to time. The ratings agencies regularly review our performance, prospects and financial condition, and our securities and reevaluate their ratings of our long-term debt, short-term borrowings and other securities, including asset securitizations. These evaluations are based on a number of factors, including our own financial strength and operations as well as factors not under our control such as rating-agency-specific criteria or frameworks and conditions affecting the financial services industry generally. In light of the recent difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings.
     During 2009 and 2010, the ratings agencies have taken numerous actions, many of which were negative, to adjust our credit ratings and the outlooks for those ratings. Currently, Bank of America Corporation’s long-term senior debt and outlook expressed by the ratings agencies are as follows: A2 (negative) by Moody’s Investors Services, Inc. (Moody’s), A (negative) by Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (S&P), and A+ (Rating Watch Negative) by Fitch, Inc. (Fitch). Bank of America, N.A.’s long-term debt and outlook currently are as follows: A+ (negative), Aa3 (negative) and A+ (Rating Watch Negative) by those same three credit rating agencies, respectively. The ratings agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government but all three ratings agencies have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support for reasons arising from financial services regulatory reform proposals or legislation. In February 2010, S&P affirmed our current credit ratings but revised the outlook to negative from stable based on its belief that it is less certain whether the U.S. government would be willing to provide extraordinary support. Also, on July 27, 2010, Moody’s affirmed our current ratings but revised the outlook to negative from stable due to its expectation for lower levels of government support over time as a result of the passage of the Financial Reform Act. Also, on October 22, 2010, Fitch placed our credit ratings on Rating Watch Negative from stable outlook due to proposed regulation that could negatively impact its assessment of future systemic government support. Other factors that influence our credit ratings include changes to the ratings agencies’ methodologies, the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.
     A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If Bank of America Corporation’s or Bank of America, N.A.’s commercial paper or short-term credit ratings (which currently have the following ratings: P-1 by Moody’s, A-1 by S&P and F1+ by Fitch) were downgraded by one or more levels, the effect on our incremental cost of funds and potential lost funding would be material. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 4 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation’s 2009 Annual Report on Form 10-K.
     The credit ratings of Merrill Lynch & Co., Inc. from the three major credit ratings agencies are the same as those of Bank of America Corporation. The major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America Corporations’s credit ratings.
Regulatory Capital
     To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of four percent and a Total capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 leverage ratio of four percent. National banks must maintain a Tier 1 leverage ratio of at least five percent to be classified as “well-capitalized.” At September 30, 2010, the Corporation’s Tier 1 capital, Total capital and Tier 1 leverage ratios were 11.16 percent, 15.65 percent and 7.21 percent, respectively. This classifies the Corporation as “well-capitalized” for regulatory purposes, the highest classification.
     Certain corporate-sponsored trust companies which issue trust preferred securities are not consolidated. In accordance with Federal Reserve guidance, the Federal Reserve currently allows the trust preferred securities to qualify as Tier 1 capital with revised quantitative limits that will be effective on March 31, 2011. As a result, we include trust preferred securities in Tier 1 capital. The Financial Reform Act includes a provision under which our previously issued and outstanding trust preferred securities in the aggregate amount of $19.9 billion (approximately 135 bps of Tier 1 capital) at September 30, 2010, will no longer qualify as Tier 1 capital effective January 1, 2013. This amount excludes $1.6 billion of hybrid trust preferred securities that are expected to be converted to preferred stock prior to the date of implementation. The exclusion of trust preferred securities from Tier 1 capital will be phased in “incrementally” over a three-year phase-in period. The treatment of trust preferred securities during the phase-in period remains unclear and is subject to future rulemaking. Current limits restrict core capital elements to 15 percent of total core capital elements for internationally active bank holding companies. In addition, the Federal Reserve revised the qualitative standards for capital instruments included in regulatory capital. Internationally active bank holding companies are those that have significant activities in non-U.S. markets with consolidated assets greater than $250 billion or on-balance sheet foreign exposure greater than $10 billion. At September 30, 2010, our restricted core capital elements comprised 11.5 percent of total core capital elements. We expect to remain fully compliant with the revised limits prior to the implementation date of March 31, 2011.
     The Corporation calculates Tier 1 common capital as Tier 1 capital including any CES less preferred stock, qualifying trust preferred securities, hybrid securities and qualifying noncontrolling interest in subsidiaries. CES was included in Tier 1 common capital based upon applicable regulatory guidance and our expectation at December 31, 2009 that the underlying

Common Equivalent Junior Preferred Stock, Series S would convert into common stock following shareholder approval of additional authorized shares. Shareholders approved the increase in the number of authorized shares of common stock at a special meeting of stockholders held on February 23, 2010 and the Common Equivalent Stock converted to common stock on February 24, 2010.
     Tier 1 common capital increased $4.4 billion to $124.8 billion at September 30, 2010 compared to $120.4 billion at December 31, 2009. The Tier 1 common capital ratio increased 64 bps to 8.45 percent. The ratio increase was driven by the $9.4 billion in earnings generated for the first nine months in 2010 (excluding the goodwill impairment charge of $10.4 billion) partially offset by the $6.2 billion charge, net-of-tax, for the cumulative effect of the adoption of the new consolidation guidance primarily related to the increase in the allowance for loan and lease losses. In addition, risk-weighted assets decreased $65.7 billion primarily due to declines in loans, available-for-sale securities and letters of credit. The goodwill impairment charge does not impact regulatory capital ratios.

Table 16
Regulatory Capital
	September 30, 2010			December 31, 2009
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)

Risk-based capital

Tier 1 common

Bank of America Corporation	8.45%	$124,756	n/a	7.81%	$120,394	n/a

Tier 1

Bank of America Corporation	11.16	164,763	$59,071	10.40	160,388	$61,676

Bank of America, N.A.	11.05	115,901	41,955	10.30	111,916	43,472

FIA Card Services, N.A.	14.98	24,489	6,540	15.21	28,831	7,584

Total

Bank of America Corporation	15.65	231,120	118,142	14.66	226,070	123,401

Bank of America, N.A.	14.58	152,966	83,910	13.76	149,528	86,944

FIA Card Services, N.A.	16.77	27,416	13,080	17.01	32,244	15,168

Tier 1 leverage

Bank of America Corporation	7.21	164,763	91,407	6.88	160,388	93,267

Bank of America, N.A.	8.02	115,901	57,772	7.38	111,916	60,626

FIA Card Services, N.A.	12.54	24,489	7,808	23.09	28,831	4,994

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
n/a = not applicable

     Table 17 provides a reconciliation of the Corporation’s total shareholders’ equity at September 30, 2010 and December 31, 2009 to Tier 1 common capital, Tier 1 capital and Total capital as defined by the regulations issued by the joint agencies.

Table 17
Reconciliation of Tier 1 Common Capital, Tier 1 Capital and Total Capital
	September 30	December 31
(Dollars in millions)	2010	2009

Total common shareholders’ equity	$212,391	$194,236
Goodwill	(75,602)	(86,314)
Nonqualifying intangible assets (1)	(7,165)	(8,299)
Net unrealized gains or losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	(4,495)	1,034
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,904	4,092
Exclusion of fair value adjustment related to structured notes (2)	2,236	2,981
Common Equivalent Securities	-	19,290
Disallowed deferred tax asset	(7,112)	(7,080)
Other	599	454

Total Tier 1 common capital	124,756	120,394

Preferred stock	18,104	17,964
Trust preferred securities	21,429	21,448
Noncontrolling interest	474	582

Total Tier 1 capital	164,763	160,388

Long-term debt qualifying as Tier 2 capital	41,730	43,284
Allowance for loan and lease losses	43,581	37,200
Reserve for unfunded lending commitments	1,294	1,487
Other (3)	(20,248)	(16,289)

Total capital	$231,120	$226,070

(1)	Nonqualifying intangible assets include core deposit intangibles, affinity relationships, customer relationships and other intangibles.

(2)	Represents loss on structured notes, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory purposes.

(3)
Balance includes a reduction of $26.1 billion and $18.6 billion related to allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets at September 30, 2010 and December 31, 2009, partially offset by $4.4 billion and $1.5 billion representing 45 percent of the pre-tax net unrealized gains on AFS marketable equity securities.

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
Regulatory Capital Impact of Final Rule on Adopting New Consolidation Guidance
     On January 21, 2010, the joint agencies issued a final rule regarding risk-based capital and the impact of new consolidation guidance issued by the Financial Accounting Standards Board (FASB). The final rule allows for a phase-in period for a maximum of one year for the effect on risk-weighted assets and the regulatory limit on the inclusion of the allowance for loan and lease losses in Tier 2 capital related to the assets that are consolidated. The Corporation elected to forgo the phase-in period and consolidated the amounts for regulatory capital purposes as of January 1, 2010. The incremental impact to the Corporation on January 1, 2010, was an increase in assets of $100.4 billion and risk-weighted assets of $21.3 billion and a reduction in capital of $9.7 billion. The overall effect of the new consolidation guidance and the final rule was a decrease in Tier 1 capital and Tier 1 common capital ratios of 76 bps and 73 bps. For more information on the impact of the new consolidation guidance, refer to Note 8 — Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Basel Regulatory Capital and Liquidity Requirements
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
     Financial institutions are required to successfully complete a minimum parallel qualification period before receiving regulatory approval to report regulatory capital using the Basel II methodology. During the parallel period, the resulting capital calculations under both the current risk-based capital rules and the Basel II Rules will be reported to the financial institutions’ regulatory supervisors for at least four consecutive quarterly periods. Once the parallel period is successfully completed, the financial institutions will utilize Basel II as the methodology for calculating regulatory capital. A three-year transitional floor period will follow after which use of Basel I will be discontinued.
     In July 2009, the Basel Committee on Banking Supervision (the Committee) released a consultative document entitled “Revisions to the Basel II Market Risk Framework” that would significantly increase the capital requirements for trading book activities if adopted as proposed. The proposal recommended implementation by December 31, 2010, but regulatory agencies continue to evaluate the proposed rulemaking and related impacts before establishing final rules. While the proposal originally recommended implementation by December 31, 2010, implementation is now targeted by December 31, 2011 but U.S. regulators have not yet issued final regulations. We continue to evaluate the capital impact of the rules as proposed and currently anticipate being fully compliant with the revised rules by the fourth quarter of 2011.
     In December 2009, the Committee issued a consultative document entitled “Strengthening the Resilience of the Banking Sector,” with additional guidance published in July and September 2010 describing pending changes to the December consultative document. This document has become known as “Basel III”. The Committee expects to issue final rules by year-end 2010 and is calling for regulators to implement regulations by year-end 2012. If adopted as proposed, the rules could significantly increase capital requirements for the Corporation. The consultative document and the Financial Reform Act propose disqualification of trust preferred securities and other hybrid capital securities from Tier 1 capital treatment with the Financial Reform Act proposing to be phased in over the period from 2013 to 2015. The consultative document also proposes the potential capital deduction of certain assets (deferred tax assets, MSRs and investments in financial firms within prescribed limitations certain of which may be significant), increased capital for counterparty credit risk, and new minimum capital and buffer requirements. The phase-in period for these capital deductions is currently proposed to be in 20 percent increments during 2014 through 2018 with full implementation by December 2018. For additional information on our MSRs, refer to Note 16 – Mortgage Servicing Rights to the Consolidated Financial Statements. For additional information on deferred tax assets, refer to Note 19 – Income Taxes to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
     The guidance published in July and clarified in September 2010 proposed the inclusion of three capital buffers to strengthen capital levels which would be phased in over time. These buffers include a 2.5 percent capital conservation buffer to be comprised of common equity after certain deductions to be phased in beginning in 2016. Additionally, the proposal includes a counter-cyclical buffer, with a proposed upper limit of 2.5 percent. This buffer is to be comprised of loss absorbing capital, such as common equity and is meant to retain additional capital during periods of strong credit expansion, providing incremental protection in the event of a material market downturn. The third proposed buffer is a systemic buffer, which currently does not have prescribed limits. This buffer is specific to systemically important financial institutions. The counter-cyclical and systemic buffers are scheduled to be phased in over 2013 through 2019. Beginning in January 2013 we would be required to maintain a Tier 1 common equity minimum capital ratio of 3.5 percent, a Tier 1 capital ratio of 4.5 percent and an 8 percent total capital ratio. The common equity and Tier 1 capital ratios will also be subject to incremental increases to be phased in over time. These ratios will increase to 4.5 percent and 6.0 percent by January 1, 2015. We continue to monitor the development and potential impact of these proposals, and have determined that given current initiatives and continued focus on these proposals that by the date of full implementation of these proposals in 2018, we must have a Tier 1 common capital ratio of seven percent which we anticipate we will meet. We do not expect the need to issue any common stock to meet the new Basel proposals.
     In addition to the capital proposals, in December 2009 the Committee issued a consultative document entitled “International framework for liquidity risk measurement, standards and monitoring,” introducing two new measures of liquidity risk. The Liquidity Coverage Ratio identifies the amount of unencumbered, high quality liquid assets a financial institution holds that can be used to offset the net cash outflows the institution would encounter under an acute 30-day stress scenario. The Net Stable Funding Ratio measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations, over a one-year period. These two minimum liquidity standards are also considered part of “Basel III”. Following further guidance published in July and September 2010, the Committee expects the Liquidity Coverage Ratio to be implemented in January 2015 and the Net Stable Funding Ratio in January 2018, following observation periods beginning in 2011 and 2012, respectively. We continue to monitor the development and potential impact of these proposals.

Common Share Issuances and Repurchases
     On February 24, 2010, 1.286 billion shares of common stock were issued through the conversion of Common Equivalent Stock into common stock. For more information regarding this conversion, see Preferred Stock Conversion below.
     There were no common shares repurchased in the nine months ended September 30, 2010 except for shares acquired under equity incentive plans, as discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, on page 212. Currently, there is no existing Board authorized share repurchase program.
     For more information regarding our common share issuances, see Note 12 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements.
Common Stock Dividends
     The table below is a summary of our regular quarterly cash dividends on common stock for 2010 as of November 5, 2010.

Table 18
Common Stock Cash Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share

October 25, 2010	December 3, 2010	December 24, 2010	$0.01
July 28, 2010	September 3, 2010	September 24, 2010	0.01
April 28, 2010	June 4, 2010	June 25, 2010	0.01
January 27, 2010	March 5, 2010	March 26, 2010	0.01

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
     The Corporation held a special meeting of stockholders on February 23, 2010 at which we obtained shareholder approval of an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock, and following effectiveness of the amendment, on February 24, 2010, the Common Equivalent Stock automatically converted in full into our common stock, the contingent warrants automatically expired without becoming exercisable and the CES ceased to exist.
     On October 15, 2010, all of the outstanding shares of the mandatory convertible Preferred Stock, Series 2 and Series 3, of Merrill Lynch automatically converted into an aggregate of 50,354,545 shares of the Corporation’s Common Stock in accordance with the terms of these preferred securities.

Preferred Stock Dividends
     The table below is a summary of our most recent cash dividend declarations on preferred stock as of November 5, 2010. For additional information on preferred stock, see Note 15 – Shareholders’ Equity and Earnings Per Common Share to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

Table 19
Preferred Stock Cash Dividend Summary
	Outstanding
	Notional
	Amount				Per Annum	Dividend Per
Preferred Stock	(in millions)	Declaration Date	Record Date	Payment Date	Dividend Rate	Share

Series B (1)	$1	October 25, 2010	January 11, 2011	January 25, 2011	7.00%	$1.75

Series D (2)	$661	October 4, 2010	November 30, 2010	December 14, 2010	6.204%	$0.38775

Series E (2)	$487	October 4, 2010	October 29, 2010	November 15, 2010	Floating	$0.25556

Series H (2)	$2,862	October 4, 2010	October 15, 2010	November 1, 2010	8.20%	$0.51250

Series I (2)	$365	October 4, 2010	December 15, 2010	January 3, 2011	6.625%	$0.41406

Series J (2)	$978	October 4, 2010	October 15, 2010	November 1, 2010	7.25%	$0.45312

Series K (3, 4)	$1,668	July 2, 2010	July 15, 2010	July 30, 2010	Fixed-to-Floating	$40.00

Series L	$3,349	September 17, 2010	October 1, 2010	November 1, 2010	7.25%	$18.125

Series M (3,4)	$1,434	October 4, 2010	October 31, 2010	November 15, 2010	Fixed-to-Floating	$40.625

Series 1 (5)	$146	October 4, 2010	November 15, 2010	November 29, 2010	Floating	$0.19167

Series 2 (5)	$526	October 4, 2010	November 15, 2010	November 29, 2010	Floating	$0.19167

Series 3 (5)	$670	October 4, 2010	November 15, 2010	November 29, 2010	6.375%	$0.39843

Series 4 (5)	$389	October 4, 2010	November 15, 2010	November 29, 2010	Floating	$0.25556

Series 5 (5)	$606	October 4, 2010	November 1, 2010	November 22, 2010	Floating	$0.25556

Series 6 (6)	$65	October 4, 2010	December 15, 2010	December 30, 2010	6.70%	$0.41875

Series 7 (6)	$17	October 4, 2010	December 15, 2010	December 30, 2010	6.25%	$0.39062

Series 8 (5)	$2,673	October 4, 2010	November 15, 2010	November 29, 2010	8.625%	$0.53906

Series 2 (MC) (7)	$1,200	October 4, 2010	October 5, 2010	October 15, 2010	9.00%	$1,150.00

Series 3 (MC) (8)	$500	October 4, 2010	October 5, 2010	October 15, 2010	9.00%	$1,150.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

(7)	Represents preferred stock of Merrill Lynch & Co., Inc. which converted to 31,254,545 shares of common stock on October 15, 2010.

(8)	Represents preferred stock of Merrill Lynch & Co., Inc. which converted to 19,100,000 shares of common stock on October 15, 2010.
Credit Risk Management
     Credit quality continued to show improvement during the three and nine months ended September 30, 2010 although net charge-offs, nonperforming loans, leases and foreclosed properties remained elevated. Signs of economic stability and our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs, delinquencies and risk rating downgrades improved across almost all portfolios. Global and national economic uncertainty, regulatory initiatives and reform, however, continued to weigh on the credit portfolios through September 30, 2010. For more information, see Economic Environment beginning on page 95. Credit metrics were also impacted by loans added to the balance sheet on January 1, 2010 in connection with the adoption of new consolidation guidance.
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

     The following discussion provides an update on our home retention modification activities and should be read in conjunction with the discussion on page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K. Since January 2008, and through the third quarter of 2010, Bank of America and Countrywide have completed nearly 700,000 loan modifications with customers. This quarter included completion of nearly 50,000 customer loan modifications with total unpaid principal balances of approximately $11.6 billion, which included 13,000 customers who converted from trial period to permanent modifications under the government’s MHA program. Of the loan modifications completed in the third quarter of 2010, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications during the quarter include a combination of rate reduction and capitalization of past due amounts which represent 73 percent of the volume of modifications completed in the third quarter of 2010, while principal forbearance represented 10 percent and capitalization of past due amounts represented eight percent. We also provide rate reductions, rate and payment extensions, principal forgiveness, and other actions. These modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 170 and Note 6 — Outstanding Loans and Leases to the Consolidated Financial Statements.
     In response to growing industry-wide concerns that foreclosure affidavits have not been authorized properly, on October 1, 2010, the Corporation voluntarily stopped taking foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding. On October 8, 2010, the Corporation stopped foreclosure sales in all states in order to complete an assessment of the related business process. The Corporation recently announced that we have completed our assessment of our foreclosure affidavit process in the 23 states where foreclosure requires a court order following a legal proceeding. As a result of that review, the Corporation has identified and are implementing process and control enhancements to ensure that affidavits are prepared in compliance with state law and have begun a rolling process of preparing and submitting or resubmitting, as necessary, affidavits of indebtedness in pending foreclosure proceedings in order to resume the process of taking these foreclosure proceedings to judgment in these states. The Corporation continues to assess our processes in the other 27 states and intend to implement enhancements as appropriate. For more information, see Recent Events beginning on page 95.
     Certain European countries (including Greece, Ireland, Italy, Portugal, and Spain) continue to experience varying degrees of financial stress. Risks and ongoing concerns about the debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on the global economic recovery, including the impact of non-sovereign debt in these countries. For more information on our direct sovereign and non-sovereign exposures in these countries, see Foreign Portfolio beginning on page 186.
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
Consumer Credit Portfolio
     Improvement in the U.S. economy and stabilization in the labor markets during the first nine months of 2010, although unemployment rates remained at elevated levels, resulted in lower losses and lower delinquencies in almost all consumer portfolios during the three and nine months ended September 30, 2010 when compared to the same periods in 2009 on a managed basis. However, economic deterioration throughout 2009 and weakness in the economic recovery in 2010 drove continued stress in the housing markets and tighter availability of credit resulting in elevated net charge-offs in most portfolios. In addition, during the first half of 2010, our consumer real estate portfolios were impacted by net charge-offs taken on certain modified loans deemed to be collateral dependent pursuant to clarification of regulatory guidance and our foreign credit card portfolio was impacted by the acceleration of charge-offs on certain renegotiated loans as policies were conformed to align with the domestic portfolio. For more information on the quarterly impacts of complying with regulatory guidance on collateral dependent modified loans, see Regulatory Matters beginning on page 143.
     The 2010 consumer credit card credit quality statistics include the impact of consolidation of VIEs. Under the new consolidation guidance, we consolidated all previously off-balance sheet securitized credit card receivables along with certain home equity and auto loans. The following tables include the December 31, 2009 balances as well as the January 1, 2010 balances to show the impact of the adoption of the new consolidation guidance. Accordingly, the September 30, 2010 credit quality statistics under the new consolidation guidance should be compared to the amounts presented in the January 1, 2010 column.
     The table below presents our outstanding consumer loans and the Countrywide purchased credit-impaired loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were written down to fair value upon acquisition. In addition to being included in the “Outstandings” columns in the table below, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. For additional information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide purchased credit-impaired loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio beginning on page 165 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio shown below.

Table 20
Consumer Loans
				Countrywide Purchased
				Credit-impaired Loan
	Outstandings			Portfolio (1)
	September 30	January 1	December 31	September 30	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009	2010 (1)	2009

Residential mortgage (2)	$243,141	$242,129	$242,129	$10,616	$11,077
Home equity	141,558	154,202	149,126	12,847	13,214
Discontinued real estate (3)	13,442	14,854	14,854	11,970	13,250
Credit card – domestic	113,609	129,642	49,453	n/a	n/a
Credit card – foreign	27,262	31,182	21,656	n/a	n/a
Direct/Indirect consumer (4)	92,479	99,812	97,236	n/a	n/a
Other consumer (5)	2,924	3,110	3,110	n/a	n/a

Total	$634,415	$674,931	$577,564	$35,433	$37,541

(1)	Balances reflect the impact of new consolidation guidance. Adoption of the new consolidation guidance did not impact the Countrywide purchased credit-impaired loan portfolio.

(2)	Outstandings include foreign residential mortgages of $98 million and $552 million at September 30, 2010 and December 31, 2009.

(3)
Outstandings include $12.1 billion and $13.4 billion of pay option loans and $1.4 billion and $1.5 billion of subprime loans at September 30, 2010 and December 31, 2009. We no longer originate these products.

(4)
Outstandings include dealer financial services loans of $44.5 billion and $41.6 billion, consumer lending loans of $14.3 billion and $19.7 billion, domestic securities-based lending margin loans of $15.7 billion and $12.9 billion, student loans of $7.0 billion and $10.8 billion, foreign consumer loans of $7.7 billion and $8.0 billion and other consumer loans of $3.3 billion and $4.2 billion at September 30, 2010 and December 31, 2009, respectively.

(5)
Outstandings include consumer finance loans of $2.0 billion and $2.3 billion, other foreign consumer loans of $846 million and $709 million and consumer overdrafts of $66 million and $144 million at September 30, 2010 and December 31, 2009.

n/a = not applicable

     The table below presents our accruing consumer loans past due 90 days or more and our nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans insured by the Federal Housing Administration (FHA) are not reported as nonperforming as principal repayment is insured by the FHA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide purchased credit-impaired loans even though the customer may be contractually past due.

Table 21
Consumer Credit Quality
	Accruing Past Due 90 Days or More			Nonperforming
	September 30	January 1	December 31	September 30	January 1	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009	2010 (1)	2010 (1)	2009

Residential mortgage (2, 3)	$16,427	$11,680	$11,680	$18,291	$16,596	$16,596
Home equity (2)	-	-	-	2,702	4,252	3,804
Discontinued real estate (2)	-	-	-	297	249	249
Credit card – domestic	3,484	5,408	2,158	n/a	n/a	n/a
Credit card – foreign	523	814	515	n/a	n/a	n/a
Direct/Indirect consumer	1,065	1,492	1,488	83	86	86
Other consumer	3	3	3	56	104	104

Total	$21,502	$19,397	$15,844	$21,429	$21,287	$20,839

(1)	Balances reflect the impact of new consolidation guidance.

(2)	Our policy is to classify consumer real estate secured loans as nonperforming at 90 days past due, except for FHA loans as referenced in footnote (3).

(3)
Residential mortgages accruing past due 90 days or more represent loans insured by the FHA. At September 30, 2010 and December 31, 2009, balances include $6.1 billion and $2.2 billion of loans that are no longer accruing interest as interest has been curtailed by the FHA although principal is still insured. See Residential Mortgage beginning on page 159 for more detail.

n/a = not applicable
     Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 3.39 percent (0.90 percent excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios) and 2.74 percent (0.79 percent excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios) at September 30, 2010 and December 31, 2009. Nonperforming consumer loans as a percentage of outstanding consumer loans were 3.38 percent (3.82 percent excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios) and 3.61 percent (3.95 percent excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios) at September 30, 2010 and December 31, 2009.

     The table below presents net charge-offs and related ratios for our consumer loans and leases for the three and nine months ended September 30, 2010 and 2009 (managed basis for 2009). The reported net charge-off ratios for residential mortgage, home equity and discontinued real estate include the Countrywide purchased credit-impaired loan portfolio.

Table 22
Consumer Net Charge-offs/Net Losses and Related Ratios
	Net Charge-offs/Losses				Net Charge-off/Loss Ratios (1, 2)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Held basis
Residential mortgage	$660	$1,247	$2,700	$3,117	1.10%	2.05%	1.49%	1.64%
Home equity	1,372	1,970	5,510	5,490	3.80	5.10	4.98	4.70
Discontinued real estate	17	37	57	87	0.48	0.89	0.54	0.64
Credit card – domestic	2,975	1,787	10,455	5,001	10.24	14.25	11.67	12.51
Credit card – foreign	295	382	1,868	844	4.32	7.14	8.86	5.95
Direct/Indirect consumer	707	1,451	2,695	4,175	2.93	5.76	3.66	5.56
Other consumer	80	118	211	314	10.68	14.00	9.50	12.54

Total held	$6,106	$6,992	$23,496	$19,028	3.81	4.73	4.80	4.21

Supplemental managed basis data
Credit card – domestic	n/a	$4,816	n/a	$12,767	n/a	13.92	n/a	11.88
Credit card – foreign	n/a	661	n/a	1,551	n/a	8.41	n/a	7.05

Total credit card – managed	n/a	$5,477	n/a	$14,318	n/a	12.90	n/a	11.06

(1)	Net charge-off/loss ratios are calculated as annualized held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases.

(2)
Net charge-off ratios excluding the Countrywide purchased credit-impaired and FHA insured loan portfolio were 1.34 percent and 1.74 percent for residential mortgage, 4.18 percent and 5.46 percent for home equity, 4.25 percent and 4.53 percent for discontinued real estate and 4.26 percent and 5.30 percent for the total held portfolio for the three and nine months ended September 30, 2010, respectively. Net charge-off ratios excluding the Countrywide purchased credit-impaired and FHA insured loan portfolio were 2.14 percent and 1.72 percent for residential mortgage, 5.60 percent and 5.16 percent for home equity, 7.76 percent and 6.24 percent for discontinued real estate and 5.08 percent and 4.52 percent for the total held portfolio for the three and nine months ended September 30, 2009, respectively. These are the only product classifications materially impacted by the Countrywide purchased credit-impaired loan portfolio for the three and nine months ended September 30, 2010 and 2009. For all loan and lease categories, the net charge-offs were unchanged.

n/a = not applicable
     We believe that the presentation of information adjusted to exclude the impact of the Countrywide purchased credit-impaired loan portfolio is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that is adjusted to exclude the impact of the Countrywide purchased credit-impaired loan portfolio. In addition, beginning on page 165, we separately disclose information on the Countrywide purchased credit-impaired loan portfolio.
Residential Mortgage
     The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 38 percent of consumer loans at September 30, 2010. Approximately 15 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our affluent customers. The remaining portion of the portfolio is mostly in All Other and is comprised of both purchased loans as well as residential loans originated for our customers and used in our overall ALM activities.

     Outstanding balances in the residential mortgage portfolio increased $1.0 billion at September 30, 2010 compared to December 31, 2009 as new FHA insured origination volume and FHA repurchases were partially offset by the sale of First Republic, paydowns and charge-offs. At September 30, 2010 and December 31, 2009, the residential mortgage portfolio included $38.0 billion and $12.9 billion of outstanding loans that were insured by the FHA. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of FHA insurance. The table below presents certain residential mortgage key credit statistics on both a reported basis and excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios. We believe the presentation of information adjusted to exclude the impacts of the Countrywide purchased credit-impaired and FHA insured loan portfolios is more representative of the credit risk in this portfolio. For more information on the Countrywide purchased credit-impaired loan portfolio, see the discussion beginning on page 165.

Table 23
Residential Mortgage – Key Credit Statistics
			Excluding Countrywide
			Purchased Credit-impaired
	Reported Basis		and FHA Insured Loans
	September 30	December 31	September 30	December 31
(Dollars in millions)	2010	2009	2010	2009

Outstandings	$243,141	$242,129	$194,560	$218,147
Accruing past due 90 days or more	16,427	11,680	n/a	n/a
Nonperforming loans	18,291	16,596	18,291	16,596
Percent of portfolio with refreshed LTVs greater than 90 but less than 100	16%	12%	11%	11%
Percent of portfolio with refreshed LTVs greater than 100	27	27	23	23
Percent of portfolio with refreshed FICOs below 620	22	17	14	12
Percent of portfolio in the 2006 and 2007 vintages	36	42	40	42

					Excluding Countrywide Purchased Credit-impaired
	Reported Basis				and FHA Insured Loans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2010	2009	2010	2009	2010	2009	2010	2009

Net charge-offs (1)
Amount	$660	$1,247	$2,700	$3,117	$660	$1,247	$2,700	$3,117
Ratios	1.10%	2.05%	1.49%	1.64%	1.34%	2.14%	1.74%	1.72%

(1)	Net charge-off dollar amounts remained unchanged after excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios.
n/a = not applicable
     The following discussion presents the residential mortgage portfolio excluding the Countrywide purchased credit-impaired and FHA insured loan portfolios.
     We have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles are cash collateralized and provided mezzanine risk protection of $2.1 billion and $2.5 billion at September 30, 2010 and December 31, 2009 which will reimburse us in the event that losses exceed 10 bps of the original pool balance. As of September 30, 2010 and December 31, 2009, $59.0 billion and $70.7 billion of residential mortgage loans were referenced under these agreements. At September 30, 2010 and December 31, 2009, we had a receivable of $834 million and $1.0 billion from these synthetic securitizations for reimbursement of losses. Also, we have entered into credit protection agreements with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) totaling $7.5 billion and $6.6 billion as of September 30, 2010 and December 31, 2009, providing full protection on conforming residential mortgage loans that become severely delinquent. The reported net charge-offs for residential mortgages do not include the benefits of amounts reimbursable under cash collateralized synthetic securitizations. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio for the three and nine months ended September 30, 2010 would have been reduced by seven bps and eight bps as compared to 30 bps for both periods in 2009. Synthetic securitizations and the protection provided by FNMA and FHLMC together mitigated risk on 34 percent and 35 percent of our residential mortgage portfolio at September 30, 2010 and December 31, 2009. These credit protection agreements reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At September 30, 2010 and December 31, 2009, these synthetic securitizations had the cumulative effect of reducing our risk-weighted assets by $7.1 billion and $16.8 billion, and increased our Tier 1 capital ratio by five bps and 11 bps and our Tier 1 common capital ratio by four bps and eight bps. For further information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
     Nonperforming residential mortgage loans increased $1.7 billion compared to December 31, 2009 as new inflows, which continue to slow in 2010 due to favorable delinquency trends, continue to outpace nonperforming TDRs returning to performing status, charge-offs and transfers to foreclosed properties. At September 30, 2010, $12.3 billion, or 67 percent, of the nonperforming residential mortgage loans were greater than 180 days past due and had been written down to the fair value of the underlying collateral. Net charge-offs decreased $587 million to $660 million for the third quarter of 2010, or 1.34 percent of total average residential mortgage loans compared to 2.14 percent for the same period in the prior year. Net charge-offs decreased $417 million to $2.7 billion for the nine months ended September 30, 2010, or 1.74 percent of total average residential mortgage loans, compared to 1.72 percent for the same period in 2009. These decreases in net charge-off dollars for the three and nine month periods were driven primarily by favorable delinquency trends due in part to improvement in the U.S. economy. These improvements were partially offset by $175 million of net charge-offs in the first half of 2010 related to compliance with regulatory guidance on collateral dependent modified loans that were written down to their underlying collateral value. Net charge-off ratios were further impacted by lower loan balances primarily due to the sale of First Republic, paydowns and charge-offs.
     Certain risk characteristics of the residential mortgage portfolio continued to contribute to higher losses. These characteristics include loans with a high refreshed loan-to-value (LTV), loans originated at the peak of home prices in 2006 and 2007, loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced, as well as interest-only loans. Although the disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised six percent and seven percent of the residential mortgage portfolio at September 30, 2010 and December 31, 2009, but accounted for 27 percent of the residential mortgage net charge-offs during both the three and nine months ended September 30, 2010, compared to 33 percent and 31 percent for the same periods in 2009.
     Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the residential mortgage portfolio at both September 30, 2010 and December 31, 2009. Loans with a refreshed LTV greater than 100 percent represented 23 percent of the residential mortgage loan portfolio at both September 30, 2010 and December 31, 2009. Of the loans with a refreshed LTV greater than 100 percent, 86 percent and 88 percent were performing at September 30, 2010 and December 31, 2009. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration from the weakened economy. Loans to borrowers with refreshed FICO scores below 620 represented 14 percent and 12 percent of the residential mortgage portfolio at September 30, 2010 and December 31, 2009.
     The 2006 and 2007 vintage loans, which represented 40 percent and 42 percent of our residential mortgage portfolio at September 30, 2010 and December 31, 2009, have higher refreshed LTVs and accounted for 67 percent and 69 percent of nonperforming residential mortgage loans at September 30, 2010 and December 31, 2009. These vintages of loans accounted for 79 percent of residential mortgage net charge-offs during both the three and nine months ended September 30, 2010 and 83 percent and 82 percent for the three and nine months ended September 30, 2009.
     The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. California and Florida combined represented 43 percent of outstandings and 47 percent of nonperforming loans at September 30, 2010. These states accounted for 50 percent and 56 percent of the net charge-offs during the three and nine months ended September 30, 2010, compared to 59 percent and 60 percent of the net charge-offs during the same periods in 2009. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both September 30, 2010 and December 31, 2009.

Table 24
Residential Mortgage State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
					Three Months Ended		Nine Months Ended
	September 30	December 31	September 30	December 31	September 30		September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

California	$69,384	$81,508	$6,546	$5,967	$243	$552	$1,130	$1,346
Florida	13,917	15,088	2,138	1,912	89	186	384	514
New York	12,814	15,752	784	632	6	24	27	45
Texas	9,141	9,865	516	534	9	13	29	41
Virginia	6,969	7,496	485	450	15	21	56	68
Other U.S./Foreign	82,335	88,438	7,822	7,101	298	451	1,074	1,103

Total residential mortgage loans (1)	$194,560	$218,147	$18,291	$16,596	$660	$1,247	$2,700	$3,117

Total FHA insured loans	37,965	12,905
Purchased credit-impaired residential mortgage portfolio	10,616	11,077

Total residential mortgage loan portfolio	$243,141	$242,129

(1)	Amount excludes the Countrywide purchased credit-impaired residential mortgage loan portfolio and FHA insured loans.

     Of the residential mortgage loans, $64.3 billion, or 33 percent, at September 30, 2010 are interest-only loans of which 88 percent were performing. Nonperforming balances on interest-only residential mortgage loans were $7.7 billion, or 42 percent, of total nonperforming residential mortgages. Additionally, net charge-offs on the interest-only portion of the portfolio represented 52 percent and 50 percent of the total residential mortgage net charge-offs for the three and nine months ended September 30, 2010.
     The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At September 30, 2010, our CRA portfolio was eight percent of the residential mortgage loan balances but comprised 16 percent of nonperforming residential mortgage loans. This portfolio also represented 28 percent and 25 percent of residential mortgage net charge-offs during the three and nine months ended September 30, 2010.
     For information on representations and warranties related to our residential mortgage portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations on page 139 and Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Home Equity
     The home equity portfolio makes up 22 percent of the consumer portfolio and is comprised of home equity lines of credit, home equity loans and reverse mortgages. At September 30, 2010, approximately 88 percent of the home equity portfolio was included in Home Loans & Insurance, while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $7.6 billion at September 30, 2010 compared to December 31, 2009 due to charge-offs, balance paydowns and the sale of First Republic, partially offset by the adoption of new consolidation guidance, which resulted in the consolidation of $5.1 billion of home equity loans on January 1, 2010. Of the loans in the home equity portfolio at September 30, 2010 and December 31, 2009, $25.3 billion and $26.0 billion, or 18 percent for both periods, were in first lien positions (20 percent and 19 percent excluding the Countrywide purchased credit-impaired home equity loan portfolio). For more information on the Countrywide purchased credit-impaired home equity loan portfolio, see the discussion beginning on page 165.
     Home equity unused lines of credit totaled $82.7 billion at September 30, 2010 compared to $92.7 billion at December 31, 2009. This decrease was due primarily to account attrition as well as line management initiatives on deteriorating accounts and the sale of First Republic which more than offset new production. The home equity line of credit utilization rate was 59 percent at September 30, 2010 compared to 57 percent at December 31, 2009.
     The table below presents certain home equity key credit statistics on both a reported basis as well as excluding the Countrywide purchased credit-impaired loan portfolio. We believe the presentation of information adjusted to exclude the impacts of the Countrywide purchased credit-impaired loan portfolio is more representative of the credit risk in this portfolio.

Table 25
Home Equity – Key Credit Statistics

			Excluding Countrywide Purchased
	Reported Basis		Credit-impaired Loans
	September 30	December 31	September 30	December 31
(Dollars in millions)	2010	2009	2010	2009

Outstandings	$141,558	$149,126	$128,711	$135,912
Nonperforming loans	2,702	3,804	2,702	3,804
Percent of portfolio with refreshed CLTVs greater than 90 but less than 100	11%	12%	11%	12%
Percent of portfolio with refreshed CLTVs greater than 100	34	35	30	31
Percent of portfolio with refreshed FICOs below 620	14	13	12	13
Percent of portfolio in the 2006 and 2007 vintages	50	52	47	49

	Reported Basis				Excluding Countrywide Purchased Credit-impaired Loans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2010	2009	2010	2009	2010	2009	2010	2009

Net charge-offs (1)
Amount	$1,372	$1,970	$5,510	$5,490	$1,372	$1,970	$5,510	$5,490
Ratios	3.80%	5.10%	4.98%	4.70%	4.18%	5.60%	5.46%	5.16%

(1)	Net charge-off dollar amounts remained unchanged after excluding the Countrywide purchased credit-impaired loan portfolio.

     The following discussion presents the home equity portfolio excluding the Countrywide purchased credit-impaired loan portfolio.
     Nonperforming home equity loans decreased $1.1 billion to $2.7 billion compared to December 31, 2009 driven primarily by charge-offs, including those recorded in connection with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans, and nonperforming TDRs returning to performing status which together outpaced delinquency inflows and the impact of the adoption of new consolidation guidance. For more information on TDRs, refer to Nonperforming Consumer Loans and Foreclosed Properties Activity on page 170 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. At September 30, 2010, $812 million, or 30 percent, of the nonperforming home equity loans were greater than 180 days past due and had been written down to their fair values. Net charge-offs decreased $598 million to $1.4 billion, or 4.18 percent, of total average home equity loans for the three months ended September 30, 2010, compared to $2.0 billion, or 5.60 percent, for the same period in the prior year. The decrease was primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy and the absence of the prior year loss severity adjustment of $223 million driven by the protracted nature of collections under certain insurance contracts. These items were partially offset by $92 million of net charge-offs related to home equity loans that were consolidated on January 1, 2010 under new consolidation guidance. Net charge-off ratios were further impacted by lower loan balances partially as a result of paydowns, charge-offs and the sale of First Republic.
     Net charge-offs remained flat at $5.5 billion for the nine months ended September 30, 2010 or 5.46 percent of total average home equity loans compared to 5.16 percent for the same period in 2009. In addition to the factors noted in the three month discussion above, the net charge-off amounts were impacted by implementing regulatory guidance on collateral dependent modified loans which resulted in $771 million of net charge-offs in the first half of 2010.
     There are certain risk characteristics of the home equity portfolio which have contributed to higher losses. These characteristics include loans with a high refreshed combined loan-to-value (CLTV), loans originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second lien positions have significantly reduced, and in some cases, eliminated all collateral value after consideration of the first lien position. Although the disclosures below address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Home equity loans with all of these higher risk characteristics comprised 10 percent and 11 percent of the total home equity portfolio at September 30, 2010 and December 31, 2009, but have accounted for 27 percent and 29 percent of the home equity net charge-offs for the three and nine months ended September 30, 2010, compared to 37 percent and 38 percent for the same periods in 2009.
     Home equity loans with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 11 percent and 12 percent of the home equity portfolio at September 30, 2010 and December 31, 2009. Loans with refreshed CLTVs greater than 100 percent comprised 30 percent and 31 percent of the home equity portfolio at September 30, 2010 and December 31, 2009. Of those loans with a refreshed CLTV greater than 100 percent, 97 percent were performing at September 30, 2010 while 95 percent were performing at December 31, 2009. Home equity loans and lines of credit with a refreshed CLTV greater than 100 percent reflect loans where the balance and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the LTV of the first lien, there may be collateral in excess of the first lien that is available to reduce the severity of loss on the second lien. The majority of these high refreshed CLTV ratios are due to the weakened U.S. economy and home price declines. In addition, loans to borrowers with a refreshed FICO score below 620 represented 12 percent and 13 percent of the home equity loans at September 30, 2010 and December 31, 2009. Of the total home equity portfolio, 72 percent at September 30, 2010 and 68 percent at December 31, 2009 were interest-only loans.
     The 2006 and 2007 vintage loans, which represent 47 percent and 49 percent of our home equity portfolio at September 30, 2010 and December 31, 2009, have higher refreshed CLTVs and accounted for 58 percent of nonperforming home equity loans at September 30, 2010 compared to 62 percent at December 31, 2009. These vintages of loans accounted for 65 percent of net charge-offs for both the three and nine months ended September 30, 2010 compared to 72 percent and 73 percent for the three and nine months ended September 30, 2009.

     The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity loan portfolio. California and Florida combined represented 40 percent of the total home equity portfolio and 44 percent of nonperforming home equity loans at September 30, 2010. These states accounted for 53 percent and 56 percent of the home equity net charge-offs for the three and nine months ended September 30, 2010, compared to 61 percent of the home equity net charge-offs during the same periods in 2009. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at September 30, 2010. These states comprised only six percent of net charge-offs for both the three and nine months ended September 30, 2010, compared to seven percent and six percent of net charge-offs during the same periods in 2009. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of outstanding home equity loans at September 30, 2010. These states comprised 11 percent and 12 percent of net charge-offs for the three and nine months ended September 30, 2010, compared to 15 percent and 11 percent of net charge-offs during the same periods in 2009.
     For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations on page 139 and Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

Table 26
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
					Three Months Ended		Nine Months Ended
	September 30	December 31	September 30	December 31	September 30		September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

California	$36,263	$38,573	$717	$1,178	$453	$783	$1,925	$2,105
Florida	15,438	16,735	484	731	278	414	1,163	1,239
New Jersey	8,361	8,732	170	192	44	74	174	181
New York	8,213	8,752	244	274	52	85	217	203
Massachusetts	5,837	6,155	75	90	21	23	82	70
Other U.S./Foreign	54,599	56,965	1,012	1,339	524	591	1,949	1,692

Total home equity loans (excluding the Countrywide purchased credit-impaired home equity loan portfolio)	$128,711	$135,912	$2,702	$3,804	$1,372	$1,970	$5,510	$5,490

Total Countrywide purchased credit-impaired home equity loan portfolio	12,847	13,214

Total home equity loan portfolio	$141,558	$149,126

Discontinued Real Estate
     The discontinued real estate portfolio, totaling $13.4 billion at September 30, 2010, consisted of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At September 30, 2010, the Countrywide purchased credit-impaired loan portfolio comprised $12.0 billion, or 89 percent, of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio below for more information on the discontinued real estate portfolio.
     At September 30, 2010, the purchased discontinued real estate portfolio that was not credit impaired was $1.5 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 28 percent of the portfolio and those with refreshed FICO scores below 620 represented 44 percent of the portfolio. California represented 37 percent of the portfolio and 31 percent of the nonperforming loans while Florida represented nine percent of the portfolio and 14 percent of the nonperforming loans at September 30, 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 15 percent of outstanding discontinued real estate loans at September 30, 2010.
     Pay option adjustable rate mortgages (ARMs), which are included in the discontinued real estate portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually (subject to resetting of the loan if minimum payments are made and deferred interest limits are reached). Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after the initial five or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan’s principal balance to reach a certain level within the first 10 years of the life of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required.

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
     At September 30, 2010, the unpaid principal balance of pay option loans was $15.1 billion, with a carrying amount of $12.1 billion, including $11.3 billion of loans that were credit-impaired upon acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $13.0 billion including $895 million of negative amortization. The percentage of borrowers electing to make only the minimum payment on option ARMs was 66 percent at September 30, 2010. We continue to evaluate our exposure to payment resets on the acquired negatively amortizing loans and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). We also continue to evaluate the potential for resets on the Countrywide purchased credit-impaired pay option loan portfolio. Based on our expectations, six percent, 10 percent and two percent of the pay option loan portfolio is expected to reset in the remainder of 2010, and in 2011 and 2012, respectively. Approximately four percent are expected to reset thereafter, and approximately 78 percent are expected to repay prior to being reset.
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
     Acquired loans from Countrywide that were considered credit-impaired were written down to fair value at the acquisition date. As of September 30, 2010, the carrying value was $35.4 billion, or $29.9 billion net of the valuation reserve of $5.5 billion, and the unpaid principal balance was $42.9 billion. Of the unpaid principal balance at September 30, 2010, $15.3 billion was more than 180 days past due, including $10.6 billion of first lien and $4.7 billion of home equity. Of the $27.6 billion that is less than 180 days past due, $22.4 billion, or 81 percent of the total unpaid principal balance, was current based on their contractual terms while $2.6 billion, or nine percent, was in early stage delinquency. During the three months ended September 30, 2010, we recorded $260 million of provision for credit losses which was comprised mainly of $245 million for home equity loans compared to a total provision for purchased credit-impaired loans of $1.3 billion during the three months ended September 30, 2009. For the nine months ended September 30, 2010, we recorded $1.5 billion of provision for credit losses for purchased credit-impaired loans, including $1.3 billion for home equity loans, compared to $2.8 billion during the nine months ended September 30, 2009. The additional provision expense for the three months ended September 30, 2010 was driven primarily by a slower pace of expected recovery in home prices and a reassessment of modification and short sale benefits as we gain more experience with troubled borrowers. Further, the additional provision expense for the nine months ended September 30, 2010 was a result of a deteriorating view on defaults on more seasoned loans in the portfolio. The Countrywide purchased credit-impaired allowance for loan losses increased $1.7 billion from December 31, 2009 to $5.5 billion at September 30, 2010 as a result of the increase in the provision for credit losses and the reclassification of the nonaccretable difference of previous write-downs recorded against the allowance. For further information on the purchased credit-impaired loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
     Additional information is provided below on the Countrywide purchased credit-impaired residential mortgage, home equity and discontinued real estate loan portfolios. Since these loans were written down to fair value upon acquisition, we are reporting this information separately.

Purchased Credit-impaired Residential Mortgage Loan Portfolio
     The Countrywide purchased credit-impaired residential mortgage loan portfolio outstandings were $10.6 billion at September 30, 2010 and comprised 30 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 38 percent of the Countrywide purchased credit-impaired residential mortgage loan portfolio at September 30, 2010. Refreshed LTVs greater than 90 percent represented 65 percent of the purchased credit-impaired residential mortgage loan portfolio after consideration of purchase accounting adjustments and 80 percent based on the unpaid principal balance at September 30, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now included in the residential mortgage outstandings in the table below.

Table 27
Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
	Outstandings
	September 30	December 31
(Dollars in millions)	2010	2009

California	$5,889	$6,142
Florida	790	843
Virginia	586	617
Maryland	274	278
Texas	166	166
Other U.S./Foreign	2,911	3,031

Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$10,616	$11,077

Purchased Credit-impaired Home Equity Loan Portfolio
     The Countrywide purchased credit-impaired home equity loan portfolio outstandings were $12.8 billion at September 30, 2010 and comprised 36 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans with a refreshed FICO score below 620 represented 26 percent of the Countrywide purchased credit-impaired home equity loan portfolio at September 30, 2010. Refreshed CLTVs greater than 90 percent represented 87 percent of the purchased credit-impaired home equity loan portfolio after consideration of purchase accounting adjustments and 82 percent based on the unpaid principal balance at September 30, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations.

Table 28
Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
	Outstandings
	September 30	December 31
(Dollars in millions)	2010	2009

California	$4,367	$4,311
Florida	773	765
Arizona	543	542
Virginia	540	550
Colorado	379	416
Other U.S./Foreign	6,245	6,630

Total Countrywide purchased credit-impaired home equity loan portfolio	$12,847	$13,214

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio
     The Countrywide purchased credit-impaired discontinued real estate loan portfolio outstandings were $12.0 billion at September 30, 2010 and comprised 34 percent of the total Countrywide purchased credit-impaired loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 58 percent of the Countrywide purchased credit-impaired discontinued real estate loan portfolio at September 30, 2010. Refreshed LTVs and CLTVs greater than 90 percent represented 52 percent of the purchased credit-impaired discontinued real estate loan portfolio after consideration of purchase accounting adjustments and 84 percent based on the unpaid principal balance at September 30, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from amounts shown in the table below and included in the Countrywide purchased credit-impaired residential mortgage loan portfolio, but remain in the purchased credit-impaired loan pool.

Table 29
Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations
	Outstandings
	September 30	December 31
(Dollars in millions)	2010	2009

California	$6,486	$7,148
Florida	1,171	1,315
Washington	374	421
Virginia	352	399
Arizona	342	430
Other U.S./Foreign	3,245	3,537

Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$11,970	$13,250

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
     The table below presents certain credit card – domestic key credit statistics on a held basis and managed basis.

Table 30
Credit Card Domestic – Key Credit Statistics
	September 30	January 1	December 31	September 30
(Dollars in millions)	2010	2010	2009	2009

Outstandings	$113,609	$129,642	$49,453	$49,221
Accruing past due 30 days or more	6,460	9,866	3,907	4,001
Accruing past due 90 days or more	3,484	5,408	2,158	2,088

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net charge-offs
Amount	$2,975	$1,787	$10,455	$5,001
Ratios	10.24%	14.25%	11.67%	12.51%
Supplemental managed basis data
Amount	n/a	$4,816	n/a	$12,767
Ratios	n/a	13.92%	n/a	11.88%

     The consumer domestic credit card portfolio is managed in Global Card Services. Outstandings in the domestic credit card loan portfolio increased $64.2 billion compared to December 31, 2009 primarily due to the adoption of the new consolidation guidance. Compared to the three and nine months ended September 30, 2009, net charge-offs increased $1.2 billion to $3.0 billion and $5.5 billion to $10.5 billion also primarily due to the adoption of the new consolidation guidance compared to the same period in the prior year. Compared to December 31, 2009, domestic credit card loans 30 days or more past due and still accruing interest increased $2.6 billion while loans 90 days or more past due and still accruing interest increased $1.3 billion due to the adoption of new consolidation guidance.
     Compared to December 31, 2009 on a managed basis, outstandings decreased $16.0 billion as a result of a seasonal decline in transaction volume, lower origination volume and charge-offs. Compared to the three and nine months ended September 30, 2009 on a managed basis, net losses decreased $1.8 billion and $2.3 billion due to lower levels of delinquencies and bankruptcies as a result of improvement in the U.S. economy. The net charge-off ratio was 10.24 percent and 11.67 percent of total average credit card – domestic loans in the three and nine months ended September 30, 2010, compared to 13.92 percent and 11.88 percent for the same periods in the prior year on a managed basis. Domestic credit card loans 30 days or more past due and still accruing interest on a managed basis decreased $3.4 billion and loans 90 days or more past due and still accruing interest decreased $1.9 billion compared to December 31, 2009 on a managed basis. These declines were due to improvement in the U.S. economy including stabilization in the levels of unemployment.
     The table below presents certain state concentrations for the credit card – domestic portfolio. The 2009 periods are presented on a managed basis. Periods subsequent to January 1, 2010 reflect the adoption of new consolidation guidance.

Table 31
Credit Card – Domestic State Concentrations
			Accruing Past Due 90
	Outstandings		Days or More		Net Charge-offs
	September 30	December 31	September 30	December 31	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

California	$17,211	$20,048	$689	$1,097	$633	$1,034	$2,216	$2,680
Florida	9,179	10,858	392	676	353	610	1,308	1,649
Texas	7,588	8,653	212	345	177	272	633	713
New York	6,874	7,839	204	295	166	243	553	639
New Jersey	4,562	5,168	135	189	106	159	358	420
Other U.S.	68,195	77,076	1,852	2,806	1,540	2,498	5,387	6,666

Total credit card - domestic loan portfolio	$113,609	$129,642	$3,484	$5,408	$2,975	$4,816	$10,455	$12,767

     Unused lines of credit for domestic credit card totaled $406.7 billion at September 30, 2010 compared to $438.5 billion on a managed basis at December 31, 2009. The $31.8 billion decrease was driven by a combination of account management initiatives on higher risk or inactive accounts and tighter underwriting standards for new originations.
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
     The table below presents certain credit card – foreign key credit statistics on a held basis and managed basis.

Table 32
Credit Card – Foreign – Key Credit Statistics
	September 30	January 1	December 31	September 30
(Dollars in millions)	2010	2010	2009	2009

Outstandings	$27,262	$31,182	$21,656	$20,985
Accruing past due 30 days or more	1,183	1,744	1,104	1,053
Accruing past due 90 days or more	523	814	515	505

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net charge-offs
Amount	$295	$382	$1,868	$844
Ratios	4.32%	7.14%	8.86%	5.95%
Supplemental managed basis data
Amount	n/a	$661	n/a	$1,551
Ratios	n/a	8.41%	n/a	7.05%

     The consumer foreign credit card portfolio is managed in Global Card Services. Outstandings in the foreign credit card loan portfolio increased $5.6 billion compared to December 31, 2009 primarily due to the adoption of the new consolidation guidance. Additionally, net charge-off levels and ratios for the three and nine months ended September 30, 2010, when compared to the same prior-year periods, were impacted by the adoption of the new consolidation guidance and economic deterioration experienced during 2009 in Europe and Canada. Additionally, charge-off levels and ratios were impacted by the acceleration of losses on certain renegotiated loans to conform with charge-off policies on the domestic portfolio during the second quarter of 2010. Net charge-offs decreased $87 million and increased $1.0 billion to $295 million and $1.9 billion for the three and nine months ended September 30, 2010. The impact of these factors is reflected in Table 32. The net charge-off ratio was 4.32 percent and 8.86 percent of total average credit card – foreign loans during the three and nine months ended September 30, 2010.
     Compared to December 31, 2009 on a managed basis, outstandings declined $3.9 billion primarily due to charge-offs, lower origination volume and the strengthening of the U.S. dollar against certain foreign currencies. Net loss levels and ratios for the three and nine months ended September 30, 2010 were also impacted by the economic deterioration experienced in 2009 and the acceleration of losses in the second quarter 2010 to conform charge-off policies on certain renegotiated loans with the domestic portfolio. Compared to the same periods a year ago on a managed basis, net losses decreased $366 million and increased $317 million for the three and nine months ended September 30, 2010. The net loss ratio was 8.41 percent and 7.05 percent for the same periods in the prior year on a managed basis.
     Unused lines of credit for foreign credit card totaled $61.9 billion at September 30, 2010 compared to $69.6 billion on a managed basis at December 31, 2009. The $7.7 billion decrease was driven by the combination of account management initiatives on inactive accounts, tighter underwriting standards for new originations and the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound and the Euro.
Direct/Indirect Consumer
     At September 30, 2010, approximately 48 percent of the direct/indirect portfolio was included in Global Commercial Banking (dealer financial services – automotive, marine and recreational vehicle loans), 28 percent was in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), 16 percent was included in Global Card Services (consumer personal loans and other non-real estate-secured loans), and the remainder was in All Other (student loans).
     Outstanding loans and leases decreased $4.8 billion to $92.5 billion at September 30, 2010 compared to December 31, 2009 as lower outstandings in the Global Card Services unsecured consumer lending portfolio and the sale of a portion of the student loans portfolio were partially offset by the adoption of new consolidation guidance and the purchase of auto receivables within the dealer financial services portfolio. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $922 million compared to December 31, 2009, to $2.8 billion due to a combination of reduced outstandings and improvement in the unsecured consumer lending portfolio. Net charge-offs decreased $744 million to $707 million for the three months ended September 30, 2010, or 2.93 percent of total average direct/indirect loans, compared to 5.76 percent for the same period in 2009. This decrease was primarily driven by reduced outstandings in the unsecured consumer lending portfolio from changes in underwriting criteria and lower levels of delinquencies and bankruptcies as a result of improvement in the U.S. economy including stabilization in the levels of unemployment. Net charge-offs for the unsecured consumer lending portfolio decreased $612 million to $575 million and the loss rate decreased to 15.18 percent for the three months ended September 30, 2010, compared to 20.27 percent for the same period in the prior year. For the nine months ended September 30, 2010, net charge-offs decreased $1.5 billion to $2.7 billion, or 3.66 percent of total average direct/indirect loans, compared to 5.56 percent for the same period in 2009. The decline was primarily driven by reduced outstandings and lower levels of delinquencies and bankruptcies in the consumer lending portfolio and lower net charge-offs in the dealer financial services portfolio due to the impact of higher credit quality originations and higher resale values. For the nine months ended September 30, 2010, net charge-offs for the unsecured consumer lending portfolio decreased $1.1 billion to $2.2 billion, although the loss rate increased to 17.45 percent compared to 17.40 percent for the same period in the prior year.

     The table below presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 33
Direct/Indirect State Concentrations
			Accruing Past Due
	Outstandings		90 Days or More		Net Charge-offs
	September 30	December 31	September 30	December 31	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

California	$11,252	$11,664	$155	$228	$120	$267	$481	$804
Texas	8,473	8,743	81	105	55	101	211	279
Florida	7,166	7,559	85	130	70	143	278	454
New York	5,101	5,111	58	73	41	74	147	203
Georgia	3,059	3,165	41	52	28	49	102	153
Other U.S./Foreign	57,428	60,994	645	900	393	817	1,476	2,282

Total direct/indirect loans	$92,479	$97,236	$1,065	$1,488	$707	$1,451	$2,695	$4,175

Other Consumer
     At September 30, 2010, approximately 69 percent of the $2.9 billion other consumer portfolio was associated with portfolios from certain consumer finance businesses that we previously exited and is included in All Other. The remainder consisted of the foreign consumer loan portfolio which is mostly included in Global Card Services and deposit overdrafts which are recorded in Deposits.
Nonperforming Consumer Loans and Foreclosed Properties Activity
     Table 34 presents nonperforming consumer loans and foreclosed properties activity during the most recent five quarters. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the account becomes 180 days past due. Real estate-secured past due consumer loans insured by the FHA are not reported as nonperforming as principal repayment is insured by the FHA. Additionally, nonperforming loans do not include the Countrywide purchased credit-impaired loan portfolio. For further information regarding nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K. Total net reductions to nonperforming loans for the three months ended September 30, 2010 were $255 million compared to net additions of $127 million for the three months ended June 30, 2010. The reductions to nonperforming loans for the three months ended September 30, 2010 were due to the slower pace of delinquency inflows to new nonaccrual loans resulting from favorable portfolio trends due in part to the improving U.S. economy. In addition, nonperforming loan balances benefited from a decline in the volume of new TDRs less than 90 days past due moving into nonperforming status due to lower modification volumes. Nonperforming loans increased $590 million compared to December 31, 2009 as new inflows, which continue to slow in 2010 due to favorable delinquency trends, outpaced nonperforming TDRs returning to performing status, charge-offs and transfers to foreclosed properties. Nonperforming consumer real estate related TDRs as a percentage of total nonperforming consumer loans and foreclosed properties declined to 19 percent at September 30, 2010 from 21 percent at December 31, 2009. This was due to nonperforming TDRs returning to performing status and charge-offs, including those charged off to comply with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans, both of which outpaced new TDRs.
     The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the property value for costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due unless repayment of the loan is insured by the FHA. Property values are refreshed at least quarterly with additional charge-offs taken as needed. At September 30, 2010, $13.4 billion, or 69 percent of the nonperforming residential mortgage loans and foreclosed properties, included $12.3 billion of nonperforming loans greater than 180 days past due and $1.1 billion of foreclosed properties that had been written down to their fair values. In addition, $878 million, or 32 percent of the nonperforming home equity loans and foreclosed properties, included $812 million of nonperforming loans greater than 180 days past due and $66 million of foreclosed properties that had been written down to their fair values.
     Foreclosed properties decreased $259 million and increased $57 million during the three and nine months ended September 30, 2010. Purchased credit-impaired loans are excluded from our nonperforming loans as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. However, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent purchased credit-impaired loan, it is included in foreclosed properties. Net changes to foreclosed properties related to purchased credit-impaired loans were a reduction of $134 million for the three months ended and an increase of $221 million for the nine months ended September 30, 2010. Not included in foreclosed properties at September 30, 2010 was $1.5 billion of real estate that was acquired by the Corporation upon foreclosure of delinquent FHA insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period.
Restructured Loans
     Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance under revised payment terms for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the purchased credit-impaired loan portfolio, are included in Table 34.
     At September 30, 2010, residential mortgage TDRs were $8.7 billion, including $2.4 billion deemed collateral dependent, an increase of $1.1 billion and $3.4 billion during the three and nine months ended September 30, 2010. Nonperforming residential mortgage TDRs increased $56 million and $588 million during the three and nine months ended September 30, 2010 to $3.5 billion, including $832 million deemed collateral dependent. Nonperforming residential mortgage TDRs represented 18 percent and 17 percent of total residential mortgage nonperforming loans and foreclosed properties at September 30, 2010 and December 31, 2009. Residential mortgage TDRs that were performing in accordance with their modified terms and excluded from nonperforming loans in Table 34 were $5.2 billion, including $1.5 billion deemed collateral dependent, an increase of $1.0 billion and $2.8 billion during the three and nine months ended September 30, 2010 driven by an increase in TDRs returning to performing status and new additions to TDRs.
     At September 30, 2010, home equity TDRs were $1.8 billion, including $860 million deemed collateral dependent, a decrease of $84 million and $528 million during the three and nine months ended September 30, 2010. Nonperforming TDRs decreased $158 million and $996 million during the three and nine months ended September 30, 2010 to $698 million, including $330 million deemed collateral dependent, due primarily to nonperforming TDRs returning to performing status. In addition, during the nine months ended September 30, 2010, the decrease was also due to charge-offs taken to comply with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans. Nonperforming home equity TDRs represented 25 percent and 44 percent of total home equity nonperforming loans and foreclosed properties at September 30, 2010 and December 31, 2009. Home equity TDRs that were performing in accordance with their modified terms and excluded from nonperforming loans in Table 34 were $1.1 billion, including $530 million deemed collateral dependent, at September 30, 2010, an increase of $74 million and $469 million during the three and nine months ended September 30, 2010.
     Discontinued real estate TDRs totaled $119 million at September 30, 2010, an increase of $8 million and $41 million during the three and nine months ended September 30, 2010. Of these loans, $78 million were nonperforming while the remaining $41 million were classified as performing at September 30, 2010. Discontinued real estate TDRs deemed collateral dependent totaled $46 million at September 30, 2010 and included $28 million of loans classified as nonperforming and $18 million classified as performing.
     We also work with customers that are experiencing financial difficulty by renegotiating credit card, consumer lending and small business loans (the renegotiated portfolio), while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all renegotiated portfolio modifications are considered to be TDRs. The renegotiated portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination of interest rates and payment amounts. We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated portfolio is excluded from Table 34 as we do not generally classify consumer non-real estate loans as nonperforming. At September 30, 2010, our renegotiated portfolio was $13.1 billion of which $10.1 billion was current or less than 30 days past due under the modified terms. At December 31, 2009, our renegotiated portfolio, on a managed basis, was $15.8 billion of which $11.5 billion was current or less than 30 days past due under the modified terms. For more information on the renegotiated portfolio, see Note 6 — Outstanding Loans and Leases to the Consolidated Financial Statements.

     As a result of new accounting guidance on purchased credit-impaired loans, beginning January 1, 2010, modifications of loans in the purchased credit-impaired loan portfolio do not result in removal of the loan from the purchased credit-impaired loan portfolio pool. The table below does not include nonaccruing TDRs in the consumer real estate portfolio of $378 million and $395 million at September 30, 2010 and December 31, 2009 that were removed from the purchased credit-impaired loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.

Table 34
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in millions)	2010	2010	2010	2009	2009

Nonperforming loans
Balance, beginning of period	$21,684	$21,557	$20,839	$19,654	$17,772

Additions to nonperforming loans:
Consolidation of VIEs	-	-	448	-	-
New nonaccrual loans	4,313	5,033	6,298	6,521	6,696
Reductions in nonperforming loans:
Paydowns and payoffs	(917)	(528)	(625)	(371)	(410)
Returns to performing status (2)	(1,469)	(1,816)	(2,521)	(2,169)	(966)
Charge-offs (3)	(1,749)	(2,231)	(2,607)	(2,443)	(2,829)
Transfers to foreclosed properties	(433)	(331)	(275)	(353)	(609)

Total net additions (reductions) to nonperforming loans	(255)	127	718	1,185	1,882

Total nonperforming loans, end of period (4)	21,429	21,684	21,557	20,839	19,654

Foreclosed properties
Balance, beginning of period	1,744	1,388	1,428	1,298	1,330

Additions to foreclosed properties:
New foreclosed properties (5)	541	847	549	701	488
Reductions in foreclosed properties:
Sales	(747)	(453)	(543)	(495)	(428)
Write-downs	(53)	(38)	(46)	(76)	(92)

Total net additions (reductions) to foreclosed properties	(259)	356	(40)	130	(32)

Total foreclosed properties, end of period	1,485	1,744	1,388	1,428	1,298

Nonperforming consumer loans and foreclosed properties, end of period	$22,914	$23,428	$22,945	$22,267	$20,952

Nonperforming consumer loans as a percentage of outstanding consumer loans	3.38%	3.34%	3.26%	3.61%	3.40%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties	3.60	3.60	3.46	3.85	3.62

(1)
Balances do not include nonperforming LHFS of $1.1 billion, $1.3 billion, $1.4 billion, $1.6 billion and $1.6 billion at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively. For more information on our definition of nonperforming loans, see the discussion beginning on page 170.

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

(3)
Our policy generally is not to classify consumer credit card and consumer loans not secured by real estate as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from this table.

(4)	62 percent of the nonperforming loans at September 30, 2010 are greater than 180 days past due and have been written down through charge-offs to 71 percent of the unpaid principal balance.

(5)
Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all losses in value are recorded in noninterest expense. New foreclosed properties in the table above are net of $158 million, $187 million, $209 million, $161 million and $270 million of charge-offs during the third, second and first quarters of 2010 and the fourth and third quarters of 2009, respectively, taken during the first 90 days after transfer.

Commercial Portfolio Credit Risk Management
     Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 39, 43, 47 and 48 summarize our concentrations. We also utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.
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
Commercial Credit Portfolio
     U. S.-based loan balances continued to decline on weak loan demand as businesses aggressively managed their working capital and production capacity by maintaining lean inventories, staff levels and physical locations. Additionally, borrowers continued to access the capital markets for financing while reducing their use of bank credit facilities. Risk mitigation strategies and net charge-offs further contributed to the decline in loan balances. Commercial foreign loans showed growth due to initiatives in Asia and other emerging markets.
     Reservable criticized balances and net charge-offs in the commercial credit portfolio declined for the fourth consecutive quarter and nonperforming loans, leases and foreclosed property balances declined for the third consecutive quarter. These reductions were driven primarily by the commercial – domestic and commercial real estate portfolios. Commercial – domestic was driven by broad-based improvements in terms of clients, industries and lines of business. Commercial real estate also continued to show some signs of stabilization during the three and nine months ended September 30, 2010; however, levels of stressed commercial real estate loans remained elevated. Most other credit indicators across the remaining commercial portfolio have also improved.

     Table 35 presents our commercial loans and leases, and related credit quality information at September 30, 2010 and December 31, 2009.
     Loans that were acquired from Merrill Lynch that were considered purchased credit-impaired were written down to fair value upon acquisition and represented $228 million and $692 million of total commercial loans and leases outstanding at September 30, 2010 and December 31, 2009. These loans are excluded from the nonperforming loans and accruing balances 90 days or more past due even though the customer may be contractually past due.

Table 35
Commercial Loans and Leases
						Accruing Past Due 90
	Outstandings			Nonperforming(1)		Days or More (2)
	September 30	January 1	December 31	September 30	December 31	September 30	December 31
(Dollars in millions)	2010(3)	2010 (3)	2009	2010	2009	2010	2009

Commercial loans and leases
Commercial – domestic (4)	$175,869	$186,675	$181,377	$3,894	$4,925	$138	$213
Commercial real estate (5)	52,819	69,377	69,447	6,376	7,286	174	80
Commercial lease financing	21,321	22,199	22,199	123	115	24	32
Commercial – foreign	30,575	27,079	27,079	272	177	7	67

	280,584	305,330	300,102	10,665	12,503	343	392
Small business commercial - domestic (6)	15,227	17,526	17,526	202	200	363	624

Total commercial loans excluding loans measured at fair value	295,811	322,856	317,628	10,867	12,703	706	1,016
Total measured at fair value (7)	3,684	4,936	4,936	15	138	-	87

Total commercial loans and leases	$299,495	$327,792	$322,564	$10,882	$12,841	$706	$1,103

(1)
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases excluding loans accounted for under the fair value option were 3.67 percent and 4.00 percent at September 30, 2010 and December 31, 2009.

(2)
Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases excluding loans accounted for under the fair value option were 0.24 percent and 0.32 percent at September 30, 2010 and December 31, 2009.

(3)	Balance reflects impact of new consolidation guidance.

(4)	Excludes small business commercial – domestic loans.

(5)	Includes domestic commercial real estate loans of $50.1 billion and $66.5 billion and foreign commercial real estate loans of $2.7 billion and $3.0 billion at September 30, 2010 and December 31, 2009.

(6)	Includes card-related products.

(7)
Commercial loans accounted for under the fair value option include commercial – domestic loans of $1.8 billion and $3.0 billion, commercial – foreign loans of $1.8 billion and $1.9 billion and commercial real estate loans of $54 million and $90 million at September 30, 2010 and December 31, 2009. See Note 14 – Fair Value Measurements to the Consolidated Financial Statements for additional information on the fair value option.

     Table 36 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2010 and 2009. Commercial real estate net charge-offs for the three and nine months ended September 30, 2010 were primarily in the non-homebuilder portfolio while homebuilder net charge-offs declined from comparable periods in 2009.

Table 36
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Commercial – domestic (2)	$206	$773	$671	$1,553	0.47%	1.58%	0.50%	1.01%
Commercial real estate	410	873	1,670	1,957	2.93	4.67	3.56	3.54
Commercial lease financing	19	41	37	152	0.34	0.72	0.23	0.92
Commercial – foreign	12	149	103	375	0.17	2.05	0.50	1.59

	647	1,836	2,481	4,037	0.91	2.28	1.15	1.62
Small business commercial - domestic	444	796	1,574	2,202	11.38	17.45	12.88	15.85

Total commercial	$1,091	$2,632	$4,055	$6,239	1.46	3.09	1.77	2.37

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

(2)	Excludes small business commercial – domestic loans.
     Table 37 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which the Corporation is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $49.7 billion, or six percent, at September 30, 2010 compared to December 31, 2009. The decrease was driven primarily by reductions in both funded and unfunded loan and lease exposure.
     Total commercial utilized credit exposure decreased $27.6 billion, or five percent, at September 30, 2010 compared to December 31, 2009. Utilized loans and leases declined as businesses continued to aggressively manage working capital and production capacity, maintain low inventories and defer capital expenditures as the economic outlook remained uncertain. Clients also continued to access the capital markets for their funding needs to reduce reliance on bank credit facilities. The decline in utilized loans and leases was also due to the sale of First Republic effective July 1, 2010 and the transfer of certain exposures into LHFS partially offset by the increase in conduit balances related to the adoption of new consolidation guidance.

     The utilization rate increased to 58 percent at September 30, 2010 from 57 percent at December 31, 2009. The utilization rate includes loans and leases, letters of credit and financial guarantees, and bankers’ acceptances.

Table 37
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
	September 30	December 31	September 30	December 31	September 30	December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009

Loans and leases	$299,495	$322,564	$270,629	$298,048	$570,124	$620,612
Derivative assets (4)	84,684	87,622	-	-	84,684	87,622
Standby letters of credit and financial guarantees	64,050	67,975	1,633	1,767	65,683	69,742
Debt securities and other investments (5)	9,872	11,754	6,457	1,508	16,329	13,262
Loans held-for-sale	11,995	8,169	693	781	12,688	8,950
Commercial letters of credit	3,348	2,958	1,082	569	4,430	3,527
Bankers’ acceptances	3,700	3,658	19	16	3,719	3,674
Foreclosed properties and other	782	797	-	-	782	797

Total commercial credit exposure	$477,926	$505,497	$280,513	$302,689	$758,439	$808,186

(1)
Total commercial utilized exposure at September 30, 2010 and December 31, 2009 includes loans and issued letters of credit accounted for under the fair value option including loans outstanding of $3.7 billion and $4.9 billion and letters of credit with a notional value of $1.6 billion and $1.7 billion.

(2)
Total commercial unfunded exposure at September 30, 2010 and December 31, 2009 includes loan commitments accounted for under the fair value option with a notional value of $26.9 billion and $25.3 billion.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $68.1 billion and $51.5 billion at September 30, 2010 and December 31, 2009. Not reflected in utilized and committed exposure is additional derivative collateral held of $19.4 billion and $16.2 billion which consists primarily of other marketable securities.

(5)	Total commercial committed exposure consists of $13.3 billion and $9.8 billion of debt securities and $3.0 billion and $3.5 billion of other investments at September 30, 2010 and December 31, 2009.
     Table 38 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. In addition to reservable loans and leases, excluding those accounted for under the fair value option, exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial utilized reservable criticized exposure decreased $11.0 billion at September 30, 2010 compared to December 31, 2009, due to decreases in commercial – domestic and commercial real estate driven primarily by continued paydowns. Despite the improvements, utilized reservable criticized levels remain elevated in commercial real estate. At September 30, 2010, 88 percent of the loans within commercial utilized reservable criticized exposure were secured.

Table 38
Commercial Utilized Reservable Criticized Exposure
	September 30, 2010		December 31, 2009
(Dollars in millions)	Amount	Percent (1)	Amount	Percent (1)

Commercial – domestic (2)	$20,449	8.80%	$28,259	11.77%
Commercial real estate	21,974	39.00	23,804	32.13
Commercial lease financing	1,497	7.02	2,229	10.04
Commercial – foreign	2,037	5.09	2,605	7.12

	45,957	13.13	56,897	15.26
Small business commercial – domestic	1,741	11.40	1,789	10.18

Total commercial utilized reservable criticized exposure	$47,698	13.06	$58,686	15.03

(1)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

(2)	Excludes small business commercial – domestic exposure.

Commercial – Domestic
     At September 30, 2010, 55 percent and 25 percent of the commercial – domestic loan portfolio, excluding small business, were included in Global Commercial Banking and GBAM. The remaining 20 percent was mostly included in GWIM (business-purpose loans for wealthy individuals). Outstanding commercial – domestic loans, excluding loans accounted for under the fair value option, decreased primarily due to reduced customer demand and continued client utilization of the capital markets, partially offset by the adoption of new consolidation guidance which increased loans by $5.3 billion on January 1, 2010. Compared to December 31, 2009, reservable criticized balances and nonperforming loans and leases declined $7.8 billion and $1.0 billion. The declines were broad-based in terms of borrowers and industries and driven by improved client credit profiles and liquidity. Net charge-offs decreased $567 million and $882 million for the three and nine months ended September 30, 2010 compared to the same periods during 2009.
Commercial Real Estate
     The commercial real estate portfolio is predominantly managed in Global Commercial Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans and leases decreased $16.6 billion at September 30, 2010 compared to December 31, 2009, primarily due to portfolio attrition, the sale of First Republic, a transfer of certain assets to LHFS and net charge-offs. The portfolio remains diversified across property types and geographic regions. California represents the largest state concentration at 18 percent of commercial real estate loans and leases at September 30, 2010. For more information on geographic and property concentrations, refer to Table 39.
     Credit quality for commercial real estate is showing signs of stabilization; however, we expect that elevated unemployment and ongoing pressure on vacancy and rental rates will continue to affect primarily the non-homebuilder portfolio. Compared to December 31, 2009, nonperforming commercial real estate loans and foreclosed properties decreased in the homebuilder and retail property types, partially offset by an increase in multi-use, office, warehouse, hotel and multi-family rental property types. Reservable criticized balances declined by $1.8 billion primarily due to stabilization in the homebuilder portfolio and non-homebuilder retail and unsecured segments, partially offset by continued deterioration within the office and multi-family rental property types of the non-homebuilder portfolio. For the three and nine months ended September 30, 2010, net charge-offs decreased $463 million and $287 million compared to the same periods in 2009 due to declines in the homebuilder portfolio.

     The table below presents outstanding commercial real estate loans by geographic region and property type. Commercial real estate primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment. The decline in California is due primarily to the sale of First Republic. The declines in the Northeast and Southwest regions and the hotels/motels property type were driven primarily by the transfer of $3.8 billion of assets to LHFS.

Table 39
Outstanding Commercial Real Estate Loans
	September 30	December 31
(Dollars in millions)	2010	2009

By Geographic Region (1)
California	$9,573	$14,554
Northeast	7,666	12,089
Southwest	6,501	8,641
Southeast	6,290	7,019
Midwest	5,756	6,662
Florida	4,000	4,589
Illinois	3,191	4,527
Midsouth	2,920	3,459
Non-U.S.	2,682	2,994
Northwest	2,395	3,097
Geographically diversified (2)	341	1,362
Other (3)	1,558	544

Total outstanding commercial real estate loans (4)	$52,873	$69,537

By Property Type
Office	$10,117	$12,511
Multi-family rental	8,354	11,169
Shopping centers/retail	8,041	9,519
Industrial/warehouse	5,284	5,852
Homebuilder (5)	4,939	7,250
Multi-use	4,349	5,924
Hotels/motels	2,769	6,946
Land and land development	2,697	3,215
Other (6)	6,323	7,151

Total outstanding commercial real estate loans (4)	$52,873	$69,537

(1)	Distribution is based on geographic location of collateral.

(2)
The geographically diversified category is comprised primarily of unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions.

(3)	Primarily includes properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

(4)	Includes commercial real estate loans accounted for under the fair value option of $54 million and $90 million at September 30, 2010 and December 31, 2009.

(5)	Homebuilder includes condominiums and residential land.

(6)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.
     During the three and nine months ended September 30, 2010, we continued to see stabilization in the homebuilder portfolio. Certain portions of the non-homebuilder portfolio remain most at risk as occupancy rates, rental rates and commercial property prices remain under pressure. We have adopted a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios. For additional information on our Credit Risk Management activities, see page 54 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

     The tables below present commercial real estate credit quality data by non-homebuilder and homebuilder property types. The homebuilder portfolio includes condominiums and other residential real estate.

Table 40
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and		Utilized Reservable
	Foreclosed Properties (1)		Criticized Exposure (2)
	September 30	December 31	September 30	December 31
(Dollars in millions)	2010	2009	2010	2009

Commercial real estate – non-homebuilder
Office	$1,043	$729	$4,103	$3,822
Multi-family rental	627	546	3,171	2,496
Shopping centers/retail	990	1,157	3,210	3,469
Industrial/warehouse	462	442	1,856	1,757
Multi-use	507	416	1,373	1,578
Hotels/motels	186	160	1,190	1,140
Land and land development	888	968	1,534	1,657
Other (3)	217	417	1,735	2,210

Total non-homebuilder	4,920	4,835	18,172	18,129
Commercial real estate – homebuilder	2,231	3,228	3,802	5,675

Total commercial real estate	$7,151	$8,063	$21,974	$23,804

(1)	Includes commercial foreclosed properties of $775 million and $777 million at September 30, 2010 and December 31, 2009.

(2)
Utilized reservable criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. This includes loans, excluding those accounted for under the fair value option, SBLCs and bankers’ acceptances.

(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

Table 41
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Commercial real estate – non-homebuilder
Office	$50	$65	$244	$149	1.95%	2.02%	2.87%	1.61%
Multi-family rental	7	135	94	176	0.33	4.76	1.24	2.13
Shopping centers/retail	112	45	277	96	5.22	1.69	4.01	1.22
Industrial/warehouse	14	44	54	56	1.06	2.77	1.29	1.22
Multi-use	17	81	105	84	1.55	5.31	2.77	2.03
Hotels/motels	8	-	32	3	0.87	-	0.85	0.05
Land and land development	47	103	220	229	6.61	11.73	9.79	8.41
Other (2)	68	24	218	105	3.89	1.22	4.05	1.69

Total non-homebuilder	323	497	1,244	898	2.55	3.02	2.94	1.87
Commercial real estate – homebuilder	87	376	426	1,059	6.65	16.83	9.46	14.44

Total commercial real estate	$410	$873	$1,670	$1,957	2.93	4.67	3.56	3.54

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

(2)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.
     At September 30, 2010, we had total committed non-homebuilder exposure of $71.1 billion compared to $84.4 billion at December 31, 2009, with the decrease due to the sale of First Republic, repayments and net charge-offs. Non-homebuilder nonperforming loans and foreclosed properties were $4.9 billion, or 10.18 percent, of total non-homebuilder loans and foreclosed properties at September 30, 2010, compared to $4.8 billion, or 7.73 percent, at December 31, 2009, with the increase due to continued deterioration in the office, multi-family rental and multi-use property types. Non-homebuilder utilized reservable criticized exposure increased to $18.2 billion, or 35.60 percent, at September 30, 2010 compared to $18.1 billion, or 27.27 percent, at December 31, 2009. The increase in these ratios was driven primarily by multi-family rental and office property types as well as lower balances, partially offset by a decrease in the retail and multi-use property type. For the non-homebuilder portfolio, net charge-offs decreased $174 million for the three months and increased $346 million for the nine months ended September 30, 2010 compared to the same periods in 2009. The changes were concentrated in multi-family, multi-use and land and land development property types for the three months ended September 30, 2010 and shopping centers/retail and office property types for the nine months ended September 30, 2010.
     At September 30, 2010, we had committed homebuilder exposure of $7.0 billion compared to $10.4 billion at December 31, 2009 of which $4.9 billion and $7.3 billion were funded secured loans. The decline in homebuilder committed exposure was due to repayments, net charge-offs, reductions in new home construction and continued risk mitigation initiatives. At September 30, 2010, homebuilder nonperforming loans and foreclosed properties declined $997 million due to repayments, net charge-offs, fewer risk rating downgrades and a slowdown in the rate of home price declines compared to December 31, 2009. Homebuilder utilized reservable criticized exposure decreased by $1.9 billion to $3.8 billion due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the homebuilder portfolio were 42.28 percent and 71.76 percent at September 30, 2010 compared to 42.16 percent and 74.44 percent at December 31, 2009. Net charge-offs for the homebuilder portfolio decreased $289 million and $633 million for the three and nine months ended September 30, 2010 compared to the same periods in 2009.
     At September 30, 2010 and December 31, 2009, the commercial real estate loan portfolio included $21.4 billion and $27.4 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. The construction and land development portfolio is mostly secured and diversified across property types and geographies, but faces significant challenges in the current housing and rental markets. Weak rental demand and cash flows and declining property valuations have resulted in elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties, and net charge-offs. Reservable criticized construction and land development loans totaled $11.5 billion and $13.9 billion at September 30, 2010 and December 31, 2009. Nonperforming construction and land development loans and foreclosed properties totaled $4.4 billion and $5.2 billion at September 30, 2010 and December 31, 2009. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest begins to be paid from operating cash flows. Loans continue to be classified as construction loans until they are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Commercial – Foreign
     The commercial – foreign loan portfolio is managed primarily in GBAM. Outstanding loans, excluding loans accounted for under the fair value option, increased due to growth initiatives in Asia and other emerging markets. Net charge-offs decreased $137 million and $272 million for the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to stabilization in the portfolio with the largest decrease in the financial services sector. For additional information on the commercial – foreign portfolio, refer to Foreign Portfolio beginning on page 186.
Small Business Commercial – Domestic
     The small business commercial – domestic loan portfolio is comprised of business card and small business loans managed in Global Card Services and Global Commercial Banking. Small business commercial – domestic net charge-offs decreased $352 million and $628 million for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Although losses remain elevated, the reduction in net charge-offs was driven by lower levels of delinquencies and bankruptcies resulting from U.S. economic improvement as well as the runoff of higher risk vintages and the impact of higher quality originations. Of the small business commercial – domestic net charge-offs for the three and nine months ended September 30, 2010, 78 percent and 79 percent were credit card related products, compared to 78 percent and 77 percent for the same periods in 2009.
Commercial Loans Carried at Fair Value
     The portfolio of commercial loans accounted for under the fair value option is managed primarily in GBAM. Outstanding commercial loans accounted for under the fair value option decreased $1.3 billion to an aggregate fair value of $3.7 billion at September 30, 2010 compared to December 31, 2009 due primarily to reduced corporate borrowings under bank credit facilities. We recorded net gains (losses) of $86 million and $(54) million resulting from new originations, loans being paid off at par value and changes in the fair value of the loan portfolio during the three and nine months ended September 30, 2010, compared to net gains of $429 million and $764 million for the same periods in 2009. These amounts were primarily attributable to changes in instrument-specific credit risk and were largely offset by gains or losses from hedging activities.
     In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $809 million and $950 million at September 30, 2010 and December 31, 2009 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option were $28.5 billion and $27.0 billion at September 30, 2010 and December 31, 2009. Net gains resulting from new originations, terminations and changes in the fair value of commitments and letters of credit of $131 million and $191 million were recorded during the three and nine months ended September 30, 2010 compared to net gains of $365 million and $1.4 billion for the same periods in 2009. These gains were primarily attributable to changes in instrument-specific credit risk.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
     The table below presents the additions and reductions to nonperforming loans, leases and foreclosed properties in the commercial portfolio during the most recent five quarters. The $1.8 billion decrease at September 30, 2010 compared to December 31, 2009 was driven by paydowns, payoffs and charge-offs in the commercial real estate and commercial – domestic portfolios. Approximately 93 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 39 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 69 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated net realizable value.

Table 42
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1,2)
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in millions)	2010	2010	2010	2009	2009

Nonperforming loans and leases
Balance, beginning of period	$11,413	$12,060	$12,703	$12,260	$11,409

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	1,852	2,256	1,881	3,662	4,235
Advances	83	62	83	130	54
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(906)	(1,148)	(771)	(1,016)	(892)
Sales	(187)	(256)	(170)	(283)	(304)
Returns to performing status (3)	(415)	(404)	(323)	(220)	(94)
Charge-offs (4)	(628)	(870)	(956)	(1,448)	(1,773)
Transfers to foreclosed properties	(217)	(205)	(319)	(376)	(305)
Transfers to loans held-for-sale	(128)	(82)	(68)	(6)	(70)

Total net additions to (reductions in) nonperforming loans and leases	(546)	(647)	(643)	443	851

Total nonperforming loans and leases, end of period	10,867	11,413	12,060	12,703	12,260

Foreclosed properties
Balance, beginning of period	757	920	777	613	471

Additions to foreclosed properties:
New foreclosed properties	175	119	260	344	253
Reductions in foreclosed properties:
Sales	(135)	(253)	(93)	(150)	(73)
Write-downs	(22)	(29)	(24)	(30)	(38)

Total net additions to (reductions in) foreclosed properties	18	(163)	143	164	142

Total foreclosed properties, end of period	775	757	920	777	613

Nonperforming commercial loans, leases and foreclosed properties, end of period	$11,642	$12,170	$12,980	$13,480	$12,873

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	3.67%	3.77%	3.88%	4.00%	3.72%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	3.93	4.01	4.16	4.23	3.90

(1)
Balances do not include nonperforming LHFS of $2.5 billion, $2.7 billion, $2.9 billion, $4.5 billion and $2.9 billion at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively.

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

     At September 30, 2010, the total commercial TDR balance was $943 million. Nonperforming TDRs increased $82 million and $265 million while performing TDRs decreased $15 million and increased $101 million during the three and nine months ended September 30, 2010. Commercial – domestic TDRs were $287 million, a decrease of $45 million and $9 million in the three and nine months ended September 30, 2010. Nonperforming commercial – domestic TDRs decreased $3 million and $98 million in the three and nine months ended September 30, 2010, while performing TDRs excluded from nonperforming loans in Table 42 decreased $42 million and increased $89 million during those same periods.
     At September 30, 2010, the commercial real estate TDR balance was $644 million, an increase of $137 million and $376 million during the three and nine months ended September 30, 2010. Nonperforming TDRs increased $110 million and $364 million in the three and nine months ended September 30, 2010, while performing TDRs increased $27 million and $12 million.
     At September 30, 2010, the commercial – foreign TDR balance was $12 million, a decrease of $25 million and $1 million in the three and nine months ended September 30, 2010. All commercial – foreign TDRs were nonperforming.
     Nonperforming TDRs of $751 million are included in Table 42. As of September 30, 2010, $3.8 billion of LHFS have also undergone troubled debt restructurings. These LHFS are not included in Table 42.
Industry Concentrations
     Table 43 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. The decline in commercial committed exposure of $49.7 billion from December 31, 2009 to September 30, 2010 was broad-based across most industries.
     Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limits governance.
     Diversified financials, our largest industry concentration, experienced a decrease in committed exposure of $20.9 billion, or 19 percent, at September 30, 2010 compared to December 31, 2009. This decrease was driven primarily by a reduction in exposure to conduits tied to the consumer finance industry.
     Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $14.1 billion, or 15 percent, at September 30, 2010 compared to December 31, 2009. Real estate construction and land development exposure represented 27 percent of the total real estate industry committed exposure at September 30, 2010. For more information on the commercial real estate and related portfolios, refer to Commercial Real Estate beginning on page 177.
     The $9.4 billion, or 27 percent, decline in individuals and trust committed exposure was largely due to the unwinding of two derivative transactions. Committed exposure in the banking industry increased $8.5 billion, or 36 percent, at September 30, 2010 compared to December 31, 2009, primarily due to increases in both traded products and loan exposure as a result of momentum from growth initiatives as well as higher demand from mortgage warehouse clients, with the latter mostly to accommodate home-owner refinancings. Committed exposure for the commercial services and supplies industry declined $3.8 billion, or 11 percent, primarily due to declining line renewals and the sale of First Republic.
Monoline and Related Exposure
     Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $51 million and $41 million at September 30, 2010 and December 31, 2009.
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

     We also have indirect exposure to monolines, primarily in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined or are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements and Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties beginning on page 139. For additional information regarding disputes involving monolines, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.
     Monoline derivative credit exposure at September 30, 2010 had a notional value of $38.8 billion compared to $42.6 billion at December 31, 2009. Mark-to-market monoline derivative credit exposure was $9.7 billion at September 30, 2010 compared to $11.1 billion at December 31, 2009 with the decrease driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At September 30, 2010 the counterparty credit valuation adjustment related to monoline derivative exposure was $5.6 billion compared to $6.0 billion at December 31, 2009. This reduced our net mark-to-market exposure to $4.1 billion at September 30, 2010, compared to $5.1 billion at December 31, 2009. At September 30, 2010, approximately 60 percent of this exposure was related to one monoline, compared to approximately 54 percent at December 31, 2009. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, see GBAM beginning on page 129.

     We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the ratings agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to recovery on the purchased insurance. Investments in securities issued by municipalities and corporations with purchased wraps at September 30, 2010 and December 31, 2009 had a notional value of $2.3 billion and $5.0 billion. Mark-to-market investment exposure was $2.4 billion at September 30, 2010 compared to $4.9 billion at December 31, 2009.

Table 43
Commercial Credit Exposure by Industry (1)
	Commercial		Total Commercial
	Utilized		Committed
	September 30	December 31	September 30	December 31
(Dollars in millions)	2010	2009	2010	2009

Diversified financials	$58,176	$69,259	$88,222	$109,079
Real estate (2)	64,484	75,049	79,016	93,147
Government and public education	45,280	44,151	61,111	61,998
Healthcare equipment and services	29,980	29,584	47,373	46,870
Capital goods	22,693	23,911	45,598	48,184
Retailing	24,130	23,671	42,560	42,414
Consumer services	26,377	28,704	41,484	44,214
Materials	15,928	16,373	33,082	33,233
Banks	28,702	20,299	31,918	23,384
Commercial services and supplies	20,483	23,892	30,893	34,646
Food, beverage and tobacco	14,075	14,812	26,861	28,079
Insurance	18,742	20,613	26,028	28,033
Individuals and trusts	20,029	25,941	25,267	34,698
Energy	9,451	9,605	24,942	23,619
Utilities	6,687	9,217	24,515	25,316
Media	11,912	14,020	21,133	22,886
Transportation	11,895	13,724	17,892	20,101
Religious and social organizations	8,999	8,920	11,312	11,374
Technology hardware and equipment	4,338	3,416	10,673	10,516
Telecommunication services	4,054	3,558	9,882	9,478
Pharmaceuticals and biotechnology	2,583	2,875	9,625	10,626
Software and services	3,728	3,216	9,345	9,359
Consumer durables and apparel	4,342	4,409	8,897	9,998
Food and staples retailing	3,278	3,680	6,276	6,562
Automobiles and components	2,021	2,379	5,293	6,359
Other	15,559	10,219	19,241	14,013

Total commercial credit exposure by industry	$477,926	$505,497	$758,439	$808,186

Net credit default protection purchased on total commitments (3)			$(20,487)	$(19,025)

(1)	Includes small business commercial – domestic exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flows and primary source of repayment as key factors.

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
     At September 30, 2010 and December 31, 2009, we had net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option as well as certain other credit exposures of $20.5 billion and $19.0 billion. The mark-to-market effects, including the cost of net credit default protection hedging our credit exposure, resulted in net losses of $293 million and $316 million during the three and nine months ended September 30, 2010 compared to net losses of $988 million and $2.5 billion for the same periods in 2009. The average Value-at-Risk (VaR) for these credit derivative hedges was $53 million and $57 million for the three and nine months ended September 30, 2010, compared to $82 million and $80 million for the same periods in 2009. The average VaR for the related credit exposure was $74 million and $65 million for the three and nine months ended September 30, 2010 compared to $123 million and $140 million for the same periods in 2009. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VaR was $41 million and $43 million for the three and nine months ended September 30, 2010 compared to $73 million and $100 million for the same periods in 2009. Refer to Trading Risk Management beginning on page 192 for a description of our VaR calculation for the market-based trading portfolio.
     Tables 44 and 45 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2010 and December 31, 2009. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative and the net notional credit protection sold is shown as a positive amount.

Table 44
Net Credit Default Protection by Maturity Profile
	September 30	December 31
	2010	2009

Less than or equal to one year	18%	16%
Greater than one year and less than or equal to five years	78	81
Greater than five years	4	3

Total net credit default protection	100%	100%

Table 45
Net Credit Default Protection by Credit Exposure Debt Rating (1)
(Dollars in millions)	September 30, 2010		December 31, 2009
	Net	Percent of	Net	Percent of
Ratings (2)	Notional	Total	Notional	Total

AAA	$-	-%	$15	(0.1)%
AA	(189)	0.9	(344)	1.8
A	(6,577)	32.0	(6,092)	32.0
BBB	(8,440)	41.2	(9,573)	50.4
BB	(2,206)	10.8	(2,725)	14.3
B	(1,634)	8.0	(835)	4.4
CCC and below	(853)	4.2	(1,691)	8.9
NR (3)	(588)	2.9	2,220	(11.7)

Total net credit default protection	$(20,487)	100.0%	$(19,025)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.

(3)
In addition to names which have not been rated, “NR” includes $(467) million and $2.3 billion in net credit default swaps index positions at September 30, 2010 and December 31, 2009. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

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
     The notional amounts presented in Table 46 represent the total contract/notional amount of credit derivatives outstanding and include both purchased and written credit derivatives. The credit risk amounts are measured as the net replacement cost, in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. For information on the performance risk of our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

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

Table 46
Credit Derivatives
	September 30, 2010		December 31, 2009
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk

Purchased credit derivatives:
Credit default swaps	$2,363,774	$21,350	$2,800,539	$25,964
Total return swaps/other	29,659	1,070	21,685	1,740

Total purchased credit derivatives	2,393,433	22,420	2,822,224	27,704

Written credit derivatives:
Credit default swaps	2,320,729	-	2,788,760	-
Total return swaps/other	18,916	-	33,109	-

Total written credit derivatives	2,339,645	-	2,821,869	-

Total credit derivatives	$4,733,078	$22,420	$5,644,093	$27,704

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
     During the three and nine months ended September 30, 2010, credit valuation gains (losses) of $400 million and $(33) million ($183 million and $(194) million, net of hedges) compared to gains of $1.4 billion and $2.8 billion ($1.1 billion and $1.6 billion, net of hedges) for the same periods in 2009 were recognized in trading account profits related to counterparty credit risk on derivative assets. For additional information on gains or losses related to the counterparty credit risk on derivative assets, refer to Note 4 – Derivatives to the Consolidated Financial Statements. For information on our monoline counterparty credit risk, see the discussions beginning on pages 132 and 182, and for information on our CDO-related counterparty credit risk, see GBAM beginning on page 129.
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
     Foreign exposure includes credit exposure net of local liabilities, securities and other investments issued by or domiciled in countries other than the U.S. Total foreign exposure can be adjusted for externally guaranteed loans outstanding and certain collateral types. Exposures which are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

     As presented in Table 47, foreign exposure to borrowers or counterparties in emerging markets increased $10.3 billion to $60.9 billion at September 30, 2010, compared to $50.6 billion at December 31, 2009. The increase was due to an increase in Asia Pacific partially offset by a decrease in Latin America. Foreign exposure to borrowers or counterparties in emerging markets represented 22 percent and 20 percent of total foreign exposure at September 30, 2010 and December 31, 2009.

Table 47
Selected Emerging Markets (1)
							Total
						Local	Emerging	Increase
	Loans and				Total	Country	Market	(Decrease)
	Leases, and			Securities/	Cross-	Exposure	Exposure at	From
	Loan	Other	Derivative	Other	border	Net of Local	September 30,	December 31,
(Dollars in millions)	Commitments	Financing (2)	Assets (3)	Investments (4)	Exposure (5)	Liabilities (6)	2010	2009

Region/Country
Asia Pacific
China	$751	$898	$896	$21,425	$23,970	$-	$23,970	$11,907
India	3,138	1,692	629	2,476	7,935	119	8,054	1,894
South Korea	825	1,190	854	2,397	5,266	293	5,559	548
Singapore	576	29	313	771	1,689	-	1,689	821
Taiwan	398	34	148	499	1,079	573	1,652	923
Hong Kong	342	255	213	630	1,440	-	1,440	338
Thailand	17	12	69	404	502	17	519	332
Other Asia Pacific (7)	263	37	114	595	1,009	3	1,012	168

Total Asia Pacific	6,310	4,147	3,236	29,197	42,890	1,005	43,895	16,931

Latin America
Brazil	637	372	411	1,054	2,474	2,918	5,392	(4,062)
Mexico	1,332	321	332	427	2,412	-	2,412	(3,059)
Chile	1,083	163	396	32	1,674	13	1,687	526
Peru	250	157	40	82	529	51	580	310
Other Latin America (7)	168	259	17	382	826	174	1,000	(210)

Total Latin America	3,470	1,272	1,196	1,977	7,915	3,156	11,071	(6,495)

Middle East and Africa
Bahrain	78	-	6	1,175	1,259	-	1,259	126
United Arab Emirates	784	5	202	83	1,074	-	1,074	354
South Africa	333	9	46	81	469	-	469	(679)
Other Middle East and Africa (7)	462	73	129	192	856	1	857	89

Total Middle East and Africa	1,657	87	383	1,531	3,658	1	3,659	(110)

Central and Eastern Europe
Turkey	197	171	43	238	649	45	694	306
Russian Federation	73	122	55	181	431	2	433	(236)
Other Central and Eastern Europe (7)	47	138	305	621	1,111	12	1,123	(95)

Total Central and Eastern Europe	317	431	403	1,040	2,191	59	2,250	(25)

Total emerging market exposure	$11,754	$5,937	$5,218	$33,745	$56,654	$4,221	$60,875	$10,301

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. There was no emerging market exposure included in the portfolio accounted for under the fair value option at September 30, 2010 and December 31, 2009.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $1.5 billion and $557 million at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, there were $476 million and $616 million of other marketable securities collateralizing derivative assets.

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

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure at September 30, 2010 was $17.9 billion compared to $17.6 billion at December 31, 2009. Local liabilities at September 30, 2010 in Asia Pacific, Latin America, and Middle East and Africa were $16.3 billion, $1.4 billion and $213 million, respectively, of which $8.1 billion was in Singapore, $2.0 billion in China, $1.8 billion in Hong Kong, $1.6 billion in South Korea, $1.3 billion in both India and Mexico, and $585 million in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total foreign exposure of more than $500 million.
     At September 30, 2010 and December 31, 2009, 72 percent and 53 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $16.9 billion primarily driven by our equity investment in CCB, which accounted for 58 percent of the increase in Asia. The increase in our equity investment in CCB was driven by a required change in accounting. For more information on our CCB investment, refer to All Other beginning on page 137 and Note 5 – Securities to the Consolidated Financial Statements.
     At September 30, 2010 and December 31, 2009, 18 percent and 35 percent of the emerging markets exposure was in Latin America. Latin America emerging markets exposure decreased by $6.5 billion driven by the sale of our equity investments in Itaú Unibanco and Santander, which accounted for $5.4 billion and $2.5 billion at December 31, 2009. For more information on these sales, refer to Note 5 – Securities to the Consolidated Financial Statements.

     At September 30, 2010 and December 31, 2009, six percent and seven percent of the emerging markets exposure was in Middle East and Africa, with a decrease of $110 million primarily driven by a decrease in securities investments in South Africa, offset by increases in securities investments in Bahrain and loans in United Arab Emirates. At September 30, 2010 and December 31, 2009, four percent and five percent of the emerging markets exposure was in Central and Eastern Europe which decreased by $25 million primarily driven by a decrease in derivatives exposure in the Russian Federation.
     Certain European countries including Greece, Ireland, Italy, Portugal and Spain, are currently experiencing varying degrees of financial stress. These countries have had certain credit ratings lowered by ratings services during the nine months ended September 30, 2010. Risks from the debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on the global economic recovery and non-sovereign debt in these countries. The table below shows our direct sovereign and non-sovereign exposures (excluding consumer credit card exposure) in these countries at September 30, 2010. The total exposure to these countries was $18.2 billion at September 30, 2010 compared to $25.5 billion at December 31, 2009. The $7.3 billion decrease since December 31, 2009 was driven primarily by the sale or maturity of sovereign and non-sovereign securities in all countries.

Table 48
Selected European Countries
						Local	Total
	Loans and					Country	Foreign
	Leases, and			Securities/	Total	Exposure	Exposure
	Loan	Other	Derivative	Other	Cross–border	Net of Local	at September 30,	Credit Default
(Dollars in millions)	Commitments	Financing (1)	Assets (2)	Investments (3)	Exposure (4)	Liabilities (5)	2010	Protection (6)

Country
Greece
Sovereign	$-	$-	$1	$140	$141	$-	$141	$(26)
Non-sovereign	331	2	32	113	478	-	478	-

Total Greece	$331	$2	$33	$253	$619	$-	$619	$(26)

Ireland
Sovereign	$8	$17	$17	$-	$42	$-	$42	$-
Non-sovereign	1,925	595	307	262	3,089	-	3,089	(23)

Total Ireland	$1,933	$612	$324	$262	$3,131	$-	$3,131	$(23)

Italy
Sovereign	$-	$-	$1,701	$20	$1,721	$-	$1,721	$(1,311)
Non-sovereign	964	53	822	2,010	3,849	1,904	5,753	(59)

Total Italy	$964	$53	$2,523	$2,030	$5,570	$1,904	$7,474	$(1,370)

Portugal
Sovereign	$-	$-	$46	$38	$84	$-	$84	$(20)
Non-sovereign	66	51	66	274	457	-	457	-

Total Portugal	$66	$51	$112	$312	$541	$-	$541	$(20)

Spain
Sovereign	$-	$-	$60	$3	$63	$63	$126	$(73)
Non-sovereign	982	427	511	2,432	4,352	1,994	6,346	(7)

Total Spain	$982	$427	$571	$2,435	$4,415	$2,057	$6,472	$(80)

Total
Sovereign	$8	$17	$1,825	$201	$2,051	$63	$2,114	$(1,430)
Non-sovereign	4,268	1,128	1,738	5,091	12,225	3,898	16,123	(89)

Total Selected European exposure	$4,276	$1,145	$3,563	$5,292	$14,276	$3,961	$18,237	$(1,519)

(1)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(2)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $3.6 billion at September 30, 2010. At September 30, 2010, there was $44 million of other marketable securities collateralizing derivative assets.

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

(5)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Of the $784 million applied for exposure reduction, $344 million was in Italy, $271 million in Ireland, $136 million in Spain and $33 million in Greece.

(6)	Represents net notional credit default protection purchased to hedge counterparty risk.
Provision for Credit Losses
     The provision for credit losses decreased $6.3 billion to $5.4 billion, and $15.2 billion to $23.3 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009.
     The provision for credit losses for the consumer portfolio decreased $3.7 billion to $4.8 billion, and $9.2 billion to $20.2 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The decreases for both the three and nine month periods were due to reserve reductions in 2010 compared to reserve additions in 2009. The reserve reductions reflected lower delinquencies, decreasing bankruptcies and lower net charge-offs in the consumer credit card and unsecured consumer lending portfolios resulting from an improving economic outlook. Additionally, consumer real estate reserves were impacted by improving portfolio trends as reserves decreased during the three months ended September 30, 2010 compared to reserve increases during the same period in 2009. Reserve increases during the nine months ended September 30, 2010 were of a smaller magnitude compared to the same period in 2009. Net charge-offs of $6.1 billion for the three months ended September 30, 2010 were $886 million lower than the prior year as all consumer portfolios have benefited from economic improvement during the year. This improvement was partially offset by higher net charge-offs due to the impact of the adoption of new consolidation guidance resulting in the consolidation of certain securitized loan balances in our consumer credit card and home equity portfolios. The adoption of the new guidance also drove the $4.5 billion increase in net charge-offs to $23.5 billion for the nine months ended September 30, 2010 compared to the prior year. The addition to reserves in the consumer purchased credit-impaired loan portfolios reflected further reductions in expected principal cash flows of $292 million and $1.4 billion during the three and nine months ended September 30, 2010 compared to $1.4 billion and $3.0 billion a year earlier.
     The provision for credit losses for the commercial portfolio, including the provision for unfunded lending commitments, decreased $2.6 billion to $594 million, and $5.9 billion to $3.1 billion for the three and nine months ended September 30, 2010 compared to the same periods in 2009. In both the three and nine month comparisons, the decreases were driven by lower net charge-offs and reserve reductions across the commercial portfolio due to improved borrower credit profiles, slower deterioration of appraisal values in the commercial real estate portfolio and lower delinquencies and bankruptcies combined with higher credit quality originations in the small business portfolio.
Allowance for Credit Losses
     The allowance for loan and lease losses is allocated based on two components, described below, depending on whether or not the loan or lease has been individually identified as being impaired. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes loans held-for-sale and loans accounted for under the fair value option, as fair value adjustments related to loans measured at fair value include a credit risk component.
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
     The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases which have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of our homogeneous loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, borrower credit score, vintage and geography all of which are further broken down into current delinquency status. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of September 30, 2010, inputs to the loss forecast models resulted in reductions in the allowance for almost all consumer portfolios.
     The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize the Corporation’s historical database of actual defaults and other data. The credit characteristics of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default (PD) and the loss given default (LGD) based on the Corporation’s historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include: the value of the underlying collateral, if applicable; the industry in which the obligor operates; the obligor’s liquidity and other financial indicators; and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of September 30, 2010, updates to the credit characteristics resulted in reductions in the allowance for our commercial – domestic portfolio. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment to consider the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, inherent uncertainty in models, changes to underwriting standards and their inputs and other qualitative factors.
     We monitor differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by senior management of loan and lease portfolios and the models used to estimate incurred losses in those portfolios.
     Additions to, or reductions of, the allowance for loan and lease losses affect the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts are credited to the allowance for loan and lease losses.
     The allowance for loan and lease losses for the consumer portfolio as presented in Table 50 was $35.4 billion at September 30, 2010, an increase of $7.6 billion from December 31, 2009. This increase was primarily related to reserves recorded on January 1, 2010 in connection with the adoption of new consolidation guidance and higher reserve additions in the consumer real estate portfolios during the first half of 2010 amid continued stress in the housing market. These items were partially offset by reserve reductions primarily due to improving credit quality in the Global Card Services consumer portfolios. With respect to the consumer purchased credit-impaired loan portfolios, updates to our expected principal cash flows resulted in an increase in reserves through provision of $1.4 billion for the nine months ended September 30, 2010, primarily in the home equity portfolio.
     The allowance for commercial loan and lease losses was $8.2 billion at September 30, 2010, a $1.2 billion decrease from December 31, 2009. The decrease was primarily due to reserve reductions in the small business portfolios within Global Card Services and Global Commercial Banking, as well as in the commercial – domestic portfolios primarily in Global Commercial Banking and GBAM.
     The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.69 percent at September 30, 2010, compared to 4.16 percent at December 31, 2009. The increase in the ratio was primarily due to consumer reserve increases for securitized loans consolidated under the new consolidation guidance, which were primarily credit card loans. The September 30, 2010 and the December 31, 2009 ratios above include the impact of the purchased credit-impaired loan portfolio. Excluding the impacts of the purchased credit-impaired loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.25 percent at September 30, 2010 compared to 3.88 percent at December 31, 2009.
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
     The reserve for unfunded lending commitments at September 30, 2010 was $1.3 billion, $193 million lower than December 31, 2009.

     The table below presents a rollforward of the allowance for credit losses for the three and nine months ended September 30, 2010 and 2009.

Table 49
Allowance for Credit Losses
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in millions)	2010	2009	2010	2009

Allowance for loan and lease losses, beginning of period, before effect of the January 1 adoption of new consolidation guidance	$45,255	$33,785	$37,200	$23,071
Allowance related to adoption of new consolidation guidance	n/a	n/a	10,788	n/a

Allowance for loan and lease losses, beginning of period	45,255	33,785	47,988	23,071

Loans and leases charged off
Residential mortgage	(679)	(1,263)	(2,741)	(3,167)
Home equity	(1,444)	(2,006)	(5,724)	(5,592)
Discontinued real estate	(17)	(37)	(64)	(90)
Credit card – domestic	(3,191)	(1,836)	(11,041)	(5,148)
Credit card – foreign	(369)	(401)	(2,032)	(902)
Direct/Indirect consumer	(940)	(1,685)	(3,442)	(4,887)
Other consumer	(93)	(134)	(257)	(362)

Total consumer charge-offs	(6,733)	(7,362)	(25,301)	(20,148)

Commercial – domestic (1)	(728)	(1,606)	(2,511)	(3,858)
Commercial real estate	(434)	(890)	(1,723)	(1,981)
Commercial lease financing	(24)	(48)	(67)	(166)
Commercial – foreign	(5)	(153)	(129)	(388)

Total commercial charge-offs	(1,191)	(2,697)	(4,430)	(6,393)

Total loans and leases charged off	(7,924)	(10,059)	(29,731)	(26,541)

Recoveries of loans and leases previously charged off
Residential mortgage	19	16	41	50
Home equity	72	36	214	102
Discontinued real estate	-	-	7	3
Credit card – domestic	216	49	586	147
Credit card – foreign	74	19	164	58
Direct/Indirect consumer	233	234	747	712
Other consumer	13	16	46	48

Total consumer recoveries	627	370	1,805	1,120

Commercial – domestic (2)	78	37	266	103
Commercial real estate	24	17	53	24
Commercial lease financing	5	7	30	14
Commercial – foreign	(7)	4	26	13

Total commercial recoveries	100	65	375	154

Total recoveries of loans and leases previously charged off	727	435	2,180	1,274

Net charge-offs	(7,197)	(9,624)	(27,551)	(25,267)

Provision for loan and lease losses	5,395	11,658	23,099	38,357
Other (3)	128	13	45	(329)

Allowance for loan and lease losses, September 30	43,581	35,832	43,581	35,832

Reserve for unfunded lending commitments, beginning of period	1,413	1,992	1,487	421
Provision for unfunded lending commitments	1	47	207	103
Other (4)	(120)	(472)	(400)	1,043

Reserve for unfunded lending commitments, September 30	1,294	1,567	1,294	1,567

Allowance for credit losses, September 30	$44,875	$37,399	$44,875	$37,399

Loans and leases outstanding at September 30 (5)	$930,226	$908,069	$930,226	$908,069
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (5)	4.69%	3.95%	4.69%	3.95%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30	5.57	4.62	5.57	4.62
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (5)	2.78	2.76	2.78	2.76
Average loans and leases outstanding at September 30 (5)	$931,103	$923,446	$960,106	$956,004
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	3.07%	4.13%	3.84%	3.53%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (5, 6, 7)	135	112	135	112
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	1.53	0.94	1.18	1.06

Excluding purchased credit-impaired loans:
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (5)	4.25%	3.71%	4.25%	3.71%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30	4.98	4.30	4.98	4.30
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (5)	2.78	2.76	2.78	2.76
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	3.18	4.27	3.98	3.68
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (5, 6, 7)	118	101	118	101
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	1.34	0.86	1.04	0.96

(1)
Includes small business commercial - domestic charge-offs of $473 million and $1.7 billion for the three and nine months ended September 30, 2010 compared to $814 million and $2.2 billion for the same periods in 2009.

(2)
Includes small business commercial - domestic recoveries of $29 million and $78 million for the three and nine months ended September 30, 2010 compared to $18 million and $44 million for the same periods in 2009.

(3)
For the nine months ended September 30, 2009, amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for $7.8 billion in held-to-maturity debt securities that were issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation.

(4)
For the nine months ended September 30, 2010, amount includes the remaining balance of the acquired Merrill Lynch liability excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded positions. All other amounts represent primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under fair value option were $3.7 billion and $6.2 billion at September 30, 2010 and 2009. Average loans accounted for under fair value option were $3.8 billion and $4.2 billion for the three and nine months ended September 30, 2010 compared to $6.8 billion and $7.3 billion for the same periods in 2009.

(6)
Allowance for loan and lease losses includes $23.7 billion and $17.2 billion allocated to products that were excluded from nonperforming loans, leases and foreclosed properties at September 30, 2010 and 2009.

(7)	For more information on our definition of nonperforming loans, see the discussion beginning on page 170.

n/a = not applicable

     For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. The table below presents our allocation by product type.

Table 50
Allocation of the Allowance for Credit Losses by Product Type
	September 30, 2010			January 1, 2010 (1)	December 31, 2009
			Percent of				Percent of
			Loans and				Loans and
		Percent of	Leases			Percent of	Leases
(Dollars in millions)	Amount	Total	Outstanding (2)	Amount	Amount	Total	Outstanding (2)

Allowance for loan and lease losses (3)
Residential mortgage	$4,320	9.91%	1.78%	$4,607	$4,607	12.38%	1.90%
Home equity	12,925	29.66	9.13	10,733	10,160	27.31	6.81
Discontinued real estate	1,191	2.73	8.86	989	989	2.66	6.66
Credit card – domestic	11,977	27.48	10.54	15,102	6,017	16.18	12.17
Credit card – foreign	2,116	4.86	7.76	2,686	1,581	4.25	7.30
Direct/Indirect consumer	2,661	6.11	2.88	4,251	4,227	11.36	4.35
Other consumer	171	0.39	5.83	204	204	0.55	6.53

Total consumer	35,361	81.14	5.57	38,572	27,785	74.69	4.81

Commercial – domestic (4)	4,089	9.38	2.14	5,153	5,152	13.85	2.59
Commercial real estate	3,573	8.20	6.77	3,567	3,567	9.59	5.14
Commercial lease financing	151	0.35	0.71	291	291	0.78	1.31
Commercial – foreign	407	0.93	1.33	405	405	1.09	1.50

Total commercial (5)	8,220	18.86	2.78	9,416	9,415	25.31	2.96

Allowance for loan and lease losses	43,581	100.00%	4.69	47,988	37,200	100.00%	4.16

Reserve for unfunded lending commitments	1,294			1,487	1,487

Allowance for credit losses (6)	$44,875			$49,475	$38,687

(1)	Balances reflect impact of new consolidation guidance.

(2)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option for each loan and lease category. Loans accounted for under the fair value option include commercial – domestic loans of $1.8 billion and $3.0 billion, commercial – foreign loans of $1.8 billion and $1.9 billion, and commercial real estate loans of $54 million and $90 million at September 30, 2010 and December 31, 2009.

(3)	Current period is presented in accordance with new consolidation guidance. Prior period has not been restated.

(4)	Includes allowance for small business commercial – domestic loans of $1.8 billion and $2.4 billion at September 30, 2010 and December 31, 2009.

(5)	Includes allowance for loan and lease losses for impaired commercial loans of $673 million and $1.2 billion at September 30, 2010 and December 31, 2009.

(6)	Includes $5.6 billion and $3.9 billion of allowance for credit losses related to purchased credit-impaired loans at September 30, 2010 and December 31, 2009.
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
     The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2010 as compared with the three months ended June 30, 2010 and March 31, 2010. During the three months ended September 30, 2010, positive trading-related revenue was recorded for 100 percent of the trading days of which 89 percent were daily trading gains of over $25 million. This can be compared to the three months ended June 30, 2010, where positive trading-related revenue was recorded for 81 percent of the trading days of which 59 percent were daily trading gains of over $25 million, eight percent of the trading days had losses greater than $25 million and the largest loss was $102 million. For the three months ended March 31, 2010, positive trading-related revenue was recorded for 100 percent of the trading days of which 95 percent were daily trading gains of over $25 million.
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
     The graph below shows daily trading-related revenue and VaR for the twelve months ended September 30, 2010. Actual losses did not exceed daily trading VaR in the twelve months ended September 30, 2010 and 2009. Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year.
Trading Risk and Return
Daily Trading-related Revenue and VaR

     Table 51 presents average, high and low daily trading VaR for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, as well as average daily trading VaR for the nine months ended September 30, 2010 and September 30, 2009.

Table 51
Trading Activities Market Risk VAR
	Three Months Ended			Three Months Ended			Three Months Ended			Nine Months Ended
	September 30, 2010			June 30, 2010			September 30, 2009			September 30
										2010	2009
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	Average

Foreign exchange	$8.2	$13.4	$4.9	$21.5	$63.0	$6.6	$17.0	$30.8	$6.1	$25.6	$14.0
Interest rate	83.7	128.3	43.7	56.4	89.7	38.4	80.6	136.7	49.1	68.1	70.7
Credit	165.7	189.3	139.1	175.8	216.2	146.8	145.9	191.5	123.9	182.9	182.9
Real estate/mortgage	108.4	138.5	90.3	71.0	80.2	63.5	47.4	61.6	36.4	81.4	46.9
Equities	28.3	37.3	22.8	36.6	68.1	20.9	47.7	74.4	30.8	42.4	39.8
Commodities	16.8	20.4	12.8	23.2	31.7	14.0	19.4	26.3	16.7	20.7	20.0
Portfolio diversification	(226.1)	-	-	(195.5)	-	-	(198.6)	-	-	(205.3)	(184.5)

Total market-based trading portfolio	$185.0	$212.0	$152.5	$189.0	$296.3	$123.0	$159.4	$225.1	$117.9	$215.8	$189.8

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
     The decrease in average VaR during the three months ended September 30, 2010 resulted from reduced exposures in several businesses. In addition, portfolio diversification increased relative to average VaR, as exposure changes resulted in reduced correlations across businesses.
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
Trading Portfolio Stress Testing
     Because the very nature of a VaR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate the VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing. A process has been established to ensure consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 152.
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
     Simulations are used to estimate the impact on core net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations evaluate how changes in short-term financial instruments, debt securities, loans, deposits, borrowings and derivative instruments impact core net interest income. In addition, these simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. These simulations do not include the impact of hedge ineffectiveness.
     Management analyzes core net interest income forecasts utilizing different rate scenarios with the baseline utilizing market-based forward interest rates. Management frequently updates the core net interest income forecast for changing assumptions and differing outlooks based on economic trends and market conditions. Thus, we continually monitor our balance sheet position in an effort to maintain an acceptable level of exposure to interest rate changes.
     We prepare forward-looking forecasts of core net interest income. The baseline forecast takes into consideration expected future business growth, ALM positioning, and the direction of interest rate movements as implied by the market-based forward curve. We then measure and evaluate the impact that alternative interest rate scenarios have on the static baseline forecast in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecast at September 30, 2010 and December 31, 2009 are presented in the table below.

Table 52
Forward Rates
	September 30, 2010			December 31, 2009
		Three-Month			Three-Month
	Federal Funds	LIBOR	10-Year Swap	Federal Funds	LIBOR	10-Year Swap

Spot rates	0.25%	0.29%	2.57%	0.25%	0.25%	3.97%
12-month forward rates	0.25	0.57	2.93	1.14	1.53	4.47

     Table 53 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from September 30, 2010 and December 31, 2009, resulting from a 100 bps gradual parallel increase, a 100 bps gradual parallel decrease, a 100 bps gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bps gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income, see page 111.

Table 53
Estimated Core Net Interest Income (1)
(Dollars in millions)			September 30	December 31
Curve Change	Short Rate (bps)	Long Rate (bps)	2010	2009

+100 bps Parallel shift	+100	+100	$875	$598
-100 bps Parallel shift	-100	-100	(1,009)	(1,084)
Flatteners
Short end	+100	-	114	127
Long end	-	-100	(815)	(616)
Steepeners
Short end	-100	-	(235)	(444)
Long end	-	+100	726	476

(1)	Prior periods are reported on a managed basis.
     The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated periods. At September 30, 2010, the exposure as reported reflects impacts that may be realized in net interest income. At December 31, 2009, the estimated exposure as reported reflects impacts that would have been realized primarily in net interest income and card income.
     Our core net interest income was asset sensitive to a parallel move in interest rates at both September 30, 2010 and December 31, 2009. Beyond what is already implied in the market-based forward curve, the exposure to declining rates is materially unchanged since December 31, 2009. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities
     The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities including MBS and to a lesser extent corporate, municipal and other debt securities. At September 30, 2010 and December 31, 2009, AFS debt securities were $322.4 billion and $301.6 billion. During the three months ended September 30, 2010 and 2009, we purchased AFS debt securities of $38.5 billion and $38.7 billion, sold $15.6 billion and $43.8 billion, and had maturities and received paydowns of $16.4 billion and $15.5 billion. We realized $883 million and $1.6 billion in net gains on sales of debt securities during the three months ended September 30, 2010 and 2009. In addition, we securitized $6.2 billion of residential mortgage loans into MBS which we retained during the three months ended September 30, 2009. There were no residential mortgage loans securitized into MBS during the three months ended September 30, 2010.
     During the nine months ended September 30, 2010 and 2009, we purchased AFS debt securities of $138.2 billion and $82.4 billion, sold $78.2 billion and $119.1 billion, and had maturities and received paydowns of $52.8 billion and $47.2 billion. We realized $1.7 billion and $3.7 billion in net gains on sales of debt securities during the nine months ended September 30, 2010 and 2009. In addition, we securitized $2.1 billion and $11.6 billion of residential mortgage loans into MBS which we retained during the nine months ended September 30, 2010 and 2009.
     During the second quarter of 2010, we entered into a series of transactions in our AFS debt securities portfolio that involved securitizations as well as sales of non-agency RMBS. The Corporation made the decision to enter into these transactions following a review of corporate risk objectives in light of proposed Basel regulatory capital changes and liquidity targets. For more information on the proposed regulatory capital changes, see Basel Regulatory Capital Requirements on page 153. The carrying value of the non-agency RMBS portfolio was reduced $5.2 billion during the second quarter of 2010, primarily as a result of the aforementioned sales and securitizations as well as paydowns. We recognized net losses of $711 million on the sales and securitization, and improved the overall credit quality of the remaining portfolio as the non-agency RMBS portfolio below investment grade was reduced significantly.
     Accumulated OCI includes an $8.5 billion and $1.0 billion after-tax net unrealized gain at September 30, 2010 and 2009, comprised primarily of $2.3 billion of after-tax net unrealized gains related to AFS debt securities and $6.2 billion of after-tax net unrealized gains related to AFS equity securities. The gain was primarily due to the $6.2 billion after-tax unrealized gain on our investment in CCB that was recorded in accumulated OCI during the three months ended September 30, 2010, which previously had been carried at cost. Total market value of the AFS debt securities was $322.4 billion and $247.2 billion at September 30, 2010 and 2009 with a weighted-average duration of 4.3 years for both periods, and primarily relates to our MBS portfolio. The amount of pre-tax accumulated OCI related to AFS debt securities decreased by $1.0 billion during the three months ended September 30, 2010 and improved by $4.7 billion during the nine months ended September 30, 2010. This compared to the three and nine months ended September 30, 2009 in which it decreased by $4.6 billion and $8.3 billion.
     We recognized $123 million and $850 million of OTTI losses through earnings on AFS debt securities during the three and nine months ended September 30, 2010 compared to $797 million and $2.2 billion for the same periods in 2009. OTTI losses on AFS marketable equity securities decreased $323 million during the nine months ended September 30, 2010 compared to $326 million for the same period in 2009.
     The recognition of impairment losses on AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost, the financial condition of the issuer of the security and its ability to recover market value, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery. We do not intend to sell securities with unrealized losses and it is more-likely-than-not that we will not be required to sell those securities before recovery of amortized cost. Based on our evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at September 30, 2010 are other-than-temporarily impaired.
Residential Mortgage Portfolio
     At September 30, 2010 and December 31, 2009, residential mortgages were $243.1 billion and $242.1 billion. During the three months ended September 30, 2010 and 2009, we retained $17.1 billion and $8.4 billion in first mortgages originated by Home Loans & Insurance. Outstanding residential mortgage loans increased $1.0 billion at September 30, 2010 compared to December 31, 2009 primarily due to the repurchase of FHA insured mortgages from Government National Mortgage Association (GNMA) securities and origination of FHA insured loans during the nine months ended September 30, 2010. During the three months ended September 30, 2009, we securitized $6.2 billion of residential mortgage loans into MBS which we retained. There were no residential mortgage loans securitized into MBS during the three months ended September 30, 2010. For more information on these securitizations, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. During the three months ended September 30, 2010 and 2009, we had no purchases of residential mortgages related to ALM activities. We sold $129 million of residential mortgages during the three months ended September 30, 2010, all of which were originated residential mortgages. Net gains on these transactions were $13 million. This compares to sales of $17 million of residential mortgages during the three months ended September 30, 2009 of which $14 million were originated residential mortgages and $3 million were previously purchased from third parties. Net gains on these transactions were immaterial. We received paydowns of $9.2 billion and $11.5 billion during the three months ended September 30, 2010 and 2009.
     We retained $36.8 billion and $21.2 billion in first mortgages originated by Home Loans & Insurance during the nine months ended September 30, 2010 and 2009. We securitized $2.1 billion and $11.6 billion of residential mortgage loans into MBS which we retained during the nine months ended September 30, 2010 and 2009. We recognized gains of $61 million on the securitizations completed during the nine months ended September 30, 2010. We had no purchases of residential mortgages related to ALM activities during the nine months ended September 30, 2010 and 2009. We sold $412 million of residential mortgages during the nine months ended September 30, 2010 of which $401 million were originated residential mortgages and $11 million were previously purchased from third parties. Net gains on these transactions were $19 million. This compares to sales of $5.8 billion during the nine months ended September 30, 2009, which were comprised of $5.1 billion in originated residential mortgages and $651 million previously purchased from third parties. Net gains on these transactions were $46 million. We received paydowns of $25.8 billion and $34.1 billion during the nine months ended September 30, 2010 and 2009.
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
     Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps and foreign currency forward contracts, to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 54 shows the notional amounts, fair value, weighted-average receive fixed and pay fixed rates, expected maturity and estimated duration of our open ALM derivatives at September 30, 2010 and December 31, 2009. These amounts do not include derivative hedges on our net investments in consolidated foreign operations and MSRs.
     Changes to the composition of our derivatives portfolio during the nine months ended September 30, 2010 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate environment, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions increased to $7.6 billion at September 30, 2010 from $6.5 billion at December 31, 2009. Our interest rate swap positions, including foreign exchange contracts, were a net receive fixed position of $390 million at September 30, 2010 compared to a net receive fixed position of $52.2 billion at December 31, 2009. The decrease in the notional levels of our interest rate swap position was driven by the net addition of $12.5 billion in pay fixed swaps and $12.1 billion in foreign currency-denominated receive fixed swaps, offset by a reduction of $8.5 billion in U.S. dollar-denominated receive fixed swaps. The notional amount of our foreign exchange basis swaps was $212.8 billion and $122.8 billion at September 30, 2010 and December 31, 2009. The $90.0 billion notional change was primarily due to new trade activity during the nine months ended September 30, 2010 to mitigate cross currency basis risk on our economic hedge portfolio. The increase in pay fixed swaps resulted from hedging newly purchased U.S. Treasury Bonds with swaps and entering into additional pay fixed swaps to hedge variable rate short-term liabilities. Our futures and forwards net notional position, which reflects the net of long and short positions, was a long position of $2.5 billion at September 30, 2010 compared to a long position of $10.6 billion at December 31, 2009.

     The table below includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments. The fair value of net ALM contracts decreased $1.8 billion to a gain of $10.5 billion at September 30, 2010 from a gain of $12.3 billion at December 31, 2009. The decrease was primarily attributable to a loss from the changes in the value of pay fixed interest rate swaps of $12.5 billion, option products of $605 million and foreign exchange basis swaps of $270 million. The decrease was partially offset by changes in the value of U.S. dollar-denominated receive fixed interest rate swaps of $7.2 billion and foreign exchange contracts of $4.4 billion.

Table 54
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
September 30, 2010
		Expected Maturity
									Average
(Dollars in millions, average estimated	Fair								Estimated
duration in years)	Value	Total	2010	2011	2012	2013	2014	Thereafter	Duration

Receive fixed interest rate swaps (1, 2)	$11,248								4.63
Notional amount		$102,095	$1,772	$8	$36,201	$7,663	$7,097	$49,354
Weighted-average fixed-rate		3.95%	3.33%	1.00%	2.49%	3.95%	3.71%	5.09%
Pay fixed interest rate swaps (1)	(11,364)								7.84
Notional amount		$159,912	$2,500	$50,810	$16,205	$1,207	$6,742	$82,448
Weighted-average fixed-rate		2.99%	1.82%	2.37%	2.15%	2.88%	2.33%	3.64%
Same-currency basis swaps (3)	113
Notional amount		$128,067	$154	$10,714	$48,013	$23,870	$21,011	$24,305
Foreign exchange basis swaps (2, 4, 5)	4,363
Notional amount		212,810	5,664	21,940	31,402	37,152	39,966	76,686
Option products (6)	(432)
Notional amount		7,643	60	631	2,092	2,091	603	2,166
Foreign exchange contracts (2, 5, 7)	6,530
Notional amount (8)		99,024	46,957	6,236	4,897	8,086	13,026	19,822
Futures and forward rate contracts	4

Notional amount (8)		2,500	2,500	-	-	-	-	-
Net ALM contracts	$10,462

December 31, 2009
		Expected Maturity
									Average
(Dollars in millions, average estimated	Fair								Estimated
duration in years)	Value	Total	2010	2011	2012	2013	2014	Thereafter	Duration

Receive fixed interest rate swaps (1, 2)	$4,047								4.34
Notional amount		$110,597	$15,212	$8	$35,454	$7,333	$8,247	$44,343
Weighted-average fixed-rate		3.65%	1.61%	1.00%	2.42%	4.06%	3.48%	5.29%
Pay fixed interest rate swaps (1)	1,175								4.18
Notional amount		$104,445	$2,500	$50,810	$14,688	$806	$3,729	$31,912
Weighted-average fixed-rate		2.83%	1.82%	2.37%	2.24%	3.77%	2.61%	3.92%
Same-currency basis swaps (3)	107
Notional amount		$42,881	$4,549	$8,593	$11,934	$5,591	$5,546	$6,668
Foreign exchange basis swaps (2, 4, 5)	4,633
Notional amount		122,807	7,958	10,968	19,862	18,322	31,853	33,844
Option products (6)	174
Notional amount		6,540	656	2,031	1,742	244	603	1,264
Foreign exchange contracts (2, 5, 7)	2,144
Notional amount (8)		103,726	63,158	3,491	3,977	6,795	10,585	15,720
Futures and forward rate contracts	(8)
Notional amount (8)		10,559	10,559	-	-	-	-	-

Net ALM contracts	$12,272

(1)
At September 30, 2010 and December 31, 2009, the receive fixed interest rate swap notional amounts that represented forward starting swaps and will not be effective until their respective contractual start dates were $623 million and $2.5 billion, and the forward starting pay fixed swap positions were $54.0 billion and $76.8 billion.

(2)
Does not include basis adjustments on fixed-rate debt issued by the Corporation and hedged under fair value hedges using derivatives designated as hedging instruments that substantially offset the fair values of these derivatives.

(3)
At September 30, 2010 and December 31, 2009, same-currency basis swaps consist of $128.1 billion and $42.9 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consist of cross-currency variable interest rate swaps used separately or in conjunction with receive fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain foreign debt issued by the Corporation which substantially offset the fair values of these derivatives.

(6)
Option products of $7.6 billion and $6.5 billion at September 30, 2010 and December 31, 2009 were comprised of $159 million and $177 million in purchased caps and $7.5 billion and $6.3 billion in swaptions.

(7)
Foreign exchange contracts include foreign currency-denominated and cross-currency receive fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional amount was comprised of $58.2 billion in foreign currency-denominated and cross-currency receive fixed swaps and $40.8 billion in foreign currency forward rate contracts at September 30, 2010, and $46.0 billion in foreign currency-denominated and cross-currency receive fixed swaps and $57.7 billion in foreign currency forward rate contracts at December 31, 2009.

(8)	Reflects the net of long and short positions.

     We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities, including certain compensation costs and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $4.0 billion and $2.5 billion at September 30, 2010 and December 31, 2009. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at September 30, 2010, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.7 billion, or 28 percent within the next year, 80 percent within five years, and 93 percent within 10 years, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.
     In addition to the derivatives disclosed in Table 54, we hedge our net investment in foreign operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax gains on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by losses on our net investments in consolidated foreign entities at September 30, 2010.
Mortgage Banking Risk Management
     We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
     Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At September 30, 2010 and December 31, 2009, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $150.5 billion and $161.4 billion.
     MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, Eurodollar futures, as well as mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at September 30, 2010 were $1.4 trillion and $66.9 billion, for a total notional amount of $1.5 trillion. At December 31, 2009, the notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $1.3 trillion and $67.6 billion, for a total notional amount of $1.4 trillion. For the three and nine months ended September 30, 2010, we recorded gains in mortgage banking income of $2.2 billion and $7.1 billion related to the change in fair value of these economic hedges as compared to gains (losses) of $1.3 billion and $(1.9) billion for the same periods in 2009. For additional information on MSRs, see Note 16 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Home Loans & Insurance beginning on page 123.
Compliance Risk Management
     Compliance risk is the risk posed by the failure to manage regulatory, legal and ethical issues that could result in monetary damages, losses or harm to our reputation or image. The Seven Elements of a Compliance Program® provides the framework for the compliance programs that are consistently applied across the Corporation to manage compliance risk. This framework includes a common approach to commitment and accountability, policies and procedures, controls and supervision, monitoring and testing, regulatory change management, education and awareness, and reporting. For more information on our Compliance Risk Management activities, refer to page 86 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.

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
     We approach operational risk management from two perspectives: the enterprise and line of business. The Operational Risk Committee, which reports to the Enterprise Risk Committee of the Board, is responsible for operational risk policies, measurement and management, and control processes. Within Global Risk Management, Corporate Operational Risk Management develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization. For more information on potential risks resulting from our foreclosure review processes, see Executive Summary – Recent Events on page 95.
     For more information on our Operational Risk Management activities, refer to pages 86 and 87 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K.
Complex Accounting Estimates
     Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.
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
Level 3 Assets and Liabilities
     Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include private equity investments, consumer MSRs, ABS, highly structured, complex or long-dated derivative contracts, structured notes and certain CDOs, for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model is not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques for which the determination of fair value requires significant management judgment or estimation. In the nine months ended September 30, 2010, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.
     Level 3 assets, before the impact of counterparty netting related to our derivative positions, were $84.1 billion and $103.6 billion at September 30, 2010 and December 31, 2009 and represented approximately 11 percent and 14 percent of assets measured at fair value (or four percent and five percent of total assets). Level 3 liabilities, before the impact of counterparty netting related to our derivative positions, were $16.5 billion and $21.8 billion at September 30, 2010 and

December 31, 2009 and represented approximately six percent and 10 percent of the liabilities measured at fair value (or approximately one percent of total liabilities for both period ends). At September 30, 2010, $17.6 billion, or eight percent, of trading account assets were classified as Level 3 assets, and $38 million, or less than one percent, of trading account liabilities, were classified as Level 3 liabilities. At September 30, 2010, $20.4 billion, or 28 percent, of derivative assets were classified as Level 3 assets, and $10.9 billion, or 22 percent, of derivative liabilities were classified as Level 3 liabilities. See Note 14 – Fair Value Measurements to the Consolidated Financial Statements for a tabular presentation of the fair values of Level 1, 2 and 3 assets and liabilities at September 30, 2010 and December 31, 2009 and detail of Level 3 activity for the three and nine months ended September 30, 2010 and 2009.
     During the three months ended September 30, 2010, we recognized net gains of $893 million on Level 3 assets and liabilities which were primarily gains on net derivatives, driven by income earned on IRLCs related to the origination of mortgage loans that are held for sale which are considered derivative instruments. These gains were partially offset by changes in the value of MSRs as a result of a decline in interest rates. We also recorded pre-tax unrealized gains of $222 million in accumulated OCI on Level 3 assets during the three months ended September 30, 2010, which were primarily related to non-agency RMBS.
     During the nine months ended September 30, 2010, we recognized net gains of $3.1 billion on Level 3 assets and liabilities which were primarily gains on net derivatives driven by income earned on IRLCs related to the origination of mortgage loans that are held for sale, which are considered derivative instruments, and gains recognized on private equity investments which are included in other assets. These gains were partially offset by changes in the value of MSRs as a result of a decline in interest rates and other-than-temporary impairment losses on non-agency RMBS. We also recorded pre-tax unrealized losses of $301 million in accumulated OCI on Level 3 assets and liabilities during the nine months ended September 30, 2010, primarily related to non-agency RMBS.
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
     During the three months ended September 30, 2010, the more significant transfers out of Level 3 included $1.5 billion of trading account assets driven by increased price verification of corporate debt securities and non-U.S. government and agency securities.
     During the nine months ended September 30, 2010, the more significant transfers into Level 3 included $3.0 billion of trading account assets, $3.4 billion of AFS debt securities, $1.1 billion of net derivative contracts and $1.4 billion of long-term debt. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain municipal auction rate securities and corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts were primarily related to a lack of price observability for certain credit default and total return swaps. Transfers into Level 3 for long-term debt were attributable to increases in the impact of unobservable inputs on the value of certain equity linked structured notes.
     During the nine months ended September 30, 2010, the more significant transfers out of Level 3 were $3.1 billion of trading account assets and $1.4 billion of long-term debt. Transfers out of Level 3 for trading account assets were driven by increased price verification of certain mortgage-backed securities, corporate debt and non-U.S. government and agency securities and increased price observability of index floaters based on the BMA curve held in corporate securities, trading loans and other. Transfers out of Level 3 for long-term debt are the result of a decrease in the significance of unobservable pricing inputs for certain equity linked structured notes.
Goodwill and Intangible Assets
     The nature of and accounting for goodwill and intangible assets are discussed in detail in Note 9 – Goodwill and Intangible Assets to the Consolidated Financial Statements and also in Note 10 – Goodwill and Intangible Assets and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2009

Annual Report on Form 10-K as well as Complex Accounting Estimates beginning on page 88 of the MD&A of the Corporation’s 2009 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30, or in interim periods if events or circumstances indicate a potential impairment. A reporting unit is a business segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.
     The Corporation’s common stock price, consistent with common stock prices in the financial services industry, has been more volatile during the past 24 months primarily due to the continued uncertainty in the financial markets as well as recent financial reforms including the Financial Reform Act. During this period, our market capitalization remained below our recorded book value. The fair value of all reporting units in aggregate as of the June 30, 2010 annual impairment test was estimated to be $264.4 billion and the common stock market capitalization of the Corporation as of that date was $144.2 billion ($131.4 billion at September 30, 2010). The implied control premium, the amount a buyer is willing to pay over the current market price of a publicly traded stock to obtain control, was 63 percent after taking into consideration the outstanding preferred stock of $18.0 billion as of June 30, 2010. As none of our reporting units are publicly traded, individual reporting unit fair value determinations are not directly correlated to the Corporation’s stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that recent fluctuations in our market capitalization as a result of the market dislocation are reflective of actual cash flows and the fair value of our individual reporting units.
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
     The market approach we used estimates the fair value of the individual reporting units by incorporating any combination of the tangible capital, book capital and earnings multiples from comparable publicly traded companies in industries similar to that of the reporting unit. The relative weight assigned to these multiples varies among the reporting units based upon qualitative and quantitative characteristics, primarily the size and relative profitability of the respective reporting unit as compared to the comparable publicly traded companies. Since the fair values determined under the market approach are representative of a noncontrolling interest, a control premium was added to arrive at the reporting units’ estimated fair values on a controlling basis.
     For purposes of the income approach, discounted cash flows were calculated by taking the net present value of estimated cash flows using estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We utilized discount rates that we believe adequately reflect the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of the reporting unit. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results.
     During the third quarter, we completed our annual goodwill impairment test as of June 30, 2010 for all of our reporting units. In performing the first step of the annual impairment analysis, we compared the fair value of each reporting unit to its current carrying amount, including goodwill. To determine fair value, we utilized a combination of a market approach and an income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premiums used in the June 30, 2010 annual impairment test ranged from 25 percent to 35 percent. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2010 annual impairment test ranged from 11 percent to 15 percent depending on the relative risk of a reporting unit. Growth rates developed by management for individual revenue and expense items in each reporting unit ranged from (1.0) percent to 5.9 percent. For certain revenue and expense items that have been significantly affected by the current economic environment and financial reform, management developed separate long-term forecasts. As part of the June 30, 2010 annual test, the fair value of Global Card Services was estimated under the income approach and did not consider the impact of any potential future changes which may result from the Financial Reform Act which was not signed into law until the third quarter.
     Based on the results of step one of the annual impairment test, we determined that the carrying amount of the Home Loans & Insurance and Global Card Services reporting units, including goodwill, exceeded their fair value. The carrying amount of the reporting unit, fair value of the reporting unit and goodwill for Home Loans & Insurance were $27.1 billion, $22.5 billion and $4.8 billion, respectively, and for Global Card Services were $40.1 billion, $40.1 billion and $22.3 billion, respectively. Therefore, we performed step two of the goodwill impairment test for these reporting units as of June 30, 2010. For all other reporting units, step two was not required as their fair value exceeded their carrying value indicating there was no impairment.
     In step two for both reporting units, we compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. We determined the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Significant assumptions in measuring the fair value of the assets and liabilities of both reporting units including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. Based on the results of step two of the impairment test as of June 30, 2010, we determined that goodwill was not impaired in either Home Loans & Insurance or Global Card Services.
     The table below shows goodwill assigned to the individual reporting units and the fair value as a percentage of the carrying value as of our June 30, 2010 annual impairment test.

Table 55
Goodwill by Reporting Unit
	June 30, 2010
	Estimated Fair Value
	as a % of Allocated
(Dollars in billions)	Carrying Value	Goodwill

Deposits	158.5%	$17.9
Global Card Services	99.9	22.3
Home Loans & Insurance	83.0	4.8
Global Commercial Banking	116.1	20.7
Global Banking & Markets
Global Markets	147.2	3.3
Global Corporate & Investment Banking	136.9	6.9
Global Wealth & Investment Management
U.S. Trust	119.0	4.4
Merrill Lynch Global Wealth Management	179.7	5.2
Retirement & Philanthropic Services	725.1	0.3

     In estimating the fair value of the reporting units in step one of the goodwill impairment analysis, the fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption would eventually lead to the fair value of a reporting unit being less than its carrying amount. Also, to the extent step two of the goodwill analysis is required, changes in the estimated fair values of the individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.
     Given the results of our annual impairment test and due to continued stress for Home Loans & Insurance as a result of current market conditions, we concluded, consistent with previous quarters, that an additional impairment analysis should be performed for this reporting unit during the third quarter ended September 30, 2010. In step one of the goodwill impairment analysis, the fair value of Home Loans & Insurance was estimated with equal weighting assigned to the market approach and the income approach. Under the market approach valuation, significant assumptions were consistent with the assumptions used in our annual impairment tests as of June 30, 2010 and included market multiples and a control premium. The significant assumptions for the valuation of Home Loans & Insurance under the income approach included cash flow estimates, the discount rate and the terminal value. Consistent with the June 30, 2010 annual impairment test, the results of step one for Home Loans & Insurance indicated that the carrying amount exceeded the fair value. The carrying amount of the reporting unit, fair value of the reporting unit and goodwill for Home Loans & Insurance were $25.6 billion, $25.5 billion and $4.8 billion, respectively. The estimated fair value as a percent of the carrying amount at September 30, 2010 was 99.8 percent. Under step two of the goodwill impairment analysis for the reporting unit, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit included discount rates, loss rates and interest rates. Based on the results of step two of the impairment test, we determined that goodwill was not impaired in Home Loans & Insurance. In addition, we stressed the fair value of Home Loans & Insurance as determined in step one to consider the uncertainty associated with the risks related to representations and warranties. The results of the stress test supported the conclusion that goodwill was not impaired. In the future, continued uncertainty or the occurrence of certain unforeseen events relating to the risks associated to representations and warranties, mortgage servicing compliance or our foreclosure processes could result in an adverse change in the estimated fair value of Home Loans & Insurance. Such an adverse change, if significant, may result in impairment of goodwill in Home Loans & Insurance.
     On July 21, 2010, the Financial Reform Act was signed into law. Under the Financial Reform Act and its amendment to the Electronic Fund Transfer Act, the Federal Reserve must adopt rules within nine months of enactment of the Financial Reform Act regarding the interchange fees that may be charged with respect to electronic debit transactions. Those rules will take effect one year after enactment of the Financial Reform Act. The Financial Reform Act and the applicable rules are expected to materially reduce the future revenues generated by the debit card business of the Corporation. However, we expect to implement a number of actions that will mitigate a good portion of the impact when the laws and regulations become effective.
     Our consumer and small business card products, including the debit card business, are part of an integrated platform within Global Card Services. Our current estimate of revenue loss due to the Financial Reform Act will be approximately $2.0 billion annually based on current volumes. Accordingly, we performed an impairment test for Global Card Services during the quarter ended September 30, 2010. In step one of the impairment test, the fair value of Global Card Services was estimated under the income approach where the significant assumptions included the discount rate, terminal value, expected loss rates and expected new account growth. We also updated our estimated cash flows valuation to reflect the current strategic plan forecast and other portfolio assumptions. Based on the results of step one of the impairment test, we determined that the carrying amount of Global Card Services, including goodwill, exceeded the fair value. The carrying amount of the reporting unit, fair value of the reporting unit and goodwill were $39.2 billion, $25.9 billion and $22.3 billion, respectively. Accordingly, we performed step two of the goodwill impairment test for this reporting unit. In step two, we compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. Based on the results of this third quarter goodwill impairment test for Global Card Services, the carrying value of the goodwill assigned to the reporting unit exceeded the implied fair value by $10.4 billion. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $10.4 billion to reduce the carrying value of goodwill in Global Card Services from $22.3 billion to $11.9 billion during the quarter ended September 30, 2010. The goodwill impairment charge exceeded the previously announced range due to adjustments in key assumptions and updates to models used in determining the fair values of the business. The goodwill impairment analysis includes limited mitigation actions to recapture lost revenue. Although we have identified other potential mitigation actions, the impact of these actions going forward did not reduce the goodwill impairment charge because these actions are in the early stages of development and, additionally, certain of them may impact segments other than Global Card Services (e.g. Deposits). The impairment charge had no impact on the Corporation’s reported Tier 1 and tangible equity ratios.
Representations and Warranties
     We securitize first-lien mortgage loans generally in the form of MBS guaranteed by GSEs. In addition, in prior years, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans and home equity loans as private-label MBS or in the form of whole loans. In connection with these securitizations and whole loan sales, we or our subsidiaries or legacy companies made various representations and warranties. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include depending upon the counterparty, actual defaults, estimated future defaults, historical loss experience, probability that we will receive a repurchase request, number of payments made by the borrower prior to default and probability that we will be required to repurchase a loan.
     Representations and warranties expense may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. For those claims where we have established a representations and warranties liability as discussed on page 40 in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements, an assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase or decrease of approximately $800 million in the representations and warranties liability as of September 30, 2010. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
     For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 139, Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements, Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K.

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
Excess Servicing Income – For certain assets that have been securitized, interest income, fee revenue and recoveries in excess of interest paid to the investors, gross credit losses and other trust expenses related to the securitized receivables are all classified as excess servicing income, which is a component of card income. Excess servicing income also includes the changes in fair value of the Corporation’s card-related retained interests.
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
Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (troubled debt restructurings or TDRs). Loans accounted for under the fair value option, purchased credit-impaired loans and loans held-for-sale are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans not secured by real estate, and consumer loans secured by real estate where repayments are insured by the Federal Housing Administration are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
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
Troubled Debt Restructurings (TDRs) – Loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. TDRs are reported as nonperforming loans and leases while on nonaccrual status. TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which they are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives.
Value-at-risk (VaR) – A VaR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. VaR is a key statistic used to measure and manage market risk.

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability Market Risk Committee
ARM	Adjustable-rate mortgage
ARS	Auction rate securities
BPS	Basis points
CDO	Collateralized debt obligation
CES	Common Equivalent Securities
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Federal Home Loan Mortgage Corporation
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Federal National Mortgage Association
FSA	Financial Services Authority
FTE	Fully taxable-equivalent
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
GRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HAFA	Home Affordable Foreclosure Alternatives
IRLC	Interest rate lock commitments
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan statistical area
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PPI	Payment protection insurance
QSPE	Qualifying special purpose entity
RMBS	Residential mortgage-backed securities
ROC	Risk Oversight Committee
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
SPE	Special purpose entity
VIE	Variable interest entity

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Market Risk Management beginning on page 192 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in internal controls
     There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Regulatory Matters in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2009 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
Item 1A. Risk Factors
     There are no material changes from the risk factors set forth under Part I, Item1A. Risk Factors, in the Corporation’s 2009 Annual Report on Form 10-K or under Part II, Item 1A. Risk Factors, in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, other than the addition of the following risk factor.
     We recently temporarily suspended our foreclosure sales nationally to conduct an assessment of our foreclosure processes. Subsequently, numerous state and federal investigations of alleged irregularities in foreclosure processes across our industry have been initiated. We have incurred liabilities and are facing additional claims from GSEs and monolines related to representations and warranties and we may face similar claims from private-label RMBS investors which, if successful, could result in significant repurchase obligations.
     On October 1, 2010, we voluntarily stopped taking foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding. On October 8, 2010, we stopped foreclosure sales in all states in order to complete an assessment of the related business processes. Our review involves an assessment of the foreclosure process, including a review of completed foreclosure affidavits in pending proceedings. We recently announced that we had completed our assessment of our foreclosure affidavit process in the 23 states where foreclosure requires a court order following a legal proceeding. We continue to assess our processes in the other 27 states and intend to implement enhancements as appropriate.

     Subsequent to our announcements that we were temporarily suspending foreclosure sales, law enforcement authorities in all 50 states and the United States Department of Justice and other federal agencies have stated they are investigating whether mortgage servicers have had irregularities in their foreclosure practices. Those investigations, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in fines, penalties or other equitable remedies and result in significant legal costs in responding to governmental investigations and possible litigation.
     While we cannot predict the ultimate impact of the temporary delay in foreclosure sales, or any issues that may arise as a result of alleged irregularities with respect to previously completed foreclosure activities, we may be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our process enhancements and any issues that may arise out of alleged irregularities in our foreclosure processes could increase the costs associated with our mortgage operations.
     We may also face negative reputational costs from the foreclosure delays and the public attention given to alleged foreclosure irregularities which could reduce our future business opportunities in this area or cause that business to be on less favorable terms to us.
     For additional information of our foreclosure assessment, see Recent Events beginning on page 95.
     Significant attention has recently been focused on representations and warranties provided by the Corporation, legacy companies and certain subsidiaries with respect to mortgage loans sold to or insured by the GSEs, monolines and private-label RMBS. For additional information about our representations and warranties exposure and past activities, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements beginning on page 34 and Representations and Warranties in the MD&A beginning on page 139.
     Recently, Countrywide Home Loans Servicing LP (which changed its name to BAC Home Loans Servicing, LP), which is a wholly-owned subsidiary of the Corporation, received a letter, as master servicer under certain pooling and servicing agreements, for 115 private-label RMBS transactions, from eight investors purportedly owning interests in RMBS issued in the transactions. The RMBS issued in the transactions have an original and current principal balance of approximately $104 billion and $46 billion, respectively. The letter asserts breaches of certain servicing obligations, including an alleged failure to provide notice to the trustee and the other parties to the pooling and servicing agreements of breaches of representations and warranties with respect to mortgage loans included in the transactions, and states that a failure to remedy the alleged servicing breaches will constitute an event of default if not remedied within 60 days of the date of the letter. The master servicer intends to challenge these assertions and fully enforce its rights under the pooling and servicing agreements. We believe these purported investors may, in the future, attempt to obtain loan files and submit claims for breaches of representations and warranties on private-label RMBS issued in those transactions. Successful efforts by these and other private-label RMBS investors asserting similar claims could result in significant repurchase obligations.
     One or more of the foregoing matters could have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below presents share repurchase activity for the three months ended September 30, 2010. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

		Weighted-	Shares Purchased as
(Dollars in millions, except per share	Common Shares	average Per	Part of Publicly	Remaining Buyback Authority
information; shares in thousands)	Repurchased (1)	Share Price	Announced Programs	Amounts	Shares

July 1-31, 2010	633	$13.99	-	$-	-
August 1-31, 2010	132	13.71	-	-	-
September 1-30, 2010	39	14.39	-	-	-

Three months ended September 30, 2010	804	13.96

(1)
Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment related to awards under equity incentive plans.

     The Corporation did not have any unregistered sales of its equity securities during the three months ended September 30, 2010.

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

Date: November 5, 2010
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