Form 10-K
period 2010-12-31
BANK OF AMERICA CORP /DE/
filed 2011-02-25
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number:
1-6523

Exact name of registrant as specified in its charter:
Bank of America Corporation

State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
 Bank of America Corporate Center
100 North Tryon Street
Charlotte, North Carolina 28255
Registrant’s telephone number, including area code:
(704) 386-5681
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
London Stock Exchange
Tokyo Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of 6.204% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th Interest in a Share of 8.20% Non-Cumulative Preferred Stock, Series H	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of 7.25% Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 1	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 2	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 6.375% Non-Cumulative Preferred Stock, Series 3	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 4	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 5	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of Bank of America Corporation 6.70% Non-cumulative Perpetual Preferred Stock, Series 6	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of Bank of America Corporation 6.25% Non-cumulative Perpetual Preferred Stock, Series 7	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 8.625% Non-Cumulative Preferred Stock, Series 8	New York Stock Exchange
6.75% Trust Preferred Securities of Countrywide Capital IV (and the guarantees related thereto)	New York Stock Exchange
7.00% Capital Securities of Countrywide Capital V (and the guarantees related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust I (and the guarantee related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust II (and the guarantee related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust III (and the guarantee related thereto)	New York Stock Exchange
5 7/8% Capital Securities of BAC Capital Trust IV (and the guarantee related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust V (and the guarantee related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust VIII (and the guarantee related thereto)	New York Stock Exchange
6 1/4% Capital Securities of BAC Capital Trust X (and the guarantee related thereto)	New York Stock Exchange
6 7/8% Capital Securities of BAC Capital Trust XII (and the guarantee related thereto)	New York Stock Exchange

Title of each class	Name of each exchange on which registered

Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIII (and the guarantee related thereto)	New York Stock Exchange
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIV (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital A 8.278% Capital Securities, Series A (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital D 8.125% Trust Preferred Securities, Series D (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital E 6.10% Trust Originated Preferred Securities, Series E (and the guarantee related thereto)	New York Stock Exchange
Preferred Securities of Fleet Capital Trust VIII (and the guarantee related thereto)	New York Stock Exchange
Preferred Securities of Fleet Capital Trust IX (and the guarantee related thereto)	New York Stock Exchange
1.50% Basket CYCLEStm, due July 29, 2011, Linked to an “80/20” Basket of Four Indices and an Exchange Traded Fund	NYSE Amex
1.25% Basket CYCLEStm, due September 27, 2011, Linked to a Basket of Four Indices	NYSE Amex
1.50% Index CYCLEStm, due December 28, 2011, Linked to a Basket of Health Care Stocks	NYSE Amex
6 1/2% Subordinated InterNotessm, due 2032	New York Stock Exchange
5 1/2% Subordinated InterNotessm, due 2033	New York Stock Exchange
5 7/8% Subordinated InterNotessm, due 2033	New York Stock Exchange
6% Subordinated InterNotessm, due 2034	New York Stock Exchange
Minimum Return Index EAGLES®, due March 25, 2011, Linked to the Dow Jones Industrial Averagesm	NYSE Amex
1.75% Index CYCLEStm, due April 28, 2011, Linked to the S&P 500® Index	NYSE Amex
Return Linked Notes, due June 27, 2011, Linked to an “80/20” Basket of Four Indices and an Exchange Traded Fund	NYSE Amex
Return Linked Notes, due August 25, 2011, Linked to the Dow Jones EURO STOXX 50® Index	NYSE Amex
Minimum Return Index EAGLES®, due October 3, 2011, Linked to the S&P 500® Index	NYSE Amex
Minimum Return Index EAGLES®, due October 28, 2011, Linked to the AMEX Biotechnology Index	NYSE Amex
Return Linked Notes, due October 27, 2011, Linked to a Basket of Three Indices	NYSE Amex
Minimum Return Index EAGLES®, due November 23, 2011, Linked to a Basket of Five Indices	NYSE Amex
Minimum Return Index EAGLES®, due December 27, 2011, Linked to the Dow Jones Industrial Averagesm	NYSE Amex
0.25% Senior Notes Optionally Exchangeable Into a Basket of Three Common Stocks, due February 2012	NYSE Amex
Return Linked Notes, due December 29, 2011 Linked to a Basket of Three Indices	NYSE Amex
Market-Linked Step Up Notes Linked to the S&P 500® Index, due December 23, 2011	NYSE Arca, Inc.
Market-Linked Step Up Notes Linked to the S&P 500® Index, due November 26, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial Averagesm, due December 2, 2014	NYSE Arca, Inc.
Market-Linked Step Up Notes Linked to the S&P 500® Index, due November 28, 2011	NYSE Arca, Inc.
Market-Linked Step Up Notes Linked to the S&P 500® Index, due October 28, 2011	NYSE Arca, Inc.
Market-Linked Step Up Notes Linked to the Russell 2000® Index, due October 28, 2011	NYSE Arca, Inc.
Notes Linked to the S&P 500® Index, due October 4, 2011	NYSE Arca, Inc.
Market Index Target-Term Securities®, Linked to the S&P 500® Index, due September 27, 2013	NYSE Arca, Inc.
Leveraged Index Return Notes®, Linked to the S&P 500® Index, due July 27, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities®, Linked to the S&P 500® Index, due July 26, 2013	NYSE Arca, Inc.
Leveraged Index Return Notes®, Linked to the S&P 500® Index, due June 29, 2012	NYSE Arca, Inc.
Leveraged Index Return Notes®, Linked to the S&P 500® Index, due June 1, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities®, Linked to the Dow Jones Industrial Averagesm, due May 31, 2013	NYSE Arca, Inc.
Market Index Target-Term Securities®, Linked to the S&P 500® Index, due April 25, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities®, Linked to the S&P 500® Index, due March 28, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities®, Linked to the S&P 500® Index, due February 28, 2014	NYSE Arca, Inc.
Market-Linked Step Up Notes Linked to the S&P 500® Index, due January 27, 2012	NYSE Arca, Inc.
Accelerated Return Notes®, Linked to the S&P 500® Index, due March 25, 2011
Market Index Target-Term Securities® Linked to the Dow Jones Industrial Averagesm, due January 30, 2015	NYSE Arca, Inc.
Strategic Accelerated Redemption Securities® Linked to the S&P 500® Index, due January 30, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due February 27, 2015	NYSE Arca, Inc.
Capped Leveraged Return Notes® Linked to the S&P 500® Index, due February 24, 2012	NYSE Arca, Inc.
Market-Linked Step Up Notes Linked to the S&P 500® Index, due February 25, 2013	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial Averagesm, due March 27, 2015	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due March 30, 2012	NYSE Arca, Inc.
Strategic Accelerated Redemption Securities® Linked to the S&P 500® Index, due March 30, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial Averagesm, due April 24, 2015	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due April 27, 2012	NYSE Arca, Inc.
Strategic Accelerated Redemption Securities® Linked to the S&P 500® Index, due April 27, 2012	NYSE Arca, Inc.
Accelerated Return Notes® Linked to the S&P 500® Index due July 29, 2011	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due May 25, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial Averagesm, due May 29, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial Averagesm, due June 26, 2015	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due June 29, 2012	NYSE Arca, Inc.
Accelerated Return Notes® Linked to the S&P 500® Index due September 30, 2011	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due July 27, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due July 31, 2015.	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due August 31, 2012	NYSE Arca, Inc.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ✓

The aggregate market value of the registrant’s common stock (“Common Stock”) held on June 30, 2010 by non-affiliates was approximately $144,131,140,753 (based on the June 30, 2010 closing price of Common Stock of $14.37 per share as reported on the New York Stock Exchange). As of February 15, 2011, there were 10,121,154,770 shares of Common Stock outstanding.

Documents Incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders to be held on May 11, 2011 are incorporated by reference in this Form 10-K in response to items 10, 11, 12, 13 and 14 of Part III.

Bank of America Corporation and Subsidiaries

Part I		Page

Item 1.	Business	1

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	19

Item 2.	Properties	19

Item 3.	Legal Proceedings	20

Item 4.	Removed and Reserved	20
Executive Officers of The Registrant		20

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6.	Selected Financial Data	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	135

Item 8.	Financial Statements and Supplementary Data	135

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	241

Item 9A.	Controls And Procedures	241

Item 9B.	Other Information	243

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	244

Item 11.	Executive Compensation	244

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	244

Item 13.	Certain Relationships and Related Transactions, and Director Independence	245

Item 14.	Principal Accounting Fees and Services	245

Part IV

Item 15.	Exhibits, Financial Statement Schedules	246
EX-3.B
EX-4.EE
EX-4.FF
EX-4.GG
EX-4.HH
EX-10.C
EX-10.I
EX-10.DDD
EX-10.EEE
EX-10.III
EX-10.JJJ
EX-10.KKK
EX-10.LLL
EX-12
EX-21
EX-23
EX-24.A
EX-24.B
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I
Bank of America Corporation and Subsidiaries

Item 1.	Business

General
Bank of America Corporation (together, with its consolidated subsidiaries, Bank of America, the Corporation, our company, we or us) is a Delaware corporation, a bank holding company and a financial holding company under the Gramm-Leach-Bliley Act. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in the Bank of America Corporate Center, 100 North Tryon Street, Charlotte, North Carolina 28255.
Bank of America is one of the world’s largest financial institutions, serving individual consumers, small- and middle-market businesses, large corporations and governments with a full range of banking, investing, asset management and other financial and risk management products and services. Through our banking subsidiaries (the Banks) and various nonbanking subsidiaries throughout the United States and in certain international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2010, we realigned the Global Corporate and Investment Banking portion of the former Global Banking business segment with the former Global Markets business segment to form GBAM and to reflect Global Commercial Banking as a standalone segment.
We are a global franchise, serving customers and clients around the world with operations in all 50 U.S. states, the District of Columbia and more than 40 non-U.S. countries. As of December 31, 2010, our U.S. retail banking footprint includes approximately 80 percent of the U.S. population, and we serve approximately 57 million consumer and small business relationships with approximately 5,900 retail banking offices, approximately 18,000 ATMs, nationwide call centers, and the leading online and mobile banking platforms. We have banking centers in 13 of the 15 fastest growing states and have leadership positions in market share for deposits in seven of those states. We offer industry-leading support to approximately four million small business owners. We have the No. 1 market share in U.S. retail deposits and are the No. 1 issuer of debit cards in the United States. We have the No. 2 market share in credit card products in the United States and we are the No. 1 credit card lender in Europe. We have approximately 5,300 mortgage loan officers and are the No. 1 mortgage servicer and No. 2 mortgage originator in the United States.
In addition, as of December 31, 2010, our commercial and corporate clients include 98 percent of the U.S. Fortune 1,000 and 85 percent of the Global Fortune 500 and we serve more than 11,000 issuer clients and 3,500 institutional investors. We are the No. 1 treasury services provider in the United States and a leading provider globally. We are a leading provider globally in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world. We have one of the largest wealth management businesses in the world with nearly 17,000 financial and wealth advisors and 3,000 other client-facing professionals and more than $2.2 trillion in net client balances, and we are a leading wealth manager for high-net-worth and ultra-high-net-worth clients. Additional information relating to our businesses and our subsidiaries is included in the information set forth in pages 38 through 51 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 26 – Business Segment Information to the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data (Consolidated Financial Statements).
Bank of America’s website is www.bankofamerica.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at http://investor.bankofamerica.com under the heading SEC Filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, we make available on http://investor.bankofamerica.com under the heading Corporate Governance: (i) our Code of Ethics (including our insider trading policy); (ii) our Corporate Governance Guidelines; and (iii) the charter of each committee of our Board of Directors (the Board) (accessible by clicking on the committee names under the Committee Composition link), and we also intend to disclose any amendments to our Code of Ethics, or waivers of our Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Shareholder Relations, Hearst Tower, 214 North Tryon Street, NC1-027-20-05, Charlotte, North Carolina 28202.

Bank of America 2010     1

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
More specifically, our Deposits business segment competes with banks, thrifts, credit unions, finance companies and other nonbank organizations offering financial services. Our Global Commercial Banking business segment competes with local, regional and international banks and nonbank financial organizations. Our GBAM and GWIM business segments compete with U.S. and international commercial banking and investment banking firms, investment advisory firms, brokerage firms, investment companies, mutual funds, hedge funds, private equity funds, trust banks, multi-family offices, advice boutiques and other organizations offering similar services and other investment alternatives available to investors. Our Home Loans & Insurance business segment competes with banks, thrifts, mortgage brokers, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the government sponsored enterprises (GSEs)), and other nonbank organizations offering mortgage banking, mortgage and insurance related services. Our Global Card Services business segment competes in the United States and internationally with banks, consumer finance companies and retail stores with private label credit and debit cards.
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
Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms or have declared bankruptcy. As a result, this consolidation within the financial services industry has significantly increased the capital base and geographic reach of some of our competitors and also hastened the globalization of the securities markets. These developments could result in our remaining competitors gaining greater capital and other resources or having stronger local presences and longer operating histories outside the United States.

Our ability to expand certain of our banking operations in additional U.S. states remains subject to various federal and state laws. See Government Supervision and Regulation – General below for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees
As of December 31, 2010, there were approximately 288,000 full-time equivalent employees with Bank of America. Of these employees, approximately 80,700 were employed within Deposits, approximately 15,000 were employed within Global Card Services, approximately 58,200 were employed within Home Loans & Insurance, approximately 7,100 were employed within Global Commercial Banking, approximately 34,300 were employed within GBAM and approximately 40,300 were employed within GWIM. The remainder were employed elsewhere within our company including various staff and support functions.
None of our domestic employees is subject to a collective bargaining agreement. Management considers our employee relations to be good.

Acquisition and Disposition Activity
As part of our operations, we regularly evaluate the potential acquisition of, and hold discussions with, various financial institutions and other businesses of a type eligible for financial holding company ownership or control. In addition, we regularly analyze the values of, and submit bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. We also regularly consider the potential disposition of certain of our assets, branches, subsidiaries or lines of businesses. As a general rule, we publicly announce any material acquisitions or dispositions when a material definitive agreement has been reached.
On January 1, 2009, we completed the acquisition of Merrill Lynch. Additional information on our acquisitions is included in Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements which is incorporated herein by reference.

Government Supervision and Regulation
The following discussion describes, among other things, elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks, including specific information about Bank of America. U.S. federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (DIF) rather than for the protection of stockholders and creditors. For additional information about recent regulatory programs, initiatives and legislation that impact us, see Regulatory Matters in the MD&A beginning on page 56.

2     Bank of America 2010

General
As a registered financial holding company and bank holding company, Bank of America Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Banks are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (Comptroller or OCC), the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board and other federal and state regulatory agencies.
A U.S. financial holding company, and the companies under its control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries, which are only permitted to engage in activities that are closely related to the business of banking. Unless otherwise limited by the Federal Reserve Board, a financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as the Banks, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC. If the Federal Reserve Board finds that any of the Banks is not well-capitalized or well-managed, we would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to our activities.
U.S. bank holding companies (including bank holding companies that also are financial holding companies) are also required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking and Branching Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the federal requirement that the bank holding company, after and as a result of the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. At December 31, 2010, we controlled approximately 12 percent of the total amount of deposits of insured depository institutions in the United States.
In addition to banking laws, regulations and regulatory agencies, we are subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management and our ability to make distributions to stockholders. For example, our U.S. broker dealer subsidiaries are subject to regulation by and supervision of the Securities and Exchange Commission (SEC), the New York Stock Exchange and the Financial Industry Regulatory Authority (FINRA); our commodities businesses in the United States are subject to regulation by and supervision of the Commodities Futures Trading Commission (CFTC); and our insurance activities are subject to licensing and regulation by state insurance regulatory agencies.
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. Our financial services operations in the United Kingdom (U.K.) are subject to regulation by and supervision of the Financial Services Authority (FSA). In July of 2010, the U.K. proposed abolishing the FSA and replacing it with the Financial Policy Committee within the Bank of England (FPC) and two new Regulators, the Prudential Regulatory Authority (PRA) and the Consumer Protection and Markets Authority (CPMA). Our U.K. regulated entities will be subject to the supervision of the FPC within the Bank of England for prudential matters and the CPMA for conduct of business matters. The new financial regulatory structure is intended to be in place by the end of 2012. We continue to monitor the development and potential impact of this regulatory restructuring.

Bank of America 2010     3

Changes in Legislation and Regulations
Proposals to change the laws and regulations governing the banking and financial services industries are frequently introduced in Congress, in state legislatures and before the various bank regulatory or financial regulatory agencies as well as by lawmakers and regulators in jurisdictions outside the United States where we operate. Congress and the federal government have continued to evaluate and develop legislation, programs and initiatives designed to, among other things, stabilize the financial and housing markets, stimulate the economy, including the federal government’s foreclosure prevention program, and prevent future financial crises by further regulating the financial services industry. As a result of the recent financial crisis and the ongoing challenging economic environment, we anticipate additional legislative and regulatory proposals and initiatives as well as continued legislative and regulatory scrutiny of the financial services industry. However, at this time we cannot determine the final form of any proposed programs or initiatives or related legislation, the likelihood and timing of any other future proposals or legislation, and the impact they might have on us.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) was signed into law. The Financial Reform Act provides for sweeping financial regulatory reform and will alter the way in which we conduct certain businesses.
The Financial Reform Act contains a broad range of significant provisions that could affect our businesses, including, without limitation, the following:

•	mandating that the Federal Reserve Board limit debit card interchange fees;
•	banning banking organizations from engaging in proprietary trading and restricting their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions;
•	increasing regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and requiring clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants;
•	changing the assessment base used in calculating FDIC deposit insurance fees from assessable deposits to total assets less tangible capital;
•	providing for heightened capital, liquidity, and prudential regulation and supervision over systemically important financial institutions;
•	providing for new resolution authority to establish a process to unwind large systemically important financial institutions and requiring the development and implementation of recovery and resolution plans;
•	creating a new regulatory body to set requirements around the terms and conditions of consumer financial products and expanding the role of state regulators in enforcing consumer protection requirements over banks.
•	disqualifying trust preferred securities and certain other hybrid capital securities from Tier 1 capital;
•	including a variety of corporate governance and executive compensation provisions and requirements; and
•	requiring securitizers to retain a portion of the risk that would otherwise be transferred into certain securitization transactions.
The Financial Reform Act has had, and will continue to have, a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions, by reducing available capital. The Financial Reform Act also has had and may continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. As previously announced on July 16, 2010, as a result of the Financial Reform Act and its related rules and subject to final rulemaking over the next year, we believe that our debit card revenue will be adversely impacted beginning in the third quarter of 2011. In 2010, our estimate of revenue loss due to the Financial

Reform Act was approximately $2.0 billion annually. As a result, we recorded a non-tax deductible goodwill impairment charge for Global Card Services of $10.4 billion in 2010. The goodwill impairment analysis includes limited mitigation actions within Global Card Services to recapture the lost revenue. We have identified other potential mitigation actions, but they are in the early stages of development and some of them may impact other segments. For additional information, refer to Complex Accounting Estimates – Goodwill and Intangible Assets – Global Card Services Impairment, in the MD&A beginning on page 110 and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
We anticipate that the final regulations associated with the Financial Reform Act will include limitations on certain activities, including limitations on the use of a bank’s own capital for proprietary trading and sponsorship or investment in hedge funds and private equity funds (Volcker Rule). Regulations implementing the Volcker Rule are required to be in place by October 21, 2011, and the Volcker Rule becomes effective 12 months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives banking entities two years from the effective date (with opportunities for additional extensions) to bring activities and investments into conformance. In anticipation of the adoption of the final regulations, we have begun winding down our proprietary trading line of business. The ultimate impact of the Volcker Rule or the winding down of this business, and the time it will take to comply or complete, continues to remain uncertain. The final regulations issued may impose additional operational and compliance costs on us.
Additionally, the Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Financial Reform Act grants the U.S. Commodity Futures Trading Commission (CFTC) and the SEC substantial new authority and requires numerous rulemakings by these agencies. Generally, the CFTC and SEC have until July 16, 2011 to promulgate the rulemakings necessary to implement these regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.
Although the ratings agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government, all three major ratings agencies have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support for reasons arising from financial services regulatory reform proposals or legislation. In the event of certain credit ratings downgrades, our access to credit markets, liquidity and our related funding costs would be materially adversely affected. For additional information about our credit ratings, see Capital Management and Liquidity Risk in the MD&A beginning on pages 63 and 67, respectively.
Most provisions of the Financial Reform Act require various federal banking and securities regulators to issue regulations to clarify and implement its provisions or to conduct studies on significant issues. These proposed regulations and studies are generally subject to a public notice and comment period. The timing of issuance of final regulations, their effective dates and their potential impacts to our businesses will be determined over the coming months and years. As a result, the ultimate impact of the Financial Reform Act’s final rules on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

4     Bank of America 2010

Capital and Operational Requirements
The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum prescribed levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board’s risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity, common equivalent securities (CES), trust preferred securities and noncontrolling interests in limited amounts and qualifying preferred stock, less goodwill and other adjustments. The Financial Reform Act includes a provision under which our previously issued and outstanding trust preferred securities in the aggregate amount of $19.9 billion (approximately 137 basis points (bps) of Tier 1 capital) at December 31, 2010, will no longer qualify as Tier 1 capital effective January 1, 2013. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets and other adjustments. Tier 3 capital includes subordinated debt that (i) is unsecured, (ii) is fully paid, (iii) has an original maturity of at least two years, (iv) is not redeemable before maturity without prior approval by the Federal Reserve Board and (v) includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets, which is calculated by assigning assets and off-balance sheet exposures to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines.
Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2010 were 11.24 percent and 15.77 percent. At December 31, 2010, we had no subordinated debt that qualified as Tier 3 capital. While not an explicit requirement of law or regulation, bank regulatory agencies have stated that they expect shares of common stock to be the primary component of a financial holding company’s Tier 1 capital and that financial holding companies should maintain a Tier 1 common capital ratio of at least four percent. The Tier 1 common capital ratio is determined by dividing Tier 1 common capital by risk-weighted assets. We calculate Tier 1 common capital as Tier 1 capital, which includes CES, less preferred stock, trust preferred securities, hybrid securities and noncontrolling interest. As of December 31, 2010, our Tier 1 common capital ratio was 8.60 percent.
The leverage ratio is determined by dividing Tier 1 capital by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 leverage ratio of four percent and not be subject to a Federal Reserve Board directive to maintain higher capital levels. “Well-Capitalized” national banks must maintain a Tier 1 leverage ratio of at least five percent and not be subject to a Federal Reserve Board directive to maintain higher capital levels. Our leverage ratio at December 31, 2010 was 7.21 percent, which exceeded our leverage ratio requirement. For additional information about our calculation of regulatory capital and capital composition, see Capital Management – Regulatory Capital in the MD&A beginning on page 63, and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, each of the Banks was considered well capitalized as of December 31, 2010.
Pursuant to FDICIA, regulators also must take into consideration: (a) concentrations of credit risk; (b) interest rate risk; and (c) risks from non-traditional banking activities, such as derivatives, securities and insurance activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. In addition, Bank of America Corporation, and any Bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.
In June 2004, the Basel Committee on Banking Supervision (the Basel Committee) published the Basel II Accord with the intent of more closely aligning regulatory capital requirements with underlying risks, similar to economic capital. While economic capital is measured to cover unexpected losses, the Corporation also manages regulatory capital to adhere to regulatory standards of capital adequacy. The Basel Committee, which consists of central banks and bank supervisors from 13 countries including the United States, does not possess any formal supervisory or legal authority over institutions in its member countries. Instead, the Basel Committee formulates supervisory guidelines that it recommends to its member countries with the expectation that these guidelines will be implemented in a manner best suited to each country’s own national system.
The Basel II Final Rule (Basel II) was published in December 2007 and established requirements for U.S. implementation of the Basel II Rules and provided detailed requirements for a new regulatory capital framework. This regulatory capital framework includes requirements related to credit and operational risk (Pillar 1), supervisory requirements (Pillar 2) and disclosure requirements (Pillar 3). The Corporation began Basel II parallel implementation on April 1, 2010.

Bank of America 2010     5

Designated U.S. financial institutions are required to complete a minimum parallel qualification period under Basel II of four consecutive successful quarters before receiving regulatory approval to report regulatory capital using the Basel II methodology and exiting the parallel period. During the parallel period, the resulting capital calculations under both the current risk-based capital rules (Basel I) and Basel II will be reported to the financial institutions’ regulatory supervisors. Once the parallel period is successfully completed and we have received approval to exit parallel, we will transition to Basel II as the methodology for calculating regulatory capital. Basel II provides for a three-year transitional floor subsequent to exiting parallel, after which Basel I may be discontinued. The Collins Amendment within the Financial Reform Act and the U.S. banking regulators’ subsequent Notice of Proposed Rulemaking published by the Federal Reserve Board on December 14, 2010 propose however that the current three-year transitional floors under Basel II be replaced with a permanent risk based capital floor as defined under Basel I.
On December 16, 2010, U.S. regulators issued a Notice of Proposed Rulemaking on the Risk-Based Capital Guidelines for Market Risk (Market Risk Rules), reflecting partial adoption of the Basel Committee’s July 2009 consultative document on the topic. We anticipate U.S. regulators will adopt the Market Risk Rules in mid-2011. This change is expected to significantly increase the capital requirements for our trading assets and liabilities, including derivatives exposures which meet the definition established by the regulatory agencies. We continue to evaluate the capital impact of the proposed rules and currently anticipate being fully compliant with any final rules by the projected implementation date of year-end 2011.
On December 16, 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (Basel III), proposing a January 2013 implementation date for Basel III. If implemented by U.S. regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of trust preferred securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, mortgage servicing rights (MSRs), investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of other comprehensive income in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. The phase-in period for the capital deductions is proposed to occur in 20 percent increments from 2014 through 2018 with full implementation by December 31, 2018. The increase in capital requirements for counterparty credit risk is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. regulators are expected to begin the final rulemaking processes for Basel III in early 2011 and have indicated a goal to adopt final rules by year-end 2011 or early 2012. For additional information on our MSRs, refer to Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements. For additional information on deferred tax assets, refer to Note 21 – Income Taxes to the Consolidated Financial Statements.
If Basel III is implemented in the U.S. consistent with Basel Committee rules, beginning in January 2013, we would be required to maintain minimum capital ratio requirements of 6.0 percent for Tier 1 capital and 8.0 percent for Total capital. The proposed minimum requirement for common equity Tier 1 capital is 3.5 percent in 2013 and would increase to 4.5 percent in 2015. Basel III also includes three capital buffers which would be phased in over time and impact all three capital ratios. These buffers include a capital conservation buffer that would start at 0.63 percent in 2016 and increase to 2.5 percent in 2019. Thus, the minimum capital ratio requirements including the capital conservation buffer in 2019 would be 7.0 percent for common equity Tier 1 capital, 8.5 percent for Tier 1 capital and 10.5 percent for Total capital. If ratios fall below the minimum requirement plus the capital conservation buffer, such as 10.5 percent for Total capital, an institution would be required to restrict dividends, share repurchases and discretionary bonuses. Additionally, Basel III also includes a countercyclical buffer of up to 2.5 percent that regulators could require in periods of excess credit growth. The countercyclical buffer is to be comprised of loss-absorbing capital, such as common equity, and is meant to retain additional capital during periods of strong credit expansion, providing incremental protection in the event of a material market downturn. The ratios presented above do not include the third buffer requirement for systemically important financial institutions, which the Basel Committee continues to assess and has not yet quantified. The countercyclical and systemic buffers are scheduled to be phased in from 2013 through 2019. U.S. regulators are expected to begin the rulemaking processes for Basel III in early 2011 and have indicated a goal to adopt final rules by end of 2011 or early 2012.
These regulatory changes also require approval by the regulatory agencies of analytical models used as part of our capital measurement and assessment, especially in the case of more complex models. If these more complex models are not approved, it could require financial institutions to hold additional capital, which in some cases could be significant.
We expect to maintain a Tier 1 common capital ratio in excess of 8 percent as the regulatory rule changes are implemented without needing to raise new equity capital. We have made the implementation and mitigation of these regulatory changes a strategic priority. We also note there remains significant uncertainty on the final impacts as the U.S. has issued only final rules for Basel II and a Notice of Proposed Rulemaking for the Market Risk Rules at this time. Impacts may change as the U.S. finalizes rules for Basel III and the regulatory agencies interpret the final rules during the implementation process.
In addition to the capital proposals, in December 2010 the Basel Committee proposed two measures of liquidity risk. The Liquidity Coverage Ratio identifies the amount of unencumbered, high quality liquid assets a financial institution holds that can be used to offset the net cash outflows the institution would encounter under an acute 30-day stress scenario. The Net Stable Funding Ratio measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations, over a one-year period. These two minimum liquidity standards are also considered part of Basel III. The Basel Committee expects the Liquidity Coverage Ratio to be implemented in January 2015 and the Net Stable Funding Ratio to be implemented in January 2018, following observation periods beginning in 2012. We continue to monitor the development and potential impact of these capital proposals.

Distributions
Our funds for cash distributions to our stockholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, and funds used to pay principal and interest on our indebtedness, is dividends received from the Banks. Each of the Banks is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. For additional information regarding the restrictions on our ability to receive dividends or other distributions from the Banks, see Item 1A. Risk Factors.

6     Bank of America 2010

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
For additional information regarding the requirements relating to the payment of dividends, including the minimum capital requirements, see Note 15 – Shareholders’ Equity and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Source of Strength
According to the Financial Reform Act and Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the FDICIA, in the event of a loss suffered or anticipated by the FDIC – either as a result of default of a banking subsidiary or related to FDIC assistance provided to such a subsidiary in danger of default – the affiliate banks of such a subsidiary may be assessed for the FDIC’s loss, subject to certain exceptions.

Deposit Insurance
Deposits placed at the U.S. Banks are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for non-interest bearing demand deposit accounts for a two-year period beginning on December 31, 2010 and ending on January 1, 2013. The FDIC administers the DIF, and all insured depository institutions are required to pay assessments to the FDIC that fund the DIF. The Financial Reform Act changed the methodology for calculating deposit insurance assessments from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011 the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act. The new regulation will be effective April 1, 2011 and will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments. We have identified potential mitigation actions, but they are in the early stages of development and we are not able to directly control the basis or the amount of premiums that we are required to pay for FDIC insurance or for other fees or assessment obligations imposed on financial institutions. Any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the United States. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has recently adopted new regulations that establish a long-term target DIF ratio of greater than two percent. As a result of the ongoing instability in the economy and the failure of other U.S. depository institutions, the DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.

Transactions with Affiliates
The U.S. Banks are subject to restrictions under federal law that limit certain types of transactions between the Banks and their non-bank affiliates. In general, the U.S. Banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving Bank of America and its non-bank affiliates. Transactions between the U.S. Banks and their non-bank affiliates are required to be on arm’s length terms.

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

Additional Information
See also the following additional information which is incorporated herein by reference: Net Interest Income (under the captions Financial Highlights – Net Interest Income and Supplemental Financial Data in the MD&A and Tables I, II and XIII of the Statistical Tables); Securities (under the caption Balance Sheet Analysis – Assets – Debt Securities and Market Risk Management – Interest Rate Risk Management for Nontrading Activities – Securities in the MD&A and Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities to the Consolidated Financial Statements); Outstanding Loans and Leases (under the caption Balance Sheet Overview – Assets – Loans and Leases and Credit Risk Management in the MD&A, Table IV of the Statistical Tables, and Note 1 – Summary of Significant Accounting Principles and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements); Deposits (under the caption Balance Sheet Overview – Liabilities – Deposits and Liquidity Risk – Funding and Liquidity Risk Management in the MD&A and Note 11 – Deposits to the Consolidated Financial Statements); Short-term Borrowings (under the caption Balance Sheet Overview – Liabilities – Commercial Paper and Other Short-term Borrowings and Liquidity Risk – Funding and Liquidity Risk Management in the MD&A, and Note 12 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings and Note 13 – Long-term Debt to the Consolidated Financial Statements); Trading Account Assets and Liabilities (under the caption Balance Sheet Overview – Assets – Trading Accounts Assets and Market Risk Management – Trading Risk Management in the MD&A and Note 3 – Trading Account Assets and Liabilities to the Consolidated Financial Statements); Market Risk Management (under the caption Market Risk Management in the MD&A); Liquidity Risk Management (under the caption Liquidity Risk in the MD&A); Compliance Risk Management (under the caption Compliance Risk Management in the MD&A) and Operational Risk Management (under the caption Operational Risk Management in the MD&A); and Performance by Geographic Area (under Note 28 – Performance by Geographical Area to the Consolidated Financial Statements).

Bank of America 2010     7

Item 1A.	Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The following discussion addresses some of the key risks that could affect our businesses, operations, and financial condition. Other factors that could affect our financial condition and operations are discussed in Forward-looking Statements in the MD&A. However, other factors besides those discussed below or elsewhere in this report could also adversely affect our businesses, operations, and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
Our businesses and results of operations have been, and may continue to be, materially and adversely affected by the U.S. and international financial markets and economic conditions generally.
Our businesses and results of operations are materially affected by the financial markets and general economic conditions in the United States and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and the strength of the U.S. economy and the non-U.S. economies in which we operate. The deterioration of any of these conditions can adversely affect our consumer and commercial businesses and securities portfolios, our level of charge-offs and provision for credit losses, our capital levels and liquidity and our results of operations.
U.S. financial markets have improved from the severe financial crisis that dominated the domestic economy in the second half of 2008 and early 2009, but mortgage markets remain fragile. The financial crisis that gripped the European Union beginning in spring 2010 directly affected U.S. financial market behavior and the financial services industry. Any intensification of Europe’s financial crisis or the inability to address the sources of future financial turmoil in Europe may adversely affect the U.S. and international financial markets and the financial services industry. Such adverse effect may involve declines in liquidity, loss of investor confidence in the financial services industry, disruptions in credit markets, declines in the values of many asset classes, reductions in home prices and increased unemployment.
Although the U.S. economy has continued to recover throughout 2010 and growth of real Gross Domestic Product strengthened in the second half of 2010, the elevated levels of unemployment and household debt, along with continued stress in the consumer and commercial real estate markets, pose challenges for domestic economic performance and the banking environment. Consumer spending, exports and business investment in equipment and software rose during 2010, and showed accelerated momentum in the second half of 2010, but labor markets and housing markets remain weak and pose risks. The sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services sector. The housing market remains weak and the elevated levels of distressed and delinquent mortgages add a significant degree of risk to the mortgage market, in addition to risks inherent to the business of banking. The risks related to the distressed mortgage market may be accentuated by attempts to forestall foreclosure proceedings, as well as state and federal investigations into foreclosure practices throughout the financial services industry. These factors may adversely affect credit quality, bank lending and the general financial services sector.
These conditions, as well as any further challenges stemming from the continuing global economic recovery and recent financial reform initiatives, such as the Financial Reform Act, could have a material adverse effect on our businesses and results of operations in the future.

For additional information about economic conditions and challenges discussed above, see Executive Summary – 2010 Economic and Business Environment in the MD&A beginning on page 25.

Liquidity Risk
Liquidity Risk is the Potential Inability to Meet Our Contractual and Contingent Financial Obligations, on- or Off-Balance Sheet, as they Become Due.
Adverse changes to our credit ratings from the major credit ratings agencies could have a material adverse effect on our liquidity, cash flows, competitive position, financial condition and results of operations by significantly limiting our access to the funding or capital markets, increasing our borrowing costs, or triggering additional collateral or funding requirements under certain bilateral provisions of our trading and collateralized financing contracts.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions including OTC derivatives. Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including our own financial strength and operations as well as factors not under our control, such as rating-agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally.
There can be no assurance that we will maintain our current ratings. A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In connection with certain over-the-counter (OTC) derivatives contracts and other trading agreements, counterparties may require us to provide additional collateral or to terminate these contracts and agreements and collateral financing arrangements in the event of a credit ratings downgrade. Termination of these contracts and agreements could cause us to sustain losses and impair our liquidity by requiring us to make significant cash payments or securities movements. If Bank of America Corporation’s or Bank of America, N.A.’s commercial paper or short-term credit ratings (which currently have the following ratings: P-1 by Moody’s, A-1 by S&P and F1+ by Fitch) were downgraded by one or more levels, the potential loss of short-term funding sources such as commercial paper or repurchase agreement financing and the effect on our incremental cost of funds would be material.
The ratings agencies have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. All three major ratings agencies, however, have indicated they will reevaluate and could reduce the uplift they include in our ratings for government support for reasons arising from financial services regulatory reform proposals or legislation. In February 2010, S&P affirmed our current credit ratings but revised the outlook to negative from stable based on its belief that it is less certain whether the U.S. government would be willing to provide extraordinary support. On July 27, 2010, Moody’s affirmed our current ratings but revised the outlook to negative from stable due to its expectation for lower levels of government support over time as a result of the passage of the Financial Reform Act. Also, on October 22, 2010, Fitch placed our credit ratings on Rating Watch Negative from stable outlook due to proposed rulemaking that could negatively impact its assessment of future systemic government

8     Bank of America 2010

support. Any expectation that government support may be diminished or withheld in the future would likely have a negative impact on the company’s credit ratings. The timing of the agencies’ assessment of potential government support, as well as its impact on our ratings, is currently uncertain.
For additional information about the company’s credit ratings, see Liquidity Risk – Credit Ratings in the MD&A beginning on page 70.
Our liquidity, cash flows, financial condition and results of operations, and competitive position may be significantly adversely affected if we are unable to access capital markets, continue to raise deposits, sell assets on favorable terms, or if there is an increase in our borrowing costs.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain unsecured and secured funding sources, such as the commercial paper and repo markets, which are typically short-term and credit-sensitive in nature. We also engage in asset securitization transactions to fund consumer lending activities. Our liquidity could be significantly adversely affected by an inability to access the capital markets; illiquidity or volatility in the capital markets; unforeseen outflows of cash, including customer deposits, funding for commitments and contingencies; inability to sell assets on favorable terms; or negative perceptions about our short- or long-term business prospects, including changes in our credit ratings. Several of these factors may arise due to circumstances beyond our control, such as a general market disruption, negative views about the financial services industry generally, changes in the regulatory environment, actions by credit ratings agencies or an operational problem that affects third parties or us. For example, during the recent financial crisis our ability to raise funding was at times adversely affected in the U.S. and international markets.
Our cost of obtaining funding is directly related to prevailing market interest rates and to our credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of the same maturity that we need to pay to our funding providers. Increases in interest rates and our credit spreads can significantly increase the cost of our funding. Changes in our credit spreads are market-driven, and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile.
For additional information about our liquidity position and other liquidity matters, including credit ratings and outlooks and the policies and procedures we use to manage our liquidity risks, see Capital Management and Liquidity Risk in the MD&A beginning on pages 63 and 67, respectively.
Bank of America Corporation is a holding company and as such we are dependent upon our subsidiaries for liquidity, including our ability to pay dividends to stockholders.
Bank of America Corporation is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including Bank of America Corporation. For instance, Bank of America Corporation depends on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on our common stock and preferred stock and to fund all payments on our other obligations, including debt obligations. Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Bank of America Corporation. In addition, our bank and broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. Additional restrictions on related-party transactions, increased capital requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of Bank of America Corporation and even require Bank of America Corporation to provide additional funding to such subsidiaries. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For a further discussion regarding our ability to pay dividends, see Note 15 – Shareholders’ Equity and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Mortgage and Housing Market-Related Risk
We have been, and expect to continue to be, required to repurchase loans and/or reimburse the GSEs and monoline bond insurance companies (monolines) for losses due to claims related to representations and warranties made in connection with mortgage-backed securities and other loans, and have received similar claims, and may receive additional claims, from whole loan purchasers and private-label securitization investors. The resolution of these claims could have a material adverse effect on our cash flows, financial condition, and results of operations.
We have securitized and continue to securitize first-lien mortgage loans generally in the form of mortgage-backed securities (MBS) guaranteed by the GSEs or, in the case of Federal Housing Administration insured and U.S. Department of Veterans Affairs guaranteed mortgage loans, by the Government National Mortgage Association. We and our legacy companies and certain subsidiaries have also sold pools of first-lien mortgages and home equity loans as private-label securitizations or in the form of whole loans. In certain cases, all or a portion of the private-label MBS were insured by monolines or other non-GSE counterparties. In connection with these securitizations and other transactions, we or our subsidiaries or legacy companies made various representations and warranties. Breaches of these representations and warranties may result in a requirement that we repurchase mortgage loans, or indemnify or provide other remedies to counterparties.
On December 31, 2010, we reached agreements with Freddie Mac (FHLMC) and Fannie Mae (FNMA), collectively the GSEs, where the Corporation paid $2.8 billion to resolve repurchase claims involving first-lien residential mortgage loans sold directly to the GSEs by entities related to legacy Countrywide (Countrywide). The agreement with FHLMC extinguishes all outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FHLMC through 2008, subject to certain exceptions we do not believe will be material. The agreement with FNMA substantially resolves the existing pipeline of repurchase and make-whole claims outstanding as of September 20, 2010 arising out of alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FNMA. These agreements with the GSEs do not cover outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties to legacy Bank of America first-lien residential mortgage loans sold directly to the GSEs, loans sold to the GSEs other than described above, loan servicing obligations, other contractual obligations or loans contained in private-label securitizations. In addition, we have other unresolved representation and warranty claims from the GSEs and certain monolines, and other non-GSE counterparties, and certain monolines have instituted litigation against us with respect to representations and warranties claims.
We have experienced increasing repurchase and similar requests from non-GSE counterparties, including monolines, private-label MBS securitization investors and whole loan purchasers. We expect additional activity in this

Bank of America 2010     9

area going forward and the volume of repurchase requests from monolines, whole loan purchasers and investors in private-label MBS could increase in the future. It is reasonably possible that future losses may occur and our estimate is that the upper range of loss related to non-GSE sales could be $7.0 billion to $10.0 billion over existing accruals. This estimate does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions that are subject to change. A significant portion of this estimate relates to loans originated through legacy Countrywide, and the repurchase liability is generally limited to the original seller of the loan. Future provisions and possible loss or range of loss may be impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters and may vary by counterparty. We expect that the resolution of the repurchase claims process with the non-GSE counterparties will likely be a protracted process, and we will vigorously contest any request for repurchase if we conclude that a valid basis for the repurchase claim does not exist.
The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations, and could exceed existing estimates and accruals. In addition, any accruals or estimates we have made are based on assumptions which are subject to change.
For additional information about our representations and warranties exposure and past activities, see Recent Events – Representations and Warrants Liability, in the MD&A on page 33, Recent Events – Private-label Residential Mortgage-backed Securities Matters, in the MD&A on page 35, Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties, in the MD&A beginning on page 52, and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Representations.
Continued, or increasing, declines in the domestic and international housing markets, including home prices, may adversely affect the company’s consumer and commercial portfolios and have a significant adverse effect on our financial condition and results of operations.
Economic deterioration throughout 2009 and weakness in the economic recovery in 2010 was accompanied by continued stress in the U.S. and international housing markets, including declines in home prices. These declines in the housing market, with falling home prices and increasing foreclosures, have negatively impacted the demand for many of our products and the credit performance of our consumer and commercial portfolios. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market, which has declined due to reduced activity in the housing market. Continued high unemployment rates in the U.S. have added another element to the financial challenges facing U.S. consumers and further compounded these stresses in the U.S. housing market as employment conditions may be compelling some consumers to delay new home purchases or miss payments on existing mortgages.
Conditions in the housing market have also resulted in significant write-downs of asset values in several asset classes, notably mortgage-backed securities and exposure to monolines. These conditions may negatively affect the value of real estate which could negatively affect our exposure to representations and warranties. While there were continued indications throughout the past year that the U.S. economy is stabilizing, the performance of our overall consumer and commercial portfolios may not significantly improve in the near future. A protracted continuation or worsening of these difficult housing market conditions would likely exacerbate the adverse effects outlined above and have a significant adverse effect on our financial condition and results of operations.
We temporarily suspended our foreclosure sales nationally in the fourth quarter of 2010 to conduct an assessment of our foreclosure processes. Subsequently, numerous state and federal investigations of foreclosure processes across our industry have been initiated. Those investigations and any irregularities that might be found in our foreclosure processes, along with any remedial steps taken in response to governmental investigations or to our own internal assessment, could have a material adverse effect on our financial condition and results of operations.
On October 1, 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding (judicial states). On October 8, 2010, we stopped foreclosure sales in all states in order to complete an assessment of the related business processes. These actions generally did not affect the initiation and processing of foreclosures prior to judgment or sale of vacant real estate owned properties. We took these precautionary steps in order to ensure our processes for handling foreclosures include the appropriate controls and quality assurance. Our review has involved an assessment of the foreclosure process, including a review of completed foreclosure affidavits in pending proceedings.
As a result of that review, we identified and implemented process and control enhancements, and we intend to monitor ongoing quality results of each process. After these enhancements were put in place, we resumed foreclosure sales in most states where foreclosures are handled without judicial supervision (non-judicial states) during the fourth quarter of 2010, and expect sales to resume in the remaining non-judicial states in the first quarter of 2011. We also commenced a rolling process of preparing, as necessary, affidavits of indebtedness in pending foreclosure proceedings in order to resume the process of taking these foreclosure proceedings to judgment in judicial states, beginning with properties believed to be vacant, and with properties for which the mortgage was originated on a non-owner-occupied basis. The process of preparing affidavits in pending proceedings is expected to continue in the first quarter of 2011, and could result in prolonged adversary proceedings that delay certain foreclosure sales.
Law enforcement authorities in all 50 states and the U.S. Department of Justice and other federal agencies, including certain bank supervisory authorities, continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices. The Corporation is cooperating with these investigations and is dedicating significant resources to address these issues. The current environment of heightened regulatory scrutiny has the potential to subject the Corporation to inquiries or investigations that could significantly adversely affect its reputation. Such investigations by state and federal authorities, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, and result in significant legal costs in responding to governmental investigations and additional litigation.
While we cannot predict the ultimate impact of the temporary delay in foreclosure sales, or any issues that may arise as a result of alleged irregularities with respect to previously completed foreclosure activities, we may be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. Our costs increased in the fourth quarter of 2010 and we expect that additional costs incurred in connection with our foreclosure process assessment will continue into 2011 due to the additional resources necessary to perform the foreclosure process assessment, to revise affidavit filings and to implement other operational changes. This will likely result in higher noninterest expense, including higher servicing costs and legal expenses, in Home Loans & Insurance. It is also possible that the temporary suspension of foreclosure sales may result in additional costs and

10     Bank of America 2010

expenses, including costs associated with the maintenance of properties or possible home price declines, while foreclosures are delayed. In addition, required process changes could increase our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may increase temporarily, which may result in an increase in non-performing loans and servicing advances and may impact the collectability of such advances and the value of our MSRs, MBS and real estate owned properties. An increase in the time to complete foreclosure sales also may inflate the amount of highly delinquent loans in the Corporation’s mortgage statistics, result in increasing levels of consumer nonperforming loans, and could have a dampening effect on net interest margin as non-performing assets rise. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, and our continued process enhancements and any issues that may arise out of alleged irregularities in our foreclosure process could increase the costs associated with our mortgage operations.
Loan sales have not been materially impacted by the temporary delay in foreclosure sales or the review of our foreclosure process. However, delays in foreclosure sales could negatively affect the valuation of our real estate owned properties and MBS that are serviced by us. With respect to GSE MBS, while there would be no credit impairment to security holders due to the guarantee provided by the agencies, the valuation of certain MBS could be negatively affected under certain scenarios due to changes in the timing of cash flows. The impact on GSE MBS depends on, among other factors, how long the underlying loans are affected by foreclosure delays and would vary among securities. With respect to non-GSE MBS, under certain scenarios the timing and amount of cash flows could be negatively affected. The ultimate impact on non-GSE MBS depends on the same factors that impact GSE MBS, as well as the level of credit enhancement, including subordination. In addition, as a result of our foreclosure process assessment and related control enhancements that we have implemented, there may continue to be delays in foreclosure sales, including a continued backlog of foreclosure proceedings, and evictions from real estate owned properties.
Failure to satisfy our obligations as servicer in the residential mortgage securitization process, including obligations related to residential mortgage foreclosure actions, along with other losses we could incur in our capacity as servicer, could have a material adverse effect on our financial condition and results of operations.
Bank of America and its legacy companies have securitized, and continue to securitize, a significant portion of the residential mortgage loans that they have originated or acquired. The Corporation services a large portion of the loans it or its subsidiaries have securitized and also services loans on behalf of third-party securitization vehicles. In addition to identifying specific servicing criteria, pooling and servicing arrangements entered into in connection with a securitization or whole loan sale typically impose standards of care on the servicer, with respect to its activities, that may include the obligation to adhere to the accepted servicing practices of prudent mortgage lenders and/or to exercise the degree of care and skill that the servicer employs when servicing loans for its own account. Many non-GSE residential mortgage-backed securitizations and whole loan servicing agreements also require the servicer to indemnify the trustee or other investor for or against failures by the servicer to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith, or gross negligence in the performance of, or reckless disregard of, the servicer’s duties.
Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically has the right to demand that the servicer repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans, even if the servicer was not the seller. The GSEs also reserve the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, our agreements with the GSEs and their first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary.
With regard to alleged irregularities in foreclosure process-related activities referred to above, a servicer may incur costs or losses if the servicer elects or is required to re-execute or re-file documents or take other action in its capacity as a servicer in connection with pending or completed foreclosures. The servicer also may incur costs or losses if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, the servicer may have liability to a title insurer of the property sold in foreclosure. These costs and liabilities may not be reimbursable to the servicer. A servicer may also incur costs or losses associated with private-label securitizations or other loan investors relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosures.
The servicer may be subject to deductions by insurers for mortgage insurance or guarantee benefits relating to delays or alleged deficiencies. Additionally, if the servicer commits a material breach of its servicing obligations that is not cured within specified timeframes, including those related to default servicing and foreclosure, it could be terminated as servicer under servicing agreements under certain circumstances. Any of these actions may harm the servicer’s reputation, increase its servicing costs or otherwise adversely affect its financial condition and results of operations.
Mortgage notes, assignments or other documents are often required to be maintained and are often necessary to enforce mortgages loans. There has been significant public commentary regarding the common industry practice of recording mortgages in the name of Mortgage Electronic Registration Systems, Inc. (MERS), as nominee on behalf of the note holder, and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors or securitization trusts. Additionally, certain legal challenges have been made to the process for transferring mortgage loans to securitization trusts, asserting that having a mortgagee of record that is different than the holder of the mortgage note could “break the chain of title” and cloud the ownership of the loan. In order to foreclose on a mortgage loan, in certain cases it may be necessary or prudent for an assignment of the mortgage to be made to the holder of the note, which in the case of a mortgage held in the name of MERS as nominee would need to be completed by MERS. As such, our practice is to obtain assignments of mortgages from MERS prior to instituting foreclosure. If certain required documents are missing or defective, or if the use of MERS is found not to be effective, we could be obligated to cure certain defects or in some circumstances be subject to additional costs and expenses, which could have a material adverse effect on our cash flows, financial condition and results of operations.
We may also face negative reputational costs from these servicing risks, which could reduce our future business opportunities in this area or cause that business to be on less favorable terms to us.
For additional information concerning our servicing risks, see Recent Events – Certain Servicing-related Issues, in the MD&A beginning on page 34.

Bank of America 2010     11

Credit Risk
Credit Risk is the Risk of Loss Arising from a Borrower, Obligor or Counterparty Default when a Borrower, Obligor or Counterparty does not Meet its Obligations.
Increased credit risk, due to economic or market disruptions, insufficient credit loss reserves or concentration of credit risk, may necessitate increased provisions for credit losses and could have an adverse effect on our financial condition and results of operations.
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
Although credit quality generally continued to show improvement throughout 2010, net charge-offs, nonperforming loans, leases and foreclosed properties remained elevated. Global and national economic conditions continue to weigh on our credit portfolios. Economic or market disruptions are likely to increase our credit exposure to customers, obligors or other counterparties due to the increased risk that they may default on their obligations to us. These potential increases in delinquencies and default rates could adversely affect our consumer credit card, home equity, consumer real estate and purchased credit-impaired portfolios, through increased charge-offs and provisions for credit losses. In addition, this increased credit risk could also adversely affect our commercial loan portfolios where we have experienced continued losses, particularly in our commercial real estate portfolios, reflecting broad-based stress across industries, property types and borrowers.
We estimate and establish an allowance for credit risks and credit losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The amount of allowance is determined based on our evaluation of the potential credit losses included within our loan portfolio. The process for determining the amount of the allowance, which is critical to our operating results and financial condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how our borrowers will react to those conditions. Our ability to assess future economic conditions or the creditworthiness of our customers, obligors or other counterparties is imperfect. The ability of our borrowers to repay their loans will likely be impacted by changes in economic conditions, which in turn could impact the accuracy of our forecasts. As with any such assessments, there is also the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, we may underestimate the credit losses in our loan portfolios and suffer unexpected losses if the models and approaches we use to establish reserves and make judgments in extending credit to our borrowers and other counterparties become less predictive of future behaviors, valuations, assumptions or estimates. Although we believe that our allowance for credit losses was in compliance with applicable standards at December 31, 2010, there is no guarantee that it will be sufficient to address future credit losses, particularly if economic conditions worsen. In such an event we may need to increase the size of our allowance in 2011, which would adversely affect our financial condition and results of operations.
In the ordinary course of our business, we also may be subject to a concentration of credit risk to a particular industry, country, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could have a material adverse impact on our businesses, and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and insurers. This has resulted in significant credit concentration with respect to this industry.
In the ordinary course of business, we also enter into transactions with sovereign nations, U.S. states and U.S. municipalities. Unfavorable economic or political conditions, disruptions to capital markets, currency fluctuations, social instability and changes in government policies could impact the operating budgets or credit ratings of sovereign nations, U.S. states and U.S. municipalities and expose us to credit risk.
We also have a concentration of credit risk with respect to our consumer real estate, consumer credit card and commercial real estate portfolios, which represent a large percentage of our overall credit portfolio. The economic downturn has adversely affected these portfolios and further exposed us to this concentration of risk. Continued economic weakness or deterioration in real estate values or household incomes could result in materially higher credit losses.
For additional information about our credit risk and credit risk management policies and procedures, see Credit Risk Management in the MD&A beginning on page 71 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
We could suffer losses as a result of the actions of or deterioration in the commercial soundness of our counterparties and other financial services institutions.
Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other market participants. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to significant future liquidity problems, including losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be impacted when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due us. Any such losses could materially adversely affect our financial condition and results of operations.

12     Bank of America 2010

Our derivatives businesses may expose us to unexpected risks and potential losses.
We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses and have an adverse effect on our financial condition and results of operations. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument.
Many derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling some positions difficult. Many derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold, and may not be able to obtain, the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk, as well as increased costs to us.
Derivatives contracts and other transactions entered into with third parties are not always confirmed by the counterparties or settled on a timely basis. While a transaction remains unconfirmed or during any delay in settlement, we are subject to heightened credit and operational risk and in the event of default may find it more difficult to enforce the contract. In addition, as new and more complex derivatives products have been created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts may arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs.
For a further discussion of our derivatives exposure, see Note 4 – Derivatives to the Consolidated Financial Statements.

Market Risk
Market Risk is the Risk that Values of Assets and Liabilities or Revenues will be Adversely Affected by Changes in Market Conditions Such as Market Volatility. Market Risk is Inherent in the Financial Instruments Associated with our Operations and Activities, Including Loans, Deposits, Securities, Short-Term Borrowings, Long-Term Debt, Trading Account Assets and Liabilities, and Derivatives.
Our businesses and results of operations have been, and may continue to be, significantly adversely affected by changes in the levels of market volatility and by other financial or capital market conditions.
Our businesses and results of operations may be adversely affected by market risk factors such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, for example, (i) the value of our on- and off-balance sheet securities, trading assets, other financial instruments, and MSRs, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management, which could reduce our fee income relating to those assets, (iv) customer allocation of capital among investment alternatives, (v) the volume of client activity in our trading operations, and (vi) the general profitability and risk level of the transactions in which we engage. Any of these developments could have a significant adverse impact on our financial condition and results of operations.

We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. For example, our models, which rely on historical trends and assumptions, may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements and illiquidity, especially during severe market downturns or stress events. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as the market conditions experienced in 2008 and 2009, previously uncorrelated indicators may become correlated, or previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments directly in securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions.
For additional information about market risk and our market risk management policies and procedures, see Market Risk Management in the MD&A beginning on page 100.
Declines in the value of certain of our assets could have an adverse effect on our results of operations.
We have a large portfolio of financial instruments that we measure at fair value including, among others, certain corporate loans and loan commitments, loans held-for-sale, repurchase agreements and long-term deposits. We also have trading account assets and liabilities, derivatives assets and liabilities, available-for-sale debt and marketable equity securities, consumer-related MSRs and certain other assets that are valued at fair value. We determine the fair values of these instruments based on the fair value hierarchy under applicable accounting guidance. The fair values of these financial instruments include adjustments for market liquidity, credit quality and other transaction specific factors, where appropriate.
Gains or losses on these instruments can have a direct and significant impact on our results of operations, unless we have effectively “hedged” our exposures. For example, changes in interest rates, among other things, can impact the value of our MSRs and can result in substantially higher or lower mortgage banking income and earnings, depending upon our ability to fully hedge the performance of our MSRs. Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions. The financial strength of counterparties, such as monolines, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading activity for these assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets, which requires us to maintain additional capital and increases our funding costs.

Bank of America 2010     13

Asset values also directly impact revenues in our asset management businesses. We receive asset-based management fees based on the value of our clients’ portfolios or investments in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values can reduce the value of our clients’ portfolios or fund assets, which in turn can result in lower fees earned for managing such assets.
For additional information about fair value measurements, see Note 22 – Fair Value Measurements to the Consolidated Financial Statements. For additional information about our asset management businesses, see Business Segment Operations – Global Wealth & Investment Management in the MD&A beginning on page 48.
Our commodities activities, particularly our physical commodities business, subject us to performance, environmental and other risks that may result in significant cost and liabilities.
As part of our commodities business, we enter into exchange-traded contracts, financially settled OTC derivatives, contracts for physical delivery and contracts providing for the transportation, transmission and/or storage rights on or in vessels, barges, pipelines, transmission lines or storage facilities. Commodity, related storage, transportation or other contracts expose us to the risk that the price of the underlying commodity or the cost of storing or transporting commodities may rise or fall. In addition, contracts relating to physical ownership and/or delivery can expose us to numerous other risks, including performance and environmental risks. For example, our counterparties may not be able to pass changes in the price of commodities to their customers and therefore may not be able to meet their performance obligations. Our actions to mitigate the aforementioned risks may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, our financial condition and results of operations may be adversely affected by such events.

Regulatory and Legal Risk
Bank regulatory agencies may require us to hold higher levels of regulatory capital, increase our regulatory capital ratios, or increase liquidity which could result in the need to issue additional securities that qualify as regulatory capital or to liquidate company assets.
We are subject to the risk-based capital guidelines issued by the Federal Reserve Board. These guidelines establish regulatory capital requirements for banking institutions to meet minimal requirements as well as to qualify as a “well-capitalized” institution. (A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines.) The risk-based capital rules have been further supplemented by required leverage ratios, defined as so-called Tier 1 (the highest grade) capital divided by quarterly average total assets, after certain adjustments. If any of our insured depository institutions fails to maintain its status as “well- capitalized” under the capital rules of their primary federal regulator, the Federal Reserve Board will require us to enter into an agreement to bring the insured depository institution or institutions back into a “well-capitalized” status. For the duration of such an agreement, the Federal Reserve Board may impose restrictions on the activities in which we may engage. If we were to fail to enter into such an agreement, or fail to comply with the terms of such agreement, the Federal Reserve Board may impose more severe restrictions on the activities in which we may engage, including requiring us to cease and desist in activities permitted under the Gramm-Leach-Bliley Act.
It is possible that in the future increases in regulatory capital requirements, changes in how regulatory capital is calculated or increases to liquidity requirements, may cause the loss of our “well-capitalized” status unless we increase our capital levels by issuing additional common stock, thus diluting our existing shareholders, or by selling assets. For example, the Financial Reform Act includes a provision under which our previously issued and outstanding trust preferred securities will no longer qualify as Tier 1 capital effective January 1, 2013. The exclusion of trust preferred securities from Tier 1 capital will be phased in incrementally over a three-year phase-in period. The treatment of trust preferred securities during the phase-in period remains unclear and is subject to future rulemaking.
On December 16, 2010, the Basel Committee issued Basel III, proposing a January 2013 implementation date for Basel III. If implemented by U.S. regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of trust preferred securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, mortgage servicing rights (MSRs), investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of other comprehensive income in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. U.S. regulators are expected to begin the final rulemaking processes for Basel III in early 2011 and have indicated a goal to adopt final rules by year-end 2011 or early 2012. In addition to the capital proposals, in December 2010 the Basel Committee proposed two measures of liquidity risk. The Liquidity Coverage Ratio identifies the amount of unencumbered, high quality liquid assets a financial institution holds that can be used to offset the net cash outflows the institution would encounter under an acute 30-day stress scenario. The Net Stable Funding Ratio measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations, over a one-year period. The Basel Committee expects the Liquidity Coverage Ratio to be implemented in January 2015 and the Net Stable Funding Ratio to be implemented in January 2018, following observation periods beginning in 2012.
Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could have a material adverse effect on our financial condition and results of operations, as we may need to liquidate certain assets, perhaps on terms unfavorable to us and contrary to our business plans. Such a requirement could also compel us to issue additional securities, which could dilute our current common stockholders.For additional information about the proposals described above and their potential effect on our required levels of regulatory capital, see Item 1. Business – Capital and Operational Requirements on page 5 and Capital Management – Regulatory Capital in the MD&A beginning on page 63.
Government measures to regulate the financial industry, including the Financial Reform Act, either individually, in combination or in the aggregate, could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the value of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition or results of operations.
As a financial institution, we are heavily regulated at the state, federal and international levels. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced and expect to continue to face increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. These regulatory and legislative measures, either individually, in combination or in the aggregate, could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the value of assets that we hold,

14     Bank of America 2010

significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition, or results of operations.
Throughout 2009 and 2010, several major regulatory and legislative initiatives were adopted that will have significant future impacts on our businesses and financial results. For example, in November 2009, the Federal Reserve Board issued amendments to Regulation E, which implements the Electronic Fund Transfer Act. The rules became effective on July 1, 2010 for new customers and August 16, 2010 for existing customers. These amendments limit the way we and other banks charge an overdraft fee for non-recurring debit card transactions that overdraw a consumer’s account unless the consumer affirmatively consents to the bank’s payment of overdrafts for those transactions. In addition, in May 2009, the Credit Card Accountability Responsibility and Disclosure (“CARD”) Act of 2009 was signed into law. The majority of the CARD Act provisions became effective in February 2010. The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices, including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures. Complying with the Regulation E amendments and the CARD Act has required us to invest significant management attention and resources to make the necessary disclosure and systems changes and has adversely affected, and will likely continue to adversely affect, our earnings.
In July 2010, the Financial Reform Act was signed into law. The Financial Reform Act, among other reforms, (i) mandates that the Federal Reserve Board limit debit card interchange fees; (ii) bans banking organizations from engaging in proprietary trading and restricts their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions; (iii) increases regulation of the over-the-counter derivative markets through measures that broaden the derivative instruments subject to regulation, requiring clearing and exchange trading and imposing additional capital and margin requirements for derivative market participants; (iv) changes the assessment base used in calculating FDIC deposit insurance fees from assessable deposits to total assets less tangible capital; (v) provides for heightened capital, liquidity, and prudential regulation and supervision over systemically important financial institutions; (vi) provides for resolution authority to establish a process to unwind large systemically important financial companies; (vii) creates a new regulatory body to set requirements around the terms and conditions of consumer financial products and expands the role of state regulators in enforcing consumer protection requirements over banks; (viii) disqualifies trust preferred securities and other hybrid capital securities from Tier 1 capital; (ix) includes a variety of corporate governance and executive compensation provisions and requirements; and (x) requires securitizers to retain a portion of the risk that would otherwise be transferred into certain securitization transactions.
Many of these provisions have begun to be or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The ultimate impact of the final rules on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. For instance, in December 2010, the Federal Reserve Board requested comment on a proposed rule that would establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions. The proposed rule would establish standards for determining whether a debit card interchange fee received by a card issuer is reasonable and proportional to the cost incurred by the issuer for the transaction. Depending upon which cap is ultimately adopted, the final rule could have a significant adverse effect on our financial condition and results of operations and could result in additional goodwill impairment charges within our Global Card Services business segment.
We also anticipate that the final regulations associated with the Financial Reform Act will include limitations on certain activities, including limitations on the use of a bank’s own capital for proprietary trading and sponsorship or investment in hedge funds and private equity funds (Volcker Rule). Regulations implementing the Volcker Rule are required to be in place by October 21, 2011, and the Volcker Rule becomes effective 12 months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives banking entities two years from the effective date (with opportunities for additional extensions) to bring activities and investments into conformance. In anticipation of the adoption of the final regulations, we have begun winding down our proprietary trading line of business. The ultimate impact of the Volcker Rule or the winding down of this business, and the time it will take to comply or complete, continues to remain uncertain. The final regulations issued may impose additional operational and compliance costs on us.
Additionally, the Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Financial Reform Act grants the U.S. Commodity Futures Trading Commission (CFTC) and the SEC substantial new authority and requires numerous rulemakings by these agencies. Generally, the CFTC and SEC have until July 16, 2011 to promulgate the rulemakings necessary to implement these regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.
The Financial Reform Act provided for a new resolution authority to establish a process to unwind large systemically important financial institutions. As part of that process we will be required to develop and implement a recovery and resolution plan which will be subject to review by the FDIC and the Federal Reserve Board to determine whether our plan is credible and viable. As a result of FDIC and Federal Reserve Board review, we could be required to take certain actions over the next several years which could impose operational costs and could potentially result in the divestiture or restructuring of certain businesses and subsidiaries.
Although we cannot predict the full effect of the Financial Reform Act on our operations, it, as well as the future rules implementing its reforms, could result in a significant loss of revenue, impose additional costs on us, require us to increase our regulatory capital or otherwise materially adversely affect our businesses, financial condition and results of operations.
In addition, Congress and the Administration have signaled growing interest in reforming the U.S. corporate income tax. While the timing of consideration of such legislative reform is unclear, possible approaches include lowering the 35% corporate tax rate, modifying the taxation of income earned outside of the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impact from remeasuring deferred tax assets and liabilities that might result upon enactment of tax reform or the ongoing impact reform might have on income tax expense, but it is possible either of these impacts could adversely affect our financial condition and results of operations.
Other countries have also proposed and, in some cases, adopted certain regulatory changes targeted at financial institutions or that otherwise affect us. For example, the European Union has adopted increased capital requirements and the U.K. has (i) increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K; (ii) adopted a Bank Tax Levy which will apply to the aggregate balance sheet of branches and subsidiaries of non-U.K. banks and banking groups operating in the U.K.; (iii) proposed the creation and production of recovery and resolution plans (commonly referred to as living wills) by U.K. regulated entities; and (iv) announced the expectation of corporate

Bank of America 2010     15

income tax rate reductions of one percent to be enacted during each of 2011, 2012 and 2013 that would favorably impact income tax expense on future earnings but which would result in adjustments to the carrying value of deferred tax assets and related one-time charges to income tax expenses of nearly $400 million for each one percent reduction (however, it is possible that the full three percent rate reductions could be enacted in 2011, which would result in a 2011 charge of approximately $1.1 billion). We are also monitoring other international legislative proposals that could materially impact us, such as changes to income tax laws. Currently, in the U.K., net operating loss carry forwards (NOLs) have an indefinite life. Were the U.K. taxing authorities to introduce limitations on the future utilization of NOLs and the Corporation was unable to document its continued ability to fully utilize its NOLs, it would be required to establish a valuation allowance by a charge to income tax expense. Depending upon the nature of the limitations, such a change could be material in the period of enactment. In addition, in 2010 the FSA issued a policy statement regarding payment protection insurance (PPI) that requires companies to review their sales practices and to proactively remediate certain problems, if discovered. As a result of this review, we may be required to record additional liabilities.
For additional information about the regulatory initiatives discussed above, see Regulatory Matters in the MD&A beginning on page 56. For additional information about PPI, see Note 14 – Commitments and Contingencies – Payment Protection Insurance Claims Matter to the Consolidated Financial Statements.
During the last ten years, the Corporation and its subsidiaries and legacy companies have sold over $2.0 trillion of loans to the GSEs. Each GSE is currently in a conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government, and the private markets. We expect dialogue concerning GSE reform to continue and additional proposals to be advanced. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change to the business operations of Home Loans & Insurance.
Finally, since the financial crisis began several years ago, an increasing number of bank failures has imposed significant costs on the FDIC in resolving those failures, and the regulator’s deposit insurance fund has been depleted. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased, and may increase in the future, assessment rates of insured institutions, including Bank of America.
Deposits placed at the U.S. Banks are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for non-interest bearing demand deposit accounts for a two-year period beginning on December 31, 2010 and ending on January 1, 2013. The FDIC administers the DIF, and all insured depository institutions are required to pay assessments to the FDIC that fund the DIF. The Financial Reform Act changed the methodology for calculating deposit insurance assessments from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011 the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act. The new regulation will be effective April 1, 2011 and will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due

September 30, 2011. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments. We have identified potential mitigation actions, but they are in the early stages of development and we are not able to directly control the basis or the amount of premiums that we are required to pay for FDIC insurance or for other fees or assessment obligations imposed on financial institutions. Any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.
We face substantial potential legal liability and significant regulatory action, which could have material adverse effects on our cash flows, financial condition and results of operations, or cause significant reputational harm to us.
We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against us and other financial institutions remain high and are increasing. Increased litigation costs, substantial legal liability or significant regulatory action against us could have material adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business prospects. In addition, we continue to face increased litigation risk and regulatory scrutiny as a result of the Countrywide and Merrill Lynch acquisitions. As a result of ongoing challenging economic conditions and the increased level of defaults over recent years, we have continued to experience increased litigation and other disputes with counterparties regarding relative rights and responsibilities. These litigation and regulatory matters and any related settlements could have a material adverse effect on our cash flows, financial condition and results of operations. They could also negatively impact our reputation and lead to volatility of our stock price. For a further discussion of litigation risks, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.
Changes in governmental fiscal and monetary policy could adversely affect our financial condition and results of operations.
Our businesses and earnings are affected by domestic and international fiscal and monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as debt securities and MSRs, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings are also affected by the fiscal or other policies that are adopted by various U.S. regulatory authorities, non-U.S. governments and international agencies. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our capital requirements and the costs of running our businesses, in turn adversely impacting our financial condition and results of operations.

Risk of the Competitive Environment in which We Operate
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment.  Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated in recent years as the credit crisis led to numerous mergers and asset acquisitions among industry participants and in certain cases reorganization, restructuring, or even bankruptcy. This trend has also hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as further

16     Bank of America 2010

consolidation in the financial services industry in connection with current market conditions may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions. Increased competition may negatively affect our results of operations by creating pressure to lower prices on our products and services and reducing market share.
Damage to our reputation could significantly harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain investors, customers, clients and employees could be adversely affected to the extent our reputation is damaged. Significant harm to our reputation can arise from many sources, including employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior, unintended disclosure of confidential information, and the activities of our clients, customers and counterparties. Actions by the financial services industry generally or by certain members or individuals in the industry also can significantly adversely affect our reputation.
Our actual or perceived failure to address various issues also could give rise to reputational risk that could cause significant harm to us and our business prospects, including failure to properly address operational risks. These issues include legal and regulatory requirements, privacy, properly maintaining customer and associate personal information, record keeping, protecting against money-laundering, sales and trading practices, ethical issues, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products.
We could suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions, which could adversely affect our businesses.
We continue to face increased public and regulatory scrutiny resulting from the financial crisis, including our foreclosure practices, modifications of mortgages, volume of lending, compensation practices, our acquisitions of Countrywide and Merrill Lynch, and the suitability of certain trading and investment businesses. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.
Our ability to attract and retain qualified employees is critical to the success of our businesses and failure to do so could adversely affect our business prospects, including our competitive position and results of operations.
Our performance is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry has been, and is expected to continue to be, intense even during difficult economic times. Our competitors include non-U.S.-based institutions and institutions otherwise not subject to compensation and hiring regulations imposed on U.S. institutions and financial institutions in particular. The difficulty we face in competing for key personnel is exacerbated in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve Board, the FDIC or other regulators around the world. Any future limitations on executive compensation imposed by legislators and regulators could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual bonus compensation paid to our senior employees has in recent years taken the form of long-term equity awards. The value of long-term equity awards to senior employees generally has been negatively affected by the significant decline in the market price of our common stock. If we are unable to continue to attract and retain qualified individuals, our business prospects, including our competitive position and results of operations, could be adversely affected.
Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our businesses.
Our business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competitors to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing or introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or sufficiently developing and maintaining loyal customers.

Risks Related to Risk Management
Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, fiduciary, operational and reputational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. For example, recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry and increases in the overall complexity of our operations, among other developments, have resulted in the creation of a variety of previously unanticipated or unknown risks, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As such, we may incur future losses due to the development of such previously unanticipated or unknown risks.
For additional information about our risk management policies and procedures, see Managing Risk in the MD&A beginning on page 59.
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information or damage our reputation. Any such failure also could have a significant adverse effect on our reputation, cash flows, financial condition, and results of operations.
Our businesses are highly dependent on our ability to process and monitor, on a continuous basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. The potential for operational risk exposure exists throughout our organization, including losses resulting from unauthorized trades by any employees.

Bank of America 2010     17

Integral to our performance is the continued efficacy of our internal processes, systems, relationships with third parties and the vast array of employees and key executives in our day-to-day and ongoing operations. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control and adversely affect our ability to process these transactions or provide these services. We must continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.
In addition, we also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses, which has increased our exposure to operational failure, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, termination or constraint. Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure as disparate complex systems need to be integrated, often on an accelerated basis.
Furthermore, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased centrality of these entities under proposed and potential regulation, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could adversely impact our own business operations. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses and could have a significant adverse impact on our liquidity, financial condition, and results of operations.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients’ or counterparties’ confidential or other information. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in significant losses or reputational damage to us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.
We routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. We have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. Any interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm for us and could have a significant adverse effect on our competitive position, financial condition and results of operations.
With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Such disruptions could involve electrical, communications, internet, transportation or other services used by us or third parties with whom we conduct business. These disruptions may occur as a result of events that affect only our facilities or those of our clients or other business partners but they could also be the result of events with a broader impact globally, regionally or in the cities where those facilities are located. The costs associated with such disruptions, including any loss of business, could have a significant adverse effect on our results of operations or financial condition.
Any of these operational and security risks could lead to significant and negative consequences, including reputational harm as well as loss of customers and business opportunities, which in turn could have a significant adverse effect on our businesses, financial condition and results of operations. For a further discussion of operational risks and our operational risk management, see Operational Risk Management in the MD&A beginning on page 106.

Risk Related to Past Acquisitions
Any failure to successfully integrate or otherwise realize the expected benefits from our recent acquisitions could adversely affect our results of operations.
There are significant risks and uncertainties associated with mergers and acquisitions. We have made several significant acquisitions in the last several years, including Merrill Lynch and Countrywide, and the success of these acquisitions faces numerous challenges. In particular, the success of our acquisition of Merrill Lynch in 2009 will continue to depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Bank of America and Merrill Lynch. If we are not able to successfully integrate these businesses, the anticipated benefits and cost savings of the acquisition may not be realized fully or may take longer to realize than expected. For example, we may fail to realize the growth opportunities and cost savings anticipated to be derived from the acquisition. With regard to any of our acquisitions, a significant decline in asset valuations or cash flows may also cause us not to realize expected benefits. These failures could in turn negatively affect our financial condition, including adversely impacting the carrying value of the acquisition premium or goodwill. Our ability to achieve these objectives has also been made more difficult as a result of the substantial challenges that we are facing in our businesses because of the current economic environment.
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

Risk of Being an International Business
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate which could adversely impact our businesses.
We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, social or judicial instability, changes in governmental

18     Bank of America 2010

policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, exchange controls, other restrictive actions, unfavorable political and diplomatic developments and changes in legislation. These risks are especially acute in emerging markets. As in the United States, many non-U.S. jurisdictions in which we do business have been negatively impacted by recessionary conditions. While a number of these jurisdictions are showing signs of recovery, others continue to experience increasing levels of stress. In addition, the risk of default on sovereign debt in some non-U.S. jurisdictions is increasing and could expose us to substantial losses. Any such unfavorable conditions or developments could have an adverse impact on our businesses and results of operations.
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have a significant and adverse effect not only on our businesses in that market but also on our reputation generally.
We also invest or trade in the securities of corporations and governments located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities may be subject to negative fluctuations as a result of the above factors. Furthermore, the impact of these fluctuations could be magnified, because non-U.S. trading markets, particularly in emerging market countries, are generally smaller, less liquid and more volatile than U.S. trading markets.
We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response and/or military conflicts, that could adversely affect business and economic conditions abroad as well as in the United States.

For a further discussion of our non-U.S. credit and trading portfolio, see Credit Risk Management — Non-U.S. Portfolio in the MD&A beginning on page 94.

Risk from Accounting Changes
Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimate or judgments were incorrectly made, we could be required to correct and restate prior period financial statements.
Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board (FASB), the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Corporation needing to revise and republish prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent accounting changes, see Complex Accounting Estimates in the MD&A beginning on page 107 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Item 1B.	Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC Staff 180 days or more before the end of our 2010 fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2.	Properties
As of December 31, 2010, our principal offices and other materially important properties consisted of the following:

			Primary Business		Bank Occupied Space and Amount
Facility Name	Location	Property Type	Segment	Property Status	Leased to 3rd Parties
Corporate Center	Charlotte, NC	60 story building	Principal Executive Offices – All Business Segments	Owned	Directly occupy 50% (624,153 sq. ft.) of building while subleasing an additional 48% (576,233 sq. ft.) of the space.
1 Bank of America Center	Charlotte, NC	30 story building	Deposits, Home Loans & Insurance, GBAM and GWIM	Owned	Directly occupy 21% (159,000 sq. ft.) of building while subleasing an additional 10% (75,000 sq. ft.) of the space.
4 World Financial Center	New York, NY	34 story building (North Tower)	GBAM	49% Owned (1)	Directly occupy 100% (1,803,157 sq. ft.) of building
One Bryant Park	New York, NY	51 Story building	GBAM	49.9% Owned (1)	Directly occupy 74% (1,834,969 sq. ft.) of building
100 Federal St. Boston	Boston, MA	37 story building	GWIM	Owned	Directly occupy 65% (818,019 sq. ft.) of building while subleasing an additional 35% (434,160 sq. ft.) of the space.
Hopewell Office Park Campus	Hopewell, NJ	8 building campus	GWIM	Owned	Directly occupy 100% (1,606,025 sq. ft.) of campus.
Concord Campus	Concord, CA	4 building campus	All Business Segments	Owned	Directly occupy 100% (1,075,241 sq. ft.) of campus.
Villa Park Campus	Richmond, VA	3 building campus	All Business Segments	Leased	Directly occupy 84% (770,322 sq. ft.) of campus.

*	All Business Segments consists of Deposits, Global Card Services, Home Loans & Insurance, Global Commercial Banking, GBAM and GWIM.
(1)	Represents percentage ownership interest in entity that owns the property.

We own or lease approximately 120 million square feet in 26,910 locations globally, including approximately 112 million square feet in the United States (all 50 U.S. states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico) and approximately eight million square feet in 44 non-U.S. countries.
We believe our owned and leased properties are adequate for our business needs and are well maintained. We continue to evaluate our current and projected space requirements and may determine from time to time that certain of our premises and facilities are no longer necessary for our operations. There is no assurance that we will be able to dispose of any such excess premises, and we may incur costs in connection with such disposition, including costs that could be material to our results of operations in any given period.

Bank of America 2010     19

Item 3.	Legal Proceedings
See Litigation and Regulatory Matters in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements for Bank of America’s litigation disclosure which is incorporated herein by reference.

Item 4.	Removed and Reserved

Executive Officers of The Registrant
The name, age and position of each of our current executive officers are listed below along with such officer’s business experience. Unless otherwise indicated, executive officers are appointed by the Board to hold office until their successors are elected and qualified or until their earlier resignation or removal.
David C. Darnell (58) President, Global Commercial Banking since July 2005. Mr. Darnell joined the Corporation in 1979 and served in a number of senior leadership roles before becoming the President of Global Commercial Banking.
Barbara J. Desoer (58) President, Bank of America Home Loans and Insurance since July 2008; Chief Technology and Operations Officer from August 2004 to July 2008. Ms. Desoer joined a predecessor of the Corporation in 1977 and served in a number of senior leadership roles before becoming Chief Technology and Operations Officer.
Sallie L. Krawcheck (46) President, Global Wealth and Investment Management since August 2009; Chairman of Global Wealth Management of Citigroup, Inc. from January 2007 until December 2008; Chief Executive Officer of Global Wealth Management of Citigroup, Inc. from January 2007 to September 2008; Chief Financial Officer and Head of Strategy of Citigroup, Inc. from November 2004 to January 2007.
Terrence P. Laughlin (56) Legacy Asset Servicing Executive since February 2011; Credit Loss Mitigation Strategies & Secondary Markets Executive from August 2010 to February 2011; Chief Executive Officer and President of OneWest Bank, FSB from March 2009 to July 2010; Chairman of Merrill Lynch Bank & Trust Co., FSB from February 2005 to May 2008.
Thomas K. Montag (54) President, Global Banking and Markets since August 2009; President, Global Markets from January 2009 to August 2009; Executive Vice President and Head of Global Sales and Trading of Merrill Lynch & Co., Inc. from August 2008 to December 2008; Co-head, Global

Securities of The Goldman Sachs Group, Inc. from 2006 to 2008; Co-president, Japanese Operations of The Goldman Sachs Group, Inc. from 2002 to 2007; Member, Management Committee of The Goldman Sachs Group, Inc. from 2002 to 2008; Member, Fixed Income, Currency and Commodities & Equities Executive Committee of The Goldman Sachs Group, Inc. from 2000 to 2008.
Brian T. Moynihan (51) President and Chief Executive Officer since January 2010; President, Consumer and Small Business Banking from August 2009 to December 2009; President, Global Banking and Wealth Management from January 2009 to August 2009; General Counsel from December 2008 to January 2009; President, Global Corporate and Investment Banking from October 2007 to December 2008; President, Global Wealth and Investment Management from April 2004 to October 2007.
Charles H. Noski (58) Executive Vice President and Chief Financial Officer since May 2010. Mr. Noski has served as a director of Microsoft Corporation since November 2003; director of Air Products and Chemicals, Inc. from October 2000 to January 2004 and from May 2005 to May 2010; director of Morgan Stanley from September 2005 to April 2010; director of Automatic Data Processing, Inc. from April 2008 to May 2010.
Edward P. O’Keefe (55) General Counsel since January 2009; Deputy General Counsel and Head of Litigation from December 2008 to January 2009; Global Compliance and Operational Risk Executive and Senior Privacy Executive from September 2008 to December 2008; Deputy General Counsel for Staff Support from January 2005 to September 2008.
Joe L. Price (50) President, Consumer and Small Business Banking since February 2010; Chief Financial Officer from January 2007 to January 2010; Global Corporate and Investment Banking Risk Management Executive from June 2003 to December 2006.
Bruce R. Thompson (46) Chief Risk Officer since January 2010; Head of Global Capital Markets from July 2008 to January 2010; Co-head of Capital Markets (now Global Capital Markets) from October 2007 to July 2008; Co-head of Global Credit Products from June 2007 to October 2007; Co-head of Global Leveraged Finance from March 2007 to June 2007; Head of U.S. Leveraged Finance Capital Markets from May 2006 to March 2007; Managing Director of Banc of America Securities LLC, a subsidiary of the Corporation, from 1996 to May 2006.

20     Bank of America 2010

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

	Quarter	High	Low
2009	first	$14.33	$3.14
	second	14.17	7.05
	third	17.98	11.84
	fourth	18.59	14.58
2010	first	18.04	14.45
	second	19.48	14.37
	third	15.67	12.32
	fourth	13.56	10.95

As of February 15, 2011, there were 247,064 registered shareholders of common stock. During 2009 and 2010, we paid dividends on the common stock on a quarterly basis.

The following table sets forth dividends paid per share of our common stock for the periods indicated:

	Quarter	Dividend
2009	first	$0.01
	second	0.01
	third	0.01
	fourth	0.01
2010	first	0.01
	second	0.01
	third	0.01
	fourth	0.01

For additional information regarding our ability to pay dividends, see Note 15 – Shareholders’ Equity and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated herein by reference.
For information on our equity compensation plans, see Item 12 beginning on page 244 of this report and Note 20 – Stock-Based Compensation Plans to the Consolidated Financial Statements both of which are incorporated herein by reference.

The table below presents share repurchase activity for the three months ended December 31, 2010.

			Shares
			Purchased as	Remaining Buyback
			Part of Publicly	Authority
	Common Shares	Weighted-Average	Announced
(Dollars in millions, except per share information; shares in thousands)	Repurchased (1)	Per Share Price	Programs	Amounts	Shares
October 1 – 31, 2010	252	$13.32	–	–	–
November 1 – 30, 2010	5	$12.96	–	–	–
December 1 – 31, 2010	101	$12.28	–	–	–

Three months ended December 31, 2010	358	$13.02

(1)	Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures from terminations of employment related to awards under equity incentive plans.

We did not have any unregistered sales of our equity securities in 2010.

Item 6.	Selected Financial Data
See Table 6 in the MD&A on page 32 and Table XII of the Statistical Tables on page 125 which are incorporated herein by reference.

Bank of America 2010     21

Item 7. Bank of America Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout the MD&A, we use certain acronyms and
abbreviations which are defined in the Glossary.

22     Bank of America 2010

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-K, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make, certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, and future business and economic conditions more generally, including statements concerning: the adequacy of the liability for the remaining representations and warranties exposure to the government-sponsored enterprises (GSEs) and the future impact to earnings; the potential assertion and impact of additional claims not addressed by the GSE agreements; the expected repurchase claims on the 2004-2008 loan vintages; representations and warranties liabilities (also commonly referred to as reserves), and range of possible loss estimates, expenses and repurchase claims and resolution of those claims; the proposal to modestly increase dividends in the second half of 2011; the charge to income tax expense resulting from a reduction in the United Kingdom (U.K.) corporate income tax rate; future payment protection insurance claims in the U.K.; future risk-weighted assets and any mitigation efforts to reduce risk-weighted assets; net interest income; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; consumer and commercial service charges, including the impact of changes in the Corporation’s overdraft policy as well as from the Electronic Fund Transfer Act and the Corporation’s ability to mitigate a decline in revenues; liquidity; capital levels determined by or established in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the requirements of various regulatory agencies, including our ability to comply with any Basel capital requirements endorsed by U.S. regulators without raising additional capital; the revenue impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act); the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act) including the impact of the Volcker Rule and derivatives regulations; mortgage production levels; long-term debt levels; run-off of loan portfolios; the impact of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements; the number of delayed foreclosure sales and the resulting financial impact and other similar matters; and other matters relating to the Corporation and the securities that we may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including Item 1A. “Risk Factors,” and in any of the Corporation’s subsequent Securities and Exchange Commission (SEC) filings: the Corporation’s resolution of certain representations and warranties obligations with the GSEs and our ability to resolve any remaining claims; the Corporation’s ability to resolve any representations and warranties obligations with monolines and private investors; failure to satisfy our obligations as servicer in the residential mortgage securitization process; the adequacy of the liability and/or range of possible loss estimates for the representations and warranties exposures to the GSEs, monolines and private-label and other investors; the potential assertion and impact of additional claims not addressed by the GSE agreements; the foreclosure review and assessment process, the effectiveness of the Corporation’s response and any governmental or private third-party claims asserted in connection with these foreclosure matters; the adequacy of the reserve for future payment protection insurance claims in the U.K.; negative economic conditions generally including continued weakness in the U.S. housing market, high unemployment in the U.S., as well as economic challenges in many non-U.S. countries in which we operate and sovereign debt challenges; the Corporation’s mortgage modification policies and related results; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions, including the Corporation as well as its business partners; the Corporation’s credit ratings and the credit ratings of its securitizations; estimates of the fair value of certain of the Corporation’s assets and liabilities; legislative and regulatory actions in the U.S. (including the impact of the Financial Reform Act, the Electronic Fund Transfer Act, the CARD Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments as well as any collateral effects on our ability to do business and access the capital markets; various monetary, tax and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations (including new consolidation guidance), inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, applicable guidance regarding goodwill accounting and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; adequacy of the Corporation’s risk management framework; the Corporation’s ability to attract new employees and retain and motivate existing employees; technology changes instituted by the Corporation, its counterparties or competitors; mergers and acquisitions and their integration into the Corporation, including the Corporation’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of the Merrill Lynch and Countrywide acquisitions; the Corporation’s reputation, including the effects of continuing intense public and regulatory scrutiny of the Corporation and the financial services industry; the effects of any unauthorized disclosures of our or our customers’ private or confidential information and any negative publicity directed toward the Corporation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.
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

Bank of America 2010     23

Executive Summary

Business Overview
The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in the Bank of America Corporate Center in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the United States and in certain international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Global Card Services, Home Loans & Insurance, Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2010, we realigned the Global Corporate and Investment Banking portion of the former Global Banking business segment with the former Global Markets business segment to form GBAM and to reflect Global Commercial Banking as a standalone segment. At December 31, 2010, the Corporation had $2.3 trillion in assets and approximately 288,000 full-time equivalent employees.

On January 1, 2009, we acquired Merrill Lynch & Co., Inc. (Merrill Lynch) and, as a result, we now have one of the largest wealth management businesses in the world with nearly 17,000 wealth advisors, an additional 3,000 client-facing professionals and more than $2.2 trillion in client assets. Additionally, we are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
As of December 31, 2010, we operate in all 50 states, the District of Columbia and more than 40 non-U.S. countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve approximately 57 million consumer and small business relationships with 5,900 banking centers, 18,000 ATMs, nationwide call centers, and leading online and mobile banking platforms. We have banking centers in 13 of the 15 fastest growing states and have leadership positions in market share for deposits in seven of those states. We offer industry-leading support to approximately four million small business owners.
For information on recent and proposed legislative and regulatory initiatives that may affect our business, see Regulatory Matters beginning on page 56.
The table below provides selected consolidated financial data for 2010 and 2009.

Table 1 Selected Financial Data

(Dollars in millions, except per share information)	2010	2009
Income statement
Revenue, net of interest expense (FTE basis) (1)	$111,390	$120,944
Net income (loss)	(2,238)	6,276
Net income, excluding goodwill impairment charges (2)	10,162	6,276
Diluted earnings (loss) per common share	(0.37)	(0.29)
Diluted earnings (loss) per common share, excluding goodwill impairment charges (2)	0.86	(0.29)
Dividends paid per common share	$0.04	$0.04

Performance ratios
Return on average assets	n/m	0.26%
Return on average assets, excluding goodwill impairment charges (2)	0.42%	0.26
Return on average tangible shareholders’ equity (1)	n/m	4.18
Return on average tangible shareholders’ equity, excluding goodwill impairment charges (1, 2)	7.11	4.18
Efficiency ratio (FTE basis) (1)	74.61	55.16
Efficiency ratio (FTE basis), excluding goodwill impairment charges (1, 2)	63.48	55.16

Asset quality
Allowance for loan and lease losses at December 31	$41,885	$37,200
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (3)	4.47%	4.16%
Nonperforming loans, leases and foreclosed properties at December 31 (3)	$32,664	$35,747
Net charge-offs	34,334	33,688
Net charge-offs as a percentage of average loans and leases outstanding (3, 4)	3.60%	3.58%
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (3, 5)	1.22	1.10

Balance sheet at year end
Total loans and leases	$940,440	$900,128
Total assets	2,264,909	2,230,232
Total deposits	1,010,430	991,611
Total common shareholders’ equity	211,686	194,236
Total shareholders’ equity	228,248	231,444

Capital ratios at year end
Tier 1 common equity	8.60%	7.81%
Tier 1 capital	11.24	10.40
Total capital	15.77	14.66
Tier 1 leverage	7.21	6.88

(1)	Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity (ROTE) and the efficiency ratio are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, see Supplemental Financial Data beginning on page 36, and for a corresponding reconciliation to GAAP financial measures, see Table XIII.
(2)	Net income (loss), diluted earnings (loss) per common share, return on average assets, ROTE and the efficiency ratio have been calculated excluding the impact of goodwill impairment charges of $12.4 billion in 2010 and accordingly, these are non-GAAP measures. For additional information on these measures and ratios, see Supplemental Financial Data beginning on page 36, and for a corresponding reconciliation to GAAP financial measures, see Table XIII.
(3)	Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 81 and corresponding Table 33, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 41 on page 89.
(4)	Net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired (PCI) loans were 3.73 percent and 3.71 percent for 2010 and 2009.
(5)	Ratio of the allowance for loan and lease losses to net charge-offs excluding (PCI) loans was 1.04 percent and 1.00 percent for 2010 and 2009.
n/m = not meaningful

24     Bank of America 2010

2010 Economic and Business Environment
The banking environment and markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation and rulemaking from recent financial reforms. The global economy continued to recover in 2010, but growth was very uneven across countries and regions. Emerging nations, led by China, India and Brazil, expanded rapidly, while the U.S., U.K., Europe and Japan continued to grow modestly.

United States
In the U.S., the economy began to recover early in 2010, fueled by moderate growth in consumption and inventory rebuilding, but slowed in late spring, coincident with the intensification of Europe’s financial crisis. A slowdown in consumption and domestic demand growth contributed to weak employment gains and an unemployment rate that drifted close to 10 percent. Year-over-year inflation measures receded below one percent and stock market indices declined. Concerns about high unemployment and fears that the U.S. might incur deflation led the Federal Reserve to adopt a second round of quantitative easing that involved purchases of $600 billion of U.S. Treasury securities scheduled to occur through June 2011. The announcement of this policy led to lower interest rates. Bond yields rebounded in the second half of 2010 as the U.S. economy reaccelerated, driven by stronger consumer spending, rapid growth of exports and business investment in equipment and software. The strong holiday retail season provided healthy economic momentum toward year end. Despite only moderate economic growth in 2010, corporate profits rose sharply, benefiting from strong productivity gains and constraints on hiring and operating costs. Cautious business financial practices resulted in a record-breaking $1.5 trillion in free cash flows at non-financial businesses.
The housing market remained weak throughout 2010. Home sales were soft, despite lower home prices and low interest rates. There were delays in the foreclosure process on the large number of distressed mortgages and the supply of unsold homes remained high. Based on available Home Price Index (HPI) information, the mild improvement in home prices that occurred in the second half of 2009 continued into early 2010. However, housing prices renewed a downward trend in the second half of 2010, due in part to the expiration of tax incentives for home buyers.
Credit quality of bank loans to businesses and households improved significantly in 2010 and the continued economic recovery improved the environment for bank lending. Bank commercial and industrial loans to businesses increased in the last few months of 2010, following their steep recession-related declines, reflecting increasing loan demand relating to stronger production, inventory building and capital spending. Rising disposable personal income, household deleveraging and improving household finances contributed to improving consumer credit quality.

Europe
In Europe, a financial crisis emerged in mid-2010, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain that created concerns about the ability of these European Union (EU) “peripheral nations” to continue to service their debt obligations. These conditions impacted financial markets and resulted in high and volatile bond yields on the sovereign debt of many EU nations. The financial crisis and efforts by the European Commission, European Central Bank (ECB) and International Monetary Fund (IMF) to negotiate a financial support package to financially challenged EU nations unsettled global financial markets and contributed to Euro exchange rate and interest rate volatility. Economic performance of certain EU “core nations,” led by Germany, remained healthy throughout 2010, while the economies of Greece, Ireland, Italy, Portugal and Spain experienced recessionary conditions and slowing growth in response to the financial crisis and the implementation of fiscal austerity programs. Additionally, Spain and Ireland’s economies declined as a result of material deterioration in their housing sectors. Uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances continued through year end. For information on our exposure in Europe, see Non-U.S. Portfolio beginning on page 94 and Note 28 – Performance by Geographical Area to the Consolidated Financial Statements.

Asia
Asia, excluding Japan, continued to outperform all other regions in 2010 with strong growth across most countries. China and India continued to lead the region in terms of growth and China became the second largest economy in the world after the U.S., eclipsing Japan. Growth across the region became broader based with consumer demand, investment activity and exports all performing well. Asia remained well positioned to withstand global shocks because of record international reserves, current account surpluses and reduced external leverage. Many Asian nations, including China, Taiwan, South Korea, Thailand and Malaysia, are net external creditors, with China and Japan among the largest holders of U.S. Treasury bonds. Bank balance sheets have improved across most of the region and asset quality issues have remained manageable. Among the key challenges faced by the region were large capital inflows that placed appreciation pressures on most currencies against the U.S. Dollar (USD), complicating monetary policy and adding to excess liquidity pressures. Most countries in the region, including China, India, South Korea, Thailand and Indonesia, began to withdraw fiscal stimulus and tighten monetary policy with hikes in interest rates as growth gathered momentum and as food and broader price inflation pressures began to increase. Japan performed well early in the year, but the economy weakened at the end of the year due to weakening consumer demand, and appreciation of the yen that hurt export competitiveness. For information on our exposure in Asia, see Non-U.S. Portfolio beginning on page 94 and Note 28 – Performance by Geographical Area to the Consolidated Financial Statements.

Emerging Nations
In the emerging nations, inflation pressures began to mount and their central banks raised interest rates or took steps to tighten monetary policy and slow bank lending. Strong growth in emerging nations and their favorable economic outlooks attracted capital from the industrialized nations. The excess global liquidity generated by the accommodative monetary policies of the Federal Reserve, Bank of Japan and other central banks also flowed into emerging nations. These capital inflows put upward pressure on many emerging nation currencies. As a result, some emerging nations, such as Brazil, experienced strong currency appreciation. However, in other nations, that peg their currencies to the U.S. dollar, currency appreciation was muted causing inflationary pressures and rapid real estate price appreciation. Global economic momentum, along with the generally weak U.S. dollar and easing monetary policies in several industrialized nations, contributed to rising prices for industrial commodities in these emerging nations. Through year end, inflation pressures in key emerging nations continued to mount. For more information on our emerging nations exposure, see Table 48 on page 95.

Performance Overview
In 2010, we reported a net loss of $2.2 billion compared to net income of $6.3 billion in 2009. After preferred stock dividends and accretion of $1.4 billion in 2010 compared with $8.5 billion in 2009, net loss applicable to common shareholders was $3.6 billion, or $0.37 per diluted common share, compared to $2.2 billion, or $0.29 per diluted common share in 2009. Our 2010 results reflected, among other things, $12.4 billion in goodwill impairment charges, including non-cash, non-tax deductible goodwill impairment charges of

Bank of America 2010     25

$10.4 billion in Global Card Services and $2.0 billion in Home Loans & Insurance. For more information about the goodwill impairment charges in 2010, see Complex Accounting Estimates beginning on page 107 and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
Excluding the $12.4 billion of goodwill impairment charges, net income was $10.2 billion for 2010. After preferred stock dividends and accretion, net income applicable to common shareholders, excluding the goodwill impairment charges was $8.8 billion, or $0.86 per diluted common share, for 2010. Revenue, net of interest expense on a FTE basis decreased $9.6 billion or eight percent to $111.4 billion in 2010.
Net interest income on a FTE basis increased $4.3 billion to $52.7 billion for 2010 compared to 2009. The increase was due to the impact of deposit pricing and the adoption of new consolidation guidance. The increase was partially offset by lower commercial and consumer loan levels and lower rates on the core assets and trading assets and liabilities.
Noninterest income decreased $13.8 billion to $58.7 billion in 2010 compared to $72.5 billion in 2009. Contributing to the decline was lower mortgage banking income, down $6.1 billion, largely due to $6.8 billion in representations and warranties provision, and decreases in equity investment income of $4.8 billion, gains on sales of debt securities of $2.2 billion, trading account profits of $2.2 billion, service charges of $1.6 billion and insurance income of $694 million, compared to 2009. These declines were partially offset by an increase in other income of $2.4 billion and a decrease in impairment losses of $1.9 billion.
Representations and warranties expense increased $4.9 billion to $6.8 billion in 2010 compared to $1.9 billion in 2009. The increase was primarily driven by a $4.1 billion provision for representations and warranties in the fourth quarter of 2010. The fourth quarter provision includes $3.0 billion related to the impact of the agreements reached with the GSEs on December 31, 2010, pursuant to which we paid $2.8 billion to resolve repurchase claims involving certain residential mortgage loans sold directly to the GSEs by entities related to legacy Countrywide Financial Corporation (Countrywide) as well as adjustments made to the representations and warranties liability for other loans sold directly to the GSEs and not covered by these agreements. For more information about the GSE agreements, see Recent Events beginning on page 33 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
The provision for credit losses decreased $20.1 billion to $28.4 billion in 2010 compared to 2009. The provision for credit losses was $5.9 billion lower than net charge-offs in 2010, resulting in a reduction in reserves, compared with the 2009 provision for credit losses that was $14.9 billion higher than net charge-offs, reflecting reserve additions throughout the year. The reserve reduction in 2010 was due to improving portfolio trends across most of the consumer and commercial businesses, particularly the U.S. credit card, consumer lending and small business products, as well as core commercial loan portfolios.
Noninterest expense increased $16.4 billion to $83.1 billion in 2010 compared to 2009. The increase was driven by the $12.4 billion of goodwill impairment charges recognized in 2010. Excluding the goodwill impairment charges, noninterest expense increased $4.0 billion in 2010 compared to 2009, driven by a $3.6 billion increase in personnel costs reflecting the build-out of several businesses and a $1.6 billion increase in litigation expense, partially offset by lower merger and restructuring charges.
FTE basis, net income excluding the goodwill impairment charges, noninterest expense excluding goodwill impairment charges and net income applicable to common shareholders excluding the goodwill impairment charges are non-GAAP measures. For corresponding reconciliations to GAAP financial measures, see Table XIII.

Segment Results
Effective January 1, 2010, management realigned the former Global Banking and Global Markets business segments into Global Commercial Banking and GBAM. Prior year amounts have been reclassified to conform to the current period presentation. These changes did not have an impact on the previously reported consolidated results of the Corporation. For additional information related to the business segments, see Note 26 – Business Segment Information to the Consolidated Financial Statements.

Table 2 Business Segment Results

	Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2010	2009	2010	2009
Deposits	$13,181	$13,890	$1,352	$2,576
Global Card Services (2)	25,621	29,046	(6,603)	(5,261)
Home Loans & Insurance	10,647	16,903	(8,921)	(3,851)
Global Commercial Banking	10,903	11,141	3,181	(290)
Global Banking & Markets	28,498	32,623	6,319	10,058
Global Wealth & Investment Management	16,671	16,137	1,347	1,716
All Other (2)	5,869	1,204	1,087	1,328

Total FTE basis	111,390	120,944	(2,238)	6,276
FTE adjustment	(1,170)	(1,301)	–	–

Total Consolidated	$110,220	$119,643	$(2,238)	$6,276

(1)	Total revenue is net of interest expense and is on a FTE basis which is a non-GAAP measure. For more information on this measure, see Supplemental Financial Data beginning on page 36, and for a corresponding reconciliation to a GAAP financial measure, see Table XIII.
(2)	In 2010, Global Card Services and All Other are presented in accordance with new consolidation guidance. Accordingly, current year Global Card Services results are comparable to prior year results which are presented on a managed basis. For more information on the reconciliation of Global Card Services and All Other, see Note 26 – Business Segment Information to the Consolidated Financial Statements.

Deposits net income decreased from the prior year due to a decline in revenue and higher noninterest expense. Net interest income increased as a result of a customer shift to more liquid products and continued pricing discipline, partially offset by a lower net interest income allocation related to asset and liability management (ALM) activities. The noninterest income decline was driven by the impact of Regulation E, which was effective in the third quarter of 2010 and our overdraft policy changes implemented in late 2009. Noninterest expense increased as a higher proportion of banking center sales and service costs was aligned to Deposits from the other segments, and increased litigation expenses. The increase was partially offset by the absence of a special Federal Deposit Insurance Corporation (FDIC) assessment in 2009.
Global Card Services net loss increased compared to the prior year due primarily to a $10.4 billion goodwill impairment charge. Revenue decreased compared to the prior year driven by lower average loans, reduced interest and fee income primarily resulting from the implementation of the CARD Act and the impact of recording a reserve related to future payment protection

26     Bank of America 2010

insurance claims in the U.K. that have not yet been asserted. Provision for credit losses improved due to lower delinquencies and bankruptcies as a result of the improved economic environment, which resulted in reserve reductions in 2010 compared to reserve increases in the prior year. Noninterest expense increased primarily due to the goodwill impairment charge.
Home Loans & Insurance net loss increased in 2010 compared to the prior year primarily due to an increase in representations and warranties provision and a $2.0 billion goodwill impairment charge, partially offset by a decline in provision for credit losses driven by improving portfolio trends. Mortgage banking income declined driven by increased representations and warranties provision and lower production volume reflecting a drop in the overall size of the mortgage market. Noninterest expense increased primarily due to the goodwill impairment charge, higher litigation expense and an increase in default-related servicing expense, partially offset by lower production expense and insurance losses.
Global Commercial Banking net income increased due to lower credit costs. Revenue was negatively impacted by additional costs related to our agreement to purchase certain retail automotive loans. Net interest income increased due to a growth in average deposits, partially offset by a lower net interest income allocation related to ALM activities. Credit pricing discipline offset the impact of the decline in average loan balances. The provision for credit losses decreased driven by improvements from stabilizing values in the commercial real estate portfolio.
GBAM net income decreased driven by the absence of the gain in the prior year related to the contribution of our merchant processing business to a joint venture. Additionally, the decrease was driven by lower sales and trading revenue due to more favorable market conditions in the prior year, partially offset by credit valuation gains on derivative liabilities and gains on legacy assets compared to losses in the prior year. Provision for credit losses declined driven by lower net charge-offs and reserve levels, as well as a reduction in reservable criticized balances. Noninterest expense increased driven by higher compensation costs as a result of the recognition of expense on a proportionately larger amount of prior year incentive deferrals and investments in infrastructure and personnel associated with further development of the business. Income tax expense was adversely affected by a charge related to the U.K. tax rate reduction impacting the carrying value of deferred tax assets.
GWIM net income decreased driven by higher noninterest expense and the tax-related effect of the sale of the Columbia Management long-term asset management business partially offset by higher noninterest income and lower credit costs. Revenue increased driven by higher asset management fees and transactional revenue. Provision for credit losses decreased driven by stabilization of the portfolios and the recognition of a single large commercial charge-off in 2009. Noninterest expense increased due primarily to higher revenue-related expenses, support costs and personnel costs associated with further investment in the business.
All Other net income decreased compared to the prior year driven primarily by decreases in net interest income and noninterest income, partially offset by a lower provision for credit losses. Revenue decreased due primarily to lower equity investment gains as the prior year included a gain resulting from the sale of a portion of our investment in China Construction Bank (CCB) combined with reduced gains on the sale of debt securities. The decrease in the provision for credit losses was due to improving portfolio trends in the residential mortgage portfolio.

Bank of America 2010     27

Financial Highlights

Net Interest Income
Net interest income on a FTE basis increased $4.3 billion to $52.7 billion for 2010 compared to 2009. The increase was due to the impact of deposit pricing and the adoption of new consolidation guidance which contributed $10.5 billion to net interest income in 2010. The increase was partially offset by lower commercial and consumer loan levels, the sale of First Republic in 2010 and lower rates on the core assets and trading assets and liabilities, including derivatives exposure. The net interest yield on a FTE basis increased 13 basis points (bps) to 2.78 percent for 2010 compared to 2009 due to these same factors.

Noninterest Income

Table 3 Noninterest Income

(Dollars in millions)	2010	2009
Card income	$8,108	$8,353
Service charges	9,390	11,038
Investment and brokerage services	11,622	11,919
Investment banking income	5,520	5,551
Equity investment income	5,260	10,014
Trading account profits	10,054	12,235
Mortgage banking income	2,734	8,791
Insurance income	2,066	2,760
Gains on sales of debt securities	2,526	4,723
Other income (loss)	2,384	(14)
Net impairment losses recognized in earnings on available-for-sale debt securities	(967)	(2,836)

Total noninterest income	$58,697	$72,534

Noninterest income decreased $13.8 billion to $58.7 billion for 2010 compared to 2009. The following items highlight the significant changes.

•	Card income decreased $245 million due to the implementation of the CARD Act partially offset by the impact of the new consolidation guidance and higher interchange income.
•	Service charges decreased $1.6 billion largely due to the impact of Regulation E, which became effective in the third quarter of 2010 and the impact of our overdraft policy changes implemented in late 2009.
•	Equity investment income decreased by $4.8 billion, as net gains on the sales of certain strategic investments during 2010, including Itaú Unibanco, MasterCard, Santander and a portion of our investment in BlackRock, Inc. (BlackRock) were less than gains in 2009 that included a $7.3 billion gain related to the sale of a portion of our investment in CCB and the $1.1 billion gain related to our BlackRock investment.
•	Trading account profits decreased $2.2 billion due to more favorable market conditions in the prior year and investor concerns regarding sovereign debt fears and regulatory uncertainty. Net credit valuation gains on derivative liabilities of $262 million for 2010 compared to losses of $662 million for 2009.
•	Mortgage banking income decreased $6.1 billion due to an increase of $4.9 billion in representations and warranties provision and lower volume and margins.
•	Insurance income decreased $694 million due to a liability recorded for future claims related to payment protection insurance (PPI) sold in the U.K.
•	Gains on sales of debt securities decreased $2.2 billion driven by a lower volume of sales of debt securities. The decrease also included the impact of losses in 2010 related to portfolio restructuring activities.
•	Other income (loss) improved by $2.4 billion. The prior year included a net negative fair value adjustment of $4.9 billion on structured liabilities compared to a net positive adjustment of $18 million in 2010, and the prior year also included a $3.8 billion gain on the contribution of our merchant processing business to a joint venture. Legacy asset write-downs included in other income (loss) were $1.7 billion in 2009 compared to net gains of $256 million in 2010.
•	Impairment losses recognized in earnings on available-for-sale (AFS) debt securities decreased $1.9 billion reflecting lower impairment write-downs on non-agency residential mortgage-backed securities (RMBS) and collateralized debt obligations (CDOs).

Provision for Credit Losses
The provision for credit losses decreased $20.1 billion to $28.4 billion in 2010 compared to 2009. The provision for credit losses was $5.9 billion lower than net charge-offs for 2010, resulting in a reduction in reserves primarily due to improving portfolio trends throughout the year across the consumer and commercial businesses.
The provision for credit losses related to our consumer portfolio decreased $11.4 billion to $25.4 billion for 2010 compared to 2009. The provision for credit losses related to our commercial portfolio including the provision for unfunded lending commitments decreased $8.7 billion to $3.0 billion for 2010 compared to 2009.
Net charge-offs totaled $34.3 billion, or 3.60 percent of average loans and leases for 2010 compared with $33.7 billion, or 3.58 percent for 2009. For more information on the provision for credit losses, see Provision for Credit Losses on page 96.

Noninterest Expense

Table 4 Noninterest Expense

(Dollars in millions)	2010	2009
Personnel	$35,149	$31,528
Occupancy	4,716	4,906
Equipment	2,452	2,455
Marketing	1,963	1,933
Professional fees	2,695	2,281
Amortization of intangibles	1,731	1,978
Data processing	2,544	2,500
Telecommunications	1,416	1,420
Other general operating	16,222	14,991
Goodwill impairment	12,400	–
Merger and restructuring charges	1,820	2,721

Total noninterest expense	$83,108	$66,713

Excluding the goodwill impairment charges of $12.4 billion, noninterest expense increased $4.0 billion for 2010 compared to 2009. The increase was driven by a $3.6 billion increase in personnel costs reflecting the build out of several businesses, the recognition of expense on proportionally larger prior year incentive deferrals and the U.K. payroll tax on certain year-end incentive payments, as well as a $1.6 billion increase in litigation costs. These increases were partially offset by a $901 million decline in pre-tax merger and restructuring charges compared to the prior year. The prior year included a special FDIC assessment of $724 million.

Income Tax Expense
Income tax expense was $915 million for 2010 compared to a benefit of $1.9 billion for 2009. The effective tax rate for 2010 was not meaningful due to the impact of non-deductible goodwill impairment charges of $12.4 billion.
The effective tax rate for 2010 excluding goodwill impairment charges from pre-tax income was 8.3 percent compared to (44.0) percent for 2009, primarily driven by an increase in pre-tax income excluding the non-deductible goodwill impairment charges. Also impacting the 2010 effective tax rate was a

28     Bank of America 2010

$392 million charge from a U.K. law change referred to below and a $1.7 billion tax benefit from the release of a portion of the deferred tax asset valuation allowance related to acquired capital loss carryforward tax benefits compared to $650 million in 2009. For more information, see Note 21 — Income Taxes to the Consolidated Financial Statements.
During 2010, the U.K. government enacted a tax law change reducing the corporate income tax rate by one percent effective for the 2011 U.K. tax financial year beginning on April 1, 2011. This reduction favorably affects income tax expense on future U.K. earnings, but also required us to re-measure our U.K. net deferred tax assets using the lower tax rate. The U.K. corporate tax rate reduction resulted in an income tax charge of $392 million in 2010. If future rate reductions were to be enacted as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a similar charge to income tax expense for each one percent reduction in the rate would result during each period of enactment. For more information, see Regulatory Matters beginning on page 56.

Balance Sheet Overview

Table 5 Selected Balance Sheet Data

	December 31		Average Balance
(Dollars in millions)	2010	2009	2010	2009
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$209,616	$189,933	$256,943	$235,764
Trading account assets	194,671	182,206	213,745	217,048
Debt securities	338,054	311,441	323,946	271,048
Loans and leases	940,440	900,128	958,331	948,805
Allowance for loan and lease losses	(41,885)	(37,200)	(45,619)	(33,315)
All other assets	624,013	683,724	732,256	803,718

Total assets	$2,264,909	$2,230,232	$2,439,602	$2,443,068

Liabilities
Deposits	$1,010,430	$991,611	$988,586	$980,966
Federal funds purchased and securities loaned or sold under agreements to repurchase	245,359	255,185	353,653	369,863
Trading account liabilities	71,985	65,432	91,669	72,207
Commercial paper and other short-term borrowings	59,962	69,524	76,676	118,781
Long-term debt	448,431	438,521	490,497	446,634
All other liabilities	200,494	178,515	205,290	209,972

Total liabilities	2,036,661	1,998,788	2,206,371	2,198,423
Shareholders’ equity	228,248	231,444	233,231	244,645

Total liabilities and shareholders’ equity	$2,264,909	$2,230,232	$2,439,602	$2,443,068

At December 31, 2010, total assets were $2.3 trillion, an increase of $34.7 billion, or two percent, from December 31, 2009. Average total assets in 2010 decreased $3.5 billion from 2009. At December 31, 2010, total liabilities were $2.0 trillion, an increase of $37.9 billion, or two percent, from December 31, 2009. Average total liabilities for 2010 increased $7.9 billion from 2009.
Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management functions, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and for our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these functions requires the use of balance sheet and capital-related limits including spot, average and risk-weighted asset limits, particularly in our trading businesses. One of our key metrics, Tier 1 leverage ratio, is calculated based on adjusted quarterly average total assets.

Impact of Adopting New Consolidation Guidance
On January 1, 2010, the Corporation adopted new consolidation guidance resulting in the consolidation of certain former qualifying special purpose entities and VIEs that were not recorded on the Corporation’s Consolidated Balance Sheet prior to that date. The adoption of this new consolidation guidance resulted in a net incremental increase in assets of $100.4 billion, including $69.7 billion resulting from consolidation of credit card trusts and $30.7 billion from consolidation of other special purpose entities including multi-seller conduits, and a net increase of $106.7 billion in total liabilities, including $84.4 billion of long-term debt. These amounts are net of retained interests in securitizations held on the Consolidated Balance Sheet at December 31, 2009 and a $10.8 billion increase in the allowance for loan and lease losses, the majority of which relates to credit card receivables. The Corporation recorded a $6.2 billion charge, net-of-tax, to retained earnings on January 1, 2010 for the cumulative effect of the adoption of this new consolidation guidance due primarily to the increase in the allowance for loan and lease losses, and a $116 million charge to accumulated other comprehensive income (OCI). The initial recording of these assets, related allowance for loan and lease losses and liabilities on the Corporation’s Consolidated Balance Sheet had no impact at the date of adoption on consolidated results of operations. For additional detail on the impact of adopting this new consolidation guidance, refer to Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.

Bank of America 2010     29

Assets

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed and securities purchased under agreements to resell are utilized to accommodate customer transactions, earn interest rate spreads and obtain securities for settlement. Year-end federal funds sold and securities borrowed or purchased under agreements to resell increased $19.7 billion and average amounts increased $21.2 billion in 2010 compared to 2009, attributable primarily to a favorable rate environment and increased customer activity.

Trading Account Assets
Trading account assets consist primarily of fixed-income securities (including government and corporate debt), and equity and convertible instruments. Year-end trading account assets increased $12.5 billion in 2010 compared to 2009 primarily due to the adoption of new consolidation guidance as well as the consolidation of a VIE late in 2010. Average trading account assets decreased slightly in 2010 as compared to 2009.

Debt Securities
Debt securities include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, foreign bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create more economically attractive returns on these investments. Year-end and average balances of debt securities increased $26.6 billion and $52.9 billion in 2010 compared to 2009 due to agency MBS purchases. For additional information on AFS debt securities, see Market Risk Management – Securities beginning on page 103 and Note 5 – Securities to the Consolidated Financial Statements.

Loans and Leases
Year-end and average loans and leases increased $40.3 billion to $940.4 billion and $9.5 billion to $958.3 billion in 2010 compared to 2009. The increase was primarily due to the impact of adopting new consolidation guidance partially offset by continued deleveraging by consumers, tighter underwriting and the elevated levels of liquidity of commercial clients. For a more detailed discussion of the loan portfolio, see Credit Risk Management beginning on page 71 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Allowance for Loan and Lease Losses
Year-end and average allowance for loan lease losses increased $4.7 billion and $12.3 billion in 2010 compared to 2009 primarily due to the $10.8 billion of reserves recorded on January 1, 2010 in connection with the adoption of new consolidation guidance and reserve additions in the PCI portfolio throughout 2010. These were partially offset by reserve reductions during 2010 due to the impacts of the improving economy. For a more detailed discussion of the Allowance for Loan and Lease Losses, see Allowance for Loan and Lease Losses beginning on page 97.

All Other Assets
Year-end and average other assets decreased $59.7 billion and $71.5 billion in 2010 compared to 2009 driven primarily by the sale of strategic investments and goodwill impairment charges.

Liabilities

Deposits
Year-end and average deposits increased $18.8 billion to $1.0 trillion and $7.6 billion to $988.6 billion in 2010 compared to 2009. The increase was attributable to growth in our noninterest-bearing deposits, NOW and money market accounts primarily driven by affluent, and commercial and corporate clients, partially offset by a decrease in time deposits as a result of customer shift to more liquid products.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned and securities sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Year-end and average federal funds purchased and securities loaned or sold under agreements to repurchase decreased $9.8 billion and $16.2 billion in 2010 compared to 2009 primarily due to lower funding requirements.

Trading Account Liabilities
Trading account liabilities consist primarily of short positions in fixed-income securities (including government and corporate debt), equity and convertible instruments. Year-end and average trading account liabilities increased $6.5 billion and $19.5 billion in 2010 compared to 2009 due to trading activity in fixed-income securities.

Commercial Paper and Other Short-term Borrowings
Commercial paper and other short-term borrowings provide a funding source to supplement deposits in our ALM strategy. Year-end and average commercial paper and other short-term borrowings decreased $9.6 billion to $60.0 billion and decreased $42.1 billion to $76.7 billion in 2010 compared to 2009 as a result of our strengthened liquidity position.

Long-term Debt
Year-end and average long-term debt increased by $9.9 billion to $448.4 billion and $43.9 billion to $490.5 billion in 2010 compared to 2009. The increases were attributable to the $84.4 billion impact of new consolidation guidance as discussed on page 29 offset by maturities outpacing new issuances and the Corporation’s strategy to reduce our long-term debt. For additional information on long-term debt, see Note 13 – Long-term Debt to the Consolidated Financial Statements.

All Other Liabilities
Year-end all other liabilities increased $22.0 billion in 2010 compared to 2009 driven primarily by adoption of new consolidation guidance.

Shareholders’ Equity
Year-end and average shareholders’ equity decreased $3.2 billion and $11.4 billion in 2010 compared to 2009. The decrease was driven primarily by the goodwill impairment charges of $12.4 billion and the impact of adopting new consolidation guidance as we recorded a $6.2 billion charge to retained earnings for newly consolidated loans partially offset by changes in accumulated OCI.

30     Bank of America 2010

Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the AFS securities portfolio and other short-term investments. In addition, our financing activities reflect cash flows related to raising customer deposits and issuing long-term debt as well as preferred and common stock.
Cash and cash equivalents decreased $12.9 billion during 2010 due to repayment and maturities of certain long-term debt and net purchases of AFS securities partially offset by deposit growth. Cash and cash equivalents increased $88.5 billion during 2009 which reflected our strengthened liquidity. The following discussion outlines the significant activities that impacted our cash flows during 2010 and 2009.
During 2010, net cash provided by operating activities was $82.6 billion compared to $129.7 billion in 2009. The more significant adjustments to net income (loss) to arrive at cash provided by operating activities included the decreases in the provision for credit losses, decreases in trading and derivative assets, and in 2010, the goodwill impairment charges.
During 2010, net cash of $30.3 billion was used in investing activities primarily for net purchases of AFS debt securities. During 2009, net cash provided by investing activities was $157.9 billion, in part, from net sales, pay downs and maturities of AFS securities associated with our management of interest rate risk, and net cash received from the acquisition of Merrill Lynch.
During 2010, the net cash used in financing activities of $65.4 billion primarily reflected the net decreases in long-term debt as maturities outpaced new issuances. During 2009, net cash used in financing activities was $199.6 billion reflecting the declines in commercial paper and other short-term borrowings due, in part to lower Federal Home Loan Bank (FHLB) balances as a result of our strong liquidity position and a decrease in long-term debt as maturities outpaced new issuances.

Bank of America 2010     31

Table 6 Five Year Summary of Selected Financial Data

(Dollars in millions, except per share information)	2010	2009	2008	2007	2006
Income statement
Net interest income	$51,523	$47,109	$45,360	$34,441	$34,594
Noninterest income	58,697	72,534	27,422	32,392	38,182
Total revenue, net of interest expense	110,220	119,643	72,782	66,833	72,776
Provision for credit losses	28,435	48,570	26,825	8,385	5,010
Goodwill impairment	12,400	–	–	–	–
Merger and restructuring charges	1,820	2,721	935	410	805
All other noninterest expense (1)	68,888	63,992	40,594	37,114	34,988
Income (loss) before income taxes	(1,323)	4,360	4,428	20,924	31,973
Income tax expense (benefit)	915	(1,916)	420	5,942	10,840
Net income (loss)	(2,238)	6,276	4,008	14,982	21,133
Net income (loss) applicable to common shareholders	(3,595)	(2,204)	2,556	14,800	21,111
Average common shares issued and outstanding (in thousands)	9,790,472	7,728,570	4,592,085	4,423,579	4,526,637
Average diluted common shares issued and outstanding (in thousands)	9,790,472	7,728,570	4,596,428	4,463,213	4,580,558

Performance ratios
Return on average assets	n/m	0.26%	0.22%	0.94%	1.44%
Return on average common shareholders’ equity	n/m	n/m	1.80	11.08	16.27
Return on average tangible common shareholders’ equity (2)	n/m	n/m	4.72	26.19	38.23
Return on average tangible shareholders’ equity (2)	n/m	4.18	5.19	25.13	37.80
Total ending equity to total ending assets	10.08%	10.38	9.74	8.56	9.27
Total average equity to total average assets	9.56	10.01	8.94	8.53	8.90
Dividend payout	n/m	n/m	n/m	72.26	45.66

Per common share data
Earnings (loss)	$(0.37)	$(0.29)	$0.54	$3.32	$4.63
Diluted earnings (loss)	(0.37)	(0.29)	0.54	3.29	4.58
Dividends paid	0.04	0.04	2.24	2.40	2.12
Book value	20.99	21.48	27.77	32.09	29.70
Tangible book value (2)	12.98	11.94	10.11	12.71	13.26

Market price per share of common stock
Closing	$13.34	$15.06	$14.08	$41.26	$53.39
High closing	19.48	18.59	45.03	54.05	54.90
Low closing	10.95	3.14	11.25	41.10	43.09

Market capitalization	$134,536	$130,273	$70,645	$183,107	$238,021

Average balance sheet
Total loans and leases	$958,331	$948,805	$910,871	$776,154	$652,417
Total assets	2,439,602	2,443,068	1,843,985	1,602,073	1,466,681
Total deposits	988,586	980,966	831,157	717,182	672,995
Long-term debt	490,497	446,634	231,235	169,855	130,124
Common shareholders’ equity	212,681	182,288	141,638	133,555	129,773
Total shareholders’ equity	233,231	244,645	164,831	136,662	130,463

Asset quality (3)
Allowance for credit losses (4)	$43,073	$38,687	$23,492	$12,106	$9,413
Nonperforming loans, leases and foreclosed properties (5)	32,664	35,747	18,212	5,948	1,856
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	4.47%	4.16%	2.49%	1.33%	1.28%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5, 6)	136	111	141	207	505
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the purchased credit-impaired loan portfolio (5, 6)	116	99	136	n/a	n/a
Net charge-offs	$34,334	$33,688	$16,231	$6,480	$4,539
Net charge-offs as a percentage of average loans and leases outstanding (5)	3.60%	3.58%	1.79%	0.84%	0.70%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	3.27	3.75	1.77	0.64	0.25
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5)	3.48	3.98	1.96	0.68	0.26
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.22	1.10	1.42	1.79	1.99

Capital ratios (year end)
Risk-based capital:
Tier 1 common	8.60%	7.81%	4.80%	4.93%	6.82%
Tier 1	11.24	10.40	9.15	6.87	8.64
Total	15.77	14.66	13.00	11.02	11.88
Tier 1 leverage	7.21	6.88	6.44	5.04	6.36
Tangible equity (2)	6.75	6.40	5.11	3.73	4.47
Tangible common equity (2)	5.99	5.56	2.93	3.46	4.27

(1)	Excludes merger and restructuring charges and goodwill impairment charges.
(2)	Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios, see Supplemental Financial Data beginning on page 36 and for corresponding reconciliations to GAAP financial measures, see Table XIII.
(3)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 72 and Commercial Portfolio Credit Risk Management beginning on page 83.
(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)	Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 81 and corresponding Table 33 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 41 on page 89.
(6)	Allowance for loan and lease losses includes $22.9 billion, $17.7 billion, $11.7 billion, $6.5 billion and $5.4 billion allocated to products that are excluded from nonperforming loans, leases and foreclosed properties at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
n/m = not meaningful
n/a = not applicable

32     Bank of America 2010

Recent Events

Representations and Warranties Liability
On December 31, 2010, we reached agreements with Freddie Mac (FHLMC) and Fannie Mae (FNMA), collectively the GSEs, where the Corporation paid $2.8 billion to resolve repurchase claims involving first-lien residential mortgage loans sold directly to the GSEs by entities related to legacy Countrywide (Countrywide). The agreement with FHLMC extinguishes all outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FHLMC through 2008, subject to certain exceptions we do not believe will be material. The agreement with FNMA substantially resolves the existing pipeline of repurchase and make-whole claims outstanding as of September 20, 2010 arising out of alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FNMA. These agreements with the GSEs do not cover outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties to legacy Bank of America first-lien residential mortgage loans sold directly to the GSEs or other loans sold directly to the GSEs other than described above, loan servicing obligations, other contractual obligations or loans contained in private-label securitizations.
As a result of these agreements and associated adjustments made to the representations and warranties liability for other loans sold directly to the GSEs and not covered by the agreements, the Corporation recorded a provision of $3.0 billion during the fourth quarter of 2010. We believe that our remaining exposure to representations and warranties for first-lien residential mortgage loans sold directly to the GSEs has been accounted for as a result of these agreements and the associated adjustments to our recorded liability for representations and warranties for first-lien residential mortgage for loans sold directly to the GSEs and not covered by the agreements as discussed above. We believe our predictive repurchase models, utilizing our historical repurchase experience with the GSEs while considering current developments, including the recent agreements, projections of future defaults as well as certain assumptions regarding economic conditions, home prices and other matters, allows us to reasonably estimate the liability for obligations under representations and warranties on loans sold to the GSEs. However, future provisions for representations and warranties liability to the GSEs may be affected if actual experience is different from our historical experience with the GSEs or our projections of future defaults, and assumptions regarding economic conditions, home prices and other matters, that are incorporated in the provision calculation.
Although our experience with non-GSE claims remains limited, we expect additional activity in this area going forward and that the volume of repurchase claims from monolines, whole-loan investors and investors in private-label securitizations could increase in the future. It is reasonably possible that future losses may occur, and our estimate is that the upper range of possible loss related to non-GSE sales could be $7 billion to $10 billion over existing accruals. This estimate does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions that are subject to change. A significant portion of this estimate relates to loans originated through legacy Countrywide, and the repurchase liability is generally limited to the original seller of the loan. Future provisions and possible loss or range of loss may be impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters and may vary by counterparty. The resolution of the repurchase claims process with the non-GSE counterparties will likely be a protracted process, and we will vigorously contest any request for repurchase if we conclude that a valid basis for the repurchase claim does not exist. For additional information about representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Representations and Warranties beginning on page 52.

Goodwill
In 2010, we recorded a $10.4 billion goodwill impairment charge in Global Card Services and a $2.0 billion goodwill impairment charge in Home Loans & Insurance. These goodwill impairment charges are non-cash, non-tax deductible and have no impact on our reported Tier 1 and tangible equity ratios. Our consumer and small business card products, including the debit card business, are part of an integrated platform within Global Card Services. Based on the provisions of the Financial Reform Act which limit the interchange fees that may be charged with respect to electronic debit interchange, we estimate a revenue loss, beginning in the third quarter of 2011, of approximately $2.0 billion annually based on current volumes and assuming limited mitigation within this segment. Accordingly, we performed a goodwill impairment analysis during the three months ended September 30, 2010. This analysis indicated that the implied fair value of the goodwill in Global Card Services was less than the carrying value, and accordingly, we recorded a $10.4 billion charge to reduce the carrying value to fair value.
During the three months ended December 31, 2010, we performed a goodwill impairment analysis for Home Loans & Insurance as it was likely that there had been a decline in its fair value as a result of increased uncertainties, including existing and potential litigation exposure and other related risks, higher servicing costs including loss mitigation efforts, foreclosure related issues and the redeployment of centralized sales resources to address servicing needs. This analysis indicated that the implied fair value of the goodwill in Home Loans & Insurance was less than the carrying value, and accordingly, we recorded a $2 billion charge to reduce the carrying value of goodwill in Home Loans & Insurance.
For additional information on the goodwill impairment charges, see Complex Accounting Estimates — Goodwill and Intangible Assets beginning on page 110 and Note 10 — Goodwill and Intangible Assets to the Consolidated Financial Statements.

Review of Foreclosure Processes
On October 1, 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding (judicial states). On October 8, 2010, we stopped foreclosure sales in all states in order to complete an assessment of the related business processes. These actions generally did not affect the initiation and processing of foreclosures prior to judgment, or sale of vacant real estate owned properties. We took these precautionary steps in order to ensure our processes for handling foreclosures include the appropriate controls and quality assurance. Our review has involved an assessment of the foreclosure process, including a review of completed foreclosure affidavits in pending proceedings.
As a result of that review, we identified and implemented process and control enhancements, and we intend to monitor ongoing quality results of each process. The process and control enhancements implemented as a result of our review are intended to strengthen the controls related to preparation, execution and notarization of affidavits in judicial states and strengthen our oversight of lawyers in the attorney network who conduct foreclosure proceedings on our behalf, both in judicial states and in states where foreclosures are handled without judicial supervision (non-judicial states). This oversight includes a periodic review of a sample of foreclosure files maintained by these attorneys, and on-site reviews of law firms in the attorney network. In addition, our process and control enhancements for both judicial and non-judicial states include strengthening the controls related to the preparation and execution of other foreclosure loan documentation, including notices of default and pre-foreclosure loss mitigation affidavits, as well as enhanced associate training. After these enhancements were put in place, we resumed foreclosure sales in most non-judicial states during the fourth quarter of 2010, and expect sales to resume in the remaining non-judicial states in the

Bank of America 2010     33

first quarter of 2011. We also commenced a rolling process of preparing, as necessary, affidavits of indebtedness in pending foreclosure proceedings in order to resume the process of taking these foreclosure proceedings to judgment in judicial states, beginning with properties believed to be vacant, and with properties for which the mortgage was originated on a non-owner-occupied basis. The process of preparing affidavits in pending proceedings is expected to continue in the first quarter of 2011, and could result in prolonged adversary proceedings that delay certain foreclosure sales.
Law enforcement authorities in all 50 states and the U.S. Department of Justice (DOJ) and other federal agencies, including certain bank supervisory authorities, continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include mortgage loan modification and loss mitigation practices. The Corporation is cooperating with these investigations and is dedicating significant resources to address these issues. The current environment of heightened regulatory scrutiny has the potential to subject the Corporation to inquiries or investigations that could significantly adversely affect its reputation. Such investigations by state and federal authorities, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, and result in significant legal costs in responding to governmental investigations and additional litigation.
While we cannot predict the ultimate impact of the temporary delay in foreclosure sales, or any issues that may arise as a result of alleged irregularities with respect to previously completed foreclosure activities, we may be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. Our costs increased in the fourth quarter of 2010 and we expect that additional costs incurred in connection with our foreclosure process assessment will continue into 2011 due to the additional resources necessary to perform the foreclosure process assessment, to revise affidavit filings and to implement other operational changes. This will likely result in higher noninterest expense, including higher servicing costs and legal expenses, in Home Loans & Insurance. It is also possible that the temporary suspension in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. In addition, required process changes could increase our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may increase temporarily, which may result in an increase in nonperforming loans and servicing advances and may impact the collectability of such advances and the value of our mortgage servicing rights (MSR) asset, MBS and real estate owned properties. An increase in the time to complete foreclosure sales also may inflate the amount of highly delinquent loans in the Corporation’s mortgage statistics, result in increasing levels of consumer nonperforming loans, and could have a dampening effect on net interest margin as nonperforming assets increase. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our continued process enhancements and any issues that may arise out of alleged irregularities in our foreclosure process could increase the costs associated with our mortgage operations.
Loan sales have not been materially impacted by the temporary delay in foreclosure sales or the review of our foreclosure process. However, delays in foreclosure sales could negatively impact the valuation of our real estate owned properties and MBS that are serviced by us. With respect to agency MBS, while there would be no credit impairment to security holders due to the guarantee provided by the agencies, the valuation of certain MBS could be negatively affected under certain scenarios due to changes in the timing of cash flows. The impact on agency MBS depends on, among other factors, how long the underlying loans are affected by foreclosure delays and would vary among securities. With respect to non-agency MBS, under certain scenarios the timing and amount of cash flows could be negatively affected. The ultimate impact on the non-agency MBS depends on the same factors that impact agency MBS, as well as the level of credit enhancement, including subordination. In addition, as a result of our foreclosure process assessment and related control enhancements that we have implemented, there may continue to be delays in foreclosure sales, including a continued backlog of foreclosure proceedings, and evictions from real estate owned properties.

Certain Servicing-related Issues
The Corporation and its legacy companies have securitized, and continue to securitize, a significant portion of the residential mortgage loans that we have originated or acquired. The Corporation services a large portion of the loans it or its subsidiaries have securitized and also services loans on behalf of third-party securitization vehicles. In addition to identifying specific servicing criteria, pooling and servicing arrangements entered into in connection with a securitization or whole loan sale typically impose standards of care on the servicer, with respect to its activities, that may include the obligation to adhere to the accepted servicing practices of prudent mortgage lenders and/or to exercise the degree of care and skill that the servicer employs when servicing loans for its own account. Many non-agency residential mortgage-backed securitizations and whole loan servicing agreements also require the servicer to indemnify the trustee or other investor for or against failures by the servicer to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer’s duties.
Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically has the right to demand that the servicer repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans even if the servicer was not the seller. The GSEs also reserve the contractual right to demand indemnification or loan repurchase for certain servicing breaches although we believe that repurchase or indemnification demands solely for servicing breaches are rare. In addition, our agreements with the GSEs and their first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary. In the fourth quarter of 2010, we recorded an expense of $230 million for compensatory fees that we expect to be assessed by the GSEs as a result of foreclosure delays.
With regard to alleged irregularities in foreclosure process-related activities, a servicer may incur costs or losses if the servicer elects or is required to re-execute or re-file documents or take other action in its capacity as a servicer in connection with pending or completed foreclosures. The servicer also may incur costs or losses if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, the servicer may have liability to a title insurer of the property sold in foreclosure. These costs and liabilities may not be reimbursable to the servicer. A servicer may also incur costs or losses associated with private-label securitizations or other loan investors relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosures.
The servicer may be subject to deductions by insurers for mortgage insurance or guarantee benefits relating to delays or alleged deficiencies. Additionally, if the servicer commits a material breach of its servicing obligations that is not cured within specified timeframes, including those related to default servicing and foreclosure, it could be terminated as servicer under servicing agreements under certain circumstances. Any of these actions may harm the servicer’s reputation, increase its servicing costs or otherwise adversely affect its financial condition and results of operations.

34     Bank of America 2010

Mortgage notes, assignments or other documents are often required to be maintained and are often necessary to enforce mortgage loans. We have processes in place to satisfy document delivery and maintenance requirements in accordance with securitization transaction standards. Additionally, there has been significant public commentary regarding the common industry practice of recording mortgages in the name of Mortgage Electronic Registration Systems, Inc. (MERS), as nominee on behalf of the note holder, and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. We believe that the process for mortgage loan transfers into securitization trusts is based on a well-established body of law that establishes ownership of mortgage loans by the securitization trusts and we believe that we have substantially executed this process. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors or securitization trusts. Although the GSEs do not require the use of MERS, the GSEs permit standard forms of mortgages and deeds of trust that use MERS and we believe that loans that employ these forms are considered to be properly documented for the GSEs’ purposes. We believe that the use of MERS is a widespread practice in the industry. Certain legal challenges have been made to the process for transferring mortgage loans to securitization trusts asserting that having a mortgagee of record that is different than the holder of the mortgage note could “break the chain of title” and cloud the ownership of the loan. Under the Uniform Commercial Code, a securitization trust or other investor should have good title to a mortgage loan if, among other means, either the note is endorsed in blank or to the named transferee and delivered to the holder or its designee, which may be a document custodian. In order to foreclose on a mortgage loan, in certain cases it may be necessary or prudent for an assignment of the mortgage to be made to the holder of the note, which in the case of a mortgage held in the name of MERS as nominee would need to be completed by MERS. As such, our practice is to obtain assignments of mortgages from MERS prior to instituting foreclosure. If certain required documents are missing or defective, or if the use of MERS is found not to be effective, we could be obligated to cure certain defects or in some circumstances otherwise be subject to additional costs and expenses, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Private-label Residential Mortgage-backed Securities Matters
On October 18, 2010, Countrywide Home Loans Servicing, LP (which changed its name to BAC Home Loans Servicing, LP), a wholly-owned subsidiary of the Corporation, received a letter, in its capacity as servicer under certain pooling and servicing agreements for 115 private-label residential MBS securitizations (subsequently increased to 225 securitizations) from investors purportedly owning interests in RMBS issued in the securitizations. The letter asserted breaches of certain loan servicing obligations, including an alleged failure to provide notice to the trustee and other parties to the pooling and servicing agreements of breaches of representations and warranties with respect to mortgage loans included in the securitization transactions. On November 4, 2010, the servicer responded in writing to the letter, stating among other things that the letter had identified no facts indicating that the servicer had breached any of its obligations, and asking that the signatories of the letter provide evidence that they met the minimum voting interest requirements for investor action contained in the relevant contracts. BAC Home Loans Servicing, LP and Gibbs & Bruns LLP on behalf of certain investors including those who signed the letter, as well as The Bank of New York Mellon, as trustee, have agreed to a short extension of any time periods commenced by the letter to permit the parties to explore dialogue around the issues raised. There are a number of questions about the validity of the assertions set forth in the letter, including whether these purported investors have standing to bring these claims. The servicer intends to challenge the assertions in the letter and to fully enforce its rights under the relevant contracts.
For additional information about representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, Representations and Warranties beginning on page 52 and Item 1A. Risk Factors of this Form 10-K.

Bank of America 2010     35

Supplemental Financial Data
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
As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates how many basis points we are earning over the cost of funds. During our annual planning process, we set efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing our results. Targets vary by year and by business and are based on a variety of factors including maturity of the business, competitive environment, market factors and other items including our risk appetite.
We also evaluate our business based on the following ratios that utilize tangible equity, a non-GAAP measure. Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of common shareholders’ equity plus any Common Equivalent Securities (CES) less goodwill and intangible assets, (excluding MSRs), net of related deferred tax liabilities. ROTE measures our earnings contribution as a percentage of average shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible common equity ratio represents common shareholders’ equity plus any CES less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible equity ratio represents total shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. Tangible book value per common share represents ending common shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by ending common shares outstanding plus the number of common shares issued upon conversion of common equivalent shares. These measures are used to evaluate our use of equity (i.e., capital). In addition, profitability, relationship and investment models all use ROTE as key measures to support our overall growth goals.
The aforementioned supplemental data and performance measures are presented in Tables 6 and 7 and Statistical Tables XII and XIV. In addition, in Table 7 and Statistical Table XIV, we have excluded the impact of goodwill impairment charges of $12.4 billion recorded in 2010 when presenting earnings and diluted earnings per common share, the efficiency ratio, return on average assets, return on average common shareholders’ equity, return on average tangible common shareholders’ equity and ROTE. Accordingly, these are non-GAAP measures. Statistical Tables XIII and XV provide reconciliations of these non-GAAP measures with financial measures defined by GAAP. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures and ratios differently.

Table 7 Five Year Supplemental Financial Data

(Dollars in millions, except per share information)	2010	2009	2008	2007	2006
Fully taxable-equivalent basis data
Net interest income	$52,693	$48,410	$46,554	$36,190	$35,818
Total revenue, net of interest expense	111,390	120,944	73,976	68,582	74,000
Net interest yield (1)	2.78%	2.65%	2.98%	2.60%	2.82%
Efficiency ratio	74.61	55.16	56.14	54.71	48.37

Performance ratios, excluding goodwill impairment charges (2)
Per common share information
Earnings	$0.87
Diluted earnings	0.86
Efficiency ratio	63.48%
Return on average assets	0.42
Return on average common shareholders’ equity	4.14
Return on average tangible common shareholders’ equity	7.03
Return on average tangible shareholders’ equity	7.11

(1)	Calculation includes fees earned on overnight deposits placed with the Federal Reserve of $368 million and $379 million for 2010 and 2009. The Corporation did not have fees earned on overnight deposits during 2008, 2007 and 2006.
(2)	Performance ratios are calculated excluding the impact of goodwill impairment charges of $12.4 billion recorded during 2010.

36     Bank of America 2010

Core Net Interest Income
We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the GBAM business segment section beginning on page 45, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for GBAM. In addition, 2009 is presented on a managed basis which is adjusted for loans that we originated and subsequently sold into credit card securitizations. Noninterest income, rather than net interest income and provision for credit losses, was recorded for securitized assets as we are compensated for servicing the securitized assets and we recorded servicing income and gains or losses on securitizations, where appropriate. 2010 is presented in accordance with new consolidation guidance. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, all of which adjust for the impact of these two non-core items from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation provides additional clarity in assessing our results.

Table 8 Core Net Interest Income

(Dollars in millions)	2010	2009
Net interest income (1)
As reported (2)	$52,693	$48,410
Impact of market-based net interest income (3)	(4,430)	(6,117)

Core net interest income	48,263	42,293
Impact of securitizations (4)	n/a	10,524

Core net interest income	48,263	52,817

Average earning assets
As reported	1,897,573	1,830,193
Impact of market-based earning assets (3)	(504,360)	(481,376)

Core average earning assets	1,393,213	1,348,817
Impact of securitizations (5)	n/a	83,640

Core average earning assets	1,393,213	1,432,457

Net interest yield contribution (1)
As reported (2)	2.78%	2.65%
Impact of market-based activities (3)	0.68	0.49

Core net interest yield on earning assets	3.46	3.14
Impact of securitizations	n/a	0.55

Core net interest yield on earning assets	3.46%	3.69%

(1)	FTE basis
(2)	Balance and calculation include fees earned on overnight deposits placed with the Federal Reserve of $368 million and $379 million for 2010 and 2009.
(3)	Represents the impact of market-based amounts included in GBAM.
(4)	Represents the impact of securitizations utilizing actual bond costs which is different from the business segment view which utilizes funds transfer pricing methodologies.
(5)	Represents average securitized loans less accrued interest receivable and certain securitized bonds retained.
n/a = not applicable

Core net interest income decreased $4.6 billion to $48.3 billion for 2010 compared to 2009. The decrease was driven by lower loan levels compared to managed loan levels in 2009, and lower yields for the discretionary and credit card portfolios. These impacts were partially offset by lower rates on deposits.
Core average earning assets decreased $39.2 billion to $1.4 trillion for 2010 compared to 2009. The decrease was primarily due to lower commercial loan levels and lower consumer loan levels compared to managed consumer loan levels in 2009. The impact was partially offset by increased securities levels in 2010.
Core net interest yield decreased 23 bps to 3.46 percent for 2010 compared to 2009 due to the factors noted above.

Bank of America 2010     37

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
We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 36. In addition, return on average tangible shareholders’ equity for the segments is calculated as net income, excluding goodwill impairment charges, divided by average allocated equity less goodwill and a percentage of intangible assets (excluding MSRs). We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges.
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
Total revenue, net of interest expense, includes net interest income on a FTE basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets to match liabilities. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Net interest income of the business segments also includes an allocation of net interest income generated by our ALM activities.
Our ALM activities include an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. Our ALM activities are allocated to the business segments and fluctuate based on performance. ALM activities include external product pricing decisions including deposit pricing strategies, the effects of our internal funds transfer pricing process and the net effects of other ALM activities.
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
Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. The nature of these risks is discussed further beginning on page 59. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The total amount of average equity reflects both risk-based capital and the portion of goodwill and intangibles specifically assigned to the business segments.
For more information on selected financial information for the business segments and reconciliations to consolidated total revenue, net income (loss) and year-end total assets, see Note 26 – Business Segment Information to the Consolidated Financial Statements.

38     Bank of America 2010

Deposits

(Dollars in millions)	2010	2009	% Change
Net interest income (1)	$8,128	$7,089	15%
Noninterest income:
Service charges	5,058	6,796	(26)
All other income (loss)	(5)	5	n/m

Total noninterest income	5,053	6,801	(26)

Total revenue, net of interest expense	13,181	13,890	(5)

Provision for credit losses	201	343	(41)
Noninterest expense	10,831	9,501	14

Income before income taxes	2,149	4,046	(47)
Income tax expense (1)	797	1,470	(46)

Net income	$1,352	$2,576	(48)

Net interest yield (1)	1.99%	1.75%
Return on average equity	5.58	10.92
Return on average tangible shareholders’ equity	21.70	46.00
Efficiency ratio (1)	82.17	68.40

Balance Sheet

Average
Total earning assets	$409,359	$405,104	1%
Total assets	435,994	431,564	1
Total deposits	411,001	406,823	1
Allocated equity	24,204	23,594	3

Year end
Total earning assets	$403,926	$417,713	(3)%
Total assets	432,334	444,612	(3)
Total deposits	406,856	419,583	(3)
Allocated equity	24,273	24,186	–

(1)	FTE basis
n/m = not meaningful

Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. In addition, Deposits includes an allocation of ALM activities. In the U.S., we serve approximately 57 million consumer and small business relationships through a franchise that stretches coast to coast through 32 states and the District of Columbia utilizing our network of approximately 5,900 banking centers, 18,000 ATMs, nationwide call centers and leading online and mobile banking platforms.
At December 31, 2010, our active online banking customer base was 29.3 million subscribers compared to 29.6 million at December 31, 2009, and our active bill pay users paid $304.3 billion of bills online during 2010 compared to $302.4 billion in 2009.
Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest-and interest-bearing checking accounts. Deposit products provide a relatively stable source of funding and liquidity. We earn net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees.
Deposits includes the net impact of migrating customers and their related deposit balances between GWIM and Deposits. For more information on the migration of customer balances, see GWIM beginning on page 48.
Regulation E became effective July 1, 2010 for new customers and August 16, 2010 for existing customers. These rules partially impacted the third quarter of 2010 and fully impacted the fourth quarter of 2010. In late 2009, we implemented changes in our overdraft policies which negatively impacted revenue. These changes were intended to help customers limit overdraft fees. For more information on Regulation E, see Regulatory Matters beginning on page 56.
Net income fell $1.2 billion, or 48 percent, to $1.4 billion due to lower revenue and higher noninterest expense. Net interest income increased $1.0 billion, or 15 percent, to $8.1 billion as a result of a customer shift to more liquid products and continued pricing discipline, partially offset by a lower net interest income allocation related to ALM activities. Average deposits increased $4.2 billion from a year ago due to the transfer of certain deposits from other client managed businesses and organic growth, partially offset by the expected run-off of higher-cost legacy Countrywide deposits.
Noninterest income fell $1.7 billion, or 26 percent, to $5.1 billion, primarily driven by the decline in service charges due to the implementation of Regulation E and the impact of our overdraft policy changes. The impact of Regulation E, which was in effect beginning in the third quarter and fully in effect in the fourth quarter of 2010, and overdraft policy changes, which were in effect for the full year of 2010, was a reduction in service charges during 2010 of approximately $1.7 billion. In 2011, the incremental reduction to service charges related to Regulation E and overdraft policy changes is expected to be approximately $1.1 billion, or a full-year impact of approximately $2.8 billion, net of identified mitigation actions.
Noninterest expense increased $1.3 billion, or 14 percent, to $10.8 billion as a result of a higher proportion of costs associated with banking center sales and service efforts being aligned to Deposits from the other consumer segments and increased litigation expenses in 2010. Noninterest expense includes FDIC charges of $896 million compared to $1.2 billion during 2009 which included a special FDIC assessment.

Bank of America 2010     39

Global Card Services

(Dollars in millions)	2010	2009 (1)	% Change
Net interest income (2)	$17,821	$19,972	(11)%
Noninterest income:
Card income	7,658	8,553	(10)
All other income	142	521	(73)

Total noninterest income	7,800	9,074	(14)

Total revenue, net of interest expense	25,621	29,046	(12)

Provision for credit losses	12,648	29,553	(57)
Goodwill impairment	10,400	–	n/m
All other noninterest expense	6,953	7,726	(10)

Loss before income taxes	(4,380)	(8,233)	47
Income tax expense (benefit) (2)	2,223	(2,972)	175

Net loss	$(6,603)	$(5,261)	(26)

Net interest yield (2)	10.10%	9.43%
Return on average tangible shareholders’ equity	22.50	n/m
Efficiency ratio (2)	67.73	26.60
Efficiency ratio, excluding goodwill impairment charge (2)	27.14	26.60

Balance Sheet

Average
Total loans and leases	$176,232	$211,981	(17)%
Total earning assets	176,525	211,737	(17)
Total assets	181,766	228,438	(20)
Allocated equity	36,567	41,031	(11)

Year end
Total loans and leases	$167,367	$196,289	(15)%
Total earning assets	168,224	196,046	(14)
Total assets	169,762	212,668	(20)
Allocated equity	27,490	42,842	(36)

(1)	Prior year amounts are presented on a managed basis for comparative purposes. For information on managed basis, refer to Note 26 – Business Segment Information to the Consolidated Financial Statements beginning on page 233.
(2)	FTE basis
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
On February 22, 2010, the majority of the provisions of the CARD Act became effective and negatively impacted net interest income during 2010 due to restrictions on our ability to reprice credit cards based on risk and on card income due to restrictions imposed on certain fees. The 2010 full-year impact on revenue was approximately $1.5 billion. For more information on the CARD Act, see Regulatory Matters beginning on page 56.
The Corporation reports its Global Card Services results in accordance with new consolidation guidance. Under this new consolidation guidance, we consolidated all credit card trusts on January 1, 2010. Accordingly, current year results are comparable to prior year results that are presented on a managed basis. For more information on managed basis, refer to Note 26 – Business Segment Information to the Consolidated Financial Statements and for more information on the new consolidation guidance, refer to Balance Sheet Overview – Impact of Adopting New Consolidation Guidance beginning on page 29 and Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
As a result of the Financial Reform Act, which was signed into law on July 21, 2010, we believe that our debit card revenue in Global Card Services will be adversely impacted beginning in the third quarter of 2011. Based on 2010 volumes, our estimate of revenue loss due to the debit card interchange fee standards to be adopted under the Financial Reform Act was approximately $2.0 billion annually. This estimate resulted in a $10.4 billion goodwill impairment charge for Global Card Services. Depending on the final rulemaking under the Durbin Amendment, additional goodwill impairment may occur in Global Card Services. For additional information, refer to Regulatory

Matters – Debit Interchange Fees on page 57 and Complex Accounting Estimates beginning on page 107.
Global Card Services recorded a net loss of $6.6 billion primarily due to the $10.4 billion goodwill impairment charge in 2010. Excluding this charge, Global Card Services would have reported net income of $3.8 billion compared to a net loss of $5.3 billion in the prior year, primarily due to a decrease in provision for credit losses. Revenue decreased $3.4 billion, or 12 percent, to $25.6 billion, driven by lower average loans, reduced interest and fee income primarily resulting from the implementation of the CARD Act and the impact of recording an incremental reserve of $592 million for future payment protection insurance claims in the U.K. that have not yet been asserted. For more information on payment protection insurance, refer to Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.
Net interest income decreased $2.2 billion, or 11 percent, to $17.8 billion as average loans decreased $35.7 billion partially offset by lower funding costs. The decline in average loans was due to the elevated level of net charge-offs and risk mitigation strategies that were implemented throughout the recent economic cycle.
Noninterest income decreased $1.3 billion, or 14 percent, to $7.8 billion driven by lower card income primarily due to the implementation of the CARD Act and the impact of recording a reserve related to future payment protection insurance claims. The decrease was partially offset by higher interchange income during 2010 and the gain on the sale of our MasterCard equity holdings.
Provision for credit losses improved $16.9 billion due to lower delinquencies and bankruptcies as a result of the improved economic environment. This resulted in reserve reductions of $7.0 billion in 2010 compared to reserve increases of $3.4 billion in 2009. The prior year included a reserve addition due to maturing securitizations which had an unfavorable impact on the 2009 provision expense. In addition, net charge-offs declined $6.5 billion in 2010 compared to 2009.
Excluding the goodwill impairment charge of $10.4 billion, noninterest expense decreased $773 million primarily driven by a higher proportion of costs associated with banking center sales and service efforts being aligned to Deposits from Global Card Services.

40     Bank of America 2010

Home Loans & Insurance

(Dollars in millions)	2010	2009	% Change
Net interest income (1)	$4,690	$4,975	(6)%
Noninterest income:
Mortgage banking income	3,079	9,321	(67)
Insurance income	2,257	2,346	(4)
All other income	621	261	138

Total noninterest income	5,957	11,928	(50)

Total revenue, net of interest expense	10,647	16,903	(37)

Provision for credit losses	8,490	11,244	(24)
Goodwill impairment	2,000	–	n/m
All other noninterest expense	13,163	11,705	12

Loss before income taxes	(13,006)	(6,046)	(115)
Income tax benefit (1)	(4,085)	(2,195)	(86)

Net loss	$(8,921)	$(3,851)	(132)

Net interest yield (1)	2.52%	2.58%
Efficiency ratio (1)	142.42	69.25
Efficiency ratio, excluding goodwill impairment charge (1)	123.63	69.25

Balance Sheet

Average
Total loans and leases	$129,236	$130,519	(1)%
Total earning assets	186,455	193,152	(3)
Total assets	226,352	230,123	(2)
Allocated equity	26,170	20,530	27

Year end
Total loans and leases	$122,935	$131,302	(6)%
Total earning assets	173,033	188,349	(8)
Total assets	213,455	232,588	(8)
Allocated equity	23,542	27,148	(13)

(1)	FTE basis
n/m = not meaningful

Home Loans & Insurance generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products are available to our customers through a retail network of 5,900 banking centers, mortgage loan officers in approximately 750 locations and a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent loan acquisition channels. On February 4, 2011, we announced that we are exiting the reverse mortgage origination business. In October 2010, we exited the first mortgage wholesale acquisition channel. These strategic changes were made to allow greater focus on our retail and correspondent channels.
Home Loans & Insurance products include fixed and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. Home Loans & Insurance is not impacted by the Corporation’s first mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. Funded home equity lines of credit and home equity loans are held on the Home Loans & Insurance balance sheet. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance.
On February 3, 2011, we announced that we had entered into an agreement to sell the lender-placed and voluntary property and casualty insurance assets and liabilities of Balboa Insurance Company (Balboa) and affiliated entities for an upfront cash payment of approximately $700 million, subject to certain closing and other adjustments, as well as additional future payments. Balboa is a wholly-owned subsidiary and part of Home Loans & Insurance.
Home Loans & Insurance includes the impact of transferring customers and their related loan balances between GWIM and Home Loans & Insurance based on client segmentation thresholds. For more information on the migration of customer balances, see GWIM beginning on page 48.
Home Loans & Insurance recorded a net loss of $8.9 billion compared to a net loss of $3.9 billion in 2009 primarily due to an increase of $4.9 billion in representations and warranties provision and the $2.0 billion goodwill impairment charge recorded in 2010, partially offset by a decline in provision for credit losses of $2.8 billion. For additional information on representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Representations and Warranties on page 52.
Provision for credit losses decreased $2.8 billion to $8.5 billion driven by improving portfolio trends which led to lower reserve additions, including those associated with the Countrywide PCI home equity portfolio.
Noninterest expense increased $3.5 billion primarily due to the goodwill impairment charge, higher litigation expense and default-related and other loss mitigation expenses, partially offset by lower production expense and insurance losses.
See Complex Accounting Estimates – Goodwill and Intangible Assets beginning on page 110 and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements for a discussion of the goodwill impairment charge for Home Loans & Insurance.

Bank of America 2010     41

Mortgage Banking Income
Home Loans & Insurance mortgage banking income is categorized into production and servicing income. Production income is comprised of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and loans held-for-sale (LHFS), the related secondary market execution, and costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue, which is eliminated in All Other, for transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio related to the Corporation’s mortgage production retention decisions.
Servicing income includes income earned in connection with servicing activities and MSR valuation adjustments, net of economic hedge activities. The costs associated with our servicing activities are included in noninterest expense.
Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. Our home retention efforts are also part of our servicing activities, along with responding to customer inquiries and supervising foreclosures and property dispositions. In an effort to avoid foreclosure, Bank of America evaluates various workout options prior to foreclosure sale which has resulted in elongated default timelines. Our servicing agreements with certain loan investors require us to comply with usual and customary standards in the liquidation of delinquent mortgage loans. Our agreements with the GSEs provide timelines to complete the liquidation of delinquent loans. In instances where we fail to meet these timelines, our agreements provide the GSEs with the option to assess compensatory fees. In 2010, the Corporation recorded an expense of approximately $230 million for estimated compensatory fees that it expects to be assessed by the GSEs as a result of foreclosure delays. Additionally, we may face demands and claims from private-label securitization investors concerning alleged breaches of customary servicing standards. For additional information on our servicing activities, see Recent Events – Certain Servicing-related Issues beginning on page 34.
On October 18, 2010, Countrywide Home Loans Servicing, LP (which changed its name to BAC Home Loans Servicing, LP), a wholly-owned subsidiary of the Corporation, received a letter, in its capacity as servicer under certain pooling and servicing agreements for 115 private-label residential MBS securitizations (subsequently increased to 225 securitizations). The letter asserted breaches of certain servicing obligations. For additional information, see Recent Events – Private-label Residential Mortgage-backed Securities Matters on page 35.

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income

(Dollars in millions)	2010	2009
Production income:
Core production revenue	$6,098	$7,352
Representations and warranties provision	(6,786)	(1,851)

Total production income (loss)	(688)	5,501

Servicing income:
Servicing fees	6,475	6,219
Impact of customer payments (1)	(3,760)	(4,491)
Fair value changes of MSRs, net of economic hedge results (2)	376	1,539
Other servicing-related revenue	676	553

Total net servicing income	3,767	3,820

Total Home Loans & Insurance mortgage banking income	3,079	9,321
Other business segments’ mortgage banking loss (3)	(345)	(530)

Total consolidated mortgage banking income	$2,734	$8,791

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the year.
(2)	Includes sale of MSRs.
(3)	Includes the effect of transfers of mortgage loans from Home Loans & Insurance to the ALM portfolio in All Other.

The production loss of $688 million represented a decrease of $6.2 billion as representations and warranties provision increased $4.9 billion to $6.8 billion which includes provision of $3.0 billion related to the GSE agreements as well as adjustments to the representations and warranties liability for other loans sold directly to the GSEs and not covered by those agreements. Also contributing to the representations and warranties provision for the year was our continued evaluation of non-GSE exposure to repurchases and similar claims, which led to the determination that we have developed sufficient repurchase experience with certain non-GSE counterparties to record a liability related to existing and future projected claims from such counterparties. For additional information on representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, Recent Events – Representations and Warranties Liability on page 33 and Representations and Warranties beginning on page 52. In addition, core production revenue, which excludes representations and warranties provision, declined $1.3 billion due to a decline in volume driven by a drop in the overall size of the mortgage market and a decline in market share.
Net servicing income remained relatively flat as lower MSR results, net of hedges, were offset by a lower impact of customer payments and higher fee income. For additional information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 106.

42     Bank of America 2010

Home Loans & Insurance Key Statistics

(Dollars in millions, except as noted)	2010		2009
Loan production
Home Loans & Insurance:
First mortgage	$287,236		$354,506
Home equity	7,626		10,488
Total Corporation (1):
First mortgage	298,038		378,105
Home equity	8,437		13,214

Year end
Mortgage servicing portfolio (in billions) (2)	$2,057		$2,151
Mortgage loans serviced for investors (in billions)	1,628		1,716
Mortgage servicing rights:
Balance	14,900		19,465
Capitalized mortgage servicing rights (% of loans serviced for investors)	92	bps	113	bps

(1)	In addition to loan production in Home Loans & Insurance, the remaining first mortgage and home equity loan production is primarily in GWIM.
(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

First mortgage production in Home Loans & Insurance was $287.2 billion in 2010 compared to $354.5 billion in 2009. The decrease of $67.3 billion was primarily due to a drop in the overall size of the mortgage market driven by weaker market demand for both refinance and purchase transactions combined with a decrease in market share. Home equity production was $7.6 billion in 2010 compared to $10.5 billion in 2009. The decrease of $2.9 billion was primarily due to more stringent underwriting guidelines for home equity lines of credit and loans as well as lower consumer demand.
At December 31, 2010, the consumer MSR balance was $14.9 billion, which represented 92 bps of the related unpaid principal balance compared to $19.5 billion, or 113 bps of the related unpaid principal balance at December 31, 2009. The decrease in the consumer MSR balance was driven by the impact of declining mortgage rates partially offset by the addition of new MSRs recorded in connection with sales of loans. In addition, elevated servicing costs, due to higher personnel expenses associated with default-related servicing activities, reduced expected cash flows. These factors together resulted in the 21 bps decrease in capitalized MSRs as a percentage of loans serviced.

Bank of America 2010     43

Global Commercial Banking

(Dollars in millions)	2010	2009	% Change
Net interest income (1)	$8,086	$8,054	–%
Noninterest income:
Service charges	2,105	2,078	1
All other income	712	1,009	(29)

Total noninterest income	2,817	3,087	(9)

Total revenue, net of interest expense	10,903	11,141	(2)

Provision for credit losses	1,971	7,768	(75)
Noninterest expense	3,874	3,833	1

Income (loss) before income taxes	5,058	(460)	n/m
Income tax expense (benefit) (1)	1,877	(170)	n/m

Net income (loss)	$3,181	$(290)	n/m

Net interest yield (1)	2.94%	3.19%
Return on average tangible shareholders’ equity	15.20	n/m
Return on average equity	7.64	n/m
Efficiency ratio (1)	35.52	34.40

Balance Sheet

Average
Total loans and leases	$203,339	$229,102	(11)%
Total earning assets	275,356	252,309	9
Total assets	306,302	283,936	8
Total deposits	148,565	129,832	14
Allocated equity	41,624	41,931	(1)

Year end
Total loans and leases	$193,573	$215,237	(10)%
Total earning assets	277,551	264,855	5
Total assets	310,131	295,947	5
Total deposits	161,260	147,023	10
Allocated equity	40,607	42,975	(6)

(1)	FTE basis
n/m = not meaningful

Global Commercial Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include business banking and middle-market companies, commercial real estate firms and governments, and are generally defined as companies with annual sales up to $2 billion. Our lending products and services include commercial loans and commitment facilities, real estate lending, asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options.
Global Commercial Banking recorded 2010 net income of $3.2 billion compared to a 2009 net loss of $290 million, with the improvement driven by lower credit costs.
Net interest income remained relatively flat as growth in average deposits from our existing clients of $18.7 billion, or 14 percent, was offset by a lower net interest income allocation related to ALM activities. In addition, net interest income benefited from credit pricing discipline, which negated the impact of the $25.8 billion, or 11 percent, decline in average loan balances.
Noninterest income decreased $270 million, or nine percent, largely due to additional costs related to our agreement to purchase certain retail automotive loans. For further information, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.
The provision for credit losses decreased $5.8 billion to $2.0 billion for 2010 compared to 2009. The decrease was driven by improvements primarily in the commercial real estate portfolios reflecting stabilizing values and in the

U.S. commercial portfolio resulting from improved borrower credit profiles. Additionally, all other portfolios experienced lower net charge-offs attributable to more stable economic conditions.

Global Commercial Banking Revenue
Global Commercial Banking revenues can also be categorized as treasury services revenue primarily from capital and treasury management, and business lending revenue derived from credit related products and services. Treasury services revenue for 2010 was $4.3 billion, an increase of $62 million compared to 2009. Revenue growth was driven by net interest income from increased deposits, partially offset by lower treasury service charges. As clients manage through current economic conditions, we have seen usage of certain treasury services decline and increased conversion of paper to electronic services. These actions combined with our clients leveraging compensating balances to offset fees have decreased treasury service charges. Business lending revenue for 2010 was $6.6 billion, a decrease of $299 million compared to 2009, largely due to additional costs related to our agreement to purchase certain retail automotive loans. Despite client deleveraging in the first half of 2010 and continued low loan demand, commercial and industrial loan balances began to stabilize and show moderate growth during the latter part of 2010. Commercial real estate loan balances declined due to continued client deleveraging and our management of nonperforming loans. Credit pricing discipline negated the impact of the decline in average loan balances on net interest income.

44     Bank of America 2010

Global Banking & Markets

(Dollars in millions)	2010	2009	% Change
Net interest income (1)	$7,989	$9,553	(16)%
Noninterest income:
Service charges	2,126	2,044	4
Investment and brokerage services	2,441	2,662	(8)
Investment banking income	5,408	5,927	(9)
Trading account profits	9,689	11,803	(18)
All other income	845	634	33

Total noninterest income	20,509	23,070	(11)

Total revenue, net of interest expense	28,498	32,623	(13)

Provision for credit losses	(155)	1,998	(108)
Noninterest expense	18,038	15,921	13

Income before income taxes	10,615	14,704	(28)
Income tax expense (1)	4,296	4,646	(8)

Net income	$6,319	$10,058	(37)

Return on average equity	12.01%	20.32%
Return on average tangible shareholders’ equity	15.05	25.82
Efficiency ratio (1)	63.30	48.80

Balance Sheet

Average
Total trading-related assets	$499,433	$508,163	(2)%
Total loans and leases	98,604	110,811	(11)
Total market-based earning assets	504,360	481,376	5
Total earning assets	598,613	588,252	2
Total assets	758,958	778,870	(3)
Total deposits	109,792	104,868	5
Allocated equity	52,604	49,502	6

Year end
Total trading-related assets	$413,563	$410,755	1%
Total loans and leases	100,010	95,930	4
Total market-based earning assets	416,174	404,315	3
Total earning assets	509,269	498,765	2
Total assets	655,535	649,876	1
Total deposits	111,447	102,093	9
Allocated equity	49,054	53,260	(8)

(1)	FTE basis

GBAM provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide debt and equity underwriting and distribution capabilities, merger-related and other advisory services, and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage positions in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS and asset-backed securities (ABS). Underwriting debt and equity issuances, securities research and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. GBAM is a leader in the global distribution of fixed-income, currency and energy commodity products and derivatives. GBAM also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products. Our corporate banking services provide a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our corporate clients are generally defined as companies with annual sales greater than $2 billion.

GBAM also includes the results of our merchant processing joint venture, Banc of America Merchant Services, LLC.
In 2009, we entered into a joint venture agreement with First Data Corporation (First Data) to form Banc of America Merchant Services, LLC. The joint venture provides payment solutions, including credit, debit and prepaid cards, and check and e-commerce payments to merchants ranging from small businesses to corporate and commercial clients worldwide. In addition to Bank of America and First Data, the remaining stake was initially held by a third party. During 2010, the third party sold its interest to the joint venture, thus increasing the Corporation’s ownership interest in the joint venture to 49 percent. For additional information on the joint venture agreement, see Note 5 – Securities to the Consolidated Financial Statements.
Net income decreased $3.7 billion to $6.3 billion due to a $4.1 billion decline in revenues and an increase in noninterest expenses of $2.1 billion. This was partially offset by lower provision expense reflecting improvement in borrower credit profiles. Additionally, income tax expense was negatively affected from a change in the U.K. corporate income tax rate that impacted the carrying value of the deferred tax asset by approximately $390 million.
Net interest income decreased $1.6 billion to $8.0 billion due to tighter spreads on trading related assets and lower average loan and lease balances, partially offset by higher earned spreads on deposits. The $12.2 billion, or 11 percent, decline in average loans and leases was driven by reduced client demand. Net interest income is comprised of both markets-based revenue

Bank of America 2010     45

from our trading activities and banking-based revenue which is related to our credit and treasury service products.
Noninterest income decreased $2.6 billion due in part to the prior year gain of $3.8 billion related to the contribution of the merchant processing business to the joint venture. While overall sales and trading revenue were flat year-over-year, the market in 2009 was more favorable but results were muted by losses on legacy positions. Noninterest expense increased $2.1 billion driven mainly by higher compensation costs from investments in infrastructure, professional fees and litigations expense.

Components of Global Banking & Markets

Sales and Trading Revenue
Sales and trading revenue is segregated into fixed-income including investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities (CMBS), RMBS and CDOs; currencies including interest rate and foreign exchange contracts; commodities including primarily futures, forwards, swaps and options; and equity income from equity-linked derivatives and cash equity activity.

(Dollars in millions)	2010	2009
Sales and trading revenue (1, 2)
Fixed income, currencies and commodities (FICC)	$13,158	$12,723
Equity income	4,145	4,902

Total sales and trading revenue	$17,303	$17,625

(1)	Includes $274 million and $353 million of net interest income on a FTE basis for 2010 and 2009.
(2)	Includes $2.4 billion and $2.6 billion of investment and brokerage services revenue for 2010 and 2009.

Sales and trading revenue decreased $322 million, or two percent, to $17.3 billion in 2010 compared to 2009 due to increased investor risk aversion and more favorable market conditions in the prior year. We recorded net credit spread gains on derivative liabilities during 2010 of $242 million compared to losses of $801 million in 2009.
FICC revenue increased $435 million to $13.2 billion due to significantly lower market disruption charges, partially offset by lower revenue in our rates and currencies, commodities and credit products due to diminished client activity and European debt deterioration. Gains on legacy assets, primarily in trading account profits (losses) and other income (loss), were $321 million for 2010 compared to write-downs of $3.8 billion in 2009. Legacy losses in the prior year were primarily driven by our CMBS, CDO and leveraged finance exposure.
Equity income was $4.1 billion in 2010 compared to $4.9 billion in 2009 driven by a decline in client flows and market conditions in the derivatives business.

Investment Banking Income
Product specialists within GBAM underwrite and distribute debt and equity issuances and certain other loan products, and provide advisory services. To provide a complete discussion of our consolidated investment banking income, the table below presents total investment banking income for the Corporation of which, 93 percent in 2010 and 94 percent in 2009 is recorded in GBAM with the remainder reported in GWIM and Global Commercial Banking.

(Dollars in millions)	2010	2009
Investment banking income
Advisory (1)	$1,019	$1,167
Debt issuance	3,267	3,124
Equity issuance	1,499	1,964

	5,785	6,255
Offset for intercompany fees (2)	(265)	(704)

Total investment banking income	$5,520	$5,551

(1)	Advisory includes fees on debt and equity advisory services and mergers and acquisitions.
(2)	Represents the offset to fees paid on the Corporation’s transactions.

Equity issuance fees decreased $465 million in 2010 primarily reflecting lower levels of industry-wide activity and a decline in market-based revenue pools. Debt issuance fees increased $143 million consistent with a five percent increase in global fee pools in 2010. Strong performance within debt issuance was mainly driven by higher revenues within leveraged finance. Advisory fees decreased $148 million during 2010.

Global Corporate Banking
Client relationship teams along with product partners work with our customers to provide them with a wide range of lending-related products and services, integrated working capital management and treasury solutions through the Corporation’s global network of offices. Global Corporate Banking lending revenues of $3.4 billion for 2010 increased $567 million compared to 2009. The increase in 2010 is primarily due to higher fees and the negative impact of hedge results in 2009. Treasury services revenue of $2.8 billion for 2010 decreased $3.9 billion primarily due to a $3.8 billion pre-tax gain in the prior year related to the contribution of the merchant processing business to a joint venture. Equity investment income from the joint venture was $133 million for 2010. During 2010, we sold our trust administration business and in connection with the sale provided certain commitments to the acquirer. See Note 14 — Commitments and Contingencies to the Consolidated Financial Statements for additional information.

46     Bank of America 2010

Collateralized Debt Obligation Exposure
CDO vehicles hold diversified pools of fixed-income securities and issue multiple tranches of debt securities including commercial paper, mezzanine and equity securities. Our CDO-related exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO positions, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles.

In 2010, we incurred $573 million of losses resulting from our CDO-related exposure compared to $2.2 billion in CDO-related losses in 2009. This included $357 million in 2010 related to counterparty risk on our CDO-related exposure compared to $910 million in 2009. Also included in these losses were other-than-temporary impairment (OTTI) write-downs of $251 million in 2010 compared to losses of $1.2 billion in 2009 related to CDOs and retained positions classified as AFS debt securities.
As presented in the table below, at December 31, 2010, our hedged and unhedged super senior CDO exposure before consideration of insurance, net of write-downs, was $2.0 billion compared to $3.6 billion at December 31, 2009.

Super Senior Collateralized Debt Obligation Exposure

	December 31, 2010
		Retained	Total
(Dollars in millions)	Subprime (1)	Positions	Subprime	Non-Subprime (2)	Total
Unhedged	$721	$156	$877	$338	$1,215
Hedged (3)	583	–	583	189	772

Total	$1,304	$156	$1,460	$527	$1,987

(1)	Classified as subprime when subprime consumer real estate loans make up at least 35 percent of the original net exposure value of the underlying collateral.
(2)	Includes highly-rated collateralized loan obligations and CMBS super senior exposure.
(3)	Hedged amounts are presented at carrying value before consideration of the insurance.

We value our CDO structures using market-standard models to model the specific collateral composition and cash flow structure of each deal. Key inputs to the models are prepayment rates, default rates and severities for each collateral type, and other relevant contractual features. Unrealized losses recorded in accumulated OCI on super senior cash positions and retained positions from liquidated CDOs in aggregate decreased $382 million during 2010 to $466 million at December 31, 2010.
At December 31, 2010, total super senior exposure of $2.0 billion was marked at 18 percent, including $156 million of retained positions from liquidated CDOs marked at 42 percent, $527 million of non-subprime exposure marked at 39 percent and the remaining $1.3 billion of subprime exposure marked at 14 percent of the original exposure amounts.
The table below presents our original total notional, mark-to-market receivable and credit valuation adjustment for credit default swaps and other positions with monolines. The receivable for super senior CDOs reflects hedge gains recorded from inception of the contracts in connection with write-downs on the super senior CDOs in the table above.

Credit Default Swaps with Monoline Financial Guarantors

	December 31, 2010			December 31, 2009
		Other			Other
	Super Senior	Guaranteed		Super Senior	Guaranteed
(Dollars in millions)	CDOs	Positions	Total	CDOs	Positions	Total
Notional	$3,241	$35,183	$38,424	$3,757	$38,834	$42,591

Mark-to-market or guarantor receivable	$2,834	$6,367	$9,201	$2,833	$8,256	$11,089
Credit valuation adjustment	(2,168)	(3,107)	(5,275)	(1,873)	(4,132)	(6,005)

Total	$666	$3,260	$3,926	$960	$4,124	$5,084

Credit valuation adjustment %	77%	49%	57%	66%	50%	54%
(Write-downs) gains	$(386)	$362	$(24)	$(961)	$98	$(863)

Total monoline exposure, net of credit valuation adjustments, decreased $1.2 billion during 2010. This decrease was driven by positive valuation adjustments on legacy assets and terminated monoline contracts.

Other CDO Exposure
With the Merrill Lynch acquisition, we acquired a loan with a carrying value of $4.2 billion as of December 31, 2010 that is collateralized by U.S. super senior ABS CDOs. Merrill Lynch originally provided financing to the borrower for an amount equal to approximately 75 percent of the fair value of the collateral. The loan, which is recorded in All Other, has full recourse to the borrower and all scheduled payments on the loan have been received. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. Collateral for the loan is excluded from our CDO exposure discussions and the applicable tables.

Bank of America 2010     47

Global Wealth & Investment Management

(Dollars in millions)	2010	2009	% Change
Net interest income (1)	$5,831	$5,988	(3)%
Noninterest income:
Investment and brokerage services	8,832	8,425	5
All other income	2,008	1,724	16

Total noninterest income	10,840	10,149	7

Total revenue, net of interest expense	16,671	16,137	3

Provision for credit losses	646	1,061	(39)
Noninterest expense	13,598	12,397	10

Income before income taxes	2,427	2,679	(9)
Income tax expense (1)	1,080	963	12

Net income	$1,347	$1,716	(22)

Net interest yield (1)	2.37%	2.64%
Return on average tangible shareholders’ equity	18.40	27.63
Return on average equity	7.44	10.35
Efficiency ratio (1)	81.57	76.82

Balance Sheet

Average
Total loans and leases	$99,491	$103,384	(4)%
Total earning assets	245,812	226,856	8
Total assets	266,638	249,887	7
Total deposits	236,350	225,979	5
Allocated equity	18,098	16,582	9

Year end
Total loans and leases	$101,020	$99,571	1%
Total earning assets	275,598	227,796	21
Total assets	297,301	250,963	18
Total deposits	266,444	224,839	19
Allocated equity	18,349	17,730	3

(1)	FTE basis

GWIM consists of three primary businesses: Merrill Lynch Global Wealth Management (MLGWM), U.S. Trust, Bank of America Private Wealth Management (U.S. Trust) and Retirement Services.
MLGWM’s advisory business provides a high-touch client experience through a network of approximately 15,500 financial advisors focused on clients with more than $250,000 in total investable assets. MLGWM also includes Merrill Edge, a new integrated investing and banking service which is targeted at clients with less than $250,000 in total assets. Merrill Edge provides team-based investment advice and guidance, brokerage services, a self-directed online investing platform and key banking capabilities including access to the Corporation’s branch network and ATMs. In addition, MLGWM includes the Private Banking & Investments Group.
U.S. Trust, together with MLGWM’s Private Banking & Investments Group, provides comprehensive wealth management solutions targeted at wealthy and ultra-wealthy clients with investable assets of more than $5 million, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
Retirement Services partners with financial advisors to provide institutional and personal retirement solutions including investment management,

administration, recordkeeping and custodial services for 401(k), pension, profit-sharing, equity award and non-qualified deferred compensation plans. Retirement Services also provides comprehensive investment advisory services to individuals, small to large corporations and pension plans. Included in Retirement Services’ results is the consolidation of a collective investment fund that did not have a significant impact on our consolidated results. For additional information, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
GWIM results also include the BofA Global Capital Management (BACM) business, which is comprised primarily of the cash and liquidity asset management business that Bank of America retained following the sale of the Columbia Management long-term asset management business on May 1, 2010. The historical results of Columbia Management’s long-term asset management business were transferred to All Other along with the Corporation’s economic ownership interest in BlackRock.
Revenue from MLGWM was $13.1 billion, up four percent in 2010 compared to 2009. Revenue from U.S. Trust was $2.7 billion, up five percent in 2010 compared to 2009. Revenue from Retirement Services was $950 million, up four percent compared to 2009.

48     Bank of America 2010

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

Migration Summary

(Dollars in millions)	2010	2009
Average
Total deposits – GWIM from (to) Deposits	$3,086	$(30,638)
Total loans – GWIM to Home Loans & Insurance and the ALM portfolio	(1,405)	(12,033)
Year end
Total deposits – GWIM from (to) Deposits	$7,232	$(42,521)
Total loans – GWIM to Home Loans & Insurance and the ALM portfolio	(1,625)	(17,241)

Net income decreased $369 million, or 22 percent, to $1.3 billion driven in part by higher noninterest expense, the tax-related effect of the sale of the Columbia Management long-term asset management business and lower net interest income, partially offset by higher noninterest income and lower credit costs. Net interest income decreased $157 million, or three percent, to $5.8 billion as the positive impact of higher deposit levels was more than offset by lower revenue from corporate ALM activity. Noninterest income increased $691 million, or seven percent, to $10.8 billion primarily due to higher asset management fees driven by stronger markets, continued long-term assets under management flows and higher transactional activity. Provision for credit losses decreased $415 million, or 39 percent, to $646 million driven by stabilization of the portfolios and the recognition of a single large commercial charge-off in 2009. Noninterest expense increased $1.2 billion, or 10 percent, to $13.6 billion driven by increases in revenue-related expenses, higher support costs and personnel costs associated with further investment in the business.

Client Balances
The table below presents client balances which consist of assets under management, client brokerage assets, assets in custody, client deposits, and loans and leases.

Client Balances by Type

	December 31
(Dollars in millions)	2010	2009
Assets under management	$643,955	$749,851
Client brokerage assets (1)	1,480,231	1,402,977
Assets in custody	126,203	144,012
Client deposits	266,444	224,839
Loans and leases	101,020	99,571
Less: Client brokerage assets, assets in custody and deposits included in assets under management	(379,310)	(348,738)

Total client balances (2)	$2,238,543	$2,272,512

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.
(2)	2009 balance includes the Columbia Management long-term asset management business representing $114.6 billion, net of eliminations, which was sold on May 1, 2010.

The decrease in client balances was due to the sale of the Columbia Management long-term asset management business, outflows in MLGWM’s non-fee based brokerage assets and outflows in BACM’s money market assets due to the continued low rate environment, partially offset by higher market levels and inflows in client deposits, long-term assets under management (AUM) and fee-based brokerage assets.

Bank of America 2010     49

All Other

(Dollars in millions)	2010	2009 (2)	% Change
Net interest income (1)	$148	$2,029	(93)%
Noninterest income:
Card income	2	1,138	(100)
Equity investment income	4,532	10,589	(57)
Gains on sales of debt securities	2,314	4,437	(48)
All other loss	(1,127)	(5,590)	80

Total noninterest income	5,721	10,574	(46)

Total revenue, net of interest expense	5,869	12,603	(53)

Provision for credit losses	4,634	8,002	(42)
Merger and restructuring charges	1,820	2,721	(33)
All other noninterest expense	2,431	2,909	(16)

Loss before income taxes	(3,016)	(1,029)	(193)
Income tax benefit (1)	(4,103)	(2,357)	(74)

Net income	$1,087	$1,328	(18)

Balance Sheet

Average
Total loans and leases	$250,956	$260,755	(4)%
Total assets (3)	263,592	338,703	(22)
Total deposits	55,769	88,736	(37)
Allocated equity	33,964	51,475	(34)

Year end
Total loans and leases	$255,155	$250,868	2%
Total assets (3)	186,391	233,293	(20)
Total deposits	38,162	65,434	(42)
Allocated equity	44,933	23,303	92

(1)	FTE basis
(2)	2009 is presented on an as adjusted basis for comparative purposes, which excludes the securitization offset. For more information on All Other, including the securitization offset, see Note 26 – Business Segment Information to the Consolidated Financial Statements.
(3)	Includes elimination of segments’ excess asset allocations to match liabilities (i.e., deposits) of $621.3 billion and $537.1 billion for 2010 and 2009, and $645.8 billion and $586.0 billion at December 31, 2010 and 2009.

The 2009 presentation above of All Other excludes the securitization offset to make it comparable with the 2010 presentation. In 2009, Global Card Services was presented on a managed basis with the difference between managed and held reported as the securitization offset. With the adoption of new consolidation guidance on January 1, 2010, we consolidated all credit card securitizations that were previously unconsolidated, such that All Other no longer includes the securitization offset. For additional information on the securitization offset included in All Other, see Note 26 – Business Segment Information to the Consolidated Financial Statements.
All Other, as presented above, consists of two broad groupings, Equity Investments and Other.  Equity Investments includes Corporate Investments, Global Principal Investments and Strategic Investments. Other can be segregated into the following categories: liquidating businesses, merger and restructuring charges, ALM functions (i.e., residential mortgage portfolio and investment securities) and related activities (i.e., economic hedges, fair value option on structured liabilities), and the impact of certain allocation methodologies. For additional information on the other activities included in All Other, see Note 26 – Business Segment Information to the Consolidated Financial Statements.

The tables below present the components of All Other’s equity investments at December 31, 2010 and 2009, and also a reconciliation of All Other’s equity investment income to the total consolidated equity investment income for 2010 and 2009.

Equity Investments

	December 31
(Dollars in millions)	2010	2009
Corporate Investments	$–	$2,731
Global Principal Investments	11,656	14,071
Strategic and other investments	22,545	27,838

Total equity investments included in All Other	$34,201	$44,640

Equity Investment Income

(Dollars in millions)	2010	2009
Corporate Investments	$(293)	$(88)
Global Principal Investments	2,304	1,222
Strategic and other investments	2,521	9,455

Total equity investment income included in All Other	4,532	10,589
Total equity investment income included in the business segments	728	(575)

Total consolidated equity investment income	$5,260	$10,014

50     Bank of America 2010

In 2010, the $2.7 billion Corporate Investments equity securities portfolio, which consisted of highly liquid publicly-traded equity securities, was sold as a result of a change in our investment portfolio objectives shifting more to interest earnings and reducing our exposure to equity market risk, which contributed to the $293 million loss in 2010.
Global Principal Investments (GPI) is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. GPI had unfunded equity commitments of $1.4 billion and $2.5 billion at December 31, 2010 and 2009, related to certain of these investments. During 2010, we sold our exposure of $2.9 billion in certain private equity funds, comprised of $1.5 billion in funded exposure and $1.4 billion in unfunded commitments in these funds as we continue to reduce our equity exposure.
Affiliates of the Corporation may, from time to time, act as general partner, fund manager and/or investment advisor to certain Corporation-sponsored real estate private equity funds. In this capacity, these affiliates manage and/or provide investment advisory services to such real estate private equity funds primarily for the benefit of third-party institutional and private clients. These activities, which are recorded in GPI, inherently involve risk to us and to the fund investors, and in certain situations may result in losses. In 2010, we recorded a loss of $163 million related to a consolidated real estate private equity fund for which we were the general partner and investment advisor. In late 2010, the general partner and investment advisor responsibilities were transferred to an independent third-party asset manager.
Strategic Investments includes primarily our investment in CCB of $19.7 billion as well as our $2.6 billion remaining investment in BlackRock. At December 31, 2010, we owned approximately 10 percent, or 25.6 billion common shares of CCB. During 2010, we sold certain rights related to our investment in CCB resulting in a gain of $432 million. Also during 2010, we sold our Itaú Unibanco and Santander equity investments resulting in a net gain of approximately $800 million and a portion of our interest in BlackRock resulting in a gain of $91 million.
All Other reported net income of $1.1 billion in 2010 compared to $1.3 billion in 2009 with the decline due to decreases in net interest income and noninterest income compared to the prior year. The decrease in net interest income was driven by a $1.4 billion lower funding differential on certain securitizations and the impact of capital raises occurring throughout 2009 that were not allocated to the businesses. Noninterest income decreased $4.9 billion, as the prior year included a $7.3 billion gain resulting from sales of shares of CCB and an increase of $1.4 billion on net gains on the sale of debt securities. This was offset by net negative fair value adjustments of $4.9 billion on structured liabilities in 2009 compared to a net positive adjustment of $18 million in 2010 and higher valuation adjustments and gains on sales of select investments in GPI. Also in 2010, we sold our investments in Itaú Unibanco and Santander resulting in a net gain of approximately $800 million, as well as the gains on CCB and BlackRock. For more information on the sales of these investments, see Note 5 – Securities to the Consolidated Financial Statements.
Provision for credit losses decreased $3.4 billion to $4.6 billion due to improving portfolio trends in the residential mortgage portfolio partially offset by further deterioration in the Countrywide purchased credit-impaired discontinued real estate portfolio.
The income tax benefit in 2010 was $4.1 billion compared to $2.4 billion in 2009, driven by an increase in the pre-tax loss as well as the release of a higher portion of a deferred tax asset valuation allowance.
During 2010, we completed the sale of First Republic at book value and as a result, we removed $17.4 billion of loans and $17.8 billion of deposits from the Corporation’s Consolidated Balance Sheet.

Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations. Included in purchase obligations are commitments to purchase loans of $2.6 billion and vendor contracts of $7.1 billion. The most significant vendor contracts include communication services, processing services and software contracts. Other long-term liabilities include our contractual funding obligations related to the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified Pension Plans, and Postretirement Health and Life Plans (the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable. During 2010 and 2009, we contributed $378 million and $414 million to the Plans, and we expect to make at least $306 million of contributions during 2011.
Debt, lease, equity and other obligations are more fully discussed in Note 13 – Long-term Debt and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements. The Plans are more fully discussed in Note 19 – Employee Benefit Plans to the Consolidated Financial Statements.
We enter into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of our customers. For a summary of the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date, see the table in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.
Table 9 presents total long-term debt and other obligations at December 31, 2010.

Table 9 Long-term Debt and Other Obligations

	December 31, 2010
		Due after	Due after
	Due in	1 Year through	3 Years through	Due after
(Dollars in millions)	1 Year or Less	3 Years	5 Years	5 Years	Total
Long-term debt and capital leases	$89,251	$138,603	$69,539	$151,038	$448,431
Operating lease obligations	3,016	4,716	2,894	6,624	17,250
Purchase obligations	5,257	2,490	1,603	1,077	10,427
Time deposits	181,280	17,548	4,752	4,178	207,758
Other long-term liabilities	696	1,047	770	1,150	3,663

Total long-term debt and other obligations	$279,500	$164,404	$79,558	$164,067	$687,529

Bank of America 2010     51

Representations and Warranties
We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by GSEs or the Government National Mortgage Association (GNMA) in the case of the Federal Housing Administration (FHA) insured and U.S. Department of Veterans Affairs (VA) guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries have sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, we or our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedy to a whole-loan buyer or securitization trust (collectively, repurchase claims). Our operations are currently structured to attempt to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with our underwriting procedures and by servicing those mortgages consistent with our contractual obligations.
The fair value of probable losses to be absorbed under the representations and warranties obligations and the guarantees is recorded as an accrued liability when the loans are sold. The liability for probable losses is updated by accruing a representations and warranties provision in mortgage banking income. This is done throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, estimated probability that a repurchase request will be received, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Historical experience also considers recent events such as the agreements with the GSEs on December 31, 2010 as discussed in the following section. Changes to any one of these factors could significantly impact the estimate of our liability. Given that these factors vary by counterparty, we analyze our representations and warranties obligations based on the specific counterparty with whom the sale was made. Although the timing and volume has varied, we have experienced in recent periods increasing repurchase and similar requests from buyers and insurers, including monolines. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. We expect that efforts to attempt to assert repurchase requests by monolines, whole-loan investors and private-label securitization investors may increase in the future. See Recent Events – Private-label Residential Mortgage-backed Securities Matters, on page 35 for additional information. We perform a loan-by-loan review of all properly presented repurchase claims and have and will continue to contest such demands that we do not believe are valid. In addition, we may reach a bulk settlement with a counterparty (in lieu of the loan-by-loan review process), on terms determined to be advantageous to the Corporation. Overall, disputes with respect to repurchase claims have increased with monoline insurers, whole-loan buyers and private-label securitization investors. For additional information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

At December 31, 2010, our total unresolved repurchase claims totaled approximately $10.7 billion compared to $7.6 billion at the end of 2009. The liability for representations and warranties and corporate guarantees, is included in accrued expenses and other liabilities and the related provision is included in mortgage banking income. At December 31, 2010 and 2009, the liability was $5.4 billion and $3.5 billion. For 2010 and 2009, the provision for representations and warranties and corporate guarantees was $6.8 billion and $1.9 billion. The representations and warranties provision of $6.8 billion, includes a provision of $3.0 billion in the fourth quarter of 2010 related to the GSE agreements as well as adjustments to the representations and warranties liability for other loans sold directly to the GSEs and not covered by those agreements. Also contributing to the increase in representations and warranties provision for the year was our continued evaluation of exposure to non-GSE repurchases and similar claims, which led to the determination that we have developed sufficient repurchase experience with certain non-GSE counterparties to record a liability related to existing and future projected claims from such counterparties. Representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase claims presented, defects identified, the latest experience gained on repurchase claims and other relevant facts and circumstances, which could have a material adverse impact on our earnings for any particular period.

Government-sponsored Enterprises
During the last ten years, Bank of America and our subsidiaries have sold over $2.0 trillion of loans to the GSEs and we have an established history of working with them on repurchase claims. Our experience with them continues to evolve and any disputes are generally related to areas such as the reasonableness of stated income, occupancy and undisclosed liabilities, and are typically focused on the 2004 through 2008 vintages. On December 31, 2010, we reached agreements with the GSEs and paid $2.8 billion to the GSEs pursuant to such agreements, resolving repurchase claims involving certain residential mortgage loans sold directly to them by entities related to legacy Countrywide. As a result of these agreements, as well as adjustments to the representations and warranties liability for other loans sold directly to the GSEs and not covered by those agreements, we adjusted our liability for representations and warranties. For additional information regarding these agreements, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Our current repurchase claims experience with the GSEs is predominantly concentrated in the 2004 through 2008 origination vintages where we believe that our exposure to representations and warranties liability is most significant. Our repurchase claims experience related to loans originated prior to 2004 has not been significant and we believe that the changes made to our operations and underwriting policies have reduced our exposure after 2008. The cumulative repurchase claims for 2007 exceed all other vintages. The volume of loans originated in 2007 was significantly higher than any other vintage which, together with the high delinquency level in this vintage, helps to explain the high level of repurchase claims compared to the other vintages.

52     Bank of America 2010

Cumulative GSE Repurchase Claims by Vintage

(1)	Exposure at default (EAD) represents the unpaid principal balance at the time of default or the unpaid principal balance as of December 31, 2010.

Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of December 31, 2010, slightly less than 10 percent of the loans in these vintages have defaulted or are 180 days or more past due (severely delinquent). At least 25 payments have been made on approximately 55 percent of severely delinquent or defaulted loans. Through December 31, 2010, we have received approximately $21.6 billion in repurchase claims associated with these vintages, representing approximately two percent of the loans sold to the GSEs in these vintages. Including the agreement reached with FNMA on December 31, 2010, we have resolved $18.2 billion of these claims with a net loss experience of approximately 27 percent. The claims resolved and the loss rate do not include $839 million in claims extinguished as a result of the agreement with FHLMC due to the global nature of the agreement and, specifically, the absence of a formal apportionment of the agreement amount between current and future claims. Our collateral loss severity rate on approved repurchases has averaged approximately 45 to 55 percent. Although the level of repurchase claims from the GSEs has been elevated for the last few quarters, the agreements with the GSEs have resulted in a decrease in the total number of outstanding repurchase claims at December 31, 2010 compared to December 31, 2009. Based on the information derived from the historical GSE experience, including the GSE agreements discussed on the previous page, we believe we are 70 percent to 75 percent through the receipt of the GSE repurchase claims that we ultimately expect to receive.

Bank of America 2010     53

The table below highlights our experience with the GSEs related to loans originated from 2004 through 2008.

Table 10 Overview of GSE Balances – 2004–2008 Originations

	Legacy Orginator
				Percent of
(Dollars in billions)	Countrywide	Other	Total	Total
Original funded balance	$846	$272	$1,118
Principal payments	(406)	(133)	(539)
Defaults	(31)	(3)	(34)

Total outstanding balance at December 31, 2010	$409	$136	$545

Outstanding principal balance 180 days or more past due (severely delinquent)	$59	$14	$73
Defaults plus severely delinquent (principal at risk)	90	17	107

Payments made by borrower:
Less than 13			$16	15%
13-24			32	30
25-36			33	31
Greater than 36			26	24

Total payments made by borrower			$107	100%

Outstanding GSE pipeline of representations and warranties claims (all vintages)
As of December 31, 2009			$3.3
As of December 31, 2010			2.8
Cumulative representations and warranties losses 2004-2008 vintages			$6.3

Our liability for obligations under representations and warranties given to the GSEs considers the recent agreements and their impact on the repurchase rates on future repurchase claims we might receive on loans that have defaulted or that we estimate will default. We believe that our remaining exposure to representations and warranties for loans sold directly to the GSEs has been accounted for as a result of these agreements and the associated adjustments to our recorded liability for representations and warranties for other loans sold directly to the GSEs and not covered by the agreements. We believe our predictive repurchase models, utilizing our historical repurchase experience with the GSEs while considering current developments, including the recent agreements, projections of future defaults as well as certain assumptions regarding economic conditions, home prices and other matters, allows us to reasonably estimate the liability for obligations under representations and warranties on loans sold to the GSEs. However, future provisions and possible loss or range of loss associated with representations and warranties made to the GSEs may be impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters.

Transactions with Investors Other than Government-sponsored Entities
In prior years, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. The loans sold include prime loans, including loans with a loan balance in excess of the conforming loan limit, Alt-A, pay-option, home equity and subprime loans. Many of the loans sold in the form of whole loans were subsequently pooled with other mortgages into private-label securitizations issued or sponsored by the third-party buyer of the whole loans. In some of the private-label securitizations, monolines have insured all or some of the issued bonds or certificates. In connection with these securitizations and whole loan sales, we or our subsidiaries or our legacy companies made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans from or to otherwise make whole or provide other remedy to a whole-loan buyer or securitization trust.
As detailed in Table 11, legacy companies and certain subsidiaries sold loans originated from 2004 through 2008 with a principal balance of $963 billion to investors other than GSEs, of which approximately $478 billion in principal has been paid and $216 billion have defaulted, or are severely delinquent (i.e., 180 days or more past due) and are considered principal at-risk at December 31, 2010. As of December 31, 2010, we had received $13.7 billion of repurchase claims on these 2004-2008 loan vintages, of which $6.0 billion have been resolved and $7.7 billion remain outstanding. Of the $7.7 billion of repurchase claims that remain outstanding, we have reviewed $4.1 billion that we have declined to repurchase. We have recognized losses of $1.7 billion on the resolved repurchase claims, $631 million of which relates to monolines and $1.1 billion of which relates to whole loan and private-label investors, as described in more detail below.
As it relates to private investors, including those who have invested in private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust, or that there is a breach of other standards established by the terms of the related sale agreement. We believe that the longer a loan performs, the less likely an underwriting representations and warranties breach would have had a material impact on the loan’s performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant amount of payments if they are not yet 180 days or more delinquent, we believe that the principal balance at the greatest risk for repurchase requests in this population of private-label investors is a combination of loans that have already defaulted and those that are currently 180 days or more past due. Additionally, the obligation to repurchase mortgage loans also requires that counterparties have the contractual right to demand repurchase of the loans. Based on a recent court ruling that dismissed a case against legacy Countrywide, we believe private-label securitization investors must generally aggregate 25 percent of the voting interests in each of the tranches of a particular securitization to instruct the securitization trustee to investigate potential repurchase claims. While a securitization trustee may elect to investigate or demand repurchase of loans on its own, individual investors typically have limited rights under the contracts to present repurchase claims directly. Also, the motivation of some private-label securitization investors to assert repurchase claims may be diminished by the fact that their investment is not materially impacted by the losses due to the credit enhancement coverage provided by cash flows from the tranches rated below AAA, for example.
Any amounts paid related to repurchase claims from a monoline are paid to the securitization trust and are applied in accordance with the terms of the

54     Bank of America 2010

governing securitization documents, which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase request from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims.
Table 11 details the population of loans sold as whole-loans or in non-agency securitizations by entity and product together with the principal at-risk stratified by the number of payments the borrower made prior to default or becoming severely delinquent.

Table 11 Overview of Non-Agency Securitization and Whole Loan Balances – 2004-2008 Originations

	Principal Balance					Principal at Risk
		Outstanding	Outstanding				Borrower	Borrower	Borrower
	Original	Principal	Principal Balance	Defaulted			Made	Made	Made
(Dollars in billions)	Principal	Balance	180 Days or More	Principal	Principal at	Borrower Made	13 to 24	25 to 36	> 36
By Entity	Balance	12/31/2010	Past Due	Balance	Risk	< 13 Payments	Payments	Payments	Payments
Bank of America	$100	$34	$4	$3	$7	$1	$2	$2	$2
Countrywide	716	293	86	80	166	24	46	49	47
Merrill Lynch	65	22	7	10	17	3	4	3	7
First Franklin	82	23	7	19	26	4	6	4	12

Total (1, 2, 3)	$963	$372	$104	$112	$216	$32	$58	$58	$68

By Product

Prime	$302	$124	$16	$11	$27	$2	$6	$8	$11
Alt-A	172	82	22	21	43	7	12	12	12
Pay option	150	65	30	20	50	5	15	16	14
Subprime	245	82	36	43	79	16	19	17	27
Home Equity	88	18	–	16	16	2	5	5	4
Other	6	1	–	1	1	–	1	–	–

Total	$963	$372	$104	$112	$216	$32	$58	$58	$68

(1)	Includes $186 billion of original principal balance related to transactions with monoline participation.
(2)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were assumed.
(3)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

As of December 31, 2010, approximately 22 percent of the loans sold to non-GSEs that were originated from 2004 to 2008 have defaulted or are severely delinquent. As shown in Table 11, at least 25 payments have been made on approximately 58 percent of the loans included in principal at-risk. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of the loan’s default.
We believe the agreements for private-label securitizations generally contain less rigorous representations and warranties and generally impose higher burdens on investors seeking loan repurchases than the comparable agreements with the GSEs. For example, borrower fraud representations and warranties were generally not given in private-label securitizations. The following represent some of the typical private-label securitization transaction terms (which differ substantially from those provided in GSE transactions):

•	Representation of material compliance with underwriting guidelines (which often explicitly permit exceptions).
•	Few transactions contain a representation that there has been no fraud or material misrepresentation by a borrower or third party.
•	Many representations include materiality qualifiers.
•	Breach of representation must materially and adversely affect certificate holders’ interest in the loan.
•	No representation that the mortgage is of investment quality.
•	Offering documents included extensive disclosures, including detailed risk factors, description of underwriting practices and guidelines, and loan attributes.
•	Only parties to a pooling and servicing agreement (e.g., the trustee) can bring repurchase claims. Certificate holders cannot bring claims directly and do not have access to loan files. At least 25 percent of each tranche of certificate holders is generally required in order to direct a trustee to review loan files for potential claims. In addition, certificate holders must bear costs of a trustee’s loan file review.
•	Repurchase liability is generally limited to the seller.
These factors lead us to believe that only a portion of the principal at-risk with respect to loans included in private-label securitizations will be the subject of a repurchase request and only a portion of those requests would ultimately result in a repurchase. Although our experience with non-GSE claims remains limited, we expect additional activity in this area going forward and that the volume of repurchase claims from monolines, whole-loan investors and investors in private-label securitizations could increase in the future. It is reasonably possible that future losses may occur, and our estimate is that the upper range of possible loss related to non-GSE sales could be $7 billion to $10 billion over existing accruals. This estimate does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions that are subject to change. A significant portion of this estimate relates to loans originated through legacy Countrywide, and the repurchase liability is generally limited to the original seller of the loan. Future provisions and possible loss or range of loss may be impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters and may vary by counterparty. The resolution of the repurchase claims process with the non-GSE counterparties will likely be a protracted process, and we will vigorously contest any request for repurchase if we conclude that a valid basis for the repurchase claim does not exist.
The following discussion provides more detailed information related to non-GSE counterparties.

Monoline Insurers
Legacy companies have sold $185.6 billion of loans originated from 2004 through 2008 into monoline-insured securitizations, which are included in Table 11, including $106.2 billion of first-lien mortgages and $79.4 billion of

Bank of America 2010     55

second-lien mortgages. Of these balances, $45.8 billion of the first-lien mortgages and $48.5 billion of the second-lien mortgages have paid off and $32.9 billion of the first-lien mortgages and $14.5 billion of the second-lien mortgages have defaulted or are severely delinquent and are considered principal at-risk at December 31, 2010. At least 25 payments have been made on approximately 52 percent of the loans included in principal at-risk. Of the first-lien mortgages sold, $41.0 billion, or 39 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines typically insured one or more securities. Through December 31, 2010, we have received $5.6 billion of representations and warranties claims related to the monoline-insured transactions. Of these repurchase claims, $799 million have been resolved, with losses of $631 million. The majority of these resolved claims related to second-lien mortgages and $678 million of these claims were resolved through repurchase or indemnification while $121 million were rescinded by the investor or paid in full. At December 31, 2010, the unpaid principal balance of loans related to unresolved monoline repurchase requests was $4.8 billion, including $3.0 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $1.8 billion that are in the process of review. We have had limited experience with most of the monoline insurers in the repurchase process, which has constrained our ability to resolve the open claims with such counterparties. Also, certain monoline insurers have instituted litigation against legacy Countrywide and Bank of America, which limits our relationship with such monoline insurers and ability to enter into constructive dialogue to resolve the open claims. It is not possible at this time to reasonably estimate future repurchase obligations with respect to those monolines with whom we have limited repurchase experience and, therefore, no liability has been recorded in connection with these monolines, other than a liability for repurchase requests that are in the process of review and repurchase requests where we have determined that there are valid loan defects. However, certain other monoline insurers have engaged with us in a consistent repurchase process and we have used that experience to record a liability related to existing and projected future claims from such counterparties.

Whole Loan Sales and Private-label Securitizations
Legacy entities, and to a lesser extent Bank of America, sold loans in whole loan sales or via private-label securitizations with a total principal balance of $777.1 billion originated from 2004 through 2008, which are included in Table 11, of which $384.0 billion have been paid off and $169.0 billion have defaulted or are severely delinquent and are considered principal at-risk at December 31, 2010. At least 25 payments have been made on approximately 60 percent of the loans included in principal at-risk. We have received approximately $8.1 billion of representations and warranties claims from whole loan investors and private-label securitization investors related to these vintages, including $5.6 billion from whole loan investors, $800 million from one private-label securitization counterparty which were submitted prior to 2008 and $1.7 billion in recent demands from private-label securitization investors. Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly. The inclusion of the $1.7 billion in recent demands from private-label securitization investors does not mean that we believe these claims have satisfied the contractual thresholds required for these investors to direct the securitization trustee to take action or are otherwise procedurally or substantively valid. Additionally, certain private-label securitizations are insured by the monolines, which are not reflected in these figures regarding whole loan sales and private-label securitizations.
We have resolved $5.2 billion of the claims received from whole loan investors and private-label securitization investors with losses of $1.1 billion. Approximately $2.1 billion of these claims were resolved through repurchase or indemnification and $3.1 billion were rescinded by the investor. Claims outstanding related to these vintages totaled $2.9 billion at December 31, 2010, $1.1 billion of which we have reviewed and declined to repurchase based on an assessment of whether a material breach exists, $91 million of which are in the process of review and $1.7 billion of which are demands from private-label securitization investors received in the fourth quarter of 2010. The majority of the claims that we have received so far are from whole loan investors and until we have meaningful repurchase experiences with counterparties other than whole loan investors, it is not possible to determine whether a loss related to our private-label securitizations has occurred or is probable. However, certain whole loan investors have engaged with us in a consistent repurchase process and we have used that experience to record a liability related to existing and future claims from such counterparties.
On October 18, 2010, Countrywide Home Loans Servicing, LP (which changed its name to BAC Home Loans Servicing, LP), a wholly-owned subsidiary of the Corporation, received a letter, in its capacity as servicer on 115 private-label securitizations which was subsequently extended to 225 securitizations. The letter asserted breaches of certain servicing obligations, including an alleged failure to provide notice of breaches of representations and warranties with respect to mortgage loans included in the transactions. See Recent Events – Private-label Residential Mortgage-backed Securities Matters on page 35 for additional information.
See Complex Accounting Estimates – Representations and Warranties on page 112 for information related to our estimated liability for representations and warranties and corporate guarantees related to mortgage-related securitizations. For additional information regarding representations and warranties and disputes involving monolines, whole loan sales and private-label securitizations, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.

Regulatory Matters
Refer to Item 1A. Risk Factors for additional information on recent or proposed legislative and regulatory initiatives as well as other risks to which we are exposed, including among others, enhanced regulatory scrutiny or potential legal liability as a result of the recent financial crisis.

Financial Reform Act
On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act enacts sweeping financial regulatory reform and will alter the way in which we conduct certain businesses, increase our costs and reduce our revenues.

Background
The Financial Reform Act mandates that the Federal Reserve limit debit card interchange fees. Provisions in the legislation also ban banking organizations from engaging in proprietary trading and restrict their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions. The Financial Reform Act increases regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and requires clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants. The Financial Reform Act also changes the methodology for calculating deposit insurance assessments from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible capital; provides for resolution authority to establish a process to unwind large systemically important financial companies; creates a new regulatory body to set requirements regarding the terms and conditions of consumer financial products and expands the role of state regulators in enforcing consumer protection requirements over banks; includes new minimum leverage and risk-based

56     Bank of America 2010

capital requirements for large financial institutions; disqualifies trust preferred securities and other hybrid capital securities from Tier 1 capital; and requires securitizers to retain a portion of the risk that would otherwise be transferred into certain securitization transactions. Many of these provisions have begun to be phased-in or will be phased-in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.
The Financial Reform Act will continue to have a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions, as well as reduce available capital. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. For information on the impact of the Financial Reform Act on our credit ratings, see Liquidity Risk beginning on page 67.
The Financial Reform Act and other proposed regulatory initiatives may also have an adverse impact on capital. During 2010, the Basel Committee on Banking Supervision finalized rules on certain capital and liquidity measurements. For additional information on these rules, see Regulatory Capital – Regulatory Capital Changes beginning on page 64.

Debit Interchange Fees
The limits that the Financial Reform Act places on debit interchange fees will significantly reduce our debit card interchange revenues. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other credit card companies and card-issuing banks for processing electronic payment transactions. The legislation, which provides the Federal Reserve with authority over interchange fees received or charged by a card issuer, requires that fees must be “reasonable and proportional” to the costs of processing such transactions. The Federal Reserve considered the functional similarity between debit card transactions and traditional checking transactions and the incremental costs incurred by a card issuer in processing a particular debit card transaction. In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.
On December 16, 2010, the Federal Reserve issued a proposed rule that would establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions. The Federal Reserve requested comments on two alternative interchange fee standards that would apply to all covered issuers: one based on each issuer’s costs, with a safe harbor initially set at $0.07 per transaction and a cap initially set at $0.12 per transaction; and the other a stand-alone cap initially set at $0.12 per transaction. The Federal Reserve also requested comment on possible frameworks for an adjustment to the interchange fees to reflect certain issuer costs associated with fraud prevention. If the Federal Reserve adopts either of these proposed standards in the final rule, the maximum allowable interchange fee received by covered issuers for debit card transactions would be more than 70 percent lower than the 2009 average once the new rule takes effect on July 21, 2011. The proposed rule would also prohibit issuers and networks from restricting the number of networks over which debit card transactions may be processed. The Federal Reserve requested comment on two alternative approaches: one alternative would require at least two unaffiliated networks per debit card, and the other would require at least two unaffiliated networks per debit card for each type of cardholder authorization method (such as signature or PIN). Under both alternatives, the issuers and networks would be prohibited from inhibiting a merchant’s ability to direct the routing of debit card transactions over any network that the issuer enabled to process them.

As previously announced on July 16, 2010, as a result of the Financial Reform Act and its related rules and subject to final rulemaking over the next year, we believe that our debit card revenue will be adversely impacted beginning in the third quarter of 2011. Our consumer and small business card products, including the debit card business, are part of an integrated platform within the Global Card Services business segment. In 2010, our estimate of revenue loss due to the debit card interchange fee standards to be adopted under the Financial Reform Act was approximately $2.0 billion annually based on 2010 volumes. As a result, we recorded a non-tax deductible goodwill impairment charge for Global Card Services of $10.4 billion in 2010. We have identified other potential mitigation actions within Global Card Services, but they are in the early stages of development and some of them may impact other segments. The impairment charge, which is a non-cash item, had no impact on our reported Tier 1 and tangible equity ratios. If the Federal Reserve sets the final interchange fee standards at the lowest proposed fee alternative, as described above (i.e., $0.07 per transaction) the lower interchange revenue may result in additional impairment of goodwill in Global Card Services. In view of the uncertainty with model inputs including the final ruling, changes in the economic outlook and the corresponding impact to revenues and asset quality, and the impacts of mitigation actions, it is not possible to estimate the amount or range of amounts of additional goodwill impairment, if any, associated with changes to interchange fee standards. For more information on goodwill and the impairment charge, refer to Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements and Complex Accounting Estimates beginning on page 107.

Limitations on Certain Activities
We anticipate that the final regulations associated with the Financial Reform Act will include limitations on certain activities, including limitations on the use of a bank’s own capital for proprietary trading and sponsorship or investment in hedge funds and private equity funds (Volcker Rule). Regulations implementing the Volcker Rule are required to be in place by October 21, 2011, and the Volcker Rule becomes effective twelve months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives banking entities two years from the effective date (with opportunities for additional extensions) to bring activities and investments into conformance. In anticipation of the adoption of the final regulations, we have begun winding down our proprietary trading line of business. The ultimate impact of the Volcker Rule or the winding down of this business, and the time it will take to comply or complete, continues to remain uncertain. The final regulations issued may impose additional operational and compliance costs on us.

Derivatives
The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter (OTC) derivatives. The Financial Reform Act grants the U.S. Commodity Futures Trading Commission (CFTC) and the SEC substantial new authority and requires numerous rulemakings by these agencies. Generally, the CFTC and SEC have until July 16, 2011 to promulgate the rulemakings necessary to implement these regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

FDIC Deposit Insurance Assessments
Since the financial crisis began several years ago, an increasing number of bank failures has imposed significant costs on the FDIC in resolving those failures, and the regulator’s deposit insurance fund has been depleted. In order to

Bank of America 2010     57

maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased, and may increase in the future, assessment rates of insured institutions, including Bank of America.
Deposits placed at the U.S. Banks are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for non-interest bearing demand deposit accounts for a two-year period beginning on December 31, 2010 and ending on January 1, 2013. The FDIC administers the Deposit Insurance Fund, and all insured depository institutions are required to pay assessments to the FDIC that fund the Deposit Insurance Fund. The Financial Reform Act changed the methodology for calculating deposit insurance assessments from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011 the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act. The new regulation will be effective April 1, 2011 and will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments. We have identified potential mitigation actions, but they are in the early stages of development and we are not able to directly control the basis or the amount of premiums that we are required to pay for FDIC insurance or for other fees or assessment obligations imposed on financial institutions. Any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

CARD Act
On May 22, 2009, the CARD Act was signed into law. The majority of the CARD Act provisions became effective in February 2010. The CARD Act legislation contains comprehensive credit card reform related to credit card industry practices including significantly restricting banks’ ability to change interest rates and assess fees to reflect individual consumer risk, changing the way payments are applied and requiring changes to consumer credit card disclosures. The provisions of the CARD Act negatively impacted net interest income and card income during 2010, and are expected to negatively impact future net interest income due to the restrictions on our ability to reprice credit cards based on risk, and card income due to restrictions imposed on certain fees. The 2010 full-year decrease in revenue was approximately $1.5 billion.

Regulation E
On November 12, 2009, the Federal Reserve issued amendments to Regulation E which implements the Electronic Fund Transfer Act. The rules became effective on July 1, 2010 for new customers and August 16, 2010 for existing customers. These amendments limit the way we and other banks charge an overdraft fee for non-recurring debit card transactions that overdraw a consumer’s account unless the consumer affirmatively consents to the bank’s payment of overdrafts for those transactions. Under previously announced plans, we do not offer customers the opportunity to opt-in to overdraft services related to non-recurring debit card transactions. However, customers are able to opt-in on a withdrawal-by-withdrawal basis to access cash through the Bank of America ATM network where the bank is able to alert customers that the transaction may overdraw their account and result in a fee if they choose to proceed. The impact of Regulation E, which was in effect beginning in the third quarter and fully in effect in the fourth quarter of 2010, and our overdraft policy changes, which were in effect for the full year of 2010, was a reduction in service charges during 2010 of approximately $1.7 billion. In 2011, the incremental reduction to service charges related to Regulation E and overdraft policy changes is expected to be approximately $1.1 billion, or a full-year impact of approximately $2.8 billion, net of identified mitigation action.

U.K. Corporate Income Tax Rate
On July 27, 2010, the U.K. government enacted a law change reducing the corporate income tax rate by one percent effective for the 2011 U.K. tax financial year beginning on April 1, 2011. While this rate reduction favorably affects income tax expense on future U.K. earnings, it also required us to remeasure our U.K. net deferred tax assets using the lower tax rate, which resulted in a charge to income tax expense of $392 million in 2010. A future rate reduction of one percent per year is generally expected to be enacted in each of 2011, 2012 and 2013, which would result in a similar charge to income tax expense of nearly $400 million during each of the three years. The U.K. Treasury has asked for taxpayer views on whether the U.K. government should alternatively enact the full remaining three-percent reduction entirely during 2011, which would accelerate the possible charges into 2011 for a total of approximately $1.1 billion.

Final Regulatory Guidance on Consolidation
On January 21, 2010, the Federal Reserve, Office of the Comptroller of the Currency, FDIC and Office of Thrift Supervision (collectively, joint agencies) issued a final rule regarding risk-based capital requirements related to the impact of the adoption of new consolidation guidance. The impact on the Corporation on January 1, 2010 due to the new consolidation guidance and the final rule was an increase in risk-weighted assets of $21.3 billion and a reduction in capital of $9.7 billion. The overall impact of the new consolidation guidance and the final rule was a decrease in Tier 1 capital and Tier 1 common ratios of 76 bps and 73 bps. For more information, see Balance Sheet Overview – Impact of Adopting New Consolidation Guidance on page 29, Capital Management beginning on page 63 and Liquidity Risk beginning on page 67.

Payment Protection Insurance
In the U.K., the Corporation sells PPI through its Global Card Services business to credit card customers and has previously sold this insurance to consumer loan customers. In response to an elevated level of customer complaints of misleading sales tactics across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) has investigated and raised concerns about the way some companies have handled complaints relating to the sale of these insurance policies. In August 2010, the FSA issued a policy statement on the assessment and remediation of PPI claims which is applicable to the Corporation’s U.K. consumer businesses and is intended to address concerns among consumers and regulators regarding the handling of PPI complaints across the industry. The policy statement sets standards for the sale of PPI that apply to current and prior sales, and in the event a company does not or did not comply with the standards, it is alleged that the insurance was incorrectly sold, giving the customer rights to remedies. Given the new regulatory guidance, in 2010, the Corporation had a liability of $630 million based on its current claims history and an estimate of future claims that have yet to be asserted against the Corporation. For additional information on PPI, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements – Payment Protection Insurance Claims Matter on page 196.

U.K. Bank Levy
On June 22, 2010, the U.K. government announced that it intended to introduce an annual bank levy. Beginning in 2011, the bank levy will be payable on the consolidated liabilities, subject to certain exclusions and offsets, of U.K. group companies and U.K. branches of foreign banking groups as of each year-end balance sheet date. As currently proposed, the bank levy rate for 2011 and

58     Bank of America 2010

future years will be 0.075 percent per annum for certain short-term liabilities with a rate of 0.0375 percent per annum for longer maturity liabilities and certain deposits. The legislation is expected to be enacted in the third quarter of 2011. We currently estimate that the cost of the U.K. bank levy will be approximately $125 million annually beginning in 2011.

Regulatory Guidance on Collateral Dependent Loans
On February 23, 2010, regulators issued clarifying guidance, effective in the first quarter of 2010, on modified consumer real estate loans that specifies criteria required to demonstrate a borrower’s capacity to repay the modified loan. In connection with this guidance, we reviewed our modified consumer real estate loans and determined that a portion of these loans did not meet the criteria and, therefore, were deemed collateral dependent. The guidance requires that a modified loan deemed to be collateral dependent be written down to its estimated collateral value even if that loan is performing. The application of this guidance resulted in $1.0 billion of net charge-offs in 2010, of which $822 million were home equity, $207 million were residential mortgage and $9 million were discontinued real estate.

Making Home Affordable Program
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
As part of the MHA program, on April 28, 2009, the U.S. government announced intentions to create the second-lien modification program (2MP) that is designed to reduce the monthly payments on qualifying home equity loans and lines of credit under certain conditions, including completion of a HAMP modification on the first mortgage on the property. This program provides incentives to lenders to modify all eligible loans that fall under the guidelines of this program. Additional clarification on government guidelines for the program was announced early in 2010. On April 8, 2010, we began early implementation of the 2MP with the mailing of trial modification offers to eligible home equity customers. We will modify eligible second liens under this initiative regardless of whether the MHA modified “first lien” is serviced by the Corporation or another participating servicer.
On April 5, 2010, we implemented the Home Affordable Foreclosure Alternatives (HAFA) program, which is another addition to the HAMP that assists borrowers with non-retention options, such as short sale or deed-in-lieu options, instead of foreclosure. The HAFA program provides incentives to lenders to assist all eligible borrowers that fall under the guidelines of this program. Our first goal is to work with the borrower to determine if a loan modification or other homeownership retention solution is available before pursuing non-retention options such as short sales. Short sales are an important option for homeowners who are facing financial difficulty and do not have a viable option to remain in the home. HAFA’s short sale guidelines are designed to streamline and standardize the process and will be compatible with Bank of America’s new cooperative short sale program.
During 2010, 285,000 loan modifications were completed with a total unpaid principal balance of $65.7 billion, including 109,000 loans with a total unpaid principal amount of $25.5 billion that were converted from trial-period to permanent modifications under the MHA, which include HAMP first-lien modifications and 2MP second-lien modifications. In addition, on March 26, 2010, the U.S. government announced new changes to the MHA program guidelines that include principal forgiveness options to the HAMP for a sub-segment of qualified HAMP borrowers. The details around eligibility, forgiveness arrangements and the incentive structures are still being finalized. However, we implemented a forgiveness program on a subset of HAMP eligible products under the National Home Retention Program (NHRP) in 2010.
In addition to the programs described above, we have implemented several programs designed to help our customers. For information on these programs, refer to Credit Risk Management beginning on page 71. We will continue to help our customers address financial challenges through these government programs and our own home retention programs.

Stress Tests
The Corporation has established management routines to periodically conduct stress tests to evaluate potential impacts to the Corporation under hypothetical economic scenarios. These stress tests will facilitate our contingency planning and management of capital and liquidity. These processes were also used to conduct the recent secondary stress testing imposed by the Federal Reserve and were incorporated into the Capital Plan that was submitted as part of this request, which included a proposed modest increase in our common dividend in the second half of 2011. The results of these stress tests may influence bank regulatory supervisory requirements concerning the Corporation and may impact the amount or timing of dividends or distributions to the Corporation’s stockholders. For additional information, see Capital Management beginning on page 63 and Liquidity Risk beginning on page 67.

Other Matters
The Corporation has established guidelines and policies for managing capital across its subsidiaries. The guidance for the Corporation’s subsidiaries with regulatory capital requirements, including branch operations of banking subsidiaries, requires each entity to maintain satisfactory capital levels. This includes setting internal capital targets for the U.S. bank subsidiaries to exceed “well capitalized” levels.
The U.K. has adopted increased capital and liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K. In addition, the U.K. has proposed the creation and production of recovery and resolution plans (commonly referred to as living wills) by such entities. We are currently monitoring the impact of these initiatives.

Managing Risk

Overview
Risk is inherent in every activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risk. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings.
Strategic risk is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution, and/or other inherent risks of the business including reputational risk. Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rate movements. Liquidity risk is the inability to meet contractual and contingent financial obligations, on- or off-balance sheet, as they come due. Compliance risk is the risk that arises from the failure to adhere to laws, rules, regulations, or internal policies and procedures. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events. Reputational risk is the potential that negative publicity regarding an organization’s conduct or business practices will adversely affect its profitability, operations or customer base, or require costly

Bank of America 2010     59

litigation or other measures. Reputational risk is evaluated within all of the risk categories and throughout the risk management process, and as such is not discussed separately herein. The following sections, Strategic Risk Management beginning on page 62, Capital Management beginning on page 63, Liquidity Risk beginning on page 67, Credit Risk Management beginning on page 71, Market Risk Management beginning on page 100, Compliance Risk Management on page 106 and Operational Risk Management beginning on page 106, address in more detail the specific procedures, measures and analyses of the major categories of risk that we manage.
In choosing when and how to take risks, we evaluate our capacity for risk and seek to protect our brand and reputation, our financial flexibility, the value of our assets and the strategic potential of our Corporation. We intend to maintain a strong and flexible financial position that will allow us to successfully weather challenging economic times and take advantage of opportunities to grow. We also intend to focus on maintaining our relevance and value to customers, associates and shareholders. To achieve these objectives, we have built a comprehensive risk management culture and have implemented governance and control measures to maintain that culture.
Our risk management infrastructure is continually evolving to meet the heightened challenges posed by the increased complexity of the financial services industry and markets, by our increased size and global footprint, and by the financial crisis. We have a defined risk framework and clearly articulated risk appetite which is approved annually by the Corporation’s Board of Directors (the Board).
We take a comprehensive approach to risk management. Risk management planning is fully integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole as well as managing risk across the enterprise and within individual business units, products, services and transactions, and across all geographic locations. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities, by executive management and the Board.
Executive management assesses, and the Board oversees, the risk-adjusted returns of each business segment through review and approval of strategic and financial operating plans. By allocating economic capital to and establishing a risk appetite for a business segment, we seek to effectively manage the ability to take on risk. Economic capital is assigned to each business segment using a risk-adjusted methodology incorporating each segment’s stand-alone credit, market, interest rate and operational risk components, and is used to measure risk-adjusted returns. Businesses operate within their credit, market, compliance and operational risk standards and limits in order to adhere to the risk appetite. These limits are based on analyses of risk and reward in each line of business, and executive management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. The Board monitors financial performance, execution of the strategic and financial operating plans, compliance with the risk appetite and the adequacy of internal controls through its committees.
On December 14, 2010, the Board completed its annual review and approval of the Risk Framework and the Risk Appetite Statement for the Corporation. The Risk Framework defines the accountability of the Corporation and its associates and the Risk Appetite Statement defines the parameters under which we will take risk. Both documents are intended to enable us to maximize our long-term results and ensure the integrity of our assets and the quality of our earnings. The Risk Framework is designed to be used by our associates to understand risk management activities, including their individual roles and accountabilities. It also defines how risk management is integrated into our core business processes, and it defines the risk management governance structure, including management’s involvement. The risk management responsibilities of the lines of business, governance and control functions, and Corporate Audit are also clearly defined, and reflects how the

Board-approved risk appetite influences business and risk strategy. The risk management process contains four elements: identify and measure risk, mitigate and control risk, monitor and test risk, and report and review risk, and is applied across all business activities to enable an integrated and comprehensive review of risk consistent with the Board’s Risk Appetite Statement.

Risk Management Processes and Methods
To support our corporate goals and objectives, risk appetite, and business and risk strategies, we maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities, by management and the Board. All associates have accountability for risk management. Each associate’s risk management responsibilities falls into one of three major categories: lines of business, governance and control (Global Risk Management and enterprise control functions) and Corporate Audit.
Line of business managers and associates are accountable for identifying, managing and escalating attention, as appropriate, to all risks in their business units, including existing and emerging risks. Line of business managers must ensure that their business activities are conducted within the risk appetite defined by management and approved by the Board. The limits and controls for each business must be consistent with the Risk Appetite Statement. Line of business associates in client and customer facing businesses are responsible for day-to-day business activities, including developing and delivering profitable products and services, fulfilling customer requests and maintaining desirable customer relationships. These associates are accountable for conducting their daily work in accordance with policies and procedures. It is the responsibility of each associate to protect the Corporation and defend the interests of the shareholders.
Governance and control functions are comprised of Global Risk Management and the enterprise control functions. Global Risk Management is led by the Chief Risk Officer (CRO). The CRO leads senior management in managing risk, is independent from the Corporation’s lines of business and enterprise control functions, and maintains sufficient autonomy to develop and implement meaningful risk management measures. This position serves to protect the Corporation and its shareholders. The CRO reports to the Chief Executive Officer (CEO) and is the management team lead or a participant in Board-level risk governance committees. The CRO has the mandate to ensure that appropriate risk management practices are in place, effective and consistent with our overall business strategy and risk appetite. Global Risk Management is comprised of two types of risk teams, Enterprise Risk Teams and independent line of business risk teams, which report to the CRO and are independent from the lines of business and enterprise control functions.
Enterprise Risk Teams are responsible for setting and establishing enterprise policies, programs and standards, assessing program adherence, providing enterprise-level risk oversight, and reporting and monitoring for systemic and emerging risk issues. In addition, the Enterprise Risk Teams are responsible for monitoring and ensuring that risk limits are reasonable and consistent with the risk appetite. These risk teams also carry out risk-based oversight of the enterprise control functions.
Independent line of business risk teams are responsible for establishing policies, limits, standards, controls, metrics and thresholds within the defined corporate standards for the lines of business to which they are aligned. The independent line of business risk teams are responsible for ensuring that risk limits and standards are reasonable and consistent with the risk appetite.
Enterprise control functions are independent of the lines of business and have risk governance and control responsibilities for enterprise programs. In this role, they are responsible for setting policies, standards and limits; providing risk reporting; monitoring for systemic risk issues including existing, emerging and reputational; and implementing procedures and controls at the enterprise and line of business levels for their respective control functions. Enterprise control functions consist of the Chief Financial Officer group, Global

60     Bank of America 2010

Technology and Operations, Global Human Resources, Global Marketing and Corporate Affairs, and Legal.
The Corporate Audit function and the Corporate General Auditor maintain independence from the lines of business and governance and control functions by reporting directly to the Audit Committee of the Board. Corporate Audit provides independent assessment and validation through testing of key processes and controls across the Corporation. Corporate Audit provides an independent assessment of the Corporation’s management and internal control systems. Corporate Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and employees’ actions are in compliance with the Corporation’s policies, standards, procedures, and applicable laws and regulations.
To ensure that the Corporation’s goals and objectives, risk appetite, and business and risk strategies are achieved, we utilize a risk management process that is applied across the execution of all business activities. This risk management process, which is an integral part of our Risk Framework, enables the Corporation to review risk in an integrated and comprehensive manner across all risk categories and make strategic and business decisions based on that comprehensive view. Corporate goals and objectives and our risk appetite are established by management, approved by the Board, and are key drivers to setting business and risk strategy.
One of the key tools of the risk management process is the use of Risk and Control Self Assessments (RCSAs). RCSAs are the primary method for facilitating the management of Business Environment and Internal Control Factor (BEICF) data. The end-to-end RCSA process incorporates risk identification and assessment of the control environment; monitoring, reporting and escalating risk; quality assurance and data validation; and integration with the risk appetite. The RCSA process also incorporates documentation by either the line of business or enterprise control function of the business environment, risks, controls, and monitoring and reporting. This results in a comprehensive risk management view that enables understanding of and action on operational risks and controls for all of our processes, products, activities and systems.
The formal processes used to manage risk represent a part of our overall risk management process. Corporate culture and the actions of our associates are also critical to effective risk management. Through our Code of Ethics, we set a high standard for our associates. The Code of Ethics provides a framework for all of our associates to conduct themselves with the highest integrity in the delivery of our products or services to our customers. We instill a strong and comprehensive risk management culture through communications, training, policies, procedures, and organizational roles and responsibilities. Additionally, we continue to strengthen the link between the associate performance management process and individual compensation to encourage associates to work toward enterprise-wide risk goals.

Board Oversight of Risk
We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities, by management and the Board. The majority of our directors, including the Chairman of the Board, are considered independent and meet the requirements of our Director Independence Categorical Standards and the criteria for independence in the listing standards of the New York Stock Exchange. Also, all members of the Audit and Enterprise Risk Committees are independent and all members of the Credit Committee are non-management directors.
The Board is responsible for the oversight of the management of the Corporation. As part of its oversight, the Board oversees the management of the various types of risk faced by the Corporation. Our corporate risk management governance structure is designed to align the interests of the Board and management with those of our stockholders and to foster integrity throughout the Corporation.
The Board, under the leadership of its independent Chairman, oversees the management of the Corporation through the governance structure, which includes Board committees and management committees. The Board maintains standing committees to oversee risk. The committees with the majority of risk oversight responsibilities include the Credit, Enterprise Risk and Audit Committees.

Bank of America 2010     61

The figure below illustrates the inter-relationship between the Board, Board level committees and management level committees with the majority of risk oversight responsibilities for the Corporation.

(1) Compliance Risk activities, including Ethics Oversight, are required to be reviewed by the Audit Committee and Operational Risk activities are required to be reviewed by the Enterprise Risk Committee.
(2) The Disclosure Committee assists the CEO and CFO in fulfilling their responsibility for the accuracy and timeliness of the Corporation’s disclosures and reports the results of the process to the Audit Committee.

The Credit Committee is responsible for oversight of senior management’s identification and management of the Corporation’s credit exposures on an enterprise-wide basis, as well as the Corporation’s responses to trends affecting those exposures. The Credit Committee is also responsible for oversight of senior management’s actions relating to the adequacy of the allowance for credit losses and the Corporation’s credit-related policies.
The Enterprise Risk Committee is responsible for exercising oversight of senior management’s responsibility to identify the material risks facing the Corporation and oversight of senior management’s planning for and management of the Corporation’s material risks, including market risk, interest rate risk, liquidity risk, operational risk and reputational risk. The Enterprise Risk Committee also oversees senior management’s establishment of policies and guidelines articulating the Corporation’s risk tolerances for material categories of risk, the performance and functioning of the Corporation’s overall risk management function, and senior management’s establishment of appropriate systems that support control of market risk, interest rate risk and liquidity risk.
The Audit Committee is responsible for assisting the Board in overseeing the integrity of the Corporation’s Consolidated Financial Statements and the effectiveness of the Corporation’s system of internal controls and policies and procedures for managing and assessing risk, including compliance with legal and regulatory requirements. The Audit Committee also provides approval and direct oversight of the independent registered public accounting firm, including such firm’s assessment of management’s assertion of the effectiveness of the Corporation’s disclosure controls and procedures and the Corporation’s internal control over financial reporting; and oversight of such accountant’s appointment, compensation, qualifications and independence. The Audit Committee also oversees the corporate audit function.
The Credit, Enterprise Risk and Audit Committees provide enterprise-wide oversight of the Corporation’s management and handling of risk. Each of these three committees reports regularly to the Board on risk-related matters within its responsibilities and together they provide the Board with integrated, thorough insight about our management of strategic, credit, market, liquidity, compliance, legal, operational and reputational risks. At meetings of each Board committee and our Board, directors receive updates from management regarding all aspects of enterprise risk management, including our performance against our identified risk appetite.
Executive management develops for Board approval the Corporation’s Risk Framework, Risk Appetite Statement, and strategic and financial operating plans. Management and the Board, through the Credit, Enterprise Risk and Audit Committees, monitor financial performance, execution of the strategic and financial operating plans, compliance with the risk appetite, and the adequacy of internal controls.

Strategic Risk Management
Strategic risk is embedded in every line of business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. It is the risk that results from adverse business decisions,

62     Bank of America 2010

ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and/or other inherent risks of the business including reputational risk. In the financial services industry, strategic risk is high due to changing customer, competitive and regulatory environments. Our appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully considered in the context of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the Chief Executive Officer and executive management team. Significant strategic actions, such as material acquisitions or capital actions, are reviewed and approved by the Board.
Executive management and the Board approve a strategic plan every two to three years. Annually, executive management develops a financial operating plan and the Board reviews and approves the plan. With oversight by the Board, executive management ensures that the plans are consistent with the Corporation’s strategic plan, core operating tenets and risk appetite. The following are assessed in their reviews: forecasted earnings and returns on capital, the current risk profile, current capital and liquidity requirements, staffing levels and changes required to support the plan, stress testing results, and other qualitative factors such as market growth rates and peer analysis. With oversight by the Board, executive management performs similar analyses throughout the year, and defines changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize between achieving the targeted risk appetite and shareholder returns and maintaining the targeted financial strength.
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

Capital Management
Bank of America manages its capital position to maintain a strong and flexible financial position in order to perform through economic cycles, take advantage of organic growth opportunities, maintain ready access to financial markets, remain a source of financial strength for its subsidiaries, and return capital to its shareholders as appropriate.
To determine the appropriate level of capital, we assess the results of our Internal Capital Adequacy Assessment Process (ICAAP), the current economic and market environment, and feedback from investors, ratings agencies and regulators. Based upon this analysis we set capital guidelines for Tier 1 common capital and Tier 1 capital to ensure we can maintain an adequate capital position in a severe adverse economic scenario. We also target to maintain capital in excess of the capital required per our economic capital measurement process (see Economic Capital on page 66). Management and the Board annually approve a comprehensive Capital Plan which documents the ICAAP and related results, analysis and support for the capital guidelines, and planned capital actions and capital adequacy assessment.
The ICAAP incorporates capital forecasts, stress test results, economic capital, qualitative risk assessments and assessment of regulatory changes. We generate monthly regulatory capital and economic capital forecasts that are aligned to the most recent earnings, balance sheet and risk forecasts. We utilize quarterly stress tests to assess the potential impacts to earnings, capital and liquidity for a variety of economic stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in the forecasts, stress tests or economic capital. Given the significant proposed regulatory capital changes, we also regularly assess the potential capital impacts and monitor associated mitigation actions. Management continuously assesses ICAAP results and provides documented quarterly assessments of the adequacy of the capital guidelines and capital position to the Board.
Capital management is integrated into the risk and governance processes, as capital is a key consideration in development of the strategic plan, risk appetite and risk limits. Economic capital is allocated to each business unit and used to perform risk-adjusted return analysis at the business unit, client relationship and transaction level.

Regulatory Capital
As a financial services holding company, we are subject to the risk-based capital guidelines (Basel I) issued by the Federal Reserve. At December 31, 2010, we operated banking activities primarily under two charters: Bank of America, N.A. and FIA Card Services, N.A. which are subject to the risk-based capital guidelines issued by the Office of the Comptroller of the Currency (OCC). Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.
Tier 1 capital is calculated as the sum of “core capital elements.” The predominate components of core capital elements are qualifying common stockholders’ equity, any CES and qualifying noncumulative perpetual preferred stock. Also included in Tier 1 capital are qualifying trust preferred capital debt securities (Trust Securities), hybrid securities and qualifying non-controlling interest in subsidiaries which are subject to the rules governing “restricted core capital elements.” Goodwill, other disallowed intangible assets, disallowed deferred tax assets and the cumulative changes in fair value of all financial liabilities accounted for under a fair value option that are included in retained earnings and are attributable to changes in the company’s own creditworthiness are deducted from the sum of the core capital elements. Total capital is Tier 1 plus supplementary Tier 2 capital elements such as qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, and a portion of net unrealized gains on AFS marketable equity securities. Tier 1 common capital is not an official regulatory ratio, but was introduced by the Federal Reserve during the Supervisory Capital Assessment Program in 2009. Tier 1 common capital is Tier 1 capital less preferred stock, Trust Securities, hybrid securities and qualifying non-controlling interest in subsidiaries.
Risk-weighted assets are calculated for credit risk for all on- and off-balance sheet credit exposures and for market risk on trading assets and liabilities, including derivative exposures. Credit risk risk-weighted assets are calculated by assigning a prescribed risk-weight to all on-balance sheet assets and to the credit equivalent amount of certain off-balance sheet exposures. The risk-weight is defined in the regulatory rules based upon the obligor or guarantor type and collateral if applicable. Off-balance sheet exposures include financial guarantees, unfunded lending commitments, letters of credit and derivatives. Market risk risk-weighted assets are calculated using risk models for the trading account positions, including all foreign exchange and commodity positions regardless of the applicable accounting guidance. Under Basel I there are no risk-weighted assets calculated for operational risk. Any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets consistent with regulatory guidance.
For additional information on these and other regulatory requirements, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

Capital Composition and Ratios
On January 21, 2010, the joint agencies issued a final rule regarding the impact of the new consolidation guidance on risk-based capital. The incremental impact on January 1, 2010 was an increase in assets of $100.4 billion and risk-weighted assets of $21.3 billion and a reduction in Tier 1 common

Bank of America 2010     63

capital and Tier 1 capital of $9.7 billion. The overall effect of the new consolidation guidance and the final rule was a decrease in Tier 1 capital and Tier 1 common capital ratios of 76 bps and 73 bps on January 1, 2010.
We continued to strengthen capital in 2010 as evidenced by the $4.7 billion growth in Tier 1 common capital or $14.4 billion before the impact of the new consolidation guidance. The increase was driven by the $10.2 billion in earnings generated in 2010, excluding the goodwill impairment charges of $12.4 billion. Tier 1 capital and Total capital grew by $3.2 billion and $3.5 billion in 2010 or by $13.0 billion and $12.9 billion when adjusted for the impact of the new consolidation guidance.
Risk-weighted assets declined by $87 billion in 2010 including the impact of the new consolidation guidance. The risk-weighted asset reduction is consistent with our continued efforts to reduce non-core assets and legacy loan portfolios.
As a result of the increased capital position and reduced risk-weighted assets, the Tier 1 common capital ratio increased 79 bps to 8.60 percent, the Tier 1 capital ratio increased 84 bps to 11.24 percent and Total capital increased 111 bps to 15.77 percent in 2010. When adjusted for the impacts of the new consolidation guidance, the growth in the ratios was more significant.

The Tier 1 leverage ratio increased 33 bps to 7.21 percent, reflecting both the strengthening of the capital position previously mentioned and a $62 billion reduction in adjusted quarterly average total assets including the impact of the new consolidation guidance.
The $12.4 billion goodwill impairment charges recognized during 2010 did not impact the regulatory capital ratios.
The table below presents the Corporation’s capital ratios and related information at December 31, 2010 and 2009.

Table 12 Regulatory Capital

	December 31
(Dollars in billions)	2010	2009
Tier 1 common equity ratio	8.60%	7.81%
Tier 1 capital ratio	11.24	10.40
Total capital ratio	15.77	14.66
Tier 1 leverage ratio	7.21	6.88
Risk-weighted assets	$1,456	$1,543
Adjusted quarterly average total assets (1)	2,270	2,332

(1)	Reflects adjusted average total assets for the three months ended December 31, 2010 and 2009.

The table below presents the capital composition at December 31, 2010 and 2009.

Table 13 Capital Composition

	December 31
(Dollars in millions)	2010	2009
Total common shareholders’ equity	$211,686	$194,236
Goodwill	(73,861)	(86,314)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(6,846)	(8,299)
Net unrealized gains or losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	(4,137)	1,034
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,947	4,092
Exclusion of fair value adjustment related to structured notes (1)	2,984	2,981
Common Equivalent Securities	–	19,290
Disallowed deferred tax asset	(8,663)	(7,080)
Other	29	454

Total Tier 1 common capital	125,139	120,394

Preferred stock	16,562	17,964
Trust preferred securities	21,451	21,448
Noncontrolling interest	474	582

Total Tier 1 capital	163,626	160,388

Long-term debt qualifying as Tier 2 capital	41,270	43,284
Allowance for loan and lease losses	41,885	37,200
Reserve for unfunded lending commitments	1,188	1,487
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(24,690)	(18,721)
45 percent of the pre-tax net unrealized gains on AFS marketable equity securities	4,777	1,525
Other	1,538	907

Total capital	$229,594	$226,070

(1)	Represents loss on structured notes, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory purposes.

Regulatory Capital Changes
In June 2004, the Basel II Accord was published by the Basel Committee on Banking Supervision (the Basel Committee) with the intent of more closely aligning regulatory capital requirements with underlying risks, similar to economic capital. While economic capital is measured to cover unexpected losses, we also manage regulatory capital to adhere to regulatory standards of capital adequacy.
The Basel II Final Rule (Basel II) which was published in December 2007 established requirements for U.S. implementation of the Basel Committee’s Basel II Accord and provides detailed requirements for a new regulatory capital framework. This regulatory capital framework includes requirements related to credit and operational risk (Pillar 1), supervisory requirements

(Pillar 2) and disclosure requirements (Pillar 3). We began the Basel II parallel qualification period on April 1, 2010.
Designated U.S. financial institutions are required to complete a minimum parallel qualification period under Basel II of four consecutive successful quarters before receiving regulatory approval to report regulatory capital using the Basel II methodology and exiting the parallel period. During the parallel period, the resulting capital calculations under both the current risk-based capital rules (Basel I) and Basel II will be reported to the financial institutions’ regulatory supervisors. Once the parallel period is successfully completed and we have received approval to exit parallel, we will transition to Basel II as the methodology for calculating regulatory capital. Basel II provides for a three-year transitional floor subsequent to exiting parallel, after which Basel I may be discontinued. The Collins Amendment within the Financial

64     Bank of America 2010

Reform Act and the U.S. banking regulators’ subsequent Notice of Proposed Rulemaking published by the Federal Reserve on December 14, 2010 propose however that the current three-year transitional floors under Basel II be replaced with a permanent risk based capital floor as defined under Basel I.
On December 16, 2010, U.S. regulators issued a Notice of Proposed Rulemaking on the Risk-Based Capital Guidelines for Market Risk (Market Risk Rules), reflecting partial adoption of the Basel Committee’s July 2009 consultative document on the topic. We anticipate U.S. regulators will adopt the Market Risk Rules in mid-2011. This change is expected to significantly increase the capital requirements for our trading assets and liabilities, including derivatives exposures which meet the definition established by the regulatory agencies. We continue to evaluate the capital impact of the proposed rules and currently anticipate being fully compliant with any final rules by the projected implementation date of year-end 2011.
On December 16, 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (Basel III), proposing a January 2013 implementation date for Basel III. If implemented by U.S. regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of trust preferred securities from Tier 1 capital, with the Financial Reform Act proposing the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of other comprehensive income in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. The phase-in period for the capital deductions is proposed to occur in 20 percent increments from 2014 through 2018 with full implementation by December 31, 2018. The increase in capital requirements for counterparty credit risk is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. regulators are expected to begin the final rulemaking processes for Basel III in early 2011 and have indicated a goal to adopt final rules by year-end 2011 or early 2012. For additional information on our MSRs, refer to Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements. For additional information on deferred tax assets, refer to Note 21 – Income Taxes to the Consolidated Financial Statements.
If Basel III is implemented in the U.S. consistent with Basel Committee rules, beginning in January 2013, we would be required to maintain minimum capital ratio requirements of 6.0 percent for Tier 1 capital and 8.0 percent for Total capital. Basel III also includes a proposed minimum requirement for common equity Tier 1 capital of 3.5 percent beginning in 2013 which would increase to 4.5 percent in 2015. Basel III also includes three capital buffers which would be phased in over time and impact all three capital ratios. These buffers include a capital conservation buffer that would start at 0.63 percent in 2016 and increase to 2.5 percent in 2019. Thus, the minimum capital ratio requirements including the capital conservation buffer in 2019 would be 7.0 percent for common equity Tier 1 capital, 8.5 percent for Tier 1 capital and 10.5 percent for Total capital. If ratios fall below the minimum requirement plus the capital conservation buffer, such as 10.5 percent for Total capital, an institution would be required to restrict dividends, share repurchases and discretionary bonuses. Additionally, Basel III also includes a countercyclical buffer of up to 2.5 percent that regulators could require in periods of excess credit growth. The countercyclical buffer is to be comprised of loss-absorbing capital, such as common equity, and is meant to retain additional capital during periods of excess credit growth providing incremental protection in the event of a material market downturn. The ratios presented above do not include the third buffer requirement for systemically important financial institutions, which the Basel Committee continues to assess and has not yet quantified. The countercyclical and systemic buffers are scheduled to be phased in from 2013 through 2019. U.S. regulators are expected to begin the rulemaking processes for Basel III in early 2011 and have indicated a goal to adopt final rules by the end of 2011 or early 2012.
These regulatory changes also require approval by the agencies of analytical models used as part of our capital measurement and assessment, especially in the case of more complex models. If these more complex models are not approved, it could require financial institutions to hold additional capital, which in some cases could be significant.
We expect to maintain a Tier 1 common capital ratio in excess of eight percent as the regulatory rule changes are implemented without needing to raise new equity capital. We have made the implementation and mitigation of these regulatory changes a strategic priority. We also note there remains significant uncertainty on the final impacts as the U.S. has issued final rules only for Basel II and a Notice of Proposal Rulemaking for the Market Risk Rules at this time. Impacts may change as the U.S. finalizes rules and the regulatory agencies interpret the final rules for Basel III during the implementation process.

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
The table below presents regulatory capital information for Bank of America N.A. and FIA Card Services, N.A. at December 31, 2010 and 2009. The goodwill impairment charges recognized in 2010 did not impact the regulatory capital ratios.

Table 14 Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

	December 31
	2010		2009
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Tier 1
Bank of America, N.A.	10.78%	$114,345	10.30%	$111,916
FIA Card Services, N.A.	15.30	25,589	15.21	28,831
Total
Bank of America, N.A.	14.26	151,255	13.76	149,528
FIA Card Services, N.A.	16.94	28,343	17.01	32,244
Tier 1 leverage
Bank of America, N.A.	7.83	114,345	7.38	111,916
FIA Card Services, N.A.	13.21	25,589	23.09	28,831

The Bank of America, N.A. Tier 1 and Total capital ratio increased 48 bps to 10.78 percent and 50 bps to 14.26 percent at December 31, 2010 compared to December 31, 2009. The increase in the ratios was driven by $11.1 billion in earnings generated in 2010 combined with a $26.4 billion decline in risk-weighted assets. The Tier 1 leverage ratio increased 45 bps to 7.83 percent benefiting from the improvement in Tier 1 capital combined with a $56.0 billion

Bank of America 2010     65

decrease in adjusted quarterly average total assets. The reduction in risk-weighted assets and adjusted quarterly average total assets is consistent with our continued efforts to reduce non-core assets and legacy loan portfolios.
The FIA Card Services, N.A. Tier 1 capital ratio increased 9 bps to 15.30 percent and Total capital ratio decreased 7 bps to 16.94 percent compared to December 31, 2009. The increase in Tier 1 capital ratio was due to a decrease in risk-weighted assets of $22.3 billion. The decrease in the Total capital ratio was due to a reduction in Tier 2 capital resulting from a $390 million decrease in qualifying term subordinated debt combined with a net increase in the allowance for credit losses limitation of $269 million. The Tier 1 leverage ratio decreased to 13.21 percent at December 31, 2010 from 23.09 percent at December 31, 2009 due to a $68.9 billion increase in adjusted quarterly average total assets. The increase in adjusted quarterly average total assets was the result of the adoption of new consolidation guidance.

Broker/Dealer Regulatory Capital
Bank of America’s principal U.S. broker/dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of SEC Rule 15c3-1. Both entities are also registered as futures commission merchants and subject to the Commodity Futures Trading Commission (CFTC) Regulation 1.17.
MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At December 31, 2010, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $9.8 billion and exceeded the minimum requirement of $736 million by $9.1 billion. MLPCC’s net capital of $2.3 billion exceeded the minimum requirement by $2.1 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1 billion and notify the SEC in the event its tentative net capital is less than $5 billion. At December 31, 2010, MLPF&S had tentative net capital in excess of the minimum and notification requirements.

Economic Capital
Our economic capital measurement process provides a risk-based measurement of the capital required for unexpected credit, market and operational losses over a one-year time horizon at a 99.97 percent confidence level, consistent with a “AA” credit rating. Economic capital is allocated to each business unit based upon its risk positions and contribution to enterprise risk, and is used for capital adequacy, performance measurement and risk management purposes. The strategic planning process utilizes economic capital with the goal of allocating risk appropriately and measuring returns consistently across all businesses and activities.

Credit Risk Capital
Economic capital for credit risk captures two types of risks: default risk, which represents the loss of principal due to outright default or the borrower’s inability to repay an obligation in full, and migration risk, which represents potential loss in market value due to credit deterioration over the one-year capital time horizon. Credit risk is assessed and modeled for all on- and off-balance sheet credit exposures within sub-categories for commercial, retail, counterparty and investment securities. The economic capital methodology captures dimensions such as concentration and country risk and originated securitizations. The economic capital methodology is based on the probability of default, loss given default, exposure at default and maturity for each credit exposure, and the portfolio correlations across exposures. See page 71 for more information on Credit Risk Management.

Market Risk Capital
Market risk reflects the potential loss in the value of financial instruments or portfolios due to movements in foreign exchange and interest rates, credit spreads, and security and commodity prices. Bank of America’s primary market risk exposures are in its trading portfolio, equity investments, MSRs and the interest rate exposure of its core balance sheet. Economic capital is determined by utilizing the same models the Corporation used to manage these risks including, for example, Value-at-Risk, simulation, stress testing and scenario analysis. See page 100 for additional information on Market Risk Management.

Operational Risk Capital
We calculate operational risk capital at the business unit level using actuarial-based models and historical loss data. We supplement the calculations with scenario analysis and risk control assessments. See Operational Risk Management beginning on page 106 for more information.

Capital Actions
The Corporation held a special meeting of stockholders on February 23, 2010 at which we obtained stockholder approval of an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock from 10.0 billion to 11.3 billion. On February 24, 2010, approximately 1.3 billion shares of common stock were issued through the conversion of CES into common stock. For more information regarding this conversion, see Preferred Stock Issuances and Exchanges on page 67.
In January 2009, we issued approximately 1.4 billion shares of common stock in connection with the acquisition of Merrill Lynch. For additional information regarding the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity to the Consolidated Financial Statements. In addition, in 2009, we issued warrants to purchase approximately 199.1 million shares of common stock in connection with preferred stock issuances to the U.S. government. For more information, see Preferred Stock Issuances and Exchanges on page 67. In 2009, we issued 1.3 billion shares of common stock at an average price of $10.77 per share through an at-the-market issuance program resulting in gross proceeds of approximately $13.5 billion. In addition, during 2010 and 2009, we issued approximately 98.6 million and 7.4 million shares under employee stock plans.

Troubled Asset Relief Program – Related Asset Sales
We received notification from the Federal Reserve confirming that we fulfilled our commitment to increase equity by $3.0 billion through asset sales to be completed by December 31, 2010. The commitment was made in connection with the approval we received in December 2009 to repurchase the preferred stock that we issued as a result of our participation in the Troubled Asset Relief Program (TARP).
There were no common shares repurchased in 2010 except for shares acquired under equity incentive plans, as discussed in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K. Currently, there is no existing Board authorized share repurchase program. For more information regarding our common share issuances, see Note 15 – Shareholders’ Equity to the Consolidated Financial Statements.
We currently intend to modestly increase the common stock dividends in the second half of 2011 subject to approval by the Federal Reserve.

66     Bank of America 2010

Common Stock Dividends
The table below is a summary of our declared quarterly cash dividends on common stock during 2010 and through February 25, 2011.

Table 15 Common Stock Cash Dividend Summary

			Dividend
Declaration Date	Record Date	Payment Date	Per Share
January 26, 2011	March 4, 2011	March 25, 2011	$0.01
October 25, 2010	December 3, 2010	December 24, 2010	0.01
July 28, 2010	September 3, 2010	September 24, 2010	0.01
April 28, 2010	June 4, 2010	June 25, 2010	0.01
January 27, 2010	March 5, 2010	March 26, 2010	0.01

Preferred Stock Issuances and Exchanges
In 2009, we completed an offer to exchange outstanding depositary shares of portions of certain series of preferred stock up to approximately 200 million shares of common stock at an average price of $12.70 per share. In addition, we also entered into agreements with certain holders of other non-government perpetual preferred shares to exchange their holdings of approximately $10.9 billion aggregate liquidation preference of perpetual preferred stock into approximately 800 million shares of common stock. In total, the exchange offer and these privately negotiated exchanges covered the exchange of $14.8 billion aggregate liquidation preference of perpetual preferred stock into 1.0 billion shares of common stock. In 2009, we recorded an increase to retained earnings and net income applicable to common shareholders of $576 million related to these exchanges. This represents the net of a $2.6 billion benefit due to the excess of the carrying value of our non-convertible preferred stock over the fair value of the common stock exchanged. This was partially offset by a $2.0 billion inducement to convertible preferred shareholders representing the excess of the fair value of the common stock exchanged, which was accounted for as an induced conversion of convertible preferred stock, over the fair value of the common stock that would have been issued under the original conversion terms.
On December 2, 2009, we received approval from the U.S. Treasury and Federal Reserve to repay the U.S. government’s $45.0 billion preferred stock investment provided under TARP. In accordance with the approval, on December 9, 2009, we repurchased all outstanding shares of Cumulative Perpetual Preferred Stock Series N, Series Q and Series R issued to the U.S. Treasury as part of the TARP. While participating in the TARP we recorded $7.4 billion in dividends and accretion on the TARP Preferred Stock and repayment saved us approximately $3.6 billion in annual dividends and accretion. We did not repurchase the related common stock warrants issued to the U.S. Treasury in connection with its TARP investment. The U.S. Treasury auctioned these warrants in March 2010. For more detail on the TARP Preferred Stock, refer to Note 15 – Shareholders’ Equity to the Consolidated Financial Statements.
We repurchased the TARP Preferred Stock through the use of $25.7 billion in excess liquidity and $19.3 billion in proceeds from the sale of 1.3 billion units of CES valued at $15.00 per unit. The CES consisted of depositary shares representing interests in shares of Common Equivalent Junior Preferred Stock Series S (Common Equivalent Stock) and warrants (Contingent Warrants) to purchase an aggregate 60 million shares of the Corporation’s common stock. Each depositary share represented a 1/1,000th interest in a share of Common Equivalent Stock and each Contingent Warrant granted the holder the right to purchase 0.0467 of a share of a common stock for $0.01 per share. Each depositary share entitled the holder, through the depository, to a proportional fractional interest in all rights and preferences of the Common Equivalent Stock, including conversion, dividend, liquidation and voting rights.
The Corporation held a special meeting of stockholders on February 23, 2010 at which we obtained stockholder approval of an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock. Following effectiveness of the amendment, on February 24, 2010, the Common Equivalent Stock converted in full into our common stock and the Contingent Warrants automatically expired without becoming exercisable, and the CES ceased to exist.
On October 15, 2010, all of the outstanding shares of the mandatory convertible Preferred Stock, Series 2 and Series 3, of Merrill Lynch automatically converted into an aggregate of 50 million shares of the Corporation’s Common Stock in accordance with the terms of these preferred securities.
For more information on cash dividends declared on preferred stock, see Table III.

Enterprise-wide Stress Testing
As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts from our risk profile to earnings, capital and liquidity, and serve as a key component of our capital management practices. Scenarios are selected by a group comprised of senior line of business, risk and finance executives. Impacts to each line of business from each scenario are then determined and analyzed, primarily leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Risk Oversight Committee (ROC), Asset Liability Market Risk Committee (ALMRC) and the Board’s Enterprise Risk Committee, and serves to inform and be incorporated, along with other core business processes, into decision-making by management and the Board. We have made substantial investments to establish stress testing capabilities as a core business process.

Liquidity Risk

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
The Enterprise Risk Committee approves the Corporation’s liquidity policy and contingency funding plan, including establishing liquidity risk tolerance levels. The ALMRC, in conjunction with the Board and its committees, monitors our liquidity position and reviews the impact of strategic decisions on our liquidity. ALMRC is responsible for managing liquidity risks and ensuring exposures remain within the established tolerance levels. ALMRC delegates additional oversight responsibilities to the ROC, which reports to ALMRC. The ROC reviews and monitors our liquidity position, cash flow forecasts, stress testing scenarios and results, and implements our liquidity limits and guidelines. For more information, refer to Board Oversight of Risk beginning on page 61.
Under this governance framework, we have developed certain funding and liquidity risk management practices which include: maintaining excess

Bank of America 2010     67

liquidity at the parent company and selected subsidiaries, including our bank and broker/dealer subsidiaries; determining what amounts of excess liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.

Global Excess Liquidity Sources and Other Unencumbered Assets
We maintain excess liquidity available to the parent company and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets serve as our primary means of liquidity risk mitigation and we call these assets our “Global Excess Liquidity Sources.” Our cash is primarily on deposit with central banks, such as the Federal Reserve. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in entities that allow us to meet the liquidity requirements of our global businesses and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
Our global excess liquidity sources increased $122 billion to $336 billion at December 31, 2010 compared to $214 billion at December 31, 2009 and were maintained as presented in the table below. This increase was due primarily to liquidity generated by our bank subsidiaries through deposit growth, loan repayments combined with lower loan demand and other factors.

Table 16 Global Excess Liquidity Sources

	December 31
(Dollars in billions)	2010	2009
Parent company	$121	$99
Bank subsidiaries	180	89
Broker/dealers	35	26

Total global excess liquidity sources	$336	$214

As noted above, the excess liquidity available to the parent company is held in cash and high-quality, liquid, unencumbered securities and totaled $121 billion and $99 billion at December 31, 2010 and 2009. Typically, parent company cash is deposited overnight with Bank of America, N.A.
Our bank subsidiaries’ excess liquidity sources at December 31, 2010 and 2009 were $180 billion and $89 billion. These amounts are distinct from the cash deposited by the parent company, as described above. In addition to their excess liquidity sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe could also be used to generate liquidity, such as investment-grade ABS, MBS and municipal bonds. Another way our bank subsidiaries can generate incremental liquidity is by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically identified eligible assets was approximately $170 billion and $187 billion at December 31, 2010 and 2009. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and cannot be transferred to the parent company or nonbank subsidiaries.
Our broker/dealer subsidiaries’ excess liquidity sources at December 31, 2010 and 2009 consisted of $35 billion and $26 billion in cash and high-quality, liquid, unencumbered securities. Our broker/dealers also held significant amounts of other unencumbered securities we believe could also be used to generate additional liquidity, including investment-grade corporate securities and equities. Liquidity held in a broker/dealer subsidiary is only available to meet the obligations of that entity and cannot be transferred to the parent company or to any other subsidiary, often due to regulatory restrictions and minimum requirements.

Time to Required Funding and Stress Modeling
We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc., including certain unsecured debt instruments, primarily structured notes, which we may be required to settle for cash prior to maturity. The ALMRC has established a target for Time to Required Funding of 21 months. Time to Required Funding was 24 months at December 31, 2010 compared to 25 months at December 31, 2009.
We utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. These risk sensitive models have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the Time to Required Funding analysis.
We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. These scenarios incorporate market-wide and Corporation-specific events, including potential credit ratings downgrades for the parent company and our subsidiaries. We consider and utilize scenarios based on historical experience, regulatory guidance, and both expected and unexpected future events.
The types of contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to: upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals and reduced rollover of maturing term deposits by customers; increased draws on loan commitments and liquidity facilities; additional collateral that counterparties could call if our credit ratings were downgraded; collateral, margin and subsidiary capital requirements arising from losses; and potential liquidity required to maintain businesses and finance customer activities.
We consider all sources of funds that we could access during each stress scenario and focus particularly on matching available sources with corresponding liquidity requirements by legal entity. We also use the stress modeling results to manage our asset-liability profile and establish limits and guidelines on certain funding sources and businesses.

Basel III Liquidity Standards
In December 2010, the Basel Committee on Bank Supervision issued “International framework for liquidity risk measurement, standards and monitoring,” which includes two measures of liquidity risk. These two minimum liquidity measures were initially introduced in guidance in December 2009 and are considered part of Basel III.
The first liquidity measure is the Liquidity Coverage Ratio (LCR) which identifies the amount of unencumbered, high quality liquid assets a financial institution holds that can be used to offset the net cash outflows the institution would encounter under an acute 30-day stress scenario. The second

68     Bank of America 2010

liquidity measure is the Net Stable Funding Ratio (NSFR) which measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee expects the LCR to be implemented in January 2015 and the NSFR in January 2018, following observation periods beginning in 2012. We continue to monitor the development and the potential impact of these evolving proposals and expect to be able to meet the final requirements.

Diversified Funding Sources
We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor bases.
We fund a substantial portion of our lending activities through our deposit base which was $1.0 trillion and $992 billion at December 31, 2010 and 2009. Deposits are primarily generated by our Deposits, Global Commercial Banking, GWIM and GBAM segments. These deposits are diversified by clients, product type and geography. Certain of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources.
Certain consumer lending activities, primarily in our banking subsidiaries, may be funded through securitizations. Included in these consumer lending activities are the extension of mortgage, credit card, auto loans, home equity loans and lines of credit. If securitization markets are not available to us on favorable terms, we typically finance these loans with deposits or with wholesale borrowings. For additional information on securitizations, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Our trading activities are primarily funded on a secured basis through securities lending and repurchase agreements; these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.
Unsecured debt, both short- and long-term, is also an important source of funding. We may issue unsecured debt through syndicated U.S. registered offerings, U.S. registered and unregistered medium-term note programs, non-U.S. medium-term note programs, non-U.S. private placements, U.S. and non-U.S. commercial paper and through other methods. We distribute a significant portion of our debt offerings through our retail and institutional sales forces to a large, diversified global investor base. Maintaining relationships with our investors is an important aspect of our funding strategy. We may, from time to time, purchase outstanding Bank of America Corporation debt securities in various transactions, depending upon prevailing market conditions, liquidity and other factors. In addition, we may also make markets in our debt instruments to provide liquidity for investors.
In addition, our parent company, bank and broker-dealer subsidiaries regularly access short-term secured and unsecured markets through federal funds purchased, commercial paper and other short-term borrowings to support customer activities, short-term financing requirements and cash management.
At December 31, 2010, commercial paper and other short-term borrowings included $6.7 billion of VIEs that were consolidated in accordance with new consolidation guidance effective January 1, 2010. For average and year-end balance discussions, see Balance Sheet Overview beginning on page 29. For more information, see Note 12 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings to the Consolidated Financial Statements.
We issue the majority of our long-term unsecured debt at the parent company and Bank of America, N.A. During 2010, the parent company and Bank of America, N.A. issued $28.8 billion and $3.5 billion of long-term senior unsecured debt.
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
At December 31, 2010 and 2009, our long-term debt was in the currencies presented in the table below.

Table 17 Long-term Debt By Major Currency

	December 31
(Dollars in millions)	2010	2009
U.S. Dollar	$302,487	$281,692
Euros	87,482	99,917
Japanese Yen	19,901	19,903
British Pound	16,505	16,460
Australian Dollar	6,924	7,973
Canadian Dollar	6,628	4,894
Swiss Franc	3,069	2,666
Other	5,435	5,016

Total long-term debt	$448,431	$438,521

At December 31, 2010, the above table includes $71.0 billion of primarily U.S. Dollar long-term debt of VIEs that were consolidated in accordance with new consolidation guidance effective January 1, 2010.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, refer to Interest Rate Risk Management for Nontrading Activities beginning on page 103.
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

Bank of America 2010     69

earliest put or redemption date. We had outstanding structured notes of $61.1 billion and $57.0 billion at December 31, 2010 and 2009.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.
We participated in the FDIC’s Temporary Liquidity Guarantee Program (TLGP) which allowed us to issue senior unsecured debt that the FDIC guaranteed in return for a fee based on the amount and maturity of the debt. At December 31, 2010, we had $27.5 billion outstanding under the program. We no longer issue debt under this program and all of our debt issued under TLGP will mature by June 30, 2012. Under this program, our debt received the highest long-term ratings from the major credit ratings agencies which resulted in a lower total cost of issuance than if we had issued non-FDIC guaranteed long-term debt. The associated FDIC fee for the 2009 issuances was $554 million and is being amortized into expense over the stated term of the debt.
For additional information on debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements.

Contingency Planning
We maintain contingency funding plans that outline our potential responses to liquidity stress events at various levels of severity. These policies and plans are based on stress scenarios and include potential funding strategies, and communication and notification procedures that we would implement in the event we experienced stressed liquidity conditions. We periodically review and test the contingency funding plans to validate efficacy and assess readiness.
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

Credit Ratings
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings.
Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control, such as ratings agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally. In light of the recent difficulties in the financial services industry and financial markets, there can be no assurance that we will maintain our current ratings.
During 2009 and 2010, the ratings agencies took numerous actions, many of which were negative, to adjust our credit ratings and the outlooks for those ratings. Currently, Bank of America Corporation’s long-term senior debt and outlook expressed by the ratings agencies are as follows: A2 (negative) by Moody’s Investors Services, Inc. (Moody’s), A (negative) by Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (S&P), and A+ (Rating Watch Negative) by Fitch, Inc. (Fitch). Bank of America, N.A.’s long-term debt and outlook currently are as follows: A+ (negative), Aa3 (negative) and A+ (Rating Watch Negative) by those same three credit ratings agencies, respectively. The ratings agencies have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. All three ratings agencies, however, have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support for reasons arising from financial services regulatory reform proposals or legislation. In February 2010, S&P affirmed our current credit ratings but revised the outlook to negative from stable based on its belief that it is less certain whether the U.S. government would be willing to provide extraordinary support. On July 27, 2010, Moody’s affirmed our current ratings but revised the outlook to negative from stable due to its expectation for lower levels of government support over time as a result of the passage of the Financial Reform Act. Also, on October 22, 2010, Fitch placed our credit ratings on Rating Watch Negative from stable outlook due to proposed rulemaking that could negatively impact its assessment of future systemic government support. Other factors that influence our credit ratings include changes to the ratings agencies’ methodologies, the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.
A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. Under the terms of certain OTC derivatives contracts and other trading agreements, in the event of a credit ratings downgrade, the counterparties to those agreements may require us to provide additional collateral or to terminate these contracts or agreements. Such collateral calls or terminations could cause us to sustain losses, impair our liquidity, or both, by requiring us to provide the counterparties with additional collateral in the form of cash or highly liquid securities. If Bank of America Corporation’s or Bank of America, N.A.’s commercial paper or short-term credit ratings (which currently have the following ratings: P-1 by Moody’s, A-1 by S&P and F1+ by Fitch) were downgraded by one or more levels, the potential loss of short-term funding sources such as commercial paper or repo financing and effect on our incremental cost of funds would be material. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 4 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors.
The credit ratings of Merrill Lynch & Co., Inc. from the three major credit ratings agencies are the same as those of Bank of America Corporation. The major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America Corporation’s credit ratings.

70     Bank of America 2010

Credit Risk Management
Credit quality continued to show improvement during 2010; although, net charge-offs, and nonperforming loans, leases and foreclosed properties remained elevated. Signs of economic stability and our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across almost all portfolios along with risk rating improvements in the commercial portfolio. Global and national economic uncertainty, regulatory initiatives and reform, however, continued to weigh on the credit portfolios through December 31, 2010. For more information, see 2010 Economic and Business Environment on page 25. Credit metrics were also impacted by loans added to the balance sheet on January 1, 2010 in connection with the adoption of new consolidation guidance.
Credit risk is the risk of loss arising from the inability of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivative and credit extension commitments, see Note 4 – Derivatives and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.
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
Since January 2008, and through 2010, Bank of America and Countrywide have completed nearly 775,000 loan modifications with customers. During 2010, we completed nearly 285,000 customer loan modifications with a total unpaid principal balance of approximately $65.7 billion, which included 109,000 customers who converted from trial period to permanent modifications under the government’s MHA program. Of the loan modifications completed in 2010, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications during the year include a combination of rate reduction and capitalization of past due amounts which represent 68 percent of the volume of modifications completed in 2010, while principal forbearance represented 15 percent and capitalization of past due amounts represented nine percent. We also provide rate reductions, rate and payment extensions, principal forgiveness and other actions. These modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 81 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
On October 1, 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in judicial states. On October 8, 2010, we stopped foreclosure sales in all states in order to complete an assessment of the related business processes. As a result of that assessment, we identified and began implementing process and control enhancements and we intend to monitor ongoing quality results of each process. After these enhancements were put in place, we resumed foreclosure sales in most non-judicial states during the fourth quarter of 2010, and expect sales to resume in the remaining non-judicial states in the first quarter of 2011. The process of preparing affidavits in pending proceedings in judicial states is expected to continue into the first quarter of 2011 and could result in prolonged adversary proceedings that delay certain foreclosure sales. We took these precautionary steps in order to ensure our processes for handling foreclosures include the appropriate controls and quality assurance. These initiatives further support our credit risk management and mitigation efforts. For more information, see Recent Events beginning on page 33.
Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. Risks and ongoing concerns about the debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on the global economic recovery, including the impact of non-sovereign debt in these countries. For more information on our direct sovereign and non-sovereign exposures in these countries, see Non-U.S. Portfolio beginning on page 94.
The Financial Accounting Standards Board (FASB) issued new disclosure guidance, effective on a prospective basis for the Corporation’s 2010 year-end reporting, that addresses disclosure of loans and other financing receivables and the related allowance. The new disclosure guidance defines a portfolio segment as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s portfolio segments are home loans, credit card and other consumer, and commercial. The classes within the home loans portfolio segment are residential mortgage, home equity and discontinued real estate. The classes within the credit card and other consumer portfolio segment are U.S. credit card, non-U.S. credit card, direct/indirect consumer and other consumer. The classes within the commercial portfolio segment are U.S. commercial, commercial real estate, commercial lease financing, non-U.S. commercial and U.S. small business commercial. Under this new disclosure guidance, the allowance is presented by portfolio segment.

Bank of America 2010     71

Consumer Portfolio Credit Risk Management
Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used, in part, to help determine both new and existing credit decisions, portfolio management strategies including authorizations and line management, collection practices and strategies, determination of the allowance for loan and lease losses, and economic capital allocations for credit risk.
For information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Consumer Credit Portfolio
Although unemployment rates remained at elevated levels, improvement in the U.S. economy and stabilization in the labor markets during 2010 resulted in lower losses and lower delinquencies in almost all consumer portfolios during 2010 when compared to 2009 on a managed basis. However, economic deterioration throughout 2009 and weakness in the economic recovery in 2010 drove continued stress in the housing markets and tighter availability of credit in the market place resulting in elevated net charge-offs in most portfolios. In addition, during 2010, our consumer real estate portfolios were impacted by net charge-offs on certain modified loans deemed to be collateral dependent pursuant to clarification of regulatory guidance. For more information on regulatory guidance on collateral dependent modified loans, see Regulatory Matters beginning on page 56.
Under the new consolidation guidance, we consolidated all previously off-balance sheet securitized credit card receivables along with certain home equity and auto loan securitization trusts. The 2010 consumer credit card credit quality statistics include the impact of consolidation of VIEs. The following tables include the December 31, 2009 balances as well as the January 1, 2010 balances to show the impact of the adoption of the new consolidation guidance. Accordingly, the December 31, 2010 credit quality statistics under the new consolidation guidance should be compared to the amounts presented in the January 1, 2010 column.
The table below presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were written down to fair value upon acquisition. In addition to being included in the “Outstandings” columns in the table below, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. Loans that were acquired from Merrill Lynch were recorded at fair value including those that were considered credit-impaired upon acquisition. The Merrill Lynch consumer PCI loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios and is, therefore, excluded from the “Countrywide Purchased Credit-impaired Loan Portfolio” column and the following discussion. For additional information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio beginning on page 78 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio shown below.

Table 18 Consumer Loans

				Countrywide Purchased
				Credit-impaired Loan
				Portfolio
	Outstandings
				December 31
	December 31	January 1	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009	2010 (1)	2009
Residential mortgage (2)	$257,973	$242,129	$242,129	$10,592	$11,077
Home equity	137,981	154,202	149,126	12,590	13,214
Discontinued real estate (3)	13,108	14,854	14,854	11,652	13,250
U.S. credit card	113,785	129,642	49,453	n/a	n/a
Non-U.S. credit card	27,465	31,182	21,656	n/a	n/a
Direct/Indirect consumer (4)	90,308	99,812	97,236	n/a	n/a
Other consumer (5)	2,830	3,110	3,110	n/a	n/a

Total	$643,450	$674,931	$577,564	$34,834	$37,541

(1)	Balances reflect the impact of new consolidation guidance. Adoption of the new consolidation guidance did not impact the Countrywide PCI loan portfolio.
(2)	Outstandings include non-U.S. residential mortgages of $90 million and $552 million at December 31, 2010 and 2009.
(3)	Outstandings include $11.8 billion and $13.4 billion of pay option loans and $1.3 billion and $1.5 billion of subprime loans at December 31, 2010 and 2009. We no longer originate these products.
(4)	Outstandings include dealer financial services loans of $42.9 billion and $41.6 billion, consumer lending loans of $12.9 billion and $19.7 billion, U.S. securities-based lending margin loans of $16.6 billion and $12.9 billion, student loans of $6.8 billion and $10.8 billion, non-U.S. consumer loans of $8.0 billion and $8.0 billion and other consumer loans of $3.1 billion and $4.2 billion at December 31, 2010 and 2009, respectively.
(5)	Outstandings include consumer finance loans of $1.9 billion and $2.3 billion, other non-U.S. consumer loans of $803 million and $709 million and consumer overdrafts of $88 million and $144 million at December 31, 2010 and 2009.
n/a = not applicable

72     Bank of America 2010

The table below presents our accruing consumer loans past due 90 days or more and our consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans insured by the FHA are reported as accruing as opposed to nonperforming since the principal repayment is insured by the FHA. FHA insured loans accruing past due 90 days or more are primarily related to our purchases of delinquent loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loans even though the customer may be contractually past due.

Table 19 Consumer Credit Quality

	Accruing Past Due 90 Days or More			Nonperforming
	December 31	January 1	December 31	December 31	January 1	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009	2010 (1)	2010 (1)	2009
Residential mortgage (2, 3)	$16,768	$11,680	$11,680	$17,691	$16,596	$16,596
Home equity (2)	–	–	–	2,694	4,252	3,804
Discontinued real estate (2)	–	–	–	331	249	249
U.S. credit card	3,320	5,408	2,158	n/a	n/a	n/a
Non-U.S. credit card	599	814	515	n/a	n/a	n/a
Direct/Indirect consumer	1,058	1,492	1,488	90	86	86
Other consumer	2	3	3	48	104	104

Total	$21,747	$19,397	$15,844	$20,854	$21,287	$20,839

(1)	Balances reflect the impact of new consolidation guidance.
(2)	Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except Countrywide PCI loans and FHA loans as referenced in footnote (3).
(3)	At December 31, 2010 and 2009, balances accruing past due 90 days or more represent loans insured by the FHA. These balances include $8.3 billion and $2.2 billion of loans that are no longer accruing interest or interest has been curtailed by the FHA although principal is still insured and $8.5 billion and $9.5 billion of loans that were still accruing interest. Our policy is to classify delinquent consumer loans secured by real estate and insured by the FHA as accruing past due 90 days or more.
n/a = not applicable

Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 3.38 percent (0.90 percent excluding the Countrywide PCI and FHA insured loan portfolios) and 2.74 percent (0.79 percent excluding the Countrywide PCI and FHA insured loan portfolios) at December 31, 2010 and 2009. Nonperforming consumer loans as a percentage of outstanding consumer loans were

3.24 percent (3.76 percent excluding the Countrywide PCI and FHA insured loan portfolios) and 3.61 percent (3.95 percent excluding the Countrywide PCI and FHA insured loan portfolios) at December 31, 2010 and 2009.
The table below presents net charge-offs and related ratios for our consumer loans and leases for 2010 and 2009 (managed basis for 2009).

Table 20 Consumer Net Charge-offs, Net Losses and Related Ratios

	Net Charge-offs		Net Charge-offs (1, 2)
(Dollars in millions)	2010	2009	2010	2009
Held basis
Residential mortgage	$3,670	$4,350	1.49%	1.74%
Home equity	6,781	7,050	4.65	4.56
Discontinued real estate	68	101	0.49	0.58
U.S. credit card	13,027	6,547	11.04	12.50
Non-U.S. credit card	2,207	1,239	7.88	6.30
Direct/Indirect consumer	3,336	5,463	3.45	5.46
Other consumer	261	428	8.89	12.94

Total held	$29,350	$25,178	4.51	4.22

	Net Losses		Net Losses (1)
Supplemental managed basis data
U.S. credit card	n/a	$16,962	n/a	12.07
Non-U.S. credit card	n/a	2,223	n/a	7.43

Total credit card – managed	n/a	$19,185	n/a	11.25

(1)	Net charge-off and net loss ratios are calculated as held net charge-offs or managed net losses divided by average outstanding held or managed loans and leases.
(2)	Net charge-off ratios excluding the Countrywide PCI and FHA insured loan portfolio were 1.79 percent and 1.83 percent for residential mortgage, 5.10 percent and 5.00 percent for home equity, 4.20 percent and 5.57 percent for discontinued real estate and 5.02 percent and 4.53 percent for the total held portfolio for 2010 and 2009. These are the only product classifications materially impacted by the Countrywide PCI loan portfolio for 2010 and 2009. For all loan and lease categories, the net charge-offs were unchanged.
n/a = not applicable

We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI and FHA insured loan portfolios is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that is adjusted to exclude the impact of the Countrywide PCI and FHA insured loan portfolios. In addition, beginning on page 78, we separately disclose information on the Countrywide PCI loan portfolio.

Bank of America 2010     73

Residential Mortgage
The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 40 percent of consumer loans at December 31, 2010. Approximately 14 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our affluent clients. The remaining portion of the portfolio is mostly in All Other and is comprised of both residential loans originated for our customers and used in our overall ALM activities as well as purchased loans.
Outstanding balances in the residential mortgage portfolio increased $15.8 billion at December 31, 2010 compared to December 31, 2009 as new FHA insured origination volume was partially offset by paydowns, the sale of First Republic, transfers to foreclosed properties and charge-offs. In addition, FHA repurchases of delinquent loans pursuant to our servicing agreements with GNMA also increased the residential mortgage portfolio during 2010. At December 31, 2010 and 2009, the residential mortgage portfolio included $53.9 billion and $12.9 billion of outstanding loans that were insured by the FHA. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of FHA insurance. The table below presents certain residential mortgage key credit statistics on both a reported basis and excluding the Countrywide PCI and FHA insured loan portfolios. We believe the presentation of information adjusted to exclude the impacts of the Countrywide PCI and FHA insured loan portfolios is more representative of the credit risk in this portfolio. For more information on the Countrywide PCI loan portfolio, see the discussion beginning on page 78.

Table 21 Residential Mortgage – Key Credit Statistics

	December 31
			Excluding Countrywide Purchased Credit-impaired
			and
	Reported Basis		FHA Insured Loans
(Dollars in millions)	2010	2009	2010	2009
Outstandings	$257,973	$242,129	$193,435	$218,147
Accruing past due 90 days or more	16,768	11,680	n/a	n/a
Nonperforming loans	17,691	16,596	17,691	16,596
Percent of portfolio with refreshed LTVs greater than 90 but less than 100	15%	12%	10%	11%
Percent of portfolio with refreshed LTVs greater than 100	32	27	23	23
Percent of portfolio with refreshed FICOs below 620	20	17	14	12
Percent of portfolio in the 2006 and 2007 vintages	32	42	38	42
Net charge-off ratio	1.49	1.74	1.79	1.83

n/a = not applicable

The following discussion presents the residential mortgage portfolio excluding the Countrywide PCI and FHA insured loan portfolios.
We have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles and long-term standby agreements with FNMA and FHLMC as described in Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. At December 31, 2010 and 2009, the synthetic securitization vehicles referenced $53.9 billion and $70.7 billion of residential mortgage loans and provided loss protection up to $1.1 billion and $1.4 billion. At December 31, 2010 and 2009, the Corporation had a receivable of $722 million and $1.0 billion from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio for 2010 would have been reduced by seven bps compared to 27 bps for 2009. Synthetic securitizations and the protection provided by FNMA and FHLMC together mitigated risk on 35 percent of our residential mortgage portfolio at both December 31, 2010 and 2009. These credit protection agreements reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At December 31, 2010 and 2009, these transactions had the cumulative effect of reducing our risk-weighted assets by $8.6 billion and $16.8 billion, and increased our Tier 1 capital ratio by seven bps and 11 bps and our Tier 1 common capital ratio by five bps and eight bps. At December 31, 2010 and 2009, $14.3 billion and $6.6 billion in loans were protected by long-term standby agreements. The Corporation does not record an allowance for credit losses on loans protected by these long-term standby agreements.

Nonperforming residential mortgage loans increased $1.1 billion compared to December 31, 2009 as new inflows, which continued to slow in 2010 due to favorable delinquency trends, continued to outpace nonperforming loans returning to performing status, charge-offs, and paydowns and payoffs. At December 31, 2010, $12.7 billion, or 72 percent, of the nonperforming residential mortgage loans were 180 days or more past due and had been written down to the fair value of the underlying collateral. Net charge-offs decreased $680 million to $3.7 billion in 2010, or 1.79 percent of total average residential mortgage loans compared to 1.83 percent for 2009 driven primarily by favorable delinquency trends which were due in part to improvement in the U.S. economy. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns, the sale of First Republic and charge-offs.
Certain risk characteristics of the residential mortgage portfolio continued to contribute to higher losses. These characteristics include loans with a high refreshed loan-to-value (LTV), loans originated at the peak of home prices in 2006 and 2007, loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced, as well as interest-only loans. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised five percent and seven percent of the residential mortgage portfolio at December 31, 2010 and 2009, but accounted for 26 percent of the residential mortgage net charge-offs in 2010 compared to 31 percent in 2009.

74     Bank of America 2010

Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 10 percent and 11 percent of the residential mortgage portfolio at December 31, 2010 and 2009. Loans with a refreshed LTV greater than 100 percent represented 23 percent of the residential mortgage loan portfolio at both December 31, 2010 and 2009. Of the loans with a refreshed LTV greater than 100 percent, 88 percent were performing at both December 31, 2010 and 2009. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration from the weakened economy. Loans to borrowers with refreshed FICO scores below 620 represented 14 percent and 12 percent of the residential mortgage portfolio at December 31, 2010 and 2009.

The 2006 and 2007 vintage loans, which represented 38 percent and 42 percent of our residential mortgage portfolio at December 31, 2010 and 2009, have higher refreshed LTVs and accounted for 67 percent and 69 percent of nonperforming residential mortgage loans at December 31, 2010 and 2009. These vintages of loans accounted for 77 percent of residential mortgage net charge-offs during 2010 and 75 percent during 2009.
The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. California and Florida combined represented 42 percent of outstandings and 48 percent of nonperforming loans at December 31, 2010. These states accounted for 54 percent of the net charge-offs for 2010 compared to 58 percent for 2009. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both December 31, 2010 and 2009, but comprised only seven percent of net charge-offs for both 2010 and 2009.

Table 22 Residential Mortgage State Concentrations

	December 31				Year Ended December 31
	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	2010	2009	2010	2009	2010	2009
California	$68,341	$81,508	$6,389	$5,967	$1,392	$1,726
Florida	13,616	15,088	2,054	1,912	604	796
New York	12,545	15,752	772	632	44	66
Texas	9,077	9,865	492	534	52	59
Virginia	6,960	7,496	450	450	72	89
Other U.S./Non-U.S.	82,896	88,438	7,534	7,101	1,506	1,614

Total residential mortgage loans (1)	$193,435	$218,147	$17,691	$16,596	$3,670	$4,350

Total FHA insured loans	53,946	12,905
Total Countrywide purchased credit-impaired residential mortgage portfolio	10,592	11,077

Total residential mortgage loan portfolio	$257,973	$242,129

(1)	Amount excludes the Countrywide PCI residential mortgage and FHA insured loan portfolios.

Of the residential mortgage loans, $62.5 billion, or 32 percent, at December 31, 2010 are interest-only loans of which 87 percent were performing. Nonperforming balances on interest-only residential mortgage loans were $8.0 billion, or 45 percent of total nonperforming residential mortgages. Additionally, net charge-offs on the interest-only portion of the portfolio represented 53 percent of the total residential mortgage net charge-offs during 2010.
The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At December 31, 2010, our CRA portfolio was eight percent of the residential mortgage loan balances but comprised 17 percent of nonperforming residential mortgage loans. This portfolio also represented 23 percent of residential mortgage net charge-offs during 2010.
For information on representations and warranties related to our residential mortgage portfolio, see Representations and Warranties beginning on page 52 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Home Equity
The home equity portfolio makes up 21 percent of the consumer portfolio and is comprised of home equity lines of credit, home equity loans and reverse mortgages. At December 31, 2010, approximately 88 percent of the home equity portfolio was included in Home Loans & Insurance, while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $11.1 billion at December 31, 2010 compared to December 31, 2009 due to charge-offs, paydowns and the sale of First Republic, partially offset by the adoption of new consolidation guidance, which resulted in the consolidation of $5.1 billion of home equity loans on January 1, 2010. Of the loans in the home equity portfolio at December 31, 2010 and 2009, $24.8 billion and $26.0 billion, or 18 percent for both periods, were in first-lien positions (20 percent and 19 percent excluding the Countrywide PCI home equity loan portfolio). For more information on the Countrywide PCI home equity loan portfolio, see the discussion beginning on page 78.
Home equity unused lines of credit totaled $80.1 billion at December 31, 2010 compared to $92.7 billion at December 31, 2009. This decrease was due primarily to account attrition as well as line management initiatives on deteriorating accounts and the sale of First Republic, which more than offset new production. The home equity line of credit utilization rate was 59 percent at December 31, 2010 compared to 57 percent at December 31, 2009.

Bank of America 2010     75

The table below presents certain home equity key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impacts of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.

Table 23 Home Equity – Key Credit Statistics

	December 31
			Excluding Countrywide Purchased Credit-
	Reported Basis		impaired Loans
(Dollars in millions)	2010	2009	2010	2009
Outstandings	$137,981	$149,126	$125,391	$135,912
Nonperforming loans	2,694	3,804	2,694	3,804
Percent of portfolio with refreshed CLTVs greater than 90 but less than 100	11%	12%	11%	12%
Percent of portfolio with refreshed CLTVs greater than 100	34	35	30	31
Percent of portfolio with refreshed FICOs below 620	14	13	12	13
Percent of portfolio in the 2006 and 2007 vintages	50	52	47	49
Net charge-off ratio	4.65	4.56	5.10	5.00

The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.
Nonperforming home equity loans decreased $1.1 billion to $2.7 billion compared to December 31, 2009 driven primarily by charge-offs, including those recorded in connection with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans, and nonperforming loans returning to performing status which together outpaced delinquency inflows and the impact of the adoption of new consolidation guidance. At December 31, 2010, $916 million, or 34 percent, of the nonperforming home equity loans were 180 days or more past due and had been written down to their fair values. Net charge-offs decreased $269 million to $6.8 billion, or 5.10 percent, of total average home equity loans for 2010 compared to $7.1 billion, or 5.00 percent, for 2009. The decrease was primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy. This was partially offset by $822 million of net charge-offs related to the implementation of regulatory guidance on collateral dependent modified loans and $463 million of net charge-offs related to home equity loans that were consolidated on January 1, 2010 under new consolidation guidance. Net charge-off ratios were further impacted by lower loan balances primarily as a result of charge-offs, paydowns and the sale of First Republic.
There are certain risk characteristics of the home equity portfolio which have contributed to higher losses including loans with a high refreshed combined loan-to-value (CLTV), loans originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity loans are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Home equity loans with all of these higher risk characteristics comprised 10 percent and 11 percent of the total home equity portfolio at December 31, 2010 and 2009, but have accounted for 29 percent of the home equity net charge-offs in 2010 compared to 38 percent in 2009.
Home equity loans with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 11 percent and 12 percent of the home equity portfolio at December 31, 2010 and 2009. Loans with refreshed CLTVs greater than 100 percent comprised 30 percent and 31 percent of the home equity portfolio at December 31, 2010 and 2009. Of those loans with a refreshed CLTV greater than 100 percent, 97 percent were performing at December 31, 2010 while 95 percent were performing at December 31, 2009. Home equity loans and lines of credit with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the LTV of the first lien, there may be collateral in excess of the first lien that is available to reduce the severity of loss on the second lien. The majority of these high refreshed CLTV ratios are due to home price declines. In addition, loans to borrowers with a refreshed FICO score below 620 represented 12 percent and 13 percent of the home equity loans at December 31, 2010 and 2009. Of the total home equity portfolio, 75 percent and 72 percent at December 31, 2010 and 2009 were interest-only loans.
The 2006 and 2007 vintage loans, which represent 47 percent and 49 percent of our home equity portfolio at December 31, 2010 and 2009, have higher refreshed CLTVs and accounted for 57 percent of nonperforming home equity loans at December 31, 2010 compared to 62 percent at December 31, 2009. These vintages of loans accounted for 66 percent of net charge-offs in 2010 compared to 72 percent in 2009.

76     Bank of America 2010

The table below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity loan portfolio. California and Florida combined represented 40 percent of the total home equity portfolio and 44 percent of nonperforming home equity loans at December 31, 2010. These states accounted for 55 percent of the home equity net charge-offs for 2010 compared to 60 percent of the home equity net charge-offs for 2009. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at both December 31, 2010 and 2009. This MSA comprised only six percent of net charge-offs for both 2010 and 2009. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of outstanding home equity loans at both December 31, 2010 and 2009 and comprised 11 percent of net charge-offs for 2010 compared to 13 percent for 2009.
For information on representations and warranties related to our home equity portfolio, see Representations and Warranties beginning on page 52 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 24 Home Equity State Concentrations

					Year Ended
	December 31				December 31
	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	2010	2009	2010	2009	2010	2009
California	$35,426	$38,573	$708	$1,178	$2,341	$2,669
Florida	15,028	16,735	482	731	1,420	1,583
New Jersey	8,153	8,732	169	192	219	225
New York	8,061	8,752	246	274	273	262
Massachusetts	5,657	6,155	71	90	102	93
Other U.S./Non-U.S.	53,066	56,965	1,018	1,339	2,426	2,218

Total home equity loans (1)	$125,391	$135,912	$2,694	$3,804	$6,781	$7,050

Total Countrywide purchased credit-impaired home
equity loan portfolio	12,590	13,214

Total home equity loan portfolio	$137,981	$149,126

(1)	Amount excludes the Countrywide PCI home equity loan portfolio.

Discontinued Real Estate
The discontinued real estate portfolio, totaling $13.1 billion at December 31, 2010, consisted of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At December 31, 2010, the Countrywide PCI loan portfolio comprised $11.7 billion, or 89 percent, of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio beginning on page 78 for more information on the discontinued real estate portfolio.
At December 31, 2010, the purchased discontinued real estate portfolio that was not credit-impaired was $1.4 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 29 percent of the portfolio and those with refreshed FICO scores below 620 represented 46 percent of the portfolio. California represented 37 percent of the portfolio and 34 percent of the nonperforming loans while Florida represented 10 percent of the portfolio and 15 percent of the nonperforming loans at December 31, 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at December 31, 2010.
Pay option adjustable-rate mortgages (ARMs), which are included in the discontinued real estate portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually, subject to resetting of the loan if minimum payments are made and deferred interest limits are reached. Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully amortizing loan payment amount is re-established after the initial five or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan’s principal balance to reach a certain level within the first 10 years of the life of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully amortizing payment is required.
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
At December 31, 2010, the unpaid principal balance of pay option loans was $14.6 billion, with a carrying amount of $11.8 billion, including $11.0 billion of loans that were credit-impaired upon acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $12.5 billion including $858 million of negative amortization. The percentage of borrowers electing to make only the minimum payment on option ARMs was 69 percent at December 31, 2010. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). Based on our expectations, 11 percent and three percent of the pay option loan portfolio are expected to reset in 2011 and 2012. Approximately four percent are expected to reset thereafter and approximately 82 percent are expected to default or repay prior to being reset.

Bank of America 2010     77

Countrywide Purchased Credit-impaired Loan Portfolio
Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under the accounting guidance for PCI loans, which addresses accounting for differences between contractual and expected cash flows to be collected from the purchaser’s initial investment in loans if those differences are attributable, at least in part, to credit quality. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due status, refreshed FICO scores and refreshed LTVs. PCI loans are recorded at fair value upon acquisition and the applicable accounting guidance prohibits carrying over or recording valuation allowances in the initial accounting. The Merrill Lynch PCI consumer loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios. As such, the Merrill Lynch consumer PCI loans are excluded from the following discussion and credit statistics.
Acquired loans from Countrywide that were considered credit-impaired were written down to fair value at the acquisition date. The following table presents the unpaid principal balance, carrying value, allowance for loan and lease losses and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio at December 31, 2010.

Table 25 Countrywide Purchased Credit-impaired Loan Portfolio

	December 31, 2010
	Unpaid			Carrying	% of
	Principal	Carrying	Related	Value Net of	Unpaid Principal
(Dollars in millions)	Balance	Value	Allowance	Allowance	Balance
Residential mortgage	$11,481	$10,592	$229	$10,363	90.26%
Home equity	15,072	12,590	4,514	8,076	53.58
Discontinued real estate	14,893	11,652	1,591	10,061	67.56

Total Countrywide purchased credit-impaired loan portfolio	$41,446	$34,834	$6,334	$28,500	68.76%

Of the unpaid principal balance at December 31, 2010, $15.5 billion was 180 days or more past due, including $10.9 billion of first-lien and $4.6 billion of home equity. Of the $25.9 billion that is less than 180 days past due, $21.5 billion, or 83 percent of the total unpaid principal balance, was current based on the contractual terms while $2.2 billion, or eight percent, was in early stage delinquency. During 2010, we recorded $2.3 billion of provision for credit losses on PCI loans which was comprised mainly of $1.4 billion for home equity and $689 million for discontinued real estate loans compared to a total provision for PCI loans of $3.3 billion in 2009. Provision expense in 2010 was driven primarily by a slower pace of expected recovery in home prices, the result of a deteriorating view on defaults on more seasoned loans in the portfolio and a reassessment of modification and short sale benefits as we gain more experience with troubled borrowers. The Countrywide PCI allowance for loan losses increased $2.5 billion from December 31, 2009 to $6.3 billion at December 31, 2010 as a result of the increase in the provision for credit losses and the reclassification of a portion of nonaccretable difference to the allowance. For further information on the PCI loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Additional information on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios follows.

Purchased Credit-impaired Residential Mortgage Loan Portfolio
The Countrywide PCI residential mortgage loan portfolio outstandings were $10.6 billion at December 31, 2010 and comprised 30 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 38 percent of the Countrywide PCI residential mortgage loan portfolio at December 31, 2010. Refreshed LTVs greater than 90 percent represented 68 percent of the PCI residential mortgage loan portfolio after consideration of purchase accounting adjustments and 82 percent based on the unpaid principal balance at December 31, 2010. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now included in the residential mortgage outstandings. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations.

Table 26 Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations

	December 31
(Dollars in millions)	2010	2009
California	$5,882	$6,142
Florida	779	843
Virginia	579	617
Maryland	271	278
Texas	164	166
Other U.S./Non-U.S.	2,917	3,031

Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$10,592	$11,077

78     Bank of America 2010

Purchased Credit-impaired Home Equity Loan Portfolio
The Countrywide PCI home equity loan portfolio outstandings were $12.6 billion at December 31, 2010 and comprised 36 percent of the total Countrywide PCI loan portfolio. Those loans with a refreshed FICO score below 620 represented 26 percent of the Countrywide PCI home equity loan portfolio at December 31, 2010. Refreshed CLTVs greater than 90 percent represented 85 percent of the PCI home equity loan portfolio after consideration of purchase accounting adjustments and 85 percent based on the unpaid principal balance at December 31, 2010. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations.

Table 27 Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations

	December 31
(Dollars in millions)	2010	2009
California	$4,178	$4,311
Florida	750	765
Virginia	532	550
Arizona	520	542
Colorado	375	416
Other U.S./Non-U.S.	6,235	6,630

Total Countrywide purchased credit-impaired home equity loan portfolio	$12,590	$13,214

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio
The Countrywide PCI discontinued real estate loan portfolio outstandings were $11.7 billion at December 31, 2010 and comprised 34 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 62 percent of the Countrywide PCI discontinued real estate loan portfolio at December 31, 2010. Refreshed LTVs and CLTVs greater than 90 percent represented 55 percent of the PCI discontinued real estate loan portfolio after consideration of purchase accounting adjustments and 83 percent based on the unpaid principal balance at December 31, 2010. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool. The table below presents outstandings net of purchase accounting adjustments, by certain state concentrations.

Table 28 Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations

	December 31
(Dollars in millions)	2010	2009
California	$6,322	$7,148
Florida	1,121	1,315
Washington	368	421
Virginia	344	399
Arizona	339	430
Other U.S./Non-U.S.	3,158	3,537

Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$11,652	$13,250

U.S. Credit Card
Prior to the adoption of new consolidation guidance, the U.S. credit card portfolio was reported on both a held and managed basis. Managed basis assumed that securitized loans were not sold into credit card securitizations and presented credit quality information as if the loans had not been sold. Under the new consolidation guidance effective January 1, 2010, we consolidated the credit card securitization trusts and the new held basis is comparable to the previously reported managed basis. For more information on the adoption of the new consolidation guidance, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
The table below presents certain U.S. credit card key credit statistics on a held basis for 2010 and managed basis for December 31, 2009.

Table 29 U.S. Credit Card – Key Credit Statistics

	December 31	January 1	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009
Outstandings	$113,785	$129,642	$49,453
Accruing past due 30 days or more	5,913	9,866	3,907
Accruing past due 90 days or more	3,320	5,408	2,158

	2010	2009
Net charge-offs
Amount	$13,027	$6,547
Ratios	11.04%	12.50%
Supplemental managed basis data
Amount	n/a	$16,962
Ratios	n/a	12.07%

(1)	Balances reflect the impact of new consolidation guidance.
n/a = not applicable

The consumer U.S. credit card portfolio is managed in Global Card Services. Outstandings in the U.S. credit card loan portfolio increased $64.3 billion compared to December 31, 2009 due to the adoption of the new consolidation guidance. Compared to 2009, net charge-offs increased $6.5 billion to $13.0 billion also due to the adoption of the new consolidation guidance. U.S. credit card loans 30 days or more past due and still accruing interest increased $2.0 billion while loans 90 days or more past due and still accruing interest increased $1.2 billion compared to December 31, 2009 due to the adoption of new consolidation guidance.
Compared to December 31, 2009 on a managed basis, outstandings decreased $15.9 billion primarily as a result of charge-offs and lower origination volume. Net losses decreased $3.9 billion due to lower levels of delinquencies and bankruptcies as a result of improvement in the U.S. economy compared to 2009 on a managed basis. The net charge-off ratio was 11.04 percent of total average U.S. credit card loans in 2010 compared to 12.07 percent in 2009 on a managed basis. U.S. credit card loans 30 days or more past due and still accruing interest decreased $4.0 billion and loans 90 days or more past due and still accruing interest decreased $2.1 billion compared to December 31, 2009 on a managed basis. These declines were due to improvement in the U.S. economy including stabilization in the levels of unemployment.

Bank of America 2010     79

The table below presents certain state concentrations for the U.S. credit card portfolio on a held basis for 2010 and managed basis for December 31, 2009.

Table 30 U.S. Credit Card State Concentrations

	December 31				Year Ended December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2010	2009	2010	2009	2010	2009
California	$17,028	$20,048	$612	$1,097	$2,752	$3,558
Florida	9,121	10,858	376	676	1,611	2,178
Texas	7,581	8,653	207	345	784	960
New York	6,862	7,839	192	295	694	855
New Jersey	4,579	5,168	132	189	452	559
Other U.S.	68,614	77,076	1,801	2,806	6,734	8,852

Total U.S. credit card portfolio	$113,785	$129,642	$3,320	$5,408	$13,027	$16,962

Unused lines of credit for U.S. credit card totaled $399.7 billion at December 31, 2010 compared to $438.5 billion at December 31, 2009 on a managed basis. The $38.8 billion decrease was driven by a combination of account management initiatives on higher risk or inactive accounts and tighter underwriting standards for new originations.

Non-U.S. Credit Card
Prior to the adoption of new consolidation guidance, the non-U.S. credit card portfolio was reported on both a held and managed basis. Under the new consolidation guidance effective January 1, 2010, we consolidated the credit card securitization trusts and the new held basis is comparable to the previously reported managed basis. For more information on the adoption of the new consolidation guidance, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
The table below presents certain non-U.S. credit card key credit statistics on a held basis for 2010 and managed basis for December 31, 2009.

Table 31 Non-U.S. Credit Card – Key Credit Statistics

	December 31	January 1	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009
Outstandings	$27,465	$31,182	$21,656
Accruing past due 30 days or more	1,354	1,744	1,104
Accruing past due 90 days or more	599	814	515

		2010	2009
Net charge-offs
Amount		$2,207	$1,239
Ratio		7.88%	6.30%
Supplemental managed basis data
Amount		n/a	$2,223
Ratio		n/a	7.43%

(1)	Balances reflect the impact of new consolidation guidance.
n/a = not applicable

The consumer non-U.S. credit card portfolio is managed in Global Card Services. Outstandings in the non-U.S. credit card portfolio increased $5.8 billion compared to December 31, 2009 due to the adoption of the new consolidation guidance. Additionally, net charge-off levels and ratios for 2010, when compared to 2009, were impacted by the adoption of the new consolidation guidance. Net charge-offs increased $1.0 billion to $2.2 billion in 2010.
Outstandings declined $3.7 billion compared to December 31, 2009 on a managed basis primarily due to charge-offs, lower origination volume and the strengthening of the U.S. dollar against certain foreign currencies. Net losses were substantially flat for 2010, decreasing $16 million from managed losses in 2009. The net loss ratio increased to 7.88 percent of total average non-U.S. credit card compared to 7.43 percent in 2009, due to the decrease in outstandings.
Unused lines of credit for non-U.S. credit card totaled $60.3 billion at December 31, 2010 compared to $69.6 billion at December 31, 2009 on a managed basis. The $9.3 billion decrease was driven by the combination of account management initiatives on inactive accounts, tighter underwriting standards for new originations and the strengthening of the U.S. dollar against certain foreign currencies, particularly the British Pound and the Euro.

Direct/Indirect Consumer
At December 31, 2010, approximately 48 percent of the direct/indirect portfolio was included in Global Commercial Banking (dealer financial services – automotive, marine and recreational vehicle loans), 29 percent was included in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), 15 percent was included in Global Card Services (consumer personal loans and other non-real estate-secured loans) and the remainder was in All Other (student loans).
Outstanding loans and leases decreased $6.9 billion to $90.3 billion at December 31, 2010 compared to December 31, 2009 as lower outstandings in the Global Card Services unsecured consumer lending portfolio and the sale of a portion of the student loan portfolio were partially offset by the adoption of new consolidation guidance, growth in securities-based lending and the purchase of auto receivables within the dealer financial services portfolio. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $1.1 billion compared to December 31, 2009, to $2.6 billion due to a combination of reduced outstandings and improvement in the unsecured consumer lending portfolio. Net charge-offs decreased $2.1 billion to $3.3 billion in 2010, or 3.45 percent of total average direct/indirect loans compared to 5.46 percent in 2009. This decrease was primarily driven by reduced outstandings from changes in underwriting criteria and lower levels of delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of improvement in the U.S. economy including stabilization in the levels of unemployment. An additional driver was lower net charge-offs in the dealer financial services portfolio due to the impact of higher credit quality originations and higher resale values. Net charge-offs for the unsecured consumer lending portfolio decreased $1.6 billion to $2.7 billion and the net charge-off ratio decreased to 16.74 percent in 2010 compared to 17.75 percent in 2009. Net charge-offs for the dealer financial services portfolio decreased $404 million to $487 million and the loss rate decreased to 1.08 percent in 2010 compared to 2.16 percent in 2009.

80     Bank of America 2010

The table below presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 32 Direct/Indirect State Concentrations

	December 31				Year Ended December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2010	2009	2010	2009	2010	2009
California	$10,558	$11,664	$132	$228	$591	$1,055
Texas	7,885	8,743	78	105	262	382
Florida	6,725	7,559	80	130	343	597
New York	4,770	5,111	56	73	183	272
Georgia	2,814	3,165	44	52	126	205
Other U.S./Non-U.S.	57,556	60,994	668	900	1,831	2,952

Total direct/indirect loans	$90,308	$97,236	$1,058	$1,488	$3,336	$5,463

Other Consumer
At December 31, 2010, approximately 69 percent of the $2.8 billion other consumer portfolio was associated with portfolios from certain consumer finance businesses that we previously exited and is included in All Other. The remainder consisted of the non-U.S. consumer loan portfolio, of which the vast majority we previously exited and is largely in Global Card Services and deposit overdrafts which are recorded in Deposits.

Nonperforming Consumer Loans and Foreclosed Properties Activity
Table 33 presents nonperforming consumer loans and foreclosed properties activity during 2010 and 2009. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans insured by the FHA are not reported as nonperforming as principal repayment is insured by the FHA. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio. For further information regarding nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. Nonperforming loans remained relatively flat at $20.9 billion at December 31, 2010 compared to $20.8 billion at December 31, 2009 as delinquency inflows to nonaccrual loans slowed driven by favorable portfolio trends due in part to the improving U.S. economy. These inflows were offset by charge-offs, nonperforming loans returning to performing status, and paydowns and payoffs.
The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the property value for costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due unless repayment of the loan is insured by the FHA. At December 31, 2010, $15.1 billion, or 69 percent, of the nonperforming consumer real estate loans and foreclosed properties had been written down to their fair values. This was comprised of $13.9 billion of nonperforming loans 180 days or more past due and $1.2 billion of foreclosed properties.
Foreclosed properties decreased $179 million in 2010. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date. However, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Net changes to foreclosed properties related to PCI loans were an increase of $100 million in 2010. Not included in foreclosed properties at December 31, 2010 was $1.4 billion of real estate that was acquired by the Corporation upon foreclosure of delinquent FHA insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period.

Restructured Loans
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance under revised payment terms for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the Countrywide PCI loan portfolio, are included in Table 33.
Residential mortgage TDRs totaled $11.8 billion at December 31, 2010, an increase of $4.6 billion compared to December 31, 2009. Of these loans, $3.3 billion were nonperforming representing an increase of $130 million in 2010, and $8.5 billion were performing representing an increase of $4.5 billion in 2010 driven by TDRs returning to performing status and new additions. These performing TDRs are excluded from nonperforming loans in Table 33. Residential mortgage TDRs deemed collateral dependent totaled $3.2 billion at December 31, 2010 and included $921 million of loans classified as nonperforming and $2.3 billion classified as performing. At December 31, 2010, performing residential mortgage TDRs included $2.5 billion that were FHA insured.
Home equity TDRs totaled $1.7 billion at December 31, 2010, a decrease of $673 million compared to December 31, 2009. Of these loans, $541 million were nonperforming representing a decrease of $1.2 billion in 2010 driven primarily by nonperforming TDRs returning to performing status and charge-offs taken to comply with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans. Home equity TDRs that were performing in accordance with their modified terms were $1.2 billion representing an increase of $514 million in 2010. These performing TDRs are excluded from nonperforming loans in Table 33. Home equity TDRs deemed collateral dependent totaled $796 million at December 31, 2010 and included $245 million of loans classified as nonperforming and $551 million classified as performing.
Discontinued real estate TDRs totaled $395 million at December 31, 2010, an increase of $13 million in 2010. Of these loans, $206 million were nonperforming while the remaining $189 million were classified as

Bank of America 2010     81

performing at December 31, 2010. Discontinued real estate TDRs deemed collateral dependent totaled $213 million at December 31, 2010 and included $97 million of loans classified as nonperforming and $116 million classified as performing.
We also work with customers that are experiencing financial difficulty by renegotiating credit card, consumer lending and small business loans (the renegotiated TDR portfolio), while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all renegotiated portfolio modifications are considered to be TDRs. The renegotiated TDR portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination of interest rates and payment amounts. We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded from Table 33 as we do not generally classify consumer non-real estate loans as nonperforming. At December 31, 2010, our renegotiated TDR portfolio was $12.1 billion of which $9.2 billion was current or less than 30 days past due under the modified terms, compared to an $8.1 billion portfolio, on a held basis at December 31, 2009, of which $5.9 billion was current or less than 30 days past due under the modified terms. At December 31, 2009, our renegotiated

TDR portfolio, on a managed basis, was $15.8 billion of which $11.5 billion was current or less than 30 days past due under the modified terms. For more information on the renegotiated TDR portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
As a result of new accounting guidance on PCI loans, beginning January 1, 2010, modifications of loans in the PCI loan portfolio do not result in removal of the loan from the PCI loan pool. TDRs in the consumer real estate portfolio that were removed from the PCI loan portfolio prior to the adoption of new accounting guidance were $2.1 billion and $2.3 billion at December 31, 2010 and 2009, of which $426 million and $395 million were nonperforming. These nonperforming loans are excluded from the table below.
Nonperforming consumer real estate TDRs, included in the table below, as a percentage of total nonperforming consumer loans and foreclosed properties, declined to 16 percent at December 31, 2010 from 21 percent at December 31, 2009. This was due to nonperforming TDRs returning to performing status and charge-offs, including those charged off to comply with regulatory guidance clarifying the timing of charge-offs on collateral dependent modified loans, both of which outpaced new additions of nonperforming TDRs.

Table 33 Nonperforming Consumer Loans and Foreclosed Properties Activity (1)

(Dollars in millions)	2010	2009
Nonperforming loans
Balance, January 1	$20,839	$9,888

Additions to nonperforming loans:
Consolidation of VIEs	448	n/a
New nonaccrual loans (2)	21,136	29,271
Reductions in nonperforming loans:
Paydowns and payoffs	(2,809)	(1,459)
Returns to performing status (3)	(7,647)	(4,540)
Charge-offs (4)	(9,772)	(10,702)
Transfers to foreclosed properties	(1,341)	(1,619)

Total net additions to nonperforming loans	15	10,951

Total nonperforming loans, December 31 (5)	20,854	20,839

Foreclosed properties
Balance, January 1	1,428	1,506

Additions to foreclosed properties:
New foreclosed properties (6, 7)	2,337	1,976
Reductions in foreclosed properties:
Sales	(2,327)	(1,687)
Write-downs	(189)	(367)

Total net reductions to foreclosed properties	(179)	(78)

Total foreclosed properties, December 31	1,249	1,428

Nonperforming consumer loans and foreclosed properties, December 31	$22,103	$22,267

Nonperforming consumer loans as a percentage of outstanding consumer loans	3.24%	3.61%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and
foreclosed properties	3.43	3.85

(1)	Balances do not include nonperforming LHFS of $1.0 billion and $1.6 billion at December 31, 2010 and 2009. For more information on our definition of nonperforming loans, see the discussion beginning on page 81.
(2)	2009 includes $465 million of nonperforming loans acquired from Merrill Lynch.
(3)	Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.
(4)	Our policy is not to classify consumer credit card and consumer loans not secured by real estate as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from this table.
(5)	At December 31, 2010, 67 percent of nonperforming loans are 180 days or more past due and have been written down through charge-offs to 69 percent of the unpaid principal balance.
(6)	Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all gains and losses in value are recorded in noninterest expense. New foreclosed properties in the table above are net of $575 million and $818 million of charge-offs during 2010 and 2009, taken during the first 90 days after transfer.
(7)	2009 includes $21 million of foreclosed properties acquired from Merrill Lynch.
n/a = not applicable

82     Bank of America 2010

Commercial Portfolio Credit Risk Management
Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of its financial position. As part of the overall credit risk assessment, our commercial credit exposures are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis, and if necessary, adjusted to reflect changes in the financial condition, cash flow, risk profile, or outlook of a borrower or counterparty. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship. Our lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In addition, risk ratings are a factor in determining the level of assigned economic capital and the allowance for credit losses.
For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, refer to Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 38, 42, 48 and 49 summarize our concentrations. We also utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.
As part of our ongoing risk mitigation initiatives, we attempt to work with clients to modify their loans to terms that better align with their current ability to pay. In situations where an economic concession has been granted to a borrower experiencing financial difficulty, we identify these loans as TDRs.
We account for certain large corporate loans and loan commitments, including issued but unfunded letters of credit which are considered utilized for credit risk management purposes, that exceed our single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored, and as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s credit view and market perspectives determining the size and timing of the hedging activity. In addition, we purchase credit protection to cover the funded portion as well as the unfunded portion of certain other credit exposures. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. These credit derivatives do not meet the requirements for treatment as accounting hedges. They are carried at fair value with changes in fair value recorded in other income (loss).

Commercial Credit Portfolio
U.S.-based loan balances continued to decline on weak loan demand as businesses aggressively managed their working capital and production capacity by maintaining lean inventories, staff levels, physical locations and capital expenditures. Additionally, many borrowers continued to access the capital markets for financing while reducing their use of bank credit facilities. Risk mitigation strategies and net charge-offs further contributed to the decline in loan balances. Fourth-quarter balances showed stabilization relative to prior quarters. Non-U.S. commercial loans showed strong growth from client demand, driven by regional economic conditions and the positive impact of our initiatives in Asia and other emerging markets.
Reservable criticized balances, net charge-offs and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined in 2010. These reductions were driven primarily by the U.S. commercial and commercial real estate portfolios. U.S. commercial was driven by broad-based improvements in terms of clients, industries and lines of business. Commercial real estate also continued to show signs of stabilization during 2010; however, levels of stressed commercial real estate loans remained elevated. Most other credit indicators across the remaining commercial portfolio have also improved.
Table 34 presents our commercial loans and leases, and related credit quality information at December 31, 2010 and 2009.
Loans that were acquired from Merrill Lynch that were considered purchased credit-impaired were written down to fair value upon acquisition and amounted to $204 million and $692 million at December 31, 2010 and 2009. These loans are excluded from the nonperforming loans and accruing balances 90 days or more past due even though the customer may be contractually past due.

Table 34 Commercial Loans and Leases

						Accruing Past Due
	Outstandings			Nonperforming		90 Days or More
	December 31	January 1	December 31	December 31	December 31	December 31	December 31
(Dollars in millions)	2010 (1)	2010 (1)	2009	2010	2009	2010	2009
U.S. commercial (2)	$175,586	$186,675	$181,377	$3,453	$4,925	$236	$213
Commercial real estate (3)	49,393	69,377	69,447	5,829	7,286	47	80
Commercial lease financing	21,942	22,199	22,199	117	115	18	32
Non-U.S. commercial	32,029	27,079	27,079	233	177	6	67

	278,950	305,330	300,102	9,632	12,503	307	392
U.S. small business commercial (4)	14,719	17,526	17,526	204	200	325	624

Total commercial loans excluding loans measured at fair value	293,669	322,856	317,628	9,836	12,703	632	1,016
Total measured at fair value (5)	3,321	4,936	4,936	30	138	–	87

Total commercial loans and leases	$296,990	$327,792	$322,564	$9,866	$12,841	$632	$1,103

(1)	Balance reflects impact of new consolidation guidance.
(2)	Excludes U.S. small business commercial loans.
(3)	Includes U.S. commercial real estate loans of $46.9 billion and $66.5 billion and non-U.S. commercial real estate loans of $2.5 billion and $3.0 billion at December 31, 2010 and 2009.
(4)	Includes card-related products.
(5)	Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.6 billion and $3.0 billion, non-U.S. commercial loans of $1.7 billion and $1.9 billion and commercial real estate loans of $79 million and $90 million at December 31, 2010 and 2009. See Note 23 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

Bank of America 2010     83

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases were 3.32 percent (3.35 percent excluding loans accounted for under the fair value option) and 3.98 percent (4.00 percent excluding loans accounted for under the fair value option) at December 31, 2010 and 2009. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases were 0.21 percent (0.22 percent excluding loans accounted for under the fair value option) and 0.34 percent (0.32 percent excluding loans accounted for under the fair value option) at December 31, 2010 and 2009.
Table 35 presents net charge-offs and related ratios for our commercial loans and leases for 2010 and 2009. Commercial real estate net charge-offs for 2010 declined in the homebuilder portfolio and in certain segments of the non-homebuilder portfolio.

Table 35 Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2010	2009	2010	2009
U.S. commercial (2)	$881	$2,190	0.50%	1.09%
Commercial real estate	2,017	2,702	3.37	3.69
Commercial lease financing	57	195	0.27	0.89
Non-U.S. commercial	111	537	0.39	1.76

	3,066	5,624	1.07	1.72
U.S. small business commercial	1,918	2,886	12.00	15.68

Total commercial	$4,984	$8,510	1.64	2.47

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
(2)	Excludes U.S. small business commercial loans.

Table 36 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which the Corporation is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $68.1 billion, or eight percent, at December 31, 2010 compared to December 31, 2009 driven primarily by reductions in both funded and unfunded loan and lease exposure.
Total commercial utilized credit exposure decreased $45.1 billion, or nine percent, at December 31, 2010 compared to December 31, 2009. Utilized loans and leases declined as businesses continued to aggressively manage working capital and production capacity, maintain low inventories and defer capital expenditures as the economic outlook remained uncertain. Clients also continued to access the capital markets for their funding needs to reduce reliance on bank credit facilities. The decline in utilized loans and leases was also due to the sale of First Republic effective July 1, 2010 and the transfer of certain exposures into LHFS partially offset by the increase in conduit balances related to the adoption of new consolidation guidance. The utilization rate for loans and leases, letters of credit and financial guarantees, and bankers’ acceptances was 57 percent at both December 31, 2010 and 2009.

Table 36 Commercial Credit Exposure by Type

	December 31
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	2010	2009	2010	2009	2010	2009
Loans and leases	$296,990	$322,564	$272,172	$298,048	$569,162	$620,612
Derivative assets (4)	73,000	87,622	–	–	73,000	87,622
Standby letters of credit and financial guarantees	62,027	67,975	1,511	1,767	63,538	69,742
Debt securities and other investments (5)	10,216	11,754	4,546	1,508	14,762	13,262
Loans held-for-sale	10,380	8,169	242	781	10,622	8,950
Commercial letters of credit	3,372	2,958	1,179	569	4,551	3,527
Bankers’ acceptances	3,706	3,658	23	16	3,729	3,674
Foreclosed properties and other	731	797	–	–	731	797

Total commercial credit exposure	$460,422	$505,497	$279,673	$302,689	$740,095	$808,186

(1)	Total commercial utilized exposure at December 31, 2010 and 2009 includes loans and issued letters of credit accounted for under the fair value option including loans outstanding of $3.3 billion and $4.9 billion and letters of credit with a notional value of $1.4 billion and $1.7 billion.
(2)	Total commercial unfunded exposure at December 31, 2010 and 2009 includes loan commitments accounted for under the fair value option with a notional value of $25.9 billion and $25.3 billion.
(3)	Excludes unused business card lines which are not legally binding.
(4)	Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $58.3 billion and $51.5 billion at December 31, 2010 and 2009. Not reflected in utilized and committed exposure is additional derivative collateral held of $17.7 billion and $16.2 billion which consists primarily of other marketable securities.
(5)	Total commercial committed exposure consists of $14.2 billion and $9.8 billion of debt securities and $590 million and $3.5 billion of other investments at December 31, 2010 and 2009.

84     Bank of America 2010

Table 37 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. In addition to reservable loans and leases, excluding those accounted for under the fair value option, exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Although funds have not been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial utilized reservable criticized exposure decreased $16.1 billion at December 31, 2010 compared to December 31, 2009, due to decreases across all portfolios, primarily U.S. commercial and commercial real estate driven largely by continued paydowns, payoffs and, to a diminishing extent, charge-offs. Despite the improvements, utilized reservable criticized levels remain elevated in commercial real estate. At December 31, 2010, approximately 88 percent of the loans within commercial utilized reservable criticized exposure were secured.

Table 37 Commercial Utilized Reservable Criticized Exposure

	December 31
	2010		2009
(Dollars in millions)	Amount	Percent(1)	Amount	Percent (1)
U.S. commercial (2)	$17,195	7.44%	$28,259	11.77%
Commercial real estate	20,518	38.88	23,804	32.13
Commercial lease financing	1,188	5.41	2,229	10.04
Non-U.S. commercial	2,043	5.01	2,605	7.12

	40,944	11.81	56,897	15.26
U.S. small business commercial	1,677	11.37	1,789	10.18

Total commercial utilized reservable criticized exposure	$42,621	11.80	$58,686	15.03

(1)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.
(2)	Excludes U.S. small business commercial exposure.

U.S. Commercial
At December 31, 2010, 57 percent and 25 percent of the U.S. commercial loan portfolio, excluding small business, were included in Global Commercial Banking and GBAM. The remaining 18 percent was mostly included in GWIM (business-purpose loans for wealthy clients). Outstanding U.S. commercial loans, excluding loans accounted for under the fair value option, decreased $5.8 billion primarily due to reduced customer demand and continued client utilization of the capital markets, partially offset by the adoption of new consolidation guidance which increased loans by $5.3 billion on January 1, 2010. Compared to December 31, 2009, reservable criticized balances and nonperforming loans and leases declined $11.1 billion and $1.5 billion. The declines were broad-based in terms of borrowers and industries and were driven by improved client credit profiles and liquidity. Net charge-offs decreased $1.3 billion in 2010 compared to 2009.

Commercial Real Estate
The commercial real estate portfolio is predominantly managed in Global Commercial Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans decreased $20.1 billion at December 31, 2010 compared to December 31, 2009 due to portfolio attrition, the sale of First Republic, transfer of certain assets to LHFS and net charge-offs. The portfolio remains diversified across property types and geographic regions. California represents the largest state concentration at 18 percent of commercial real estate loans and leases at December 31, 2010. For more information on geographic and property concentrations, refer to Table 38.
Credit quality for commercial real estate is showing signs of stabilization; however, we expect that elevated unemployment and ongoing pressure on vacancy and rental rates will continue to affect primarily the non-homebuilder portfolio. Compared to December 31, 2009, nonperforming commercial real estate loans and foreclosed properties decreased in the homebuilder, retail and land development property types, partially offset by an increase in office and multi-use property types. Reservable criticized balances declined by $3.3 billion primarily due to stabilization in the homebuilder portfolio and retail and unsecured segments in the non-homebuilder portfolio, partially offset by continued deterioration in the multi-family rental and office property types within the non-homebuilder portfolio. Net charge-offs decreased $685 million in 2010 compared to 2009 due to declines in the homebuilder portfolio resulting from a slower rate of declining appraisal values.

Bank of America 2010     85

The table below presents outstanding commercial real estate loans by geographic region and property type. Commercial real estate primarily includes commercial loans and leases secured by non owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment. The decline in California is due primarily to the sale of First Republic.

Table 38 Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2010	2009
By Geographic Region (1)
California	$9,012	$14,554
Northeast	7,639	12,089
Southwest	6,169	8,641
Southeast	5,806	7,019
Midwest	5,301	6,662
Florida	3,649	4,589
Illinois	2,811	4,527
Midsouth	2,627	3,459
Northwest	2,243	3,097
Non-U.S.	2,515	2,994
Other (2)	1,701	1,906

Total outstanding commercial real estate loans (3)	$49,473	$69,537

By Property Type
Office	$9,688	$12,511
Multi-family rental	7,721	11,169
Shopping centers/retail	7,484	9,519
Industrial/warehouse	5,039	5,852
Homebuilder (4)	4,299	7,250
Multi-use	4,266	5,924
Hotels/motels	2,650	6,946
Land and land development	2,376	3,215
Other (5)	5,950	7,151

Total outstanding commercial real estate loans (3)	$49,473	$69,537

(1)	Distribution is based on geographic location of collateral.
(2)	Includes unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.
(3)	Includes commercial real estate loans accounted for under the fair value option of $79 million and $90 million at December 31, 2010 and 2009.
(4)	Homebuilder includes condominiums and residential land.
(5)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

During 2010, we continued to see stabilization in the homebuilder portfolio. Certain portions of the non-homebuilder portfolio remain most at-risk as occupancy rates, rental rates and commercial property prices remain under pressure. We have adopted a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios.

86     Bank of America 2010

The tables below present commercial real estate credit quality data by non-homebuilder and homebuilder property types. The homebuilder portfolio includes condominiums and other residential real estate.

Table 39  Commercial Real Estate Credit Quality Data

		December 31
	Nonperforming
	Loans and
	Foreclosed		Utilized Reservable
	Properties (1)		Criticized Exposure (2)
(Dollars in millions)	2010	2009	2010	2009
Commercial real estate – non-homebuilder
Office	$1,061	$729	$3,956	$3,822
Multi-family rental	500	546	2,940	2,496
Shopping centers/retail	1,000	1,157	2,837	3,469
Industrial/warehouse	420	442	1,878	1,757
Multi-use	483	416	1,316	1,578
Hotels/motels	139	160	1,191	1,140
Land and land development	820	968	1,420	1,657
Other (3)	168	417	1,604	2,210

Total non-homebuilder	4,591	4,835	17,142	18,129
Commercial real estate – homebuilder	1,963	3,228	3,376	5,675

Total commercial real estate	$6,554	$8,063	$20,518	$23,804

(1)	Includes commercial foreclosed properties of $725 million and $777 million at December 31, 2010 and 2009.
(2)	Utilized reservable criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities. This includes loans, excluding those accounted for under the fair value option, SBLCs and bankers’ acceptances.
(3)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

Table 40 Commercial Real Estate Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2010	2009	2010	2009
Commercial real estate – non-homebuilder
Office	$273	$249	2.49%	2.01%
Multi-family rental	116	217	1.21	1.96
Shopping centers/retail	318	239	3.56	2.30
Industrial/warehouse	59	82	1.07	1.34
Multi-use	143	146	2.92	2.58
Hotels/motels	45	5	1.02	0.08
Land and land development	377	286	13.04	8.00
Other (2)	220	140	3.14	1.72

Total non-homebuilder	1,551	1,364	2.86	2.13
Commercial real estate – homebuilder	466	1,338	8.26	14.41

Total commercial real estate	$2,017	$2,702	3.37	3.69

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
(2)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

At December 31, 2010, we had total committed non-homebuilder exposure of $64.2 billion compared to $84.4 billion at December 31, 2009, with the decrease due to the sale of First Republic, repayments and net charge-offs. Non-homebuilder nonperforming loans and foreclosed properties were $4.6 billion, or 10.08 percent of total non-homebuilder loans and foreclosed properties at December 31, 2010 compared to $4.8 billion, or 7.73 percent, at December 31, 2009. Non-homebuilder utilized reservable criticized exposure decreased to $17.1 billion, or 35.55 percent, at December 31, 2010 compared to $18.1 billion, or 27.27 percent, at December 31, 2009. The decrease in criticized exposure was primarily in the retail and unsecured segments, with the ratio increasing due to declining loan balances. For the non-homebuilder portfolio, net charge-offs increased $187 million for 2010 compared to 2009. The changes were concentrated in land development and retail.
At December 31, 2010, we had committed homebuilder exposure of $6.0 billion compared to $10.4 billion at December 31, 2009 of which $4.3 billion and $7.3 billion were funded secured loans. The decline in homebuilder committed exposure was due to repayments, net charge-offs, reductions in new home construction and continued risk mitigation initiatives. At December 31, 2010, homebuilder nonperforming loans and foreclosed properties declined $1.3 billion due to repayments, net charge-offs, fewer risk rating downgrades and a slowdown in the rate of home price declines compared to December 31, 2009. Homebuilder utilized reservable criticized exposure decreased by $2.3 billion to $3.4 billion due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the homebuilder portfolio were 42.80 percent and 74.27 percent at December 31, 2010 compared to 42.16 percent and 74.44 percent at December 31, 2009. Net charge-offs for the homebuilder portfolio decreased $872 million in 2010 compared to 2009.
At December 31, 2010 and 2009, the commercial real estate loan portfolio included $19.1 billion and $27.4 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. This portfolio is mostly secured and diversified across property types and geographies but faces significant challenges in the current housing and rental markets. Weak rental

Bank of America 2010     87

demand and cash flows, along with declining property valuations have resulted in elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties, and net charge-offs. Reservable criticized construction and land development loans totaled $10.5 billion and $13.9 billion at December 31, 2010 and 2009. Nonperforming construction and land development loans and foreclosed properties totaled $4.0 billion and $5.2 billion at December 31, 2010 and 2009. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest begins to be paid from operating cash flows. Loans continue to be classified as construction loans until they are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial
The non-U.S. commercial loan portfolio is managed primarily in GBAM. Outstanding loans, excluding loans accounted for under the fair value option, showed growth from client demand driven by regional economic conditions and the positive impact of our initiatives in Asia and other emerging markets. Net charge-offs decreased $426 million in 2010 compared to 2009 due to stabilization in the portfolio. For additional information on the non-U.S. commercial portfolio, refer to Non-U.S. Portfolio beginning on page 94.

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of business card and small business loans managed in Global Card Services and Global Commercial Banking. U.S. small business commercial net charge-offs decreased $968 million in 2010 compared to 2009. Although losses remain elevated, the reduction in net charge-offs was driven by lower levels of delinquencies and bankruptcies resulting from U.S. economic improvement as well as the reduction of higher risk vintages and the impact of higher quality originations. Of the U.S. small business commercial net charge-offs for 2010, 79 percent were credit card-related products compared to 81 percent during 2009.

Commercial Loans Carried at Fair Value
The portfolio of commercial loans accounted for under the fair value option is managed primarily in GBAM. Outstanding commercial loans accounted for under the fair value option decreased $1.6 billion to an aggregate fair value of $3.3 billion at December 31, 2010 compared to December 31, 2009 due primarily to reduced corporate borrowings under bank credit facilities. We recorded net losses of $89 million resulting from new originations, loans being paid off at par value and changes in the fair value of the loan portfolio during 2010 compared to net gains of $515 million during 2009. These amounts were primarily attributable to changes in instrument-specific credit risk and were largely offset by gains or losses from hedging activities.
In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $866 million and $950 million at December 31, 2010 and 2009 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option were $27.3 billion and $27.0 billion at December 31, 2010 and 2009. Net gains resulting from new originations, terminations and changes in the fair value of commitments and letters of credit of $172 million were recorded during 2010 compared to net gains of $1.4 billion for 2009. These gains were primarily attributable to changes in instrument-specific credit risk.

88     Bank of America 2010

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
The table below presents the nonperforming commercial loans, leases and foreclosed properties activity during 2010 and 2009. The $2.9 billion decrease at December 31, 2010 compared to December 31, 2009 was driven by paydowns, payoffs and charge-offs in the commercial real estate and U.S. commercial portfolios. Approximately 95 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 40 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 68 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated net realizable value.

Table 41 Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2010	2009
Nonperforming loans and leases, January 1	$12,703	$6,497

Additions to nonperforming loans and leases:
Merrill Lynch balance, January 1, 2009	–	402
New nonaccrual loans and leases	7,809	16,190
Advances	330	339
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(3,938)	(3,075)
Sales	(841)	(630)
Returns to performing status (3)	(1,607)	(461)
Charge-offs (4)	(3,221)	(5,626)
Transfers to foreclosed properties	(1,045)	(857)
Transfers to loans held-for-sale	(354)	(76)

Total net additions (reductions) to nonperforming loans and leases	(2,867)	6,206

Total nonperforming loans and leases, December 31	9,836	12,703

Foreclosed properties, January 1	777	321

Additions to foreclosed properties:
New foreclosed properties	818	857
Reductions in foreclosed properties:
Sales	(780)	(310)
Write-downs	(90)	(91)

Total net additions (reductions) to foreclosed properties	(52)	456

Total foreclosed properties, December 31	725	777

Nonperforming commercial loans, leases and foreclosed properties, December 31	$10,561	$13,480

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	3.35%	4.00%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	3.59	4.23

(1)	Balances do not include nonperforming LHFS of $1.5 billion and $4.5 billion at December 31, 2010 and 2009.
(2)	Includes U.S. small business commercial activity.
(3)	Commercial loans and leases may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after a sustained period of demonstrated payment performance.
(4)	Business card loans are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from this table.
(5)	Outstanding commercial loans and leases exclude loans accounted for under the fair value option.

At December 31, 2010, the total commercial TDR balance was $1.2 billion. Nonperforming TDRs were $952 million and are included in Table 41. Nonperforming TDRs increased $466 million while performing TDRs increased $147 million during 2010.
U.S. commercial TDRs were $356 million, an increase of $60 million for the year ended December 31, 2010. Nonperforming U.S. commercial TDRs decreased $52 million during 2010, while performing TDRs excluded from nonperforming loans in Table 41 increased $112 million.
At December 31, 2010, the commercial real estate TDR balance was $815 million, an increase of $547 million during 2010. Nonperforming TDRs increased $524 million during the year, while performing TDRs increased $23 million.
At December 31, 2010 the non-U.S. commercial TDR balance was $19 million, an increase of $6 million. Nonperforming TDRs decreased $6 million during the year, while performing TDRs increased $12 million.

Industry Concentrations
Table 42 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. The decline in commercial committed exposure of $68.1 billion from December 31, 2009 to December 31, 2010 was broad-based across most industries.
Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.
Diversified financials, our largest industry concentration, experienced a decrease in committed exposure of $25.8 billion, or 24 percent, at December 31, 2010 compared to December 31, 2009. This decrease was driven primarily by a reduction in exposure to conduits tied to the consumer finance industry.
Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $21.1 billion, or 23 percent, at December 31, 2010 compared to December 31, 2009 due primarily to portfolio attrition. Real estate construction and land development exposure represented 27 percent of the total real estate industry committed exposure at December 31, 2010. For more information on the commercial real estate and related portfolios, refer to Commercial Real Estate beginning on page 85.

Bank of America 2010     89

The $11.8 billion, or 34 percent, decline in individuals and trusts committed exposure was largely due to the unwinding of two derivative transactions. Committed exposure in the banking industry increased $6.3 billion, or 27 percent, at December 31, 2010 compared to December 31, 2009 primarily due to increases in both traded products and loan exposure as a result of momentum from growth initiatives. The decline of $4.5 billion, or 10 percent, in consumer services was concentrated in gaming and restaurants. Committed exposure for the commercial services and supplies industry declined $4.1 billion, or 12 percent, primarily due to reduced loan demand and the sale of First Republic.
The recent economic downturn has had a residual effect on debt issued by state and local municipalities and certain exposures to these municipalities. While historically default rates were low, stress on the municipalities’ financials due to the economic downturn has increased the potential for defaults in the near term. As part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications surrounding certain at-risk counterparties and/or sectors are regularly circulated ensuring exposure levels are compliant with established concentration guidelines.

Monoline and Related Exposure
Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $51 million and $41 million at December 31, 2010 and 2009.
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
We also have indirect exposure to monolines, primarily in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Representations and Warranties beginning on page 52. For additional information regarding monolines, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.
Monoline derivative credit exposure at December 31, 2010 had a notional value of $38.4 billion compared to $42.6 billion at December 31, 2009. Mark-to-market monoline derivative credit exposure was $9.2 billion at December 31, 2010 compared to $11.1 billion at December 31, 2009 with the decrease driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At December 31, 2010, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.3 billion compared to $6.0 billion at December 31, 2009. This reduced our net mark-to-market exposure to $3.9 billion at December 31, 2010 compared to $5.1 billion at December 31, 2009. At December 31, 2010, approximately 62 percent of this exposure was related to one monoline compared to approximately 54 percent at December 31, 2009. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, see GBAM beginning on page 45.

90     Bank of America 2010

We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the ratings agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to recovery on the purchased insurance. Investments in securities issued by municipalities and corporations with purchased wraps at December 31, 2010 and 2009 had a notional value of $2.4 billion and $5.0 billion. Mark-to-market investment exposure was $2.2 billion at December 31, 2010 compared to $4.9 billion at December 31, 2009.

Table 42 Commercial Credit Exposure by Industry (1)

	December 31
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	2010	2009	2010	2009
Diversified financials	$55,196	$69,259	$83,248	$109,079
Real estate (2)	58,531	75,049	72,004	93,147
Government and public education	44,131	44,151	59,594	61,998
Healthcare equipment and services	30,420	29,584	47,569	46,870
Capital goods	21,940	23,911	46,087	48,184
Retailing	24,660	23,671	43,950	42,414
Consumer services	24,759	28,704	39,694	44,214
Materials	15,873	16,373	33,046	33,233
Commercial services and supplies	20,056	23,892	30,517	34,646
Banks	26,831	20,299	29,667	23,384
Food, beverage and tobacco	14,777	14,812	28,126	28,079
Energy	9,765	9,605	26,328	23,619
Insurance, including monolines	17,263	20,613	24,417	28,033
Utilities	6,990	9,217	24,207	25,316
Individuals and trusts	18,278	25,941	22,899	34,698
Media	11,611	14,020	20,619	22,886
Transportation	12,070	13,724	18,436	20,101
Pharmaceuticals and biotechnology	3,859	2,875	11,009	10,626
Technology hardware and equipment	4,373	3,416	10,932	10,516
Religious and social organizations	8,409	8,920	10,823	11,374
Software and services	3,837	3,216	9,531	9,359
Telecommunication services	3,823	3,558	9,321	9,478
Consumer durables and apparel	4,297	4,409	8,836	9,998
Food and staples retailing	3,222	3,680	6,161	6,562
Automobiles and components	2,090	2,379	5,941	6,359
Other	13,361	10,219	17,133	14,013

Total commercial credit exposure by industry	$460,422	$505,497	$740,095	$808,186
Net credit default protection purchased on total commitments (3)			$(20,118)	$(19,025)

(1)	Includes U.S. small business commercial exposure.
(2)	Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flows and primary source of repayment as key factors.
(3)	Represents net notional credit protection purchased. See Risk Mitigation below for additional information.

Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.
At December 31, 2010 and 2009, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $20.1 billion and $19.0 billion. The mark-to-market effects, including the cost of net credit default protection hedging our credit exposure, resulted in net losses of $546 million during 2010 compared to net losses of $2.9 billion in 2009. The average Value-at-Risk (VaR) for these credit derivative hedges was $53 million for 2010 compared to $76 million for 2009. The average VaR for the related credit exposure was $65 million in 2010 compared to $130 million in 2009. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VaR was $41 million for 2010, compared to $89 million for 2009. Refer to Trading Risk Management beginning on page 100 for a description of our VaR calculation for the market-based trading portfolio.

Bank of America 2010     91

Tables 43 and 44 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2010 and 2009. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative amount and the net notional credit protection sold is shown as a positive amount.

Table 43 Net Credit Default Protection by Maturity Profile

	December 31
	2010	2009
Less than or equal to one year	14%	16%
Greater than one year and less than or equal to five years	80	81
Greater than five years	6	3

Total net credit default protection	100%	100%

Table 44 Net Credit Default Protection by Credit Exposure Debt Rating (1)

	December 31
	2010		2009
	Net	Percent of	Net	Percent of
(Dollars in millions)	Notional	Total	Notional	Total
Ratings (2)
AAA	$–	0.0%	$15	(0.1)%
AA	(188)	0.9	(344)	1.8
A	(6,485)	32.2	(6,092)	32.0
BBB	(7,731)	38.4	(9,573)	50.4
BB	(2,106)	10.5	(2,725)	14.3
B	(1,260)	6.3	(835)	4.4
CCC and below	(762)	3.8	(1,691)	8.9
NR (3)	(1,586)	7.9	2,220	(11.7)

Total net credit default protection	$(20,118)	100.0%	$(19,025)	100.0%

(1)	Ratings are refreshed on a quarterly basis.
(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.
(3)	In addition to names which have not been rated, “NR” includes $(1.5) billion and $2.3 billion in net credit default swaps index positions at December 31, 2010 and 2009. While index positions are principally investment grade, credit default swaps indices include names in and across each of the ratings categories.

In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative trades in the OTC market with large, multinational financial institutions, including broker/dealers and, to a lesser degree, with a variety of other investors. Because these transactions are executed in the OTC market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade, depending on the ultimate rating level, or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow us to take additional protective measures such as early termination of all trades.

92     Bank of America 2010

The notional amounts presented in Table 45 represent the total contract/notional amount of credit derivatives outstanding and include both purchased and written credit derivatives. The credit risk amounts are measured as the net replacement cost, in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. For information on the performance risk of our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed on page 92 and noted in the table below take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 4 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing the Corporation’s overall exposure.

Table 45 Credit Derivatives

	December 31
	2010		2009
	Contract/		Contract/
(Dollars in millions)	Notional	Credit Risk	Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$2,184,703	$18,150	$2,800,539	$25,964
Total return swaps/other	26,038	1,013	21,685	1,740

Total purchased credit derivatives	2,210,741	19,163	2,822,224	27,704

Written credit derivatives:
Credit default swaps	2,133,488	n/a	2,788,760	n/a
Total return swaps/other	22,474	n/a	33,109	n/a

Total written credit derivatives	2,155,962	n/a	2,821,869	n/a

Total credit derivatives	$4,366,703	$19,163	$5,644,093	$27,704

n/a = not applicable

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

During 2010 and 2009, credit valuation gains (losses) of $731 million and $3.1 billion ($(8) million and $1.7 billion, net of hedges) were recognized in trading account profits (losses) for counterparty credit risk related to derivative assets. For additional information on gains or losses related to the counterparty credit risk on derivative assets, refer to Note 4 – Derivatives to the Consolidated Financial Statements. For information on our monoline counterparty credit risk, see the discussions beginning on pages 47 and 90, and for information on our CDO-related counterparty credit risk, see GBAM beginning on page 45.

Bank of America 2010     93

Non-U.S. Portfolio
Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. Management oversight of country risk, including cross-border risk, is provided by the Regional Risk Committee, a subcommittee of the CRC.
The following table sets forth total non-U.S. exposure broken out by region at December 31, 2010 and 2009. Non-U.S. exposure includes credit exposure net of local liabilities, securities and other investments issued by or domiciled in countries other than the U.S. Total non-U.S. exposure can be adjusted for externally guaranteed loans outstanding and certain collateral types. Exposures which are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

Table 46 Regional Non-U.S. Exposure (1, 2, 3)

	December 31
(Dollars in millions)	2010	2009
Europe	$148,078	$170,796
Asia Pacific	73,255	47,645
Latin America	14,848	19,516
Middle East and Africa	3,688	3,906
Other	22,188	15,799

Total	$262,057	$257,662

(1)	Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements.
(2)	Derivative assets included in the exposure amounts have been reduced by the amount of cash collateral applied of $44.2 billion and $34.3 billion at December 31, 2010 and 2009.
(3)	Generally, resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

Our total non-U.S. exposure was $262.1 billion at December 31, 2010, an increase of $4.4 billion from December 31, 2009. Our non-U.S. exposure remained concentrated in Europe which accounted for $148.1 billion, or 57 percent, of total non-U.S. exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries. The decrease of $22.7 billion in Europe was primarily driven by our efforts to reduce exposure in the peripheral Eurozone countries and sale or maturity of securities in the U.K. Select European countries are further detailed in Table 49. Asia Pacific was our second largest non-U.S. exposure at $73.3 billion, or 28 percent. The $25.6 billion increase in Asia Pacific was predominantly driven by a required change in accounting for our CCB investment, increased securities exposure in Japan, and increased securities and loan exposure in other Asia Pacific emerging markets. For more information on the required change in accounting for our CCB investment, refer to Note 5 – Securities to the Consolidated Financial Statements. Latin America accounted for $14.8 billion, or six percent, of total non-U.S. exposure. The $4.7 billion decrease in Latin America was primarily driven by the sale of our equity investments in Itaú Unibanco and Santander. Other non-U.S. exposure was $22.2 billion at

December 31, 2010, an increase of $6.4 billion from the prior year resulting from an increase in Canadian cross-border loans. For more information on our Asia Pacific and Latin America exposure, see non-U.S. exposure to selected countries defined as emerging markets on page 95.
As shown in Table 47, the United Kingdom, France and China had total cross-border exposure greater than one percent of our total assets and were the only countries where total cross-border exposure exceeded one percent of our total assets at December 31, 2010. At December 31, 2010, Canada and Japan had total cross-border exposure of $17.9 billion and $17.0 billion representing 0.79 percent and 0.75 percent of total assets. Canada and Japan were the only other countries that had total cross-border exposure that exceeded 0.75 percent of our total assets at December 31, 2010.
Exposure includes cross-border claims by our non-U.S. offices including loans, acceptances, time deposits placed, trading account assets, securities, derivative assets, other interest-earning investments and other monetary assets. Amounts also include unused commitments, SBLCs, commercial letters of credit and formal guarantees. Sector definitions are consistent with FFIEC reporting requirements for preparing the Country Exposure Report.

Table 47 Total Cross-border Exposure Exceeding One Percent of Total Assets (1)

						Exposure as a
					Cross-border	Percentage of
(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Exposure	Total Assets
United Kingdom	2010	$101	$5,544	$32,354	$37,999	1.68%
	2009	157	8,478	52,080	60,715	2.73
France (2)	2010	978	8,110	15,685	24,773	1.09
China (2)	2010	777	21,617	1,534	23,928	1.06

(1)	At December 31, 2010, total cross-border exposure for the United Kingdom, France and China included derivatives exposure of $2.3 billion, $1.7 billion and $870 million, respectively, which has been reduced by the amount of cash collateral applied of $13.0 billion, $6.9 billion and $130 million, respectively. Derivative assets were collateralized by other marketable securities of $96 million, $26 million and $71 million, respectively, at December 31, 2010.
(2)	At December 31, 2009, total cross-border exposure for France and China was $17.4 billion and $12.1 billion, representing 0.78 percent and 0.54 percent of total assets.

94     Bank of America 2010

As presented in Table 48, non-U.S. exposure to borrowers or counterparties in emerging markets increased $14.5 billion to $65.1 billion at December 31, 2010 compared to $50.6 billion at December 31, 2009. The increase was due to an increase in the Asia Pacific region which was partially offset by a decrease in Latin America. Non-U.S. exposure to borrowers or counterparties in emerging markets represented 25 percent and 20 percent of total non-U.S. exposure at December 31, 2010 and 2009.

Table 48 Selected Emerging Markets (1)

							Total
							Emerging	Increase
	Loans and					Local Country	Market	(Decrease)
	Leases, and			Securities/	Total Cross-	Exposure Net	Exposure at	From
	Loan	Other	Derivative	Other	border	of Local	December 31,	December 31,
(Dollars in millions)	Commitments	Financing (2)	Assets (3)	Investments (4)	Exposure (5)	Liabilities (6)	2010	2009
Region/Country
Asia Pacific
China	$1,064	$1,237	$870	$20,757	$23,928	$–	$23,928	$11,865
India	3,292	1,590	607	2,013	7,502	766	8,268	2,108
South Korea	621	1,156	585	2,009	4,371	908	5,279	268
Singapore	560	75	442	1,469	2,546	–	2,546	1,678
Hong Kong	349	516	242	935	2,042	–	2,042	940
Taiwan	283	64	84	692	1,123	732	1,855	1,126
Thailand	20	17	39	569	645	24	669	482
Other Asia Pacific (7)	298	32	145	239	714	–	714	(130)

Total Asia Pacific	6,487	4,687	3,014	28,683	42,871	2,430	45,301	18,337

Latin America
Brazil	1,033	293	560	2,355	4,241	1,565	5,806	(3,648)
Mexico	1,917	305	303	1,860	4,385	–	4,385	(1,086)
Chile	954	132	401	38	1,525	1	1,526	365
Colombia	132	460	10	75	677	–	677	481
Peru	231	150	16	121	518	–	518	248
Other Latin America (7)	74	167	10	456	707	153	860	(154)

Total Latin America	4,341	1,507	1,300	4,905	12,053	1,719	13,772	(3,794)

Middle East and Africa
United Arab Emirates	967	6	154	49	1,176	–	1,176	456
Bahrain	78	–	3	1,079	1,160	–	1,160	27
South Africa	406	7	56	102	571	–	571	(577)
Other Middle East and Africa (7)	441	55	132	153	781	–	781	13

Total Middle East and Africa	1,892	68	345	1,383	3,688	–	3,688	(81)

Central and Eastern Europe
Russian Federation	264	133	35	104	536	–	536	(133)
Turkey	269	165	14	52	500	–	500	112
Other Central and Eastern Europe (7)	148	210	277	618	1,253	–	1,253	35

Total Central and Eastern Europe	681	508	326	774	2,289	–	2,289	14

Total emerging market exposure	$13,401	$6,770	$4,985	$35,745	$60,901	$4,149	$65,050	$14,476

(1)	There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. At December 31, 2010, there was $460 million in emerging market exposure accounted for under the fair value option, none at December 31, 2009.
(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.
(3)	Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $1.2 billion and $557 million at December 31, 2010 and 2009. At December 31, 2010 and 2009, there were $408 million and $616 million of other marketable securities collateralizing derivative assets.
(4)	Generally, cross-border resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.
(5)	Cross-border exposure includes amounts payable to the Corporation by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting requirements.
(6)	Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure at December 31, 2010 was $15.7 billion compared to $17.6 billion at December 31, 2009. Local liabilities at December 31, 2010 in Asia Pacific, Latin America, and Middle East and Africa were $15.1 billion, $451 million and $193 million, respectively, of which $7.9 billion was in Singapore, $1.8 billion in both China and Hong Kong, $1.2 billion in India, $802 million in South Korea and $573 million in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.
(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total non-U.S. exposure of more than $500 million.

At December 31, 2010 and 2009, 70 percent and 53 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $18.3 billion primarily driven by our equity investment in CCB, which accounted for $10.6 billion, or 58 percent, of the increase in Asia, and increases in loans in India and securities in Singapore. The increase in our equity investment in CCB was driven by a required change in accounting. For more information on our CCB investment, refer to Note 5 – Securities to the Consolidated Financial Statements.

At December 31, 2010 and 2009, 21 percent and 35 percent of the emerging markets exposure was in Latin America. Latin America emerging markets exposure decreased $3.8 billion driven by the sale of our equity investments in Itaú Unibanco and Santander, which accounted for $5.4 billion and $2.5 billion at December 31, 2009, partially offset by increased loans across the region. For more information on these sales, refer to Note 5 – Securities to the Consolidated Financial Statements.
At December 31, 2010 and 2009, six percent and seven percent of the emerging markets exposure was in Middle East and Africa, with a decrease of

Bank of America 2010     95

$81 million primarily driven by a decrease in securities in South Africa, offset by increases in loans in the United Arab Emirates and South Africa, and securities in Bahrain. At December 31, 2010 and 2009, three percent and five percent of the emerging markets exposure was in Central and Eastern Europe.
Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, are currently experiencing varying degrees of financial stress. These countries have had certain credit ratings lowered by ratings services during 2010. Risks from the debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on the global economic recovery and sovereign and non-sovereign debt in these countries. The table below shows our direct sovereign and non-sovereign exposures, excluding consumer credit card exposure, in these countries at December 31, 2010. The total exposure to these countries was $15.8 billion at December 31, 2010 compared to $25.5 billion at December 31, 2009. The $9.7 billion decrease since December 31, 2009 was driven primarily by the sale or maturity of sovereign and non-sovereign securities in all countries.

Table 49 Selected European Countries

						Local	Total Non-
	Loans and					Country	U.S.
	Leases, and			Securities/	Total Cross-	Exposure Net	Exposure at
	Loan	Other	Derivative	Other	border	of Local	December 31,	Credit Default
(Dollars in millions)	Commitments	Financing (1)	Assets (2)	Investments (3)	Exposure (4)	Liabilities (5)	2010	Protection (6)
Greece
Sovereign	$–	$–	$–	$103	$103	$–	$103	$(23)
Non-sovereign	260	2	43	69	374	–	374	–

Total Greece	$260	$2	$43	$172	$477	$–	$477	$(23)

Ireland
Sovereign	$7	$326	$22	$52	$407	$–	$407	$–
Non-sovereign	1,641	524	152	267	2,584	–	2,584	(15)

Total Ireland	$1,648	$850	$174	$319	$2,991	$–	$2,991	$(15)

Italy
Sovereign	$–	$–	$1,247	$21	$1,268	$1	$1,269	$(1,136)
Non-sovereign	967	639	560	1,310	3,476	1,792	5,268	(67)

Total Italy	$967	$639	$1,807	$1,331	$4,744	$1,793	$6,537	$(1,203)

Portugal
Sovereign	$–	$–	$36	$–	$36	$–	$36	$(19)
Non-sovereign	65	55	26	344	490	–	490	–

Total Portugal	$65	$55	$62	$344	$526	$–	$526	$(19)

Spain
Sovereign	$25	$–	$36	$–	$61	$40	$101	$(57)
Non-sovereign	1,028	40	382	1,872	3,322	1,835	5,157	(7)

Total Spain	$1,053	$40	$418	$1,872	$3,383	$1,875	$5,258	$(64)

Total
Sovereign	$32	$326	$1,341	$176	$1,875	$41	$1,916	$(1,235)
Non-sovereign	3,961	1,260	1,163	3,862	10,246	3,627	13,873	(89)

Total selected European exposure	$3,993	$1,586	$2,504	$4,038	$12,121	$3,668	$15,789	$(1,324)

(1)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.
(2)	Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $2.9 billion at December 31, 2010. At December 31, 2010, there was $41 million of other marketable securities collateralizing derivative assets.
(3)	Generally, cross-border resale agreements are presented based on the domicile of the counterparty, consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.
(4)	Cross-border exposure includes amounts payable to the Corporation by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting requirements.
(5)	Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Of the $838 million applied for exposure reduction, $459 million was in Italy, $208 million in Ireland, $137 million in Spain and $34 million in Greece.
(6)	Represents net notional credit default protection purchased to hedge counterparty risk.

Provision for Credit Losses
The provision for credit losses decreased $20.1 billion to $28.4 billion for 2010 compared to 2009. The provision for credit losses for the consumer portfolio decreased $11.4 billion to $25.4 billion for 2010 compared to 2009 reflecting lower delinquencies and decreasing bankruptcies in the consumer credit card and unsecured consumer lending portfolios resulting from an improving economic outlook. Also contributing to the improvement were lower reserve additions in consumer real estate due to improving portfolio trends. The addition to reserves in the consumer PCI loan portfolios reflected further reductions in expected principal cash flows of $2.2 billion for 2010 compared to $3.5 billion a year earlier. Consumer net charge-offs of $29.4 billion for 2010 were $4.2 billion higher than the prior year due to the impact of the adoption of new consolidation guidance resulting in the consolidation of certain securitized loan balances in our consumer credit card and home equity portfolios, offset by benefits from economic improvement during the year which impacted all consumer portfolios.
The provision for credit losses for the commercial portfolio, including the provision for unfunded lending commitments, decreased $8.7 billion to $3.0 billion for 2010 compared to 2009 due to improved borrower credit profiles, stabilization of appraisal values in the commercial real estate portfolio and lower delinquencies and bankruptcies in the small business portfolio. These same factors resulted in a decrease in commercial net charge-offs of $3.5 billion to $5.0 billion in 2010 compared to 2009.

96     Bank of America 2010

Allowance for Credit Losses

Allowance for Loan and Lease Losses
The allowance for loan and lease losses is allocated based on two components, described below, based on whether a loan or lease is performing or whether it has been individually identified as being impaired or has been modified as a TDR. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes loans held-for-sale and loans accounted for under the fair value option, as fair value adjustments related to loans measured at fair value include a credit risk component.
The first component of the allowance for loan and lease losses covers nonperforming commercial loans, consumer real estate loans that have been modified in a TDR, renegotiated credit card, unsecured consumer and small business loans. These loans are subject to impairment measurement primarily at the loan level based either on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or discounted at the portfolio average contractual annual percentage rate, excluding renegotiated and promotionally priced loans for the renegotiated TDR portfolio. Impairment measurement may also be based upon the collateral value or the loan’s observable market price. When the determined or measured values are lower than the carrying value of the loan, impairment is recognized. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.
The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases which have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of our homogeneous loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty and large single name defaults. We evaluate the adequacy of the allowance for loan and lease losses based on the combined total of these two components. As of December 31, 2010, inputs to the loss forecast process resulted in reductions in the allowance for most consumer portfolios.
The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic or obligor concentrations within each portfolio segment, and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize the Corporation’s historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default (PD) and the loss given default (LGD) based on the Corporation’s historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable; the industry in which the obligor operates; the obligor’s liquidity and other financial indicators; and other quantitative and qualitative factors relevant to the obligor’s credit risk. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment in considering the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, inherent uncertainty in models, and other qualitative factors. As of December 31, 2010, updates to the loan risk ratings and composition resulted in reductions in the allowance for all commercial portfolios.
We monitor differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by senior management of loan and lease portfolios and the models used to estimate incurred losses in those portfolios.
Additions to, or reductions of, the allowance for loan and lease losses generally are recorded through charges or credits to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts are credited to the allowance for loan and lease losses.
The allowance for loan and lease losses for the consumer portfolio as presented in Table 51 was $34.7 billion at December 31, 2010, an increase of $6.9 billion from December 31, 2009. This increase was primarily related to $10.8 billion of reserves recorded on January 1, 2010 in connection with the adoption of new consolidation guidance, and higher reserve additions in the non-impaired consumer real estate portfolios during the first half of 2010 amid continued stress in the housing market. These items were partially offset by reserve reductions primarily due to improving credit quality in the Global Card Services consumer portfolios. With respect to the consumer PCI loan portfolios, updates to our expected principal cash flows resulted in an increase in reserves through provision of $2.2 billion for 2010, primarily in the home equity and discontinued real estate portfolios compared to $3.5 billion in 2009.
The allowance for commercial loan and lease losses was $7.2 billion at December 31, 2010, a $2.2 billion decrease from December 31, 2009. The decrease was primarily due to improvements in the U.S. small business commercial portfolio within Global Card Services due to improved delinquencies and bankruptcies, as well as in the U.S. commercial portfolios primarily in Global Commercial Banking and GBAM, and the commercial real estate portfolio primarily within Global Commercial Banking reflecting improved borrower credit profiles as a result of improving economic conditions.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.47 percent at December 31, 2010 compared to 4.16 percent at December 31, 2009. The increase in the ratio was mostly due to consumer reserve increases for securitized loans consolidated under the new consolidation guidance, which were primarily credit card loans. The December 31, 2010 and 2009 ratios above include the impact of the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.94 percent at December 31, 2010 compared to 3.88 percent at December 31, 2009.

Reserve for Unfunded Lending Commitments
In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments such as letters of credit, financial guarantees and binding loan commitments, excluding commitments accounted for under the fair value option. Unfunded lending commitments are subject to the same assessment as funded loans, including estimates of PD and LGD. Due to the nature of unfunded commitments, the

Bank of America 2010     97

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

The reserve for unfunded lending commitments at December 31, 2010 was $1.2 billion, $299 million lower than December 31, 2009 primarily driven by accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions and customer utilizations of previously unfunded positions.
Table 50 presents a rollforward of the allowance for credit losses for 2010 and 2009.

Table 50 Allowance for Credit Losses

(Dollars in millions)	2010	2009
Allowance for loan and lease losses, beginning of period, before effect of the January 1 adoption of new consolidation guidance	$37,200	$23,071
Allowance related to adoption of new consolidation guidance	10,788	n/a

Allowance for loan and lease losses, January 1	47,988	23,071

Loans and leases charged off
Residential mortgage	(3,779)	(4,436)
Home equity	(7,059)	(7,205)
Discontinued real estate	(77)	(104)
U.S. credit card	(13,818)	(6,753)
Non-U.S. credit card	(2,424)	(1,332)
Direct/Indirect consumer	(4,303)	(6,406)
Other consumer	(320)	(491)

Total consumer charge-offs	(31,780)	(26,727)

U.S. commercial (1)	(3,190)	(5,237)
Commercial real estate	(2,185)	(2,744)
Commercial lease financing	(96)	(217)
Non-U.S. commercial	(139)	(558)

Total commercial charge-offs	(5,610)	(8,756)

Total loans and leases charged off	(37,390)	(35,483)

Recoveries of loans and leases previously charged off
Residential mortgage	109	86
Home equity	278	155
Discontinued real estate	9	3
U.S. credit card	791	206
Non-U.S. credit card	217	93
Direct/Indirect consumer	967	943
Other consumer	59	63

Total consumer recoveries	2,430	1,549

U.S. commercial (2)	391	161
Commercial real estate	168	42
Commercial lease financing	39	22
Non-U.S. commercial	28	21

Total commercial recoveries	626	246

Total recoveries of loans and leases previously charged off	3,056	1,795

Net charge-offs	(34,334)	(33,688)

Provision for loan and lease losses	28,195	48,366
Other (3)	36	(549)

Allowance for loan and lease losses, December 31	41,885	37,200

Reserve for unfunded lending commitments, January 1	1,487	421
Provision for unfunded lending commitments	240	204
Other (4)	(539)	862

Reserve for unfunded lending commitments, December 31	1,188	1,487

Allowance for credit losses, December 31	$43,073	$38,687

(1)	Includes U.S. small business commercial charge-offs of $2.0 billion and $3.0 billion in 2010 and 2009.
(2)	Includes U.S. small business commercial recoveries of $107 million and $65 million in 2010 and 2009.
(3)	The 2009 amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for $7.8 billion in held-to-maturity debt securities that were issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation.
(4)	The 2010 amount includes the remaining balance of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded positions. All other amounts represent primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.
n/a = not applicable

98     Bank of America 2010

Table 50 Allowance for Credit Losses (continued)

(Dollars in millions)	2010	2009
Loans and leases outstanding at December 31 (5)	$937,119	$895,192
Allowance for loan and lease losses as a percentage of total loans and leases and outstanding at December 31 (5)	4.47%	4.16%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31	5.40	4.81
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (5)	2.44	2.96
Average loans and leases outstanding (5)	$954,278	$941,862
Net charge-offs as a percentage of average loans and leases outstanding (5)	3.60%	3.58%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 6, 7)	136	111
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.22	1.10

Excluding purchased credit-impaired loans: (8)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)	3.94%	3.88%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31	4.66	4.43
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (5)	2.44	2.96
Net charge-offs as a percentage of average loans and leases outstanding (5)	3.73	3.71
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 6, 7)	116	99
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.04	1.00

(5)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $3.3 billion and $4.9 billion at December 31, 2010 and 2009. Average loans accounted for under the fair value option were $4.1 billion and $6.9 billion in 2010 and 2009.
(6)	Allowance for loan and lease losses includes $22.9 billion and $17.7 billion allocated to products that were excluded from nonperforming loans, leases and foreclosed properties at December 31, 2010 and 2009.
(7)	For more information on our definition of nonperforming loans, see the discussion beginning on page 81.
(8)	Metrics exclude the impact of Countrywide consumer PCI loans and Merrill Lynch commercial PCI loans.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 51 presents our allocation by product type.

Table 51 Allocation of the Allowance for Credit Losses by Product Type

	December 31, 2010			January 1, 2010 (1)	December 31, 2009
			Percent of				Percent of
			Loans and				Loans and
		Percent	Leases			Percent of	Leases
(Dollars in millions)	Amount	of Total	Outstanding (2)	Amount	Amount	Total	Outstanding (2)
Allowance for loan and lease losses (3)
Residential mortgage	$4,648	11.10%	1.80%	$4,607	$4,607	12.38%	1.90%
Home equity	12,934	30.88	9.37	10,733	10,160	27.31	6.81
Discontinued real estate	1,670	3.99	12.74	989	989	2.66	6.66
U.S. credit card	10,876	25.97	9.56	15,102	6,017	16.18	12.17
Non-U.S. credit card	2,045	4.88	7.45	2,686	1,581	4.25	7.30
Direct/Indirect consumer	2,381	5.68	2.64	4,251	4,227	11.36	4.35
Other consumer	161	0.38	5.67	204	204	0.55	6.53

Total consumer	34,715	82.88	5.40	38,572	27,785	74.69	4.81

U.S. commercial (4)	3,576	8.54	1.88	5,153	5,152	13.85	2.59
Commercial real estate	3,137	7.49	6.35	3,567	3,567	9.59	5.14
Commercial lease financing	126	0.30	0.57	291	291	0.78	1.31
Non-U.S. commercial	331	0.79	1.03	405	405	1.09	1.50

Total commercial (5)	7,170	17.12	2.44	9,416	9,415	25.31	2.96

Allowance for loan and lease losses	41,885	100.00%	4.47	47,988	37,200	100.00%	4.16

Reserve for unfunded lending commitments	1,188			1,487	1,487

Allowance for credit losses (6)	$43,073			$49,475	$38,687

(1)	Balances reflect impact of new consolidation guidance.
(2)	Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option for each loan and lease category. Loans accounted for under the fair value option include U.S. commercial loans of $1.6 billion and $3.0 billion, non-U.S. commercial loans of $1.7 billion and $1.9 billion and commercial real estate loans of $79 million and $90 million at December 31, 2010 and 2009.
(3)	December 31, 2010 is presented in accordance with new consolidation guidance. December 31, 2009 has not been restated.
(4)	Includes allowance for U.S. small business commercial loans of $1.5 billion and $2.4 billion at December 31, 2010 and 2009.
(5)	Includes allowance for loan and lease losses for impaired commercial loans of $1.1 billion and $1.2 billion at December 31, 2010 and 2009. Included in the $1.1 billion at December 31, 2010 is $445 million related to U.S. small business commercial renegotiated TDR loans.
(6)	Includes $6.4 billion and $3.9 billion of allowance for credit losses related to purchased credit-impaired loans at December 31, 2010 and 2009.

Bank of America 2010     99

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
Our traditional banking loan and deposit products are nontrading positions and are generally reported at amortized cost for assets or the amount owed for liabilities (historical cost). However, these positions are still subject to changes in economic value based on varying market conditions, primarily changes in the levels of interest rates. The risk of adverse changes in the economic value of our nontrading positions is managed through our ALM activities. We have elected to account for certain assets and liabilities under the fair value option. For further information on the fair value of certain financial assets and liabilities, see Note 22 – Fair Value Measurements to the Consolidated Financial Statements.
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

Interest Rate Risk
Interest rate risk represents exposures to instruments whose values vary with the level or volatility of interest rates. These instruments include, but are not limited to, loans, debt securities, certain trading-related assets and liabilities, deposits, borrowings and derivative instruments. Hedging instruments used to mitigate these risks include derivatives such as options, futures, forwards and swaps.

Foreign Exchange Risk
Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in other currencies. The types of instruments exposed to this risk include investments in non-U.S. subsidiaries, foreign currency-denominated loans and securities, future cash flows in foreign currencies arising from foreign exchange transactions, foreign currency-denominated debt and various foreign exchange derivative instruments whose values fluctuate with changes in the level or volatility of currency exchange rates or non-U.S. interest rates. Hedging instruments used to mitigate this risk include foreign exchange options, currency swaps, futures, forwards, foreign currency-denominated debt and deposits.

Mortgage Risk
Mortgage risk represents exposures to changes in the value of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, other interest rates, government participation and interest rate volatility. Our exposure to these instruments takes several forms. First, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages, and collateralized mortgage obligations (CMOs) including CDOs using mortgages as underlying collateral. Second, we originate a variety of MBS which involves the accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage origination activities. See Note 1 – Summary of Significant Accounting Principles and Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements for additional information on MSRs. Hedging instruments used to mitigate this risk include foreign exchange options, currency swaps, futures, forwards and foreign currency-denominated debt.

Equity Market Risk
Equity market risk represents exposures to securities that represent an ownership interest in a corporation in the form of domestic and foreign common stock or other equity-linked instruments. Instruments that would lead to this exposure include, but are not limited to, the following: common stock, exchange-traded funds, American Depositary Receipts, convertible bonds, listed equity options (puts and calls), over-the-counter equity options, equity total return swaps, equity index futures and other equity derivative products. Hedging instruments used to mitigate this risk include options, futures, swaps, convertible bonds and cash positions.

Commodity Risk
Commodity risk represents exposures to instruments traded in the petroleum, natural gas, power and metals markets. These instruments consist primarily of futures, forwards, swaps and options. Hedging instruments used to mitigate this risk include options, futures and swaps in the same or similar commodity product, as well as cash positions.

Issuer Credit Risk
Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers. Our portfolio is exposed to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration or by defaults. Hedging instruments used to mitigate this risk include bonds, credit default swaps and other credit fixed-income instruments.

Market Liquidity Risk
Market liquidity risk represents the risk that the level of expected market activity changes dramatically and, in certain cases, may even cease to exist. This exposes us to the risk that we will not be able to transact business and execute trades in an orderly manner which may impact our results. This impact could further be exacerbated if expected hedging or pricing correlations are compromised by the disproportionate demand or lack of demand for certain instruments. We utilize various risk mitigating techniques as discussed in more detail below.

Trading Risk Management
Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 22 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.
The Global Markets Risk Committee (GRC), chaired by the Global Markets Risk Executive, has been designated by ALMRC as the primary governance

100     Bank of America 2010

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the twelve months ended December 31, 2010, as compared with the twelve months ended December 31, 2009. During the twelve months ended December 31, 2010, positive trading-related revenue was recorded for 90 percent of the trading days of which 75 percent were daily trading gains of over $25 million, four percent of the trading days had losses greater than $25 million and the largest loss was $102 million. This can be compared to the twelve months ended December 31, 2009, where positive trading-related revenue was recorded for 88 percent of the trading days of which 72 percent were daily trading gains of over $25 million, six percent of the trading days had losses greater than $25 million and the largest loss was $100 million.

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
A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are however many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis and regularly review the assumptions underlying the model.
We continually review, evaluate and enhance our VaR model so that it reflects the material risks in our trading portfolio. Nevertheless, due to the limitations mentioned above, we have historically used the VaR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to varying degrees.
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

Bank of America 2010     101

The graph below shows daily trading-related revenue and VaR for the twelve months ended December 31, 2010. Actual losses did not exceed daily trading VaR in the twelve months ended December 31, 2010 and 2009. Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year.

Trading Risk and Return
Daily Trading-related Revenue and VaR

Table 52 presents average, high and low daily trading VaR for 2010 and 2009.

Table 52 Trading Activities Market Risk VaR

	2010			2009
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$23.8	$73.1	$4.9	$20.3	$55.4	$6.1
Interest rate	64.1	128.3	33.2	73.7	136.7	43.6
Credit	171.5	287.2	122.9	183.3	338.7	123.9
Real estate/mortgage	83.1	138.5	42.9	51.1	81.3	32.4
Equities	39.4	90.9	20.8	44.6	87.6	23.6
Commodities	19.9	31.7	12.8	20.2	29.1	16.0
Portfolio diversification	(200.5)	–	–	(187.0)	–	–

Total market-based trading portfolio	$201.3	$375.2	$123.0	$206.2	$325.2	$117.9

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

The decrease in average VaR during 2010 resulted from reduced exposures in several businesses. In addition, portfolio diversification increased relative to average VaR, as exposure changes resulted in reduced correlations across businesses.
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

Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process has been established to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 68.

102     Bank of America 2010

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
We prepare forward-looking forecasts of core net interest income. The baseline forecast takes into consideration expected future business growth, ALM positioning and the direction of interest rate movements as implied by the market-based forward curve. We then measure and evaluate the impact that alternative interest rate scenarios have on the static baseline forecast in order to assess interest rate sensitivity under varied conditions. The spot and 12-month forward monthly rates used in our respective baseline forecast at December 31, 2010 and 2009 are presented in the table below.

Table 53 Forward Rates

	December 31
	2010			2009
	Federal	Three-Month	10-Year	Federal	Three-Month	10-Year
	Funds	LIBOR	Swap	Funds	LIBOR	Swap
Spot rates	0.25%	0.30%	3.39%	0.25%	0.25%	3.97%
12-month forward rates	0.25	0.72	3.86	1.14	1.53	4.47

Table 54 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from December 31, 2010 and 2009, resulting from a 100 bps gradual parallel increase, a 100 bps gradual parallel decrease, a 100 bps gradual curve flattening (increase in short-term rates or decrease in long-term rates) and a 100 bps gradual curve steepening (decrease in short-term rates or increase in long-term rates) from the forward market curve. For further discussion of core net interest income, see page 37.

Table 54 Estimated Core Net Interest Income (1)

(Dollars in millions)			December 31
Curve Change	Short Rate (bps)	Long Rate (bps)	2010	2009
+100 bps Parallel shift	+100	+100	$601	$598
-100 bps Parallel shift	–100	–100	(834)	(1,084)
Flatteners
Short end	+100	–	136	127
Long end	–	–100	(637)	(616)
Steepeners
Short end	–100	–	(170)	(444)
Long end	–	+100	493	476

(1)	Prior periods are reported on a managed basis.

The sensitivity analysis above assumes that we take no action in response to these rate shifts over the indicated periods. At December 31, 2010, the exposure as reported reflects impacts that may be realized in net interest income. At December 31, 2009, the estimated exposure as reported reflects impacts that would have been realized primarily in net interest income and card income.
Our core net interest income was asset sensitive to a parallel move in interest rates at both December 31, 2010 and 2009. The change in the interest rate risk position relative to December 31, 2009 is primarily due to lower short-term interest rates. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities
The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At December 31, 2010 and 2009, AFS debt securities were $337.6 billion and $301.6 billion. During 2010 and 2009, we purchased AFS debt securities of $199.2 billion and $185.1 billion, sold $97.5 billion and $159.4 billion, and had maturities and received paydowns of $70.9 billion and $59.9 billion. We realized $2.5 billion and $4.7 billion in net gains on sales of debt securities during 2010 and 2009. In addition, we securitized $2.4 billion and $14.0 billion of residential mortgage loans into MBS during 2010 and 2009, which we retained.

Bank of America 2010     103

During 2010, we entered into a series of transactions in our AFS debt securities portfolio that involved securitizations as well as sales of non-agency RMBS. These transactions were initiated following a review of corporate risk objectives in light of proposed Basel regulatory capital changes and liquidity targets. For more information on the proposed regulatory capital changes, see Capital Management – Regulatory Capital Changes beginning on page 64. During 2010, the carrying value of the non-agency RMBS portfolio was reduced $14.5 billion primarily as a result of the aforementioned sales and securitizations as well as paydowns. We recognized net losses of $922 million on the series of transactions in the AFS debt securities portfolio, and improved the overall credit quality of the remaining portfolio such that the percentage of the non-agency RMBS portfolio that is below investment-grade was reduced significantly.
Accumulated OCI includes after-tax net unrealized gains of $7.4 billion and $1.5 billion at December 31, 2010 and 2009, comprised primarily of after-tax net unrealized gains of $714 million and after-tax net unrealized losses of $628 million related to AFS debt securities and after-tax net unrealized gains of $6.7 billion and $2.1 billion related to AFS equity securities. The 2010 unrealized gain on marketable equity securities was related to our investment in CCB. See Note 5 – Securities to the Consolidated Financial Statements for further discussion on marketable equity securities. Total market value of the AFS debt securities was $337.6 billion and $301.6 billion at December 31, 2010 and 2009 with a weighted-average duration of 4.9 and 4.5 years, and primarily relates to our MBS and U.S. Treasury portfolio. The amount of pre-tax accumulated OCI related to AFS debt securities increased by $2.2 billion during 2010 to $1.1 billion, primarily due to sales of non-agency CMO positions.
We recognized $967 million of OTTI losses through earnings on AFS debt securities in 2010 compared to $2.8 billion in 2009. We also recognized $3 million of OTTI losses on AFS marketable equity securities during 2010 compared to $326 million in 2009.
The recognition of impairment losses on AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost, the financial condition of the issuer of the security including credit ratings and the specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery. We do not intend to sell securities with unrealized losses and it is not more-likely-than-not that we will be required to sell those securities before recovery of amortized cost. Based on our evaluation of these and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at December 31, 2010 are other-than-temporarily impaired.

Residential Mortgage Portfolio
At December 31, 2010 and 2009, residential mortgages were $258.0 billion and $242.1 billion. During 2010 and 2009, we retained $63.8 billion and $26.6 billion in first mortgages originated by Home Loans & Insurance. Outstanding residential mortgage loans increased $15.8 billion in 2010 compared to 2009 as new FHA insured origination volume was partially offset by paydowns, the sale of $10.8 billion of residential mortgages related to First Republic Bank, transfers to foreclosed properties and charge-offs. In addition, FHA repurchases of delinquent loans pursuant to our servicing agreements with GNMA also increased the residential mortgage portfolio during 2010.

During 2010 and 2009, we securitized $2.4 billion and $14.0 billion of residential mortgage loans into MBS which we retained. We recognized gains of $68 million on securitizations completed during 2010. For more information on these securitizations, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. During 2010 and 2009, we had no purchases of residential mortgages related to ALM activities. We sold $443 million of residential mortgages during 2010, of which $432 million were originated residential mortgages and $11 million were previously purchased from third parties. Net gains on these transactions were $21 million. This compares to sales of $5.9 billion of residential mortgages during 2009 of which $5.1 billion were originated residential mortgages and $771 million were previously purchased from third parties. These sales resulted in gains of $47 million. We received paydowns of $38.2 billion and $42.3 billion in 2010 and 2009.

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
Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps, foreign currency forward contracts and options to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 55 shows the notional amounts, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and estimated duration of our open ALM derivatives at December 31, 2010 and 2009. These amounts do not include derivative hedges on our MSRs.
Changes to the composition of our derivatives portfolio during 2010 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions. The notional amount of our option positions increased to $6.6 billion at December 31, 2010 from $6.5 billion at December 31, 2009. Our interest rate swap positions, including foreign exchange contracts, were a net receive-fixed position of $6.4 billion and $52.2 billion at December 31, 2010 and 2009. The decrease in the net notional levels of our interest rate swap position was driven by the net addition of $51.6 billion in pay-fixed swaps and $11.5 billion in foreign currency-denominated receive-fixed swaps, offset by a reduction of $5.6 billion in U.S. dollar-denominated receive-fixed swaps. The notional amount of our foreign exchange basis swaps was $235.2 billion and $122.8 billion at December 31, 2010 and 2009. The $112.4 billion notional change was primarily due to new trade activity during 2010 to mitigate cross-currency basis risk on our economic hedge portfolio. The increase in pay-fixed swaps resulted from hedging newly purchased U.S. Treasury Bonds with swaps and entering into additional pay-fixed swaps to hedge variable rate short-term liabilities. Our futures and forwards net notional position, which reflects the net of long and short positions, was a short position of $280 million at December 31, 2010 compared to a long position of $10.6 billion at December 31, 2009.

104     Bank of America 2010

The table below includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments. The fair value of net ALM contracts increased $329 million to a gain of $12.6 billion at December 31, 2010 compared to $12.3 billion at December 31, 2009. The increase was primarily attributable to changes in the value of U.S. dollar-

denominated receive-fixed interest rate swaps of $3.3 billion, foreign exchange contracts of $2.1 billion and foreign exchange basis swaps of $197 million. The increase was partially offset by a loss from the changes in the value of pay-fixed interest rate swaps of $5.0 billion and option products of $294 million.

Table 55 Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		December 31, 2010
		Expected Maturity							Average
	Fair								Estimated
(Dollars in millions, average estimated duration in years)	Value	Total	2011	2012	2013	2014	2015	Thereafter	Duration
Receive fixed interest rate swaps (1, 2)	$7,364								4.45
Notional amount		$104,949	$8	$36,201	$7,909	$7,270	$8,094	$45,467
Weighted-average fixed-rate		3.94%	1.00%	2.49%	3.90%	3.66%	3.71%	5.19%
Pay fixed interest rate swaps (1, 2)	(3,827)								6.03
Notional amount		$156,067	$50,810	$16,205	$1,207	$4,712	$10,933	$72,200
Weighted-average fixed-rate		3.02%	2.37%	2.15%	2.88%	2.40%	2.75%	3.76%
Same-currency basis swaps (3)	103
Notional amount		$152,849	$13,449	$49,509	$31,503	$21,085	$11,431	$25,872
Foreign exchange basis swaps (2, 4, 5)	4,830
Notional amount		235,164	21,936	39,365	46,380	41,003	23,430	63,050
Option products (6)	(120)
Notional amount (8)		6,572	(1,180)	2,092	2,390	603	311	2,356
Foreign exchange contracts (2, 5, 7)	4,272
Notional amount (8)		109,544	59,508	5,427	10,048	13,035	2,372	19,154
Futures and forward rate contracts	(21)
Notional amount (8)		(280)	(280)	–	–	–	–	–

Net ALM contracts	$12,601

		December 31, 2009
		Expected Maturity							Average
	Fair								Estimated
(Dollars in millions, average estimated duration in years)	Value	Total	2010	2011	2012	2013	2014	Thereafter	Duration
Receive fixed interest rate swaps (1, 2)	$4,047								4.34
Notional amount		$110,597	$15,212	$8	$35,454	$7,333	$8,247	$44,343
Weighted-average fixed-rate		3.65%	1.61%	1.00%	2.42%	4.06%	3.48%	5.29%
Pay fixed interest rate swaps (1, 2)	1,175								4.18
Notional amount		$104,445	$2,500	$50,810	$14,688	$806	$3,729	$31,912
Weighted-average fixed-rate		2.83%	1.82%	2.37%	2.24%	3.77%	2.61%	3.92%
Same-currency basis swaps (3)	107
Notional amount		$42,881	$4,549	$8,593	$11,934	$5,591	$5,546	$6,668
Foreign exchange basis swaps (2, 4, 5)	4,633
Notional amount		122,807	7,958	10,968	19,862	18,322	31,853	33,844
Option products (6)	174
Notional amount (8)		6,540	656	2,031	1,742	244	603	1,264
Foreign exchange contracts (2, 5, 7)	2,144
Notional amount (8)		103,726	63,158	3,491	3,977	6,795	10,585	15,720
Futures and forward rate contracts	(8)
Notional amount (8)		10,559	10,559	–	–	–	–	–

Net ALM contracts	$12,272

(1)	At December 31, 2010 and 2009, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and will not be effective until their respective contractual start dates were $1.7 billion and $2.5 billion, and the forward starting pay-fixed swap positions were $34.5 billion and $76.8 billion.
(2)	Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged in fair value hedge relationships using derivatives designated as hedging instruments that substantially offset the fair values of these derivatives.
(3)	At December 31, 2010 and 2009, same-currency basis swaps consist of $152.8 billion and $42.9 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.
(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.
(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation which substantially offset the fair values of these derivatives.
(6)	Option products of $6.6 billion at December 31, 2010 are comprised of $160 million in purchased caps/floors, $8.2 billion in swaptions and $(1.8) billion in foreign exchange options. Option products of $6.5 billion at December 31, 2009 are comprised of $177 million in purchased caps/floors and $6.3 billion in swaptions.
(7)	Foreign exchange contracts include foreign currency-denominated and cross-currency receive-fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional amount was comprised of $57.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps and $52.0 billion in foreign currency forward rate contracts at December 31, 2010, and $46.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps and $57.7 billion in foreign currency forward rate contracts at December 31, 2009.
(8)	Reflects the net of long and short positions.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities, including certain compensation costs and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.2 billion and $2.5 billion at December 31, 2010 and 2009. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at December 31, 2010 the pre-tax net losses are expected to be reclassified into earnings as follows: $1.8 billion, or 35 percent within the next year, 80 percent within five years, and 92 percent within 10 years, with the remaining eight percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

Bank of America 2010     105

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax losses on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at December 31, 2010.

Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At December 31, 2010 and 2009, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $129.0 billion and $161.4 billion.
MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts, Eurodollar futures, as well as mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at December 31, 2010 were $1.6 trillion and $60.3 billion. At December 31, 2009, the notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $1.3 trillion and $67.6 billion. In 2010, we recorded gains in mortgage banking income of $5.0 billion related to the change in fair value of these economic hedges compared to losses of $3.8 billion for 2009. For additional information on MSRs, see Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Home Loans & Insurance beginning on page 41.

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
We approach compliance risk management on an enterprise and line of business level. The Operational and Compliance Risk Committee, which is a sub-committee of the Operational Risk Committee, provides oversight of significant compliance risk issues. Within Global Risk Management, Global

Compliance Risk Management develops and implements the strategies, policies and practices for assessing and managing compliance risks across the organization. Through education and communication efforts, a culture of compliance is emphasized across the organization.
The lines of business are responsible for all the risks within the business line, including compliance risks. Compliance risk executives monitor and test business processes for compliance and escalate risks and issues needing resolution.

Operational Risk Management
The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, not solely in operations functions, and its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Global banking guidelines and country-specific requirements for managing operational risk were established in a set of rules known as Basel II. Basel II requires banks have internal operational risk management processes to assess and measure operational risk exposure and to set aside appropriate capital to address those exposures.
Under the Basel II Rules, an operational loss event is an event that results in a loss and is associated with any of the following seven operational loss event categories: internal fraud; external fraud; employment practices and workplace safety; clients, products and business practices; damage to physical assets; business disruption and system failures; and execution, delivery and process management. Specific examples of loss events include robberies, credit card fraud, processing errors and physical losses from natural disasters.
We approach operational risk management from two perspectives: (1) at the enterprise level and (2) at the line of business and enterprise control function levels. The enterprise level refers to risk across all of the Corporation. The line of business level includes risk in all of the revenue producing businesses. Enterprise control functions refer to the business units that support the Corporation’s business operations.
The Operational Risk Committee oversees and approves the Corporation’s policies and processes to assure sound operational and compliance risk management and serves as an escalation point for critical operational risk and compliance matters within the Corporation. The Operational Risk Committee reports to the Enterprise Risk Committee of the Board regarding operational risk activities. Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization as well reporting results to governance committees and the Board.
The lines of business and enterprise control functions are responsible for all the risks within the business line, including operational risks. In addition to enterprise risk management tools like loss reporting, scenario analysis and risk and control self-assessments, operational risk executives, working in conjunction with senior line of business executives, have developed key tools to help identify, measure, mitigate and monitor risk in each line of business and enterprise control function. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. The lines of business and enterprise control functions are also responsible for consistently implementing and monitoring adherence to corporate practices. Line of business and enterprise control function management uses the enterprise risk and control self-assessment process to identify and evaluate the status of risk and control

106     Bank of America 2010

issues, including mitigation plans, as appropriate. The goal of this process is to assess changing market and business conditions, to evaluate key risks impacting each line of business and enterprise control function and assess the controls in place to mitigate the risks. The risk and control self assessment process is documented at periodic intervals. Key operational risk indicators for these risks have been developed and are used to help identify trends and issues on an enterprise, line of business and enterprise control function level.
The enterprise control functions participate in two ways to the operational risk management process. First, these organizations manage risk in their functional department. Second, they provide specialized risk management services within their area of expertise to the enterprise and the lines of business and other enterprise control functions they support. For example, the Enterprise Information Management and Supply Chain Management organizations in the Technology and Operations enterprise control function, develop risk management practices, such as information security and supplier management programs. These groups also work with business and risk executives to develop and guide appropriate strategies, policies, practices, controls and monitoring tools for each line of business and enterprise control function relative to these programs.
Additionally, where appropriate, insurance policies are purchased to mitigate the impact of operational losses when and if they occur. These insurance policies are explicitly incorporated in the structural features of operational risk evaluation. As insurance recoveries, especially given recent market events, are subject to legal and financial uncertainty, the inclusion of these insurance policies are subject to reductions in their expected mitigating benefits.

Complex Accounting Estimates
Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.
The more judgmental estimates are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that, with the exception of accrued taxes, involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact net income. Separate from the possible future impact to net income from input and model variables, the value of our lending portfolio and market sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s loan portfolio excluding those loans accounted for under the fair value option. Changes to the allowance for credit losses are reported in the Consolidated Statement of Income in the provision for credit losses. Our process for determining the allowance for credit losses is discussed in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

We evaluate our allowance at the portfolio segment level and our portfolio segments are home loans, credit card and other consumer, and commercial. Due to the variability in the drivers of the assumptions used in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, countries, and borrowers’ or counterparties’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions.
Key judgments used in determining the allowance for credit losses include risk ratings for pools of commercial loans and leases, market and collateral values and discount rates for individually evaluated loans, product type classifications for consumer and commercial loans and leases, loss rates used for consumer and commercial loans and leases, adjustments made to address current events and conditions, considerations regarding domestic and global economic uncertainty, and overall credit conditions.
Our estimate for the allowance for loan and lease losses is sensitive to the loss rates and expected cash flows from our home loans, and credit card and other consumer portfolio segments. For each one percent increase in the loss rates on loans collectively evaluated for impairment in our home loans portfolio segment excluding PCI loans, coupled with a one percent decrease in the discounted cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2010 would have increased by $141 million. PCI loans within our home loans portfolio segment are initially recorded at fair value. Applicable accounting guidance prohibits carry-over or creation of valuation allowances in the initial accounting. However, subsequent decreases in the expected principal cash flows from the date of acquisition result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan and lease losses. We subject our PCI portfolio to stress scenarios to evaluate the potential impact given certain events. A one percent decrease in the expected principal cash flows could result in a $297 million impairment of the portfolio, of which $138 million would be related to our discontinued real estate portfolio. For each one percent increase in the loss rates on loans collectively evaluated for impairment within our credit card and other consumer portfolio segment coupled with a one percent decrease in the expected cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2010 would have increased by $152 million.
Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and leases within our Commercial portfolio segment. Assuming a downgrade of one level in the internal risk ratings for commercial loans and leases, except loans and leases already risk-rated Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would have increased by $6.7 billion at December 31, 2010. The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2010 was 4.47 percent and this hypothetical increase in the allowance would raise the ratio to 5.19 percent.
These sensitivity analyses do not represent management’s expectations of the deterioration in risk ratings or the increases in loss rates but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan and lease losses to changes in key inputs. We believe the risk ratings and loss severities currently in use are appropriate and that the probability of the alternative scenarios outlined above occurring within a short period of time is remote.
The process of determining the level of the allowance for credit losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Bank of America 2010     107

Mortgage Servicing Rights
MSRs are nonfinancial assets that are created when a mortgage loan is sold and we retain the right to service the loan. We account for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. Commercial-related and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market) with impairment recognized as a reduction of mortgage banking income. At December 31, 2010, our total MSR balance was $15.2 billion.
We determine the fair value of our consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates key economic assumptions including estimates of prepayment rates and resultant weighted-average lives of the MSRs, and the option-adjusted spread (OAS) levels. These variables can, and generally do change from quarter to quarter as market conditions and projected interest rates change. These assumptions are subjective in nature and changes in these assumptions could materially affect our operating results. For example, decreasing the prepayment rate assumption used in the valuation of our consumer MSRs by 10 percent while keeping all other assumptions unchanged could have resulted in an estimated increase of $907 million in mortgage banking income at December 31, 2010. This impact provided above does not reflect any hedge strategies that may be undertaken to mitigate such risk.
We manage potential changes in the fair value of MSRs through a comprehensive risk management program. The intent is to mitigate the effects of changes in the fair value of MSRs through the use of risk management instruments. To reduce the sensitivity of earnings to interest rate and market value fluctuations, securities as well as certain derivatives such as options and interest rate swaps may be used as economic hedges of the MSRs, but are not designated as accounting hedges. These instruments are carried at fair value with changes in fair value recognized in mortgage banking income. For more information, see Mortgage Banking Risk Management on page 106.
For additional information on MSRs, including the sensitivity of weighted-average lives and the fair value of MSRs to changes in modeled assumptions, see Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements. Also, for information on the impact of the time to complete foreclosure sales on the value of MSRs, see Recent Events — Certain Servicing-related Issues beginning on page 34.

Fair Value of Financial Instruments
We determine the fair values of financial instruments based on the fair value hierarchy under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Applicable accounting guidance establishes three levels of inputs used to measure fair value. We carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, certain MSRs and certain other assets at fair value. Also, we account for certain corporate loans and loan commitments, LHFS, commercial paper and other short-term borrowings, securities financing agreements, asset-backed secured financings, long-term deposits and long-term debt under the fair value option. For more information, see Note 22 – Fair Value Measurements and Note 23 – Fair Value Option to the Consolidated Financial Statements.
The fair values of assets and liabilities include adjustments for market liquidity, credit quality and other deal specific factors, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls that include: a model validation policy that requires review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. Primarily through validation controls, we utilize both broker and pricing service inputs which can and do include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is tempered by the knowledge of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business.
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
Trading account profits (losses), which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits (losses) are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VaR modeling, which estimates a potential daily loss that we do not expect to exceed with a specified confidence level, to measure and manage market risk. For more information on VaR, see Trading Risk Management beginning on page 100.
The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the positions. The majority of market inputs are actively quoted and can be validated through external sources including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The Corporation incorporates within its fair value measurements of OTC derivatives the net credit differential between the counterparty credit risk and our own credit risk. The value of the credit differential is determined by reference to existing direct market reference costs of credit, or where direct references are not available, a proxy is applied consistent with direct references for other counterparties that are similar in credit risk. An estimate of severity of loss is also used in the

108     Bank of America 2010

determination of fair value, primarily based on historical experience adjusted for any more recent name specific expectations.

Level 3 Assets and Liabilities
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include private equity investments, consumer MSRs, ABS, highly structured, complex or long-dated derivative contracts, structured notes and certain CDOs, for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model is not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques for which the determination of fair value requires significant management judgment or estimation. In 2010, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Table 56 Level 3 Asset and Liability Summary

	December 31, 2010			December 31, 2009
		As a %			As a %
		of Total	As a %		of Total	As a %
	Level 3	Level 3	of Total	Level 3	Level 3	of Total
(Dollars in millions)	Fair Value	Assets	Assets	Fair Value	Assets	Assets
Trading account assets	$15,525	19.56%	0.69%	$21,077	20.34%	0.95%
Derivative assets	18,773	23.65	0.83	23,048	22.24	1.03
Available-for-sale securities	15,873	19.99	0.70	20,346	19.63	0.91
All other Level 3 assets at fair value	29,217	36.80	1.29	39,164	37.79	1.76

Total Level 3 assets at fair value (1)	$79,388	100.00%	3.51%	$103,635	100.00%	4.65%

		As a %			As a %
		of Total	As a %		of Total	As a %
	Level 3	Level 3	of Total	Level 3	Level 3	of Total
	Fair Value	Liabilities	Liabilities	Fair Value	Liabilities	Liabilities
Trading account liabilities	$7	0.05%	–	$396	1.81%	0.02%
Derivative liabilities	11,028	70.90	0.54%	15,185	69.53	0.76
Long-term debt	2,986	19.20	0.15	4,660	21.34	0.23
All other Level 3 liabilities at fair value	1,534	9.85	0.07	1,598	7.32	0.08

Total Level 3 liabilities at fair value (1)	$15,555	100.00%	0.76%	$21,839	100.00%	1.09%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.

During 2010, we recognized net gains of $7.1 billion on Level 3 assets and liabilities which were primarily gains on net derivatives driven by income earned on IRLCs, which are considered derivative instruments related to the origination of mortgage loans that are held-for-sale. These gains were partially offset by changes in the value of MSRs as a result of a decline in interest rates and OTTI losses on non-agency RMBS. We also recorded pre-tax net unrealized losses of $193 million in accumulated OCI on Level 3 assets and liabilities during 2010, primarily related to non-agency RMBS.
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
During 2010, the more significant transfers into Level 3 included $3.2 billion of trading account assets, $3.5 billion of AFS debt securities, $1.1 billion of net derivative contracts and $1.9 billion of long-term debt. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain municipal auction rate securities and corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts were primarily related to a lack of price observability for certain credit default and total return swaps. Transfers in and transfers out of Level 3 for long-term debt are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.
During 2010, the more significant transfers out of Level 3 were $3.4 billion of trading account assets and $1.8 billion of long-term debt. Transfers out of Level 3 for trading account assets were driven by increased price verification of certain mortgage-backed securities, corporate debt and non-U.S. government and agency securities. Transfers out of Level 3 for long-term debt are the result of a decrease in the significance of unobservable pricing inputs for certain equity-linked structured notes.

Global Principal Investments
Global Principal Investments is included within Equity Investments in All Other on page 51. Global Principal Investments is comprised of a diversified portfolio of private equity, real estate and other alternative investments in both privately held and publicly traded companies. These investments are made either directly in a company or held through a fund. At December 31, 2010, this portfolio totaled $11.7 billion including $9.7 billion of non-public investments.
Certain equity investments in the portfolio are subject to investment-company accounting under applicable accounting guidance, and accordingly,

Bank of America 2010     109

are carried at fair value with changes in fair value reported in equity investment income. Initially the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using methodologies that include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry-level multiples and discounted cash flows, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors that may influence changes in fair value include but are not limited to, recapitalizations, subsequent rounds of financing and offerings in the equity or debt capital markets. For fund investments, we generally record the fair value of our proportionate interest in the fund’s capital as reported by the fund’s respective managers.

Accrued Income Taxes
Accrued income taxes, reported as a component of accrued expenses and other liabilities on our Consolidated Balance Sheet, represents the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 100 jurisdictions and consider many factors, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.
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

Goodwill and Intangible Assets

Background
The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30 and in interim periods if events or circumstances indicate a potential impairment. See discussion about the annual impairment test as of June 30, 2010 on page 111. A reporting unit is a business segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.
The Corporation’s common stock price, consistent with common stock prices in the financial services industry, remains volatile primarily due to the continued uncertainty in the financial markets as well as recent financial reforms including the Financial Reform Act. Our market capitalization has remained below our recorded book value during 2010. The fair value of all reporting units in aggregate as of the June 30, 2010 annual impairment test was estimated to be $264.4 billion and the common stock market capitalization of the Corporation as of that date was $144.2 billion ($134.5 billion at December 31, 2010). The implied control premium, which is the amount a buyer would be willing to pay over the current market price of a publicly traded stock to obtain control, was 63 percent after taking into consideration the outstanding preferred stock of $18.0 billion as of June 30, 2010. As none of our reporting units are publicly traded, individual reporting unit fair value determinations are not directly correlated to the Corporation’s stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that recent fluctuations in our market capitalization as a result of the current economic conditions are reflective of actual cash flows and the fair value of our individual reporting units.
Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The fair values of the reporting units were determined using a combination of valuation techniques consistent with the market approach and the income approach and included the use of independent valuation specialists. Measurement of the fair values of the assets, liabilities and intangibles of a reporting unit was consistent with the requirements of the fair value measurements accounting guidance and includes the use of estimates and judgments. The fair values of the intangible assets were determined using the income approach.
The market approach we used estimates the fair value of the individual reporting units by incorporating any combination of the tangible capital, book capital and earnings multiples from comparable publicly traded companies in industries similar to that of the reporting unit. The relative weight assigned to these multiples varies among the reporting units based upon qualitative and quantitative characteristics, primarily the size and relative profitability of the respective reporting unit compared to the comparable publicly traded companies. Since the fair values determined under the market approach are representative of a noncontrolling interest, a control premium was added to arrive at the reporting units’ estimated fair values on a controlling basis.
For purposes of the income approach, we calculated discounted cash flows using estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We utilized discount rates that we believe adequately reflect the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. Expected rates of equity returns were estimated based on historical market returns and risk/return rates for similar industries of the reporting unit. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results.

Global Card Services Impairment
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
Our consumer and small business card products, including the debit card business, are part of an integrated platform within Global Card Services. During the three months ended September 30, 2010, our estimate of revenue loss due to the debit card interchange fee standards to be adopted under the Financial Reform Act was approximately $2.0 billion annually based on current volumes. Accordingly, we performed an impairment test for Global Card Services during the three months ended September 30, 2010. In step one of the impairment test, the fair value of Global Card Services was estimated under the income approach where the significant assumptions included the

110     Bank of America 2010

discount rate, terminal value, expected loss rates and expected new account growth. We also updated our estimated cash flow valuation to reflect the current strategic plan and other portfolio assumptions. Based on the results of step one of the impairment test, we determined that the carrying amount of Global Card Services, including goodwill, exceeded the fair value. The carrying amount, fair value and goodwill of the reporting unit were $39.2 billion, $25.9 billion and $22.3 billion, respectively. Accordingly, we performed step two of the goodwill impairment test for this reporting unit. In step two, we compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. Based on the results of this third-quarter goodwill impairment test for Global Card Services, the carrying value of the goodwill assigned to the reporting unit exceeded the implied fair value by $10.4 billion. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $10.4 billion to reduce the carrying value of goodwill in Global Card Services from $22.3 billion to $11.9 billion. The goodwill impairment test included limited mitigation actions to recapture lost revenue. Although we have identified other potential mitigation actions within Global Card Services, the impact of these actions going forward did not reduce the goodwill impairment charge because these actions are in the early stages of development and, additionally, certain of them may impact segments other than Global Card Services (e.g., Deposits). The impairment charge had no impact on the Corporation’s reported Tier 1 and tangible equity ratios.
Due to the continued stress on Global Card Services as a result of the Financial Reform Act, we concluded that an additional impairment analysis should be performed for this reporting unit during the three months ended December 31, 2010. In step one of the goodwill impairment test, the fair value of Global Card Services was estimated under the income approach. The significant assumptions under the income approach included the discount rate, terminal value, expected loss rates and expected new account growth. The carrying amount, fair value and goodwill for the Global Card Services reporting unit were $27.5 billion, $27.6 billion and $11.9 billion, respectively. The estimated fair value as a percent of the carrying amount at December 31, 2010 was 100 percent. Although fair value exceeded the carrying amount in step one of the Global Card Services goodwill impairment test, to further substantiate the value of goodwill, we also performed the step two test for this reporting unit. Under step two of the goodwill impairment test for this reporting unit, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment test indicated that remaining balance of goodwill of $11.9 billion was not impaired as of December 31, 2010.
On December 16, 2010, the Federal Reserve released proposed regulations to implement the Durbin Amendment of the Financial Reform Act, which are scheduled to be effective July 21, 2011. The proposed rule includes two alternative interchange fee standards that would apply to all covered issuers: one based on each issuer’s costs, with a safe harbor initially set at $0.07 per transaction and a cap initially set at $0.12 per transaction; and the other a stand-alone cap initially set at $0.12 per transaction. See Regulatory Matters beginning on page 56 for additional information. Although the range of revenue loss estimate based on the proposed rule was slightly higher than our original estimate of $2.0 billion, given the uncertainty around the potential outcome, we did not change the revenue loss estimate used in the goodwill impairment test during the three months ended December 31, 2010. If the final Federal Reserve rule sets interchange fee standards that are significantly lower than the interchange fee assumptions we used in this goodwill impairment test, we will be required to perform an additional goodwill impairment test which may result in additional impairment of goodwill in Global Card Services. In view of the uncertainty with model inputs including the final ruling, changes in the economic outlook and the corresponding impact to revenues and asset quality, and the impacts of mitigation actions, it is not possible to estimate the amount or range of amounts of additional goodwill impairment, if any.

Home Loans & Insurance Impairment
During the three months ended December 31, 2010, we performed an impairment test for the Home Loans & Insurance reporting unit as it was likely that there was a decline in its fair value as a result of increased uncertainties, including existing and potential litigation exposure and other related risks, higher current servicing costs including loss mitigation efforts, foreclosure related issues and the redeployment of centralized sales resources to address servicing needs. In step one of the goodwill impairment test, the fair value of Home Loans & Insurance was estimated based on a combination of the market approach and the income approach. Under the market approach valuation, significant assumptions included market multiples and a control premium. The significant assumptions for the valuation of Home Loans & Insurance under the income approach included cash flow estimates, the discount rate and the terminal value. These assumptions were updated to reflect the current strategic plan forecast and to address the increased uncertainties referenced above. Based on the results of step one of the impairment test, we determined that the carrying amount of Home Loans & Insurance, including goodwill, exceeded the fair value. The carrying amount, fair value and goodwill for the Home Loans & Insurance reporting unit were $24.7 billion, $15.1 billion and $4.8 billion, respectively. Accordingly, we performed step two of the goodwill impairment test for this reporting unit. In step two, we compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under step two of the goodwill impairment test, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. Based on the results of step two of the impairment test, the carrying value of the goodwill assigned to Home Loans & Insurance exceeded the implied fair value by $2.0 billion. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $2.0 billion as of December 31, 2010 to reduce the carrying value of goodwill in the Home Loans & Insurance reporting unit. The impairment charge had no impact on the Corporation’s Tier 1 and tangible equity ratios.
As we obtain additional information relative to our litigation exposure, representations and warranties repurchase obligations, servicing costs and foreclosure related issues, it is possible that such information, if significantly different than the assumptions used in this goodwill impairment test, may result in additional impairment in the Home Loans & Insurance reporting unit.

Annual Impairment Test for 2010
We perform our annual goodwill impairment test for all reporting units as of June 30 each year. In performing the first step of the June 30, 2010 annual impairment test, we compared the fair value of each reporting unit to its current carrying amount, including goodwill. To determine fair value, we utilized a combination of a market approach and an income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of publicly traded companies comparable to the individual reporting units. The control premiums used in the June 30, 2010 annual impairment test ranged from 25 to 35 percent. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2010 annual impairment test ranged from 11 to 15 percent depending on the relative risk of a reporting unit. Because growth rates developed by management for

Bank of America 2010     111

individual revenue and expense items have been significantly affected by the current economic environment and financial reform, management developed separate long-term forecasts. The fair value of Global Card Services was estimated under the income approach which did not include the impact of any potential future changes that would result from the Financial Reform Act because it was not signed into law until the third quarter 2010.
Based on the results of step one of the annual impairment test, we determined that the carrying amount of the Home Loans & Insurance and Global Card Services reporting units, including goodwill, exceeded their fair value. The carrying amount, fair value and goodwill for the Home Loans & Insurance reporting unit were $27.1 billion, $22.5 billion and $4.8 billion, respectively, and for Global Card Services were $40.1 billion, $40.1 billion and $22.3 billion, respectively. Because the carrying amount exceeded the fair value, we performed step two of the goodwill impairment test for these reporting units as of June 30, 2010. For all other reporting units, step two was not required as their fair value exceeded their carrying amount indicating there was no impairment.
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

Representations and Warranties
The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include depending upon the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, estimated probability that we will receive a repurchase request, number of payments made by the borrower prior to default and estimated probability that we will be required to repurchase a loan. Changes to any one of these factors could significantly impact the estimate of our liability. Representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. For those claims where we have established a representations and warranties liability as discussed in Note 9 — Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, an assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $850 million or decrease of approximately $950 million in the representations and warranties liability as of December 31, 2010. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
For additional information on representations and warranties, see Representations and Warranties on page 52, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.

Litigation Reserve
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
For a limited number of the matters disclosed in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, we are able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements. For other disclosed matters for which a loss is probable or reasonably possible, such an estimate is not possible. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, the estimated range of possible loss represents what we believe to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure. Information is provided in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies.

Consolidation and Accounting for Variable Interest Entities
The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. In accordance with the new consolidation guidance effective January 1, 2010, the Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

112     Bank of America 2010

Determining whether an entity has a controlling financial interest in a VIE requires significant judgment. An entity must assess the purpose and design of the VIE, including explicit and implicit contractual arrangements, and the entity’s involvement in both the design of the VIE and its ongoing activities. The entity must then determine which activities have the most significant impact on the economic performance of the VIE and whether the entity has the power to direct such activities. For VIEs that hold financial assets, the party that services the assets or makes investment management decisions may have the power to direct the most significant activities of a VIE. Alternatively, a third party that has the unilateral right to replace the servicer or investment manager or to liquidate the VIE may be deemed to be the party with power. If there are no significant ongoing activities, the party that was responsible for the design of the VIE may be deemed to have power. If the entity determines that it has the power to direct the most significant activities of the VIE, then the entity must determine if it has either an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Such economic interests may include investments in debt or equity instruments issued by the VIE, liquidity commitments, and explicit and implicit guarantees.
On a quarterly basis, we reassess whether we have a controlling financial interest and are the primary beneficiary of a VIE. The quarterly reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether we have acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which we are involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

2009 Compared to 2008
The following discussion and analysis provides a comparison of our results of operations for 2009 and 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. Tables 6 and 7 contain financial data to supplement this discussion.

Overview

Net Income
Net income totaled $6.3 billion in 2009 compared to $4.0 billion in 2008. Including preferred stock dividends, net loss applicable to common shareholders was $2.2 billion, or $(0.29) per diluted share. Those results compared with 2008 net income available to common shareholders of $2.6 billion, or $0.54 per diluted share.

Net Interest Income
Net interest income on a FTE basis increased $1.9 billion to $48.4 billion for 2009 compared to 2008. The increase was driven by the improved rate environment, the acquisitions of Countrywide and Merrill Lynch, the impact of new draws on previously securitized accounts and the contribution from market-based net interest income which benefited from the Merrill Lynch acquisition. These items were partially offset by the impact of deleveraging the ALM portfolio earlier in 2009, lower consumer loan levels and the adverse impact of nonperforming loans. The net interest yield on a FTE basis decreased 33 bps to 2.65 percent for 2009 compared to 2008 due to the factors related to the core businesses as described above.

Noninterest Income
Noninterest income increased $45.1 billion to $72.5 billion in 2009 compared to 2008. Card income on a held basis decreased $5.0 billion primarily due to higher credit losses on securitized credit card loans and lower fee income driven by changes in consumer retail purchase and payment behavior in the stressed economic environment. Investment and brokerage services increased $6.9 billion primarily due to the acquisition of Merrill Lynch partially offset by the impact of lower valuations in the equity markets driven by the market downturn in late 2008, which improved modestly in 2009, and net outflows in the cash funds. Investment banking income increased $3.3 billion due to higher debt, equity and advisory fees reflecting the increased size of the investment banking platform from the acquisition of Merrill Lynch. Equity investment income increased $9.5 billion driven by $7.3 billion in gains on sales of portions of our CCB investment and a $1.1 billion gain related to our BlackRock investment. Trading account profits (losses) increased $18.1 billion primarily driven by favorable core trading results and reduced write-downs on legacy assets partially offset by negative credit valuation adjustments on derivative liabilities of $662 million due to improvement in the Corporation’s credit spreads. Mortgage banking income increased $4.7 billion driven by higher production and servicing income of $3.2 billion and $1.5 billion. These increases were primarily due to increased volume as a result of the full-year impact of Countrywide and higher refinance activity partially offset by lower MSR results, net of hedges. Gains on sales of debt securities increased $3.6 billion due to the favorable interest rate environment and improved credit spreads. Gains were primarily driven by sales of agency MBS and CMOs. The net loss in other decreased $1.6 billion primarily due to the $3.8 billion gain from the contribution of our merchant processing business to a joint venture, reduced support provided to cash funds and lower write-downs on legacy assets offset by negative credit valuation adjustments recorded on Merrill Lynch structured notes of $4.9 billion.

Provision for Credit Losses
The provision for credit losses increased $21.7 billion to $48.6 billion for 2009 compared to 2008 reflecting further deterioration in the economy and housing markets across a broad range of property types, industries and borrowers. Net charge-offs totaled $33.7 billion, or 3.58 percent of average loans and leases for 2009 compared with $16.2 billion, or 1.79 percent for 2008. The increased level of net charge-offs is a result of the same factors noted above.

Noninterest Expense
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

Bank of America 2010     113

Business Segment Operations

Deposits
Net income decreased $3.0 billion to $2.6 billion driven by lower net revenue partially offset by an increase in noninterest expense. Net interest income decreased $3.8 billion driven by lower net interest income allocation from ALM activities and spread compression as interest rates declined. Noninterest income was essentially flat at $6.8 billion. Noninterest expense increased $908 million to $9.5 billion primarily due to higher FDIC insurance including a special FDIC assessment, partially offset by lower operating costs related to lower transaction volume due to the economy and productivity initiatives.

Global Card Services
Net income decreased $6.8 billion to a net loss of $5.3 billion due to higher provision for credit losses. Net interest income grew $667 million to $20.0 billion driven by increased loan spreads. Noninterest income decreased $2.6 billion to $9.1 billion driven by decreases in card income and all other income. The decrease in card income resulted from lower cash advances, credit card interchange and fee income. All other income in 2008 included the gain associated with the Visa initial public offering (IPO). Provision for credit losses increased $10.0 billion to $29.6 billion primarily driven by higher losses in the consumer card and consumer lending portfolios from impact of the economic conditions. Noninterest expense decreased $1.2 billion to $7.7 billion primarily due to lower operating and marketing costs, and the impact of certain benefits associated with the Visa IPO transactions.

Home Loans & Insurance
Home Loans & Insurance net loss increased $1.3 billion to a net loss of $3.9 billion as growth in noninterest income and net interest income was more than offset by higher provision for credit losses and an increase in noninterest expense. Net interest income grew $1.7 billion driven primarily by an increase in average LHFS and home equity loans. The growth in average LHFS was a result of higher mortgage loan volume driven by the lower interest rate environment. The growth in average home equity loans was attributable to the migration of certain loans from GWIM to Home Loans & Insurance as well as the Countrywide acquisition. Noninterest income increased $5.9 billion to $11.9 billion driven by higher mortgage banking income which benefited from the Countrywide acquisition and higher production income, partially offset by higher representations and warranties provision. Provision for credit losses increased $5.0 billion to $11.2 billion driven primarily by higher losses in the home equity portfolio and reserve increases in the Countrywide home equity PCI portfolio. Noninterest expense increased $4.7 billion to $11.7 billion primarily driven by the Countrywide acquisition as well as increased costs related to higher production volume.

Global Commercial Banking
Net income decreased $2.9 billion to a net loss of $290 million in 2009 as an increase in revenue was more than offset by increased credit costs. Net interest income was essentially flat at $8.1 billion. Noninterest income increased $552 million to $3.1 billion largely driven by our agreement to purchase certain retail automotive loans. The provision for credit losses increased $4.5 billion to $7.8 billion, driven by reserve additions primarily in the commercial real estate portfolio and higher net charge-offs across all portfolios. Noninterest expense increased $501 million primarily attributable to higher FDIC insurance, including a special FDIC assessment.

Global Banking & Markets
Global Banking & Markets recognized net income of $10.1 billion in 2009 compared to a net loss of $3.2 billion in 2008 as increased noninterest income driven by trading account profits was partially offset by higher noninterest expense. Sales and trading revenue was $17.6 billion in 2009 compared to a loss of $6.9 billion in 2008 primarily due to the addition of Merrill Lynch. Noninterest income also included a $3.8 billion pre-tax gain related to the contribution of the merchant processing business into a joint venture. Noninterest expense increased $8.6 billion, largely attributable to the Merrill Lynch acquisition.

Global Wealth & Investment Management
Net income increased $702 million to $1.7 billion in 2009 as higher total revenue was partially offset by increases in noninterest expense and provision for credit losses. Net interest income increased $1.2 billion to $6.0 billion primarily due to the acquisition of Merrill Lynch. Noninterest income increased $8.6 billion to $10.1 billion primarily due to higher investment and brokerage services income and the lower level of support provided to certain cash funds, partially offset by the impact of lower average equity market levels and net outflows primarily in the cash complex. Provision for credit losses increased $397 million to $1.1 billion, reflecting the weak economy during 2009 which drove higher net charge-offs in the consumer real estate and commercial portfolios. Noninterest expense increased $8.3 billion to $12.4 billion driven by the addition of Merrill Lynch and higher FDIC insurance, including a special FDIC assessment, partially offset by lower revenue-related expenses.

All Other
Net income in All Other was $1.3 billion in 2009 compared to a net loss of $1.1 billion in 2008 as higher total revenue driven by increases in noninterest income, net interest income and an income tax benefit were partially offset by increased provision for credit losses, merger and restructuring charges and all other noninterest expense. Net interest income increased $1.5 billion primarily due to unallocated net interest income related to increased liquidity driven in part by capital raises during 2009. Noninterest income increased $8.2 billion to $10.6 billion driven by higher equity investment income including a $7.3 billion gain on the sale of a portion of our CCB investment and gains on sales of debt securities. These were partially offset by a $4.9 billion negative valuation adjustment on certain structured liabilities. Provision for credit losses was $8.0 billion in 2009 compared to $2.8 billion in 2008 primarily due to higher credit costs related to our ALM residential mortgage portfolio. Merger and restructuring charges increased $1.8 billion to $2.7 billion due to the integration costs associated with the Merrill Lynch and Countrywide acquisitions.

114     Bank of America 2010

Statistical Tables

Table I Year-to-date Average Balances and Interest Rates – FTE Basis

	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Time deposits placed and other short-term investments (1)	$27,419	$292	1.06%	$27,465	$334	1.22%	$10,696	$367	3.43%
Federal funds sold and securities borrowed or purchased under agreements to resell	256,943	1,832	0.71	235,764	2,894	1.23	128,053	3,313	2.59
Trading account assets	213,745	7,050	3.30	217,048	8,236	3.79	186,579	9,259	4.96
Debt securities (2)	323,946	11,850	3.66	271,048	13,224	4.88	250,551	13,383	5.34
Loans and leases (3):
Residential mortgage (4)	245,727	11,736	4.78	249,335	13,535	5.43	260,244	14,657	5.63
Home equity	145,860	5,990	4.11	154,761	6,736	4.35	135,060	7,606	5.63
Discontinued real estate	13,830	527	3.81	17,340	1,082	6.24	10,898	858	7.87
U.S. credit card	117,962	12,644	10.72	52,378	5,666	10.82	63,318	6,843	10.81
Non-U.S. credit card	28,011	3,450	12.32	19,655	2,122	10.80	16,527	2,042	12.36
Direct/Indirect consumer (5)	96,649	4,753	4.92	99,993	6,016	6.02	82,516	6,934	8.40
Other consumer (6)	2,927	186	6.34	3,303	237	7.17	3,816	321	8.41

Total consumer	650,966	39,286	6.04	596,765	35,394	5.93	572,379	39,261	6.86

U.S. commercial	195,895	7,909	4.04	223,813	8,883	3.97	220,554	11,702	5.31
Commercial real estate (7)	59,947	2,000	3.34	73,349	2,372	3.23	63,208	3,057	4.84
Commercial lease financing	21,427	1,070	4.99	21,979	990	4.51	22,290	799	3.58
Non-U.S. commercial	30,096	1,091	3.62	32,899	1,406	4.27	32,440	1,503	4.63

Total commercial	307,365	12,070	3.93	352,040	13,651	3.88	338,492	17,061	5.04

Total loans and leases	958,331	51,356	5.36	948,805	49,045	5.17	910,871	56,322	6.18

Other earning assets	117,189	3,919	3.34	130,063	5,105	3.92	75,972	4,161	5.48

Total earning assets (8)	1,897,573	76,299	4.02	1,830,193	78,838	4.31	1,562,722	86,805	5.55

Cash and cash equivalents (1)	174,621	368		196,237	379		45,367	73
Other assets, less allowance for loan and lease losses	367,408			416,638			235,896

Total assets	$2,439,602			$2,443,068			$1,843,985

Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$36,649	$157	0.43%	$33,671	$215	0.64%	$32,204	$230	0.71%
NOW and money market deposit accounts	441,589	1,405	0.32	358,712	1,557	0.43	267,831	3,781	1.41
Consumer CDs and IRAs	142,648	1,723	1.21	218,041	5,054	2.32	203,887	7,404	3.63
Negotiable CDs, public funds and other time deposits	17,683	226	1.28	37,796	473	1.25	32,264	1,076	3.33

Total U.S. interest-bearing deposits	638,569	3,511	0.55	648,220	7,299	1.13	536,186	12,491	2.33

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	18,102	144	0.80	18,688	145	0.78	37,354	1,056	2.83
Governments and official institutions	3,349	10	0.28	6,270	16	0.26	10,975	279	2.54
Time, savings and other	55,059	332	0.60	57,045	347	0.61	53,695	1,424	2.65

Total non-U.S. interest-bearing deposits	76,510	486	0.64	82,003	508	0.62	102,024	2,759	2.70

Total interest-bearing deposits	715,079	3,997	0.56	730,223	7,807	1.07	638,210	15,250	2.39

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	430,329	3,699	0.86	488,644	5,512	1.13	455,703	12,362	2.71
Trading account liabilities	91,669	2,571	2.80	72,207	2,075	2.87	72,915	2,774	3.80
Long-term debt	490,497	13,707	2.79	446,634	15,413	3.45	231,235	9,938	4.30

Total interest-bearing liabilities (8)	1,727,574	23,974	1.39	1,737,708	30,807	1.77	1,398,063	40,324	2.88

Noninterest-bearing sources:
Noninterest-bearing deposits	273,507			250,743			192,947
Other liabilities	205,290			209,972			88,144
Shareholders’ equity	233,231			244,645			164,831

Total liabilities and shareholders’ equity	$2,439,602			$2,443,068			$1,843,985

Net interest spread			2.63%			2.54%			2.67%
Impact of noninterest-bearing sources			0.13			0.08			0.30

Net interest income/yield on earning assets (1)		$52,325	2.76%		$48,031	2.62%		$46,481	2.97%

(1)	Fees earned on overnight deposits placed with the Federal Reserve, which were included in time deposits placed and other short-term investments in prior periods, have been reclassified to cash and cash equivalents, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. Net interest income and net interest yield are calculated excluding these fees.
(2)	Yields on AFS debt securities are calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.
(3)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. Purchased credit-impaired loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(4)	Includes non-U.S. residential mortgage loans of $410 million and $622 million in 2010 and 2009. There were no material non-U.S. residential mortgage loans prior to January 1, 2009.
(5)	Includes non-U.S. consumer loans of $7.9 billion, $8.0 billion and $2.7 billion in 2010, 2009 and 2008, respectively.
(6)	Includes consumer finance loans of $2.1 billion, $2.4 billion and $2.8 billion; other non-U.S. consumer loans of $731 million, $657 million and $774 million; and consumer overdrafts of $111 million, $217 million and $247 million in 2010, 2009 and 2008, respectively.
(7)	Includes U.S. commercial real estate loans of $57.3 billion, $70.7 billion and $62.1 billion; and non-U.S. commercial real estate loans of $2.7 billion, $2.7 billion and $1.1 billion in 2010, 2009 and 2008, respectively.
(8)	Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $1.4 billion, $456 million and $260 million in 2010, 2009 and 2008, respectively. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on the underlying liabilities $(3.5) billion, $(3.0) billion and $409 million in 2010, 2009 and 2008, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 103.

Bank of America 2010     115

Table II Analysis of Changes in Net Interest Income – FTE Basis

	From 2009 to 2010			From 2008 to 2009
	Due to Change in (1)		Net	Due to Change in (1)		Net
(Dollars in millions)	Volume	Rate	Change	Volume	Rate	Change
Increase (decrease) in interest income
Time deposits placed and other short-term investments (2)	$1	$(43)	$(42)	$575	$(608)	$(33)
Federal funds sold and securities borrowed or purchased under agreements to resell	266	(1,328)	(1,062)	2,793	(3,212)	(419)
Trading account assets	(135)	(1,051)	(1,186)	1,507	(2,530)	(1,023)
Debt securities	2,585	(3,959)	(1,374)	1,091	(1,250)	(159)
Loans and leases:
Residential mortgage	(192)	(1,607)	(1,799)	(619)	(503)	(1,122)
Home equity	(391)	(355)	(746)	1,107	(1,977)	(870)
Discontinued real estate	(219)	(336)	(555)	507	(283)	224
U.S. credit card	7,097	(119)	6,978	(1,181)	4	(1,177)
Non-U.S. credit card	903	425	1,328	387	(307)	80
Direct/Indirect consumer	(198)	(1,065)	(1,263)	1,465	(2,383)	(918)
Other consumer	(27)	(24)	(51)	(43)	(41)	(84)

Total consumer			3,892			(3,867)

U.S. commercial	(1,106)	132	(974)	182	(3,001)	(2,819)
Commercial real estate	(436)	64	(372)	493	(1,178)	(685)
Commercial lease financing	(24)	104	80	(12)	203	191
Non-U.S. commercial	(121)	(194)	(315)	20	(117)	(97)

Total commercial			(1,581)			(3,410)

Total loans and leases			2,311			(7,277)

Other earning assets	(511)	(675)	(1,186)	2,966	(2,022)	944

Total interest income			$(2,539)			$(7,967)

Increase (decrease) in interest expense
U.S. interest-bearing deposits:
Savings	$20	$(78)	$(58)	$9	$(24)	$(15)
NOW and money market deposit accounts	342	(494)	(152)	1,277	(3,501)	(2,224)
Consumer CDs and IRAs	(1,745)	(1,586)	(3,331)	511	(2,861)	(2,350)
Negotiable CDs, public funds and other time deposits	(252)	5	(247)	183	(786)	(603)

Total U.S. interest-bearing deposits			(3,788)			(5,192)

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	(4)	3	(1)	(527)	(384)	(911)
Governments and official institutions	(7)	1	(6)	(120)	(143)	(263)
Time, savings and other	(11)	(4)	(15)	88	(1,165)	(1,077)

Total non-U.S. interest-bearing deposits			(22)			(2,251)

Total interest-bearing deposits			(3,810)			(7,443)

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	(649)	(1,164)	(1,813)	880	(7,730)	(6,850)
Trading account liabilities	556	(60)	496	(30)	(669)	(699)
Long-term debt	1,509	(3,215)	(1,706)	9,267	(3,792)	5,475

Total interest expense			(6,833)			(9,517)

Net increase in interest income (2)			$4,294			$1,550

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.
(2)	Fees earned on overnight deposits placed with the Federal Reserve, which were included in the time deposits placed and other short-term investments line in prior periods, have been reclassified to cash and cash equivalents, consistent with the balance sheet presentation of these deposits. Net interest income is calculated excluding these fees.

116     Bank of America 2010

Table III Preferred Stock Cash Dividend Summary (as of February 25, 2011)

	Outstanding
	Notional
	Amount				Per Annum	Dividend Per
Preferred Stock	(in millions)	Declaration Date	Record Date	Payment Date	Dividend Rate	Share
Series B (1)	$1	January 26, 2011	April 11, 2011	April 25, 2011	7.00%	$1.75
		October 25, 2010	January 11, 2011	January 25, 2011	7.00	1.75
		July 28, 2010	October 11, 2010	October 25, 2010	7.00	1.75
		April 28, 2010	July 9, 2010	July 23, 2010	7.00	1.75
		January 27, 2010	April 9, 2010	April 23, 2010	7.00	1.75

Series D (2)	$661	January 4, 2011	February 28, 2011	March 14, 2011	6.204%	$0.38775
		October 4, 2010	November 30, 2010	December 14, 2010	6.204	0.38775
		July 2, 2010	August 31, 2010	September 14, 2010	6.204	0.38775
		April 2, 2010	May 28, 2010	June 14, 2010	6.204	0.38775
		January 4, 2010	February 26, 2010	March 15, 2010	6.204	0.38775

Series E (2)	$487	January 4, 2011	January 31, 2011	February 15, 2011	Floating	$0.25556
		October 4, 2010	October 29, 2010	November 15, 2010	Floating	0.25556
		July 2, 2010	July 30, 2010	August 16, 2010	Floating	0.25556
		April 2, 2010	April 30, 2010	May 17, 2010	Floating	0.24722
		January 4, 2010	January 29, 2010	February 16, 2010	Floating	0.25556

Series H (2)	$2,862	January 4, 2011	January 15, 2011	February 1, 2011	8.20%	$0.51250
		October 4, 2010	October 15, 2010	November 1, 2010	8.20	0.51250
		July 2, 2010	July 15, 2010	August 2, 2010	8.20	0.51250
		April 2, 2010	April 15, 2010	May 3, 2010	8.20	0.51250
		January 4, 2010	January 15, 2010	February 1, 2010	8.20	0.51250

Series I (2)	$365	January 4, 2011	March 15, 2011	April 1, 2011	6.625%	$0.41406
		October 4, 2010	December 15, 2010	January 3, 2011	6.625	0.41406
		July 2, 2010	September 15, 2010	October 1, 2010	6.625	0.41406
		April 2, 2010	June 15, 2010	July 1, 2010	6.625	0.41406
		January 4, 2010	March 15, 2010	April 1, 2010	6.625	0.41406

Series J (2)	$978	January 4, 2011	January 15, 2011	February 1, 2011	7.25%	$0.45312
		October 4, 2010	October 15, 2010	November 1, 2010	7.25	0.45312
		July 2, 2010	July 15, 2010	August 2, 2010	7.25	0.45312
		April 2, 2010	April 15, 2010	May 3, 2010	7.25	0.45312
		January 4, 2010	January 15, 2010	February 1, 2010	7.25	0.45312

Series K (3, 4)	$1,668	January 4, 2011	January 15, 2011	January 31, 2011	Fixed-to-Floating	$40.00
		July 2, 2010	July 15, 2010	July 30, 2010	Fixed-to-Floating	40.00
		January 4, 2010	January 15, 2010	February 1, 2010	Fixed-to-Floating	40.00

Series L	$3,349	December 17, 2010	January 3, 2011	January 31, 2011	7.25%	$18.125
		September 17, 2010	October 1, 2010	November 1, 2010	7.25	18.125
		June 17, 2010	July 1, 2010	July 30, 2010	7.25	18.125
		March 17, 2010	April 1, 2010	April 30, 2010	7.25	18.125

Series M (3, 4)	$1,434	October 4, 2010	October 31, 2010	November 15, 2010	Fixed-to-Floating	$40.625
		April 2, 2010	April 30, 2010	May 17, 2010	Fixed-to-Floating	40.625

(1)	Dividends are cumulative.
(2)	Dividends per depositary share, each representing a 1/1000th interest in a share of preferred stock.
(3)	Initially pays dividends semi-annually.
(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Bank of America 2010     117

Table III Preferred Stock Cash Dividend Summary (as of February 25, 2011) (continued)

	Outstanding
	Notional
	Amount				Per Annum	Dividend Per
Preferred Stock	(in millions)	Declaration Date	Record Date	Payment Date	Dividend Rate	Share
Series 1 (5)	$146	January 4, 2011	February 15, 2011	February 28, 2011	Floating	$0.19167
		October 4, 2010	November 15, 2010	November 29, 2010	Floating	0.19167
		July 2, 2010	August 15, 2010	August 31, 2010	Floating	0.19167
		April 2, 2010	May 15, 2010	May 28, 2010	Floating	0.18542
		January 4, 2010	February 15, 2010	February 26, 2010	Floating	0.19167

Series 2 (5)	$526	January 4, 2011	February 15, 2011	February 28, 2011	Floating	$0.19167
		October 4, 2010	November 15, 2010	November 29, 2010	Floating	0.19167
		July 2, 2010	August 15, 2010	August 31, 2010	Floating	0.19167
		April 2, 2010	May 15, 2010	May 28, 2010	Floating	0.18542
		January 4, 2010	February 15, 2010	February 26, 2010	Floating	0.19167

Series 3 (5)	$670	January 4, 2011	February 15, 2011	February 28, 2011	6.375%	$0.39843
		October 4, 2010	November 15, 2010	November 29, 2010	6.375	0.39843
		July 2, 2010	August 15, 2010	August 30, 2010	6.375	0.39843
		April 2, 2010	May 15, 2010	May 28, 2010	6.375	0.39843
		January 4, 2010	February 15, 2010	March 1, 2010	6.375	0.39843

Series 4 (5)	$389	January 4, 2011	February 15, 2011	February 28, 2011	Floating	$0.25556
		October 4, 2010	November 15, 2010	November 29, 2010	Floating	0.25556
		July 2, 2010	August 15, 2010	August 31, 2010	Floating	0.25556
		April 2, 2010	May 15, 2010	May 28, 2010	Floating	0.24722
		January 4, 2010	February 15, 2010	February 26, 2010	Floating	0.25556

Series 5 (5)	$606	January 4, 2011	February 1, 2011	February 22, 2011	Floating	$0.25556
		October 4, 2010	November 1, 2010	November 22, 2010	Floating	0.25556
		July 2, 2010	August 1, 2010	August 23, 2010	Floating	0.25556
		April 2, 2010	May 1, 2010	May 21, 2010	Floating	0.24722
		January 4, 2010	February 1, 2010	February 22, 2010	Floating	0.25556

Series 6 (6)	$65	January 4, 2011	March 15, 2011	March 30, 2011	6.70%	$0.41875
		October 4, 2010	December 15, 2010	December 30, 2010	6.70	0.41875
		July 2, 2010	September 15, 2010	September 30, 2010	6.70	0.41875
		April 2, 2010	June 15, 2010	June 30, 2010	6.70	0.41875
		January 4, 2010	March 15, 2010	March 30, 2010	6.70	0.41875

Series 7 (6)	$17	January 4, 2011	March 15, 2011	March 30, 2011	6.25%	$0.39062
		October 4, 2010	December 15, 2010	December 30, 2010	6.25	0.39062
		July 2, 2010	September 15, 2010	September 30, 2010	6.25	0.39062
		April 2, 2010	June 15, 2010	June 30, 2010	6.25	0.39062
		January 4, 2010	March 15, 2010	March 30, 2010	6.25	0.39062

Series 8 (5)	$2,673	January 4, 2011	February 15, 2011	February 28, 2011	8.625%	$0.53906
		October 4, 2010	November 15, 2010	November 29, 2010	8.625	0.53906
		July 2, 2010	August 15, 2010	August 31, 2010	8.625	0.53906
		April 2, 2010	May 15, 2010	May 28, 2010	8.625	0.53906
		January 4, 2010	February 15, 2010	March 1, 2010	8.625	0.53906

Series 2 (MC) (7)	$–	October 4, 2010	October 5, 2010	October 15, 2010	9.00%	$1,150.00
		July 2, 2010	August 15, 2010	August 30, 2010	9.00	2,250.00
		April 2, 2010	May 15, 2010	May 28, 2010	9.00	2,250.00
		January 4, 2010	February 15, 2010	March 1, 2010	9.00	2,250.00

Series 3 (MC) (8)	$–	October 4, 2010	October 5, 2010	October 15, 2010	9.00%	$1,150.00
		July 2, 2010	August 15, 2010	August 30, 2010	9.00	2,250.00
		April 2, 2010	May 15, 2010	May 28, 2010	9.00	2,250.00
		January 4, 2010	February 15, 2010	March 1, 2010	9.00	2,250.00

(5)	Dividends per depositary share, each representing a 1/1200th interest in a share of preferred stock.
(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.
(7)	All of the outstanding shares of the preferred stock of Merrill Lynch & Co., Inc. converted into 31 million shares of common stock on October 15, 2010.
(8)	All of the outstanding shares of the preferred stock of Merrill Lynch & Co., Inc. converted into 19 million shares of common stock on October 15, 2010.

118     Bank of America 2010

Table IV Outstanding Loans and Leases

	December 31
(Dollars in millions)	2010 (1)	2009	2008	2007	2006
Consumer
Residential mortgage (2)	$257,973	$242,129	$248,063	$274,949	$241,181
Home equity	137,981	149,126	152,483	114,820	87,893
Discontinued real estate (3)	13,108	14,854	19,981	n/a	n/a
U.S. credit card	113,785	49,453	64,128	65,774	61,195
Non-U.S. credit card	27,465	21,656	17,146	14,950	10,999
Direct/Indirect consumer (4)	90,308	97,236	83,436	76,538	59,206
Other consumer (5)	2,830	3,110	3,442	4,170	5,231

Total consumer	643,450	577,564	588,679	551,201	465,705

Commercial
U.S. commercial (6)	190,305	198,903	219,233	208,297	161,982
Commercial real estate (7)	49,393	69,447	64,701	61,298	36,258
Commercial lease financing	21,942	22,199	22,400	22,582	21,864
Non-U.S. commercial	32,029	27,079	31,020	28,376	20,681

Total commercial loans	293,669	317,628	337,354	320,553	240,785
Commercial loans measured at fair value (8)	3,321	4,936	5,413	4,590	n/a

Total commercial	296,990	322,564	342,767	325,143	240,785

Total loans and leases	$940,440	$900,128	$931,446	$876,344	$706,490

(1)	2010 period is presented in accordance with new consolidation guidance.
(2)	Includes non-U.S. residential mortgages of $90 million and $552 million at December 31, 2010 and 2009. There were no material non-U.S. residential mortgage loans prior to January 1, 2009.
(3)	Includes $11.8 billion, $13.4 billion and $18.2 billion of pay option loans, and $1.3 billion, $1.5 billion and $1.8 billion of subprime loans at December 31, 2010, 2009 and 2008, respectively. We no longer originate these products.
(4)	Includes dealer financial services loans of $42.9 billion, $41.6 billion, $40.1 billion, $37.2 billion and $33.4 billion; consumer lending loans of $12.9 billion, $19.7 billion, $28.2 billion, $24.4 billion and $16.3 billion; U.S. securities-based lending margin loans of $16.6 billion, $12.9 billion, $0, $0 and $0; student loans of $6.8 billion, $10.8 billion, $8.3 billion, $4.7 billion and $4.3 billion; non-U.S. consumer loans of $8.0 billion, $8.0 billion, $1.8 billion, $3.4 billion and $3.9 billion; and other consumer loans of $3.1 billion, $4.2 billion, $5.0 billion, $6.8 billion and $1.3 billion at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(5)	Includes consumer finance loans of $1.9 billion, $2.3 billion, $2.6 billion, $3.0 billion and $2.8 billion, other non-U.S. consumer loans of $803 million, $709 million, $618 million, $829 million and $2.3 billion, and consumer overdrafts of $88 million, $144 million, $211 million, $320 million and $172 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(6)	Includes U.S. small business commercial loans, including card-related products, of $14.7 billion, $17.5 billion, $19.1 billion, $19.3 billion and $15.2 billion at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(7)	Includes U.S. commercial real estate loans of $46.9 billion, $66.5 billion, $63.7 billion, $60.2 billion and $35.7 billion and non-U.S. commercial real estate loans of $2.5 billion, $3.0 billion, $979 million, $1.1 billion and $578 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(8)	Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $1.6 billion, $3.0 billion, $3.5 billion and $3.5 billion, non-U.S. commercial loans of $1.7 billion, $1.9 billion, $1.7 billion and $790 million, and commercial real estate loans of $79 million, $90 million, $203 million and $304 million at December 31, 2010, 2009, 2008 and 2007, respectively.
n/a = not applicable

Table V Nonperforming Loans, Leases and Foreclosed Properties (1)

	December 31
(Dollars in millions)	2010	2009	2008	2007	2006
Consumer
Residential mortgage	$17,691	$16,596	$7,057	$1,999	$660
Home equity	2,694	3,804	2,637	1,340	289
Discontinued real estate	331	249	77	n/a	n/a
Direct/Indirect consumer	90	86	26	8	4
Other consumer	48	104	91	95	77

Total consumer (2)	20,854	20,839	9,888	3,442	1,030

Commercial
U.S. commercial (3)	3,453	4,925	2,040	852	494
Commercial real estate	5,829	7,286	3,906	1,099	118
Commercial lease financing	117	115	56	33	42
Non-U.S. commercial	233	177	290	19	13

	9,632	12,503	6,292	2,003	667
U.S. small business commercial	204	200	205	152	90

Total commercial (4)	9,836	12,703	6,497	2,155	757

Total nonperforming loans and leases	30,690	33,542	16,385	5,597	1,787
Foreclosed properties	1,974	2,205	1,827	351	69

Total nonperforming loans, leases and foreclosed properties (5)	$32,664	$35,747	$18,212	$5,948	$1,856

(1)	Balances do not include PCI loans even though the customer may be contractually past due. Loans accounted for as PCI loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan. In addition, FHA loans are excluded from nonperforming loans and foreclosed properties since the principal payments are insured by the FHA.
(2)	In 2010, $2.0 billion in interest income was estimated to be contractually due on consumer loans and leases classified as nonperforming at December 31, 2010 provided that these loans and leases had been paying according to their terms and conditions, including TDRs of which $9.9 billion were performing at December 31, 2010 and not included in the table above. Approximately $514 million of the estimated $2.0 billion in contractual interest was received and included in earnings for 2010.
(3)	Excludes U.S. small business commercial loans.
(4)	In 2010, $429 million in interest income was estimated to be contractually due on commercial loans and leases classified as nonperforming at December 31, 2010, including TDRs of which $238 million were performing at December 31, 2010 and not included in the table above. Approximately $76 million of the estimated $429 million in contractual interest was received and included in earnings for 2010.
(5)	Balances do not include loans accounted for under the fair value option. At December 31, 2010, there were $30 million of nonperforming loans accounted for under the fair value option. At December 31, 2010, there were $0 of loans or leases past due 90 days or more and still accruing interest accounted for under the fair value option.
n/a = not applicable

Bank of America 2010     119

Table VI Accruing Loans and Leases Past Due 90 Days or More (1)

	December 31
(Dollars in millions)	2010	2009	2008	2007	2006
Consumer
Residential mortgage (2)	$16,768	$11,680	$372	$237	$118
U.S. credit card	3,320	2,158	2,197	1,855	1,991
Non-U.S. credit card	599	515	368	272	184
Direct/Indirect consumer	1,058	1,488	1,370	745	378
Other consumer	2	3	4	4	7

Total consumer	21,747	15,844	4,311	3,113	2,678

Commercial
U.S. commercial (3)	236	213	381	119	66
Commercial real estate	47	80	52	36	78
Commercial lease financing	18	32	23	25	26
Non-U.S. commercial	6	67	7	16	9

	307	392	463	196	179
U.S. small business commercial	325	624	640	427	199

Total commercial	632	1,016	1,103	623	378

Total accruing loans and leases past due 90 days or more (4)	$22,379	$16,860	$5,414	$3,736	$3,056

(1)	Accruing loans past due 90 days or more do not include PCI loan portfolios of Countrywide and Merrill Lynch that were considered impaired and written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(2)	Balances represent loans insured by the FHA.
(3)	Excludes U.S. small business commercial loans.
(4)	Balances do not include loans accounted for under the fair value option. At December 31, 2010, there were no loans past due 90 days or more and still accruing interest accounted for under the fair value option. At December 31, 2009, there was $87 million of loans past due 90 days or more and still accruing interest accounted for under the fair value option.

120     Bank of America 2010

Table VII Allowance for Credit Losses

(Dollars in millions)	2010	2009	2008	2007	2006
Allowance for loan and lease losses, beginning of period, before effect of the January 1 adoption of new consolidation guidance	$37,200	$23,071	$11,588	$9,016	$8,045
Allowance related to adoption of new consolidation guidance	10,788	n/a	n/a	n/a	n/a

Allowance for loan and lease losses, January 1	47,988	23,071	11,588	9,016	8,045
Loans and leases charged off
Residential mortgage	(3,779)	(4,436)	(964)	(78)	(74)
Home equity	(7,059)	(7,205)	(3,597)	(286)	(67)
Discontinued real estate	(77)	(104)	(19)	n/a	n/a
U.S. credit card	(13,818)	(6,753)	(4,469)	(3,410)	(3,546)
Non-U.S. credit card	(2,424)	(1,332)	(639)	(453)	(292)
Direct/Indirect consumer	(4,303)	(6,406)	(3,777)	(1,885)	(857)
Other consumer	(320)	(491)	(461)	(346)	(327)

Total consumer charge-offs	(31,780)	(26,727)	(13,926)	(6,458)	(5,163)

U.S. commercial (1)	(3,190)	(5,237)	(2,567)	(1,135)	(597)
Commercial real estate	(2,185)	(2,744)	(895)	(54)	(7)
Commercial lease financing	(96)	(217)	(79)	(55)	(28)
Non-U.S. commercial	(139)	(558)	(199)	(28)	(86)

Total commercial charge-offs	(5,610)	(8,756)	(3,740)	(1,272)	(718)

Total loans and leases charged off	(37,390)	(35,483)	(17,666)	(7,730)	(5,881)

Recoveries of loans and leases previously charged off
Residential mortgage	109	86	39	22	35
Home equity	278	155	101	12	16
Discontinued real estate	9	3	3	n/a	n/a
U.S. credit card	791	206	308	347	452
Non-U.S. credit card	217	93	88	74	67
Direct/Indirect consumer	967	943	663	512	247
Other consumer	59	63	62	68	110

Total consumer recoveries	2,430	1,549	1,264	1,035	927

U.S. commercial (2)	391	161	118	128	261
Commercial real estate	168	42	8	7	4
Commercial lease financing	39	22	19	53	56
Non-U.S. commercial	28	21	26	27	94

Total commercial recoveries	626	246	171	215	415

Total recoveries of loans and leases previously charged off	3,056	1,795	1,435	1,250	1,342

Net charge-offs	(34,334)	(33,688)	(16,231)	(6,480)	(4,539)

Provision for loan and lease losses	28,195	48,366	26,922	8,357	5,001
Other (3)	36	(549)	792	695	509

Allowance for loan and lease losses, December 31	41,885	37,200	23,071	11,588	9,016

Reserve for unfunded lending commitments, January 1	1,487	421	518	397	395
Provision for unfunded lending commitments	240	204	(97)	28	9
Other (4)	(539)	862	–	93	(7)

Reserve for unfunded lending commitments, December 31	1,188	1,487	421	518	397

Allowance for credit losses, December 31	$43,073	$38,687	$23,492	$12,106	$9,413

(1)	Includes U.S. small business commercial charge-offs of $2.0 billion, $3.0 billion, $2.0 billion, $931 million and $424 million in 2010, 2009, 2008, 2007 and 2006, respectively.
(2)	Includes U.S. small business commercial recoveries of $107 million, $65 million, $39 million, $51 million and $54 million in 2010, 2009, 2008, 2007 and 2006, respectively.
(3)	The 2009 amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for $7.8 billion in held-to-maturity debt securities that were issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation. The 2008 amount includes the $1.2 billion addition of the Countrywide allowance for loan losses as of July 1, 2008. The 2007 and 2006 amounts include $750 million and $577 million of additions to allowance for loan losses for certain acquisitions.
(4)	The 2010 amount includes the remaining balance of the acquired Merrill Lynch liability excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded positions. The 2009 amount represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions. The 2007 amount includes a $124 million addition for reserve for unfunded lending commitments for a prior acquisition.
n/a = not applicable

Bank of America 2010     121

Table VII Allowance for Credit Losses (continued)

(Dollars in millions)	2010	2009	2008	2007	2006
Loans and leases outstanding at December 31 (5)	$937,119	$895,192	$926,033	$871,754	$706,490
Allowance for loan and lease losses as a percentage of total loans and leases
outstanding at December 31 (5)	4.47%	4.16%	2.49%	1.33%	1.28%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31	5.40	4.81	2.83	1.23	1.19
Commercial allowance for loan and lease losses as a percentage of total
commercial loans and leases outstanding at December 31 (5)	2.44	2.96	1.90	1.51	1.44
Average loans and leases outstanding (5)	$954,278	$941,862	$905,944	$773,142	$652,417
Net charge-offs as a percentage of average loans and leases outstanding (5)	3.60%	3.58%	1.79%	0.84%	0.70%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 6, 7)	136	111	141	207	505
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.22	1.10	1.42	1.79	1.99

Excluding purchased credit-impaired loans: (8)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)	3.94%	3.88%	2.53%	n/a	n/a
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31	4.66	4.43	2.91	n/a	n/a
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (5)	2.44	2.96	1.90	n/a	n/a
Net charge-offs as a percentage of average loans and leases outstanding (5)	3.73	3.71	1.83	n/a	n/a
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 6, 7)	116	99	136	n/a	n/a
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.04	1.00	1.38	n/a	n/a

(5)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $3.3 billion, $4.9 billion, $5.4 billion and $4.6 billion at December 31, 2010, 2009, 2008 and 2007, respectively. Average loans accounted for under the fair value option were $4.1 billion, $6.9 billion, $4.9 billion and $3.0 billion for 2010, 2009, 2008 and 2007, respectively.
(6)	Allowance for loan and lease losses includes $22.9 billion, $17.7 billion, $11.7 billion, $6.5 billion and $5.4 billion allocated to products that were excluded from nonperforming loans, leases and foreclosed properties at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(7)	For more information on our definition of nonperforming loans, see the discussion beginning on page 81.
(8)	Metrics exclude the impact of Countrywide consumer PCI loans and Merrill Lynch commercial PCI loans.
n/a = not applicable

122     Bank of America 2010

Table VIII Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
(Dollars in millions)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Allowance for loan and lease losses (1)
Residential mortgage	$4,648	11.10%	$4,607	12.38%	$1,382	5.99%	$207	1.79%	$248	2.75%
Home equity	12,934	30.88	10,160	27.31	5,385	23.34	963	8.31	133	1.48
Discontinued real estate	1,670	3.99	989	2.66	658	2.85	n/a	n/a	n/a	n/a
U.S. credit card	10,876	25.97	6,017	16.18	3,947	17.11	2,919	25.19	3,176	35.23
Non-U.S. credit card	2,045	4.88	1,581	4.25	742	3.22	441	3.81	336	3.73
Direct/Indirect consumer	2,381	5.68	4,227	11.36	4,341	18.81	2,077	17.92	1,378	15.28
Other consumer	161	0.38	204	0.55	203	0.88	151	1.30	289	3.20

Total consumer	34,715	82.88	27,785	74.69	16,658	72.20	6,758	58.32	5,560	61.67

U.S. commercial (2)	3,576	8.54	5,152	13.85	4,339	18.81	3,194	27.56	2,162	23.98
Commercial real estate	3,137	7.49	3,567	9.59	1,465	6.35	1,083	9.35	588	6.52
Commercial lease financing	126	0.30	291	0.78	223	0.97	218	1.88	217	2.41
Non-U.S. commercial	331	0.79	405	1.09	386	1.67	335	2.89	489	5.42

Total commercial (3)	7,170	17.12	9,415	25.31	6,413	27.80	4,830	41.68	3,456	38.33

Allowance for loan and lease losses	41,885	100.00%	37,200	100.00%	23,071	100.00%	11,588	100.00%	9,016	100.00%
Reserve for unfunded lending commitments (4)	1,188		1,487		421		518		397

Allowance for credit losses (5)	$43,073		$38,687		$23,492		$12,106		$9,413

(1)	December 31, 2010 is presented in accordance with new consolidation guidance. Prior periods have not been restated.
(2)	Includes allowance for U.S. small business commercial loans of $1.5 billion, $2.4 billion, $2.4 billion, $1.4 billion and $578 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(3)	Includes allowance for loan and lease losses for impaired commercial loans of $1.1 billion, $1.2 billion, $691 million, $123 million and $43 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Included in the $1.1 billion at December 31, 2010 is $445 million related to U.S. small business commercial renegotiated TDR loans.
(4)	Amounts for 2010 and 2009 include the Merrill Lynch acquisition. The majority of the increase from December 31, 2008 relates to the fair value of the acquired Merrill Lynch unfunded lending commitments, excluding commitments accounted for under the fair value option.
(5)	Includes $6.4 billion, $3.9 billion and $750 million related to PCI loans at December 31, 2010, 2009 and 2008, respectively.
n/a = not applicable

Table IX Selected Loan Maturity Data (1, 2)

	December 31, 2010
		Due After
		One Year
	Due in One	Through	Due After
(Dollars in millions)	Year or Less	Five Years	Five Years	Total
U.S. commercial	$62,325	$84,412	$45,141	$191,878
U.S. commercial real estate	21,097	21,084	4,777	46,958
Non-U.S. and other (3)	31,012	5,610	959	37,581

Total selected loans	$114,434	$111,106	$50,877	$276,417

Percent of total	41.4%	40.2%	18.4%	100%

Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$12,164	$25,619
Floating or adjustable interest rates		98,942	25,258

Total		$111,106	$50,877

(1)	Loan maturities are based on the remaining maturities under contractual terms.
(2)	Includes loans accounted for under the fair value option.
(3)	Loan maturities include other consumer, commercial real estate and non-U.S. commercial loans.

Bank of America 2010     123

Table X Non-exchange Traded Commodity Contracts

	December 31, 2010
	Asset	Liability
(Dollars in millions)	Positions	Positions
Net fair value of contracts outstanding, January 1, 2010	$5,036	$3,758
Effects of legally enforceable master netting agreements	17,785	17,785

Gross fair value of contracts outstanding, January 1, 2010	22,821	21,543
Contracts realized or otherwise settled	(15,531)	(14,899)
Fair value of new contracts	6,240	6,734
Other changes in fair value	1,999	2,055

Gross fair value of contracts outstanding, December 31, 2010	15,529	15,433
Effects of legally enforceable master netting agreements	(10,756)	(10,756)

Net fair value of contracts outstanding, December 31, 2010	$4,773	$4,677

Table XI Non-exchange Traded Commodity Contract Maturities

	December 31, 2010
	Asset	Liability
(Dollars in millions)	Positions	Positions
Less than one year	$9,262	$9,453
Greater than or equal to one year and less than three years	4,631	4,395
Greater than or equal to three years and less than five years	659	682
Greater than or equal to five years	977	903

Gross fair value of contracts outstanding	15,529	15,433
Effects of legally enforceable master netting agreements	(10,756)	(10,756)

Net fair value of contracts outstanding	$4,773	$4,677

124     Bank of America 2010

Table XII Selected Quarterly Financial Data

	2010 Quarters				2009 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$12,439	$12,435	$12,900	$13,749	$11,559	$11,423	$11,630	$12,497
Noninterest income	9,959	14,265	16,253	18,220	13,517	14,612	21,144	23,261
Total revenue, net of interest expense	22,398	26,700	29,153	31,969	25,076	26,035	32,774	35,758
Provision for credit losses	5,129	5,396	8,105	9,805	10,110	11,705	13,375	13,380
Goodwill impairment	2,000	10,400	–	–	–	–	–	–
Merger and restructuring charges	370	421	508	521	533	594	829	765
All other noninterest expense (1)	18,494	16,395	16,745	17,254	15,852	15,712	16,191	16,237
Income (loss) before income taxes	(3,595)	(5,912)	3,795	4,389	(1,419)	(1,976)	2,379	5,376
Income tax expense (benefit)	(2,351)	1,387	672	1,207	(1,225)	(975)	(845)	1,129
Net income (loss)	(1,244)	(7,299)	3,123	3,182	(194)	(1,001)	3,224	4,247
Net income (loss) applicable to common shareholders	(1,565)	(7,647)	2,783	2,834	(5,196)	(2,241)	2,419	2,814
Average common shares issued and outstanding (in thousands)	10,036,575	9,976,351	9,956,773	9,177,468	8,634,565	8,633,834	7,241,515	6,370,815
Average diluted common shares issued and outstanding (in thousands)	10,036,575	9,976,351	10,029,776	10,005,254	8,634,565	8,633,834	7,269,518	6,431,027

Performance ratios
Return on average assets	n/m	n/m	0.50%	0.51%	n/m	n/m	0.53%	0.68%
Four quarter trailing return on average assets (2)	n/m	n/m	0.20	0.21	0.26%	0.20%	0.28	0.28
Return on average common shareholders’ equity	n/m	n/m	5.18	5.73	n/m	n/m	5.59	7.10
Return on average tangible common shareholders’ equity (3)	n/m	n/m	9.19	9.79	n/m	n/m	12.68	16.15
Return on average tangible shareholders’ equity (3)	n/m	n/m	8.98	9.55	n/m	n/m	8.86	12.42
Total ending equity to total ending assets	10.08%	9.85%	9.85	9.80	10.38	11.40	11.29	10.32
Total average equity to total average assets	9.94	9.83	9.36	9.14	10.31	10.67	10.01	9.08
Dividend payout	n/m	n/m	3.63	3.57	n/m	n/m	3.56	2.28

Per common share data
Earnings (loss)	$(0.16)	$(0.77)	$0.28	$0.28	$(0.60)	$(0.26)	$0.33	$0.44
Diluted earnings (loss)	(0.16)	(0.77)	0.27	0.28	(0.60)	(0.26)	0.33	0.44
Dividends paid	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Book value	20.99	21.17	21.45	21.12	21.48	22.99	22.71	25.98
Tangible book value (3)	12.98	12.91	12.14	11.70	11.94	12.00	11.66	10.88

Market price per share of common stock
Closing	$13.34	$13.10	$14.37	$17.85	$15.06	$16.92	$13.20	$6.82
High closing	13.56	15.67	19.48	18.04	18.59	17.98	14.17	14.33
Low closing	10.95	12.32	14.37	14.45	14.58	11.84	7.05	3.14

Market capitalization	$134,536	$131,442	$144,174	$179,071	$130,273	$146,363	$114,199	$43,654

Average balance sheet
Total loans and leases	$940,614	$934,860	$967,054	$991,615	$905,913	$930,255	$966,105	$994,121
Total assets	2,370,258	2,379,397	2,494,432	2,516,590	2,431,024	2,398,201	2,425,377	2,519,134
Total deposits	1,007,738	973,846	991,615	981,015	995,160	989,295	974,892	964,081
Long-term debt	465,875	485,588	497,469	513,634	445,440	449,974	444,131	446,975
Common shareholders’ equity	218,728	215,911	215,468	200,380	197,123	197,230	173,497	160,739
Total shareholders’ equity	235,525	233,978	233,461	229,891	250,599	255,983	242,867	228,766

Asset quality (4)
Allowance for credit losses (5)	$43,073	$44,875	$46,668	$48,356	$38,687	$37,399	$35,777	$31,150
Nonperforming loans, leases and foreclosed properties (6)	32,664	34,556	35,598	35,925	35,747	33,825	30,982	25,632
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	4.47%	4.69%	4.75%	4.82%	4.16%	3.95%	3.61%	3.00%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6, 7)	136	135	137	139	111	112	116	122
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the purchased credit-impaired loan portfolio (6, 7)	116	118	121	124	99	101	108	115
Net charge-offs	$6,783	$7,197	$9,557	$10,797	$8,421	$9,624	$8,701	$6,942
Annualized net charge-offs as a percentage of average loans and leases outstanding (6)	2.87%	3.07%	3.98%	4.44%	3.71%	4.13%	3.64%	2.85%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	3.27	3.47	3.48	3.46	3.75	3.51	3.12	2.47
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	3.48	3.71	3.73	3.69	3.98	3.72	3.31	2.64
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.56	1.53	1.18	1.07	1.11	0.94	0.97	1.03

Capital ratios (period end)
Risk-based capital:
Tier 1 common	8.60%	8.45%	8.01%	7.60%	7.81%	7.25%	6.90%	4.49%
Tier 1	11.24	11.16	10.67	10.23	10.40	12.46	11.93	10.09
Total	15.77	15.65	14.77	14.47	14.66	16.69	15.99	14.03
Tier 1 leverage	7.21	7.21	6.68	6.44	6.88	8.36	8.17	7.07
Tangible equity (3)	6.75	6.54	6.14	6.02	6.40	7.51	7.37	6.42
Tangible common equity (3)	5.99	5.74	5.35	5.22	5.56	4.80	4.66	3.13

(1)	Excludes merger and restructuring charges and goodwill impairment charges.
(2)	Calculated as total net income for four consecutive quarters divided by average assets for the period.
(3)	Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios, see Supplemental Financial Data beginning on page 36 and for corresponding reconciliations to GAAP financial measures, see Table XV.
(4)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 72 and Commercial Portfolio Credit Risk Management beginning on page 83.
(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(6)	Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 81 and corresponding Table 33 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 41 on page 89.
(7)	Allowance for loan and lease losses includes $22.9 billion, $23.7 billion, $24.3 billion, $26.2 billion, $17.7 billion, $17.2 billion, $16.5 billion and $14.9 billion allocated to products that are excluded from nonperforming loans, leases and foreclosed properties at December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, respectively.
n/m = not meaningful

Bank of America 2010     125

Table XIII Five Year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, except per share information)	2010	2009	2008	2007	2006
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$51,523	$47,109	$45,360	$34,441	$34,594
Fully taxable-equivalent adjustment	1,170	1,301	1,194	1,749	1,224

Net interest income on a fully taxable-equivalent basis	$52,693	$48,410	$46,554	$36,190	$35,818

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$110,220	$119,643	$72,782	$66,833	$72,776
Fully taxable-equivalent adjustment	1,170	1,301	1,194	1,749	1,224

Total revenue, net of interest expense on a fully taxable-equivalent basis	$111,390	$120,944	$73,976	$68,582	$74,000

Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$83,108	$66,713	$41,529	$37,524	$35,793
Goodwill impairment charges	(12,400)	–	–	–	–

Total noninterest expense, excluding goodwill impairment charges	$70,708	$66,713	$41,529	$37,524	$35,793

Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$915	$(1,916)	$420	$5,942	$10,840
Fully taxable-equivalent adjustment	1,170	1,301	1,194	1,749	1,224

Income tax expense (benefit) on a fully taxable-equivalent basis	$2,085	$(615)	$1,614	$7,691	$12,064

Reconciliation of net income (loss) to net income, excluding goodwill impairment charges
Net income (loss)	$(2,238)	$6,276	$4,008	$14,982	$21,133
Goodwill impairment charges	12,400	–	–	–	–

Net income, excluding goodwill impairment charges	$10,162	$6,276	$4,008	$14,982	$21,133

Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$(3,595)	$(2,204)	$2,556	$14,800	$21,111
Goodwill impairment charges	12,400	–	–	–	–

Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$8,805	$(2,204)	$2,556	$14,800	$21,111

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$212,681	$182,288	$141,638	$133,555	$129,773
Common Equivalent Securities	2,900	1,213	–	–	–
Goodwill	(82,596)	(86,034)	(79,827)	(69,333)	(66,040)
Intangible assets (excluding MSRs)	(10,985)	(12,220)	(9,502)	(9,566)	(10,324)
Related deferred tax liabilities	3,306	3,831	1,782	1,845	1,809

Tangible common shareholders’ equity	$125,306	$89,078	$54,091	$56,501	$55,218

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$233,231	$244,645	$164,831	$136,662	$130,463
Goodwill	(82,596)	(86,034)	(79,827)	(69,333)	(66,040)
Intangible assets (excluding MSRs)	(10,985)	(12,220)	(9,502)	(9,566)	(10,324)
Related deferred tax liabilities	3,306	3,831	1,782	1,845	1,809

Tangible shareholders’ equity	$142,956	$150,222	$77,284	$59,608	$55,908

Reconciliation of year end common shareholders’ equity to year end tangible common shareholders’ equity
Common shareholders’ equity	$211,686	$194,236	$139,351	$142,394	$132,421
Common Equivalent Securities	–	19,244	–	–	–
Goodwill	(73,861)	(86,314)	(81,934)	(77,530)	(65,662)
Intangible assets (excluding MSRs)	(9,923)	(12,026)	(8,535)	(10,296)	(9,422)
Related deferred tax liabilities	3,036	3,498	1,854	1,855	1,799

Tangible common shareholders’ equity	$130,938	$118,638	$50,736	$56,423	$59,136

Reconciliation of year end shareholders’ equity to year end tangible shareholders’ equity
Shareholders’ equity	$228,248	$231,444	$177,052	$146,803	$135,272
Goodwill	(73,861)	(86,314)	(81,934)	(77,530)	(65,662)
Intangible assets (excluding MSRs)	(9,923)	(12,026)	(8,535)	(10,296)	(9,422)
Related deferred tax liabilities	3,036	3,498	1,854	1,855	1,799

Tangible shareholders’ equity	$147,500	$136,602	$88,437	$60,832	$61,987

Reconciliation of year end assets to year end tangible assets
Assets	$2,264,909	$2,230,232	$1,817,943	$1,715,746	$1,459,737
Goodwill	(73,861)	(86,314)	(81,934)	(77,530)	(65,662)
Intangible assets (excluding MSRs)	(9,923)	(12,026)	(8,535)	(10,296)	(9,422)
Related deferred tax liabilities	3,036	3,498	1,854	1,855	1,799

Tangible assets	$2,184,161	$2,135,390	$1,729,328	$1,629,775	$1,386,452

Reconciliation of year end common shares outstanding to year end tangible common shares outstanding
Common shares outstanding	10,085,155	8,650,244	5,017,436	4,437,885	4,458,151
Assumed conversion of common equivalent shares (2)	–	1,286,000	–	–	–

Tangible common shares outstanding	10,085,155	9,936,244	5,017,436	4,437,885	4,458,151

(1)	Presents reconciliations of non-GAAP measures to GAAP financial measures. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate non-GAAP measures differently. For more information on non-GAAP measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data beginning on page 36.
(2)	On February 24, 2010, the common equivalent shares converted into common shares.

126     Bank of America 2010

Table XIV Quarterly Supplemental Financial Data (1)

	2010 Quarters				2009 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Fully taxable-equivalent basis data
Net interest income	$12,709	$12,717	$13,197	$14,070	$11,896	$11,753	$11,942	$12,819
Total revenue, net of interest expense	22,668	26,982	29,450	32,290	25,413	26,365	33,086	36,080
Net interest yield (2)	2.69%	2.72%	2.77%	2.93%	2.62%	2.61%	2.64%	2.70%
Efficiency ratio	92.04	100.87	58.58	55.05	64.47	61.84	51.44	47.12

Performance ratios, excluding goodwill impairment charges (3)
Per common share information
Earnings	$0.04	$0.27
Diluted earnings	0.04	0.27
Efficiency ratio	83.22%	62.33%
Return on average assets	0.13	0.52
Four quarter trailing return on average assets (4)	0.43	0.39
Return on average common shareholders’ equity	0.79	5.06
Return on average tangible common shareholders’ equity	1.27	8.67
Return on average tangible shareholders’ equity	1.96	8.54

(1)	Supplemental financial data on a FTE basis and performance measures and ratios excluding the impact of goodwill impairment charges are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these performance measures and ratios, see Supplemental Financial Data beginning on page 36 and for corresponding reconciliations to GAAP financial measures, see Table XV.
(2)	Calculation includes fees earned on overnight deposits placed with the Federal Reserve of $63 million, $107 million, $106 million and $92 million for the fourth, third, second and first quarters of 2010, and $130 million, $107 million, $92 million and $50 million for the fourth, third, second and first quarters of 2009, respectively.
(3)	Performance ratios are calculated excluding the impact of the goodwill impairment charges of $10.4 billion recorded during the third quarter of 2010 and $2.0 billion recorded during the fourth quarter of 2010.
(4)	Calculated as total net income for four consecutive quarters divided by average assets for the period.

Bank of America 2010     127

Table XV Quarterly Reconciliations to GAAP Financial Measures (1)

	2010 Quarters				2009 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$12,439	$12,435	$12,900	$13,749	$11,559	$11,423	$11,630	$12,497
Fully taxable-equivalent adjustment	270	282	297	321	337	330	312	322

Net interest income on a fully taxable-equivalent basis	$12,709	$12,717	$13,197	$14,070	$11,896	$11,753	$11,942	$12,819

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$22,398	$26,700	$29,153	$31,969	$25,076	$26,035	$32,774	$35,758
Fully taxable-equivalent adjustment	270	282	297	321	337	330	312	322

Total revenue, net of interest expense on a fully taxable-equivalent basis	$22,668	$26,982	$29,450	$32,290	$25,413	$26,365	$33,086	$36,080

Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$20,864	$27,216	$17,253	$17,775	$16,385	$16,306	$17,020	$17,002
Goodwill impairment charges	(2,000)	(10,400)	–	–	–	–	–	–

Total noninterest expense, excluding goodwill impairment charges	$18,864	$16,816	$17,253	$17,775	$16,385	$16,306	$17,020	$17,002

Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$(2,351)	$1,387	$672	$1,207	$(1,225)	$(975)	$(845)	$1,129
Fully taxable-equivalent adjustment	270	282	297	321	337	330	312	322

Income tax expense (benefit) on a fully taxable-equivalent basis	$(2,081)	$1,669	$969	$1,528	$(888)	$(645)	$(533)	$1,451

Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charges
Net income (loss)	$(1,244)	$(7,299)	$3,123	$3,182	$(194)	$(1,001)	$3,224	$4,247
Goodwill impairment charges	2,000	10,400	–	–	–	–	–	–

Net income (loss), excluding goodwill impairment charges	$756	$3,101	$3,123	$3,182	$(194)	$(1,001)	$3,224	$4,247

Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$(1,565)	$(7,647)	$2,783	$2,834	$(5,196)	$(2,241)	$2,419	$2,814
Goodwill impairment charges	2,000	10,400	–	–	–	–	–	–

Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$435	$2,753	$2,783	$2,834	$(5,196)	$(2,241)	$2,419	$2,814

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$218,728	$215,911	$215,468	$200,380	$197,123	$197,230	$173,497	$160,739
Common Equivalent Securities	–	–	–	11,760	4,811	–	–	–
Goodwill	(75,584)	(82,484)	(86,099)	(86,334)	(86,053)	(86,170)	(87,314)	(84,584)
Intangible assets (excluding MSRs)	(10,211)	(10,629)	(11,216)	(11,906)	(12,556)	(13,223)	(13,595)	(9,461)
Related deferred tax liabilities	3,121	3,214	3,395	3,497	3,712	3,725	3,916	3,977

Tangible common shareholders’ equity	$136,054	$126,012	$121,548	$117,397	$107,037	$101,562	$76,504	$70,671

(1)	Presents reconciliations of non-GAAP measures to GAAP financial measures. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate non-GAAP measures differently. For more information on non-GAAP measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data beginning on page 36.
(2)	On February 24, 2010, the common equivalent shares converted into common shares.

128     Bank of America 2010

Table XV Quarterly Reconciliations to GAAP Financial Measures (1) (continued)

	2010 Quarters				2009 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$ 235,525	$ 233,978	$ 233,461	$ 229,891	$250,599	$255,983	$242,867	$228,766
Goodwill	(75,584)	(82,484)	(86,099)	(86,334)	(86,053)	(86,170)	(87,314)	(84,584)
Intangible assets (excluding MSRs)	(10,211)	(10,629)	(11,216)	(11,906)	(12,556)	(13,223)	(13,595)	(9,461)
Related deferred tax liabilities	3,121	3,214	3,395	3,497	3,712	3,725	3,916	3,977

Tangible shareholders’ equity	$ 152,851	$ 144,079	$ 139,541	$ 135,148	$155,702	$160,315	$145,874	$138,698

Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity	$ 211,686	$ 212,391	$ 215,181	$ 211,859	$194,236	$198,843	$196,492	$166,272
Common Equivalent Securities	–	–	–	–	19,244	–	–	–
Goodwill	(73,861)	(75,602)	(85,801)	(86,305)	(86,314)	(86,009)	(86,246)	(86,910)
Intangible assets (excluding MSRs)	(9,923)	(10,402)	(10,796)	(11,548)	(12,026)	(12,715)	(13,245)	(13,703)
Related deferred tax liabilities	3,036	3,123	3,215	3,396	3,498	3,714	3,843	3,958

Tangible common shareholders’ equity	$ 130,938	$ 129,510	$ 121,799	$ 117,402	$118,638	$103,833	$100,844	$69,617

Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity	$ 228,248	$ 230,495	$ 233,174	$ 229,823	$231,444	$257,683	$255,152	$239,549
Goodwill	(73,861)	(75,602)	(85,801)	(86,305)	(86,314)	(86,009)	(86,246)	(86,910)
Intangible assets (excluding MSRs)	(9,923)	(10,402)	(10,796)	(11,548)	(12,026)	(12,715)	(13,245)	(13,703)
Related deferred tax liabilities	3,036	3,123	3,215	3,396	3,498	3,714	3,843	3,958

Tangible shareholders’ equity	$ 147,500	$ 147,614	$ 139,792	$ 135,366	$136,602	$162,673	$159,504	$142,894

Reconciliation of period end assets to period end tangible assets
Assets	$2,264,909	$2,339,660	$2,368,384	$2,344,634	$2,230,232	$2,259,891	$2,260,853	$2,321,961
Goodwill	(73,861)	(75,602)	(85,801)	(86,305)	(86,314)	(86,009)	(86,246)	(86,910)
Intangible assets (excluding MSRs)	(9,923)	(10,402)	(10,796)	(11,548)	(12,026)	(12,715)	(13,245)	(13,703)
Related deferred tax liabilities	3,036	3,123	3,215	3,396	3,498	3,714	3,843	3,958

Tangible assets	$2,184,161	$2,256,779	$2,275,002	$2,250,177	$2,135,390	$2,164,881	$2,165,205	$2,225,306

Reconciliation of ending common shares outstanding to ending tangible common shares outstanding
Common shares outstanding	10,085,155	10,033,705	10,033,017	10,032,001	8,650,244	8,650,314	8,651,459	6,400,950
Assumed conversion of common equivalent shares (2)	–	–	–	–	1,286,000	–	–	–

Tangible common shares outstanding	10,085,155	10,033,705	10,033,017	10,032,001	9,936,244	8,650,314	8,651,459	6,400,950

For footnotes see page 128.

Bank of America 2010     129

Table XVI Quarterly Average Balances and Interest Rates – FTE Basis

	Fourth Quarter 2010			Third Quarter 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Time deposits placed and other short-term investments (1)	$28,141	$75	1.07%	$23,233	$86	1.45%
Federal funds sold and securities borrowed or purchased under agreements to resell	243,589	486	0.79	254,820	441	0.69
Trading account assets	216,003	1,710	3.15	210,529	1,692	3.20
Debt securities (2)	341,867	3,065	3.58	328,097	2,646	3.22
Loans and leases (3):
Residential mortgage (4)	254,051	2,857	4.50	237,292	2,797	4.71
Home equity	139,772	1,410	4.01	143,083	1,457	4.05
Discontinued real estate	13,297	118	3.57	13,632	122	3.56
U.S. credit card	112,673	3,040	10.70	115,251	3,113	10.72
Non-U.S. credit card	27,457	815	11.77	27,047	875	12.84
Direct/Indirect consumer (5)	91,549	1,088	4.72	95,692	1,130	4.68
Other consumer (6)	2,796	45	6.32	2,955	47	6.35

Total consumer	641,595	9,373	5.81	634,952	9,541	5.98

U.S. commercial	193,608	1,894	3.88	192,306	2,040	4.21
Commercial real estate (7)	51,617	432	3.32	55,660	452	3.22
Commercial lease financing	21,363	250	4.69	21,402	255	4.78
Non-U.S. commercial	32,431	289	3.53	30,540	282	3.67

Total commercial	299,019	2,865	3.81	299,908	3,029	4.01

Total loans and leases	940,614	12,238	5.18	934,860	12,570	5.35

Other earning assets	113,325	923	3.23	112,280	949	3.36

Total earning assets (8)	1,883,539	18,497	3.90	1,863,819	18,384	3.93

Cash and cash equivalents (1)	136,967	63		155,784	107
Other assets, less allowance for loan and lease losses	349,752			359,794

Total assets	$2,370,258			$2,379,397

Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$37,145	$35	0.36%	$37,008	$36	0.39%
NOW and money market deposit accounts	464,531	333	0.28	442,906	359	0.32
Consumer CDs and IRAs	124,855	338	1.07	132,687	377	1.13
Negotiable CDs, public funds and other time deposits	16,334	47	1.16	17,326	57	1.30

Total U.S. interest-bearing deposits	642,865	753	0.46	629,927	829	0.52

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	16,827	38	0.91	17,431	38	0.86
Governments and official institutions	1,560	2	0.42	2,055	2	0.36
Time, savings and other	58,746	101	0.69	54,373	81	0.59

Total non-U.S. interest-bearing deposits	77,133	141	0.73	73,859	121	0.65

Total interest-bearing deposits	719,998	894	0.49	703,786	950	0.54

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	369,738	1,142	1.23	391,148	848	0.86
Trading account liabilities	81,313	561	2.74	95,265	635	2.65
Long-term debt	465,875	3,254	2.78	485,588	3,341	2.74

Total interest-bearing liabilities (8)	1,636,924	5,851	1.42	1,675,787	5,774	1.37

Noninterest-bearing sources:
Noninterest-bearing deposits	287,740			270,060
Other liabilities	210,069			199,572
Shareholders’ equity	235,525			233,978

Total liabilities and shareholders’ equity	$2,370,258			$2,379,397

Net interest spread			2.48%			2.56%
Impact of noninterest-bearing sources			0.18			0.13

Net interest income/yield on earning assets (1)		$12,646	2.66%		$12,610	2.69%

(1)	Fees earned on overnight deposits placed with the Federal Reserve, which were included in time deposits placed and other short-term investments in prior periods, have been reclassified to cash and cash equivalents, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. Net interest income and net interest yield in the table are calculated excluding these fees.
(2)	Yields on AFS debt securities are calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.
(3)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. Purchased credit-impaired loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.
(4)	Includes non-U.S. residential mortgage loans of $96 million, $502 million, $506 million and $538 million in the fourth, third, second and first quarters of 2010, and $550 million in the fourth quarter of 2009, respectively.
(5)	Includes non-U.S. consumer loans of $7.9 billion, $7.7 billion, $7.7 billion and $8.1 billion in the fourth, third, second and first quarters of 2010, and $8.6 billion in the fourth quarter of 2009, respectively.
(6)	Includes consumer finance loans of $2.0 billion, $2.0 billion, $2.1 billion and $2.2 billion in the fourth, third, second and first quarters of 2010, and $2.3 billion in the fourth quarter of 2009, respectively; other non-U.S. consumer loans of $791 million, $788 million, $679 million and $664 million in the fourth, third, second and first quarters of 2010, and $689 million in the fourth quarter of 2009, respectively; and consumer overdrafts of $34 million, $123 million, $155 million and $132 million in the fourth, third, second and first quarters of 2010, and $192 million in the fourth quarter of 2009, respectively.
(7)	Includes U.S. commercial real estate loans of $49.0 billion, $53.1 billion, $61.6 billion and $65.6 billion in the fourth, third, second and first quarters of 2010, and $68.2 billion in the fourth quarter of 2009, respectively; and non-U.S. commercial real estate loans of $2.6 billion, $2.5 billion, $2.6 billion and $3.0 billion in the fourth, third, second and first quarters of 2010, and $3.1 billion in the fourth quarter of 2009, respectively.
(8)	Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $29 million, $639 million, $479 million and $272 million in the fourth, third, second and first quarters of 2010 and $248 million in the fourth quarter of 2009, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $672 million, $1.0 billion, $829 million and $970 million in the fourth, third, second and first quarters of 2010, and $1.1 billion in the fourth quarter of 2009, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 103.

130     Bank of America 2010

Table XVI Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	Second Quarter 2010			First Quarter 2010			Fourth Quarter 2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Time deposits placed and other short-term investments (1)	$30,741	$70	0.93%	$27,600	$61	0.89%	$28,566	$90	1.25%
Federal funds sold and securities borrowed or purchased under agreements to resell	263,564	457	0.70	266,070	448	0.68	244,914	327	0.53
Trading account assets	213,927	1,853	3.47	214,542	1,795	3.37	218,787	1,800	3.28
Debt securities (2)	314,299	2,966	3.78	311,136	3,173	4.09	279,231	2,921	4.18
Loans and leases (3):
Residential mortgage (4)	247,715	2,982	4.82	243,833	3,100	5.09	236,883	3,108	5.24
Home equity	148,219	1,537	4.15	152,536	1,586	4.20	150,704	1,613	4.26
Discontinued real estate	13,972	134	3.84	14,433	153	4.24	15,152	174	4.58
U.S. credit card	118,738	3,121	10.54	125,353	3,370	10.90	49,213	1,336	10.77
Non-U.S. credit card	27,706	854	12.37	29,872	906	12.30	21,680	605	11.08
Direct/Indirect consumer (5)	98,549	1,233	5.02	100,920	1,302	5.23	98,938	1,361	5.46
Other consumer (6)	2,958	46	6.32	3,002	48	6.35	3,177	50	6.33

Total consumer	657,857	9,907	6.03	669,949	10,465	6.30	575,747	8,247	5.70

U.S. commercial	195,144	2,005	4.12	202,662	1,970	3.94	207,050	2,090	4.01
Commercial real estate (7)	64,218	541	3.38	68,526	575	3.40	71,352	595	3.31
Commercial lease financing	21,271	261	4.90	21,675	304	5.60	21,769	273	5.04
Non-U.S. commercial	28,564	256	3.59	28,803	264	3.72	29,995	287	3.78

Total commercial	309,197	3,063	3.97	321,666	3,113	3.92	330,166	3,245	3.90

Total loans and leases	967,054	12,970	5.38	991,615	13,578	5.53	905,913	11,492	5.05

Other earning assets	121,205	994	3.29	122,097	1,053	3.50	130,487	1,222	3.72

Total earning assets (8)	1,910,790	19,310	4.05	1,933,060	20,108	4.19	1,807,898	17,852	3.93

Cash and cash equivalents (1)	209,686	106		196,911	92		230,618	130
Other assets, less allowance for loan and lease losses	373,956			386,619			392,508

Total assets	$2,494,432			$2,516,590			$2,431,024

Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$37,290	$43	0.46%	$35,126	$43	0.50%	$33,749	$54	0.63%
NOW and money market deposit accounts	442,262	372	0.34	416,110	341	0.33	392,212	388	0.39
Consumer CDs and IRAs	147,425	441	1.20	166,189	567	1.38	192,779	835	1.72
Negotiable CDs, public funds and other time deposits	17,355	59	1.36	19,763	63	1.31	31,758	82	1.04

Total U.S. interest-bearing deposits	644,332	915	0.57	637,188	1,014	0.65	650,498	1,359	0.83

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	19,751	36	0.72	18,424	32	0.71	16,132	30	0.75
Governments and official institutions	4,214	3	0.28	5,626	3	0.22	5,779	4	0.26
Time, savings and other	52,195	77	0.60	54,885	73	0.53	55,685	79	0.56

Total non-U.S. interest-bearing deposits	76,160	116	0.61	78,935	108	0.55	77,596	113	0.58

Total interest-bearing deposits	720,492	1,031	0.57	716,123	1,122	0.64	728,094	1,472	0.80

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	454,051	891	0.79	508,332	818	0.65	450,538	658	0.58
Trading account liabilities	100,021	715	2.87	90,134	660	2.97	83,118	591	2.82
Long-term debt	497,469	3,582	2.88	513,634	3,530	2.77	445,440	3,365	3.01

Total interest-bearing liabilities (8)	1,772,033	6,219	1.41	1,828,223	6,130	1.35	1,707,190	6,086	1.42

Noninterest-bearing sources:
Noninterest-bearing deposits	271,123			264,892			267,066
Other liabilities	217,815			193,584			206,169
Shareholders’ equity	233,461			229,891			250,599

Total liabilities and shareholders’ equity	$2,494,432			$2,516,590			$2,431,024

Net interest spread			2.64%			2.84%			2.51%
Impact of noninterest-bearing sources			0.10			0.08			0.08

Net interest income/yield on earning assets (1)		$13,091	2.74%		$13,978	2.92%		$11,766	2.59%

For footnotes, see page 130.

Bank of America 2010     131

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
Assets in Custody – Consist largely of custodial and non-discretionary trust assets excluding brokerage assets administered for clients. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.
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
Client Deposits – Includes GWIM client deposit accounts representing both consumer and commercial demand, regular savings, time, money market, sweep and non-U.S. accounts.
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
Interest-only Strip – A residual interest in a securitization trust representing the right to receive future net cash flows from securitized assets after payments to third-party investors and net credit losses. These arise when assets are transferred to a SPE as part of an asset securitization transaction qualifying for sale treatment under GAAP.
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
Purchased Credit-impaired (PCI) Loan – A loan purchased as an individual loan, in a portfolio of loans or in a business combination with evidence of deterioration in credit quality since origination for which it is probable, upon

132     Bank of America 2010

acquisition, that the investor will be unable to collect all contractually required payments. These loans are written down to fair value at the acquisition date.
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
Subprime Loans – Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, the Corporation defines subprime loans as specific product offerings for higher risk borrowers, including individuals with one or a combination of high credit risk factors, such as low FICO scores, high debt to income ratios and inferior payment history.
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
Troubled Debt Restructurings (TDRs) – Loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. TDRs are generally reported as nonperforming loans and leases while on nonaccrual status. TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which they are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives.
Value-at-Risk (VaR) – A VaR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. VaR is a key statistic used to measure and manage market risk.

Bank of America 2010     133

Acronyms

ABS	Asset-backed securities

AFS	Available-for-sale

ALM	Asset and liability management

ALMRC	Asset Liability Market Risk Committee

ARM	Adjustable-rate mortgage

ARS	Auction rate securities

BPS	Basis points

CDO	Collateralized debt obligation

CES	Common Equivalent Securities

CMBS	Commercial mortgage-backed securities

CMO	Collateralized mortgage obligation

CRA	Community Reinvestment Act

CRC	Credit Risk Committee

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FFIEC	Federal Financial Institutions Examination Council

FHA	Federal Housing Administration

FHLMC	Freddie Mac

FICC	Fixed income, currencies and commodities

FICO	Fair Isaac Corporation (credit score)

FNMA	Fannie Mae

FSA	Financial Services Authority

FTE	Fully taxable-equivalent

GAAP	Generally accepted accounting principles in the United States of America

GNMA	Government National Mortgage Association

GRC	Global Markets Risk Committee

GSE	Government-sponsored enterprise

HAFA	Home Affordable Foreclosure Alternatives

IPO	Initial public offering

LHFS	Loans held-for-sale

LIBOR	London InterBank Offered Rate

MBS	Mortgage-backed securities

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan statistical area

OCI	Other comprehensive income

OTC	Over-the-counter

OTTI	Other-than-temporary impairment

PCI	Purchased credit-impaired

PPI	Payment protection insurance

QSPE	Qualifying special purpose entity

RMBS	Residential mortgage-backed securities

ROC	Risk Oversight Committee

ROTE	Return on average tangible shareholders’ equity

SBLCs	Standby letters of credit

SEC	Securities and Exchange Commission

SPE	Special purpose entity

VA	Veterans Affairs

VIE	Variable interest entity

134     Bank of America 2010

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management beginning on page 100 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.
The Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.

Brian T. Moynihan
Chief Executive Officer and President

Charles H. Noski
Chief Financial Officer and Executive Vice President

Bank of America 2010     135

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bank of America Corporation:
In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Charlotte, North Carolina
February 25, 2011

136     Bank of America 2010

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2010	2009	2008
Interest income
Loans and leases	$50,996	$48,703	$56,017
Debt securities	11,667	12,947	13,146
Federal funds sold and securities borrowed or purchased under agreements to resell	1,832	2,894	3,313
Trading account assets	6,841	7,944	9,057
Other interest income	4,161	5,428	4,151

Total interest income	75,497	77,916	85,684

Interest expense
Deposits	3,997	7,807	15,250
Short-term borrowings	3,699	5,512	12,362
Trading account liabilities	2,571	2,075	2,774
Long-term debt	13,707	15,413	9,938

Total interest expense	23,974	30,807	40,324

Net interest income	51,523	47,109	45,360
Noninterest income
Card income	8,108	8,353	13,314
Service charges	9,390	11,038	10,316
Investment and brokerage services	11,622	11,919	4,972
Investment banking income	5,520	5,551	2,263
Equity investment income	5,260	10,014	539
Trading account profits (losses)	10,054	12,235	(5,911)
Mortgage banking income	2,734	8,791	4,087
Insurance income	2,066	2,760	1,833
Gains on sales of debt securities	2,526	4,723	1,124
Other income (loss)	2,384	(14)	(1,654)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(2,174)	(3,508)	(3,461)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	1,207	672	–

Net impairment losses recognized in earnings on available-for-sale debt securities	(967)	(2,836)	(3,461)

Total noninterest income	58,697	72,534	27,422

Total revenue, net of interest expense	110,220	119,643	72,782

Provision for credit losses	28,435	48,570	26,825

Noninterest expense
Personnel	35,149	31,528	18,371
Occupancy	4,716	4,906	3,626
Equipment	2,452	2,455	1,655
Marketing	1,963	1,933	2,368
Professional fees	2,695	2,281	1,592
Amortization of intangibles	1,731	1,978	1,834
Data processing	2,544	2,500	2,546
Telecommunications	1,416	1,420	1,106
Other general operating	16,222	14,991	7,496
Goodwill impairment	12,400	–	–
Merger and restructuring charges	1,820	2,721	935

Total noninterest expense	83,108	66,713	41,529

Income (loss) before income taxes	(1,323)	4,360	4,428
Income tax expense (benefit)	915	(1,916)	420

Net income (loss)	$(2,238)	$6,276	$4,008

Preferred stock dividends and accretion	1,357	8,480	1,452

Net income (loss) applicable to common shareholders	$(3,595)	$(2,204)	$2,556

Per common share information
Earnings (loss)	$(0.37)	$(0.29)	$0.54
Diluted earnings (loss)	(0.37)	(0.29)	0.54
Dividends paid	0.04	0.04	2.24

Average common shares issued and outstanding (in thousands)	9,790,472	7,728,570	4,592,085

Average diluted common shares issued and outstanding (in thousands)	9,790,472	7,728,570	4,596,428

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2010     137

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2010	2009
Assets
Cash and cash equivalents	$108,427	$121,339
Time deposits placed and other short-term investments	26,433	24,202
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $78,599 and $57,775 measured at fair value and $209,249 and $189,844 pledged as collateral)	209,616	189,933
Trading account assets (includes $28,093 and $30,921 pledged as collateral)	194,671	182,206
Derivative assets	73,000	87,622
Debt securities:
Available-for-sale (includes $99,925 and $122,708 pledged as collateral)	337,627	301,601
Held-to-maturity, at cost (fair value – $427 and $9,684)	427	9,840

Total debt securities	338,054	311,441

Loans and leases (includes $3,321 and $4,936 measured at fair value and $91,730 and $118,113 pledged as collateral)	940,440	900,128
Allowance for loan and lease losses	(41,885)	(37,200)

Loans and leases, net of allowance	898,555	862,928

Premises and equipment, net	14,306	15,500
Mortgage servicing rights (includes $14,900 and $19,465 measured at fair value)	15,177	19,774
Goodwill	73,861	86,314
Intangible assets	9,923	12,026
Loans held-for-sale (includes $25,942 and $32,795 measured at fair value)	35,058	43,874
Customer and other receivables	85,704	81,996
Other assets (includes $70,531 and $55,909 measured at fair value)	182,124	191,077

Total assets	$2,264,909	$2,230,232

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)

Trading account assets	$19,627
Derivative assets	2,027
Available-for-sale debt securities	2,601
Loans and leases	145,469
Allowance for loan and lease losses	(8,935)

Loans and leases, net of allowance	136,534

Loans held-for-sale	1,953
All other assets	7,086

Total assets of consolidated VIEs	$169,828

See accompanying Notes to Consolidated Financial Statements.

138     Bank of America 2010

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

	December 31
(Dollars in millions)	2010	2009
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$285,200	$269,615
Interest-bearing (includes $2,732 and $1,663 measured at fair value)	645,713	640,789
Deposits in non-U.S. offices:
Noninterest-bearing	6,101	5,489
Interest-bearing	73,416	75,718

Total deposits	1,010,430	991,611

Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $37,424 and $37,325 measured at fair value)	245,359	255,185
Trading account liabilities	71,985	65,432
Derivative liabilities	55,914	50,661
Commercial paper and other short-term borrowings (includes $7,178 and $1,520 measured at fair value)	59,962	69,524
Accrued expenses and other liabilities (includes $33,229 and $18,308 measured at fair value and $1,188 and $1,487 of reserve for unfunded lending commitments)	144,580	127,854
Long-term debt (includes $50,984 and $45,451 measured at fair value)	448,431	438,521

Total liabilities	2,036,661	1,998,788

Commitments and contingencies (Note 8 – Securitizations and Other Variable Interest Entities, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,943,660 and 5,246,660 shares	16,562	37,208
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 and 10,000,000,000 shares; issued and outstanding – 10,085,154,806 and 8,650,243,926 shares	150,905	128,734
Retained earnings	60,849	71,233
Accumulated other comprehensive income (loss)	(66)	(5,619)
Other	(2)	(112)

Total shareholders’ equity	228,248	231,444

Total liabilities and shareholders’ equity	$2,264,909	$2,230,232

Liabilities of consolidated VIEs included in total liabilities above

Commercial paper and other short-term borrowings (includes $706 of non-recourse liabilities)	$6,742
Long-term debt (includes $66,309 of non-recourse debt)	71,013
All other liabilities (includes $382 of non-recourse liabilities)	9,141

Total liabilities of consolidated VIEs	$86,896

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2010     139

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

		Common Stock and
		Additional Paid-in
		Capital			Accumulated
					Other		Total
	Preferred			Retained	Comprehensive		Shareholders’	Comprehensive
(Dollars in millions, shares in thousands)	Stock	Shares	Amount	Earnings	Income (Loss)	Other	Equity	Income (Loss)
Balance, December 31, 2007	$4,409	4,437,885	$60,328	$81,393	$1,129	$(456)	$146,803
Net income				4,008			4,008	$4,008
Net change in available-for-sale debt and marketable equity securities					(8,557)		(8,557)	(8,557)
Net change in derivatives					944		944	944
Employee benefit plan adjustments					(3,341)		(3,341)	(3,341)
Net change in foreign currency translation adjustments					(1,000)		(1,000)	(1,000)
Dividends paid:
Common				(10,256)			(10,256)
Preferred				(1,272)			(1,272)
Issuance of preferred stock and stock warrants	33,242		1,500				34,742
Stock issued in acquisition		106,776	4,201				4,201
Issuance of common stock		455,000	9,883				9,883
Common stock issued under employee plans and related tax effects		17,775	854			43	897
Other	50			(50)			–

Balance, December 31, 2008	37,701	5,017,436	76,766	73,823	(10,825)	(413)	177,052	(7,946)

Cumulative adjustment for accounting change – Other-than-temporary impairments on debt securities				71	(71)		–	(71)
Net income				6,276			6,276	6,276
Net change in available-for-sale debt and marketable equity securities					3,593		3,593	3,593
Net change in derivatives					923		923	923
Employee benefit plan adjustments					550		550	550
Net change in foreign currency translation adjustments					211		211	211
Dividends paid:
Common				(326)			(326)
Preferred				(4,537)			(4,537)
Issuance of preferred stock and stock warrants	26,800		3,200				30,000
Repayment of preferred stock	(41,014)			(3,986)			(45,000)
Issuance of Common Equivalent Securities	19,244						19,244
Stock issued in acquisition	8,605	1,375,476	20,504				29,109
Issuance of common stock		1,250,000	13,468				13,468
Exchange of preferred stock	(14,797)	999,935	14,221	576			–
Common stock issued under employee plans and related tax effects		7,397	575			308	883
Other	669			(664)		(7)	(2)

Balance, December 31, 2009	37,208	8,650,244	128,734	71,233	(5,619)	(112)	231,444	11,482

Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities				(6,154)	(116)		(6,270)	(116)
Credit-related notes				(229)	229		–	229
Net loss				(2,238)			(2,238)	(2,238)
Net change in available-for-sale debt and marketable equity securities					5,759		5,759	5,759
Net change in derivatives					(701)		(701)	(701)
Employee benefit plan adjustments					145		145	145
Net change in foreign currency translation adjustments					237		237	237
Dividends paid:
Common				(405)			(405)
Preferred				(1,357)			(1,357)
Common stock issued under employee plans and related tax effects		98,557	1,385			103	1,488
Mandatory convertible preferred stock conversion	(1,542)	50,354	1,542				–
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244				–
Other	140			(1)		7	146

Balance, December 31, 2010	$16,562	10,085,155	$150,905	$60,849	$(66)	$(2)	$228,248	$3,315

See accompanying Notes to Consolidated Financial Statements.

140     Bank of America 2010

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2010	2009	2008
Operating activities
Net income (loss)	$(2,238)	$6,276	$4,008
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for credit losses	28,435	48,570	26,825
Goodwill impairment charges	12,400	–	–
Gains on sales of debt securities	(2,526)	(4,723)	(1,124)
Depreciation and premises improvements amortization	2,181	2,336	1,485
Amortization of intangibles	1,731	1,978	1,834
Deferred income tax expense (benefit)	608	370	(5,801)
Net (increase) decrease in trading and derivative instruments	20,775	59,822	(16,973)
Net (increase) decrease in other assets	5,213	28,553	(6,391)
Net increase (decrease) in accrued expenses and other liabilities	14,069	(16,601)	(8,885)
Other operating activities, net	1,946	3,150	9,056

Net cash provided by operating activities	82,594	129,731	4,034

Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	(2,154)	19,081	2,203
Net (increase) decrease in federal funds sold and securities borrowed or purchased under agreements to resell	(19,683)	31,369	53,723
Proceeds from sales of available-for-sale debt securities	100,047	164,155	120,972
Proceeds from paydowns and maturities of available-for-sale debt securities	70,868	59,949	26,068
Purchases of available-for-sale debt securities	(199,159)	(185,145)	(184,232)
Proceeds from maturities of held-to-maturity debt securities	11	2,771	741
Purchases of held-to-maturity debt securities	(100)	(3,914)	(840)
Proceeds from sales of loans and leases	8,046	7,592	52,455
Other changes in loans and leases, net	(2,550)	21,257	(69,574)
Net purchases of premises and equipment	(987)	(2,240)	(2,098)
Proceeds from sales of foreclosed properties	3,107	1,997	1,187
Cash received upon acquisition, net	–	31,804	6,650
Cash received due to impact of adoption of new consolidation guidance	2,807	–	–
Other investing activities, net	9,400	9,249	(10,185)

Net cash provided by (used in) investing activities	(30,347)	157,925	(2,930)

Financing activities
Net increase in deposits	36,598	10,507	14,830
Net decrease in federal funds purchased and securities loaned or sold under agreements to repurchase	(9,826)	(62,993)	(34,529)
Net decrease in commercial paper and other short-term borrowings	(31,698)	(126,426)	(33,033)
Proceeds from issuance of long-term debt	52,215	67,744	43,782
Retirement of long-term debt	(110,919)	(101,207)	(35,072)
Proceeds from issuance of preferred stock	–	49,244	34,742
Repayment of preferred stock	–	(45,000)	–
Proceeds from issuance of common stock	–	13,468	10,127
Cash dividends paid	(1,762)	(4,863)	(11,528)
Excess tax benefits on share-based payments	–	–	42
Other financing activities, net	5	(42)	(56)

Net cash used in financing activities	(65,387)	(199,568)	(10,695)

Effect of exchange rate changes on cash and cash equivalents	228	394	(83)

Net increase (decrease) in cash and cash equivalents	(12,912)	88,482	(9,674)
Cash and cash equivalents at January 1	121,339	32,857	42,531

Cash and cash equivalents at December 31	$108,427	$121,339	$32,857

Supplemental cash flow disclosures
Interest paid	$21,166	$37,602	$36,387
Income taxes paid	1,465	2,964	4,816
Income taxes refunded	(7,783)	(31)	(116)

During 2010, the Corporation sold First Republic Bank in a non-cash transaction that reduced assets and liabilities by $19.5 billion and $18.1 billion.
The Corporation securitized $2.4 billion, $14.0 billion and $26.1 billion of residential mortgage loans into mortgage-backed securities which were retained by the Corporation during 2010, 2009 and 2008, respectively.
During 2009, the Corporation exchanged $14.8 billion of preferred stock by issuing approximately 1.0 billion shares of common stock valued at $11.5 billion.
During 2009, the Corporation exchanged credit card loans of $8.5 billion and the related allowance for loan and lease losses of $750 million for a $7.8 billion held-to-maturity debt security that was issued by the Corporation’s U.S. credit card securitization trust and retained by the Corporation.
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
The acquisition-date fair values of non-cash assets acquired and liabilities assumed in the Countrywide Financial Corporation (Countrywide) acquisition were $157.4 billion and $157.8 billion.
Approximately 107 million shares of common stock, valued at approximately $4.2 billion were issued in connection with the Countrywide acquisition.

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2010     141

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 Summary of Significant Accounting Principles
Bank of America Corporation (collectively with its subsidiaries, the Corporation), a financial holding company, provides a diverse range of financial services and products throughout the U.S. and in certain international markets. The term “the Corporation” as used herein may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates.
The Corporation conducts its activities through banking and nonbanking subsidiaries. On January 1, 2009, the Corporation acquired Merrill Lynch & Co., Inc. (Merrill Lynch) in exchange for common and preferred stock with a value of $29.1 billion. The Corporation operates its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A.) and FIA Card Services, N.A. In connection with certain acquisitions including Merrill Lynch, the Corporation acquired banking subsidiaries that have been merged into Bank of America, N.A. with no impact on the Consolidated Financial Statements of the Corporation.

Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Corporation became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies for which it owns a voting interest of 20 percent to 50 percent and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting or at fair value under the fair value option. These investments are included in other assets. Equity method investments are subject to impairment testing and the Corporation’s proportionate share of income or loss is included in equity investment income.
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

New Accounting Pronouncements
In March 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting. In addition, the guidance extends the current disclosure requirements for credit derivatives to all securities with potential embedded derivative features regardless of the accounting treatment. This new accounting guidance was effective on July 1, 2010. Upon adoption, companies may elect the fair value option for any beneficial interests, including those that would otherwise require bifurcation under the new guidance. In connection with the adoption of the guidance on July 1, 2010, the Corporation elected the fair value option for $629 million of AFS debt securities, principally collateralized debt obligations (CDOs), that otherwise may be subject to bifurcation under the new guidance. In connection with this election, the Corporation recorded a $229 million charge to retained earnings on July 1, 2010 as an after-tax adjustment to reclassify the net unrealized loss on these AFS debt securities from accumulated other comprehensive income (OCI) to retained earnings and they were reclassified to trading account assets. The Corporation did not bifurcate any securities as a result of adopting the new accounting guidance. The additional disclosures required by this new guidance are included in Note 4 – Derivatives.
On January 1, 2010, the Corporation adopted new FASB accounting guidance on transfers of financial assets and consolidation of VIEs. This new accounting guidance revised sale accounting criteria for transfers of financial assets, eliminated the concept of and accounting for qualifying special purpose entities (QSPEs) and significantly changed the criteria for consolidation of a VIE. The adoption of this new accounting guidance resulted in the consolidation of certain VIEs that previously were QSPEs and VIEs that were not recorded on the Corporation’s Consolidated Balance Sheet prior to January 1, 2010. The adoption of this new accounting guidance resulted in a net incremental increase in assets of $100.4 billion and a net increase in liabilities of $106.7 billion. These amounts are net of retained interests in securitizations held on the Consolidated Balance Sheet at December 31, 2009 and net of a $10.8 billion increase in the allowance for loan and lease losses. The Corporation recorded a $6.2 billion charge, net-of-tax, to retained earnings on January 1, 2010 for the cumulative effect of the adoption of this new accounting guidance, which resulted principally from an increase in the allowance for loan and lease losses related to the newly consolidated loans, and a $116 million charge to accumulated OCI. Initial recording of these assets, related allowance and liabilities on the Corporation’s Consolidated Balance Sheet had no impact at the date of adoption on the consolidated results of operations.
On January 1, 2010, the Corporation adopted, on a prospective basis, new FASB accounting guidance stating that troubled debt restructuring (TDR) accounting cannot be applied to individual loans within purchased credit-impaired (PCI) loan pools. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank.

Securities Financing Agreements
Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase (securities financing agreements) are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired or sold plus accrued interest, except for certain securities financing agreements that the Corporation accounts for under the fair value option. Changes in the fair value of securities financing agreements that are accounted for under the fair value option are recorded in other income (loss). For more

142     Bank of America 2010

information on securities financing agreements that the Corporation accounts for under the fair value option, see Note 23 – Fair Value Option.
The Corporation’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily and the Corporation may require counterparties to deposit additional collateral or may return collateral pledged when appropriate. Securities financing agreements give rise to negligible credit risk as a result of these collateral provisions, and accordingly, no allowance for loan losses is considered necessary.
Substantially all repurchase and resale activities are transacted under master repurchase agreements which give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the Consolidated Balance Sheet where it has such a master agreement and the transactions have the same maturity date.
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
In repurchase transactions, typically, the termination date for a repurchase agreement is before the maturity date of the underlying security. However, in certain situations, the Corporation may enter into repurchase agreements where the termination date of the repurchase transaction is the same as the maturity date of the underlying security and these transactions are referred to as “repo-to-maturity” (RTM) transactions. The Corporation enters into RTM transactions only for high quality, very liquid securities such as U.S. Department of the Treasury (U.S. Treasury) securities or securities issued by government-sponsored enterprises (GSE). The Corporation accounts for RTM transactions as sales in accordance with applicable accounting guidance, and accordingly, removes the securities from the Consolidated Balance Sheet and recognizes a gain or loss in the Consolidated Statement of Income. At December 31, 2010, the Corporation had no outstanding RTM transactions compared to $6.5 billion at December 31, 2009, that had been accounted for as sales.

Collateral
The Corporation accepts collateral that it is permitted by contract or custom to sell or repledge and such collateral is recorded on the Consolidated Balance Sheet. At December 31, 2010 and 2009, the fair value of this collateral was $401.7 billion and $418.2 billion of which $257.6 billion and $310.2 billion were sold or repledged. The primary sources of this collateral are repurchase agreements and securities borrowed. The Corporation also pledges securities and loans as collateral in transactions that include repurchase agreements, securities loaned, public and trust deposits, U.S. Treasury tax and loan notes, and other short-term borrowings. This collateral can be sold or repledged by the counterparties to the transactions.
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

Derivatives and Hedging Activities
Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. Derivatives utilized by the Corporation include swaps, financial futures and forward settlement contracts, and option contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial futures and forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a date in the future. Option agreements can be transacted on organized exchanges or directly between parties.
All derivatives are recorded on the Consolidated Balance Sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.
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
Derivatives used as economic hedges, because either they did not qualify for or were not designated as an accounting hedge, are also included in derivative assets or derivative liabilities. Changes in the fair value of

Bank of America 2010     143

derivatives that serve as economic hedges of mortgage servicing rights (MSRs), interest rate lock commitments (IRLCs) and first mortgage loans held-for-sale (LHFS) that are originated by the Corporation are recorded in mortgage banking income. Changes in the fair value of derivatives that serve as asset and liability management (ALM) economic hedges are recorded in other income (loss). Credit derivatives used by the Corporation as economic hedges do not qualify as accounting hedges despite being effective economic hedges, and changes in the fair value of these derivatives are included in other income (loss).

Derivatives Used For Hedge Accounting Purposes (Accounting Hedges)
For accounting hedges, the Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Corporation primarily uses regression analysis at the inception of a hedge and for each reporting period thereafter to assess whether the derivative used in a hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of a hedged item. The Corporation discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.
The Corporation uses its accounting hedges as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Corporation manages interest rate and foreign currency exchange rate sensitivity predominantly through the use of derivatives. Fair value hedges are used to protect against changes in the fair value of the Corporation’s assets and liabilities that are attributable to interest rate or foreign exchange volatility. Cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuations. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are hedged is 26 years, with a substantial portion of the hedged transactions being less than 10 years. For open or future cash flow hedges, the maximum length of time over which forecasted transactions are or will be hedged is less than seven years.
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
In estimating the fair value of an IRLC, the Corporation assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised and the passage of time. Changes from the expected future cash flows related to the customer relationship are excluded from the valuation of IRLCs.
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

Securities
Debt securities are recorded on the Consolidated Balance Sheet as of the trade date and classified based on management’s intention on the date of purchase. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity (HTM) and reported at amortized cost. Debt securities that are bought and held principally for the purpose of resale in the near term are classified as trading and are carried at fair value with unrealized gains and losses included in trading account profits (losses). Other debt securities are classified as AFS and carried at fair value with net unrealized gains and losses included in accumulated OCI on an after-tax basis. In addition, credit-related notes, which include investments in securities issued by CDOs, collateralized loan obligations (CLOs) and credit-linked note vehicles, are classified as trading securities.
The Corporation regularly evaluates each AFS and HTM debt security where the value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. In determining whether an impairment is other-than-temporary, the Corporation considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Corporation either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. Beginning in 2009, under new accounting guidance for impairments of debt securities that are deemed to be other-than-temporary, the credit component of an other-than-temporary impairment (OTTI) loss is recognized in earnings and the non-credit component is recognized in accumulated OCI in situations where the Corporation does not intend to sell the security and it is not more-likely-than-not that the Corporation will be required to sell the security prior to recovery. Prior to January 1, 2009, unrealized losses, both the credit and non-credit components, on AFS debt securities that were deemed to be other-than-temporary were included in current-period earnings. If there is an OTTI on any individual security classified as HTM, the

144     Bank of America 2010

Corporation writes down the security to fair value with a corresponding charge to other income (loss).
Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Realized gains and losses from the sales of debt securities, which are included in gains (losses) on sales of debt securities, are determined using the specific identification method.
Marketable equity securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Marketable equity securities that are bought and held principally for the purpose of resale in the near term are classified as trading and are carried at fair value with unrealized gains and losses included in trading account profits (losses). Other marketable equity securities are accounted for as AFS and classified in other assets. All AFS marketable equity securities are carried at fair value with net unrealized gains and losses included in accumulated OCI on an after-tax basis. If there is an other-than-temporary decline in the fair value of any individual AFS marketable equity security, the Corporation reclassifies the associated net unrealized loss out of accumulated OCI with a corresponding charge to equity investment income. Dividend income on AFS marketable equity securities is included in equity investment income. Realized gains and losses on the sale of all AFS marketable equity securities, which are recorded in equity investment income, are determined using the specific identification method.
Equity investments without readily determinable fair values are recorded in other assets. Impairment testing is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.
Certain equity investments held by Global Principal Investments, the Corporation’s diversified equity investor in private equity, real estate and other alternative investments, are subject to investment company accounting under applicable accounting guidance, and accordingly, are carried at fair value with changes in fair value reported in equity investment income. These investments are included in other assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using methodologies that include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors that may influence changes in fair value include but are not limited to recapitalizations, subsequent rounds of financing and offerings in the equity or debt capital markets. For fund investments, the Corporation generally records the fair value of its proportionate interest in the fund’s capital as reported by the funds’ respective managers.
Other investments held by Global Principal Investments are accounted for under either the equity method or at cost, depending on the Corporation’s ownership interest, and are reported in other assets.

Loans and Leases
Loans measured at historical cost are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. The Corporation elects to account for certain loans under the fair value option with changes in fair value reported in mortgage banking income for residential mortgage loans and other income for commercial loans.

The FASB issued new disclosure guidance, effective on a prospective basis for the Corporation’s 2010 year-end reporting, that addresses disclosure of loans and other financing receivables and the related allowance. The new accounting guidance defines a portfolio segment as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s portfolio segments are home loans, credit card and other consumer, and commercial. The classes within the home loans portfolio segment are residential mortgage, home equity and discontinued real estate. The classes within the credit card and other consumer portfolio segment are U.S. credit card, non-U.S. credit card, direct/indirect consumer and other consumer. The classes within the commercial portfolio segment are U.S. commercial, commercial real estate, commercial lease financing, non-U.S. commercial and U.S. small business commercial. Under this new accounting guidance, the allowance is presented by portfolio segment.

Purchased Credit-impaired Loans
The Corporation purchases loans with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (LTV) ratios, some of which are not immediately available as of the purchase date. The Corporation continues to evaluate this information and other credit-related information as it becomes available. Purchased loans are considered to be impaired if the Corporation does not expect to receive all contractually required cash flows due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.
The initial fair values for PCI loans are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected upon acquisition using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds.
Subsequent decreases to expected principal cash flows result in a charge to provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. Subsequent increases in expected principal cash flows result in a recovery of any previously recorded allowance for loan and lease losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. Changes in expected interest cash flows may result in reclassifications to/from the nonaccretable difference. Loan disposals, which may include sales of loans, receipt of payments in full from the borrower or foreclosure, result in removal of the loan from the PCI loan pool at its allocated carrying amount. Beginning on January 1, 2010, loans modified in a TDR remain within the PCI loan pools. Prior to January 1, 2010, TDRs were removed from the PCI loan pools.

Leases
The Corporation provides equipment financing to its customers through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments receivable plus estimated residual value of the

Bank of America 2010     145

leased property less unearned income. Leveraged leases, which are a form of financing leases, are carried net of nonrecourse debt. Unearned income on leveraged and direct financing leases is accreted to interest income over the lease terms using methods that approximate the interest method.

Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities. The allowance for loan and lease losses and the reserve for unfunded lending commitments exclude amounts for loans and unfunded lending commitments accounted for under the fair value option as the fair values of these instruments reflect a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable other than billed interest and fees on credit card receivables as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses represents the estimated probable credit losses in funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Credit exposures deemed to be uncollectible, excluding derivative assets, trading account assets and loans carried at fair value, are charged against these accounts. Cash recovered on previously charged off amounts is recorded as a recovery to these accounts. Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of these two components.
The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectability of those portfolios. The allowance on certain homogeneous consumer loan portfolios, which generally consist of consumer real estate within the home loans portfolio segment and credit card loans within the credit card and other consumer portfolio segment, is based on aggregated portfolio segment evaluations generally by product type. Loss forecast models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, bankruptcies, economic conditions and credit scores.
The Corporation’s home loans portfolio segment is comprised primarily of large groups of homogeneous consumer loans secured by residential real estate. The amount of losses incurred in the homogeneous loan pools is estimated based upon how many of the loans will default and the loss in the event of default. Using statistically valid modeling methodologies, the Corporation estimates how many of the homogeneous loans will default based on the individual loans’ attributes aggregated into pools of homogeneous loans with similar attributes. The attributes that are most significant to the probability of default and are used to estimate default include refreshed LTV or in the case of a subordinated lien, refreshed combined loan-to-value (CLTV), borrower credit score, months since origination (i.e., vintage) and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). This estimate is based on the Corporation’s historical experience with the loan portfolio. The estimate is adjusted to reflect an assessment of environmental factors not yet reflected in the historical data underlying the loss estimates, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default of a loan is based on an analysis of the movement of loans with the measured attributes from either current or each of the delinquency categories to default over a twelve-month period. Loans 90 or more days past due or those expected to migrate to 90 or more days past due within the twelve-month period are assigned a rate of default that measures the percentage of such loans that will default over their lives given the assumption that the condition causing the ultimate default presently exists as of the measurement date. On home equity loans where the Corporation holds only a second-lien position and foreclosure is not the best alternative, the loss severity is estimated at 100 percent.
The allowance on certain commercial loans (except business card and certain small business loans) is calculated using loss rates delineated by risk rating and product type. Factors considered when assessing loss rates include: the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. These statistical models are updated regularly for changes in economic and business conditions. Included in the analysis of consumer and commercial loan portfolios are reserves which are maintained to cover uncertainties that affect the Corporation’s estimate of probable losses including domestic and global economic uncertainty and large single name defaults.
The remaining commercial portfolios, including nonperforming commercial loans, as well as consumer real estate loans modified in a TDR, renegotiated credit card, unsecured consumer and small business loans are reviewed in accordance with applicable accounting guidance on impaired loans and TDRs. If necessary, a specific allowance is established for these loans if they are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement, and once a loan has been identified as impaired, management measures impairment. Impaired loans and TDRs are primarily measured based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate, excluding renegotiated and promotionally priced loans for the renegotiated TDR portfolio. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses unless these are consumer real estate loans that are solely dependent on the collateral for repayment, in which case the initial amount that exceeds the fair value of the collateral is charged off.
Generally, prior to performing a detailed property valuation including a walk-through of a property, the Corporation initially estimates the fair value of the collateral securing consumer loans that are solely dependent on the collateral for repayment using an automated valuation method (AVM). An AVM is a tool that estimates the value of a property by reference to market data including sales of comparable properties and price trends specific to the Metropolitan Statistical Area in which the property being valued is located. In the event that an AVM value is not available, the Corporation utilizes publicized indices or if these methods provide less reliable valuations, the Corporation uses appraisals or broker price opinions to estimate the fair value of the collateral. While there is inherent imprecision in these valuations, the Corporation believes that they are representative of the portfolio in the aggregate.
In addition to the allowance for loan and lease losses, the Corporation also estimates probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The reserve for unfunded lending commitments excludes commitments accounted for under the fair value option. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, utilization assumptions, current economic conditions, performance

146     Bank of America 2010

trends within the portfolio and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.
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

Nonperforming Loans and Leases, Charge-offs and Delinquencies
Nonperforming loans and leases generally include loans and leases that have been placed on nonaccrual status including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases.
In accordance with the Corporation’s policies, non-bankrupt credit card loans and unsecured consumer loans are charged off no later than the end of the month in which the account becomes 180 days past due. The outstanding balance of real estate-secured loans that is in excess of the estimated property value, less estimated costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due unless repayment of the loan is insured by the Federal Housing Administration (FHA). The estimated property value, less estimated costs to sell, is determined using the same process as described for impaired loans in the Allowance for Credit Losses section beginning on page 146. Personal property-secured loans are charged off no later than the end of the month in which the account becomes 120 days past due. Unsecured accounts in bankruptcy, including credit cards, are charged off 60 days after bankruptcy notification. For secured products, accounts in bankruptcy are written down to the collateral value, less cost to sell, by the end of the month in which the account becomes 60 days past due. Consumer credit card loans, consumer loans secured by personal property and unsecured consumer loans are not placed on nonaccrual status prior to charge-off and therefore are not reported as nonperforming loans. Real estate-secured loans are generally placed on nonaccrual status and classified as nonperforming at 90 days past due. However, consumer loans secured by real estate where repayments are insured by the FHA are not placed on nonaccrual status, and therefore, are not reported as nonperforming loans. Accrued interest receivable is reversed when a consumer loan is placed on nonaccrual status. Interest collections on nonaccruing consumer loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Consumer loans whose contractual terms have been modified in a TDR and are current at the time of restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on nonaccrual status and reported as nonperforming until there is sustained repayment performance for a reasonable period, generally six months. Consumer TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which the loans are returned to accrual status. In addition, if accruing consumer TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout the remaining lives of the loans.
Commercial loans and leases, excluding business card loans, that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status and classified as nonperforming unless well-secured and in the process of collection. Commercial loans and leases whose contractual terms have been modified in a TDR are placed on nonaccrual status and reported as nonperforming until the loans have performed for an adequate period of time under the restructured agreement, generally six months. Accruing commercial TDRs are reported as performing TDRs through the end of the calendar year in which the loans are returned to accrual status. In addition, if accruing commercial TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout the remaining lives of the loans. Accrued interest receivable is reversed when a commercial loan is placed on nonaccrual status. Interest collections on nonaccruing commercial loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans and leases may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Business card loans are charged off no later than the end of the month in which the account becomes 180 days past due or where 60 days have elapsed since receipt of notification of bankruptcy filing, whichever comes first. These loans are not placed on nonaccrual status prior to charge-off and therefore are not reported as nonperforming loans. Other commercial loans are generally charged off when all or a portion of the principal amount is determined to be uncollectible.
The entire balance of a consumer and commercial loan is contractually delinquent if the minimum payment is not received by the specified due date on the customer’s billing statement. Interest and fees continue to accrue on past due loans until the date the loan goes into nonaccrual status, if applicable.
PCI loans are recorded at fair value at the acquisition date. Although the PCI loans may be contractually delinquent, the Corporation does not classify these loans as nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan. In addition, reported net charge-offs exclude write-downs on PCI loan pools as the fair value already considers the estimated credit losses.

Loans Held-for-sale
Loans that are intended to be sold in the foreseeable future, including residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, are reported as LHFS and are carried at the lower of aggregate cost or fair value. The Corporation accounts for certain LHFS, including first mortgage LHFS, under the fair value option. Mortgage loan origination costs related to LHFS which the Corporation accounts for under the fair value option are recognized in noninterest expense when incurred. Mortgage loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans. LHFS that are on nonaccrual status and are reported as nonperforming, as defined in the policy above, are reported separately from nonperforming loans and leases.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. Estimated lives range up to 40 years for buildings, up to 12 years for furniture and

Bank of America 2010     147

equipment, and the shorter of lease term or estimated useful life for leasehold improvements.

Mortgage Servicing Rights
The Corporation accounts for consumer-related MSRs at fair value with changes in fair value recorded in mortgage banking income, while commercial-related and residential reverse mortgage MSRs are accounted for using the amortization method (i.e., lower of cost or market) with impairment recognized as a reduction in mortgage banking income. To reduce the volatility of earnings related to interest rate and market value fluctuations, certain securities and derivatives such as options and interest rate swaps may be used as economic hedges of the MSRs, but are not designated as accounting hedges. These economic hedges are carried at fair value with changes in fair value recognized in mortgage banking income.
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
The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as an exit price, meaning the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Balance Sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.
For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Variable Interest Entities
A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. Prior to January 1, 2010, the primary beneficiary was the entity that would absorb a majority of the economic risks and rewards of the VIE based on an analysis of projected probability-weighted cash flows. In accordance with the new accounting guidance on consolidation of VIEs and transfers of financial assets effective January 1, 2010, the Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. On a quarterly basis, the Corporation reassesses whether it has a controlling financial interest in and is the primary beneficiary of a VIE. The quarterly reassessment process considers whether the Corporation has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Corporation has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which the Corporation is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.
The Corporation primarily uses VIEs for its securitization activities, in which the Corporation transfers whole loans or debt securities into a trust or other vehicle such that the assets are legally isolated from the creditors of the Corporation. Assets held in a trust can only be used to settle obligations of the trust. The creditors of these trusts typically have no recourse to the Corporation except in accordance with the Corporation’s obligations under standard representations and warranties. Prior to 2010, securitization trusts typically met the definition of a QSPE and as such were not subject to consolidation.
When the Corporation is the servicer of whole loans held in a securitization trust, including non-agency residential mortgages, home equity loans, credit cards, automobile loans and student loans, the Corporation has the power to direct the most significant activities of the trust. The Corporation does not have the power to direct the most significant activities of a residential mortgage agency trust unless the Corporation holds substantially all of the issued securities and has the unilateral right to liquidate the trust. The power to direct the most significant activities of a commercial mortgage securitization trust is typically held by the special servicer or by the party holding specific subordinate securities which embody certain controlling rights. In accordance with the new accounting guidance, the Corporation consolidates a whole loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual

148     Bank of America 2010

arrangements, other than standard representations and warranties, that could potentially be significant to the trust.
The Corporation may also transfer trading account securities and AFS securities into municipal bond or resecuritization trusts. The Corporation consolidates a municipal bond or resecuritization trust if it has control over the ongoing activities of the trust such as the remarketing of the trust’s liabilities or, if there are no ongoing activities, sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains securities or has liquidity or other commitments that could potentially be significant to the trust. The Corporation does not consolidate a municipal bond or resecuritization trust if one or a limited number of third-party investors share responsibility for the design of the trust or have control over the significant activities of the trust through liquidation or other substantive rights.
Other VIEs used by the Corporation include commercial paper conduits, CDOs, investment vehicles created on behalf of customers and other investment vehicles. The Corporation consolidated all previously unconsolidated commercial paper conduits in accordance with the new accounting guidance on January 1, 2010. In its role as administrator, the Corporation has the power to determine which assets are held in the conduits and the Corporation manages the issuance of commercial paper. Through liquidity facilities, loss protection commitments and other arrangements, the Corporation has an obligation to absorb losses that could potentially be significant to the VIE.
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
The Corporation consolidates a customer or other investment vehicle if it has control over the initial design of the vehicle or manages the assets in the vehicle and also absorbs potentially significant gains or losses through an investment in the vehicle, derivative contracts or other arrangements. The Corporation does not consolidate an investment vehicle if a single investor controlled the initial design of the vehicle or manages the assets in the vehicles or if the Corporation does not have a variable interest that could potentially be significant to the vehicle.
Retained interests in securitized assets are initially recorded at fair value. Prior to 2010, retained interests were initially recorded at an allocated cost basis in proportion to the relative fair values of the assets sold and interests retained. In addition, the Corporation may invest in debt securities issued by unconsolidated VIEs. Quoted market prices are primarily used to obtain fair values of these debt securities, which are AFS debt securities or trading account assets. Generally, quoted market prices for retained residual interests are not available, therefore, the Corporation estimates fair values based on the present value of the associated expected future cash flows. This may require management to estimate credit losses, prepayment speeds, forward interest yield curves, discount rates and other factors that impact the value of retained interests. Retained residual interests in unconsolidated securitization trusts are classified in trading account assets or other assets with changes in fair value recorded in income. The Corporation may also enter into derivatives with unconsolidated VIEs, which are carried at fair value with changes in fair value recorded in income.

Fair Value
The Corporation measures the fair values of its financial instruments in accordance with accounting guidance that requires an entity to base fair value on exit price and maximize the use of observable inputs and minimize the use of unobservable inputs to determine the exit price. The Corporation categorizes its financial instruments, based on the priority of inputs to the valuation technique, into a three-level hierarchy, as described below. Trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, MSRs and certain other assets are carried at fair value in accordance with applicable accounting guidance. The Corporation has also elected to account for certain assets and liabilities under the fair value option, including certain corporate loans and loan commitments, LHFS, commercial paper and other short-term borrowings, securities financing agreements, asset-backed secured financings, long-term deposits and long-term debt. The following describes the three-level hierarchy.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts where value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage loans and certain LHFS.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. This category generally includes certain private equity investments and other principal investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (ABS), highly structured, complex or long-dated derivative contracts, certain LHFS, IRLCs and certain CDOs where independent pricing information cannot be obtained for a significant portion of the underlying assets.

Bank of America 2010     149

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
In addition, the Corporation has established unfunded supplemental benefit plans and supplemental executive retirement plans (SERPs) for selected officers of the Corporation and its subsidiaries that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. The Corporation’s current executive officers do not earn additional retirement income under SERPs. These plans are nonqualified under the Internal Revenue Code and assets used to fund benefit payments are not segregated from other assets of the Corporation; therefore, in general, a participant’s or beneficiary’s claim to benefits under these plans is as a general creditor. In addition, the Corporation has established several postretirement healthcare and life insurance benefit plans.

Accumulated Other Comprehensive Income
The Corporation records unrealized gains and losses on AFS debt and marketable equity securities, gains and losses on cash flow accounting hedges, unrecognized actuarial gains and losses, transition obligation and prior service costs on pension and postretirement plans, foreign currency translation adjustments and related hedges of net investments in foreign operations in accumulated OCI, net-of-tax. Unrealized gains and losses on AFS debt and marketable equity securities are reclassified to earnings as the gains or losses are realized upon sale of the securities. Unrealized losses on AFS securities deemed to represent OTTI are reclassified to earnings at the time of the impairment charge. Beginning in 2009, for AFS debt securities that the Corporation does not intend to sell or it is not more-likely-than-not that it will be required to sell, only the credit component of an unrealized loss is reclassified to earnings. Gains or losses on derivatives accounted for as cash flow hedges are reclassified to earnings when the hedged transaction affects earnings. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in foreign operations.

Earnings Per Common Share
Earnings per share (EPS) is computed by dividing net income (loss) allocated to common shareholders by the weighted-average common shares outstanding. Net income (loss) allocated to common shareholders represents net income (loss) applicable to common shareholders which is net income (loss) adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end, less income allocated to participating securities (see below for additional information). Diluted earnings (loss) per common share is computed by dividing income (loss) allocated to common shareholders by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.
On January 1, 2009, the Corporation adopted new accounting guidance on earnings per share that defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing EPS using the two-class method. The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends.
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

Foreign Currency Translation
Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For certain of the foreign operations, the functional currency is the local currency, in which case the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations. The resulting unrealized gains or losses as well as gains and losses from certain hedges, are reported as a component of accumulated OCI on an after-tax basis. When the foreign entity’s functional currency is determined to be the U.S. dollar, the resulting remeasurement currency gains or losses on foreign currency-denominated assets or liabilities are included in earnings.

Credit Card and Deposit Arrangements

Endorsing Organization Agreements
The Corporation contracts with other organizations to obtain their endorsement of the Corporation’s loan and deposit products. This endorsement may provide to the Corporation exclusive rights to market to the organization’s members or to customers on behalf of the Corporation. These organizations endorse the Corporation’s loan and deposit products and provide the Corporation with their mailing lists and marketing activities. These agreements generally have terms that range from two to five years. The Corporation typically pays royalties in exchange for the endorsement. Compensation costs related to the credit card agreements are recorded as contra-revenue in card income.

150     Bank of America 2010

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

Insurance Income and Insurance Expense
Property and casualty and credit life and disability premiums are generally recognized over the term of the policies on a pro-rata basis for all policies except for certain of the lender-placed auto insurance and the guaranteed auto protection (GAP) policies. For lender-placed auto insurance, premiums are recognized when collections become probable due to high cancellation rates experienced early in the life of the policy. For GAP insurance, revenue recognition is correlated to the exposure and accelerated over the life of the contract. Mortgage reinsurance premiums are recognized as earned. Insurance expense includes insurance claims, commissions and premium taxes, all of which are recorded in other general operating expense.

NOTE 2 Merger and Restructuring Activity

Merrill Lynch
On January 1, 2009, the Corporation acquired Merrill Lynch through its merger with a subsidiary of the Corporation in exchange for common and preferred stock with a value of $29.1 billion. Under the terms of the merger agreement, Merrill Lynch common shareholders received 0.8595 of a share of Bank of America Corporation common stock in exchange for each share of Merrill Lynch common stock. In addition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially identical terms. On October 15, 2010, the outstanding Merrill Lynch convertible preferred stock automatically converted into Bank of America Corporation common stock in accordance with its terms.
The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the Merrill Lynch acquisition date as summarized in the table below. Goodwill of $5.2 billion was calculated as the purchase premium after adjusting for the fair value of net assets acquired. No goodwill is deductible for federal income tax purposes. The goodwill was allocated principally to the Global Wealth & Investment Management (GWIM) and Global Banking & Markets (GBAM) business segments.

Merrill Lynch Purchase Price Allocation

(Dollars in billions, except per share amounts)
Purchase price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595

The Corporation’s common shares issued (in millions)	1,375
Purchase price per share of the Corporation’s common stock (1)	$14.08

Total value of the Corporation’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock	8.6
Fair value of outstanding employee stock awards	1.1

Total purchase price	$29.1
Allocation of the purchase price
Merrill Lynch stockholders’ equity	19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Derivatives and securities	(2.1)
Loans	(6.1)
Intangible assets (2)	5.4
Other assets/liabilities	(0.7)
Long-term debt	16.0

Pre-tax total adjustments	12.5
Deferred income taxes	(5.9)

After-tax total adjustments	6.6

Fair value of net assets acquired	23.9

Goodwill resulting from the Merrill Lynch acquisition	$5.2

(1)	The value of the shares of common stock exchanged with Merrill Lynch shareholders was based upon the closing price of the Corporation’s common stock at December 31, 2008, the last trading day prior to the date of acquisition.
(2)	Consists of trade name of $1.5 billion and customer relationship and core deposit intangibles of $3.9 billion. The amortization life is 10 years for the customer relationship and core deposit intangibles which are primarily amortized on a straight-line basis.

Bank of America 2010     151

Condensed Statement of Net Assets Acquired
The following condensed statement of net assets acquired reflects the values assigned to Merrill Lynch’s net assets as of the acquisition date.

(Dollars in billions)	January 1, 2009
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$138.8
Trading account assets	87.7
Derivative assets	96.4
Investment securities	70.5
Loans and leases	55.9
Intangible assets	5.4
Other assets	195.3

Total assets	$650.0

Liabilities
Deposits	$98.1
Federal funds purchased and securities loaned or sold under agreements to repurchase	111.6
Trading account liabilities	18.1
Derivative liabilities	72.0
Commercial paper and other short-term borrowings	37.9
Accrued expenses and other liabilities	99.5
Long-term debt	188.9

Total liabilities	626.1

Fair value of net assets acquired	$23.9

Contingencies
The fair value of net assets acquired includes certain contingent liabilities that were recorded as of the acquisition date. Merrill Lynch has been named as a defendant in various pending legal actions and proceedings arising in connection with its activities as a global diversified financial services institution. Some of these legal actions and proceedings include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Merrill Lynch is also involved in investigations and/or proceedings by governmental and self-regulatory agencies. Due to the number of variables and assumptions involved in assessing the possible outcome of these legal actions, sufficient information did not exist as of the acquisition date to reasonably estimate the fair value of these contingent liabilities. As such, these contingences have been measured in accordance with applicable accounting guidance which states that a loss is recognized when it is probable of occurring and the loss amount can be reasonably estimated. For further information, see Note 14 – Commitments and Contingencies.

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

The table below presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges.

(Dollars in millions)	2010	2009	2008
Severance and employee-related charges	$455	$1,351	$138
Systems integrations and related charges	1,137	1,155	640
Other	228	215	157

Total merger and restructuring charges	$1,820	$2,721	$935

Included for 2010 are merger-related charges of $1.6 billion related to the Merrill Lynch acquisition and $202 million related to the July 1, 2008 acquisition of Countrywide Financial Corporation (Countrywide). Included for 2009 are merger-related charges of $1.8 billion related to the Merrill Lynch acquisition, $843 million related to the Countrywide acquisition and $97 million related to earlier acquisitions. Included for 2008 are merger-related charges of $205 million related to the Countrywide acquisition and $730 million related to earlier acquisitions.
During 2010, $1.6 billion in merger-related charges for the Merrill Lynch acquisition included $426 million for severance and other employee-related costs, $975 million for systems integration costs and $217 million in other merger-related costs. In 2009, the $1.8 billion in merger-related charges for the Merrill Lynch acquisition included $1.2 billion for severance and other employee-related costs, $480 million for systems integration costs and $129 million in other merger-related costs.
The table below presents the changes in exit cost and restructuring reserves for 2010 and 2009. Exit cost reserves were established in purchase accounting resulting in an increase in goodwill. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the total merger and restructuring charges in the table above. Exit costs were not recorded in purchase accounting for the Merrill Lynch acquisition in accordance with new accounting guidance on business combinations which was effective January 1, 2009.

	Exit Cost Reserves		Restructuring Reserves
(Dollars in millions)	2010	2009	2010	2009
Balance, January 1	$112	$523	$403	$86
Exit costs and restructuring charges:
Merrill Lynch	n/a	n/a	375	949
Countrywide	(18)	–	54	191
Other	(9)	(24)	–	(6)
Cash payments and other	(70)	(387)	(496)	(817)

Balance, December 31	$15	$112	$336	$403

n/a = not applicable

At December 31, 2009, there were $403 million of restructuring reserves related to the Merrill Lynch and Countrywide acquisitions for severance and other employee-related costs. During 2010, $429 million was added to the restructuring reserves related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Cash payments and other of $496 million during 2010 were related to severance and other employee-related costs primarily associated with the Merrill Lynch acquisition. Payments associated with the Countrywide acquisition are expected to continue into 2011, while Merrill Lynch related payments are anticipated to continue into 2012. At December 31, 2010, restructuring reserves of $336 million related principally to Merrill Lynch.

152     Bank of America 2010

NOTE 3 Trading Account Assets and Liabilities
The table below presents the components of trading account assets and liabilities at December 31, 2010 and 2009.

	December 31
(Dollars in millions)	2010	2009
Trading account assets
U.S. government and agency securities (1)	$60,811	$44,585
Corporate securities, trading loans and other	49,352	57,009
Equity securities	32,129	33,562
Non-U.S. sovereign debt	33,523	28,143
Mortgage trading loans and asset-backed securities	18,856	18,907

Total trading account assets	$194,671	$182,206

Trading account liabilities
U.S. government and agency securities	$29,340	$26,519
Equity securities	15,482	18,407
Non-U.S. sovereign debt	15,813	12,897
Corporate securities and other	11,350	7,609

Total trading account liabilities	$71,985	$65,432

(1)	Includes $29.7 billion and $23.5 billion at December 31, 2010 and 2009 of GSE obligations.

NOTE 4 Derivatives

Derivative Balances
Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. The Corporation enters into derivatives to facilitate client transactions, for principal trading purposes and to manage risk exposures. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant

Accounting Principles. The table below identifies derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2010 and 2009. Balances are presented on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

		December 31, 2010
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges (2)	Total	Hedges	Hedges (2)	Total
Interest rate contracts
Swaps	$42,719.2	$1,193.9	$14.9	$1,208.8	$1,187.9	$2.2	$1,190.1
Futures and forwards	9.939.2	6.0	–	6.0	4.7	–	4.7
Written options	2,887.7	–	–	–	82.8	–	82.8
Purchased options	3,026.2	88.0	–	88.0	–	–	–
Foreign exchange contracts
Swaps	630.1	26.5	3.7	30.2	28.5	2.1	30.6
Spot, futures and forwards	2,652.9	41.3	–	41.3	44.2	–	44.2
Written options	439.6	–	–	–	13.2	–	13.2
Purchased options	417.1	13.0	–	13.0	–	–	–
Equity contracts
Swaps	42.4	1.7	–	1.7	2.0	–	2.0
Futures and forwards	78.8	2.9	–	2.9	2.1	–	2.1
Written options	242.7	–	–	–	19.4	–	19.4
Purchased options	193.5	21.5	–	21.5	–	–	–
Commodity contracts
Swaps	90.2	8.8	0.2	9.0	9.3	–	9.3
Futures and forwards	413.7	4.1	–	4.1	2.8	–	2.8
Written options	86.3	–	–	–	6.7	–	6.7
Purchased options	84.6	6.6	–	6.6	–	–	–
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,184.7	69.8	–	69.8	34.0	–	34.0
Total return swaps/other	26.0	0.9	–	0.9	0.2	–	0.2
Written credit derivatives:
Credit default swaps	2,133.5	33.3	–	33.3	63.2	–	63.2
Total return swaps/other	22.5	0.5	–	0.5	0.5	–	0.5

Gross derivative assets/liabilities		$1,518.8	$18.8	$1,537.6	$1,501.5	$4.3	$1,505.8
Less: Legally enforceable master netting agreements				(1,406.3)			(1,406.3)
Less: Cash collateral applied				(58.3)			(43.6)

Total derivative assets/liabilities				$73.0			$55.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)	Excludes $4.1 billion of long-term debt designated as a hedge of foreign currency risk.

Bank of America 2010     153

		December 31, 2009
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges (2)	Total	Hedges	Hedges (2)	Total
Interest rate contracts
Swaps	$45,261.5	$1,121.3	$5.6	$1,126.9	$1,105.0	$0.8	$1,105.8
Futures and forwards	11,842.1	7.1	–	7.1	6.1	–	6.1
Written options	2,865.5	–	–	–	84.1	–	84.1
Purchased options	2,626.7	84.1	–	84.1	–	–	–
Foreign exchange contracts
Swaps	661.9	23.7	4.6	28.3	27.3	0.5	27.8
Spot, futures and forwards	1,750.8	24.6	0.3	24.9	25.6	0.1	25.7
Written options	383.6	–	–	–	13.0	–	13.0
Purchased options	355.3	12.7	–	12.7	–	–	–
Equity contracts
Swaps	58.5	2.0	–	2.0	2.0	–	2.0
Futures and forwards	79.0	3.0	–	3.0	2.2	–	2.2
Written options	283.4	–	–	–	25.1	0.4	25.5
Purchased options	273.7	27.3	–	27.3	–	–	–
Commodity contracts
Swaps	65.3	6.9	0.1	7.0	6.8	–	6.8
Futures and forwards	387.8	10.4	–	10.4	9.6	–	9.6
Written options	54.9	–	–	–	7.9	–	7.9
Purchased options	50.9	7.6	–	7.6	–	–	–
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,800.5	105.5	–	105.5	45.2	–	45.2
Total return swaps/other	21.7	1.5	–	1.5	0.4	–	0.4
Written credit derivatives:
Credit default swaps	2,788.8	44.1	–	44.1	98.4	–	98.4
Total return swaps/other	33.1	1.8	–	1.8	1.1	–	1.1

Gross derivative assets/liabilities		$1,483.6	$10.6	$1,494.2	$1,459.8	$1.8	$1,461.6
Less: Legally enforceable master netting agreements				(1,355.1)			(1,355.1)
Less: Cash collateral applied				(51.5)			(55.8)

Total derivative assets/liabilities				$87.6			$50.7

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)	Excludes $4.4 billion of long-term debt designated as a hedge of foreign currency risk.

ALM and Risk Management Derivatives
The Corporation’s ALM and risk management activities include the use of derivatives to mitigate risk to the Corporation including both derivatives that are designated as hedging instruments and economic hedges. Interest rate, commodity, credit and foreign exchange contracts are utilized in the Corporation’s ALM and risk management activities.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures, and forwards, to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.
Interest rate and market risk can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and euro-dollar futures as economic hedges of the fair value of MSRs. For additional information on MSRs, see Note 25 – Mortgage Servicing Rights.
The Corporation uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Corporation’s investments in non-U.S. subsidiaries. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.
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
The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include credit default swaps, total return swaps and swaptions. These derivatives are

154     Bank of America 2010

accounted for as economic hedges and changes in fair value are recorded in other income (loss).

Derivatives Designated as Accounting Hedges
The Corporation uses various types of interest rate, commodity and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates, exchange rates and commodity prices (fair value hedges). The Corporation also uses these types of contracts and equity derivatives to protect against changes in the cash flows of its assets and liabilities, and other forecasted transactions (cash flow hedges). The Corporation hedges its net investment in consolidated non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts, cross-currency basis swaps, and by issuing foreign currency-denominated debt (net investment hedges).

Fair Value Hedges
The table below summarizes certain information related to the Corporation’s derivatives designated as fair value hedges for 2010, 2009 and 2008.

	2010
		Hedged	Hedge
(Dollars in millions)	Derivative	Item	Ineffectiveness
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$2,952	$(3,496)	$(544)
Interest rate and foreign currency risk on long-term debt (1)	(463)	130	(333)
Interest rate risk on available-for-sale securities (2, 3)	(2,577)	2,667	90
Commodity price risk on commodity inventory (4)	19	(19)	–

Total	$(69)	$(718)	$(787)

	2009
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$(4,858)	$4,082	$(776)
Interest rate and foreign currency risk on long-term debt (1)	932	(858)	74
Interest rate risk on available-for-sale securities (2, 3)	791	(1,141)	(350)
Commodity price risk on commodity inventory (4)	(51)	51	–

Total	$(3,186)	$2,134	$(1,052)

	2008
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$4,340	$(4,143)	$197
Interest rate and foreign currency risk on long-term debt (1)	294	(444)	(150)
Interest rate risk on available-for-sale securities (2)	32	(51)	(19)

Total	$4,666	$(4,638)	$28

(1)	Amounts are recorded in interest expense on long-term debt.
(2)	Amounts are recorded in interest income on AFS securities.
(3)	Measurement of ineffectiveness in 2010 includes $7 million compared to $354 million in 2009 of interest costs on short forward contracts. The Corporation considers this as part of the cost of hedging and it is offset by the fixed coupon receipt on the AFS security that is recognized in interest income on securities.
(4)	Amounts are recorded in trading account profits.

Bank of America 2010     155

Cash Flow Hedges
The table below summarizes certain information related to the Corporation’s derivatives designated as cash flow hedges and net investment hedges for 2010, 2009 and 2008. During the next 12 months, net losses in accumulated OCI of approximately $1.8 billion ($1.1 billion after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items.
Amounts related to interest rate risk on variable rate portfolios reclassified from accumulated OCI increased interest income on assets by $144 million in 2010, reduced interest income on assets by $189 million and $156 million in 2009 and 2008 and increased interest expense on liabilities by $554 million, $1.1 billion and $1.1 billion in 2010, 2009 and 2008, respectively. Amounts reclassified from accumulated OCI exclude amounts related to derivative interest accruals which increased interest expense by $88 million and increased interest income by $160 million for 2010 and

2009, and increased interest expense by $73 million for 2008. Hedge ineffectiveness of $(14) million, $73 million and $(11) million was recorded in interest income, and $(16) million, $(2) million and $4 million was recorded in interest expense in 2010, 2009 and 2008.
Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits (losses) with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense. Amounts related to price risk on equity investments included in AFS securities reclassified from accumulated OCI are recorded in equity investment income with the underlying hedged item.
Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude gains of $192 million related to long-term debt designated as a net investment hedge for 2010 compared to losses of $387 million for 2009 and $0 for 2008.

	2010
			Hedge
	Gains (losses)	Gains (losses)	Ineffectiveness and
	Recognized in	in Income	Amounts Excluded
	Accumulated OCI	Reclassified from	from Effectiveness
(Dollars in millions, amounts pre-tax)	on Derivatives	Accumulated OCI	Testing (1, 2)
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(1,876)	$(410)	$(30)
Commodity price risk on forecasted purchases and sales	32	25	11
Price risk on restricted stock awards	(97)	(33)	–
Price risk on equity investments included in available-for-sale securities	186	(226)	–

Total	$(1,755)	$(644)	$(19)

Net investment hedges
Foreign exchange risk	$(482)	$–	$(315)

	2009
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$502	$(1,293)	$71
Commodity price risk on forecasted purchases and sales	72	70	(2)
Price risk on equity investments included in available-for-sale securities	(332)	–	–

Total	$242	$(1,223)	$69

Net investment hedges
Foreign exchange risk	$(2,997)	$–	$(142)

	2008
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(13)	$(1,266)	$(7)
Price risk on equity investments included in available-for-sale securities	243	–	–

Total	$230	$(1,266)	$(7)

Net investment hedges
Foreign exchange risk	$2,814	$–	$(192)

(1)	Gains (losses).
(2)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

156     Bank of America 2010

The Corporation entered into equity total return swaps to hedge a portion of cash-settled restricted stock units (RSUs) granted to certain employees in February 2010 as part of their 2009 compensation. These cash-settled RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. From time to time, the Corporation may enter into equity derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of any RSUs that may be granted from time to time, if any, subject to similar or other terms and conditions. Certain of these derivatives are designated as cash flow hedges of unrecognized non-vested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on restricted stock units and related hedges, see Note 20 – Stock-Based Compensation Plans.

Economic Hedges
Derivatives designated as economic hedges, because either they did not qualify for or were not designated as accounting hedges, are used by the Corporation to reduce certain risk exposures. The table below presents gains (losses) on these derivatives for 2010, 2009 and 2008. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

(Dollars in millions)	2010	2009	2008
Price risk on mortgage banking production income (1, 2)	$9,109	$8,898	$892
Interest rate risk on mortgage banking servicing income (1)	3,878	(4,264)	8,052
Credit risk on loans (3)	(119)	(698)	309
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	(2,080)	1,572	(1,316)
Other (5)	(109)	16	34

Total	$10,679	$5,524	$7,971

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.
(2)	Includes gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $8.7 billion, $8.4 billion and $1.6 billion for 2010, 2009 and 2008, respectively.
(3)	Gains (losses) on these derivatives are recorded in other income (loss).
(4)	The majority of the balance is related to the revaluation of economic hedges on foreign currency-denominated debt which is recorded in other income (loss).
(5)	Gains (losses) on these derivatives are recorded in other income (loss), and for 2010, also in personnel expense for hedges of certain RSUs.

Bank of America 2010     157

Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions, for principal trading purposes, and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s GBAM business segment. The related sales and trading revenue generated within GBAM is recorded on various income statement line items including trading account profits (losses) and net interest income as well as other revenue categories. However, the vast majority of income related to derivative instruments is recorded in trading account profits (losses). The table below identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue categorized by primary risk for 2010, 2009 and 2008.

	2010
	Trading
	Account
	Profits	Other	Net Interest
(Dollars in millions)	(Losses)	Revenues (1)	Income	Total
Interest rate risk	$2,004	$113	$624	$2,741
Foreign exchange risk	903	3	–	906
Equity risk	1,670	2,506	21	4,197
Credit risk	4,791	617	3,652	9,060
Other risk	228	39	(142)	125

Total sales and trading revenue	$9,596	$3,278	$4,155	$17,029

	2009
Interest rate risk	$3,145	$33	$1,068	$4,246
Foreign exchange risk	972	6	26	1,004
Equity risk	2,041	2,613	246	4,900
Credit risk	4,433	(2,576)	4,637	6,494
Other risk	1,084	13	(469)	628

Total sales and trading revenue	$11,675	$89	$5,508	$17,272

	2008
Interest rate risk	$1,083	$47	$276	$1,406
Foreign exchange risk	1,320	6	13	1,339
Equity risk	(66)	686	99	719
Credit risk	(8,276)	(6,881)	4,380	(10,777)
Other risk	130	58	(14)	174

Total sales and trading revenue	$(5,809)	$(6,084)	$4,754	$(7,139)

(1)	Represents investment and brokerage services and other income recorded in GBAM that the Corporation includes in its definition of sales and trading revenue.

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

158     Bank of America 2010

Credit derivative instruments in which the Corporation is the seller of credit protection and their expiration at December 31, 2010 and 2009 are summarized below. These instruments are classified as investment and non-

investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB-or higher as investment-grade. Non-investment grade includes non-rated credit derivative instruments.

	December 31, 2010
	Carrying Value
	Less than	One to	Three to	Over Five
(Dollars in millions)	One Year	Three Years	Five Years	Years	Total
Credit default swaps:
Investment grade	$158	$2,607	$7,331	$14,880	$24,976
Non-investment grade	598	6,630	7,854	23,106	38,188

Total	756	9,237	15,185	37,986	63,164

Total return swaps/other:
Investment grade	–	–	38	60	98
Non-investment grade	1	2	2	415	420

Total	1	2	40	475	518

Total credit derivatives	$757	$9,239	$15,225	$38,461	$63,682

Credit-related notes: (1)
Investment grade	–	136	–	949	1,085
Non-investment grade	9	33	174	2,315	2,531

Total credit-related notes	$9	$169	$174	$3,264	$3,616

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$133,691	$466,565	$475,715	$275,434	$1,351,405
Non-investment grade	84,851	314,422	178,880	203,930	782,083

Total	218,542	780,987	654,595	479,364	2,133,488

Total return swaps/other:
Investment grade	–	10	15,413	4,012	19,435
Non-investment grade	113	78	951	1,897	3,039

Total	113	88	16,364	5,909	22,474

Total credit derivatives	$218,655	$781,075	$670,959	$485,273	$2,155,962

	December 31, 2009
	Carrying Value
	Less than	One to	Three to	Over Five
(Dollars in millions)	One Year	Three Years	Five Years	Years	Total
Credit default swaps:
Investment grade	$454	$5,795	$5,831	$24,586	$36,666
Non-investment grade	1,342	14,012	16,081	30,274	61,709

Total	1,796	19,807	21,912	54,860	98,375

Total return swaps/other:
Investment grade	1	20	5	540	566
Non-investment grade	–	194	3	291	488

Total	1	214	8	831	1,054

Total credit derivatives	$1,797	$20,021	$21,920	$55,691	$99,429

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$147,501	$411,258	$596,103	$335,526	$1,490,388
Non-investment grade	123,907	417,834	399,896	356,735	1,298,372

Total	271,408	829,092	995,999	692,261	2,788,760

Total return swaps/other:
Investment grade	31	60	1,081	8,087	9,259
Non-investment grade	2,035	1,280	2,183	18,352	23,850

Total	2,066	1,340	3,264	26,439	33,109

Total credit derivatives	$273,474	$830,432	$999,263	$718,700	$2,821,869

(1)	Maximum payout/notional for credit-related notes is the same as these amounts.

Bank of America 2010     159

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
The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying amount and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at December 31, 2010 was $43.7 billion and $1.4 trillion compared to $79.4 billion and $2.3 trillion at December 31, 2009.
Credit-related notes in the table on page 159 include investments in securities issued by CDOs, CLOs and credit-linked note vehicles. These instruments are classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations (i.e., investment-grade, non-investment grade) consistent with how risk is managed for these instruments.

Credit Risk Management of Derivatives and Credit-related Contingent Features
The Corporation executes the majority of its derivative contracts in the over-the-counter market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit ratings downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously described on page 153, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
Substantially all of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master agreements that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness. At December 31, 2010 and 2009, the Corporation held cash and securities collateral of $76.0 billion and $67.7 billion, and posted cash and securities collateral of $61.2 billion and $62.2 billion in the normal course of business under derivative agreements.
In connection with certain over-the-counter derivative contracts and other trading agreements, the Corporation could be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of Bank of America Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At December 31, 2010 and 2009, the amount of additional collateral and termination payments that would have been required for such derivatives and trading agreements was approximately $1.2 billion and $2.1 billion if the long-term credit rating of the Corporation was incrementally downgraded by one level by all ratings agencies. At December 31, 2010 and 2009, a second incremental one level downgrade by the ratings agencies would have required approximately $1.1 billion and $1.2 billion in additional collateral and termination payments.
The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments can be reversed or otherwise adjusted in future periods due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty. During 2010 and 2009, credit valuation gains (losses) of $731 million and $3.1 billion ($(8) million and $1.7 billion, net of hedges) for counterparty credit risk related to derivative assets were recognized in trading account profits (losses). At December 31, 2010 and 2009, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $6.8 billion and $7.9 billion.
In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During 2010 and 2009, credit valuation gains (losses) of $331 million and $(662) million ($262 million and $(662) million, net of hedges) were recognized in trading account profits (losses) for changes in the Corporation’s or its subsidiaries’ credit risk. At December 31, 2010 and 2009, the Corporation’s cumulative credit risk valuation adjustment reduced the derivative liabilities balance by $1.1 billion and $732 million.

160     Bank of America 2010

NOTE 5 Securities
The table below presents the amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of AFS debt and marketable equity securities at December 31, 2010 and 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in millions)	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities, December 31, 2010
U.S. Treasury and agency securities	$49,413	$604	$(912)	$49,105
Mortgage-backed securities:
Agency	190,409	3,048	(2,240)	191,217
Agency collateralized mortgage obligations	36,639	401	(23)	37,017
Non-agency residential (1)	23,458	588	(929)	23,117
Non-agency commercial	6,167	686	(1)	6,852
Non-U.S. securities	4,054	92	(7)	4,139
Corporate bonds	5,157	144	(10)	5,291
Other taxable securities, substantially all ABS	15,514	39	(161)	15,392

Total taxable securities	330,811	5,602	(4,283)	332,130
Tax-exempt securities	5,687	32	(222)	5,497

Total available-for-sale debt securities	$336,498	$5,634	$(4,505)	$337,627

Held-to-maturity debt securities	427	–	–	427

Total debt securities	$336,925	$5,634	$(4,505)	$338,054

Available-for-sale marketable equity securities (2)	$8,650	$10,628	$(13)	$19,265

Available-for-sale debt securities, December 31, 2009
U.S. Treasury and agency securities	$22,648	$414	$(37)	$23,025
Mortgage-backed securities:
Agency	164,677	2,415	(846)	166,246
Agency collateralized mortgage obligations	25,330	464	(13)	25,781
Non-agency residential (1)	37,940	1,191	(4,028)	35,103
Non-agency commercial	6,354	671	(116)	6,909
Non-U.S. securities	4,732	61	(896)	3,897
Corporate bonds	6,136	182	(126)	6,192
Other taxable securities, substantially all ABS	25,469	260	(478)	25,251

Total taxable securities	293,286	5,658	(6,540)	292,404
Tax-exempt securities	9,340	100	(243)	9,197

Total available-for-sale debt securities	$302,626	$5,758	$(6,783)	$301,601

Held-to-maturity debt securities	9,800	–	(100)	9,700

Total debt securities	$312,426	$5,758	$(6,883)	$311,301

Available-for-sale marketable equity securities (2)	$6,020	$3,895	$(507)	$9,408

(1)	At December 31, 2010, includes approximately 90 percent prime bonds, eight percent Alt-A bonds and two percent subprime bonds. At December 31, 2009, includes approximately 85 percent prime bonds, 10 percent Alt-A bonds and five percent subprime bonds.
(2)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.

At December 31, 2010, the accumulated net unrealized gains on AFS debt securities included in accumulated OCI were $714 million, net of the related income tax expense of $415 million. At December 31, 2010 and 2009, the Corporation had nonperforming AFS debt securities of $44 million and $467 million.
At December 31, 2010, both the amortized cost and fair value of HTM debt securities were $427 million. At December 31, 2009, the amortized cost and fair value of HTM debt securities were $9.8 billion and $9.7 billion, which included ABS that were issued by the Corporation’s credit card securitization trust and retained by the Corporation with an amortized cost of $6.6 billion and a fair value of $6.4 billion. As a result of the adoption of new consolidation guidance, the Corporation consolidated the credit card securitization trusts on January 1, 2010 and the ABS were eliminated in consolidation and the related consumer credit card loans were included in loans and leases on the Corporation’s Consolidated Balance Sheet. Additionally, during the three months ended June 30, 2010, $2.9 billion of debt securities held in consolidated commercial paper conduits was reclassified from HTM to AFS as a result of new regulatory capital requirements related to asset-backed commercial paper conduits.

Bank of America 2010     161

The Corporation recorded OTTI losses on AFS debt securities as presented in the table below in 2010 and 2009. Upon initial impairment of a security, total OTTI losses represent the excess of the amortized cost over the fair value. For subsequent impairments of the same security, total OTTI losses represent additional declines in fair value subsequent to the previously recorded OTTI loss(es), if applicable. Unrealized OTTI losses recognized in accumulated OCI represent the non-credit component of OTTI losses on AFS debt securities. Net impairment losses recognized in earnings represent the credit component of OTTI losses on AFS debt securities. In 2010, for certain securities, the Corporation recognized credit losses in excess of unrealized losses in accumulated OCI. In these instances, a portion of the credit losses recognized in earnings has been offset by an unrealized gain. Balances in the table exclude $51 million and $582 million of gross gains recorded in accumulated OCI related to these securities for 2010 and 2009.

	2010
	Non-agency	Non-agency			Other
	Residential	Commercial	Non-U.S.	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total
Total OTTI losses (unrealized and realized)	$(1,305)	$(19)	$(276)	$(6)	$(568)	$(2,174)
Unrealized OTTI losses recognized in accumulated OCI	817	15	16	2	357	1,207

Net impairment losses recognized in earnings	$(488)	$(4)	$(260)	$(4)	$(211)	$(967)

	2009
Total OTTI losses (unrealized and realized)	$(2,240)	$(6)	$(360)	$(87)	$(815)	$(3,508)
Unrealized OTTI losses recognized in accumulated OCI	672	–	–	–	–	672

Net impairment losses recognized in earnings	$(1,568)	$(6)	$(360)	$(87)	$(815)	$(2,836)

The table below presents activity for 2010 and 2009 related to the credit component recognized in earnings on debt securities held by the Corporation for which a portion of the OTTI loss remains in accumulated OCI. At December 31, 2010, those debt securities with OTTI for which a portion of the OTTI loss remains in accumulated OCI primarily consisted of non-agency residential mortgage-backed securities (RMBS) and CDOs.

(Dollars in millions)	2010	2009
Balance, January 1	$442	$–
Credit component of other-than-temporary impairment not reclassified to accumulated OCI in connection with the cumulative effect transition adjustment (1)	–	22
Additions for the credit component on debt securities on which other-than-temporary impairment losses were not previously recognized (2)	207	420
Additions for the credit component on debt securities on which other-than-temporary impairment losses were previously recognized (2)	406	–

Balance, December 31	$1,055	$442

(1)	On January 1, 2009, the Corporation had securities with $134 million of OTTI previously recognized in earnings of which $22 million represented the credit component and $112 million represented the non-credit component which was reclassified to accumulated OCI through a cumulative effect transition adjustment.
(2)	In 2010 and 2009, the Corporation recognized $354 million and $2.4 billion of OTTI losses on debt securities on which no portion of OTTI loss remained in accumulated OCI. OTTI losses related to these securities are excluded from these amounts.

The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model and estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third-party vendor to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on an impaired debt security are discounted using the book yield of each individual impaired debt security.
Based on the expected cash flows derived from the applicable model, the Corporation expects to recover the unrealized losses in accumulated OCI on non-agency RMBS. Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as LTV, creditworthiness of borrowers (FICO) and geographic concentrations. The weighted-average severity by collateral type was 41 percent for prime bonds, 48 percent for Alt-A bonds and 53 percent for subprime bonds. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 38 percent for prime bonds, 58 percent for Alt-A bonds and 62 percent for subprime bonds.
Significant assumptions used in the valuation of non-agency RMBS at December 31, 2010 are presented in the table below.

		Range (1)
	Weighted-average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	12.6%	3.0%	27.1%
Loss severity	46.2	17.7	57.9
Life default rate	49.1	2.2	99.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.
(2)	The value of a variable below which the indicated percentile of observations will fall.

162     Bank of America 2010

The table below presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at December 31, 2010 and 2009, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily-impaired available-for-sale debt securities at December 31, 2010
U.S. Treasury and agency securities	$27,384	$(763)	$2,382	$(149)	$29,766	$(912)
Mortgage-backed securities:
Agency	85,517	(2,240)	–	–	85,517	(2,240)
Agency collateralized mortgage obligations	3,220	(23)	–	–	3,220	(23)
Non-agency residential	6,385	(205)	2,245	(274)	8,630	(479)
Non-agency commercial	47	(1)	–	–	47	(1)
Non-U.S. securities	–	–	70	(7)	70	(7)
Corporate bonds	465	(9)	22	(1)	487	(10)
Other taxable securities	3,414	(38)	46	(7)	3,460	(45)

Total taxable securities	126,432	(3,279)	4,765	(438)	131,197	(3,717)
Tax-exempt securities	2,325	(95)	568	(119)	2,893	(214)

Total temporarily-impaired available-for-sale debt securities	128,757	(3,374)	5,333	(557)	134,090	(3,931)
Temporarily-impaired available-for-sale marketable equity securities	7	(2)	19	(11)	26	(13)

Total temporarily-impaired available-for-sale securities	128,764	(3,376)	5,352	(568)	134,116	(3,944)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	128	(11)	530	(439)	658	(450)
Other taxable securities	–	–	223	(116)	223	(116)
Tax-exempt securities	68	(8)	–	–	68	(8)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities (2)	$128,960	$(3,395)	$6,105	$(1,123)	$135,065	$(4,518)

Temporarily-impaired available-for-sale debt securities at December 31, 2009
U.S. Treasury and agency securities	$4,655	$(37)	$–	$–	$4,655	$(37)
Mortgage-backed securities:
Agency	53,979	(817)	740	(29)	54,719	(846)
Agency collateralized mortgage obligations	965	(10)	747	(3)	1,712	(13)
Non-agency residential	6,907	(557)	13,613	(3,370)	20,520	(3,927)
Non-agency commercial	1,263	(35)	1,711	(81)	2,974	(116)
Non-U.S. securities	169	(27)	3,355	(869)	3,524	(896)
Corporate bonds	1,157	(71)	294	(55)	1,451	(126)
Other taxable securities	3,779	(70)	932	(408)	4,711	(478)

Total taxable securities	72,874	(1,624)	21,392	(4,815)	94,266	(6,439)
Tax-exempt securities	4,716	(93)	1,989	(150)	6,705	(243)

Total temporarily-impaired available-for-sale debt securities	77,590	(1,717)	23,381	(4,965)	100,971	(6,682)
Temporarily-impaired available-for-sale marketable equity securities	338	(113)	1,554	(394)	1,892	(507)

Total temporarily-impaired available-for-sale securities	77,928	(1,830)	24,935	(5,359)	102,863	(7,189)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	51	(17)	1,076	(84)	1,127	(101)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities (2)	$77,979	$(1,847)	$26,011	$(5,443)	$103,990	$(7,290)

(1)	Includes other-than-temporarily impaired AFS debt securities on which a portion of the OTTI loss remains in OCI.
(2)	At December 31, 2010, the amortized cost of approximately 8,500 AFS securities exceeded their fair value by $4.5 billion. At December 31, 2009, the amortized cost of approximately 12,000 AFS securities exceeded their fair value by $7.3 billion.

The Corporation considers the length of time and extent to which the fair value of AFS debt securities has been less than cost to conclude that such securities were not other-than-temporarily impaired. The Corporation also considers other factors such as the financial condition of the issuer of the security including credit ratings and specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Corporation has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Corporation will be required to sell these securities before recovery of amortized cost, the Corporation has concluded that the securities are not impaired on an other-than-temporary basis.

Bank of America 2010     163

The amortized cost and fair value of the Corporation’s investment in AFS debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), Freddie Mac (FHLMC) and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at December 31, 2010 and 2009 are presented in the table below.

	December 31
	2010		2009
	Amortized		Amortized
(Dollars in millions)	Cost	Fair Value	Cost	Fair Value
Fannie Mae	$123,662	$123,107	$100,321	$101,096
Government National Mortgage Association	72,863	74,305	60,610	61,121
Freddie Mac	30,523	30,822	29,076	29,810
U.S. Treasury securities (1)	46,576	46,081	19,315	19,516

(1)	Investments in U.S. Treasury securities did not exceed 10 percent of consolidated shareholders’ equity at December 31, 2009.

The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at

December 31, 2010 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2010
	Due in One		Due after One Year		Due after Five Years
	Year or Less		through Five Years		through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$643	5.00%	$1,731	2.30%	$12,318	3.50%	$34,721	4.20%	$49,413	4.00%
Mortgage-backed securities:
Agency	34	4.80	88,913	4.30	70,789	3.80	30,673	3.90	190,409	4.10
Agency-collateralized mortgage obligations	29	0.80	13,279	2.80	13,738	0.20	9,593	2.30	36,639	3.20
Non-agency residential	178	12.50	4,241	7.40	1,746	5.60	17,293	4.20	23,458	4.90
Non-agency commercial	439	5.20	4,960	6.30	441	9.80	327	6.70	6,167	6.50
Non-U.S. securities	1,852	0.80	2,076	5.40	126	3.50	–		4,054	5.30
Corporate bonds	133	1.20	3,847	2.30	1,114	3.70	63	2.20	5,157	2.60
Other taxable securities	6,129	0.90	3,875	1.20	118	11.20	5,392	3.80	15,514	2.09

Total taxable securities	9,437	1.62	122,922	4.16	100,390	3.35	98,062	3.91	330,811	3.98
Tax-exempt securities	193	4.10	912	4.30	1,408	3.80	3,174	4.60	5,687	4.35

Total amortized cost of AFS debt securities	$9,630	1.72	$123,834	4.16	$101,798	3.36	$101,236	3.93	$336,498	3.99

Fair value of AFS debt securities
U.S. Treasury and agency securities	$646		$1,769		$12,605		$34,085		$49,105
Mortgage-backed securities:
Agency	36		90,967		70,031		30,183		191,217
Agency-collateralized mortgage obligations	22		13,402		13,920		9,673		37,017
Non-agency residential	158		4,149		1,739		17,071		23,117
Non-agency commercial	448		5,498		543		363		6,852
Non-U.S. securities	1,868		2,140		131		–		4,139
Corporate bonds	136		3,929		1,162		64		5,291
Other taxable securities	6,132		3,863		118		5,279		15,392

Total taxable securities	9,446		125,717		100,249		96,718		332,130
Tax-exempt securities	193		923		1,408		2,973		5,497

Total fair value of AFS debt securities	$9,639		$126,640		$101,657		$99,691		$337,627

(1)	Yields are calculated based on the amortized cost of the securities.

The components of realized gains and losses on sales of debt securities for 2010, 2009 and 2008 are presented in the table below.

(Dollars in millions)	2010	2009	2008
Gross gains	$3,995	$5,047	$1,367
Gross losses	(1,469)	(324)	(243)

Net gains on sales of debt securities	$2,526	$4,723	$1,124

Income tax expense attributable to realized net gains on sales of debt securities	$935	$1,748	$416

During 2010, the Corporation entered into a series of transactions in its AFS debt securities portfolio that involved securitizations as well as sales of non-agency RMBS. These transactions were initiated following a review of corporate risk objectives in light of proposed Basel regulatory capital changes and liquidity targets. During 2010, the carrying value of the non-agency RMBS portfolio was reduced $14.5 billion primarily as a result of the aforementioned sales and securitizations as well as paydowns. The Corporation recognized net losses of $922 million on the series of transactions in the AFS debt securities portfolio, and improved the overall credit quality of the remaining portfolio such that the percentage of the non-agency RMBS portfolio that is below investment-grade was reduced significantly.

164     Bank of America 2010

Certain Corporate and Strategic Investments
At December 31, 2010 and 2009, the Corporation owned 25.6 billion shares representing approximately 10 and 11 percent of China Construction Bank (CCB). During 2010, the Corporation sold its rights to participate in CCB’s secondary offering resulting in a pre-tax gain of $432 million recorded in equity investment income. During 2009, the Corporation sold its initial investment of 19.1 billion common shares in CCB for a pre-tax gain of $7.3 billion. During 2010, the Corporation recorded in accumulated OCI a $6.7 billion after-tax unrealized gain on 23.6 billion shares of the Corporation’s investment in CCB, which previously had been carried at cost. These shares were reclassified to AFS during 2010 because the sales restrictions on these shares expire within one year (August 2011), and therefore, in accordance with applicable accounting guidance, the Corporation recorded the unrealized gain in accumulated OCI, net of a 10 percent restriction discount. Sales restrictions on the remaining two billion CCB shares continue until August 2013, and these shares continue to be carried at cost. At December 31, 2010, the cost basis of all remaining CCB shares was $9.2 billion, the carrying value was $19.7 billion and the fair value was $20.8 billion. At December 31, 2009, both the cost basis and the carrying value were $9.2 billion and the fair value was $22.0 billion. Dividend income on this investment is recorded in equity investment income and during 2010, the Corporation recorded dividend income of $535 million from CCB. The investment is recorded in other assets. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005. As part of this alliance, the Corporation expects to continue to provide advice and assistance to CCB.
During 2010, the Corporation sold various strategic investments which included the Corporation’s investment of 188.4 million preferred shares and 56.5 million common shares in Itaú Unibanco Holding S.A. (Itaú Unibanco) at a price of $3.9 billion. The Itaú Unibanco investment was accounted for at fair value and recorded as AFS marketable equity securities in other assets with unrealized gains recorded, net-of-tax, in accumulated OCI. The cost basis of this investment was $2.6 billion and, after transaction costs, the pre-tax gain was $1.2 billion which was recorded in equity investment income. In addition, the Corporation sold its 24.9 percent ownership interest in Grupo Financiero Santander, S.A.B. de C.V. to an affiliate of its parent company, Banco Santander, S.A., the majority interest holder. The investment was accounted for under the equity method of accounting and recorded in other assets. This sale resulted in a pre-tax loss of $428 million which was recorded in equity investment income. The Corporation also sold all of its Class B units in

MasterCard Worldwide, Inc. (MasterCard), which were acquired primarily upon MasterCard’s initial public offering and recorded in other assets. This sale resulted in a pre-tax gain of $440 million which was recorded in equity investment income. Also during the year, the Corporation sold its exposure of $2.9 billion in certain private equity funds recorded in other assets, comprised of $1.5 billion in capital and $1.4 billion in unfunded commitments resulting in a loss of $163 million which was recorded in equity investment income.
As part of the acquisition of Merrill Lynch, the Corporation acquired an economic ownership in BlackRock Inc. (BlackRock), a publicly traded investment company. During 2010, the Corporation sold 51.2 million shares consisting of 48.9 million preferred and 2.3 million common shares for net proceeds of $8.3 billion resulting in a pre-tax gain of $91 million, lowering its ownership to 13.6 million preferred shares, or 7 percent. The carrying value of this investment at December 31, 2010 and 2009 was $2.2 billion and $10.0 billion and the fair value was $2.6 billion and $15.0 billion. Following the sale, the Corporation’s remaining interest is held at cost due to restrictions that affect the marketability of the preferred shares. The investment is recorded in other assets. During 2009, BlackRock completed its purchase of Barclays Global Investors, an asset management business, from Barclays PLC which had the effect of diluting the Corporation’s ownership interest in BlackRock from approximately 50 percent to approximately 34 percent and, for accounting purposes, was treated as a sale of a portion of the Corporation’s ownership interest. As a result, upon closing of this transaction, the Corporation recorded an adjustment to its investment in BlackRock resulting in a pre-tax gain of $1.1 billion which was recorded in equity investment income.
In 2010, a third-party investor in a joint venture in which the Corporation held a 46.5 percent ownership interest sold its interest to the joint venture, resulting in an increase in the Corporation’s ownership interest to 49 percent. The joint venture was formed in 2009 with First Data Corporation (First Data) creating Banc of America Merchant Services, LLC. Under the terms of the agreement, the Corporation contributed its merchant processing business to the joint venture and First Data contributed certain merchant processing contracts and personnel resources. In 2009, the Corporation recorded in other income a pre-tax gain of $3.8 billion related to this transaction. The investment in the joint venture, which was initially recorded at a fair value of $4.7 billion, is accounted for under the equity method of accounting with income recorded in equity investment income. The carrying value at both December 31, 2010 and 2009 was $4.7 billion.

Bank of America 2010     165

NOTE 6 Outstanding Loans and Leases
The table below presents total outstanding loans and leases at December 31, 2010 and 2009 and an age analysis at December 31, 2010.

	December 31, 2010							December 31, 2009
		90 Days or	Total Past	Total Current	Purchased	Loans
	30-89 Days	More	Due 30 Days	or Less Than 30	Credit -	Measured at	Total	Total
(Dollars in millions)	Past Due (1)	Past Due (2)	or More	Days Past Due (3)	Impaired (4)	Fair Value	Outstandings (5)	Outstandings
Home loans
Residential mortgage (6)	$8,274	$33,240	$41,514	$205,867	$10,592		$257,973	$242,129
Home equity	2,086	2,291	4,377	121,014	12,590		137,981	149,126
Discontinued real estate (7)	107	419	526	930	11,652		13,108	14,854
Credit card and other consumer
U.S. credit card	2,593	3,320	5,913	107,872	–		113,785	49,453
Non-U.S. credit card	755	599	1,354	26,111	–		27,465	21,656
Direct/Indirect consumer (8)	1,608	1,104	2,712	87,596	–		90,308	97,236
Other consumer (9)	90	50	140	2,690	–		2,830	3,110

Total consumer	15,513	41,023	56,536	552,080	34,834		643,450	577,564

Commercial
U.S. commercial	946	1,453	2,399	173,185	2		175,586	181,377
Commercial real estate (10)	721	3,554	4,275	44,957	161		49,393	69,447
Commercial lease financing	118	31	149	21,793	–		21,942	22,199
Non-U.S. commercial	27	6	33	31,955	41		32,029	27,079
U.S. small business commercial	360	438	798	13,921	–		14,719	17,526

Total commercial loans	2,172	5,482	7,654	285,811	204		293,669	317,628
Commercial loans measured at fair value (11)	–	–	–	–	–	$3,321	3,321	4,936

Total commercial	2,172	5,482	7,654	285,811	204	3,321	296,990	322,564

Total loans and leases	$17,685	$46,505	$64,190	$837,891	$35,038	$3,321	$940,440	$900,128

Percentage of outstandings	1.88%	4.95%	6.83%	89.10%	3.72%	0.35%

(1)	Home loans includes $2.3 billion of FHA insured loans, $818 million of nonperforming loans and $156 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.
(2)	Home loans includes $16.8 billion of FHA insured loans and $372 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.
(3)	Home loans includes $1.1 billion of nonperforming loans as all principal and interest are not current or are TDRs that have not demonstrated sustained repayment performance.
(4)	PCI loan amounts are shown gross of the valuation allowance and exclude $1.6 billion of PCI home loans from the Merrill Lynch acquisition which are included in their appropriate aging categories.
(5)	Periods subsequent to January 1, 2010 are presented in accordance with new consolidation guidance.
(6)	Total outstandings include non-U.S. residential mortgages of $90 million and $552 million at December 31, 2010 and 2009.
(7)	Total outstandings include $11.8 billion and $13.4 billion of pay option loans and $1.3 billion and $1.5 billion of subprime loans at December 31, 2010 and 2009. The Corporation no longer originates these products.
(8)	Total outstandings include dealer financial services loans of $42.9 billion and $41.6 billion, consumer lending of $12.9 billion and $19.7 billion, U.S. securities-based lending margin loans of $16.6 billion and $12.9 billion, student loans of $6.8 billion and $10.8 billion, non-U.S. consumer loans of $8.0 billion and $8.0 billion, and other consumer loans of $3.1 billion and $4.2 billion at December 31, 2010 and 2009.
(9)	Total outstandings include consumer finance loans of $1.9 billion and $2.3 billion, other non-U.S. consumer loans of $803 million and $709 million, and consumer overdrafts of $88 million and $144 million at December 31, 2010 and 2009.
(10)	Total outstandings include U.S. commercial real estate loans of $46.9 billion and $66.5 billion, and non-U.S. commercial real estate loans of $2.5 billion and $3.0 billion at December 31, 2010 and 2009.
(11)	Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $1.6 billion and $3.0 billion, non-U.S. commercial loans of $1.7 billion and $1.9 billion, and commercial real estate loans of $79 million and $90 million at December 31, 2010 and 2009. See Note 22 – Fair Value Measurements and Note 23 – Fair Value Option for additional information.

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $1.1 billion and $1.4 billion at December 31, 2010 and 2009. The vehicles are variable interest entities from which the Corporation purchases credit protection and in which the Corporation does not have a variable interest; accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At December 31, 2010 and 2009, the Corporation had a receivable of $722 million and $1.0 billion from these vehicles for reimbursement of losses. At December 31, 2010 and 2009, $53.9 billion and $70.7 billion of residential mortgage loans were referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.
In addition, the Corporation has entered into long-term standby agreements with FNMA and FHLMC on loans totaling $14.3 billion and $6.6 billion at December 31, 2010 and 2009, providing full protection on residential mortgage loans that become severely delinquent. The Corporation does not record an allowance for credit losses on these loans as the loans are individually insured.

166     Bank of America 2010

Nonperforming Loans and Leases
The table below includes the Corporation’s nonperforming loans and leases, including nonperforming TDRs, and loans accruing past due 90 days or more at December 31, 2010 and 2009. Nonperforming loans and leases exclude performing TDRs and loans accounted for under the fair value option. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. In addition, PCI, consumer credit card, business card loans and in general, consumer loans not secured by real estate, including renegotiated loans, are not considered nonperforming and are therefore excluded from nonperforming loans and leases in the table. See Note 1 – Summary of Significant Accounting Principles for further information on the criteria to determine if a loan is classified as nonperforming. Real estate-secured past due consumer loans insured by the FHA are reported as performing since the principal repayment is insured by the FHA.

			Accruing Past Due
	Nonperforming Loans and Leases		90 Days or More
	December 31		December 31
(Dollars in millions)	2010	2009	2010	2009
Home loans
Residential mortgage (1)	$17,691	$16,596	$16,768	$11,680
Home equity	2,694	3,804	–	–
Discontinued real estate	331	249	–	–
Credit card and other consumer
U.S. credit card	n/a	n/a	3,320	2,158
Non-U.S. credit card	n/a	n/a	599	515
Direct/Indirect consumer	90	86	1,058	1,488
Other consumer	48	104	2	3

Total consumer	20,854	20,839	21,747	15,844

Commercial
U.S. commercial	3,453	4,925	236	213
Commercial real estate	5,829	7,286	47	80
Commercial lease financing	117	115	18	32
Non-U.S. commercial	233	177	6	67
U.S. small business commercial	204	200	325	624

Total commercial	9,836	12,703	632	1,016

Total consumer and commercial	$30,690	$33,542	$22,379	$16,860

(1)	Residential mortgage loans accruing past due 90 days or more represent loans insured by the FHA. At December 31, 2010 and 2009, residential mortgage includes $8.3 billion and $2.2 billion of loans that are no longer accruing interest as interest has been curtailed by the FHA although principal is still insured.
n/a = not applicable

Included in certain loan categories in nonperforming loans and leases in the table above are TDRs that were classified as nonperforming. At December 31, 2010 and 2009, the Corporation had $3.0 billion and $2.9 billion of residential mortgages, $535 million and $1.7 billion of home equity, $75 million and $43 million of discontinued real estate, $175 million and $227 million of U.S. commercial, $770 million and $246 million of commercial real estate and $7 million and $13 million of non-U.S. commercial loans that were TDRs and classified as nonperforming.
As a result of new accounting guidance on PCI loans, beginning January 1, 2010, modification of a PCI loan no longer results in removal of the loan from the PCI loan pool. TDRs in the consumer real estate portfolio that were removed from the PCI loan portfolio prior to the adoption of the new accounting guidance were $2.1 billion and $2.3 billion at December 31, 2010 and 2009, of which $426 million and $395 million were nonperforming. These nonperforming loans are excluded from the table above.

Credit Quality Indicators
The Corporation monitors credit quality within its three portfolio segments based on primary credit quality indicators. Within the home loans portfolio segment, the primary credit quality indicators used are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, refreshed quarterly. Home equity loans are measured using combined LTV which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, refreshed quarterly. Refreshed FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. Refreshed FICO score is also a primary credit quality indicator for the credit card and other consumer portfolio segment and the business card portfolio within U.S. small business commercial. The Corporation’s commercial loans are evaluated using pass rated or reservable criticized as the primary credit quality indicator. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as special mention, substandard or doubtful. These assets pose an elevated risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans. See Note 1 – Summary of Significant Accounting Principles for additional information.

Bank of America 2010     167

The tables below present certain credit quality indicators related to the Corporation’s home loans, credit card and other consumer loans, and commercial loan portfolio segments at December 31, 2010.

Home Loans

	December 31, 2010
						Countrywide
		Countrywide		Countrywide		Discontinued
	Residential	Residential	Home	Home Equity	Discontinued	Real Estate
(Dollars in millions)	Mortgage (1)	Mortgage PCI (2)	Equity (1, 3)	PCI (2, 3)	Real Estate (1)	PCI (2)
Refreshed LTV
Less than 90 percent	$130,260	$3,390	$73,680	$1,883	$1,033	$5,248
Greater than 90 percent but less than 100 percent	19,907	1,654	14,038	1,186	155	1,578
Greater than 100 percent	43,268	5,548	37,673	9,521	268	4,826
FHA Loans (4)	53,946	–	–	–	–	–

Total home loans	$247,381	$10,592	$125,391	$12,590	$1,456	$11,652

Refreshed FICO score
Less than 620	$27,483	$4,016	$15,494	$3,206	$663	$7,168
Greater than or equal to 620	165,952	6,576	109,897	9,384	793	4,484
FHA Loans (4)	53,946	–	–	–	–	–

Total home loans	$247,381	$10,592	$125,391	$12,590	$1,456	$11,652

(1)	Excludes Countrywide PCI loans.
(2)	Excludes PCI home loans related to the Merrill Lynch acquisition.
(3)	Refreshed LTV is reported using a combined LTV, which measures the carrying value of the combined loans with liens against the property and the available line of credit as a percentage of the appraised value securing the loan.
(4)	Credit quality indicators are not reported for FHA insured loans as principal repayment is insured by the FHA.

Credit Card and Other Consumer

	December 31, 2010
	U.S. Credit	Non-U.S.	Direct/Indirect	Other
(Dollars in millions)	Card	Credit Card	Consumer	Consumer (1)
Refreshed FICO score
Less than 620	$14,159	$631	$6,748	$979
Greater than or equal to 620	99,626	7,528	48,209	961
Other internal credit metrics (2, 3, 4)	–	19,306	35,351	890

Total credit card and other consumer	$113,785	$27,465	$90,308	$2,830

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that have been previously exited by the Corporation.
(2)	Other internal credit metrics may include delinquency status, geography or other factors.
(3)	Direct/indirect consumer includes $24.0 billion of securities-based lending which is overcollateralized and therefore offers minimal credit risk and $7.4 billion of loans the Corporation no longer originates.
(4)	Non-U.S. credit card represents the select European countries’ credit card portfolio and a portion of the Canadian credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At December 31, 2010, 95 percent of this portfolio was current or less than 30 days past due, three percent was 30-89 days past due and two percent was 90 days or more past due.

Commercial (1)

	December 31, 2010
			Commercial		U.S. Small
	U.S.	Commercial	Lease	Non-U.S.	Business
(Dollars in millions)	Commercial	Real Estate	Financing	Commercial	Commercial
Risk Ratings
Pass rated	$160,154	$29,757	$20,754	$30,180	$3,139
Reservable criticized	15,432	19,636	1,188	1,849	988
Refreshed FICO score
Less than 620	n/a	n/a	n/a	n/a	888
Greater than or equal to 620	n/a	n/a	n/a	n/a	5,083
Other internal credit metrics (2, 3)	n/a	n/a	n/a	n/a	4,621

Total commercial credit	$175,586	$49,393	$21,942	$32,029	$14,719

(1)	Includes $204 million of PCI loans related to the commercial portfolio segment and excludes $3.3 billion of loans accounted for under the fair value option.
(2)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.
(3)	U.S. small business commercial includes business card and small business loans which are evaluated using internal credit metrics, including delinquency status. At December 31, 2010, 95 percent was current or less than 30 days past due.
n/a = not applicable

Impaired Loans and Troubled Debt Restructurings
A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, all TDRs, including both commercial and consumer TDRs, and the renegotiated credit card, consumer lending and small business loan portfolios (the renegotiated portfolio). Impaired loans exclude nonperforming consumer loans unless they are classified as TDRs, all commercial leases and all loans accounted for under the fair value option. PCI loans are reported separately on page 171.

168     Bank of America 2010

The following tables present impaired loans related to the Corporation’s home loans and commercial loan portfolio segments at December 31, 2010. Certain impaired home loans and commercial loans do not have a related allowance as the valuation of these impaired loans, determined under current accounting guidance, exceeded the carrying value.

Impaired Loans – Home Loans

	December 31, 2010			2010
	Unpaid			Average	Interest
	Principal	Carrying	Related	Carrying	Income
(Dollars in millions)	Balance	Value	Allowance	Value	Recognized (1)
With no recorded allowance
Residential mortgage	$5,493	$4,382	n/a	$4,429	$184
Home equity	1,411	437	n/a	493	21
Discontinued real estate	361	218	n/a	219	8
With an allowance recorded
Residential mortgage	$8,593	$7,406	$1,154	$5,226	$196
Home equity	1,521	1,284	676	1,509	23
Discontinued real estate	247	177	41	170	7

Total
Residential mortgage	$14,086	$11,788	$1,154	$9,655	$380
Home equity	2,932	1,721	676	2,002	44
Discontinued real estate	608	395	41	389	15

(1)	Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain. See Note 1 – Summary of Significant Accounting Principles for additional information.
n/a = not applicable

Impaired Loans – Commercial

	December 31, 2010			2010
	Unpaid			Average	Interest
	Principal	Carrying	Related	Carrying	Income
(Dollars in millions)	Balance	Value	Allowance	Value	Recognized (1)
With no recorded allowance
U.S. commercial	$968	$441	n/a	$547	$3
Commercial real estate	2,655	1,771	n/a	1,736	8
Non-U.S. commercial	46	28	n/a	9	–
U.S. small business commercial (2)	–	–	n/a	–	–
With an allowance recorded
U.S. commercial	$3,891	$3,193	$336	$3,389	$36
Commercial real estate	5,682	4,103	208	4,813	29
Non-U.S. commercial	572	217	91	190	–
U.S. small business commercial (2)	935	892	445	1,028	34

Total
U.S. commercial	$4,859	$3,634	$336	$3,936	$39
Commercial real estate	8,337	5,874	208	6,549	37
Non-U.S. commercial	618	245	91	199	–
U.S. small business commercial (2)	935	892	445	1,028	34

(1)	Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain. See Note 1 – Summary of Significant Accounting Principles for additional information.
(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.
n/a = not applicable

At December 31, 2010 and 2009, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.
The Corporation seeks to assist customers that are experiencing financial difficulty by renegotiating loans within the renegotiated portfolio while ensuring compliance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all modifications in the renegotiated portfolio are considered to be both TDRs and impaired loans. The renegotiated portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination thereof. The Corporation makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Corporation. Additionally, the Corporation makes loan modifications with consumers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. Under both internal and external programs, customers receive reduced annual percentage rates with fixed payments that amortize loan balances over a 60-month period. Under both programs, for credit card loans, a customer’s charging privileges are revoked.

Bank of America 2010     169

The following tables provide detailed information on the Corporation’s primary modification programs for the renegotiated portfolio. At December 31, 2010, all renegotiated credit card and other consumer loans were considered impaired and have a related allowance as shown in the table below. The allowance for credit card loans is based on the present value of projected cash flows discounted using the interest rate in effect prior to restructuring and prior to any risk-based or penalty-based increase in rate.

Impaired Loans – Credit Card and Other Consumer

	December 31, 2010			2010
	Unpaid			Average	Interest
	Principal	Carrying	Related	Carrying	Income
(Dollars in millions)	Balance	Value (1)	Allowance	Value	Recognized (2)
With an allowance recorded
U.S. credit card	$8,680	$8,766	$3,458	$10,549	$621
Non-U.S. credit card	778	797	506	973	21
Direct/Indirect consumer	1,846	1,858	822	2,126	111

(1)	Includes accrued interest and fees.
(2)	Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain. See Note 1 – Summary of Significant Accounting Principles for additional information.
Renegotiated TDR Portfolio

	Internal Programs
									Percent of Balances Current or
	December 31		External Programs		Other		Total		Less Than 30 Days Past Due
			December 31		December 31		December 31		December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Credit card and other consumer
U.S. credit card	$6,592	$3,159	$1,927	$758	$247	$283	$8,766	$4,200	77.66%	75.43%
Non-U.S. credit card	282	252	176	168	339	435	797	855	58.86	53.02
Direct/Indirect consumer	1,222	1,414	531	539	105	89	1,858	2,042	78.81	75.44
Other consumer	–	54	–	69	–	17	–	140	n/a	68.94

Total consumer	8,096	4,879	2,634	1,534	691	824	11,421	7,237	76.51	72.66

Commercial
U.S. small business commercial	624	776	58	57	6	11	688	844	65.37	64.90

Total commercial	624	776	58	57	6	11	688	844	65.37	64.90

Total renegotiated TDR loans	$8,720	$5,655	$2,692	$1,591	$697	$835	$12,109	$8,081	75.90%	72.96%

n/a = not applicable

At December 31, 2010 and 2009, the Corporation had a renegotiated TDR portfolio of $12.1 billion and $8.1 billion of which $9.2 billion was current or less than 30 days past due under the modified terms at December 31, 2010. The renegotiated TDR portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Current period amounts include the impact of new consolidation guidance which resulted in the consolidation of credit card and certain other securitization trusts.

170     Bank of America 2010

Purchased Credit-impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. In connection with the Countrywide acquisition in 2008, the Corporation acquired PCI loans, substantially all of which were residential mortgage, home equity and discontinued real estate loans. In connection with the Merrill Lynch acquisition in 2009, the Corporation acquired PCI loans, substantially all of which were residential mortgage and commercial loans.
The table below presents the remaining unpaid principal balance and carrying amount, excluding the valuation reserve, for PCI loans at December 31, 2010 and 2009. See Note 7 – Allowance for Credit Losses for additional information.

	December 31
(Dollars in millions)	2010	2009
Consumer
Countrywide
Unpaid principal balance	$41,446	$47,701
Carrying value excluding valuation reserve	34,834	37,541
Merrill Lynch
Unpaid principal balance	1,698	2,388
Carrying value excluding valuation reserve	1,559	2,112

Commercial
Merrill Lynch
Unpaid principal balance	$870	$1,971
Carrying value excluding valuation reserve	204	692

As a result of the adoption of new accounting guidance on PCI loans, beginning January 1, 2010, pooled loans that are modified subsequent to acquisition are not removed from the PCI loan pools and are not considered TDRs. Prior to January 1, 2010, pooled loans that were modified subsequent to acquisition were reviewed to compare modified contractual cash flows to the PCI carrying value. If the present value of the modified cash flows was less than the carrying value, the loan was removed from the PCI loan pool at its carrying value, as well as any related allowance for loan and lease losses, and was classified as a TDR. The carrying value of PCI loan TDRs that were removed from the PCI pool prior to January 1, 2010 totaled $2.1 billion. At December 31, 2010, $1.6 billion of those classified as TDRs were on accrual status. The carrying value of these modified loans, net of allowance, was approximately 65 percent of the unpaid principal balance.
The table below shows activity for the accretable yield on PCI loans. The $14 million and $1.4 billion reclassifications to nonaccretable difference during 2010 and 2009 reflect a reduction in estimated interest cash flows during the year.

(Dollars in millions)
Accretable yield, January 1, 2009	$12,860
Merrill Lynch balance	627
Accretion	(2,859)
Disposals/transfers	(1,482)
Reclassifications to nonaccretable difference	(1,431)

Accretable yield, December 31, 2009	7,715

Accretion	(1,766)
Disposals/transfers	(213)
Reclassifications to nonaccretable difference	(14)

Accretable yield, December 31, 2010	$5,722

Loans Held-for-Sale
The Corporation had LHFS of $35.1 billion and $43.9 billion at December 31, 2010 and 2009. Proceeds from sales, securitizations and paydowns of LHFS were $281.7 billion, $365.1 billion and $142.1 billion for 2010, 2009 and 2008. Proceeds used for originations and purchases of LHFS were $263.0 billion, $369.4 billion and $127.5 billion for 2010, 2009 and 2008.

Bank of America 2010     171

NOTE 7 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses for 2010, 2009 and 2008.

		Credit Card
	Home	and Other		Total Allowance
(Dollars in millions)	Loans	Consumer	Commercial	2010	2009	2008
Allowance for loan and lease losses, January 1, before effect of the January 1 adoption of new consolidation guidance	$15,756	$12,029	$9,415	$37,200	$23,071	$11,588
Allowance related to adoption of new consolidation guidance	573	10,214	1	10,788	n/a	n/a

Allowance for loan and lease losses, January 1	16,329	22,243	9,416	47,988	23,071	11,588
Loans and leases charged off	(10,915)	(20,865)	(5,610)	(37,390)	(35,483)	(17,666)
Recoveries of loans and leases previously charged off	396	2,034	626	3,056	1,795	1,435

Net charge-offs	(10,519)	(18,831)	(4,984)	(34,334)	(33,688)	(16,231)

Provision for loan and lease losses	13,335	12,115	2,745	28,195	48,366	26,922
Other	107	(64)	(7)	36	(549)	792

Allowance for loan and lease losses, December 31	19,252	15,463	7,170	41,885	37,200	23,071

Reserve for unfunded lending commitments, January 1	–	–	1,487	1,487	421	518
Provision for unfunded lending commitments	–	–	240	240	204	(97)
Other	–	–	(539)	(539)	862	–

Reserve for unfunded lending commitments, December 31	–	–	1,188	1,188	1,487	421

Allowance for credit losses, December 31	$19,252	$15,463	$8,358	$43,073	$38,687	$23,492

n/a = not applicable

In 2010, the Corporation recorded $2.2 billion in provision for credit losses with a corresponding increase in the valuation reserve included as part of the allowance for loan and lease losses specifically for the PCI loan portfolio. This compared to $3.5 billion in 2009 and $750 million in 2008. The amount of the allowance for loan and lease losses associated with the PCI loan portfolio was $6.4 billion, $3.9 billion and $750 million at December 31, 2010, 2009 and 2008, respectively.
The “other” amount under allowance for loan and lease losses for 2009 includes a $750 million reduction in the allowance for loan and lease losses related to $8.5 billion of credit card loans that were exchanged for a $7.8 billion HTM debt security partially offset by a $340 million increase associated with the reclassification to other assets of the amount reimbursable under residential mortgage cash collateralized synthetic securitizations. The 2008

“other” amount under allowance for loan and lease losses includes the $1.2 billion addition of the Countrywide allowance for loan losses as of July 1, 2008.
The “other” amount under the reserve for unfunded lending commitments for 2009 includes the remaining balance of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded positions. This amount in 2010 represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.
The table below represents the allowance and the carrying value of outstanding loans and leases by portfolio segment at December 31, 2010.

		Credit Card
		and Other
(Dollars in millions)	Home Loans	Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,871	$4,786	$1,080	$7,737
Carrying value	13,904	11,421	10,645	35,970
Allowance as a percentage of outstandings	13.46%	41.91%	10.15%	21.51%

Collectively evaluated for impairment
Allowance for loan and lease losses	$10,964	$10,677	$6,078	$27,719
Carrying value (3)	358,765	222,967	282,820	864,552
Allowance as a percentage of outstandings (3)	3.06%	4.79%	2.15%	3.21%

Purchased credit-impaired loans
Allowance for loan and lease losses	$6,417	n/a	$12	$6,429
Carrying value	36,393	n/a	204	36,597
Allowance as a percentage of outstandings	17.63%	n/a	5.76%	17.57%

Total
Allowance for loan and lease losses	$19,252	$15,463	$7,170	$41,885
Carrying value (3)	409,062	234,388	293,669	937,119
Allowance as a percentage of outstandings (3)	4.71%	6.60%	2.44%	4.47%

(1)	Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are classified as TDRs, and all commercial loans and leases which are accounted for under the fair value option.
(2)	Commercial impaired allowance for loan and lease losses includes $445 million related to U.S. small business commercial renegotiated TDR loans.
(3)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $3.3 billion at December 31, 2010.
n/a = not applicable

172     Bank of America 2010

NOTE 8 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The Corporation also administers structures or invests in other VIEs including CDOs, investment vehicles and other entities.
A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. In accordance with the new consolidation guidance effective January 1, 2010, the Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As a result of this change in accounting, the Corporation consolidated certain VIEs and former QSPEs that were previously unconsolidated. Incremental assets of newly consolidated VIEs on January 1, 2010, after elimination of intercompany balances and net of deferred taxes, included $69.7 billion in credit card securitizations, $15.6 billion in commercial paper conduits, $4.7 billion in home equity securitizations, $4.7 billion in municipal bond trusts and $5.7 billion in other VIEs. The net incremental impact of this accounting change on the Corporation’s Consolidated Balance Sheet is set forth in the table below. The net effect of the accounting change on January 1, 2010 shareholders’ equity was a $6.2 billion charge to retained earnings, net-of-tax, primarily from the increase in the allowance for loan and lease losses, as well as a $116 million charge to accumulated OCI, net-of-tax, for the net unrealized losses on AFS debt securities in newly consolidated VIEs.

	Ending		Beginning
	Balance Sheet	Net Increase	Balance Sheet
(Dollars in millions)	December 31, 2009	(Decrease)	January 1, 2010
Assets
Cash and cash equivalents	$121,339	$2,807	$124,146
Trading account assets	182,206	6,937	189,143
Derivative assets	87,622	556	88,178
Debt securities:
Available-for-sale	301,601	(2,320)	299,281
Held-to-maturity	9,840	(6,572)	3,268

Total debt securities	311,441	(8,892)	302,549

Loans and leases	900,128	102,595	1,002,723
Allowance for loan and lease losses	(37,200)	(10,788)	(47,988)

Loans and leases, net of allowance	862,928	91,807	954,735

Loans held-for-sale	43,874	3,025	46,899
Deferred tax asset	27,279	3,498	30,777
All other assets	593,543	701	594,244

Total assets	$2,230,232	$100,439	$2,330,671

Liabilities
Commercial paper and other short-term borrowings	$69,524	$22,136	$91,660
Long-term debt	438,521	84,356	522,877
All other liabilities	1,490,743	217	1,490,960

Total liabilities	1,998,788	106,709	2,105,497

Shareholders’ equity
Retained earnings	71,233	(6,154)	65,079
Accumulated other comprehensive income (loss)	(5,619)	(116)	(5,735)
All other shareholders’ equity	165,830	–	165,830

Total shareholders’ equity	231,444	(6,270)	225,174

Total liabilities and shareholders’ equity	$2,230,232	$100,439	$2,330,671

Bank of America 2010     173

The following tables present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2010 and 2009, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum exposure to loss at December 31, 2010 and 2009 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum exposure to loss does not include losses previously recognized through write-downs of assets on the Corporation’s Consolidated Balance Sheet.
The Corporation invests in asset-backed securities issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Trading Account Assets and Liabilities and Note 5 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities as described in Note 13 – Long-term Debt. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 6 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within GWIM, to provide investment opportunities for clients. Prior to 2010, the Corporation provided support to certain of these cash funds in the form of capital commitments in the event the net asset value per unit of a fund declined below certain thresholds. The Corporation recorded a loss of

$195 million in 2009 as the result of these commitments, which were terminated in 2009. These VIEs, which are not consolidated by the Corporation, are not included in the tables within this Note.
Except as described below and with regard to the cash funds, as of December 31, 2010, the Corporation has not provided financial support to consolidated or unconsolidated VIEs that it was not previously contractually required to provide, nor does it intend to do so.

Mortgage-related Securitizations

First-lien Mortgages
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of MBS guaranteed by GSEs, or GNMA in the case of FHA-insured and U.S. Department of Veteran Affairs (VA)-guaranteed mortgage loans. Securitization occurs in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for 2010 and 2009.

	Residential Mortgage
			Non-Agency						Commercial
	Agency		Prime		Subprime		Alt-A		Mortgage
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Cash proceeds from new securitizations (1)	$243,901	$346,448	$–	$–	$–	$–	$7	$–	$4,227	$313
Gain (loss) on securitizations, net of hedges (2)	(473)	73	–	–	–	–	–	–	–	–
Cash flows received on residual interests	–	–	18	25	58	71	2	5	20	23

(1)	The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.
(2)	Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During 2010 and 2009, the Corporation recognized $5.1 billion and $5.5 billion of gains on these LHFS, net of hedges.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $23.7 billion in connection with agency first-lien residential mortgage securitizations in 2010. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During 2010, there were no changes to the initial classification.
The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $6.4 billion and $6.2 billion in 2010 and 2009. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $24.3 billion and $19.3 billion at December 31, 2010 and 2009. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During 2010 and 2009, $14.5 billion and $13.1 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications. The majority of these loans repurchased were FHA insured mortgages collateralizing GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $21 million and $49 million in 2010 and 2009. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $156 million and $109 million at December 31, 2010 and 2009.

174     Bank of America 2010

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2010 and 2009.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31				December 31				December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Unconsolidated VIEs
Maximum loss exposure (1)	$44,988	$14,398	$2,794	$4,068	$416	$224	$651	$996	$1,199	$1,877

On-balance sheet assets
Senior securities held (2):
Trading account assets	$9,526	$2,295	$147	$201	$126	$12	$645	$431	$146	$469
AFS debt securities	35,400	12,103	2,593	3,845	234	188	–	561	984	1,215
Subordinate securities held (2):
Trading account assets	–	–	–	–	12	–	–	–	8	122
AFS debt securities	–	–	39	13	35	22	6	4		23
Residual interests held	62	–	6	9	9	2	–	–	61	48
All other assets	–	–	9	–	–	–	–	–	–	–

Total retained positions	$44,988	$14,398	$2,794	$4,068	$416	$224	$651	$996	$1,199	$1,877

Principal balance outstanding (3)	$1,297,159	$1,255,650	$75,762	$81,012	$92,710	$83,065	$116,233	$147,072	$73,597	$65,397

Consolidated VIEs
Maximum loss exposure (1)	$32,746	$1,683	$46	$472	$42	$1,261	$–	$–	$–	$–

On-balance sheet assets
Loans and leases	$32,563	$1,689	$–	$–	$–	$450	$–	$–	$–	$–
Allowance for loan and lease losses	(37)	(6)	–	–	–	–	–	–	–	–
Loans held-for-sale	–	–	–	436	732	2,030	–	–	–	–
All other assets	220	–	46	86	16	271	–	–	–	–

Total assets	$32,746	$1,683	$46	$522	$748	$2,751	$–	$–	$–	$–

On-balance sheet liabilities
Long-term debt	$–	$–	$–	$48	$–	$1,737	$–	$–	$–	$–
All other liabilities	3	–	9	3	768	3	–	–	–	–

Total liabilities	$3	$–	$9	$51	$768	$1,740	$–	$–	$–	$–

(1)	Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances. For more information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees.
(2)	As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2010 and 2009, there were no OTTI losses recorded on those securities classified as AFS debt securities.
(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

Bank of America 2010     175

Home Equity Mortgages
The Corporation maintains interests in home equity securitization trusts to which the Corporation transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during 2010 and 2009. Collections reinvested in revolving period securitizations were $21 million and $177 million during 2010 and 2009. Cash flows received on residual interests were $12 million and $35 million in 2010 and 2009.
The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at December 31, 2010 and 2009.

	December 31
	2010			2009
		Retained		Retained
		Interests in		Interests in
	Consolidated	Unconsolidated		Unconsolidated
(Dollars in millions)	VIEs	VIEs	Total	VIEs
Maximum loss exposure (1)	$3,192	$9,132	$12,324	$13,947

On-balance sheet assets
Trading account assets (2, 3)	$–	$209	$209	$16
Available-for-sale debt securities (3, 4)	–	35	35	147
Loans and leases	3,529	–	3,529	–
Allowance for loan and lease losses	(337)	–	(337)	–

Total	$3,192	$244	$3,436	$163

On-balance sheet liabilities
Long-term debt	$3,635	$–	$3,635	$–
All other liabilities	23	–	23	–

Total	$3,658	$–	$3,658	$–

Principal balance outstanding	$3,529	$20,095	$23,624	$31,869

(1)	For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties and corporate guarantees.
(2)	At December 31, 2010 and 2009, $204 million and $15 million of the debt securities classified as trading account assets were senior securities and $5 million and $1 million were subordinate securities.
(3)	As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2010 and 2009, there were no OTTI losses recorded on those securities classified as AFS debt securities.
(4)	At December 31, 2010 and 2009, $35 million and $47 million represent subordinate debt securities held. At December 31, 2009, $100 million are residual interests classified as AFS debt securities.

Under the terms of the Corporation’s home equity loan securitizations, advances are made to borrowers when they draw on their lines of credit and the Corporation is reimbursed for those advances from the cash flows in the securitization. During the revolving period of the securitization, this reimbursement normally occurs within a short period after the advance. However, when certain securitization transactions have begun a rapid amortization period, reimbursement of the Corporation’s advance occurs only after other parties in the securitization have received all of the cash flows to which they are entitled. This has the effect of extending the time period for which the Corporation’s advances are outstanding. In addition, if loan losses requiring draws on monoline insurers’ policies, which protect the bondholders in the securitization, exceed a specified threshold or duration, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment.
Substantially all of the home equity loan securitizations for which the Corporation has an obligation to provide subordinate advances have entered rapid amortization. The Corporation evaluates each of these securitizations for potential losses due to non-recoverable advances by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and potential cash flow shortfalls during rapid amortization. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At December 31, 2010 and 2009, home equity loan securitization transactions in rapid amortization, including both consolidated and unconsolidated trusts, had $12.5 billion and $14.1 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. At December 31, 2010, the remaining $93 million of trust certificates outstanding related to these types of securitization transactions are expected to enter rapid amortization during the next 12 months. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the performance of the loans, the amount of subsequent draws and the timing of related cash flows. At December 31, 2010 and 2009, the reserve for losses on expected future draw obligations on the home equity loan securitizations in or expected to be in rapid amortization was $131 million and $178 million.
The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $79 million and $128 million of servicing fee income related to home equity securitizations during 2010 and 2009. The Corporation repurchased $17 million and $31 million of loans from home equity securitization trusts in order to perform modifications or pursuant to clean up calls during 2010 and 2009.

176     Bank of America 2010

Credit Card Securitizations
The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trusts includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests including senior and subordinate securities, discount receivables, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The Corporation consolidated all credit card securitization trusts on

January 1, 2010 in accordance with new consolidation guidance. Certain retained interests, including senior and subordinate securities, were eliminated in consolidation. The seller’s interest in the trusts, which is pari passu to the investors’ interest, and the discount receivables continue to be classified in loans and leases.
The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at December 31, 2010 and 2009.

	December 31
	2010	2009
	Consolidated	Retained Interests in
(Dollars in millions)	VIEs	Unconsolidated VIEs
Maximum loss exposure (1)	$36,596	$32,167

On-balance sheet assets
Trading account assets	$–	$80
Available-for-sale debt securities (2)	–	8,501
Held-to-maturity securities (2)	–	6,573
Loans and leases (3)	92,104	14,905
Allowance for loan and lease losses	(8,505)	(1,727)
Derivative assets	1,778	–
All other assets (4)	4,259	1,547

Total	$89,636	$29,879

On-balance sheet liabilities
Long-term debt	$52,781	$–
All other liabilities	259	–

Total	$53,040	$–

Trust loans	$92,104	$103,309

(1)	At December 31, 2009, maximum loss exposure represents the total retained interests held by the Corporation and also includes $2.3 billion related to a liquidity support commitment the Corporation provided to one of the U.S. Credit Card Securitization Trust’s commercial paper program. This commercial paper program was terminated in 2010.
(2)	As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2009, there were no OTTI losses recorded on those securities classified as AFS or HTM debt securities.
(3)	At December 31, 2010 and 2009, loans and leases includes $20.4 billion and $10.8 billion of seller’s interest and $3.8 billion and $4.1 billion of discount receivables.
(4)	At December 31, 2010, all other assets includes restricted cash accounts and unbilled accrued interest and fees. At December 31, 2009, all other assets includes discount subordinate interests in accrued interest and fees on the securitized receivables, cash reserve accounts and interest-only strips which are carried at fair value.

During 2010, $2.9 billion of new senior debt securities were issued to external investors from the credit card securitization trusts. There were no new debt securities issued to external investors from the credit card securitization trusts during 2009. Collections reinvested in revolving period securitizations were $133.8 billion and cash flows received on residual interests were $5.5 billion during 2009.
At December 31, 2009, there were no recognized servicing assets or liabilities associated with any of the credit card securitization transactions. The Corporation recorded $2.0 billion in servicing fees related to credit card securitizations during 2009.
During 2010 and 2009, subordinate securities with a notional principal amount of $11.5 billion and $7.8 billion and a stated interest rate of zero percent were issued by certain credit card securitization trusts to the Corporation. In addition, the Corporation has elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation has subordinated a portion of its seller’s interest to the investors’ interest. These actions, which were specifically permitted by the terms of the trust documents, were taken in an effort to address the decline in the excess spread of the U.S. and U.K. Credit Card Securitization Trusts. As these trusts were consolidated on January 1, 2010, the issuance of subordinate securities and the discount receivables election had no impact on the Corporation’s consolidated results during 2010 or 2009. At December 31, 2009, the carrying amount and fair value of the retained subordinate securities were $6.6 billion and $6.4 billion. These balances were eliminated on January 1, 2010 with the consolidation of the trusts. The outstanding principal balance of discount receivables, which are classified in loans and leases, was $3.8 billion and $4.1 billion at December 31, 2010 and 2009.

Bank of America 2010     177

Other Asset-backed Securitizations
Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at December 31, 2010 and 2009.

					Automobile and Other
	Resecuritization Trusts		Municipal Bond Trusts		Securitization Trusts
	December 31		December 31		December 31
(Dollars in millions)	2010	2009	2010	2009	2010	2009
Unconsolidated VIEs
Maximum loss exposure	$21,425	$543	$4,261	$10,143	$141	$2,511

On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$2,324	$543	$255	$155	$–	$–
AFS debt securities	17,989	–	–	–	109	2,212
Subordinate securities held (1, 2):
Trading account assets	2	–	–	–	–	–
AFS debt securities	1,036	–	–	–	–	195
Residual interests held (3)	74	–	–	203	–	83
All other assets	–	–	–	–	17	5

Total retained positions	$21,425	$543	$255	$358	$126	$2,495

Total assets of VIEs	$55,006	$7,443	$6,108	$12,247	$774	$3,636

Consolidated VIEs
Maximum loss exposure	$–	$–	$4,716	$241	$2,061	$908

On-balance sheet assets
Trading account assets	$68	$–	$4,716	$241	$–	$–
Loans and leases	–	–	–	–	9,583	8,292
Allowance for loan and lease losses	–	–	–	–	(29)	(101)
All other assets	–	–	–	–	196	25

Total assets	$68	$–	$4,716	$241	$9,750	$8,216

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$–	$–	$4,921	$–	$–	$–
Long-term debt	68	–	–	–	7,681	7,308
All other liabilities	–	–	–	2	101	–

Total liabilities	$68	$–	$4,921	$2	$7,782	$7,308

(1)	As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2010 and 2009, there were no significant OTTI losses recorded on those securities classified as AFS debt securities.
(2)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
(3)	The retained residual interests are carried at fair value which was derived using model valuations (Level 3 of the fair value hierarchy).

Resecuritization Trusts
The Corporation transfers existing securities, typically MBS, into resecuritization vehicles at the request of customers seeking securities with specific characteristics. The Corporation may also enter into resecuritizations of securities within its investment portfolio for purposes of improving liquidity and capital, and managing credit or interest rate risk. Generally, there are no significant ongoing activities performed in a resecuritization trust and no single investor has the unilateral ability to liquidate the trust.
During 2010, the Corporation resecuritized $97.7 billion of MBS, including $71.3 billion of securities purchased from third parties compared to $49.2 billion in 2009. Net losses upon sale totaled $144 million during 2010 compared to net gains of $213 million in 2009. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of subordinate securities, the Corporation does not consolidate the trust. Prior to 2010, these resecuritization trusts were typically QSPEs and as such were not subject to consolidation by the Corporation.

Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly rated, long-term, fixed-rate municipal bonds. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monolines. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third-party investors. The Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities unless the bond’s credit rating has declined below investment-grade or there has been an event of default or bankruptcy of the issuer and insurer.

178     Bank of America 2010

The Corporation also provides credit enhancement to investors in certain municipal bond trusts whereby the Corporation guarantees the payment of interest and principal on floating-rate certificates issued by these trusts in the event of default by the issuer of the underlying municipal bond. If a customer holds the residual interest in a trust, that customer typically has the unilateral ability to liquidate the trust at any time, while the Corporation typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. This arrangement is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing losses incurred on assets held within that trust. The weighted-average remaining life of bonds held in the trusts at December 31, 2010 was 13.3 years. There were no material write-downs or downgrades of assets or issuers during 2010.
During 2010 and 2009, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $1.2 billion and $664 million. At December 31, 2010 and 2009, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.2 billion and $6.9 billion.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $4.0 billion and $9.8 billion at December 31, 2010 and 2009.

Automobile and Other Securitization Trusts
The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At December 31, 2010, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $10.5 billion, including trusts collateralized by automobile loans of $8.4 billion, student loans of $1.3 billion, and other loans and receivables of $774 million. At December 31, 2009, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $11.9 billion, including trusts collateralized by automobile loans of $11.0 billion and other loans of $905 million. The Corporation transferred $3.0 billion of automobile loans, $1.3 billion of student loans and $303 million of other receivables to the trusts during 2010 and $9.0 billion of automobile loans during 2009.

Multi-seller Conduits
The Corporation previously administered four multi-seller conduits which provided a low-cost funding alternative to the conduits’ customers by facilitating access to the commercial paper market. These customers sold or otherwise transferred assets to the conduits, which in turn issued short-term commercial paper that was rated high-grade and was collateralized by the underlying assets. The Corporation provided combinations of liquidity and SBLCs to the conduits for the benefit of third-party investors. These commitments had an aggregate notional amount outstanding of $34.5 billion at December 31, 2009. The Corporation liquidated the four conduits and terminated all liquidity and other commitments during 2010. Liquidation of the conduits did not impact the Corporation’s consolidated results of operations.
The table below summarizes select information related to multi-seller conduits in which the Corporation held a variable interest at December 31, 2009.

	December 31, 2009
(Dollars in millions)	Consolidated	Unconsolidated	Total
Maximum loss exposure	$9,388	$25,135	$34,523

On-balance sheet assets
Available-for-sale debt securities	$3,492	$–	$3,492
Held-to-maturity debt securities	2,899	–	2,899
Loans and leases	318	318	636
All other assets	4	60	64

Total	$6,713	$378	$7,091

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$6,748	$–	$6,748

Total	$6,748	$–	$6,748

Total assets of VIEs	$6,713	$13,893	$20,606

Bank of America 2010     179

Collateralized Debt Obligation Vehicles
CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed-income securities. CLOs are a subset of CDOs which hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third-party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a credit default swap counterparty for synthetic CDOs. The

Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.
The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at December 31, 2010 and 2009.

	December 31
	2010			2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure (1)	$2,971	$3,828	$6,799	$3,863	$6,987	$10,850

On-balance sheet assets
Trading account assets	$2,485	$884	$3,369	$2,785	$1,253	$4,038
Derivative assets	207	890	1,097	–	2,085	2,085
Available-for-sale debt securities	769	338	1,107	1,414	368	1,782
All other assets	24	123	147	–	166	166

Total	$3,485	$2,235	$5,720	$4,199	$3,872	$8,071

On-balance sheet liabilities
Derivative liabilities	$–	$58	$58	$–	$781	$781
Long-term debt	3,162	–	3,162	2,753	–	2,753

Total	$3,162	$58	$3,220	$2,753	$781	$3,534

Total assets of VIEs	$3,485	$43,476	$46,961	$4,199	$56,590	$60,789

(1)	Maximum loss exposure is net of credit protection purchased from the CDO with which the Corporation has involvement but has not been reduced to reflect the benefit of insurance purchased from other third parties.

The Corporation’s maximum loss exposure of $6.8 billion at December 31, 2010 includes $1.8 billion of super senior CDO exposure, $2.2 billion of exposure to CDO financing facilities and $2.8 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties other than the CDO itself. Net of purchased insurance but including securities retained from liquidations of CDOs, the Corporation’s net exposure to super senior CDO-related positions was $1.2 billion at December 31, 2010. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at December 31, 2010 totaled $2.6 billion, all of which has recourse to the general credit of the Corporation.
At December 31, 2010, the Corporation had $951 million notional amount of super senior CDO liquidity exposure, including derivatives and other exposures with third parties that hold super senior cash positions on the Corporation’s behalf and to certain synthetic CDOs through which the Corporation is obligated to purchase super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps written by the CDO vehicles. Liquidity-related commitments also include $1.7 billion notional amount of derivative contracts with unconsolidated special purpose entities (SPEs), principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. These derivatives comprise substantially all of the $1.7 billion notional amount of derivative contracts through which the Corporation obtains funding from third-party SPEs, as described in Note 14 – Commitments and Contingencies. The Corporation’s $2.7 billion of aggregate liquidity exposure to CDOs at December 31, 2010 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.
The Corporation’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets. The Corporation has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing the Corporation’s maximum exposure to loss.

180     Bank of America 2010

Customer Vehicles
Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.
The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at December 31, 2010 and 2009.

	December 31
	2010			2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$4,449	$2,735	$7,184	$277	$10,229	$10,506

On-balance sheet assets
Trading account assets	$3,458	$876	$4,334	$183	$1,334	$1,517
Derivative assets	1	722	723	78	4,815	4,893
Loans and leases	–	–	–	–	65	65
Loans held-for-sale	959	–	959	–	–	–
All other assets	1,429	–	1,429	16	–	16

Total	$5,847	$1,598	$7,445	$277	$6,214	$6,491

On-balance sheet liabilities
Derivative liabilities	$1	$23	$24	$–	$267	$267
Commercial paper and other short-term borrowings	–	–	–	22	–	22
Long-term debt	3,457	–	3,457	50	74	124
All other liabilities	–	140	140	–	1,357	1,357

Total	$3,458	$163	$3,621	$72	$1,698	$1,770

Total assets of VIEs	$5,847	$6,090	$11,937	$277	$16,487	$16,764

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had approximately $338 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at December 31, 2010.
Repackaging vehicles issue notes that are designed to incorporate risk characteristics desired by customers. The vehicles hold debt instruments such as corporate bonds, convertible bonds or asset-backed securities with the desired credit risk profile. The Corporation enters into derivatives with the vehicles to change the interest rate or foreign currency profile of the debt instruments. If a vehicle holds convertible bonds and the Corporation retains the conversion option, the Corporation is deemed to have controlling financial interest and consolidates the vehicle.
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
The Corporation’s maximum exposure to loss from customer vehicles includes the notional amount of the credit or equity derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the vehicles. It has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements.

Bank of America 2010     181

Other Variable Interest Entities
Other consolidated VIEs primarily include investment vehicles, a collective investment fund, leveraged lease trusts and asset acquisition conduits. Other unconsolidated VIEs primarily include investment vehicles and real estate vehicles.
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2010 and 2009.

	December 31
	2010			2009
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$19,248	$8,796	$28,044	$12,073	$11,290	$23,363

On-balance sheet assets
Trading account assets	$8,900	$–	$8,900	$269	$–	$269
Derivative assets	–	228	228	1,096	83	1,179
Available-for-sale debt securities	1,832	73	1,905	1,822	–	1,822
Loans and leases	7,690	1,122	8,812	7,820	1,200	9,020
Allowance for loan and lease losses	(27)	(22)	(49)	(29)	(10)	(39)
Loans held-for-sale	262	949	1,211	197	–	197
All other assets	937	6,440	7,377	1,285	8,777	10,062

Total	$19,594	$8,790	$28,384	$12,460	$10,050	$22,510

On-balance sheet liabilities
Derivative liabilities	$–	$9	$9	$–	$80	$80
Commercial paper and other short-term borrowings	1,115	–	1,115	965	–	965
Long-term debt	229	–	229	33	–	33
All other liabilities	8,683	1,657	10,340	3,123	1,466	4,589

Total	$10,027	$1,666	$11,693	$4,121	$1,546	$5,667

Total assets of VIEs	$19,594	$13,416	$33,010	$12,460	$14,819	$27,279

Investment Vehicles
The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At December 31, 2010 and 2009, the Corporation’s consolidated investment vehicles had total assets of $5.6 billion and $5.7 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $7.9 billion and $8.8 billion at December 31, 2010 and 2009. The Corporation’s maximum exposure to loss associated with both consolidated and unconsolidated investment vehicles totaled $8.7 billion and $10.7 billion at December 31, 2010 and 2009.
On January 1, 2010, the Corporation consolidated $2.5 billion of investment vehicles. This amount included a real estate investment fund with assets of $1.5 billion which is designed to provide returns to clients through limited partnership holdings. At that time, the Corporation was the general partner and also had a limited partnership interest in the fund. The Corporation provided support to the fund and therefore considers the fund to be a VIE. In late 2010, the Corporation transferred its general partnership interest to a third party, conveying all ongoing management responsibilities to that third party. As a result, the Corporation deconsolidated the fund because it no longer has a controlling financial interest. The Corporation continues to retain a limited partnership interest, which is included in the table above.

Collective Investment Funds
The Corporation is trustee for certain common and collective investment funds that provide investment opportunities for eligible clients of GWIM. These funds, which had total assets of $21.2 billion at December 31, 2010, hold a variety of cash, debt and equity investments. The Corporation does not have a variable interest in these funds, except as described below.
In 2010, the governing documents of a stable value collective investment fund with total assets of $8.1 billion at December 31, 2010 were modified to facilitate the planned liquidation of the fund. The modifications resulted in the termination of third-party insurance contracts which were replaced by a guarantee from the Corporation of the net asset value of the fund, which principally holds short-term U.S. Treasury and agency securities. In addition, the Corporation acquired the unilateral ability to replace the fund’s asset manager. As a result of these changes, the Corporation acquired a controlling financial interest in and consolidated the fund. Consolidation did not have a significant impact on the Corporation’s 2010 results of operations. This fund was not previously consolidated because the Corporation did not have the unilateral power to replace the asset manager, nor did it have a variable interest in the fund that was more than insignificant. Liquidation of the fund will be finalized in 2011.

182     Bank of America 2010

Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $5.2 billion and $5.6 billion at December 31, 2010 and 2009. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is nonrecourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Asset Acquisition Conduits
The Corporation currently administers two asset acquisition conduits which acquire assets on behalf of the Corporation or its customers. The Corporation liquidated a third conduit during 2010. Liquidation of the conduit did not impact the Corporation’s consolidated results of operations.
These conduits had total assets of $640 million and $2.2 billion at December 31, 2010 and 2009. One of the conduits acquires assets at the request of customers who wish to benefit from the economic returns of the specified assets on a leveraged basis, which consist principally of liquid exchange-traded equity securities. The second conduit holds subordinate AFS debt securities for the Corporation’s benefit. The conduits obtain funding by issuing commercial paper and subordinate certificates to third-party investors. Repayment of the commercial paper and certificates is assured by total return swaps between the Corporation and the conduits. When a conduit acquires assets for the benefit of the Corporation’s customers, the Corporation enters into back-to-back total return swaps with the conduit and the customer such that the economic returns of the assets are passed through to the customer. The Corporation’s exposure to the counterparty credit risk of its customers is mitigated by the ability to liquidate an asset held in the conduit if the customer defaults on its obligation. The Corporation receives fees for serving as commercial paper placement agent and for providing administrative services to the conduits. At December 31, 2010 and 2009, the Corporation did not hold any commercial paper issued by the asset acquisition conduits other than incidentally and in its role as a commercial paper dealer.

Real Estate Vehicles
The Corporation held investments in unconsolidated real estate vehicles of $5.4 billion and $4.8 billion at December 31, 2010 and 2009, which consisted of limited partnership investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Transactions
In 2010 and prior years, the Corporation transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At December 31, 2010 and 2009, the Corporation’s maximum loss exposure under these financing arrangements was $6.5 billion and $6.8 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the table on page 182 because the purchasers are not VIEs.

NOTE 9 Representations and Warranties Obligations and Corporate Guarantees

Background
The Corporation securitizes first-lien residential mortgage loans, generally in the form of MBS guaranteed by GSEs or GNMA in the case of FHA-insured and VA-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries have sold pools of first-lien residential mortgage loans, home equity loans and other second-lien loans as private-label securitizations or in the form of whole loans. In connection with these transactions, the Corporation or certain subsidiaries or legacy companies made various representations and warranties. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in a requirement to repurchase mortgage loans, or to otherwise make whole or provide other remedy to a whole-loan buyer or securitization trust. In such cases, the Corporation would be exposed to any subsequent credit loss on the mortgage loans. The Corporation’s credit loss would be reduced by any recourse to sellers of loans (i.e., correspondents) for representations and warranties previously provided. When a loan was originated by a third-party correspondent, the Corporation typically has the right to seek a recovery of related repurchase losses from the correspondent originator. At December 31, 2010, loans purchased from correspondents comprised approximately 25 percent of loans underlying outstanding repurchase demands. During 2010, the Corporation experienced a decrease in recoveries from correspondents, however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents (e.g., active, inactive, out-of-business originators) from which recoveries are sought.
Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the securitization trustee or the whole-loan buyer as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monolines have insured all or some of the related bonds issued, by the monoline insurer at any time over the life of the loan. Importantly, in the case of non-GSE loans, the contractual liability to repurchase arises if there is a breach of the representations and warranties that materially and adversely affects the interest of all investors, or if there is a breach of other standards established by the terms of the related sale agreement. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first few years after origination, generally after a loan has defaulted. However, in recent periods the time horizon has lengthened due to increased repurchase request activity across all vintages.
The Corporation’s current operations are structured to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with its underwriting procedures and by servicing those mortgages consistent with its contractual obligations. In addition, certain securitizations include guarantees written to protect certain purchasers of the loans from credit losses up to a specified amount. The fair value of the probable losses to be absorbed under the representations and warranties obligations and the guarantees is recorded as an accrued liability when the loans are sold. The liability for probable losses is updated by accruing a representations and warranties provision in mortgage banking income throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate

Bank of America 2010     183

the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, probability that a repurchase request will be received, number of payments made by the borrower prior to default and probability that a loan will be required to be repurchased. Historical experience also considers recent events such as the agreements with the GSEs on December 31, 2010, as discussed below. Changes to any one of these factors could significantly impact the estimate of the Corporation’s liability.
Although the timing and volume has varied, repurchase and similar requests have increased in recent periods from buyers and insurers, including monolines. The Corporation expects that efforts to attempt to assert repurchase requests by monolines, whole-loan investors and private-label securitization investors may increase in the future. A loan-by-loan review of all properly presented repurchase requests is performed and demands have been and will continue to be contested to the extent not considered valid. In addition, the Corporation may reach a bulk settlement with a counterparty (in lieu of the loan-by-loan review process), on terms determined to be advantageous to the Corporation.
On December 31, 2010, the Corporation reached agreements with the GSEs under which the Corporation paid $2.8 billion to resolve repurchase claims involving certain residential mortgage loans sold directly to the GSEs by entities related to legacy Countrywide. The agreements with FHLMC for $1.28 billion extinguishes all outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FHLMC through 2008, subject to certain exceptions the Corporation does not believe to be material. The agreement with FNMA for $1.52 billion substantially resolves the existing pipeline of repurchase and make-whole claims outstanding as of September 20, 2010 arising out of alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FNMA. These agreements with the GSEs do not cover legacy Bank of America first-lien residential mortgage loans sold directly to the GSEs, other loans sold to the GSEs other than described above, loan servicing obligations, other contractual obligations or loans contained in private-label securitizations.
Overall, repurchase requests and disputes with buyers and insurers regarding representations and warranties have increased in recent periods which has resulted in an increase in unresolved repurchase requests for monolines and other non-GSE counterparties. Generally the volume of unresolved repurchase requests from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. The volume of repurchase claims as a percentage of the volume of loans purchased arising from loans sourced from brokers or purchased from third-party sellers is relatively consistent with the volume of repurchase claims as a percentage of the volume of loans originated by the Corporation or its subsidiaries or legacy companies.
The table below presents outstanding claims by counterparty and product type at December 31, 2010 and 2009. The information for 2010 reflects the impact of the recent agreements with the GSEs.
Outstanding Claims by Counterparty and Product

	December 31
(Dollars in millions)	2010	2009
By counterparty
GSEs	$2,821	$3,284
Monolines	4,799	2,944
Whole loan and private-label securitization investors and other (1)	3,067	1,372

Total outstanding claims by counterparty	$10,687	$7,600

By product type
Prime loans	$2,040	$1,778
Alt-A	1,190	1,629
Home equity	3,658	2,223
Pay option	2,889	1,122
Subprime	734	540
Other	176	308

Total outstanding claims by product type	$10,687	$7,600

(1)	December 31, 2010 includes $1.7 billion in claims contained in correspondence from private-label securitizations investors that do not have the right to demand repurchase of loans directly or the right to access loan files. The inclusion of these claims in the amounts noted does not mean that the Corporation believes these claims have satisfied the contractual thresholds to direct the securitization trustee to take action or are otherwise procedurally or substantively valid.

As presented in the table on page 185, during 2010 and 2009, the Corporation paid $5.2 billion and $2.6 billion to resolve $6.6 billion and $3.0 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $3.5 billion and $1.6 billion. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monolines.

184     Bank of America 2010

The table below presents first-lien and home equity loan repurchases and indemnification payments for 2010 and 2009. These amounts include the agreement that was reached with FNMA as discussed on page 184. These amounts do not include $1.3 billion paid related to the agreement with FHLMC due to the global nature of the agreement and, specifically, the absence of a formal apportionment of the agreement amount between current and future claims.
Loan Repurchases and Indemnification Payments

	December 31
	2010			2009
	Unpaid			Unpaid
	Principal			Principal
(Dollars in millions)	Balance	Cash	Loss	Balance	Cash	Loss
First-lien
Repurchases	$2,557	$2,799	$1,142	$1,461	$1,588	$583
Indemnification payments	3,785	2,173	2,173	1,267	730	730

Total first-lien	6,342	4,972	3,315	2,728	2,318	1,313

Home equity
Repurchases	78	86	44	116	128	110
Indemnification payments	149	146	146	142	141	141

Total home equity	227	232	190	258	269	251

Total first-lien and home equity	$6,569	$5,204	$3,505	$2,986	$2,587	$1,564

Government-sponsored Enterprises
The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase requests. Generally, the Corporation first becomes aware that a GSE is evaluating a particular loan for repurchase when the Corporation receives a request from a GSE to review the underlying loan file (file request). Upon completing its review, the GSE may submit a repurchase claim to the Corporation. Historically, most file requests have not resulted in a repurchase claim. As soon as practicable after receiving a repurchase request from either of the GSEs, the Corporation evaluates the request and takes appropriate action. Claim disputes are generally handled through loan-level negotiations with the GSEs and the Corporation seeks to resolve the repurchase request within 90 to 120 days of the receipt of the request although tolerances exist for claims that remain open beyond this timeframe. Experience with the GSEs continues to evolve and any disputes are generally related to areas including reasonableness of stated income, occupancy and undisclosed liabilities in the vintages with the highest default rates.

Monoline Insurers
Unlike the repurchase protocols and experience established with GSEs, experience with the monolines has been varied and the protocols and experience with these counterparties has not been as predictable as with the GSEs. The timetable for the loan file request, the repurchase request, if any, response and resolution varies by monoline. Where a breach of representations and warranties given by the Corporation or subsidiaries or legacy companies is confirmed on a given loan, settlement is generally reached as to that loan within 60 to 90 days.
Properly presented repurchase requests for the monolines are reviewed on a loan-by-loan basis. As part of an ongoing claims process, if the Corporation does not believe a claim is valid, it will deny the claim and generally indicate the reason for the denial to facilitate meaningful dialogue with the counterparty although it is not contractually obligated to do so. When there is disagreement as to the resolution of a claim, meaningful dialogue and negotiation is generally necessary between the parties to reach conclusion on an individual claim. Certain monolines have instituted litigation against legacy Countrywide and the Corporation. When claims from these counterparties are denied, the Corporation does not indicate its reason for denial as it is not contractually obligated to do so. In the Corporation’s experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim.

The pipeline of unresolved monoline claims where the Corporation believes a valid defect has not been identified which would constitute an actionable breach of representations and warranties continued to grow in 2010. Through December 31, 2010, approximately 11 percent of monoline claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and two percent have been resolved through rescission. When a claim has been denied and there has not been communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
A liability for representations and warranties has been established with respect to all monolines for monoline repurchase requests based on valid identified loan defects and for repurchase requests that are in the process of review based on historical repurchase experience with a specific monoline to the extent such experience provides a reasonable basis on which to estimate incurred losses from repurchase activity. With respect to certain monolines where the Corporation believes a more consistent purchase experience has been established, a liability has also been established related to repurchase requests subject to negotiation and unasserted requests to repurchase current and future defaulted loans. The Corporation has had limited experience with most of the monoline insurers in the repurchase process, including limited experience resolving disputed claims. Also, certain monoline insurers have instituted litigation against legacy Countrywide and Bank of America, which limits the Corporation’s relationship and ability to enter into constructive dialogue with these monolines to resolve the open claims. For such monolines and other monolines with whom the Corporation has limited repurchase experience, in view of the inherent difficulty of predicting the outcome of those repurchase requests where a valid defect has not been identified or in predicting future claim requests and the related outcome in the case of unasserted requests to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome. In addition, the timing of the ultimate resolution or the eventual loss, if any, related to those repurchase requests cannot be reasonably estimated. Thus, with respect to these monolines, a liability for representations and warranties has not been established related to repurchase requests where a valid defect has not been identified, or in the case of any unasserted requests to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds. However, certain monoline insurers have engaged with the Corporation and legacy Countrywide in a consistent

Bank of America 2010     185

repurchase process and the Corporation has used that experience to record a liability related to existing and future claims from such counterparties.
At December 31, 2010, the unpaid principal balance of loans related to unresolved repurchase requests previously received from monolines was $4.8 billion, including $3.0 billion in repurchase requests that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $1.8 billion in repurchase requests that are in the process of review. As discussed on the previous page, a portion of the repurchase requests that are initially denied are ultimately resolved through repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At December 31, 2010, the unpaid principal balance of loans for which the monolines had requested loan files for review but for which no repurchase request had been received was $10.2 billion, excluding loans that had been paid in full. There will likely be additional requests for loan files in the future leading to repurchase requests. Such requests may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase request will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase request. In addition, any claims paid related to repurchase requests from a monoline are paid to the securitization trust and may be used by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase request from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims.

Whole Loan Sales and Private-label Securitizations
The Corporation and its subsidiaries have limited experience with private-label securitization repurchases as the number of recent repurchase requests received has been limited as shown in the outstanding claims table on page 184. The representations and warranties, as governed by the private-label securitizations, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While a securitization trustee may always investigate or demand repurchase on its own action, in order for investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, the securitization agreements generally require the security holders to hold a specified percentage, such as 25 percent, of the voting rights of the outstanding securities. In addition, the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and higher burdens on investors seeking repurchases than the comparable agreements with the GSEs.
The majority of repurchase requests that the Corporation has received relate to whole loan sales. Most of the loans sold in the form of whole loans were subsequently pooled with other mortgages into private-label securitizations issued by third-party buyers of the loans. The buyers of the whole loans received representations and warranties in the sales transaction and may retain those rights even when the loans are aggregated with other collateral into private-label securitizations. Properly presented repurchase requests for these whole loans are reviewed on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with the Corporation’s denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach conclusion on an individual claim. Generally, a whole loan sale claimant is engaged in the repurchase process and the Corporation and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Through December 31, 2010, approximately 17 percent of the whole loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 53 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
On October 18, 2010, Countrywide Home Loans Servicing, LP (which changed its name to BAC Home Loans Servicing, LP), a wholly-owned subsidiary of the Corporation, in its capacity as servicer on 115 private-label securitizations, which was subsequently extended to 225 securitizations, received a letter that asserts breaches of certain servicing obligations, including an alleged failure to provide notice of breaches of representations and warranties with respect to mortgage loans included in the transactions. Additionally, the Corporation received new claim demands totaling $1.7 billion in correspondence from private-label securitization investors. Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims does not mean that the Corporation believes these claims have satisfied the contractual thresholds required for the private-label securitization investors to direct the securitization trustee to take action or are otherwise procedurally or substantively valid.

Liability for Representations and Warranties and Corporate Guarantees
The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities and the related provision is included in mortgage banking income.
The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

(Dollars in millions)	2010	2009
Liability for representations and warranties and corporate guarantees, beginning of year	$3,507	$2,271
Merrill Lynch acquisition	–	580
Additions for new sales	30	41
Charge-offs	(4,803)	(1,312)
Provision	6,786	1,851
Other	(82)	76

Liability for representations and warranties and corporate guarantees, December 31	$5,438	$3,507

The liability for representations and warranties has been established when those obligations are both probable and reasonably estimable. As previously discussed, the Corporation reached agreements with the GSEs resolving repurchase claims involving certain residential mortgage loans sold to them by entities related to legacy Countrywide. The Corporation’s liability for obligations under representations and warranties given to the GSEs considers the recent agreements and their impact on the repurchase rates on future claims that may be received on loans that have defaulted or that are estimated to default. The Corporation believes that its remaining exposure to repurchase obligations for first-lien residential mortgage loans sold directly to the GSEs has been accounted for as a result of these agreements and the associated adjustments to the recorded liability for representations and

186     Bank of America 2010

warranties for first-lien residential mortgage loans sold directly to the GSEs in 2010 and 2009, and for other loans sold directly to the GSEs and not covered by these agreements. The Corporation believes its predictive repurchase models, utilizing its historical repurchase experience with the GSEs while considering current developments, including the recent agreements, projections of future defaults, as well as certain assumptions regarding economic conditions, home prices and other matters, allows it to reasonably estimate the liability for representations and warranties on loans sold to the GSEs. However, future provisions for representations and warranties liability to the GSEs may be affected if actual experience is different from the Corporation’s historical experience with the GSEs or the Corporation’s projections of future defaults and assumptions regarding economic conditions, home prices and other matters that are incorporated in the provision calculation. Although experience with non-GSE claims remains limited, the Corporation expects additional activity in this area going forward and the volume of repurchase claims from monolines, whole-loan investors and investors in private-label securitizations could increase in the future. It is reasonably possible that future losses may occur and the Corporation’s estimate is that the upper range of possible loss related to non-GSE sales could be $7 billion to $10 billion over existing accruals. This estimate does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions that are subject to change. A significant portion of this estimate relates to loans originated through legacy Countrywide, and the repurchase liability is generally limited to the original seller of the loan. Future provisions and possible loss or range of loss may be impacted if actual results are different from the Corporation’s assumptions regarding economic conditions, home prices and other matters and may vary by counterparty. The resolution of the repurchase claims process with the non-GSE counterparties will likely be a protracted process, and the Corporation will vigorously contest any request for repurchase if it concludes that a valid basis for repurchase claim does not exist.

NOTE 10 Goodwill and Intangible Assets

Goodwill
The table below presents goodwill balances by business segment at December 31, 2010 and 2009. As discussed in more detail in Note 26 — Business Segment Information, on January 1, 2010, the Corporation realigned the former Global Banking and Global Markets business segments. There was no impact on the reporting units used in goodwill impairment testing. The reporting units utilized for goodwill impairment tests are the business segments or one level below the business segments as outlined in the following table. Substantially all of the decline in goodwill in 2010 is the result of $12.4 billion of goodwill impairment charges, as described below. No goodwill impairment was recognized in 2009. The decline in GWIM was attributable to the sale of Columbia Management’s long-term asset management business.

	December 31
(Dollars in millions)	2010	2009
Deposits	$17,875	$17,875
Global Card Services	11,889	22,292
Home Loans & Insurance	2,796	4,797
Global Commercial Banking	20,656	20,656
Global Banking & Markets	10,682	10,252
Global Wealth & Investment Management	9,928	10,411
All Other	35	31

Total goodwill	$73,861	$86,314

Global Card Services Impairment
On July 21, 2010, the Financial Reform Act was signed into law. Under the Financial Reform Act and its amendment to the Electronic Fund Transfer Act, the Federal Reserve must adopt rules within nine months of enactment of the Financial Reform Act regarding the interchange fees that may be charged with respect to electronic debit transactions. Those rules will take effect one year after enactment of the Financial Reform Act. The Financial Reform Act and the applicable rules are expected to materially reduce the future revenues generated by the debit card business of the Corporation. The Corporation’s consumer and small business card products, including the debit card business, are part of an integrated platform within Global Card Services. During the three months ended September 30, 2010, the Corporation’s estimate of revenue loss due to the Financial Reform Act was approximately $2.0 billion annually based on current volumes. Accordingly, the Corporation performed an impairment test for Global Card Services during the three months ended September 30, 2010.
In step one of the impairment test, the fair value of Global Card Services was estimated under the income approach where the significant assumptions included the discount rate, terminal value, expected loss rates and expected new account growth. The Corporation also updated its estimated cash flows to reflect the current strategic plan forecast and other portfolio assumptions. Based on the results of step one of the impairment test, the Corporation determined that the carrying amount of Global Card Services, including goodwill, exceeded the fair value. The carrying amount, fair value and goodwill for the Global Card Services reporting unit were $39.2 billion, $25.9 billion and $22.3 billion, respectively. Accordingly, the Corporation performed step two of the goodwill impairment test for this reporting unit. In step two, the Corporation compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. Based on the results of this goodwill impairment test for Global Card Services, the carrying value of the goodwill assigned to the reporting unit exceeded the implied fair value by $10.4 billion. Accordingly, the Corporation recorded a non-cash, non-tax deductible goodwill impairment charge of $10.4 billion to reduce the carrying value of goodwill in Global Card Services from $22.3 billion to $11.9 billion. The goodwill impairment test included limited mitigation actions in Global Card Services to recapture lost revenue. Although the Corporation has identified other potential mitigation actions, the impact of these actions going forward did not reduce the goodwill impairment charge because these actions are in the early stages of development and, additionally, certain of them may impact segments other than Global Card Services (e.g., Deposits).
Due to the continued stress on Global Card Services as a result of the Financial Reform Act, the Corporation concluded that an additional impairment test should be performed for this reporting unit during the three months ended December 31, 2010. In step one of the goodwill impairment test, the fair value of Global Card Services was estimated under the income approach. The significant assumptions under the income approach included the discount rate, terminal value, expected loss rates and expected new account growth. The carrying amount, fair value and goodwill for the Global Card Services reporting unit were $27.5 billion, $27.6 billion and $11.9 billion, respectively. The estimated fair value as a percent of the carrying amount at December 31, 2010 was 100 percent. Although the fair value exceeded the carrying amount in step one of the Global Card Services goodwill impairment test, to further substantiate the value of goodwill, the Corporation also performed the step two test for this reporting unit. Under step two of the goodwill impairment test for this reporting unit, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment test indicated that the remaining balance of goodwill of $11.9 billion was not impaired as of December 31, 2010.

Bank of America 2010     187

On December 16, 2010, the Federal Reserve released proposed regulations to implement the Durbin Amendment of the Financial Reform Act, which are scheduled to be effective July 21, 2011. The proposed regulations included two alternative interchange fee standards that would apply to all covered issuers: one based on each issuer’s costs, with a safe harbor initially set at $0.07 per transaction and a cap initially set at $0.12 per transaction, and the other a stand-alone cap initially set at $0.12 per transaction. Although the range of estimated revenue loss based on the proposed regulations was slightly higher than the Corporation’s original estimate of $2.0 billion, given the uncertainty around the potential outcome, the Corporation did not change the revenue loss estimate used in the goodwill impairment test during the three months ended December 31, 2010. If the final Federal Reserve rule sets interchange fee standards that are significantly lower than the interchange fee assumptions the Corporation used in this goodwill impairment test, the Corporation will be required to perform an additional goodwill impairment test. If the final interchange fee standards are at the lowest proposed fee alternative, the Corporation’s current estimate of the revenue loss could result in an additional goodwill impairment charge for Global Card Services. In view of the uncertainty with model inputs including the final ruling, changes in the economic outlook and the corresponding impact to revenues and asset quality, and the impacts of mitigation actions, it is not possible to estimate the amount or range of amounts of additional goodwill impairment, if any.

Home Loans & Insurance Impairment
During the three months ended December 31, 2010, the Corporation performed an impairment test for the Home Loans & Insurance reporting unit as it was likely that there was a decline in its fair value as a result of increased uncertainties, including existing and potential litigation exposure and other potential risks, higher current servicing costs including loss mitigation efforts, foreclosure related issues and the redeployment of centralized sales resources to address servicing needs. In step one of the goodwill impairment test, the fair value of Home Loans & Insurance was estimated based on a combination of the market approach and the income approach. Under the market approach valuation, significant assumptions included market multiples and a control premium. The significant assumptions for the valuation of Home Loans & Insurance under the income approach included cash flow estimates, the discount rate and the terminal value. These assumptions were updated to reflect the current strategic plan forecast and to address the increased uncertainties referenced above. Based on the results of step one of the impairment test, the Corporation determined that the carrying amount of Home Loans & Insurance, including goodwill, exceeded the fair value. The carrying amount, fair value and goodwill for the Home Loans & Insurance reporting unit were $24.7 billion, $15.1 billion and $4.8 billion, respectively. Accordingly, the Corporation performed step two of the goodwill impairment test for this reporting unit. In step two, the Corporation compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under step two of the goodwill impairment test, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. Based on the results of step two of the impairment test, the carrying value of the goodwill assigned to Home Loans & Insurance exceeded the implied fair value by $2.0 billion. Accordingly, the Corporation recorded a non-cash, non-tax deductible goodwill impairment charge of $2.0 billion as of December 31, 2010 to reduce the carrying value of goodwill in the Home Loans & Insurance reporting unit.

Intangible Assets
The table below presents the gross carrying amounts and accumulated amortization related to intangible assets at December 31, 2010 and 2009.

	December 31
	2010		2009
	Gross	Accumulated	Gross	Accumulated
(Dollars in millions)	Carrying Value	Amortization	Carrying Value	Amortization
Purchased credit card relationships	$7,162	$4,085	$7,179	$3,452
Core deposit intangibles	5,394	4,094	5,394	3,722
Customer relationships	4,232	1,222	4,232	760
Affinity relationships	1,647	902	1,651	751
Other intangibles	3,087	1,296	3,438	1,183

Total intangible assets	$21,522	$11,599	$21,894	$9,868

None of the intangible assets were impaired at December 31, 2010 or 2009. Amortization of intangibles expense was $1.7 billion, $2.0 billion and $1.8 billion in 2010, 2009 and 2008. The Corporation estimates aggregate amortization expense will be approximately $1.5 billion, $1.3 billion, $1.2 billion, $1.0 billion and $900 million for 2011 through 2015, respectively.

188     Bank of America 2010

NOTE 11 Deposits
The Corporation had U.S. certificates of deposit and other U.S. time deposits of $100 thousand or more totaling $60.5 billion and $99.4 billion at December 31, 2010 and 2009. Non-U.S. certificates of deposit and other non-U.S. time deposits of $100 thousand or more totaled $64.9 billion and $67.2 billion at December 31, 2010 and 2009. The table below presents the contractual maturities for time deposits of $100 thousand or more at December 31, 2010.
Time deposits of $100 thousand or more

		Over Three
	Three months	Months to
(Dollars in millions)	or Less	Twelve Months	Thereafter	Total
U.S. certificates of deposit and other time deposits	$21,486	$29,097	$9,954	$60,537
Non-U.S. certificates of deposit and other time deposits	61,717	2,559	660	64,936

The scheduled contractual maturities for total time deposits at December 31, 2010 are presented in the table below.

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2011	$110,176	$71,104	$181,280
Due in 2012	12,853	150	13,003
Due in 2013	4,426	119	4,545
Due in 2014	2,944	14	2,958
Due in 2015	1,793	1	1,794
Thereafter	4,091	87	4,178

Total time deposits	$136,283	$71,475	$207,758

NOTE 12 Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings
The following table presents federal funds sold or purchased, securities borrowed or purchased and loaned or sold under agreements to resell or repurchase, and other short-term borrowings.

	2010		2009		2008
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds sold and securities borrowed or purchased under agreements to resell
At December 31	$209,616	0.85%	$189,933	0.78%	$82,478	0.95%
Average during the year	256,943	0.71	235,764	1.23	128,053	2.59
Maximum month-end balance during year	314,932	n/a	271,321	n/a	152,436	n/a

Federal funds purchased
At December 31	1,458	0.14	4,814	0.09	14,432	0.11
Average during year	4,718	0.15	4,239	0.05	8,969	1.67
Maximum month-end balance during year	8,320	n/a	4,814	n/a	18,788	n/a
Securities loaned or sold under agreements to repurchase
At December 31	243,901	1.15	250,371	0.39	192,166	0.84
Average during year	348,936	0.74	365,624	0.96	264,012	2.54
Maximum month-end balance during year	458,532	n/a	407,967	n/a	295,537	n/a
Commercial paper
At December 31	15,093	0.65	13,131	0.65	37,986	1.80
Average during year	25,923	0.56	26,697	1.03	57,337	3.09
Maximum month-end balance during year	36,236	n/a	37,025	n/a	65,399	n/a
Other short-term borrowings
At December 31	44,869	2.02	56,393	1.72	120,070	2.07
Average during year	50,752	1.88	92,084	1.87	125,385	2.99
Maximum month-end balance during year	63,081	n/a	169,602	n/a	160,150	n/a

n/a = not applicable

Bank of America, N.A. maintains a global program to offer up to a maximum of $75.0 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $14.6 billion and $20.6 billion at December 31, 2010 and 2009. These short-term bank notes, along with Federal Home Loan Bank (FHLB) advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in commercial paper and other short-term borrowings on the Consolidated Balance Sheet. See Note 13 – Long-term Debt for information regarding the long-term notes that may be issued under the $75.0 billion bank note program.

Bank of America 2010     189

NOTE 13 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2010 and 2009, and the related contractual rates and maturity dates at December 31, 2010.

	December 31
(Dollars in millions)	2010	2009
Notes issued by Bank of America Corporation
Senior notes:
Fixed, with a weighted-average rate of 4.82%, ranging from 0.25% to 9.00%, due 2011 to 2043	$85,157	$78,282
Floating, with a weighted-average rate of 1.26%, ranging from 0.19% to 7.18%, due 2011 to 2041	36,162	47,731
Senior structured notes	18,796	8,897
Subordinated notes:
Fixed, with a weighted-average rate of 5.69%, ranging from 2.40% to 10.20%, due 2011 to 2038	26,553	28,017
Floating, with a weighted-average rate of 2.00%, ranging from 0.04% to 5.43%, due 2016 to 2019	705	681
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.72%, ranging from 5.25% to 11.45%, due 2026 to 2055	15,709	15,763
Floating, with a weighted-average rate of 0.91%, ranging from 0.55% to 3.64%, due 2027 to 2056	3,514	3,517

Total notes issued by Bank of America Corporation	186,596	182,888

Notes issued by Merrill Lynch & Co., Inc. and subsidiaries
Senior notes:
Fixed, with a weighted-average rate of 5.44%, ranging from 0.05% to 8.83%, due 2011 to 2037	43,495	52,506
Floating, with a weighted-average rate of 1.21%, ranging from 0.02% to 5.21%, due 2011 to 2037	27,447	36,624
Senior structured notes	38,891	48,518
Subordinated notes:
Fixed, with a weighted-average rate of 6.05%, ranging from 2.61% to 8.125%, due 2016 to 2038	9,423	9,258
Floating, with a weighted-average rate of 2.09%, ranging from 0.89% to 5.29%, due 2017 to 2026	1,935	1,857
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.91%, ranging from 6.45% to 7.38%, due 2062 to perpetual	3,576	3,552
Other long-term debt	986	2,636

Total notes issued by Merrill Lynch & Co., Inc. and subsidiaries	125,753	154,951

Notes issued by Bank of America, N.A. and other subsidiaries
Senior notes:
Fixed, with a weighted-average rate of 1.13%, ranging from 0.25% to 7.00%, due 2011 to 2027	169	12,461
Floating, with a weighted-average rate of 0.30%, ranging from 0.20% to 0.85%, due 2011 to 2051	12,562	24,846
Senior structured notes	1,319	–
Subordinated notes:
Fixed, with a weighted-average rate of 5.91%, ranging from 5.30% to 7.13%, due 2012 to 2036	5,194	5,193
Floating, with a weighted-average rate of 0.59%, ranging from 0.29% to 0.60%, due 2016 to 2019	2,023	2,272

Total notes issued by Bank of America, N.A. and other subsidiaries	21,267	44,772

Other debt
Advances from Federal Home Loan Banks:
Fixed, with a weighted-average rate of 3.43%, ranging from 0.38% to 8.29%, due 2011 to 2034	41,001	53,032
Floating, with a weighted-average rate of 0.16%, ranging from 0.16% to 0.18%, due 2011 to 2013	750	750
Other	2,051	2,128

Total other debt	43,802	55,910

Total long-term debt excluding consolidated VIEs	377,418	438,521
Long-term debt of consolidated VIEs under new consolidation guidance	71,013	n/a

Total long-term debt	$448,431	$438,521

n/a = not applicable

At December 31, 2010, long-term debt of consolidated VIEs included credit card, automobile, home equity and other VIEs of $52.8 billion, $6.5 billion, $3.6 billion and $8.1 billion, respectively. Long-term debt of VIEs is collateralized by the assets of the VIEs. For more information, see Note 8 – Securitizations and Other Variable Interest Entities.
The majority of the floating rates are based on three- and six-month London Interbank Offered Rate (LIBOR).
Bank of America Corporation, Merrill Lynch & Co., Inc. and subsidiaries, and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2010 and 2009, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $145.9 billion and $156.8 billion. Foreign currency contracts are used to convert certain foreign currency-denominated debt into U.S. dollars.

At December 31, 2010 and 2009, Bank of America Corporation had approximately $88.4 billion and $119.1 billion of authorized, but unissued, corporate debt and other securities under its existing U.S. shelf registration statements. At December 31, 2010 and 2009, Bank of America, N.A. had approximately $53.3 billion and $35.3 billion of authorized, but unissued, bank notes under its existing $75.0 billion bank note program. Long-term bank notes issued and outstanding under Bank of America, N.A.’s $75.0 billion bank note program totaled $7.1 billion and $19.1 billion at December 31, 2010 and 2009. At both December 31, 2010 and 2009, Bank of America, N.A. had approximately $20.6 billion of authorized, but unissued, mortgage notes under its $30.0 billion mortgage bond program.
The weighted-average effective interest rates for total long-term debt, excluding senior structured notes, total fixed-rate debt and total floating-rate debt, based on the rates in effect at December 31, 2010, were 3.96 percent, 5.02 percent and 1.09 percent, respectively, at December 31, 2010 and,

190     Bank of America 2010

based on the rates in effect at December 31, 2009, were 3.62 percent, 4.93 percent and 0.80 percent, respectively, at December 31, 2009. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The above weighted-average rates are the contractual interest rates on the debt, and do not reflect the impacts of derivative transactions.
The weighted-average interest rate for debt, excluding senior structured notes, issued by Merrill Lynch & Co., Inc. and subsidiaries was 4.11 percent and 3.73 percent at December 31, 2010 and 2009. At December 31, 2010, the Corporation has not assumed or guaranteed the $120.9 billion of long-term debt that was issued or guaranteed by Merrill Lynch & Co., Inc. or its subsidiaries prior to the acquisition of Merrill Lynch by the Corporation.

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch non-U.S. securities offering programs, the Corporation agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of Merrill Lynch & Co., Inc. on a going-forward basis. All existing Merrill Lynch & Co., Inc. guarantees of securities issued by those same Merrill Lynch subsidiaries under various non-U.S. securities offering programs will remain in full force and effect as long as those securities are outstanding, and the Corporation has not assumed any of those prior Merrill Lynch & Co., Inc. guarantees or otherwise guaranteed such securities.
Certain senior structured notes issued by Merrill Lynch are accounted for under the fair value option. For more information on these senior structured notes, see Note 23 – Fair Value Option.
The table below represents the book value for aggregate annual maturities of long-term debt at December 31, 2010.

(Dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Bank of America Corporation	$16,419	$40,432	$8,731	$21,890	$13,236	$85,888	$186,596
Merrill Lynch & Co., Inc. and subsidiaries	26,554	18,611	18,053	16,650	4,515	41,370	125,753
Bank of America, N.A. and other subsidiaries	4,382	5,796	86	503	1,015	9,485	21,267
Other debt	22,760	12,549	5,031	1,293	105	2,064	43,802

Total long-term debt excluding consolidated VIEs	70,115	77,388	31,901	40,336	18,871	138,807	377,418
Long-term debt of consolidated VIEs under new consolidation guidance	19,136	11,800	17,514	9,103	1,229	12,231	71,013

Total long-term debt	$89,251	$89,188	$49,415	$49,439	$20,100	$151,038	$448,431

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

Trust Preferred and Hybrid Securities
Trust preferred securities (Trust Securities) are issued by trust companies (the Trusts) that are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts generally are junior subordinated deferrable interest notes of the Corporation or its subsidiaries (the Notes). The Trusts generally are 100 percent owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the long-term debt table on page 190.
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
Hybrid Income Term Securities (HITS) totaling $1.6 billion were also issued by the Trusts to institutional investors in 2007. The BAC Capital Trust XIII Floating-Rate Preferred HITS have a distribution rate of three-month LIBOR plus 40 bps and the BAC Capital Trust XIV Fixed-to-Floating-Rate Preferred HITS have an initial distribution rate of 5.63 percent. Both series of HITS represent beneficial interests in the assets of the respective capital trust, which consist of a series of the Corporation’s junior subordinated notes and a stock purchase contract for a specified series of the Corporation’s preferred stock. The Corporation will remarket the junior subordinated notes underlying each series of HITS on or about the five-year anniversary of the issuance to obtain sufficient funds for the capital trusts to buy the Corporation’s preferred stock under the stock purchase contracts.
In connection with the HITS, the Corporation entered into two replacement capital covenants for the benefit of investors in certain series of the Corporation’s long-term indebtedness (Covered Debt). As of December 31, 2010, the Corporation’s 6.625% Junior Subordinated Notes due 2036 constitute the Covered Debt under the covenant corresponding to the Floating-Rate Preferred HITS and the Corporation’s 5.625% Junior Subordinated Notes due 2035 constitute the Covered Debt under the covenant corresponding to the Fixed-to-Floating-Rate Preferred HITS. These covenants generally restrict the ability of the Corporation and its subsidiaries to redeem or purchase the HITS and related securities unless the Corporation has obtained the prior approval of the Federal Reserve if required under the Federal Reserve’s capital guidelines, the redemption or purchase price of the HITS does not exceed the amount received by the Corporation from the sale of certain qualifying securities, and such replacement securities qualify as Tier 1 Capital and are not “restricted core capital elements” under the Federal Reserve’s guidelines.

Bank of America 2010     191

The table below is a summary of the outstanding Trust and Hybrid Securities and the related Notes at December 31, 2010 as originated by Bank of America Corporation and its predecessor companies and subsidiaries. For additional information on Trust Securities for regulatory capital purposes, see Note 18 – Regulatory Requirements and Restrictions.

		Aggregate	Aggregate
		Principal	Principal
		Amount	Amount
(Dollars in millions)		of Trust	of the	Stated Maturity	Per Annum Interest	Interest Payment
Issuer	Issuance Date	Securities	Notes	of the Notes	Rate of the Notes	Dates	Redemption Period
Bank of America
Capital Trust I	December 2001	$575	$593	December 2031	7.00%	3/15,6/15,9/15,12/15	On or after 12/15/06
Capital Trust II	January 2002	900	928	February 2032	7.00	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust III	August 2002	500	516	August 2032	7.00	2/15,5/15,8/15,11/15	On or after 8/15/07
Capital Trust IV	April 2003	375	387	May 2033	5.88	2/1,5/1,8/1,11/1	On or after 5/01/08
Capital Trust V	November 2004	518	534	November 2034	6.00	2/3,5/3,8/3,11/3	On or after 11/03/09
Capital Trust VI	March 2005	1,000	1,031	March 2035	5.63	3/8,9/8	Any time
Capital Trust VII (1)	August 2005	1,320	1,361	August 2035	5.25	2/10,8/10	Any time
Capital Trust VIII	August 2005	530	546	August 2035	6.00	2/25,5/25,8/25,11/25	On or after 8/25/10
Capital Trust X	March 2006	900	928	March 2055	6.25	3/29,6/29,9/29,12/29	On or after 3/29/11
Capital Trust XI	May 2006	1,000	1,031	May 2036	6.63	5/23,11/23	Any time
Capital Trust XII	August 2006	863	890	August 2055	6.88	2/2,5/2,8/2,11/2	On or after 8/02/11
Capital Trust XIII	February 2007	700	700	March 2043	3-mo. LIBOR +40 bps	3/15,6/15,9/15,12/15	On or after 3/15/17
Capital Trust XIV	February 2007	850	850	March 2043	5.63	3/15,9/15	On or after 3/15/17
Capital Trust XV	May 2007	500	500	June 2056	3-mo. LIBOR +80 bps	3/1,6/1,9/1,12/1	On or after 6/01/37

NationsBank
Capital Trust II	December 1996	365	376	December 2026	7.83	6/15,12/15	On or after 12/15/06
Capital Trust III	February 1997	500	515	January 2027	3-mo. LIBOR +55 bps	1/15,4/15,7/15,10/15	On or after 1/15/07
Capital Trust IV	April 1997	500	515	April 2027	8.25	4/15,10/15	On or after 4/15/07

BankAmerica
Institutional Capital A	November 1996	450	464	December 2026	8.07	6/30,12/31	On or after 12/31/06
Institutional Capital B	November 1996	300	309	December 2026	7.70	6/30,12/31	On or after 12/31/06
Capital II	December 1996	450	464	December 2026	8.00	6/15,12/15	On or after 12/15/06
Capital III	January 1997	400	412	January 2027	3-mo. LIBOR +57 bps	1/15,4/15,7/15,10/15	On or after 1/15/02

Barnett
Capital III	January 1997	250	258	February 2027	3-mo. LIBOR +62.5 bps	2/1,5/1,8/1,11/1	On or after 2/01/07

Fleet
Capital Trust II	December 1996	250	258	December 2026	7.92	6/15,12/15	On or after 12/15/06
Capital Trust V	December 1998	250	258	December 2028	3-mo. LIBOR +100 bps	3/18,6/18,9/18,12/18	On or after 12/18/03
Capital Trust VIII	March 2002	534	550	March 2032	7.20	3/15,6/15,9/15,12/15	On or after 3/08/07
Capital Trust IX	July 2003	175	180	August 2033	6.00	2/1,5/1,8/1,11/1	On or after 7/31/08

BankBoston
Capital Trust III	June 1997	250	258	June 2027	3-mo. LIBOR +75 bps	3/15,6/15,9/15,12/15	On or after 6/15/07
Capital Trust IV	June 1998	250	258	June 2028	3-mo. LIBOR +60 bps	3/8,6/8,9/8,12/8	On or after 6/08/03

Progress
Capital Trust I	June 1997	9	9	June 2027	10.50	6/1,12/1	On or after 6/01/07
Capital Trust II	July 2000	6	6	July 2030	11.45	1/19,7/19	On or after 7/19/10
Capital Trust III	November 2002	10	10	November 2032	3-mo. LIBOR +335 bps	2/15,5/15,8/15,11/15	On or after 11/15/07
Capital Trust IV	December 2002	5	5	January 2033	3-mo. LIBOR +335 bps	1/7,4/7,7/7,10/7	On or after 1/07/08

MBNA
Capital Trust A	December 1996	250	258	December 2026	8.28	6/1,12/1	On or after 12/01/06
Capital Trust B	January 1997	280	289	February 2027	3-mo. LIBOR +80 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust D	June 2002	300	309	October 2032	8.13	1/1,4/1,7/1,10/1	On or after 10/01/07
Capital Trust E	November 2002	200	206	February 2033	8.10	2/15,5/15,8/15,11/15	On or after 2/15/08

ABN AMRO North America
Series I	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	2/15,5/15,8/15,11/15	On or after 11/08/12
Series II	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	3/15,6/15,9/15,12/15	On or after 11/08/12
Series III	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	1/15,4/15,7/15,10/15	On or after 11/08/12
Series IV	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	2/28,5/30,8/30,11/30	On or after 11/08/12
Series V	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	3/30,6/30,9/30,12/30	On or after 11/08/12
Series VI	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	1/30,4/30,7/30,10/30	On or after 11/08/12
Series VII	May 2001	88	88	Perpetual	3-mo. LIBOR +175 bps	3/15,6/15,9/15,12/15	On or after 11/08/12
Series IX	June 2001	70	70	Perpetual	3-mo. LIBOR +175 bps	3/5,6/5,9/5,12/5	On or after 11/08/12
Series X	June 2001	53	53	Perpetual	3-mo. LIBOR +175 bps	3/12,6/12,9/12,12/12	On or after 11/08/12
Series XI	June 2001	27	27	Perpetual	3-mo. LIBOR +175 bps	3/26,6/26,9/26,12/26	On or after 11/08/12
Series XII	June 2001	80	80	Perpetual	3-mo. LIBOR +175 bps	1/10,4/10,7/10,10/10	On or after 11/08/12
Series XIII	June 2001	70	70	Perpetual	3-mo. LIBOR +175 bps	1/24,4/24,7/24,10/24	On or after 11/08/12

LaSalle
Series I	August 2000	491	491	Perpetual	6.97% through 9/15/2010; 3-mo. LIBOR +105.5 bps thereafter	3/15,6/15,9/15,12/15	On or after 9/15/10
Series J	September 2000	95	95	Perpetual	3-mo. LIBOR +5.5 bps through 9/15/2010; 3-mo. LIBOR +105.5 bps thereafter	3/15,6/15,9/15,12/15	On or after 9/15/10

Countrywide
Capital III	June 1997	200	206	June 2027	8.05	6/15,12/15	Only under special event
Capital IV	April 2003	500	515	April 2033	6.75	1/1,4/1,7/1,10/1	On or after 4/11/08
Capital V	November 2006	1,495	1,496	November 2036	7.00	2/1,5/1,8/1,11/1	On or after 11/01/11

Merrill Lynch
Preferred Capital Trust III	January 1998	750	900	Perpetual	7.00	3/30,6/30,9/30,12/30	On or after 3/08
Preferred Capital Trust IV	June 1998	400	480	Perpetual	7.12	3/30,6/30,9/30,12/30	On or after 6/08
Preferred Capital Trust V	November 1998	850	1,021	Perpetual	7.28	3/30,6/30,9/30,12/30	On or after 9/08
Capital Trust I	December 2006	1,050	1,051	December 2066	6.45	3/15,6/15,9/15,12/15	On or after 12/11
Capital Trust II	May 2007	950	951	June 2062	6.45	3/15,6/15,9/15,12/15	On or after 6/12
Capital Trust III	August 2007	750	751	September 2062	7.375	3/15,6/15,9/15,12/15	On or after 9/12

Total		$24,896	$25,769

(1)	Notes were issued in British Pound. Presentation currency is U.S. Dollar.

192     Bank of America 2010

NOTE 14 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.

Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The table below shows the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $23.3 billion and $30.9 billion at December 31, 2010 and 2009. At December 31, 2010, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $1.2 billion, including deferred revenue of $29 million and a reserve for unfunded lending commitments of $1.2 billion. At December 31, 2009, the comparable amounts were $1.5 billion, $34 million and $1.5 billion, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities.
The table below also includes the notional amount of commitments of $27.3 billion and $27.0 billion at December 31, 2010 and 2009, that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $866 million and $950 million on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 23 – Fair Value Option.

	December 31, 2010
		Expire after 1	Expire after 3
	Expire in 1	Year through	Years through	Expire after 5
(Dollars in millions)	Year or Less	3 Years	5 Years	Years	Total
Notional amount of credit extension commitments
Loan commitments	$152,926	$144,461	$43,465	$16,172	$357,024
Home equity lines of credit	1,722	4,290	18,207	55,886	80,105
Standby letters of credit and financial guarantees (1)	35,275	18,940	4,144	5,897	64,256
Letters of credit	3,698	110	–	874	4,682

Legally binding commitments	193,621	167,801	65,816	78,829	506,067
Credit card lines (2)	497,068	–	–	–	497,068

Total credit extension commitments	$690,689	$167,801	$65,816	$78,829	$1,003,135

	December 31, 2009
Notional amount of credit extension commitments
Loan commitments	$149,248	$187,585	$30,897	$28,488	$396,218
Home equity lines of credit	1,810	3,272	10,667	76,923	92,672
Standby letters of credit and financial guarantees (1)	29,794	21,285	4,923	13,740	69,742
Letters of credit	2,020	40	–	1,467	3,527

Legally binding commitments	182,872	212,182	46,487	120,618	562,159
Credit card lines (2)	541,919	–	–	–	541,919

Total credit extension commitments	$724,791	$212,182	$46,487	$120,618	$1,104,078

(1)	The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $41.1 billion and $22.4 billion at December 31, 2010 and $39.7 billion and $30.0 billion at December 31, 2009.
(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments
At December 31, 2010 and 2009, the Corporation had unfunded equity investment commitments of approximately $1.5 billion and $2.8 billion. In light of proposed Basel regulatory capital changes related to unfunded commitments, the Corporation has actively reduced these commitments in a series of transactions involving its private equity fund investments. For more information on these Basel regulatory capital changes, see Note 18 – Regulatory Requirements and Restrictions. In 2010, the Corporation completed the sale of its exposure to certain private equity funds. For more information on these transactions, see Note 5 – Securities. These commitments generally relate to the Corporation’s Global Principal Investments business which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund.

Bank of America 2010     193

Loan Purchases
In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period that ended on June 22, 2010. Under this agreement, the Corporation purchased $6.6 billion of such loans during the six months ended June 30, 2010 and also the year ended December 31, 2009. All loans purchased under this agreement were subject to a comprehensive set of credit criteria. This agreement was accounted for as a derivative liability with a fair value of $189 million at December 31, 2009. As of December 31, 2010, the Corporation was no longer committed for any additional purchases. As part of this agreement, the Corporation recorded a liability which may increase or decrease based on credit performance of the purchased loans over a period extending through 2016.
At December 31, 2010 and 2009, the Corporation had other commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.6 billion and $2.2 billion, which upon settlement will be included in loans or LHFS.

Operating Leases
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $3.0 billion, $2.6 billion, $2.1 billion, $1.6 billion and $1.3 billion for 2011 through 2015, respectively, and $6.6 billion in the aggregate for all years thereafter.

Other Commitments
At December 31, 2010 and 2009, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $39.4 billion and $51.8 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $33.5 billion and $58.3 billion. All of these commitments expire within the next 12 months.
The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At December 31, 2010 and 2009, the minimum fee commitments over the remaining terms of these agreements totaled $2.1 billion and $2.3 billion.

Other Guarantees

Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2010 and 2009, the notional amount of these guarantees totaled $15.8 billion and $15.6 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.0 billion and $4.9 billion with estimated maturity dates between 2030 and 2040. As of December 31, 2010, the Corporation has not made a payment under these products. The probability of surrender has increased due to the deteriorating financial health of policyholders, but remains a small percentage of total notional.

Employee Retirement Protection
The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2010 and 2009, the notional amount of these guarantees totaled $33.8 billion and $36.8 billion with estimated maturity dates up to 2014 if the exit option is exercised on all deals. As of December 31, 2010, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

194     Bank of America 2010

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
The Corporation, on behalf of the joint venture, provides credit and debit card processing services to various merchants by processing credit and debit card transactions on the merchants’ behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults on its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the joint venture as the merchant processor. If the joint venture is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. The joint venture is primarily liable for any losses on transactions from the contributed portfolio that occur after June 26, 2009. However, if the joint venture fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation could be held liable for the disputed amount. In 2010 and 2009, the joint venture processed and settled $265.5 billion and $250.0 billion of transactions and it recorded losses of $17 million and $26 million.
At December 31, 2010 and 2009, the Corporation, on behalf of the joint venture, held as collateral $25 million and $26 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants. The joint venture also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2010 and 2009, the maximum potential exposure totaled approximately $139.5 billion and $131.0 billion. The Corporation does not expect to make material payments in connection with these guarantees. The maximum potential exposure disclosed does not include volumes processed by First Data contributed portfolios.

Other Derivative Contracts
The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At December 31, 2010 and 2009, the total notional amount of these derivative contracts was approximately $4.3 billion and $4.9 billion with commercial banks and $1.7 billion and $2.8 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees
The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds at the preset future date. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2010 and 2009, the notional amount of these guarantees totaled $666 million and $2.1 billion. These guarantees have various maturities ranging from two to five years. As of December 31, 2010 and 2009, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.
The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.4 billion and $3.6 billion at December 31, 2010 and 2009. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.
In addition, the Corporation has guaranteed the payment obligations of certain subsidiaries of Merrill Lynch on certain derivative transactions. The aggregate notional amount of such derivative liabilities was approximately $2.1 billion and $2.5 billion at December 31, 2010 and 2009. In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Bank of America 2010     195

Payment Protection Insurance Claims Matter
In the U.K., the Corporation sells payment protection insurance (PPI) through its Global Card Services business to credit card customers and has previously sold this insurance to consumer loan customers. PPI covers a consumer’s loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints of misleading sales tactics across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) has investigated and raised concerns about the way some companies have handled complaints relating to the sale of these insurance policies. In August 2010, the FSA issued a policy statement on the assessment and remediation of PPI claims which is applicable to the Corporation’s U.K. consumer businesses and is intended to address concerns among consumers and regulators regarding the handling of PPI complaints across the industry. The policy statement sets standards for the sale of PPI that apply to current and prior sales, and in the event a company does not or did not comply with the standards, it is alleged that the insurance was incorrectly sold, giving the customer rights to remedies. The FSA gave companies until December 1, 2010 to comply with the new regulations, but the judicial review to assess compliance is still underway. Given the new regulatory guidance, as of December 31, 2010, the Corporation has a liability of $630 million based on its current claims history and an estimate of future claims that have yet to be asserted against the Corporation. The liability is included in accrued expenses and other liabilities and the related expense is included in insurance income. The policy statement also requires companies to review their sales practices and to proactively remediate non-complaining customers if evidence of a systematic breach of the newly articulated sales standards is discovered, which could include refunding premiums paid. Subject to the outcome of the Corporation’s review and the new regulatory guidance, it is possible that an additional liability may be required. Industry groups have challenged the policy statement through a judicial review process. The judicial review is not expected to be completed until the end of the first quarter of 2011. Therefore, the Corporation is unable to reasonably estimate the total amount of additional possible loss or a range of loss as of December 31, 2010.

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
In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority (FINRA), the New York Stock Exchange, the FSA and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expense of $2.6 billion was recognized in 2010 compared to $1.0 billion for 2009.
For a limited number of the matters disclosed in this Note for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $145 million to $1.5 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure. Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.

196     Bank of America 2010

Auction Rate Securities Litigation
Since October 2007, the Corporation, Merrill Lynch and certain affiliates have been named as defendants in a variety of lawsuits and other proceedings brought by customers and both individual and institutional investors regarding ARS. These actions generally allege that the defendants: (i) misled the plaintiffs into believing that there was a deeply liquid market for ARS, and (ii) failed to adequately disclose their or their affiliates’ practice of placing their own bids to support ARS auctions. Plaintiffs assert that ARS auctions started failing from August 2007 through February 2008 when the defendants and other broker-dealers stopped placing those “support bids.” In addition to the matters described in more detail below, numerous arbitrations and individual lawsuits have been filed against the Corporation, Merrill Lynch and certain affiliates by parties who purchased ARS and are seeking relief that includes compensatory and punitive damages totaling in excess of $1.8 billion, as well as rescission, among other relief.

Securities Actions
The Corporation and Merrill Lynch face a number of civil actions relating to the sales of ARS and management of ARS auctions, including two putative class action lawsuits in which the plaintiffs seek to recover the alleged losses in market value of ARS securities purportedly caused by the defendants’ actions. Plaintiffs also seek unspecified damages, including rescission, other compensatory and consequential damages, costs, fees and interest. The first action, In Re Merrill Lynch Auction Rate Securities Litigation, is the result of the consolidation of two separate class action suits in the U.S. District Court for the Southern District of New York. These suits were brought by two customers of Merrill Lynch, on behalf of all persons who purchased ARS in auctions managed by Merrill Lynch, against Merrill Lynch and its subsidiary Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPFS). On March 31, 2010, the U.S. District Court for the Southern District of New York granted Merrill Lynch’s motion to dismiss. On April 22, 2010, a lead plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, which is currently pending. The second action, Bondar v. Bank of America Corporation, was brought by a putative class of ARS purchasers against the Corporation and Banc of America Securities, LLC (BAS) and is currently pending in the U.S. District Court for the Northern District of California. The Corporation and BAS have filed a motion to dismiss the amended complaint, which remains pending.

Antitrust Actions
The Corporation, Merrill Lynch and other financial institutions were also named in two putative antitrust class actions in the U.S. District Court for the Southern District of New York. Plaintiffs in both actions assert federal antitrust claims under Section 1 of the Sherman Act based on allegations that defendants conspired to restrain trade in ARS by placing support bids in ARS auctions, only to collectively withdraw those bids in February 2008, which allegedly caused ARS auctions to fail. The plaintiff in the first action, Mayor and City Council of Baltimore, Maryland v. Citigroup, Inc., et al., seeks to represent a class of issuers of ARS that the defendants underwrote between May 12, 2003 and February 13, 2008. This issuer action seeks to recover, among other relief, the alleged above-market interest payments that ARS issuers allegedly have had to make after the defendants allegedly stopped placing “support bids” in ARS auctions. The plaintiff in the second action, Mayfield, et al. v. Citigroup, Inc., et al., seeks to represent a class of investors that purchased ARS from the defendants and held those securities when ARS auctions failed on February 13, 2008. Plaintiff seeks to recover, among other relief, unspecified damages for losses in the ARS’ market value, and rescission of the investors’ ARS purchases. Both actions also seek treble damages and attorneys’ fees under the Sherman Act’s private civil remedy. On January 25, 2010, the court dismissed both actions with prejudice and the plaintiffs’ respective appeals are currently pending in the U.S. Court of Appeals for the Second Circuit.

Checking Account Overdraft Litigation
Bank of America, N.A. (BANA) is currently a defendant in several consumer suits challenging certain deposit account-related business practices. Three of the suits are presently part of a multi-district litigation (MDL) proceeding involving approximately 65 individual cases against 30 financial institutions assigned by the Judicial Panel on Multi-district Litigation to the U.S. District Court for the Southern District of Florida. The three cases, Tornes v. Bank of America, N.A., Yourke, et al. v. Bank of America, N.A., et al. and Knighten v. Bank of America, N.A., allege that BANA improperly and unfairly increased the number of overdraft fees it assessed on consumer deposit accounts by various means. The cases challenge the practice of reordering debit card transactions to post high-to-low and BANA’s failure to notify customers at the point of sale that the transaction may result in an overdraft charge. The cases also allege that BANA’s disclosures and advertising regarding the posting of debit card transactions are false, deceptive and misleading. These cases assert claims including breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment and violation of the unfair and deceptive practices statutes of various states. Plaintiffs generally seek restitution of all overdraft fees paid to BANA as a result of BANA’s allegedly wrongful business practices, as well as disgorgement, punitive damages, injunctive relief, pre-judgment interest and attorneys’ fees. Omnibus motions to dismiss many of the complaints involved in the MDL, including Tornes, Yourke and Knighten, were denied on March 12, 2010. Trial is currently scheduled for March 26, 2012. A fourth putative class action, Phillips, et al. v. Bank of America, N.A., which includes similar allegations, will shortly become part of the MDL proceedings.
In December 2004, BANA was also named as the defendant in Closson, et al. v. Bank of America, et al., a putative class action currently pending in the California Court of Appeal, First District, Division 1, which also challenges BANA’s practice of reordering debit card transactions to post deposits in high-to-low order. Closson asserts claims for violations of California state law, and seeks restitution, disgorgement, actual and punitive damages, a corrective advertising campaign and injunctive relief. BANA entered into a settlement in Closson, which received final approval by the Superior Court of the State of California for the County of San Francisco on August 3, 2009. The settlement provides for a $35 million payment by BANA in exchange for a release of the claims against BANA by the members of the nationwide settlement class. Several settlement class members who objected to the final approval of the settlement have appealed. If the Closson settlement is affirmed, it will likely bar the claims of many of the putative class members in Tornes, Yourke and Knighten, as many of those class members are covered by the putative class in Closson.
On January 27, 2011, the Corporation reached a settlement in principle with the lead plaintiffs in the MDL, subject to complete final documentation and court approvals. The settlement will provide for a payment by the Corporation of $410 million (which amount was fully accrued by the Corporation as of December 31, 2010) in exchange for a complete release of claims asserted against the Corporation in the MDL. The settlement also contemplates that a stay will be requested in the Closson appeal and that, when this settlement becomes effective, the appeal in Closson will be withdrawn and the settlement in Closson will be effectuated according to its terms.

Countrywide Bond Insurance Litigation
The Corporation, Countrywide Financial Corporation (CFC) and various other Countrywide entities are subject to claims from several monoline bond insurance companies. These claims generally relate to bond insurance policies provided by the insurers on certain securitized pools of home equity lines

Bank of America 2010     197

of credit and fixed-rate second-lien mortgage loans. Plaintiffs in these cases generally allege that they have paid claims as a result of defaults in the underlying loans and assert that these defaults are the result of improper underwriting by the defendants.

MBIA
The Corporation, CFC and various other Countrywide entities are named as defendants in two actions filed by MBIA Insurance Corporation (MBIA). The first action, MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, et al., is pending in New York Supreme Court, New York County. In April 2010, the court granted in part and denied in part the Countrywide defendants’ motion to dismiss and denied the Corporation’s motion to dismiss. The parties have filed cross-appeals from this order. On December 22, 2010, the court issued an order on MBIA’s motion for use of sampling at trial, in which the court held that MBIA may attempt to prove its breach of contract and fraudulent inducement claims through examination of statistically significant samples of the securitizations at issue. In its order, the court did not endorse any of MBIA’s specific sampling proposals and stated that defendants have “significant valid challenges” to MBIA’s methodology that they may present at trial, together with defendants’ own views and evidence.
The second MBIA action, MBIA Insurance Corporation, Inc. v. Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc., Countrywide Securities Corporation, et al., is pending in the Superior Court of the State of California, County of Los Angeles. MBIA purports to bring this action as subrogee to the note holders for certain securitized pools of home equity lines of credit and fixed-rate second-lien mortgage loans and seeks unspecified damages and declaratory relief. On May 17, 2010, the court dismissed the claims against the Countrywide defendants with leave to amend, but denied the request to dismiss MBIA’s successor liability claims against the Corporation. On June 21, 2010, MBIA filed an amended complaint re-asserting its previously dismissed claims against the Countrywide defendants, re-asserting the successor liability claim against the Corporation and adding Countrywide Capital Markets, LLC as a defendant. The Countrywide defendants filed a demurrer to the amended complaint, but the court declined to rule on the demurrer and instead entered an order which stays this case until August 1, 2011.

Syncora
The Corporation, CFC and various other Countrywide entities are named as defendants in an action filed by Syncora Guarantee Inc. (Syncora) entitled Syncora Guarantee Inc. v. Countrywide Home Loans, Inc., et al. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by Syncora on certain securitized pools of home equity lines of credit. In March 2010, the court issued an order that granted in part and denied in part the Countrywide defendants’ motion to dismiss. Syncora and the Countrywide defendants have filed cross-appeals from this order. In May 2010, Syncora amended its complaint. Defendants filed an answer to Syncora’s amended complaint on July 9, 2010, as well as a counterclaim for breach of contract and declaratory judgment. The parties have agreed to stay the counterclaim until August 15, 2011.

FGIC
The Corporation, CFC and various other Countrywide entities are named as defendants in an action filed by Financial Guaranty Insurance Company (FGIC) entitled Financial Guaranty Insurance Co. v. Countrywide Home Loans, Inc. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by FGIC on certain securitized pools of home equity lines of credit and fixed-rate second-lien mortgage loans. In June 2010, the court entered an order that granted in part and denied in part the Countrywide defendants’ motion to dismiss. FGIC and the

Countrywide defendants have filed cross-appeals from this order. Defendants filed an answer to FGIC’s amended complaint on July 19, 2010. On March 24, 2010, CFC and certain other Countrywide entities filed a separate but related action against FGIC in New York Supreme Court seeking monetary damages of at least $100 million against FGIC in connection with FGIC’s failure to pay claims under certain bond insurance policies.

Ambac
The Corporation, CFC and various other Countrywide entities are named as defendants in an action filed by Ambac Assurance Corporation (Ambac) entitled Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., et al. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by Ambac on certain securitized pools of home equity lines of credit and fixed-rate second-lien mortgage loans. On December 10, 2010, defendants filed answers to the complaint.

Countrywide Equity and Debt Securities Matters
Certain New York state and municipal pension funds have commenced litigation in the U.S. District Court for the Central District of California, entitled In re Countrywide Financial Corporation Securities Litigation, against CFC, certain other Countrywide entities and several former CFC officers and directors. This action alleges violations of the antifraud provisions of the Securities Exchange Act of 1934 and Sections 11 and 12 of the Securities Act of 1933. Plaintiffs claim losses in excess of $25.0 billion that plaintiffs allegedly experienced on certain CFC equity and debt securities. Plaintiffs also assert additional claims against BAS, MLPFS and other underwriter defendants under Sections 11 and 12 of the Securities Act of 1933. Plaintiffs’ allege that CFC made false and misleading statements in certain SEC filings and elsewhere concerning the nature and quality of its loan underwriting practices and its financial results. On April 2, 2010, the parties reached an agreement in principle to settle this action for $624 million in exchange for a dismissal of all claims with prejudice. On August 2, 2010, the court preliminarily approved the settlement. On December 1, 2010, CFC and the plaintiffs agreed to amend the settlement to allow CFC to use up to $22.5 million of the settlement funds for a two-year period following final approval of the settlement to resolve any claims asserted by investors who chose to exclude themselves from the class. On January 7, 2011, the court preliminarily approved this amendment. The settlement remains subject to final court approval.

Interchange and Related Litigation
A group of merchants have filed a series of putative class actions and individual actions with regard to interchange fees associated with Visa and MasterCard payment card transactions. These actions, which have been consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange), name Visa, MasterCard and several banks and bank holding companies, including the Corporation, as defendants. Plaintiffs allege that the defendants conspired to fix the level of default interchange rates, which represent the fee an issuing bank charges an acquiring bank on every transaction. Plaintiffs also challenge as unreasonable restraints of trade under Section 1 of the Sherman Act certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale. Plaintiffs seek unspecified damages and injunctive relief based on their assertion that interchange would be lower or eliminated absent the alleged conduct. On January 8, 2008, the court granted defendants’ motion to dismiss all claims for pre-2004 damages. Motions to dismiss the remainder of the complaint and plaintiffs’ motion for class certification are pending.
In addition, plaintiffs filed supplemental complaints against certain defendants, including the Corporation, relating to initial public offerings (the

198     Bank of America 2010

IPOs) of MasterCard and Visa. Plaintiffs allege that the MasterCard and Visa IPOs violated Section 7 of the Clayton Act and Section 1 of the Sherman Act. Plaintiffs also assert that the MasterCard IPO was a fraudulent conveyance. Plaintiffs seek unspecified damages and to undo the IPOs. Motions to dismiss both supplemental complaints remain pending.
The Corporation and certain of its affiliates previously entered into loss-sharing agreements with Visa and other financial institutions in connection with certain antitrust litigation against Visa, including Interchange. The Corporation and these same affiliates have now entered into additional loss-sharing agreements for Interchange that cover all defendants, including MasterCard. Collectively, the loss-sharing agreements require the Corporation and/or certain affiliates to pay 11.6 percent of the monetary portion of any comprehensive Interchange settlement. In the event of an adverse judgment, the agreements require the Corporation and/or certain affiliates to pay 12.8 percent of any damages associated with Visa-related claims (Visa-related damages), 9.1 percent of any damages associated with MasterCard-related claims, and 11.6 percent of any damages associated with internetwork claims (internetwork damages) or not associated specifically with Visa or MasterCard-related claims (unassigned damages).
Pursuant to Visa’s publicly-disclosed Retrospective Responsibility Plan (the RRP), Visa placed certain proceeds from its IPO into an escrow fund (the Escrow). Under the RRP, funds in the Escrow may be accessed by Visa and its members, including Bank of America, to pay for a comprehensive settlement or damages in Interchange, with the Corporation’s payments from the Escrow capped at 12.81 percent of the funds that Visa places therein. Subject to that cap, the Corporation may use Escrow funds to cover: 66.7 percent of its monetary payment towards a comprehensive Interchange settlement, 100 percent of its payment for any Visa-related damages and 66.7 percent of its payment for any internetwork and unassigned damages.

In re Initial Public Offering Securities Litigation
BAS, Merrill Lynch, MLPFS, and certain of their subsidiaries, along with other underwriters, and various issuers and others, were named as defendants in a number of putative class action lawsuits that have been consolidated in the U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. Plaintiffs contend, among other things, that defendants failed to make certain required disclosures in the registration statements and prospectuses for applicable offerings regarding alleged agreements with institutional investors that tied allocations in certain offerings to the purchase orders by those investors in the aftermarket. Plaintiffs allege that such agreements allowed defendants to manipulate the price of the securities sold in these offerings in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder. The parties agreed to settle the matter, for which the court granted final approval. Some putative class members have filed an appeal, which remains pending, in the U.S. Court of Appeals for the Second Circuit seeking reversal of the final approval.

Lehman Brothers Holdings, Inc. Litigation
Beginning in September 2008, BAS, MLPFS, Countrywide Securities Corporation (CSC) and LaSalle Financial Services Inc., along with other underwriters and individuals, were named as defendants in several putative class action lawsuits filed in federal and state courts. All of these cases have since been transferred or conditionally transferred to the U.S. District Court for the Southern District of New York under the caption In re Lehman Brothers Securities and ERISA Litigation. Plaintiffs allege that the underwriter defendants violated Section 11 of the Securities Act of 1933, as well as various state laws, by making false or misleading disclosures about the real estate-related investments and mortgage lending practices of Lehman Brothers Holdings, Inc. (LBHI) in connection with various debt and convertible stock offerings of LBHI. Plaintiffs seek unspecified damages. On June 4, 2010, defendants filed a motion to dismiss the complaint, which remains pending.

Lehman Setoff Litigation
In 2008, following the bankruptcy filing of LBHI, Lehman Brothers Special Financing Inc. (LBSF) owed money to BANA as a result of various terminated derivatives transactions entered into pursuant to one or more ISDA Master Agreements between the parties. The net termination values of these derivative transactions resulted in estimated claims by BANA against LBSF in excess of $1.0 billion. LBHI had guaranteed this exposure and, as part of an arrangement through which various LBHI subsidiaries and affiliates would retain an ability to overdraw their accounts during working hours, had $500 million in cash (plus $1.8 million in accrued interest) on deposit with BANA in a deposit account (the Deposit Account).
On November 10, 2008, BANA exercised its right of setoff against the Deposit Account to partially satisfy claims that BANA had asserted against LBSF and LBHI pursuant to the ISDA agreements and the LBHI guarantee. At the same time, BANA exercised its right of set off against five other LBHI accounts holding an additional $7.5 million (one of which, in the amount of approximately $500,000, was later reversed). On November 26, 2008, BANA commenced an adversary proceeding against LBSF and LBHI in their Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Southern District of New York. BANA sought a declaration that its setoff of LBHI’s funds was proper and not in violation of the automatic stay imposed under the Bankruptcy Code. In response, LBHI filed counterclaims against BANA alleging that BANA had no right to set off against the $502 million held in the Deposit Account, and that the entire setoff was in violation of the automatic stay. LBHI sought the return of the set-off funds plus prejudgment interest and unspecified damages for violation of the automatic stay, including attorneys’ fees and interest. LBSF and LBHI also argued in their summary judgment papers that the entire setoff was in violation of the automatic stay, although they did not plead turnover of the funds held in the other accounts.
On December 3, 2010, the Bankruptcy Court entered summary judgment against BANA with respect to setoff of the Deposit Account and directed BANA to pay to LBSF and LBHI $502 million, plus interest at nine percent per annum from November 10, 2008 through the date of the judgment. The court conducted a status conference on January 19, 2011 and directed the parties to discuss and present a further order regarding LBHI’s request for sanctions pertaining to BANA’s alleged violation of the automatic stay. LBSF and LBHI publicly indicated that they would request turnover of the $7 million that was set off from the other accounts plus an additional amount to account for changes in foreign exchange rates. The parties have since agreed in principle to settle both the sanctions issue and the question of turnover of the additional $7 million for an irrevocable payment of $1.5 million by BANA. The settlement, which has still to be finally documented and is subject to approval of the Bankruptcy Court, would express that BANA admits no liability or wrongdoing with respect to sanctions, and that LBHI and LBSF reserve no rights to seek recovery of the $7 million, on appeal or otherwise. BANA will oppose that request. BANA has preserved its appellate rights as to the December 3 order and intends to file an appeal upon entry of a final order approving the settlement.

MBIA Insurance Corporation CDO Litigation
On April 30, 2009, MBIA and LaCrosse Financial Products, LLC filed a complaint in New York State Supreme Court, New York County, against MLPFS and Merrill Lynch International (MLI) under the caption MBIA Insurance Corporation and LaCrosse Financial Products, LLC v. Merrill Lynch Pierce Fenner and Smith Inc., and Merrill Lynch International. The complaint relates to certain credit default swap and insurance agreements by which plaintiffs provided credit protection to MLPFS and MLI and other parties on CDO

Bank of America 2010     199

securities. Plaintiffs claim that MLPFS and MLI did not adequately disclose the credit quality and other risks of the CDO securities and underlying collateral. The complaint alleges claims for fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing and breach of contract and seeks rescission and unspecified compensatory and punitive damages, among other relief. On April 9, 2010, the court granted defendants’ motion to dismiss as to the fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing and rescission claims, as well as a portion of the breach of contract claim. Plaintiffs have appealed the dismissal of their claims and MLI has cross-appealed the denial of its motion to dismiss the breach of contract claim in its entirety. On February 1, 2011, the appellate court dismissed the case against MLI in its entirety. MBIA has filed a request to appeal the appellate court’s decision to the New York State Court of Appeals and has requested permission from the trial court to file an amended complaint.

Merrill Lynch Acquisition-related Matters
Since January 2009, the Corporation and certain of its current and former officers and directors, among others, have been named as defendants in a variety of actions filed in state and federal courts relating to the Corporation’s acquisition of Merrill Lynch (the Acquisition). These acquisition-related cases consist of securities actions, derivative actions and actions under ERISA. The claims in these actions generally concern (i) the Acquisition; (ii) the financial condition and 2008 fourth-quarter losses experienced by the Corporation and Merrill Lynch; (iii) due diligence conducted in connection with the Acquisition; (iv) the Corporation’s agreement that Merrill Lynch could pay up to $5.8 billion in bonus payments to Merrill Lynch employees; (v) the Corporation’s discussions with government officials in December 2008 regarding the Corporation’s consideration of invoking the material adverse change clause in the Acquisition agreement and the possibility of obtaining government assistance in completing the Acquisition; and/or (vi) alleged material misrepresentations and/or material omissions in the proxy statement and related materials for the Acquisition.

Securities Actions
Plaintiffs in the putative securities class actions in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation (Securities Plaintiffs) represent all (i) purchasers of the Corporation’s common and preferred securities between September 15, 2008 and January 21, 2009; (ii) holders of the Corporation’s common stock or Series B Preferred Stock as of October 10, 2008; and (iii) purchasers of the Corporation’s common stock issued in the offering that occurred on or about October 7, 2008. During the purported class period, the Corporation had between 4,560,112,687 and 5,017,579,321 common shares outstanding and the price of those securities declined from $33.74 on September 12, 2008 to $6.68 on January 21, 2009. Securities Plaintiffs claim violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder. Securities Plaintiffs’ amended complaint also alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 related to an offering of the Corporation’s common stock that occurred on or about October 7, 2008, and names BAS and MLPFS, among others, as defendants on the Section 11 and 12(a)(2) claims. The Corporation and its co-defendants filed motions to dismiss, which the court granted in part by dismissing certain of the Securities Plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934. Securities Plaintiffs have filed a second amended complaint which seeks to replead some of the dismissed claims as well as add claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of holders of certain debt, preferred securities and option securities. The Corporation and its co-defendants have filed a motion to dismiss the second amended complaint’s new and amended allegations, which remains pending. Securities Plaintiffs seek unspecified monetary damages, legal costs and attorneys’ fees.
Several individual plaintiffs have opted to pursue claims apart from the In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation and, accordingly, have initiated individual actions relying on substantially the same facts and claims as the Securities Plaintiffs in the U.S. District Court for the Southern District of New York.
On January 13, 2010, the Corporation, Merrill Lynch and certain of the Corporation’s current and former officers and directors were named in a purported class action filed in the U.S. District Court for the Southern District of New York entitled Dornfest v. Bank of America Corp., et al. The action is purportedly brought on behalf of investors in Corporation option contracts between September 15, 2008 and January 22, 2009 and alleges that during the class period approximately 9.5 million Corporation call option contracts and approximately eight million Corporation put option contracts were already traded on seven of the Options Clearing Corporation exchanges. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC rules promulgated thereunder. On April 9, 2010, the court consolidated this action with the consolidated securities action in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation, and ruled that the plaintiffs may pursue the action as an individual action. Plaintiffs seek unspecified monetary damages, legal costs and attorneys’ fees.

Derivative Actions
Several of the derivative actions related to the Acquisition that were pending in the Delaware Court of Chancery were consolidated under the caption In re Bank of America Corporation Stockholder Derivative Litigation. In addition, the MDL ordered the transfer of actions related to the Acquisition that had been pending in various federal courts to the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. These actions have been separately consolidated and are now pending under the caption In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation.
On October 9, 2009, plaintiffs in the derivative actions in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation (the Derivative Plaintiffs) filed a consolidated amended derivative and class action complaint. The amended complaint names as defendants certain of the Corporation’s current and former directors, officers and financial advisors, and certain of Merrill Lynch’s current and former directors and officers. The Corporation is named as a nominal defendant with respect to the derivative claims. The amended complaint asserts claims for, among other things: (i) violation of federal securities laws; (ii) breach of fiduciary duties; (iii) the return of incentive compensation that is alleged to be inappropriate in view of the work performed and the results achieved by certain of the defendants; and (iv) contribution in connection with the Corporation’s exposure to significant liability under state and federal law. The amended complaint seeks unspecified monetary damages, equitable remedies and other relief. On February 8, 2010, the Derivative Plaintiffs voluntarily dismissed their claims against each of the former Merrill Lynch officers and directors without prejudice. The Corporation and its co-defendants filed motions to dismiss, which were granted in part on August 27, 2010. On October 18, 2010, the Corporation and its co-defendants answered the remaining allegations asserted by the Derivative Plaintiffs.
On February 17, 2010, an alleged shareholder of the Corporation filed a purported derivative action, entitled Bahnmaier v. Lewis, et al., in the U.S. District Court for the Southern District of New York. The complaint names as defendants certain of the Corporation’s current and former directors and officers, and one of Merrill Lynch’s former officers. The complaint alleges, among other things, that the individual defendants breached their fiduciary

200     Bank of America 2010

duties by failing to provide accurate and complete information to shareholders regarding: (i) certain Acquisition-related events; (ii) the potential for litigation resulting from Countrywide’s lending practices; and (iii) the risk posed to the Corporation’s capital levels as a result of Countrywide’s loan losses. The complaint also asserts claims against the individual defendants for breach of fiduciary duty by failing to maintain adequate internal controls, unjust enrichment, abuse of control and gross mismanagement in connection with the supervision and management of the operations, business and disclosure controls of the Corporation. The Corporation is named as a nominal defendant only and no monetary relief is sought against it. The complaint seeks, among other things, unspecified monetary damages, equitable remedies and other relief. On December 14, 2010, the court entered an order dismissing the complaint without prejudice.
The Corporation and certain of its current and former directors are also named as defendants in several putative class and derivative actions in the Delaware Court of Chancery, including Rothbaum v. Lewis; Southeastern Pennsylvania Transportation Authority v. Lewis; Tremont Partners LLC v. Lewis; Kovacs v. Lewis; Stern v. Lewis; and Houx v. Lewis, brought by shareholders alleging breaches of fiduciary duties and waste of corporate assets in connection with the Acquisition. On April 27, 2009, the Delaware Court of Chancery consolidated the derivative actions under the caption In re Bank of America Corporation Stockholder Derivative Litigation. The complaint seeks, among other things, unspecified monetary damages, equitable remedies and other relief. On April 30, 2009, the putative class claims in the Stern v. Lewis and Houx v. Lewis actions were voluntarily dismissed without prejudice. Trial is scheduled for October 2012.

ERISA Actions
On October 9, 2009, plaintiffs in the ERISA actions in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation (the ERISA Plaintiffs) filed a consolidated amended complaint for breaches of duty under ERISA. The amended complaint is brought on behalf of a purported class that consists of participants in the Corporation’s 401(k) Plan, the Corporation’s 401(k) Plan for Legacy Companies, the CFC 401(k) Plan (collectively, the 401(k) Plans) and the Corporation’s Pension Plan. The amended complaint alleges violations of ERISA, based on, among other things: (i) an alleged failure to prudently and loyally manage the 401(k) Plans and Pension Plan by continuing to offer the Corporation’s common stock as an investment option or measure for participant contributions; (ii) an alleged failure to monitor the fiduciaries of the 401(k) Plans and Pension Plan; (iii) an alleged failure to provide complete and accurate information to the 401(k) Plans and Pension Plan participants with respect to the Merrill Lynch and Countrywide acquisitions and related matters; and (iv) alleged co-fiduciary liability for these purported fiduciary breaches. The amended complaint seeks unspecified monetary damages, equitable remedies and other relief. On August 27, 2010, the court dismissed the complaint brought by plaintiffs in the consolidated ERISA action in its entirety. The ERISA Plaintiffs filed a notice of appeal of the court’s dismissal of their actions. The parties then stipulated to the dismissal of the appeal with the agreement that the ERISA Plaintiffs can reinstate their appeal at any time up until July 27, 2011.

NYAG Action
On February 4, 2010, the New York Attorney General (NYAG) filed a civil complaint in the Supreme Court of New York State, entitled People of the State of New York v. Bank of America, et al. The complaint names as defendants the Corporation and the Corporation’s former CEO and CFO, and alleges violations of Sections 352, 352-c(1)(a), 352-c(1)(c), and 353 of the New York General Business Law, commonly known as the Martin Act, and Section 63(12) of the New York Executive Law. The complaint seeks an unspecified amount in disgorgement, penalties, restitution, and damages and other equitable relief. The court has ordered fact discovery to be complete by September 30, 2011.

Montgomery
The Corporation, several of its current and former officers and directors, BAS, MLPFS and other unaffiliated underwriters have been named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York entitled Montgomery v. Bank of America, et al. Plaintiff filed an amended complaint on January 14, 2011. Plaintiff seeks to sue on behalf of all persons who acquired certain series of preferred stock offered by the Corporation pursuant to a shelf registration statement dated May 5, 2006. Plaintiff’s claims arise from three offerings dated January 24, 2008, January 28, 2008 and May 20, 2008, from which the Corporation allegedly received proceeds of $15.8 billion. The amended complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and alleges that the prospectus supplements associated with the offerings: (i) failed to disclose that the Corporation’s loans, leases, CDOs and commercial MBS were impaired to a greater extent than disclosed; (ii) misrepresented the extent of the impaired assets by failing to establish adequate reserves or properly record losses for its impaired assets; (iii) misrepresented the adequacy of the Corporation’s internal controls in light of the alleged impairment of its assets; (iv) misrepresented the Corporation’s capital base and Tier 1 leverage ratio for risk-based capital in light of the allegedly impaired assets; and (v) misrepresented the thoroughness and adequacy of the Corporation’s due diligence in connection with its acquisition of Countrywide. The amended complaint seeks rescission, compensatory and other damages.

Mortgage-backed Securities Litigation
The Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates have been named as defendants in several cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11 and 12 of the Securities Act of 1933 and/or state securities laws and other state statutory and common laws.
These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers’ ability to repay their mortgage loans; and (iv) the underwriting practices by which those mortgage loans were originated (collectively, the MBS Claims). In addition, several of the cases discussed below assert claims related to the ratings given to the different tranches of MBS by rating agencies. Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission.

Luther Litigation and Related Actions
David H. Luther and various pension funds (collectively, Luther Plaintiffs) commenced a putative class action against CFC, several of its affiliates, BAS, MLPFS and other entities and individuals in California Superior Court for Los Angeles County entitled Luther v. Countrywide Financial Corporation, et al (the Luther Action). The Luther Plaintiffs claim that they and other unspecified investors purchased MBS issued by subsidiaries of CFC in 429 offerings

Bank of America 2010     201

between January 2005 and December 2007. The Luther Plaintiffs certified that they collectively purchased securities in 61 of the 429 offerings for approximately $216 million. On January 6, 2010, the court granted CFC’s motion to dismiss, with prejudice, due to lack of subject matter jurisdiction. The Luther Plaintiffs’ appeal to the California Court of Appeal is currently pending.
Following the dismissal of the Luther Action, the Maine State Retirement System filed a putative class action in the U.S. District Court for the Central District of California, entitled Maine State Retirement System v. Countrywide Financial Corporation, et al. (the Maine Action). The Maine Action names the same defendants as the Luther Action, as well as the Corporation and NB Holdings Corporation, and asserts substantially the same allegations regarding 427 of the MBS offerings that were at issue in the Luther Action. On May 14, 2010, the court appointed the Iowa Public Employees’ Retirement System (IPERS) as Lead Plaintiff. On July 13, 2010, IPERS filed an amended complaint, which added additional pension fund plaintiffs (collectively, the Maine Plaintiffs). The Maine Plaintiffs certified that they purchased securities in 81 of those 427 offerings, for approximately $538 million. On November 4, 2010, the court granted CFC’s motion to dismiss the amended complaint in its entirety, and ordered the Maine Plaintiffs to file a second amended complaint within 30 days. In so doing, the court held that the Maine Plaintiffs only have standing to sue over the 81 offerings in which they actually purchased MBS. The court also held that the applicable statute of limitations could be tolled by the filing of the Luther Action only with respect to the offerings in which the Luther Plaintiffs actually purchased MBS. On December 6, 2010, the Maine Plaintiffs filed a second amended complaint that relates to 14 MBS offerings.
Western Conference of Teamsters Pension Trust Fund (Western Teamsters) filed suit against the same defendants named in the Maine Action on November 17, 2010 in the Superior Court of California, Los Angeles County, entitled Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. Western Teamsters claims that it and other unspecified investors purchased MBS issued in the 428 offerings that were also at issue in the Luther Action. The Western Teamsters action has been stayed by the Superior Court pending resolution of the appeal of the Luther Action.
The New Mexico State Investment Council, New Mexico Educational Retirement Board and New Mexico Public Employees Retirement Association (the New Mexico Plaintiffs) have also brought an action against CFC and several of its affiliates, current and former officers, as well as third-party underwriters in New Mexico District Court for the County of Santa Fe, entitled New Mexico State Investment Council, et al. v. Countrywide Financial Corporation, et al. A related action was later filed against the individual defendants in California Superior Court, entitled New Mexico State Investment Council, et al. v. Stanford L. Kurland, et al. On November 15, 2010, the parties agreed to resolve and dismiss these two cases in their entirety with prejudice for an amount that is not material to the Corporation’s results of operations.
Putnam Bank filed a putative class action lawsuit on January 27, 2011 against CFC, the Corporation, certain of their subsidiaries, and certain individuals in the U.S. District Court for the District of Connecticut, entitled Putnam Bank v. Countrywide Financial Corporation, et al. Putnam Bank alleges that it purchased approximately $33 million in eight MBS offerings issued by subsidiaries of CFC between August 2005 and September 2007. All eight offerings were also included in the Luther Action and the Maine Action. In addition to certain MBS Claims, Putnam Bank contends among other things that defendants made false and misleading statements regarding: (i) the number of mortgage loans in each offering that were originated under reduced documentation programs; (ii) the method by which mortgages were selected for inclusion in the collateral pools underlying the offerings; and (iii) the analysis conducted by ratings agencies prior to assigning ratings to the MBS.

Countrywide may also be subject to contractual indemnification obligations for the benefit of certain defendants involved in the MBS matters discussed above.

IndyMac Litigation
In 2006 and 2007, MLPFS, CSC and other financial institutions participated as underwriters in MBS offerings in which IndyMac MBS, Inc. securitized residential mortgage loans originated or acquired by IndyMac Bank, F.S.B. (IndyMac Bank) and created trusts that issued MBS. In 2009, the Corporation was named as an underwriter defendant, along with several other financial institutions, in its alleged capacity as “successor-in-interest” to MLPFS and CSC in a consolidated class action in the U.S. District Court for the Southern District of New York, entitled In re IndyMac Mortgage-Backed Securities Litigation. In their complaint, plaintiffs assert MBS Claims relating to 106 offerings of IndyMac-related MBS. On June 21, 2010, the court dismissed the Corporation from the action because the plaintiffs failed to plead sufficient facts to support their allegation that the Corporation is the “successor-in-interest” to MLPFS and CSC. On August 3, 2010, plaintiffs filed a motion to add MLPFS and CSC as defendants, which MLPFS and CSC have opposed.

Merrill Lynch MBS Litigation
Merrill Lynch, MLPFS, Merrill Lynch Mortgage Investors, Inc. (MLMI) and certain current and former directors of MLMI are named as defendants in a putative consolidated class action in the U.S. District Court in the Southern District of New York, entitled Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc. In addition to MBS Claims, plaintiffs also allege that the offering documents for the MBS misrepresented or omitted material facts regarding the credit ratings assigned to the securities. In March 2010, the court dismissed claims related to 65 of 84 offerings with prejudice due to lack of standing as no named plaintiff purchased securities in those offerings. On November 8, 2010, the court dismissed claims related to 1 of 19 remaining offerings on separate grounds. MLPFS was the sole underwriter of these 18 offerings. On December 1, 2010, the defendants filed an answer to the consolidated amended complaint.

Cambridge Place Investment Management Litigation
Cambridge Place Investment Management Inc. (CPIM), as the alleged exclusive assignee of certain entities that allegedly purchased MBS offered or sold by BAS, MLPFS and CSC, brought an action against BAS, MLPFS, CSC and several of their affiliates in Massachusetts Superior Court, Suffolk County, entitled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. CPIM also brought claims against more than 50 other defendants in this action. In addition to MBS Claims, CPIM contends that BAS, MLPFS, CSC and their affiliates made false and misleading statements in violation of the Massachusetts Uniform Securities Act regarding: (i) due diligence performed by the underwriters on the mortgage loans and the mortgage originators’ underwriting practices; and (ii) the credit enhancements applicable to certain tranches of the MBS. On August 13, 2010, certain defendants removed the case to the U.S. District Court for the District of Massachusetts. On September 13, 2010, CPIM filed a motion to remand the case back to state court. On October 12, 2010, the court referred the motion to remand to a Magistrate Judge for consideration. On December 28, 2010, the Magistrate Judge issued a report and recommendation that the action be remanded to state court. On January 18, 2011, the defendants filed an objection to that recommendation, which CPIM opposed on February 1, 2011. The objection to the Magistrate Judge’s recommendation remains pending.
On February 11, 2011, CPIM commenced a separate civil action in Massachusetts Superior Court, Suffolk County, captioned Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al., in

202     Bank of America 2010

connection with the offering or sale of certain additional mortgage-backed securities by BAS, MLPFS, CSC, several of their affiliates and more than 40 other defendants. CPIM alleges that it is the assignee of the claims of certain entities that allegedly purchased mortgage-backed securities issued or sold by BAS, MLPFS and CSC in various offerings. In addition to MBS Claims, CPIM contends that BAS, MLPFS, CSC and their affiliates made false and misleading statements in violation of the Massachusetts Uniform Securities Act in connection with these offerings regarding: (i) due diligence performed by the underwriters on the mortgage loans and the mortgage originators’ underwriting practices; (ii) the credit enhancements applicable to certain tranches of the MBS; and (iii) the validity of each issuing trust’s title to the mortgage loans comprising the pool for that securitization.

Federal Home Loan Bank Litigation
The Federal Home Loan Bank of Atlanta (FHLB Atlanta) filed a complaint on January 18, 2011 against the Corporation, CFC, CSC and Countrywide Home Loans (CHL) in the State Court of Georgia, Fulton County, entitled Federal Home Loan Bank of Atlanta v. Countrywide Financial Corporation, et al. In addition to certain MBS Claims, FHLB Atlanta contends that defendants made false and misleading statements regarding: (i) the credit ratings of the securities; and (ii) the transfer and assignment of the loans to the trusts.
The Federal Home Loan Bank of Chicago (FHLB Chicago) filed a complaint against the Corporation, BAS, MLPFS and CSC in the Illinois Circuit Court, Cook County, entitled Federal Home Loan Bank of Chicago v. Banc of America Funding Corp., et al. (the Illinois Action). FHLB Chicago also filed a complaint against BAS, CFC and subsidiaries of CFC in the Superior Court of California, Los Angeles County, entitled Federal Home Loan Bank of Chicago v. Banc of America Securities LLC, et al. (the California Action). In addition to certain MBS Claims, FHLB Chicago contends that defendants made false and misleading statements regarding among other things, the guidelines for extending mortgages to borrowers and the due diligence performed on repurchased and pooled loans. Both actions have been removed to federal court.
The Federal Home Loan Bank of Pittsburgh (FHLB Pittsburgh) commenced an action against CFC, CSC and certain other Countrywide affiliates, as well as several ratings agencies, in the Court of Common Pleas of Allegheny County Pennsylvania, entitled Federal Home Loan Bank of Pittsburgh v. Countrywide Securities Corporation et al. FHLB Pittsburgh claims to have purchased MBS issued by subsidiaries of CFC in five offerings for approximately $366 million. In addition to certain MBS Claims, FHLB Pittsburgh contends that defendants made false and misleading statements regarding the risk associated with the MBS based on their credit ratings. Countrywide’s motion to dismiss was denied on November 29, 2010.
The Federal Home Loan Bank of Seattle (FHLB Seattle) filed four separate complaints, each against different defendants, including the Corporation and several of its subsidiaries, Countrywide and Merrill Lynch, as well as certain other defendants, in the Superior Court of Washington for King County concerning four separate issuances entitled Federal Home Loan Bank of Seattle v. UBS Securities LLC, et al.; Federal Home Loan Bank of Seattle v. Countrywide Securities Corp., et al.; Federal Home Loan Bank of Seattle v. Banc of America Securities LLC, et al. and Federal Home Loan Bank of Seattle v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. In addition to certain MBS Claims, FHLB Seattle contends that defendants made false and misleading statements regarding the number of borrowers who actually lived in the houses that secured the mortgage loans and the business practices of the lending institutions that made the mortgage loans. FHLB Seattle claims that the sales violated the Securities Act of Washington. On October 18, 2010, the Corporation entities and Countrywide entities named as defendants in three of the cases filed a consolidated motion to dismiss the amended complaints, which is currently pending. On the same date, the

Merrill Lynch entities named as defendants in the fourth case filed a motion to dismiss the amended complaint, which is currently pending.
The Federal Home Loan Bank of San Francisco (FHLB San Francisco) filed two actions against various affiliates of the Corporation, as well as various Countrywide and Merrill Lynch entities in the Superior Court of California, County of San Francisco, entitled: (i) Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., which asserts claims against CFC, CSC, BAS and several of their affiliates; and (ii) Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc., et al., which asserts claims against CSC and MLPFS. In addition to certain MBS Claims, FHLB San Francisco contends that defendants made false and misleading statements regarding the original mortgage lenders’ guidelines for extending the loans to borrowers. FHLB San Francisco also claims that defendants failed to disclose that third-party ratings services’ credit ratings of the MBS did not take into account defendants’ false and misleading statements about the mortgage loans underlying the MBS. On November 5, 2010, FHLB San Francisco sought permission from the court to amend its complaint in the first action to include the Corporation as a defendant and, among other things, to assert control person liability claims against the Corporation under state and federal securities laws and to assert that the Corporation succeeded to CFC’s interests. Defendants had removed the state court actions to federal court, but on December 20, 2010, the U.S. District Court, Northern District of California remanded the cases to state court and denied a motion to amend the complaint as moot when it granted remand. On November 5, 2010, FHLB San Francisco also filed a declaratory action in the Superior Court of California, County of San Francisco, entitled Federal Home Loan Bank of San Francisco v. Bank of America Corporation and Does 1-10, seeking a determination that the Corporation is a successor to the liabilities of CFC including the liabilities at issue in Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al.

Charles Schwab Litigation
The Charles Schwab Corporation (Schwab) has filed an action against the Corporation, BAS, Countrywide, and several of their affiliates, in the Superior Court of California, County of San Francisco, on July 15, 2010 entitled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. This action is in connection with the purchase by Schwab of approximately $577 million of MBS, $166 million of which relates to claims with respect to the Corporation and BAS and $411 million of which relates to claims with respect to Countrywide. In addition to MBS Claims, Schwab contends that the Corporation, BAS and Countrywide are liable for false and misleading statements regarding among other things, the business practices of the lending institution that made the original loan and MBS credit ratings. In September 2010, the Corporation, BAS and Countrywide joined in or consented to the removal of this action to the U.S. District Court for the Northern District of California. Schwab has filed a motion to remand the action to California state court, which remains pending.

Allstate Litigation
Allstate Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and American Heritage Life Insurance Company (collectively, the Allstate Plaintiffs) filed an action on December 27, 2010 against CFC, the Corporation, several of their affiliates and several individuals in the U.S. District Court for the Southern District of New York, entitled Allstate Insurance Company, et al., v. Countrywide Financial Corporation, et al. (the Allstate Action). The Allstate Plaintiffs allege that they purchased MBS issued by CFC related entities in 25 offerings between March 2005 and June 2007. All but three of the 25 offerings in the Allstate Action are also at issue in the Luther and Western Teamsters Actions. Two of the 25 offerings in the Allstate Action are also at issue in the second amended complaint filed by plaintiffs in

Bank of America 2010     203

the Maine Action on December 6, 2010. In addition to certain MBS Claims, the Allstate Plaintiffs contend that defendants made false and misleading statements regarding: (i) the number of borrowers who used the properties securing the mortgage loans as their primary residence; (ii) the number of mortgage loans in each offering that were originated under reduced documentation programs; and (iii) the standards by which the mortgage loans were serviced after origination.

Regulatory Investigations
In addition to the MBS litigation discussed beginning on page 201, the Corporation has also received a number of subpoenas and other informal requests for information from federal regulators regarding MBS matters, including inquiries related to the Corporation’s underwriting and issuance of MBS and its participation in certain CDO offerings.

Municipal Derivatives Matters
The SEC, the Department of Justice (DOJ), the Internal Revenue Service (IRS), the Office of Comptroller of the Currency (OCC), the Federal Reserve and a Working Group of State Attorneys General (the Working Group) have investigated the Corporation, BANA and BAS concerning possible anticompetitive practices in the municipal derivatives industry dating back to the early 1990s. These investigations have focused on the bidding practices for guaranteed investment contracts, the investment vehicles in which the proceeds of municipal bond offerings are deposited, as well as other types of derivative transactions related to municipal bonds. On January 11, 2007, the Corporation entered a Corporate Conditional Leniency Letter with the DOJ, under which the DOJ agreed not to prosecute the Corporation for criminal antitrust violations in connection with matters the Corporation has reported to the DOJ, subject to the Corporation’s continued cooperation. On December 7, 2010, the Corporation and its affiliates settled inquiries with the SEC, OCC, IRS and the Working Group for an aggregate amount that is not material to the Corporation’s results of operations. In addition, the Corporation entered into an agreement with the Federal Reserve providing for additional oversight and compliance risk management.
BANA and Merrill Lynch, along with other financial institutions, are named as defendants in several substantially similar class actions and individual actions, filed in various state and federal courts by several municipalities that issued municipal bonds, as well as purchasers of municipal derivatives. These actions generally allege that defendants conspired to violate federal and state antitrust laws by allocating customers, and fixing or stabilizing rates of return on certain municipal derivatives from 1992 to the present. These actions seek unspecified damages, including treble damages. However, as a result of the Corporation’s receipt of the Corporate Leniency Letter from the DOJ referenced above, the Corporation is eligible to seek a ruling that certain civil plaintiffs are limited to single, rather than treble, damages and relief from joint and several liability with co-defendants in the civil suits discussed below. All of the actions have been transferred to the U.S. District Court for the Southern District of New York and consolidated in a single proceeding, entitled In re Municipal Derivatives Antitrust Litigation. Defendants other than BANA and Merrill Lynch filed motions to dismiss plaintiffs’ complaints, which the court denied in large part in April 2010. The action has otherwise been largely stayed while the DOJ completes its criminal trials concerning other parties.

Ocala Litigation
BNP Paribas Mortgage Corporation and Deutsche Bank AG each filed claims (the 2009 Actions) against BANA in the U.S. District Court for the Southern District of New York entitled BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank AG v. Bank of America, N.A. Plaintiffs allege that BANA failed to properly perform its duties as indenture trustee, collateral agent, custodian and depositary for Ocala Funding, LLC (Ocala), a home mortgage warehousing facility, resulting in the loss of plaintiffs’ investment in Ocala. Ocala was a wholly-owned subsidiary of Taylor, Bean & Whitaker Mortgage Corp. (TBW), a home mortgage originator and servicer which is alleged to have committed fraud that led to its eventual bankruptcy. Ocala provided funding for TBW’s mortgage origination activities by issuing notes, the proceeds of which were to be used by TBW to originate home mortgages. Such mortgages and other Ocala assets in turn were pledged to BANA, as collateral agent, to secure the notes. Plaintiffs lost most or all of their investment in Ocala when, as the result of the alleged fraud committed by TBW, Ocala was unable to repay the notes purchased by plaintiffs and there was insufficient collateral to satisfy Ocala’s debt obligations. Plaintiffs allege that BANA breached its contractual, fiduciary and other duties to Ocala, thereby permitting TBW’s alleged fraud to go undetected. Plaintiffs seek compensatory damages and other relief from BANA, including interest and attorneys’ fees, in an unspecified amount, but which plaintiffs allege exceeds $1.6 billion. BANA’s motions to dismiss these actions are currently pending.
On August 30, 2010, plaintiffs each filed a new lawsuit (the 2010 Actions) against BANA in the U.S. District Court for the Southern District of Florida entitled BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank AG v. Bank of America, N.A., which the parties agreed to transfer to the U.S. District Court for the Southern District of New York as related to the 2009 Actions. The 2010 Actions assert an alternative theory for plaintiffs to recover a portion of their Ocala losses from BANA. Plaintiffs allege that BANA’s commercial division purchased from TBW participation interests in pools of mortgage loans that allegedly included loans that were already pledged as collateral for plaintiffs’ Ocala notes. Plaintiffs allege that the purchase of these participation interests constituted conversion of the underlying mortgage loans and that BANA is thus required to reimburse plaintiffs for the value of these loans. Plaintiffs seek compensatory and other damages, interest and attorneys’ fees in amounts that are unspecified but which plaintiffs allege exceed approximately $665 million, representing a portion of the same losses alleged in the 2009 Actions. BANA’s motion to dismiss the 2010 Actions was argued in the U.S. District Court for the Southern District of New York on January 26, 2011.
On October 1, 2010, BANA, on behalf of Ocala’s investors, filed suit in the U.S. District Court for the District of Columbia against the Federal Deposit Insurance Corporation (FDIC) as receiver of Colonial Bank (TBW’s primary bank) and Platinum Community Bank (a wholly-owned subsidiary of TBW) entitled Bank of America, National Association as indenture trustee, custodian and collateral agent for Ocala Funding, LLC v. Federal Deposit Insurance Corporation. The suit seeks judicial review of the FDIC’s denial of the administrative claims brought by BANA, on behalf of Ocala, in the FDIC’s Colonial and Platinum receivership proceedings. BANA’s claims allege that Ocala’s losses were in whole or in part the result of Colonial’s and Platinum’s participation in TBW’s alleged fraud. BANA seeks a court order requiring the FDIC to allow BANA’s claims in an amount equal to Ocala’s losses and, accordingly, to permit BANA, as trustee, collateral agent, custodian and depositary for Ocala, to share appropriately in distributions of any receivership assets that the FDIC makes to creditors of the two failed banks.

Parmalat
On November 23, 2005, the Official Liquidators of Food Holdings Limited and Dairy Holdings Limited, two entities in liquidation proceedings in the Cayman Islands, filed a complaint in the U.S. District Court for the Southern District of New York, entitled Food Holdings Ltd, et al. v. Bank of America Corp., et al., against the Corporation and several related entities. Plaintiffs allege that the Corporation and other defendants conspired with Parmalat, which was admitted to insolvency proceedings in Italy in December 2003, in carrying out transactions involving the plaintiffs in connection with the funding of Parmalat’s Brazilian entities. Plaintiffs assert claims for fraud, negligent misrepresentation, breach of fiduciary duty and other related claims. The complaint

204     Bank of America 2010

seeks in excess of $400 million in compensatory damages and interest, among other relief. On February 17, 2010, the court dismissed all of plaintiffs’ claims. On March 18, 2010, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit and on April 1, 2010, the Corporation filed a cross-appeal. Briefing was completed in December 2010.

NOTE 15 Shareholders’ Equity

Common Stock
In October 2010, July 2010, April 2010 and January 2010, the Board declared the fourth, third, second and first quarters’ cash dividends of $0.01 per common share, which were paid on December 24, 2010, September 24, 2010, June 25, 2010 and March 26, 2010 to common shareholders of record on December 3, 2010, September 3, 2010, June 4, 2010 and March 5, 2010, respectively. In addition, in January 2011, the Board declared a first quarter cash dividend of $0.01 per common share payable on March 25, 2011 to common shareholders of record on March 4, 2011.
On February 23, 2010, the Corporation held a special meeting of stockholders at which it obtained shareholder approval of an amendment to the Corporation’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 10.0 billion to 11.3 billion. On April 28, 2010, at the Corporation’s 2010 Annual Meeting of Stockholders, the Corporation obtained shareholder approval of an amendment to the Corporation’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 11.3 billion to 12.8 billion.
In January 2009, the Corporation issued 1.4 billion shares of common stock in connection with its acquisition of Merrill Lynch. For additional information regarding the Merrill Lynch acquisition, see Note 2 – Merger and Restructuring Activity. During 2009 and 2008, in connection with preferred stock issuances to the U.S. government under the Troubled Asset Relief Program (TARP), the Corporation issued warrants to purchase 121.8 million shares of common stock at an exercise price of $30.79 per share and 150.4 million shares of common stock at an exercise price of $13.30 per share. The U.S. Treasury auctioned these warrants in March 2010.
In May 2009, the Corporation issued 1.3 billion shares of its common stock at an average price of $10.77 per share through an at-the-market issuance program resulting in gross proceeds of approximately $13.5 billion.
Through a 2008 authorized share repurchase program, the Corporation had the ability to repurchase shares of its common stock, subject to certain restrictions, from time to time, in the open market or in private transactions. The 2008 authorized repurchase program expired on January 23, 2010. There is no existing Board authorized share repurchase program. In 2010, the Corporation did not repurchase any shares of common stock and issued approximately 98.6 million shares under employee stock plans. At December 31, 2010, the Corporation had reserved 1.5 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

Preferred Stock
During 2010, 2009 and 2008, the aggregate dividends declared on preferred stock were $1.4 billion, $4.5 billion and $1.3 billion, respectively. This included $474 million and $536 million in 2010 and 2009 related to preferred stock issued or remaining outstanding as a part of the Merrill Lynch acquisition.

In connection with the Merrill Lynch acquisition, Merrill Lynch non-convertible preferred shareholders received Bank of America Corporation preferred stock having substantially identical terms. On October 15, 2010, all of the outstanding shares of the mandatory convertible preferred stock of Merrill Lynch automatically converted into an aggregate of 50 million shares of the Corporation’s Common Stock in accordance with the terms of these preferred securities.
In October 2008, in connection with TARP, the Corporation issued to the U.S. Treasury non-voting perpetual preferred stock and warrants for $15.0 billion. In addition, in January 2009, in connection with TARP and the Merrill Lynch acquisition, the Corporation issued additional preferred stock for $30.0 billion.
In December 2009, the Corporation repurchased the non-voting perpetual preferred stock previously issued to the U.S. Treasury (TARP Preferred Stock) through the use of $25.7 billion in excess liquidity and $19.3 billion in proceeds from the sale of 1.3 billion Common Equivalent Securities (CES) valued at $15.00 per unit. The CES consisted of depositary shares representing interests in shares of Common Equivalent Junior Preferred Stock, Series S (Common Equivalent Stock) and contingent warrants to purchase an aggregate of 60 million shares of the Corporation’s common stock. On February 23, 2010, the Corporation held a special meeting of stockholders at which it obtained shareholder approval of an amendment to the Corporation’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock. Accordingly, the Common Equivalent Stock automatically converted in full into 1.286 billion shares of common stock on February 24, 2010. In addition, as a result, the contingent warrants expired without having become exercisable and the CES ceased to exist.
During 2009, the Corporation entered into agreements with certain holders of non-government perpetual preferred stock to exchange their holdings of approximately $7.3 billion aggregate liquidation preference, before third-party issuance costs, of approximately 323 million shares of perpetual preferred stock for approximately 545 million shares of common stock with a fair value of stock issued of $6.1 billion. In addition, the Corporation exchanged approximately $3.9 billion aggregate liquidation preference, before third-party issuance costs, of approximately 144 million shares of non-government preferred stock for approximately 200 million shares of common stock in an exchange offer with a fair value of stock issued of $2.5 billion. In total, these exchanges resulted in the exchange of approximately $11.3 billion aggregate liquidation preference, before third-party issuance costs, of approximately 467 million shares of preferred stock into approximately 745 million shares of common stock with a fair value of stock issued of $8.6 billion.
In addition, during 2009, the Corporation exchanged 3.6 million shares, or $3.6 billion aggregate liquidation preference of Series L 7.25% Non-Cumulative Perpetual Convertible Preferred Stock into 255 million shares of common stock valued at $2.8 billion, which was accounted for as an induced conversion of preferred stock.
As a result of these exchanges, the Corporation recorded an increase to retained earnings and net income (loss) applicable to common shareholders of $576 million. This represents the net of a $2.62 billion benefit due to the excess of the carrying value of the Corporation’s non-convertible preferred stock over the fair value of the common stock exchanged. This was partially offset by a $2.04 billion inducement representing the excess of the fair value of the common stock exchanged over the fair value of the common stock that would have been issued under the original conversion terms.

Bank of America 2010     205

The table below presents a summary of perpetual preferred stock previously issued by the Corporation and remaining outstanding, including the series of preferred stock issued and remaining outstanding in connection with the acquisition of Merrill Lynch, after consideration of the exchanges discussed on the previous page.
Preferred Stock Summary

				Liquidation
		Initial	Total	Preference
(Dollars in millions, except as noted)		Issuance	Shares	per Share	Carrying	Per Annum
Series	Description	Date	Outstanding	(in dollars)	Value (1)	Dividend Rate	Redemption Period
Series B (2)	7% Cumulative Redeemable	June 1997	7,571	$100	$1	7.00%	n/a

Series D (3, 8)	6.204% Non-Cumulative	September 2006	26,434	25,000	661	6.20%	On or after September 14, 2011

Series E (3, 8)	Floating Rate Non-Cumulative	November 2006	19,491	25,000	487	Annual rate equal to the greater of (a) 3-mo. LIBOR + 35 bps and (b) 4.00%	On or after November 15, 2011

Series H (3, 8)	8.20% Non-Cumulative	May 2008	114,483	25,000	2,862	8.20%	On or after May 1, 2013

Series I (3, 8)	6.625% Non-Cumulative	September 2007	14,584	25,000	365	6.625%	On or after October 1, 2017

Series J (3, 8)	7.25% Non-Cumulative	November 2007	39,111	25,000	978	7.25%	On or after November 1, 2012

Series K (3, 9)	Fixed-to-Floating Rate Non-Cumulative	January 2008	66,702	25,000	1,668	8.00% through 1/29/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018

Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,349,321	1,000	3,349	7.25%	n/a

Series M (3, 9)	Fixed-to-Floating Rate Non-Cumulative	April 2008	57,357	25,000	1,434	8.125% through 5/14/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018

Series 1 (3, 4)	Floating Rate Non-Cumulative	November 2004	4,861	30,000	146	3-mo. LIBOR + 75 bps (5)	On or after November 28, 2009

Series 2 (3, 4)	Floating Rate Non-Cumulative	March 2005	17,547	30,000	526	3-mo. LIBOR + 65 bps (5)	On or after November 28, 2009

Series 3 (3, 4)	6.375% Non-Cumulative	November 2005	22,336	30,000	670	6.375%	On or after November 28, 2010

Series 4 (3, 4)	Floating Rate Non-Cumulative	November 2005	12,976	30,000	389	3-mo. LIBOR + 75 bps (6)	On or after November 28, 2010

Series 5 (3, 4)	Floating Rate Non-Cumulative	March 2007	20,190	30,000	606	3-mo. LIBOR + 50 bps (6)	On or after May 21, 2012

Series 6 (3, 7)	6.70% Non-Cumulative Perpetual	September 2007	65,000	1,000	65	6.70%	On or after February 3, 2009

Series 7 (3, 7)	6.25% Non-Cumulative Perpetual	September 2007	16,596	1,000	17	6.25%	On or after March 18, 2010

Series 8 (3, 4)	8.625% Non-Cumulative	April 2008	89,100	30,000	2,673	8.625%	On or after May 28, 2013

Total			3,943,660		$16,897

(1)	Amounts shown are before third-party issuance costs and other Merrill Lynch purchase accounting related adjustments of $335 million.
(2)	Series B Preferred Stock does not have early redemption/call rights.
(3)	The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends.
(4)	Ownership is held in the form of depositary shares, each representing a 1/1200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(5)	Subject to 3.00% minimum rate per annum.
(6)	Subject to 4.00% minimum rate per annum.
(7)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(8)	Ownership is held in the form of depositary shares, each representing a 1/1000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(9)	Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a semi-annual cash dividend, if and when declared, until the redemption date adjusts to a quarterly cash dividend, if and when declared, thereafter.
n/a = not applicable

206     Bank of America 2010

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
All series of preferred stock on the previous page have a par value of $0.01 per share, are not subject to the operation of a sinking fund, have no participation rights, and with the exception of the Series L Preferred Stock, are not convertible. The holders of the Series B Preferred Stock and Series 1-8 Preferred Stock have general voting rights, and the holders of the other series included on the previous page have no general voting rights. All preferred stock of the Corporation outstanding has preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. If any dividend payable on these series is in arrears for three or more semi-annual or six or more quarterly dividend periods, as applicable (whether consecutive or not), the holders of these series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these series for at least two semi-annual or four quarterly dividend periods, as applicable, following the dividend arrearage.

NOTE 16 Accumulated Other Comprehensive Income

The table below presents the changes in accumulated OCI in 2008, 2009 and 2010, net-of-tax.

	Available-for-	Available-for-
	Sale Debt	Sale Marketable		Employee	Foreign
(Dollars in millions)	Securities	Equity Securities	Derivatives	Benefit Plans (1)	Currency (2)	Total
Balance, December 31, 2007	$(1,880)	$8,416	$(4,402)	$(1,301)	$296	$1,129
Net change in fair value recorded in accumulated OCI (3)	(5,496)	(4,858)	147	(3,387)	(1,000)	(14,594)
Net realized losses reclassified into earnings	1,420	377	797	46	–	2,640

Balance, December 31, 2008	$(5,956)	$3,935	$(3,458)	$(4,642)	$(704)	$(10,825)

Cumulative adjustment for accounting change – OTTI (4)	(71)	–	–	–	–	(71)
Net change in fair value recorded in accumulated OCI	6,364	2,651	153	318	211	9,697
Net realized (gains) losses reclassified into earnings	(965)	(4,457)	770	232	–	(4,420)

Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)

Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities	(116)	–	–	–	–	(116)
Credit-related notes	229	–	–	–	–	229
Net change in fair value recorded in accumulated OCI	2,210	5,657	(1,108)	(104)	(44)	6,611
Net realized (gains) losses reclassified into earnings	(981)	(1,127)	407	249	281	(1,171)

Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)

(1)	Net change in fair value represents after-tax adjustments based on the final year-end actuarial valuations.
(2)	Net change in fair value represents only the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.
(3)	For more information on employee benefit plans, see Note 19 – Employee Benefit Plans.
(4)	Effective January 1, 2009, the Corporation adopted new accounting guidance on the recognition of OTTI losses on debt securities. For additional information on the adoption of this accounting guidance, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities.

Bank of America 2010     207

NOTE 17 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2010, 2009 and 2008 is presented below. See Note 1 — Summary of Significant Accounting Principles for additional information on the calculation of EPS.

(Dollars in millions, except per share information; shares in thousands)	2010	2009	2008
Earnings (loss) per common share
Net income (loss)	$(2,238)	$6,276	$4,008
Preferred stock dividends	(1,357)	(4,494)	(1,452)
Accelerated accretion from redemption of preferred stock issued to the U.S. Treasury	–	(3,986)	–

Net income (loss) applicable to common shareholders	(3,595)	(2,204)	2,556
Dividends and undistributed earnings allocated to participating securities	(4)	(6)	(69)

Net income (loss) allocated to common shareholders	$(3,599)	$(2,210)	$2,487

Average common shares issued and outstanding	9,790,472	7,728,570	4,592,085

Earnings (loss) per common share	$(0.37)	$(0.29)	$0.54

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$(3,595)	$(2,204)	$2,556
Dividends and undistributed earnings allocated to participating securities	(4)	(6)	(69)

Net income (loss) allocated to common shareholders	$(3,599)	$(2,210)	$2,487

Average common shares issued and outstanding	9,790,472	7,728,570	4,592,085
Dilutive potential common shares (1)	–	–	4,343

Total diluted average common shares issued and outstanding	9,790,472	7,728,570	4,596,428

Diluted earnings (loss) per common share	$(0.37)	$(0.29)	$0.54

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.

Due to the net loss applicable to common shareholders for 2010 and 2009, no dilutive potential common shares were included in the calculation of diluted EPS because they would have been antidilutive.
For 2010, 2009 and 2008, average options to purchase 271 million, 315 million and 181 million shares, respectively, of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For 2010 and 2009, average warrants to purchase 272 million and 265 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For 2010 and 2009, 107 million and 147 million average dilutive potential common shares associated with the convertible Series L Preferred Stock, and the mandatory convertible Preferred Stock Series 2 and Series 3 of Merrill Lynch were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2009, 81 million average dilutive potential common shares associated with the CES were also excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2008, 128 million average dilutive potential common shares associated with the convertible Series L Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method.
For purposes of computing basic EPS, CES were considered to be participating securities prior to February 24, 2010, however, due to a net loss for 2010, CES were not allocated earnings. The two-class method prohibits the allocation of an undistributed loss to participating securities. For purposes of computing diluted EPS, there was no dilutive effect of the CES, which were outstanding prior to February 24, 2010, due to a net loss for 2010.
For 2009, as a result of repurchasing the TARP Preferred Stock, the Corporation accelerated the remaining accretion of the issuance discount on the TARP Preferred Stock of $4.0 billion and recorded a corresponding charge to retained earnings and income (loss) applicable to common shareholders in the calculation of diluted earnings per common share. In addition, in 2009, the Corporation recorded an increase to retained earnings and net income (loss) available to common shareholders of $576 million related to the Corporation’s preferred stock exchange for common stock.

NOTE 18 Regulatory Requirements and Restrictions
The Federal Reserve requires the Corporation’s banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average daily reserve balances required by the Federal Reserve were $12.9 billion and $10.9 billion for 2010 and 2009. Currency and coin residing in branches and cash vaults (vault cash) are used to partially satisfy the reserve requirement. The average daily reserve balances, in excess of vault cash, held with the Federal Reserve amounted to $5.5 billion and $3.4 billion for 2010 and 2009.
The primary sources of funds for cash distributions by the Corporation to its shareholders are dividends received from its banking subsidiaries, Bank of America, N.A. and FIA Card Services, N.A. In 2010, the Corporation received $4.6 billion in dividends from Bank of America, N.A. In 2011, Bank of America, N.A. and FIA Card Services, N.A. can declare and pay dividends to the Corporation of $5.8 billion and $0 plus an additional amount equal to their net profits for 2011, as defined by statute, up to the date of any such dividend declaration. The other subsidiary national banks can pay dividends in aggregate in 2011 of $53 million plus an additional amount equal to their net profits for 2011, as defined by statute, up to the date of any such dividend declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the OCC is the subsidiary bank’s net profits for that year combined with its net retained profits, as defined, for the preceding two years.
The Federal Reserve, OCC, FDIC and Office of Thrift Supervision (collectively, joint agencies) have in place regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial position. The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total capital consists of three tiers of capital. Tier 1 capital includes qualifying common shareholders’ equity, CES, qualifying noncumulative perpetual preferred stock, qualifying Trust Securities, hybrid securities and qualifying non-controlling interests, less goodwill and other adjustments. Tier 2 capital consists of qualifying subordinated debt, a limited portion of the

208     Bank of America 2010

allowance for loan and lease losses, a portion of net unrealized gains on AFS marketable equity securities and other adjustments. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. Tier 3 capital can only be used to satisfy the Corporation’s market risk capital requirement and may not be used to support its credit risk requirement. At December 31, 2010 and 2009, the Corporation had no subordinated debt that qualified as Tier 3 capital.
Certain corporate-sponsored trust companies which issue Trust Securities are not consolidated. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits that will be effective on March 31, 2011. As a result, the Corporation includes Trust Securities in Tier 1 capital. The Financial Reform Act includes a provision under which the Corporation’s previously issued and outstanding Trust Securities in the aggregate amount of $19.9 billion (approximately 137 bps of Tier 1 capital) at December 31, 2010, will no longer qualify as Tier 1 capital effective January 1, 2013. This amount excludes $1.6 billion of hybrid Trust Securities that are expected to be converted to preferred stock prior to the date of implementation. The exclusion of Trust Securities from Tier 1 capital will be phased in incrementally over a three-year phase-in period. The treatment of Trust Securities during the phase-in period remains unclear and is subject to future rulemaking.
Current limits restrict core capital elements to 15 percent of total core capital elements for internationally active bank holding companies. Internationally active bank holding companies are those that have significant activities in non-U.S. markets with consolidated assets greater than $250 billion or on-balance sheet non-U.S. exposure greater than $10 billion. In addition, the Federal Reserve revised the qualitative standards for capital instruments included in regulatory capital. At December 31, 2010, the Corporation’s restricted core capital elements comprised 11.4 percent of total core capital elements. The Corporation is and expects to remain fully compliant with the revised limits.

To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of four percent and a Total capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 leverage ratio of four percent. National banks must maintain a Tier 1 leverage ratio of at least five percent to be classified as “well-capitalized.” At December 31, 2010, the Corporation’s Tier 1 capital, Total capital and Tier 1 leverage ratios were 11.24 percent, 15.77 percent and 7.21 percent, respectively. This classifies the Corporation as “well-capitalized” for regulatory purposes, the highest classification.
Net unrealized gains or losses on AFS debt securities and marketable equity securities, net unrealized gains and losses on derivatives, and employee benefit plan adjustments in shareholders’ equity are excluded from the calculations of Tier 1 common capital as discussed below, Tier 1 capital and leverage ratios. The Total capital ratio excludes all of the above with the exception of up to 45 percent of the pre-tax net unrealized gains on AFS marketable equity securities.
The Corporation calculates Tier 1 common capital as Tier 1 capital including any CES less preferred stock, qualifying Trust Securities, hybrid securities and qualifying noncontrolling interest in subsidiaries. CES was included in Tier 1 common capital based upon applicable regulatory guidance and the expectation at December 31, 2009 that the underlying Common Equivalent Junior Preferred Stock, Series S would convert into common stock following shareholder approval of additional authorized shares. Shareholders approved the increase in the number of authorized shares of common stock and the Common Equivalent Stock converted into common stock on February 24, 2010. Tier 1 common capital was $125.1 billion and $120.4 billion and the Tier 1 common capital ratio was 8.60 percent and 7.81 percent at December 31, 2010 and 2009.
The table below presents actual and minimum required regulatory capital amounts for 2010 and 2009.

Regulatory Capital

	December 31
	2010			2009
	Actual			Actual
			Minimum			Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)
Risk-based capital
Tier 1 common
Bank of America Corporation	8.60%	$125,139	n/a	7.81%	$120,394	n/a
Tier 1
Bank of America Corporation	11.24	163,626	$58,238	10.40	160,388	$61,676
Bank of America, N.A.	10.78	114,345	42,416	10.30	111,916	43,472
FIA Card Services, N.A.	15.30	25,589	6,691	15.21	28,831	7,584
Total
Bank of America Corporation	15.77	229,594	116,476	14.66	226,070	123,401
Bank of America, N.A.	14.26	151,255	84,831	13.76	149,528	86,944
FIA Card Services, N.A.	16.94	28,343	13,383	17.01	32,244	15,168
Tier 1 leverage
Bank of America Corporation	7.21	163,626	90,811	6.88	160,388	93,267
Bank of America, N.A.	7.83	114,345	58,391	7.38	111,916	60,626
FIA Card Services, N.A.	13.21	25,589	7,748	23.09	28,831	4,994

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
n/a = not applicable

Bank of America 2010     209

Regulatory Capital Developments
In June 2004, the Basel II Accord was published with the intent of more closely aligning regulatory capital requirements with underlying risks, similar to economic capital. While economic capital is measured to cover unexpected losses, the Corporation also manages regulatory capital to adhere to regulatory standards of capital adequacy.
The Basel II Final Rule (Basel II Rules), which was published on December 7, 2007, established requirements for the U.S. implementation and provided detailed requirements for a new regulatory capital framework related to credit and operational risk (Pillar 1), supervisory requirements (Pillar 2) and disclosure requirements (Pillar 3). The Corporation began Basel II parallel implementation on April 1, 2010.
Subsequently, amended rules issued by the Basel Committee on Bank Supervision known as Basel III were published in December 2010 along with final Market Risk Rules issued by the Federal Reserve. The Basel III rules and the Financial Reform Act seek to disqualify trust preferred securities and other hybrid capital securities from Tier 1 capital treatment with the Financial Reform Act proposing it to be phased in over a period from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations certain of which may be significant), increased capital for counterparty credit risk, and three capital buffers to strengthen capital levels which would be also phased in over time. The three capital buffers include a capital conservation buffer, a countercyclical buffer and a systematically important financial institution buffer, which would result in a minimum Total capital ratio of at least eight percent by 2013. Market Risk Rules include additional VaR based measurements, among others, that are meant to further strengthen capital levels. The Corporation continues to monitor the development and potential impact of these rules, and has determined that given current initiatives and continued focus on all of these rules by the date of full implementation in 2018, the Corporation must have a Tier 1 common capital ratio of seven percent which it anticipates it will meet. The Corporation does not expect the need to issue any common stock to meet the new Basel proposals.
There remains significant uncertainty on the final impacts as the U.S. has issued final rules only for Basel II and a Notice of Proposed Rulemaking for the Market Risk Rules at this time. Impacts may change as the U.S. finalizes rules for Basel III and the regulatory agencies interpret the final rules during the implementation process.

NOTE 19 Employee Benefit Plans

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
In May 2008, the Corporation and the IRS entered into a closing agreement resolving all matters relating to an audit by the IRS of the Pension Plan and the Bank of America 401(k) Plan. The audit included a review of voluntary transfers by participants of 401(k) Plan accounts to the Pension Plan. In connection with the agreement, during 2009 the Pension Plan transferred approximately $1.2 billion of assets and liabilities associated with the transferred accounts to a newly established defined contribution plan.
As a result of acquisitions, the Corporation assumed the obligations related to the pension plans of FleetBoston, MBNA, U.S. Trust Corporation, LaSalle and Countrywide. These five acquired pension plans have been merged into a separate defined benefit pension plan, which, together with the Pension Plan, are referred to as the Qualified Pension Plans. The benefit structures under these acquired plans have not changed and remain intact in the merged plan. Certain benefit structures are substantially similar to the Pension Plan discussed above; however, certain of these structures do not allow participants to select various earnings measures; rather the earnings rate is based on a benchmark rate. In addition, these benefit structures include participants with benefits determined under formulas based on average or career compensation and years of service rather than by reference to a pension account. Certain of the other benefit structures provide participant’s retirement benefits based on the number of years of benefit service and a percentage of the participant’s average annual compensation during the five highest paid consecutive years of the last ten years of employment.
As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan, non-U.S. pension plans, nonqualified pension plans and postretirement plans. The non-U.S. pension plans vary based on the country and local practices. The terminated U.S. pension plan is referred to as the Other Pension Plan.
In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution in 2010 and contributed $120 million during 2009 under this agreement. Additional contributions may be required in the future under this agreement.
The Corporation sponsors a number of noncontributory, nonqualified pension plans (the Nonqualified Pension Plans). As a result of acquisitions, the Corporation assumed the obligations related to the noncontributory, nonqualified pension plans of certain legacy companies including Merrill Lynch. These plans, which are unfunded, provide defined pension benefits to certain employees.
In addition to retirement pension benefits, full-time, salaried employees and certain part-time employees may become eligible to continue participation as retirees in health care and/or life insurance plans sponsored by the Corporation. Based on the other provisions of the individual plans, certain retirees may also have the cost of these benefits partially paid by the Corporation. The obligations assumed as a result of acquisitions are substantially similar to the Corporation’s postretirement health and life plans, except for Countrywide which did not have a postretirement health and life plan. Collectively, these plans are referred to as the Postretirement Health and Life Plans.

210     Bank of America 2010

The table below summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2010 and 2009. Amounts recognized at December 31, 2010 and 2009 are reflected in other assets, and accrued expenses and other liabilities on the Consolidated Balance Sheet. The discount rate assumption is based on a cash flow matching technique and is subject to change each year. This technique utilizes yield curves that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans to produce the discount rate assumptions. The asset valuation method for the Qualified Pension Plans recognizes 60 percent of the prior year’s market gains or losses at the next measurement date with the remaining 40 percent spread equally over the subsequent four years.

					Nonqualified
	Qualified		Non-U.S.		and Other		Postretirement
	Pension Plans (1)		Pension Plans (1)		Pension Plans (1)		Health and Life Plans (1)
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Change in fair value of plan assets
Fair value, January 1	$14,527	$14,254	$1,312	$–	$2,535	$2	$113	$110
Merrill Lynch balance, January 1, 2009	–	–	–	1,025	–	2,763	–	–
Actual return on plan assets	1,835	2,238	157	177	272	(235)	13	21
Company contributions (2)	–	–	82	61	196	261	100	92
Plan participant contributions	–	–	2	2	–	–	139	141
Benefits paid	(714)	(791)	(55)	(53)	(314)	(256)	(275)	(272)
Plan transfer	–	(1,174)	–	–	–	–	–	–
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	18	21
Foreign currency exchange rate changes	n/a	n/a	(26)	100	n/a	n/a	–	–

Fair value, December 31	$15,648	$14,527	$1,472	$1,312	$2,689	$2,535	$108	$113

Change in projected benefit obligation
Projected benefit obligation, January 1	$13,048	$13,724	$1,518	$–	$2,918	$1,258	$1,620	$1,404
Merrill Lynch balance, January 1, 2009	–	–	–	1,280	–	1,683	–	226
Service cost	397	387	30	30	3	4	14	16
Interest cost	748	740	79	76	163	167	92	93
Plan participant contributions	–	–	2	2	–	–	139	141
Plan amendments	–	37	2	–	–	–	64	–
Actuarial loss (gain)	459	89	78	75	308	62	32	(11)
Benefits paid	(714)	(791)	(55)	(53)	(314)	(256)	(275)	(272)
Plan transfer	–	(1,174)	–	–	–	–	–	–
Termination benefits	–	36	–	–	–	–	–	–
Curtailments	–	–	–	(3)	–	–	–	–
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	18	21
Foreign currency exchange rate changes	n/a	n/a	(30)	111	–	–	–	2

Projected benefit obligation, December 31	$13,938	$13,048	$1,624	$1,518	$3,078	$2,918	$1,704	$1,620

Amount recognized, December 31	$1,710	$1,479	$(152)	$(206)	$(389)	$(383)	$(1,596)	$(1,507)

Funded status, December 31
Accumulated benefit obligation	$13,192	$12,198	$1,504	$1,401	$3,077	$2,916	n/a	n/a
Overfunded (unfunded) status of ABO	2,456	2,329	(32)	(89)	(388)	(381)	n/a	n/a
Provision for future salaries	746	850	120	117	1	2	n/a	n/a
Projected benefit obligation	13,938	13,048	1,624	1,518	3,078	2,918	$1,704	$1,620

Weighted-average assumptions, December 31
Discount rate	5.45%	5.75%	5.29%	5.40%	5.20%	5.75%	5.10%	5.75%
Rate of compensation increase	4.00	4.00	4.88	4.69	4.00	4.00	n/a	n/a

(1)	The measurement date for the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
(2)	The Corporation’s best estimate of its contributions to be made to the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2011 is $0, $82 million, $103 million and $121 million, respectively.
n/a = not applicable

Amounts recognized in the Corporation’s Consolidated Balance Sheet at December 31, 2010 and 2009 are presented in the table below.

					Nonqualified		Postretirement
	Qualified		Non-U.S.		and Other		Health and Life
	Pension Plans		Pension Plans		Pension Plans		Plans
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Other assets	$1,710	$1,479	$32	$1	$809	$830	$–	$–
Accrued expenses and other liabilities	–	–	(184)	(207)	(1,198)	(1,213)	(1,596)	(1,507)

Net amount recognized at December 31	$1,710	$1,479	$(152)	$(206)	$(389)	$(383)	$(1,596)	$(1,507)

Bank of America 2010     211

Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2010 and 2009 are presented in the table below. These plans primarily represent non-qualified plans not subject to ERISA or non-U.S. pension plans where funding strategies vary due to legal requirements and local practices.

			Nonqualified
	Non-U.S.		and Other
	Pension Plans		Pension Plans
(Dollars in millions)	2010	2009	2010	2009
Plans with ABO in excess of plan assets (1)
PBO	$249	$221	$1,200	$1,216
ABO	242	214	1,199	1,214
Fair value of plan assets	106	72	2	2

Plans with PBO in excess of plan assets (1)
PBO	$414	$1,473	$1,200	$1,216
Fair value of plan assets	230	1,266	2	2

(1)	There were no Qualified Pension Plans with ABO or PBO in excess of plan assets at December 31, 2010 and 2009.

Net periodic benefit cost (income) for 2010, 2009 and 2008 included the following components.

	Qualified Pension Plans			Non-U.S. Pension Plans
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost (income)
Service cost	$397	$387	$343	$30	$30	$–
Interest cost	748	740	837	79	76	–
Expected return on plan assets	(1,263)	(1,231)	(1,444)	(88)	(74)	–
Amortization of prior service cost (credits)	28	39	33	–	–	–
Amortization of net actuarial loss	362	377	83	–	–	–
Recognized loss (gain) due to settlements and curtailments	–	–	–	–	(2)	–
Recognized termination benefit costs	–	36	–	–	–	–

Net periodic benefit cost (income)	$272	$348	$(148)	$21	$30	$–

Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.75%	6.00%	6.00%	5.40%	5.55%	n/a
Expected return on plan assets	8.00	8.00	8.00	6.82	6.78	n/a
Rate of compensation increase	4.00	4.00	4.00	4.69	4.61	n/a

	Nonqualified and			Postretirement Health
	Other Pension Plans			and Life Plans
(Dollars in millions)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost (income)
Service cost	$3	$4	$7	$14	$16	$16
Interest cost	163	167	77	92	93	87
Expected return on plan assets	(138)	(148)	–	(9)	(8)	(13)
Amortization of transition obligation	–	–	–	31	31	31
Amortization of prior service cost (credits)	(8)	(8)	(8)	6	–	–
Amortization of net actuarial loss (gain)	10	5	14	(49)	(77)	(81)
Recognized loss (gain) due to settlements and curtailments	17	2	–	–	–	–

Net periodic benefit cost (income)	$47	$22	$90	$85	$55	$40

Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Expected return on plan assets	5.25	5.25	n/a	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a

n/a = not applicable

The net periodic benefit cost (income) for each of the plans in 2010 and 2009 includes Merrill Lynch. The net periodic benefit cost (income) of the Merrill Lynch Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans was $(20) million and $18 million in 2009 using a blended discount rate of 5.59 percent at January 1, 2009.
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
The discount rate and expected return on plan assets impact the net periodic benefit cost (income) recorded for the plans. With all other assumptions held constant, a 25-basis point decline in the discount rate and expected return on plan assets would result in an increase of approximately $50 million and $41 million, respectively, for the Qualified Pension Plans. For the Non-U.S. Pension Plans, the Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, the 25-basis point decline in rates would not have a significant impact.

212     Bank of America 2010

Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans was 7.50 percent for 2011, reducing in steps to 5.00 percent in 2017 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs and the benefit obligation by $4 million and $62 million in 2010. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs and the benefit obligation by $4 million and $58 million in 2010.
Pre-tax amounts included in accumulated OCI for employee benefit plans at December 31, 2010 and 2009 are presented in the table below.

					Nonqualified		Postretirement
	Qualified		Non-U.S.		and Other		Health and
	Pension Plans		Pension Plans		Pension Plans		Life Plans		Total
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Net actuarial (gain) loss	$5,461	$5,937	$(20)	$(30)	$656	$509	$(27)	$(106)	$6,070	$6,310
Transition obligation	–	–	–	–	–	–	63	95	63	95
Prior service cost (credits)	98	126	1	–	(15)	(22)	58	–	142	104

Amounts recognized in accumulated OCI	$5,559	$6,063	$(19)	$(30)	$641	$487	$94	$(11)	$6,275	$6,509

Pre-tax amounts recognized in OCI for employee benefit plans in 2010 included the following components.

			Nonqualified	Postretirement
	Qualified	Non-U.S.	and Other	Health and
(Dollars in millions)	Pension Plans	Pension Plans	Pension Plans	Life Plans	Total
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial (gain) loss	$(114)	$9	$173	$29	$97
Amortization of actuarial gain (loss)	(362)	–	(27)	49	(340)
Current year prior service cost	–	2	–	64	66
Amortization of prior service credit (cost)	(28)	–	8	(6)	(26)
Amortization of transition obligation	–	–	–	(31)	(31)

Total recognized in OCI	$(504)	$11	$154	$105	$(234)

The estimated pre-tax amounts that will be amortized from accumulated OCI into period cost in 2011 are presented in the table below.

			Nonqualified	Postretirement
	Qualified	Non-U.S.	and Other	Health and
(Dollars in millions)	Pension Plans	Pension Plans	Pension Plans	Life Plans	Total
Net actuarial loss	$395	$–	$15	$–	$410
Prior service cost (credit)	22	–	(8)	6	20
Transition obligation	–	–	–	31	31

Total amortized from accumulated OCI	$417	$–	$7	$37	$461

Plan Assets
The Qualified Pension Plans have been established as retirement vehicles for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plans. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/return profile of the assets. Asset allocation ranges are established, periodically reviewed and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the equity exposure of participant-selected earnings measures. For example, the common stock of the Corporation held in the trust is maintained as an offset to the exposure related to participants who elected to receive an earnings measure based on the return performance of common stock of the Corporation. No plan assets are expected to be returned to the Corporation during 2011.
The assets of the Non-U.S. Pension Plans are primarily attributable to the U.K. pension plan. The U.K. pension plan’s assets are invested prudently so that the benefits promised to members are provided with consideration given to the nature and the duration of the plan’s liabilities. The current planned investment strategy was set following an asset-liability study and advice from the trustee’s investment advisors. The selected asset allocation strategy is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities.
The Expected Return on Asset assumption (EROA assumption) was developed through analysis of historical market returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, the funds’ past experience, and expectations on potential future market returns. The EROA assumption is determined using the calculated market-related value for the Qualified Pension Plans and the Other Pension Plan and the fair value for the Non-U.S. Pension Plans and Postretirement Health and Life Plans. The EROA assumption represents a long-term average view of the performance of the assets in the Qualified Pension Plans, the Non-U.S. Pension Plans, the Other Pension Plan, and Postretirement Health and Life Plans, a return that may or may not be achieved during any one

Bank of America 2010     213

calendar year. Some of the building blocks used to arrive at the long-term return assumption include an implied return from equity securities of 8.75 percent, debt securities of 5.75 percent and real estate of 7.00 percent for the Qualified Pension Plans, the Non-U.S. Pension Plans, the Other Pension Plan, and Postretirement Health and Life Plans. The terminated U.S. pension plan is solely invested in a group annuity contract which primarily invested in fixed-

income securities structured such that asset maturities match the duration of the plan’s obligations.
The target allocations for 2011 by asset category for the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the following table.

2011 Target Allocation
			Nonqualified	Postretirement
	Qualified	Non-U.S.	and Other	Health and Life
Asset Category	Pension Plans	Pension Plans	Pension Plans	Plans
Equity securities	60 – 80%	25 – 75%	0 – 5%	50 – 75%
Debt securities	20 – 40	10 – 60	95 – 100	25 – 45
Real estate	0 – 5	0 – 15	0 – 5	0 – 5
Other	0 – 10	5 – 40	0 – 5	0 – 5

Equity securities for the Qualified Pension Plans include common stock of the Corporation in the amounts of $189 million (1.21 percent of total plan assets) and $224 million (1.54 percent of total plan assets) at December 31, 2010 and 2009.

214     Bank of America 2010

Fair Value Measurements
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 22 – Fair Value Measurements.
Plan investment assets measured at fair value by level and in total at December 31, 2010 and 2009 are summarized in the table below.

	December 31, 2010
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest-bearing cash	$1,469	$–	$–	$1,469
Cash and cash equivalent commingled/mutual funds	–	45	–	45
Fixed income
U.S. government and government agency securities	701	2,604	14	3,319
Corporate debt securities	–	1,106	–	1,106
Asset-backed securities	–	796	–	796
Non-U.S. debt securities	36	397	9	442
Fixed income commingled/mutual funds	240	1,359	–	1,599
Equity
Common and preferred equity securities	6,980	1	–	6,981
Equity commingled/mutual funds	637	2,307	–	2,944
Public real estate investment trusts	–	168	–	168
Real estate
Private real estate	–	–	110	110
Real estate commingled/mutual funds	30	2	215	247
Limited partnerships	–	101	230	331
Other investments (1)	19	258	83	360

Total plan investment assets, at fair value	$10,112	$9,144	$661	$19,917

	December 31, 2009
Cash and short-term investments
Money market and interest-bearing cash	$1,311	$–	$–	$1,311
Cash and cash equivalent commingled/mutual funds	–	18	–	18
Fixed income
U.S. government and government agency securities	1,460	1,422	–	2,882
Corporate debt securities	22	1,279	–	1,301
Asset-backed securities	–	1,116	–	1,116
Non-U.S. debt securities	278	601	6	885
Fixed income commingled/mutual funds	57	1,202	–	1,259
Equity
Common and preferred equity securities	6,077	–	–	6,077
Equity commingled/mutual funds	697	2,026	–	2,723
Public real estate investment trusts	–	116	–	116
Real estate
Private real estate	–	–	119	119
Real estate commingled/mutual funds	23	–	195	218
Limited partnerships	–	91	162	253
Other investments (1)	1	20	188	209

Total plan investment assets, at fair value	$9,926	$7,891	$670	$18,487

(1)	Other investments represent interest rate swaps of $198 million and $110 million, participant loans of $79 million and $74 million, commodity and balanced funds of $44 million and $14 million and other various investments of $39 million and $11 million at December 31, 2010 and 2009.

Bank of America 2010     215

The table below presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2010 and 2009.
Level 3 – Fair Value Measurements

	2010
		Actual Return on
		Plan Assets Still
	Balance	Held at the	Purchases, Sales	Transfers into/	Balance
(Dollars in millions)	January 1	Reporting Date (1)	and Settlements	(out of) Level 3	December 31
Fixed income
U.S. government and government agency securities	$–	$–	$–	$14	$14
Non-U.S. debt securities	6	1	–	2	9
Real estate
Private real estate	119	(9)	–	–	110
Real estate commingled/mutual funds	195	(4)	24	–	215
Limited partnerships	162	13	2	53	230
Other investments	188	–	6	(111)	83

Total	$670	$1	$32	$(42)	$661

	2009
Fixed income
Corporate debt securities	$1	$(1)	$–	$–	$–
Non-U.S. debt securities	6	–	–	–	6
Real estate
Private real estate	149	(29)	(1)	–	119
Real estate commingled/mutual funds	281	(92)	6	–	195
Limited partnerships	91	14	37	20	162
Other investments	293	(106)	1	–	188

Total	$821	$(214)	$43	$20	$670

(1)	During 2009, the Corporation did not sell any Level 3 plan assets during the period.

Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the following table.

				Postretirement Health and Life Plans
			Nonqualified
	Qualified	Non-U.S.	and Other		Medicare
(Dollars in millions)	Pension Plans (1)	Pension Plans (2)	Pension Plans (2)	Net Payments (3)	Subsidy
2011	$1,016	$60	$231	$167	$19
2012	1,031	62	250	168	19
2013	1,038	63	242	168	19
2014	1,037	65	232	168	19
2015	1,041	66	235	166	18
2016 – 2020	5,231	350	1,147	757	87

(1)	Benefit payments expected to be made from the plans’ assets.
(2)	Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.
(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Defined Contribution Plans
The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans. As a result of the Merrill Lynch acquisition, the Corporation also maintains the defined contribution plans of Merrill Lynch which include the 401(k) Savings & Investment Plan, the Retirement and Accumulation Plan (RAP) and the Employee Stock Ownership Plan (ESOP). The Corporation contributed approximately $670 million, $605 million and $454 million in 2010, 2009 and 2008, respectively, in cash, to the qualified defined contribution plans. At December 31, 2010 and 2009, 208 million shares and 203 million shares of the Corporation’s common stock were held by plans. Payments to the plans for dividends on common stock were $8 million, $8 million and $214 million in 2010, 2009 and 2008, respectively.
In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.

216     Bank of America 2010

NOTE 20 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, including the Key Employee Stock Plan, the Key Associate Stock Plan and the Merrill Lynch Employee Stock Compensation Plan. Descriptions of the material features of the equity compensation plans are below. Under these plans, the Corporation grants long-term stock-based awards, including stock options, restricted stock shares and RSUs. For 2010, restricted stock awards generally vest in three equal annual installments beginning one year from the grant date, with the exception of certain awards to financial advisors that vest eight years from the grant date, and an award of restricted stock shares that was vested on the grant date but released from restrictions over 18 months.
For most awards, expense is generally recognized ratably over the vesting period net of estimated forfeitures, unless the associate meets certain retirement eligibility criteria. For associate awards that meet retirement eligibility criteria, the Corporation records the expense upon grant. For associates that become retirement eligible during the vesting period, the Corporation recognizes expense from the grant date to the date on which the associate becomes retirement eligible, net of estimated forfeitures. The compensation cost for the following stock-based plans was $2.0 billion, $2.4 billion and $885 million in 2010, 2009 and 2008, respectively. The related income tax benefit was $727 million, $892 million and $328 million for 2010, 2009 and 2008, respectively.

Key Employee Stock Plan
The Key Employee Stock Plan, as amended and restated, provided for different types of awards including stock options, restricted stock shares and RSUs. Under the plan, 10-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002 to certain employees at the closing market price on the respective grant dates. At December 31, 2010, approximately 36 million fully vested options were outstanding under this plan. No further awards may be granted.

Key Associate Stock Plan
The Key Associate Stock Plan became effective January 1, 2003. It provides for different types of long-term awards, including stock options, restricted stock shares and RSUs. As of December 31, 2010, the shareholders had authorized approximately 1.1 billion shares for grant under this plan. Additionally, any shares covered by awards under the Key Employee Stock Plan or certain legacy company plans that cancel, terminate, expire, lapse or settle in cash after a specified date may be re-granted under the Key Associate Stock Plan.
In February 2010, the Corporation issued approximately 191 million RSUs to certain employees under the Key Associate Stock Plan. These awards generally vest in three equal annual installments beginning one year from the grant date. Vested RSUs will be settled in cash unless the Corporation authorizes settlement in common shares. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock. The compensation cost for the remaining awards is fixed and based on the share price of the common stock on the date of grant, or the date upon which settlement in common stock has been authorized. The Corporation hedges a portion of its exposure to variability in the expected cash flows for unvested awards using a combination of economic and cash flow hedges as described in Note 4 – Derivatives. During 2010, the Corporation authorized approximately 100 million RSUs to be settled in common shares and terminated a portion of the corresponding economic and cash flow hedges. As a result of the decision to share-settle these RSUs, these share-settled RSUs are no longer adjusted to fair value based upon changes in the share price of the Corporation’s common stock.

At December 31, 2010, approximately 140 million options were outstanding under this plan. There were no options granted under this plan during 2010 or 2009.

Merrill Lynch Employee Stock Compensation Plan
The Corporation assumed the Merrill Lynch Employee Stock Compensation Plan. Shares can be granted under this plan in the future. Approximately 34 million shares of RSUs were granted in 2009 which generally vest in three equal annual installments beginning one year from the grant date. Awards granted prior to 2009 generally vest in four equal annual installments beginning one year from the grant date. There were no shares granted under this plan during 2010. At December 31, 2010, there were approximately 28 million shares outstanding.

Other Stock Plans
As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations of outstanding awards granted under the Merrill Lynch Financial Advisor Capital Accumulation Award Plans (FACAAP) and the Merrill Lynch Employee Stock Purchase Plan (ESPP). The FACAAP is no longer an active plan and no awards were granted in 2010 or 2009. Awards granted in 2003 and thereafter are generally payable eight years from the grant date in a fixed number of the Corporation’s common stock. For outstanding awards granted prior to 2003, payment is generally made ten years from the grant date in a fixed number of the Corporation’s common shares unless the fair value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. At December 31, 2010, there were 18 million shares outstanding under this plan.
The ESPP allows eligible associates to invest from one percent to 10 percent of eligible compensation to purchase the Corporation’s common stock, subject to legal limits. Purchases were made at a discount of up to five percent of the average high and low market price on the relevant purchase date and the maximum annual contribution per employee was $23,750 in 2010. Up to 107 million shares have been authorized for issuance under the ESPP in 2010. There were 12 million shares available at January 1, 2010 and 3 million shares purchased during the year. There were 9 million shares available at December 31, 2010.
The weighted-average fair value of the ESPP stock purchase rights (i.e., the five percent discount on the Corporation’s common stock purchases) exercised by employees in 2010 is $0.80 per stock purchase right.

Restricted Stock/Unit Details
The following table presents the status of the share-settled restricted stock/unit awards at December 31, 2010 and changes during 2010.

		Weighted-
		average
	Shares	Exercise Price
Outstanding at January 1, 2010	175,028,022	$14.30
Granted	216,874,053	14.40
Vested	(164,904,893)	15.66
Cancelled	(14,924,513)	13.81

Outstanding at December 31, 2010	212,072,669	13.37

At December 31, 2010, there was $944 million of total unrecognized compensation cost related to share-based compensation arrangements for all awards and it is expected to be recognized over a period up to seven years, with a weighted-average period of 1.07 years. The total fair value of restricted stock vested in 2010 was $2.4 billion. In 2010, the amount of cash used to settle equity instruments was $186 million.

Bank of America 2010     217

Stock Options Details
The following table presents the status of all option plans at December 31, 2010 and changes during 2010. Outstanding options at December 31, 2010 include 36 million options under the Key Employee Stock Plan, 140 million options under the Key Associate Stock Plan and 85 million options to employees of predecessor companies assumed in mergers.

		Weighted-
		average
		Exercise
	Options	Price
Outstanding at January 1, 2010	303,722,748	$49.71
Exercised	(4,959)	14.82
Forfeited	(42,594,970)	44.16

Outstanding at December 31, 2010	261,122,819	50.61

Options exercisable at December 31, 2010	255,615,840	50.77
Options vested and expected to vest (1)	261,113,002	50.61

(1)	Includes vested shares and nonvested shares after a forfeiture rate is applied.

At December 31, 2010, there was no aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest. The weighted-average remaining contractual term of options outstanding was 3.0 years, options exercisable was 3.0 years, and options vested and expected to vest was 3.1 years at December 31, 2010. These remaining contractual terms are similar because options have not been granted since 2008 and they generally vest in three years.
The weighted-average grant-date fair value of options granted in 2008 was $8.92. No options were granted in 2010 or 2009.
The table below presents the assumptions used to estimate the fair value of stock options granted on the date of grant using the lattice option-pricing model for 2008. No stock options were granted in 2010 or 2009. Lattice option-pricing models incorporate ranges of assumptions for inputs and those ranges are disclosed in the table below. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from traded stock options on the Corporation’s common stock, historical volatility of the Corporation’s common stock, and other factors. The Corporation uses historical data to estimate stock option exercise and employee termination within the model. The expected term of stock options granted is derived from the output of the model and represents the period of time that stock options granted are expected to be outstanding. The estimates of fair value from these models are theoretical values for stock options and changes in the assumptions used in the models could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Corporation’s common stock when the stock options are exercised.

2008
Risk-free interest rate	2.05 – 3.85%
Dividend yield	5.3
Expected volatility	26.00 – 36.00
Weighted-average volatility	32.8
Expected lives (years)	6.6

Excluded from the previous table are assumptions used to estimate the fair value of 108 million stock options assumed in connection with the Merrill Lynch acquisition with an aggregate fair value of $1.1 billion. The fair value of these awards was estimated using a Black-Scholes option pricing model. Similar to options valued using the lattice option-pricing model described above, key assumptions used include the implied volatility based on the Corporation’s common stock of 75 percent, the risk-free interest rate based on the U.S. Treasury yield curve in effect at December 31, 2008, an expected dividend yield of 4.2 percent and the expected life of the options based on their actual remaining term.

NOTE 21 Income Taxes
The components of income tax expense (benefit) for 2010, 2009 and 2008 were as presented in the table below.

(Dollars in millions)	2010	2009	2008
Current income tax expense (benefit)
U.S. federal	$(666)	$(3,576)	$5,075
U.S. state and local	158	555	561
Non-U.S.	815	735	585

Total current expense (benefit)	307	(2,286)	6,221

Deferred income tax expense (benefit)
U.S. federal	(287)	792	(5,269)
U.S. state and local	201	(620)	(520)
Non-U.S.	694	198	(12)

Total deferred expense (benefit)	608	370	(5,801)

Total income tax expense (benefit)	$915	$(1,916)	$420

Total income tax expense (benefit) does not reflect the deferred tax effects of unrealized gains and losses on AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives and employee benefit plan adjustments that are included in accumulated OCI. As a result of these tax effects, accumulated OCI decreased $3.2 billion and $1.6 billion in 2010 and 2009, and increased $5.9 billion in 2008. In addition, total income tax expense (benefit) does not reflect tax effects associated with the Corporation’s employee stock plans which decreased common stock and additional paid-in capital $98 million, $295 million and $9 million in 2010, 2009 and 2008, respectively.

218     Bank of America 2010

Income tax expense (benefit) for 2010, 2009 and 2008 varied from the amount computed by applying the statutory income tax rate to income (loss) before income taxes. A reconciliation between the expected U.S. federal income tax expense using the federal statutory tax rate of 35 percent to the Corporation’s actual income tax expense (benefit) and resulting effective tax rate for 2010, 2009 and 2008 is presented in the table below.

	2010		2009		2008
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected U.S. federal income tax expense (benefit)	$(463)	35.0%	$1,526	35.0%	$1,550	35.0%
Increase (decrease) in taxes resulting from:
State tax expense (benefit), net of federal effect	233	(17.6)	(42)	(1.0)	27	0.6
Goodwill impairment and other	4,508	(341.0)	–	–	–	–
U.K. corporate tax rate reduction	392	(29.7)	–	–	–	–
Nondeductible expenses	99	(7.5)	69	1.6	79	1.8
Leveraged lease tax differential	98	(7.4)	59	1.4	216	4.9
Change in federal deferred tax asset valuation allowance	(1,657)	125.4	(650)	(14.9)	–	–
Tax-exempt income, including dividends	(981)	74.2	(863)	(19.8)	(631)	(14.3)
Low income housing credits/other credits	(732)	55.4	(668)	(15.3)	(722)	(16.3)
Non-U.S. tax differential	(190)	14.4	(709)	(16.3)	(192)	(4.3)
Changes in prior period UTBs (including interest)	(349)	26.4	87	2.0	169	3.8
Loss on certain non-U.S. subsidiary stock	–	–	(595)	(13.7)	–	–
Other	(43)	3.2	(130)	(3.0)	(76)	(1.7)

Total income tax expense (benefit)	$915	(69.2)%	$(1,916)	(44.0)%	$420	9.5%

The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2010	2009	2008
Beginning balance	$5,253	$3,541	$3,095
Increases related to positions taken during prior years	755	791	688
Increases related to positions taken during the current year	172	181	241
Positions acquired or assumed in business combinations	–	1,924	169
Decreases related to positions taken during prior years	(657)	(554)	(371)
Settlements	(305)	(615)	(209)
Expiration of statute of limitations	(49)	(15)	(72)

Ending balance	$5,169	$5,253	$3,541

At December 31, 2010, 2009 and 2008, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $3.4 billion, $4.0 billion and $2.6 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
The Corporation is under examination by the IRS and other tax authorities in countries and states in which it has significant business operations. The table below summarizes the status of significant examinations for the Corporation and various acquired subsidiaries as of December 31, 2010.

Status at
	Years under	December 31,
	examination (1)	2010
Bank of America Corporation – U.S. (2)	2001 – 2004	In Appeals process
Bank of America Corporation – U.S.	2005 – 2009	Field examination
Bank of America Corporation – New York	1999 – 2004	Field examination
Merrill Lynch – U.S.	2004	In Appeals process
Merrill Lynch – U.S.	2005 – 2008	Field examination
Merrill Lynch – U.K.	2008	Field examination
Merrill Lynch – Japan	2007 – 2009	Field examination
Merrill Lynch – New York	2007 – 2008	Field examination
FleetBoston – U.S.	1997 – 2004	In Appeals process
LaSalle – U.S.	2006 – 2007	Field examination

(1)	All tax years subsequent to the years shown remain open to examination.
(2)	The 2001-2002 years in Appeals process relate to the separate returns of a subsidiary.

In addition to the above examinations, the Corporation is in the process of appealing an adverse decision by the U.S. Tax Court with respect to a 1987 Merrill Lynch transaction. The income tax associated with this matter has been remitted and is included in the UTB balance above.
The IRS proposed adjustments for two issues in the audit of Merrill Lynch for the tax year 2004 which have been protested to the Appeals Office. The issues involve eligibility for the dividends received deduction and foreign tax credits with respect to a structured investment transaction. The Corporation also intends to protest any adjustments the IRS proposes for these same issues in tax years 2005 through 2007. The IRS has proposed similar adjustments in the Bank of America Corporation audit cycles currently in the Appeals process and is expected to propose further adjustments disallowing foreign tax credits related to certain structured investment transactions. The Corporation intends to protest these adjustments in all relevant tax years.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year and is under continuous examination by various state and non-U.S. taxing authorities. While many of these examinations are resolved every year, the Corporation does not anticipate that resolutions occurring within the next twelve months will result in a material change to the Corporation’s financial position.
Considering all U.S. federal and non-U.S. examinations, it is reasonably possible that the UTB balance will decrease by as much as $1.0 billion during the next twelve months, since resolved items will be removed from the balance whether their resolution resulted in payment or recognition.

Bank of America 2010     219

During 2010 and 2009, the Corporation recognized in income tax expense $99 million and $184 million of interest and penalties, net-of-tax. At both December 31, 2010 and 2009, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $1.1 billion.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2010 and 2009 are presented in the table below.

	December 31
(Dollars in millions)	2010	2009
Deferred tax assets
Net operating loss carryforwards (NOL)	$18,732	$17,236
Allowance for credit losses	14,659	13,011
Credit carryforwards	4,183	2,263
Employee compensation and retirement benefits	3,868	4,021
Accrued expenses	3,550	2,134
State income taxes	1,791	1,636
Capital loss carryforwards	1,530	3,187
Security and loan valuations	427	4,590
Other	1,960	2,308

Gross deferred tax assets	50,700	50,386
Valuation allowance	(2,976)	(4,315)

Total deferred tax assets, net of valuation allowance	47,724	46,071

Deferred tax liabilities
Available-for-sale securities	4,330	878
Mortgage servicing rights	4,280	5,663
Long-term borrowings	3,328	3,320
Equipment lease financing	2,957	2,411
Intangibles	2,146	2,497
Fee income	1,235	1,382
Other	2,375	2,641

Gross deferred liabilities	20,651	18,792

Net deferred tax assets	$27,073	$27,279

On January 1, 2010, the Corporation adopted new consolidation guidance and the transition adjustment included an increase of $3.5 billion in retained earnings which was offset against net deferred tax assets. On July 1, 2010, the Corporation adopted new accounting guidance on embedded credit derivatives and the related fair value option election and the transition adjustment included an increase of $128 million in retained earnings which is offset against net deferred tax assets.
The U.S. federal deferred tax asset excludes $56 million related to certain employee stock plan deductions that will be recognized and will increase additional paid-in capital when realized.
The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating and capital loss carryforwards and tax credit carryforwards at December 31, 2010.

			Net
	Deferred	Valuation	Deferred	First Year
(Dollars in millions)	Tax Asset	Allowance	Tax Asset	Expiring
Net operating losses – U.S.	$9,037	$–	$9,037	After 2027
Net operating losses – U.K.	9,432	–	9,432	None	(1)
Net operating losses – other non-U.S.	263	(36)	227	Various
Net operating losses – U.S. states (2)	2,221	(847)	1,374	Various
Capital losses	1,530	(1,530)	–	After 2013
General business credits	2,442	–	2,442	After 2027
Alternative minimum and other tax credits	214	–	214	None
Foreign tax credits	1,527	(306)	1,221	After 2017

(1)	The U.K. NOL may be carried forward indefinitely. Due to change-in-control limitations in the three years prior to and following the change in ownership, this unlimited carryforward period may be jeopardized by certain major changes in the nature or conduct of the U.K. businesses.
(2)	The NOL and related valuation allowance for U.S. states before considering the benefit of federal deductions were $3.4 billion and $1.3 billion.

The Corporation concluded that no valuation allowance is necessary to reduce the U.K. NOL, U.S. NOL and general business credit carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. With the acquisition of Merrill Lynch on January 1, 2009, the Corporation established a valuation allowance to reduce certain other deferred tax assets to the amount more-likely-than-not to be realized before their expiration. During 2010 and 2009, the Corporation released $1.7 billion and $650 million of the valuation allowance attributable to Merrill Lynch’s capital loss carryforward due to utilization against net capital gains realized in 2010 and 2009. The valuation allowance also increased due primarily to increases in operating loss carryforwards generated in certain state jurisdictions for which management believes it is more-likely-than-not that realization of these assets will not occur.
At December 31, 2010 and 2009, U.S. federal income taxes had not been provided on $17.9 billion and $16.7 billion of undistributed earnings of non-U.S. subsidiaries earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $2.6 billion and $2.5 billion of tax expense, net of credits for non-U.S. taxes paid on such earnings and for the related non-U.S. withholding taxes, would have resulted as of December 31, 2010 and 2009.

NOTE 22 Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles. The Corporation accounts for certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, long-term deposits and long-term debt under the fair value option. For more informations, see Note 23 – Fair Value Option.

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

220     Bank of America 2010

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

Mortgage Servicing Rights
The fair values of MSRs are determined using models that rely on estimates of prepayment rates, the resultant weighted-average lives of the MSRs and the OAS levels. For more information on MSRs, see Note 25 – Mortgage Servicing Rights.

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

Bank of America 2010     221

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2010 and 2009, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2010
	Fair Value Measurements			Netting	Assets/Liabilities
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Adjustments (2)	at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$–	$78,599	$–	$–	$78,599
Trading account assets:
U.S. government and agency securities	17,647	43,164	–	–	60,811
Corporate securities, trading loans and other	732	40,869	7,751	–	49,352
Equity securities	23,249	8,257	623	–	32,129
Non-U.S. sovereign debt	24,934	8,346	243	–	33,523
Mortgage trading loans and asset-backed securities	–	11,948	6,908	–	18,856

Total trading account assets	66,562	112,584	15,525	–	194,671
Derivative assets (3)	2,627	1,516,244	18,773	(1,464,644)	73,000
Available-for-sale debt securities:
U.S. Treasury securities and agency securities	46,003	3,102	–	–	49,105
Mortgage-backed securities:
Agency	–	191,213	4	–	191,217
Agency-collateralized mortgage obligations	–	37,017	–	–	37,017
Non-agency residential	–	21,649	1,468	–	23,117
Non-agency commercial	–	6,833	19	–	6,852
Non-U.S. securities	1,440	2,696	3	–	4,139
Corporate/Agency bonds	–	5,154	137	–	5,291
Other taxable securities	20	2,354	13,018	–	15,392
Tax-exempt securities	–	4,273	1,224	–	5,497

Total available-for-sale debt securities	47,463	274,291	15,873	–	337,627
Loans and leases	–	–	3,321	–	3,321
Mortgage servicing rights	–	–	14,900	–	14,900
Loans held-for-sale	–	21,802	4,140	–	25,942
Other assets	32,624	31,051	6,856	–	70,531

Total assets	$149,276	$2,034,571	$79,388	$(1,464,644)	$798,591

Liabilities
Interest-bearing deposits in U.S. offices	$–	$2,732	$–	$–	$2,732
Federal funds purchased and securities loaned or sold under agreements to repurchase	–	37,424	–	–	37,424
Trading account liabilities:
U.S. government and agency securities	23,357	5,983	–	–	29,340
Equity securities	14,568	914	–	–	15,482
Non-U.S. sovereign debt	14,748	1,065	–	–	15,813
Corporate securities and other	224	11,119	7	–	11,350

Total trading account liabilities	52,897	19,081	7	–	71,985
Derivative liabilities (3)	1,799	1,492,963	11,028	(1,449,876)	55,914
Commercial paper and other short-term borrowings	–	6,472	706	–	7,178
Accrued expenses and other liabilities	31,470	931	828	–	33,229
Long-term debt	–	47,998	2,986	–	50,984

Total liabilities	$86,166	$1,607,601	$15,555	$(1,449,876)	$259,446

(1)	Gross transfers between Level 1 and Level 2 were approximately $1.3 billion during the year ended December 31, 2010.
(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(3)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

222     Bank of America 2010

	December 31, 2009
	Fair Value Measurements
				Netting	Assets/Liabilities
(Dollars in millions)	Level 1	Level 2	Level 3	Adjustments (1)	at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$–	$57,775	$–	$–	$57,775
Trading account assets:
U.S. government and agency securities	17,140	27,445	–	–	44,585
Corporate securities, trading loans and other	4,772	41,157	11,080	–	57,009
Equity securities	25,274	7,204	1,084	–	33,562
Non-U.S. sovereign debt	19,827	7,173	1,143	–	28,143
Mortgage trading loans and asset-backed securities	–	11,137	7,770	–	18,907

Total trading account assets	67,013	94,116	21,077	–	182,206
Derivative assets	3,326	1,467,855	23,048	(1,406,607)	87,622
Available-for-sale debt securities:
U.S. Treasury securities and agency securities	19,571	3,454	–	–	23,025
Mortgage-backed securities:
Agency	–	166,246	–	–	166,246
Agency-collateralized mortgage obligations	–	25,781	–	–	25,781
Non-agency residential	–	27,887	7,216	–	35,103
Non-agency commercial	–	6,651	258	–	6,909
Non-U.S. securities	660	2,769	468	–	3,897
Corporate/Agency bonds	–	5,265	927	–	6,192
Other taxable securities	676	14,721	9,854	–	25,251
Tax-exempt securities	–	7,574	1,623	–	9,197

Total available-for-sale debt securities	20,907	260,348	20,346	–	301,601
Loans and leases	–	–	4,936	–	4,936
Mortgage servicing rights	–	–	19,465	–	19,465
Loans held-for-sale	–	25,853	6,942	–	32,795
Other assets	35,411	12,677	7,821	–	55,909

Total assets	$126,657	$1,918,624	$103,635	$(1,406,607)	$742,309

Liabilities
Interest-bearing deposits in U.S. offices	$–	$1,663	$–	$–	$1,663
Federal funds purchased and securities loaned or sold under agreements to repurchase	–	37,325	–	–	37,325
Trading account liabilities:
U.S. government and agency securities	22,339	4,180	–	–	26,519
Equity securities	17,300	1,107	–	–	18,407
Non-U.S. sovereign debt	12,028	483	386	–	12,897
Corporate securities and other	282	7,317	10	–	7,609

Total trading account liabilities	51,949	13,087	396	–	65,432
Derivative liabilities	2,925	1,443,494	15,185	(1,410,943)	50,661
Commercial paper and other short-term borrowings	–	813	707	–	1,520
Accrued expenses and other liabilities	16,797	620	891	–	18,308
Long-term debt	–	40,791	4,660	–	45,451

Total liabilities	$71,671	$1,537,793	$21,839	$(1,410,943)	$220,360

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

Bank of America 2010     223

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010, 2009 and 2008, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements

	2010
			Gains	Gains	Purchases,	Gross	Gross
	Balance		(Losses)	(Losses)	Issuances	Transfers	Transfers	Balance
	January 1	Consolidation	Included in	Included in	and	into	out of	December 31
(Dollars in millions)	2010 (1)	of VIEs	Earnings	OCI	Settlements	Level 3 (1)	Level 3 (1)	2010 (1)
Trading account assets:
Corporate securities, trading loans and other	$11,080	$117	$848	$–	$(4,852)	$2,599	$(2,041)	$7,751
Equity securities	1,084	–	(81)	–	(342)	131	(169)	623
Non-U.S. sovereign debt	1,143	–	(138)	–	(157)	115	(720)	243
Mortgage trading loans and asset-backed securities	7,770	175	653	–	(1,659)	396	(427)	6,908

Total trading account assets	21,077	292	1,282	–	(7,010)	3,241	(3,357)	15,525
Net derivative assets (2)	7,863	–	8,118	–	(8,778)	1,067	(525)	7,745
Available-for-sale debt securities:
Agency	–	–	–	–	4	–	–	4
Non-agency MBS:
Residential	7,216	113	(646)	(169)	(6,767)	1,909	(188)	1,468
Commercial	258	–	(13)	(31)	(178)	71	(88)	19
Non-U.S. securities	468	–	(125)	(75)	(321)	56	–	3
Corporate/Agency bonds	927	–	(3)	47	(847)	32	(19)	137
Other taxable securities	9,854	5,603	(296)	44	(3,263)	1,119	(43)	13,018
Tax-exempt securities	1,623	–	(25)	(9)	(574)	316	(107)	1,224

Total available-for-sale debt securities	20,346	5,716	(1,108)	(193)	(11,946)	3,503	(445)	15,873
Loans and leases (3)	4,936	–	(89)	–	(1,526)	–	–	3,321
Mortgage servicing rights	19,465	–	(4,321)	–	(244)	–	–	14,900
Loans held-for-sale (3)	6,942	–	482	–	(3,714)	624	(194)	4,140
Other assets (4)	7,821	–	1,946	–	(2,612)	–	(299)	6,856
Trading account liabilities:
Non-U.S. sovereign debt	(386)	–	23	–	(17)	–	380	–
Corporate securities and other	(10)	–	(5)	–	11	(52)	49	(7)

Total trading account liabilities	(396)	–	18	–	(6)	(52)	429	(7)
Commercial paper and other short-term borrowings (3)	(707)	–	(95)	–	96	–	–	(706)
Accrued expenses and other liabilities (3)	(891)	–	146	–	(83)	–	–	(828)
Long-term debt (3)	(4,660)	–	697	–	1,074	(1,881)	1,784	(2,986)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.
(2)	Net derivatives at December 31, 2010 include derivative assets of $18.8 billion and derivative liabilities of $11.0 billion.
(3)	Amounts represent items which are accounted for under the fair value option.
(4)	Other assets is primarily comprised of AFS marketable equity securities.

During 2010, the more significant transfers into Level 3 included $3.2 billion of trading account assets, $3.5 billion of AFS debt securities, $1.1 billion of net derivative contracts and $1.9 billion of long-term debt. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain municipal auction rate securities and corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts were primarily related to a lack of price observability for certain credit default and total return swaps. Transfers in and transfers out of Level 3 for long-term debt are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.
During 2010, the more significant transfers out of Level 3 were $3.4 billion of trading account assets and $1.8 billion of long-term debt. Transfers out of Level 3 for trading account assets were driven by increased price verification of certain mortgage-backed securities, corporate debt and non-U.S. government and agency securities. Transfers out of Level 3 for long-term debt were the result of a decrease in the significance of unobservable pricing inputs for certain equity-linked structured notes.

224     Bank of America 2010

Level 3 – Fair Value Measurements

	2009
			Gains	Gains
	Balance	Merrill	(Losses)	(Losses)	Purchases,	Transfers	Balance
	January 1	Lynch	Included in	Included in	Issuances and	into/(out of)	December 31
(Dollars in millions)	2009 (1)	Acquisition	Earnings	OCI	Settlements	Level 3 (1)	2009 (1)
Trading account assets:
Corporate securities, trading loans and other	$4,540	$7,012	$370	$–	$(2,015)	$1,173	$11,080
Equity securities	546	3,848	(396)	–	(2,425)	(489)	1,084
Non-U.S. sovereign debt	–	30	136	–	167	810	1,143
Mortgage trading loans and asset-backed securities	1,647	7,294	(262)	–	933	(1,842)	7,770

Total trading account assets	6,733	18,184	(152)	–	(3,340)	(348)	21,077
Net derivative assets (2)	2,270	2,307	5,526	–	(7,906)	5,666	7,863
Available-for-sale debt securities:
Non-agency MBS:
Residential	5,439	2,509	(1,159)	2,738	(4,187)	1,876	7,216
Commercial	657	–	(185)	(7)	(155)	(52)	258
Non-U.S. securities	1,247	–	(79)	(226)	(73)	(401)	468
Corporate/Agency bonds	1,598	–	(22)	127	324	(1,100)	927
Other taxable securities	9,599	–	(75)	669	815	(1,154)	9,854
Tax-exempt securities	162	–	2	26	788	645	1,623

Total available-for-sale debt securities	18,702	2,509	(1,518)	3,327	(2,488)	(186)	20,346
Loans and leases (3)	5,413	2,452	515	–	(3,718)	274	4,936
Mortgage servicing rights	12,733	209	5,286	–	1,237	–	19,465
Loans held-for-sale (3)	3,382	3,872	678	–	(1,048)	58	6,942
Other assets (4)	4,157	2,696	1,273	–	(308)	3	7,821
Trading account liabilities:
Non-U.S. sovereign debt	–	–	(38)	–	–	(348)	(386)
Corporate securities and other	–	–	–	–	4	(14)	(10)

Total trading account liabilities	–	–	(38)	–	4	(362)	(396)
Commercial paper and other short-term borrowings (3)	(816)	–	(11)	–	120	–	(707)
Accrued expenses and other liabilities (3)	(1,124)	(1,337)	1,396	–	174	–	(891)
Long-term debt (3)	–	(7,481)	(2,310)	–	830	4,301	(4,660)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.
(2)	Net derivatives at December 31, 2009 include derivative assets of $23.0 billion and derivative liabilities of $15.2 billion.
(3)	Amounts represent items which are accounted for under the fair value option.
(4)	Other assets is primarily comprised of AFS marketable equity securities.

Level 3 – Fair Value Measurements

	2008
			Gains	Gains
	Balance		(Losses)	(Losses)	Purchases,	Transfers	Balance
	January 1	Countrywide	Included in	Included in	Issuances and	into/(out of)	December 31
(Dollars in millions)	2008 (1)	Acquisition	Earnings	OCI	Settlements	Level 3 (1)	2008 (1)
Trading account assets	$4,027	$–	$(3,222)	$–	$(1,233)	$7,161	$6,733
Net derivative assets (2)	(1,203)	(185)	2,531	–	1,380	(253)	2,270
Available-for-sale debt securities	5,507	528	(2,509)	(1,688)	2,754	14,110	18,702
Loans and leases (3)	4,590	–	(780)	–	1,603	–	5,413
Mortgage servicing rights	3,053	17,188	(7,115)	–	(393)	–	12,733
Loans held-for-sale (3)	1,334	1,425	(1,047)	–	(542)	2,212	3,382
Other assets (4)	3,987	1,407	175	–	(1,372)	(40)	4,157
Accrued expenses and other liabilities (3)	(660)	(1,212)	(169)	–	101	–	(1,940)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.
(2)	Net derivatives at December 31, 2008 include derivative assets of $8.3 billion and derivative liabilities of $6.0 billion.
(3)	Amounts represent items which are accounted for under the fair value option.
(4)	Other assets is primarily comprised of AFS marketable equity securities.

Bank of America 2010     225

The following tables summarize gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during 2010, 2009 and 2008. These amounts include gains (losses) on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	2010
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss)(1)	(Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$–	$848	$–	$–	$848
Equity securities	–	(81)	–	–	(81)
Non-U.S. sovereign debt	–	(138)	–	–	(138)
Mortgage trading loans and asset-backed securities	–	653	–	–	653

Total trading account assets	–	1,282	–	–	1,282
Net derivative assets	–	(1,257)	9,375	–	8,118
Available-for-sale debt securities:
Non-agency MBS:
Residential	–	–	(16)	(630)	(646)
Commercial	–	–	–	(13)	(13)
Non-U.S. securities	–	–	–	(125)	(125)
Corporate/Agency bonds	–	–	–	(3)	(3)
Other taxable securities	–	(295)	–	(1)	(296)
Tax-exempt securities	–	23	–	(48)	(25)

Total available-for-sale debt securities	–	(272)	(16)	(820)	(1,108)
Loans and leases (2)	–	–	–	(89)	(89)
Mortgage servicing rights	–	–	(4,321)	–	(4,321)
Loans held-for-sale (2)	–	–	72	410	482
Other assets	1,967	–	(21)	–	1,946
Trading account liabilities – Non-U.S. sovereign debt	–	18	–	–	18
Commercial paper and other short-term borrowings (2)	–	–	(95)	–	(95)
Accrued expenses and other liabilities (2)	–	(26)	–	172	146
Long-term debt (2)	–	677	–	20	697

Total	$1,967	$422	$4,994	$(307)	$7,076

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.
(2)	Amounts represent items which are accounted for under the fair value option.

226     Bank of America 2010

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	2009
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$–	$370	$–	$–	$370
Equity securities	–	(396)	–	–	(396)
Non-U.S. sovereign debt	–	136	–	–	136
Mortgage trading loans and asset-backed securities	–	(262)	–	–	(262)

Total trading account assets	–	(152)	–	–	(152)
Net derivative assets	–	(2,526)	8,052	–	5,526
Available-for-sale debt securities:
Non-agency MBS:
Residential	–	–	(20)	(1,139)	(1,159)
Commercial	–	–	–	(185)	(185)
Non-U.S. securities	–	–	–	(79)	(79)
Corporate/Agency bonds	–	–	–	(22)	(22)
Other taxable securities	–	–	–	(73)	(73)

Total available-for-sale debt securities	–	–	(20)	(1,498)	(1,518)
Loans and leases (2)	–	(11)	–	526	515
Mortgage servicing rights	–	–	5,286	–	5,286
Loans held-for-sale (2)	–	(216)	306	588	678
Other assets	968	–	244	61	1,273
Trading account liabilities – Non-U.S. sovereign debt	–	(38)	–	–	(38)
Commercial paper and other short-term borrowings (2)	–	–	(11)	–	(11)
Accrued expenses and other liabilities (2)	–	36	–	1,360	1,396
Long-term debt (2)	–	(2,083)	–	(227)	(2,310)

Total	$968	$(4,990)	$13,857	$810	$10,645

	2008
Trading account assets	$–	$(3,044)	$(178)	$–	$(3,222)
Net derivative assets	–	103	2,428	–	2,531
Available-for-sale debt securities	–	–	(74)	(2,435)	(2,509)
Loans and leases (2)	–	(5)	–	(775)	(780)
Mortgage servicing rights	–	–	(7,115)	–	(7,115)
Loans held-for-sale (2)	–	(195)	(848)	(4)	(1,047)
Other assets	165	–	–	10	175
Accrued expenses and other liabilities (2)	–	9	295	(473)	(169)

Total	$165	$(3,132)	$(5,492)	$(3,677)	$(12,136)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.
(2)	Amounts represent items which are accounted for under the fair value option.

Bank of America 2010     227

The following tables summarize changes in unrealized gains (losses) recorded in earnings during 2010, 2009 and 2008 for Level 3 assets and liabilities that were still held at December 31, 2010, 2009 and 2008. These amounts include changes in fair value on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	2010
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$–	$289	$–	$–	$289
Equity securities	–	(50)	–	–	(50)
Non-U.S. sovereign debt	–	(144)	–	–	(144)
Mortgage trading loans and asset-backed securities	–	227	–	–	227

Total trading account assets	–	322	–	–	322
Net derivative assets	–	(945)	676	–	(269)
Available-for-sale debt securities:
Non-agency MBS:
Residential	–	–	(2)	(162)	(164)
Commercial	–	–	–	–	–
Non-U.S. securities	–	–	–	–	–
Other taxable securities	–	–	–	–	–

Total available-for-sale debt securities	–	–	(2)	(162)	(164)
Loans and leases (2)	–	–	–	(142)	(142)
Mortgage servicing rights	–	–	(5,740)	–	(5,740)
Loans held-for-sale (2)	–	10	(9)	258	259
Other assets	50	–	(22)	–	28
Trading account liabilities – Non-U.S. sovereign debt	–	52	–	–	52
Commercial paper and other short-term borrowings (2)	–	–	(46)	–	(46)
Accrued expenses and other liabilities (2)	–	–	–	(182)	(182)
Long-term debt (2)	–	585	–	43	628

Total	$50	$24	$(5,143)	$(185)	$(5,254)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.
(2)	Amounts represent items which are accounted for under the fair value option.

228     Bank of America 2010

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	2009
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$–	$89	$–	$–	$89
Equity securities	–	(328)	–	–	(328)
Non-U.S. sovereign debt	–	137	–	–	137
Mortgage trading loans and asset-backed securities	–	(332)	–	–	(332)

Total trading account assets	–	(434)	–	–	(434)
Net derivative assets	–	(2,761)	348	–	(2,413)
Available-for-sale debt securities:
Non-agency MBS – Residential	–	–	(20)	(659)	(679)
Other taxable securities	–	(11)	–	(3)	(14)
Tax-exempt securities	–	(2)	–	(8)	(10)

Total available-for-sale debt securities	–	(13)	(20)	(670)	(703)
Loans and leases (2)	–	–	–	210	210
Mortgage servicing rights	–	–	4,100	–	4,100
Loans held-for-sale (2)	–	(195)	164	695	664
Other assets	(177)	–	6	1,061	890
Trading account liabilities – Non-U.S. sovereign debt	–	(38)	–	–	(38)
Commercial paper and other short-term borrowings (2)	–	–	(11)	–	(11)
Accrued expenses and other liabilities (2)	–	–	–	1,740	1,740
Long-term debt (2)	–	(2,303)	–	(225)	(2,528)

Total	$(177)	$(5,744)	$4,587	$2,811	$1,477

	2008
Trading account assets	$–	$(2,144)	$(178)	$–	$(2,322)
Net derivative assets	–	2,095	1,154	–	3,249
Available-for-sale debt securities	–	–	(74)	(1,840)	(1,914)
Loans and leases (2)	–	–	–	(1,003)	(1,003)
Mortgage servicing rights	–	–	(7,378)	–	(7,378)
Loans held-for-sale (2)	–	(154)	(423)	(4)	(581)
Other assets	(524)	–	–	–	(524)
Accrued expenses and other liabilities (2)	–	–	292	(880)	(588)

Total	$(524)	$(203)	$(6,607)	$(3,727)	$(11,061)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.
(2)	Amounts represent items which are accounted for under the fair value option.

Bank of America 2010     229

Nonrecurring Fair Value
Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets and liabilities primarily include LHFS, unfunded loan commitments held-for-sale, goodwill and foreclosed properties. During 2010, the Corporation recorded goodwill impairment charges associated with the Global Card Services and Home Loans & Insurance business segments of $10.4 billion and $2.0 billion. The fair value of the goodwill balance for Global Card Services and Home Loans & Insurance was $11.9 billion and $2.8 billion at December 31, 2010. See Note 10 – Goodwill and Intangible Assets for additional information on the goodwill impairment charges. The amounts below represent only balances measured at fair value during the year and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	December 31, 2010		Gains (Losses)
(Dollars in millions)	Level 2	Level 3	in 2010
Assets
Loans held-for-sale	$931	$6,408	$174
Loans and leases (1)	23	11,917	(6,074)
Foreclosed properties (2)	10	2,125	(240)
Other assets	8	95	(50)

	December 31, 2009		Gains (Losses)
(Dollars in millions)	Level 2	Level 3	in 2009
Assets
Loans held-for-sale	$2,320	$7,248	$(1,288)
Loans and leases (1)	–	8,602	(5,596)
Foreclosed properties (2)	–	644	(322)
Other assets	31	322	(268)

(1)	Gains (losses) represent charge-offs associated with real estate-secured loans that exceed 180 days past due.
(2)	Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

NOTE 23 Fair Value Option

Corporate Loans and Loan Commitments
The Corporation elected to account for certain large corporate loans and loan commitments which exceeded the Corporation’s single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for derivatives designated as accounting hedges and therefore are carried at fair value with changes in fair value recorded in other income (loss). Electing the fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, accounting for these loans and loan commitments at fair value reduces the accounting asymmetry that would otherwise result from carrying the loans at historical cost and the credit derivatives at fair value.

Loans Held-for-Sale
The Corporation elected to account for certain LHFS at fair value. Electing the fair value option allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them. The Corporation has not elected to account for other LHFS under the fair value option primarily because these loans are floating-rate loans that are not economically hedged using derivative instruments. Residential mortgage LHFS, commercial mortgage LHFS and other LHFS are accounted for under the fair value option with interest income on these LHFS recorded in other interest income. The changes in fair value are largely offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Other Assets
The Corporation elected to account for certain other assets under the fair value option including private equity investments.

Securities Financing Agreements
The Corporation elected to account for certain securities financing agreements, including resale and repurchase agreements, under the fair value option based on the tenor of the agreements, which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not significant.

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

Asset-backed Secured Financings
The Corporation elected to account for certain asset-backed secured financings that were acquired as part of the Countrywide acquisition, which are classified in commercial paper and other short-term borrowings, under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the accounting asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.

230     Bank of America 2010

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets or liabilities accounted for under the fair value option at December 31, 2010 and 2009.

Fair Value Option Elections

	December 31
	2010			2009
			Fair Value			Fair Value
			Carrying			Carrying
	Fair Value	Contractual	Amount	Fair Value	Contractual	Amount
	Carrying	Principal	Less Unpaid	Carrying	Principal	Less Unpaid
(Dollars in millions)	Amount	Outstanding	Principal	Amount	Outstanding	Principal
Corporate loans and loan commitments (1)	$4,135	$3,638	$497	$5,865	$5,460	$405
Loans held-for-sale	25,942	28,370	(2,428)	32,795	36,522	(3,727)
Securities financing agreements	116,023	115,053	970	95,100	94,641	459
Other assets	310	n/a	n/a	253	n/a	n/a
Long-term deposits	2,732	2,692	40	1,663	1,605	58
Asset-backed secured financings	706	1,356	(650)	707	1,451	(744)
Commercial paper and other short-term borrowings	6,472	6,472	–	813	813	–
Long-term debt	50,984	54,656	(3,672)	45,451	48,560	(3,109)

(1)	Includes unfunded loan commitments with an aggregate fair value of $866 million and $950 million and aggregated committed exposure of $27.3 billion and $27.0 billion at December 31, 2010 and 2009, respectively.
n/a = not applicable

The tables below provide information about where changes in the fair value of assets or liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2010, 2009 and 2008.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	2010
	Trading	Mortgage	Equity
	Account	Banking	Investment	Other
	Profits	Income	Income	Income
(Dollars in millions)	(Losses)	(Loss)	(Loss)	(Loss)	Total
Corporate loans and loan commitments	$2	$–	$–	$105	$107
Loans held-for-sale	–	9,091	–	493	9,584
Securities financing agreements	–	–	–	52	52
Other assets	–	–	–	107	107
Long-term deposits	–	–	–	(48)	(48)
Asset-backed secured financings	–	(95)	–	–	(95)
Commercial paper and other short-term borrowings	(192)	–	–	–	(192)
Long-term debt	(625)	–	–	22	(603)

Total	$(815)	$8,996	$–	$731	$8,912

	2009
Corporate loans and loan commitments	$25	$–	$–	$1,886	$1,911
Loans held-for-sale	(211)	8,251	–	588	8,628
Securities financing agreements	–	–	–	(292)	(292)
Other assets	379	–	(177)	–	202
Long-term deposits	–	–	–	35	35
Asset-backed secured financings	–	(11)	–	–	(11)
Commercial paper and other short-term borrowings	(236)	–	–	–	(236)
Long-term debt	(3,938)	–	–	(4,900)	(8,838)

Total	$(3,981)	$8,240	$(177)	$(2,683)	$1,399

	2008
Corporate loans and loan commitments	$4	$–	$–	$(1,248)	$(1,244)
Loans held-for-sale	(680)	281	–	(215)	(614)
Securities financing agreements	–	–	–	(18)	(18)
Long-term deposits	–	–	–	(10)	(10)
Asset-backed secured financings	–	295	–	–	295

Total	$(676)	$576	$–	$(1,491)	$(1,591)

Bank of America 2010     231

NOTE 24 Fair Value of Financial Instruments
The fair values of financial instruments have been derived using methodologies described in Note 22 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balances at December 31, 2010 and 2009 is carried at fair value on the Corporation’s Consolidated Balance Sheet.

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

Loans
Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the applicable allowance for loan and lease losses and excludes leases. The Corporation elected to account for certain large corporate loans which exceeded the Corporation’s single name credit risk concentration guidelines under the fair value option.

Deposits
The fair value for certain deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of non-U.S. time deposits approximates fair value. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The Corporation accounts for certain long-term fixed-rate deposits which are economically hedged with derivatives under the fair value option.

Long-term Debt
The Corporation uses quoted market prices, when available, to estimate fair value for its long-term debt. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities. The Corporation accounts for certain structured notes under the fair value option.

Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that are not carried at fair value at December 31, 2010 and 2009 are presented in the table below.

	December 31
	2010		2009
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value
Financial assets
Loans	$876,739	$861,695	$841,020	$811,831
Financial liabilities
Deposits	1,010,430	1,010,460	991,611	991,768
Long-term debt	448,431	433,107	438,521	440,246

NOTE 25 Mortgage Servicing Rights
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
The table below presents activity for residential first mortgage MSRs for 2010 and 2009.

(Dollars in millions)	2010	2009
Balance, January 1	$19,465	$12,733
Merrill Lynch balance, January 1, 2009	–	209
Net additions	3,516	5,728
Impact of customer payments	(3,760)	(4,491)
Other changes in MSR fair value (1)	(4,321)	5,286

Balance, December 31	$14,900	$19,465

Mortgage loans serviced for investors (in billions)	$1,628	$1,716

(1)	These amounts reflect the change in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of changes in other assumptions.

The Corporation uses an OAS valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in determining the fair value of MSRs at December 31, 2010 and 2009 are presented below.

	December 31
	2010		2009
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable
Weighted-average option adjusted spread	2.21%	3.25%	1.67%	4.64%
Weighted-average life, in years	4.85	2.29	5.62	3.26

232     Bank of America 2010

The table below presents the sensitivity of the weighted-average lives and fair value of MSRs to changes in modeled assumptions. These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of MSRs that continue to be held by the Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The below sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk.
Commercial and residential reverse mortgage MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $278 million and $309 million at December 31, 2010 and 2009, and are not included in the table below.

	December 31, 2010
	Change in
	Weighted-average Lives
			Change in
(Dollars in millions)	Fixed	Adjustable	Fair Value
Prepayment rates
Impact of 10% decrease	0.33 years	0.16 years	$907
Impact of 20% decrease	0.70	0.34	1,925
Impact of 10% increase	(0.29)	(0.14)	(814)
Impact of 20% increase	(0.55)	(0.26)	(1,551)

OAS level
Impact of 100 bps decrease	n/a	n/a	$796
Impact of 200 bps decrease	n/a	n/a	1,668
Impact of 100 bps increase	n/a	n/a	(729)
Impact of 200 bps increase	n/a	n/a	(1,398)

n/a = not applicable

NOTE 26 Business Segment Information
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

Global Card Services
Global Card Services provides a broad offering of products including U.S. consumer and business card, consumer lending, international card and debit card to consumers and small businesses. The Corporation reports its Global Card Services current period results in accordance with new consolidation guidance that was effective on January 1, 2010. Under this new consolidation guidance, the Corporation consolidated all previously unconsolidated credit card trusts. Accordingly, current year results are comparable to prior year results that were presented on a managed basis, which was consistent with the way that management evaluated the results of the business. Managed basis assumed that securitized loans were not sold and presented earnings on these loans in a manner similar to the way loans that have not been sold (i.e., held loans) are presented. Loan securitization is an alternative funding process that is used by the Corporation to diversify funding sources. Global Card Services managed income statement line items differ from a held basis as follows: managed net interest income includes Global Card Services net interest income on held loans and interest income on the securitized loans less the internal funds transfer pricing allocation related to securitized loans; managed noninterest income includes Global Card Services noninterest income on a held basis less the reclassification of certain components of card income (e.g., excess servicing income) to record securitized net interest income and provision for credit losses; and provision for credit losses represents the provision for credit losses on held loans combined with realized credit losses associated with the securitized loan portfolio.

Home Loans & Insurance
Home Loans & Insurance provides an extensive line of consumer real estate products and services to customers nationwide. Home Loans & Insurance products include fixed and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, reverse mortgages, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s Consolidated Balance Sheet for ALM purposes and reported in All Other. Home Loans & Insurance is not impacted by the Corporation’s first mortgage production retention decisions as Home Loans & Insurance is compensated for the decision on a management accounting basis with a corresponding offset recorded in All Other. Funded home equity lines of credit and home equity loans are held on the Corporation’s Consolidated Balance Sheet. In addition, Home Loans & Insurance offers property, casualty, life, disability and credit insurance. Home Loans & Insurance also includes the impact of migrating customers and their related loan balances between GWIM and Home Loans & Insurance based on client segmentation thresholds. Subsequent to the date of migration, the associated net interest income and noninterest expense are recorded in the business segment to which loans were transferred.

Bank of America 2010     233

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

Global Banking & Markets
GBAM provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. GBAM also works with commercial and corporate clients to provide debt and equity underwriting and distribution capabilities, merger-related and other advisory services, and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of the Corporation’s market-making activities in these products, it may be required to manage positions in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS and ABS. Corporate banking services provide a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through the Corporation’s network of offices and client relationship teams along with various product partners. Corporate clients are generally defined as companies with sales greater than $2 billion. In addition, GBAM also includes the results related to the merchant services joint venture.

Global Wealth & Investment Management
GWIM provides comprehensive wealth management capabilities to a broad base of clients from emerging affluent to the ultra-high-net-worth. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients. In addition, GWIM includes the results of BofA Capital Management, the cash and liquidity asset management business that the Corporation retained following the sale of the Columbia long-term asset management business, and other miscellaneous items. GWIM also reflects the impact of migrating clients and their related deposit and loan balances to or from GWIM and Deposits, Home Loans & Insurance and the Corporation’s ALM activities. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

All Other
All Other consists of equity investment activities including Global Principal Investments, Strategic Investments, the residential mortgage portfolio associated with ALM activities, the impact of the cost allocation processes, merger and restructuring charges, intersegment eliminations, and the results of certain businesses that are expected to be or have been sold or are in the process of being liquidated. All Other also includes certain amounts associated with ALM activities, amounts associated with the change in the value of derivatives used as economic hedges of interest rate and foreign exchange rate fluctuations, the impact of foreign exchange rate fluctuations related to revaluation of foreign currency-denominated debt, fair value adjustments related to certain structured notes, certain gains (losses) on sales of whole mortgage loans, gains (losses) on sales of debt securities, OTTI write-downs on certain AFS securities and for periods prior to January 1, 2010, a securitization offset which removed the securitization impact of sold loans in Global Card Services in order to present the consolidated results of the Corporation on a GAAP basis (i.e., held basis).

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
Total revenue, net of interest expense, includes net interest income on a fully taxable-equivalent (FTE) basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, the Corporation allocates assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by the Corporation’s ALM activities.
The Corporation’s ALM activities include an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The Corporation’s ALM activities are allocated to the business segments and fluctuate based on performance. ALM activities include external product pricing decisions including deposit pricing strategies, the effects of the Corporation’s internal funds transfer pricing process and the net effects of other ALM activities.
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

234     Bank of America 2010

The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for 2010, 2009 and 2008, and total assets at December 31, 2010 and 2009 for each business segment, as well as All Other.

Business Segments

	Total Corporation (1)			Deposits			Global Card Services (2)
At and for the Year Ended December 31
(Dollars in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net interest income (3)	$52,693	$48,410	$46,554	$8,128	$7,089	$10,910	$17,821	$19,972	$19,305
Noninterest income	58,697	72,534	27,422	5,053	6,801	6,854	7,800	9,074	11,628

Total revenue, net of interest expense	111,390	120,944	73,976	13,181	13,890	17,764	25,621	29,046	30,933
Provision for credit losses	28,435	48,570	26,825	201	343	390	12,648	29,553	19,575
Amortization of intangibles	1,731	1,977	1,834	195	238	297	813	911	1,048
Goodwill impairment	12,400	–	–	–	–	–	10,400	–	–
Other noninterest expense	68,977	64,736	39,695	10,636	9,263	8,296	6,140	6,815	7,905

Income (loss) before income taxes	(153)	5,661	5,622	2,149	4,046	8,781	(4,380)	(8,233)	2,405
Income tax expense (benefit) (3)	2,085	(615)	1,614	797	1,470	3,192	2,223	(2,972)	850

Net income (loss)	$(2,238)	$6,276	$4,008	$1,352	$2,576	$5,589	$(6,603)	$(5,261)	$1,555

Year end total assets	$2,264,909	$2,230,232		$432,334	$444,612		$169,762	$212,668

	Home Loans & Insurance			Global Commercial Banking			Global Banking & Markets
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net interest income (3)	$4,690	$4,975	$3,311	$8,086	$8,054	$8,142	$7,989	$9,553	$8,297
Noninterest income	5,957	11,928	6,001	2,817	3,087	2,535	20,509	23,070	(5,506)

Total revenue, net of interest expense	10,647	16,903	9,312	10,903	11,141	10,677	28,498	32,623	2,791
Provision for credit losses	8,490	11,244	6,287	1,971	7,768	3,316	(155)	1,998	424
Amortization of intangibles	38	63	39	72	87	127	144	165	91
Goodwill impairment	2,000	–	–	–	–	–	–	–	–
Other noninterest expense	13,125	11,642	6,977	3,802	3,746	3,205	17,894	15,756	7,221

Income (loss) before income taxes	(13,006)	(6,046)	(3,991)	5,058	(460)	4,029	10,615	14,704	(4,945)
Income tax expense (benefit) (3)	(4,085)	(2,195)	(1,477)	1,877	(170)	1,418	4,296	4,646	(1,756)

Net income (loss)	$(8,921)	$(3,851)	$(2,514)	$3,181	$(290)	$2,611	$6,319	$10,058	$(3,189)

Year end total assets	$213,455	$232,588		$310,131	$295,947		$655,535	$649,876

	Global Wealth &
	Investment Management			All Other (2)
	2010	2009	2008	2010	2009	2008
Net interest income (3)	$5,831	$5,988	$4,780	$148	$(7,221)	$(8,191)
Noninterest income	10,840	10,149	1,527	5,721	8,425	4,383

Total revenue, net of interest expense	16,671	16,137	6,307	5,869	1,204	(3,808)
Provision for credit losses	646	1,061	664	4,634	(3,397)	(3,831)
Amortization of intangibles	458	480	192	11	33	40
Other noninterest expense	13,140	11,917	3,872	4,240	5,597	2,219

Income (loss) before income taxes	2,427	2,679	1,579	(3,016)	(1,029)	(2,236)
Income tax expense (benefit) (3)	1,080	963	565	(4,103)	(2,357)	(1,178)

Net income (loss)	$1,347	$1,716	$1,014	$1,087	$1,328	$(1,058)

Year end total assets	$297,301	$250,963		$186,391	$143,578

(1)	There were no material intersegment revenues.
(2)	2010 is presented in accordance with new consolidation guidance. 2009 and 2008 Global Card Services results are presented on a managed basis with a corresponding offset recorded in All Other.
(3)	FTE basis

Bank of America 2010     235

The table below reconciles Global Card Services and All Other for 2009 and 2008 to a held basis by reclassifying net interest income, all other income and realized credit losses associated with the securitized loans to card income. New consolidation guidance effective January 1, 2010 does not require reconciliation of Global Card Services and All Other to a held basis after 2009.

Global Card Services – Reconciliation

	2009			2008
	Managed	Securitization	Held	Managed	Securitization	Held
(Dollars in millions)	Basis (1)	Impact (2)	Basis	Basis (1)	Impact (2)	Basis
Net interest income (3)	$19,972	$(9,250)	$10,722	$19,305	$(8,701)	$10,604
Noninterest income:
Card income	8,553	(2,034)	6,519	10,032	2,250	12,282
All other income	521	(115)	406	1,596	(219)	1,377

Total noninterest income	9,074	(2,149)	6,925	11,628	2,031	13,659

Total revenue, net of interest expense	29,046	(11,399)	17,647	30,933	(6,670)	24,263
Provision for credit losses	29,553	(11,399)	18,154	19,575	(6,670)	12,905
Noninterest expense	7,726	–	7,726	8,953	–	8,953

Income (loss) before income taxes	(8,233)	–	(8,233)	2,405	–	2,405
Income tax expense (benefit) (3)	(2,972)	–	(2,972)	850	–	850

Net income (loss)	$(5,261)	$–	$(5,261)	$1,555	$–	$1,555

All Other – Reconciliation

	2009			2008
	Reported	Securitization	As	Reported	Securitization	As
(Dollars in millions)	Basis (1)	Offset (2)	Adjusted	Basis (1)	Offset (2)	Adjusted
Net interest income (3)	$(7,221)	$9,250	$2,029	$(8,191)	$8,701	$510
Noninterest income:
Card income (loss)	(896)	2,034	1,138	2,164	(2,250)	(86)
Equity investment income	10,589	–	10,589	265	–	265
Gains on sales of debt securities	4,437	–	4,437	1,133	–	1,133
All other income (loss)	(5,705)	115	(5,590)	821	219	1,040

Total noninterest income	8,425	2,149	10,574	4,383	(2,031)	2,352

Total revenue, net of interest expense	1,204	11,399	12,603	(3,808)	6,670	2,862
Provision for credit losses	(3,397)	11,399	8,002	(3,831)	6,670	2,839
Merger and restructuring charges	2,721	–	2,721	935	–	935
All other noninterest expense	2,909	–	2,909	1,324	–	1,324

Loss before income taxes	(1,029)	–	(1,029)	(2,236)	–	(2,236)
Income tax benefit (3)	(2,357)	–	(2,357)	(1,178)	–	(1,178)

Net income (loss)	$1,328	$–	$1,328	$(1,058)	$–	$(1,058)

(1)	Provision for credit losses in Global Card Services is presented on a managed basis with the securitization offset in All Other.
(2)	The securitization impact/offset to net interest income is on a funds transfer pricing methodology consistent with the way funding costs are allocated to the businesses.
(3)	FTE basis

236     Bank of America 2010

The tables below present a reconciliation of the six business segments’ total revenue, net of interest expense, on a FTE basis, and net income (loss) to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the tables below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

(Dollars in millions)	2010	2009	2008
Segments’ total revenue, net of interest expense (1)	$105,521	$119,740	$77,784
Adjustments:
ALM activities	1,924	(766)	2,390
Equity investment income	4,532	10,589	265
Liquidating businesses	1,336	2,268	1,819
FTE basis adjustment	(1,170)	(1,301)	(1,194)
Managed securitization impact to total revenue, net of interest expense	n/a	(11,399)	(6,670)
Other	(1,923)	512	(1,612)

Consolidated revenue, net of interest expense	$110,220	$119,643	$72,782

Segments’ net income (loss)	$(3,325)	$4,948	$5,066
Adjustments, net of taxes:
ALM activities	(1,966)	(6,597)	(641)
Equity investment income	2,855	6,671	167
Liquidating businesses	318	477	378
Merger and restructuring charges	(1,146)	(1,714)	(630)
Other	1,026	2,491	(332)

Consolidated net income (loss)	$(2,238)	$6,276	$4,008

(1)	FTE basis
n/a = not applicable

	December 31
(Dollars in millions)	2010	2009
Segment total assets	$2,078,518	$2,086,654
Adjustments:
ALM activities, including securities portfolio	637,439	573,525
Equity investments	34,201	44,640
Liquidating businesses	10,928	34,761
Elimination of segment excess asset allocations to match liabilities	(645,846)	(585,994)
Elimination of managed securitized loans (1)	n/a	(89,716)
Other	149,669	166,362

Consolidated total assets	$2,264,909	$2,230,232

(1)	Represents Global Card Services securitized loans. 2010 is presented in accordance with new consolidation guidance effective January 1, 2010. 2009 is presented on a managed basis.
n/a = not applicable

Bank of America 2010     237

NOTE 27 Parent Company Information
The following tables present the Parent Company only financial information.

Condensed Statement of Income

(Dollars in millions)	2010	2009	2008
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$7,263	$4,100	$18,178
Nonbank companies and related subsidiaries	226	27	1,026
Interest from subsidiaries	999	1,179	3,433
Other income	2,781	7,784	940

Total income	11,269	13,090	23,577

Expense
Interest on borrowed funds	4,484	4,737	6,818
Noninterest expense	8,030	4,238	1,829

Total expense	12,514	8,975	8,647

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(1,245)	4,115	14,930
Income tax benefit	(3,709)	(85)	(1,793)

Income before equity in undistributed earnings of subsidiaries	2,464	4,200	16,723
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	7,647	(21,614)	(10,559)
Nonbank companies and related subsidiaries	(12,349)	23,690	(2,156)

Total equity in undistributed earnings (losses) of subsidiaries	(4,702)	2,076	(12,715)

Net income (loss)	$(2,238)	$6,276	$4,008

Net income (loss) applicable to common shareholders	$(3,595)	$(2,204)	$2,556

Condensed Balance Sheet

	December 31
(Dollars in millions)	2010	2009
Assets
Cash held at bank subsidiaries	$117,124	$91,892
Debt securities	19,518	8,788
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	50,589	54,442
Nonbank companies and related subsidiaries	8,320	13,043
Investments in subsidiaries:
Bank holding companies and related subsidiaries	188,538	186,673
Nonbank companies and related subsidiaries	61,374	67,399
Other assets	10,837	18,262

Total assets	$456,300	$440,499

Liabilities and shareholders’ equity
Commercial paper and other short-term borrowings	$13,899	$5,968
Accrued expenses and other liabilities	22,803	19,204
Payables to subsidiaries:
Bank holding companies and related subsidiaries	4,241	363
Nonbank companies and related subsidiaries	513	632
Long-term debt	186,596	182,888
Shareholders’ equity	228,248	231,444

Total liabilities and shareholders’ equity	$456,300	$440,499

238     Bank of America 2010

Condensed Statement of Cash Flows

(Dollars in millions)	2010	2009	2008
Operating activities
Net income (loss)	$(2,238)	$6,276	$4,008
Reconciliation of net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	4,702	(2,076)	12,715
Other operating activities, net	(996)	4,400	(598)

Net cash provided by operating activities	1,468	8,600	16,125

Investing activities
Net (purchases) sales of securities	5,972	3,729	(12,142)
Net payments from (to) subsidiaries	3,531	(25,437)	2,490
Other investing activities, net	2,592	(17)	43

Net cash provided by (used in) investing activities	12,095	(21,725)	(9,609)

Financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	8,052	(20,673)	(14,131)
Proceeds from issuance of long-term debt	29,275	30,347	28,994
Retirement of long-term debt	(27,176)	(20,180)	(13,178)
Proceeds from issuance of preferred stock	–	49,244	34,742
Repayment of preferred stock	–	(45,000)	–
Proceeds from issuance of common stock	–	13,468	10,127
Cash dividends paid	(1,762)	(4,863)	(11,528)
Other financing activities, net	3,280	4,149	5,030

Net cash provided by financing activities	11,669	6,492	40,056

Net increase (decrease) in cash held at bank subsidiaries	25,232	(6,633)	46,572
Cash held at bank subsidiaries at January 1	91,892	98,525	51,953

Cash held at bank subsidiaries at December 31	$117,124	$91,892	$98,525

Bank of America 2010     239

NOTE 28 Performance by Geographical Area
Since the Corporation’s operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at total assets, total revenue, net of interest expense, income (loss) before income taxes and net income (loss) by geographic area. The Corporation identifies its geographic performance based on the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related expense or capital deployed in the region.

		December 31	Year Ended December 31
			Total
			Revenue, Net	Income
			of Interest	(Loss) Before	Net Income
(Dollars in millions)	Year	Total Assets (1)	Expense (2)	Income Taxes	(Loss)
U.S. (3)	2010	$1,954,517	$88,679	$(5,370)	$(4,511)
	2009	1,847,165	98,278	(6,901)	(1,025)
	2008		67,549	3,289	3,254

Asia (4)	2010	106,186	6,115	1,380	869
	2009	118,921	10,685	8,096	5,101
	2008		1,770	1,207	761
Europe, Middle East and Africa	2010	186,045	12,369	1,273	525
	2009	239,374	9,085	2,295	1,652
	2008		3,020	(456)	(252)
Latin America and the Caribbean	2010	18,161	3,057	1,394	879
	2009	24,772	1,595	870	548
	2008		443	388	245

Total Non-U.S.	2010	310,392	21,541	4,047	2,273
	2009	383,067	21,365	11,261	7,301
	2008		5,233	1,139	754

Total Consolidated	2010	$2,264,909	$110,220	$(1,323)	$(2,238)
	2009	2,230,232	119,643	4,360	6,276
	2008		72,782	4,428	4,008

(1)	Total assets include long-lived assets, which are primarily located in the U.S.
(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)	Includes the Corporation’s Canadian operations, which had total assets of $16.1 billion and $31.1 billion at December 31, 2010 and 2009; total revenue, net of interest expense of $1.5 billion, $2.5 billion and $1.2 billion; income before income taxes of $459 million, $723 million and $552 million; and net income of $328 million, $488 million and $404 million for 2010, 2009 and 2008, respectively.
(4)	The year ended December 31, 2009 amount includes pre-tax gains of $7.3 billion ($4.6 billion net-of-tax) on the sale of common shares of the Corporation’s initial investment in CCB.

240     Bank of America 2010

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

Bank of America 2010     241

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Bank of America Corporation:
We have examined, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, Bank of America Corporation’s (the “Corporation”) assertion, included under Item 9A, that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010 (“Management’s Assertion”). Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Corporation’s management is responsible for maintaining effective disclosure controls and procedures and for Management’s Assertion of the effectiveness of its disclosure controls and procedures. Our responsibility is to express an opinion on Management’s Assertion based on our examination.
There are inherent limitations to disclosure controls and procedures. Because of these inherent limitations, effective disclosure controls and procedures can only provide reasonable assurance of achieving the intended objectives. Disclosure controls and procedures may not prevent, or detect and correct, material misstatements, and they may not identify all information relating to the Corporation to be accumulated and communicated to the Corporation’s management to allow timely decisions regarding required disclosures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We conducted our examination in accordance with attestation standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the examination to obtain reasonable assurance about whether effective disclosure controls and procedures were maintained in all material respects. Our examination included obtaining an understanding of the Corporation’s disclosure controls and procedures and testing and evaluating the design and operating effectiveness of the Corporation’s disclosure controls and procedures based on the assessed risk. Our examination also included performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination was not conducted for the purpose of expressing an opinion, and accordingly we express no opinion, on the accuracy or completeness of the Corporation’s disclosures in its reports, or whether such disclosures comply with the rules and regulations adopted by the Securities and Exchange Commission.
In our opinion, Management’s Assertion that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Charlotte, North Carolina
February 25, 2011

242     Bank of America 2010

Report of Management on Internal Control Over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is set forth on page 135 and incorporated herein by reference. The Report of our Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on page 136 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On February 24, 2011, the Board approved amendments to the Corporation’s Bylaws that provide for the number of directors to be established by resolution of the Board as well as other non-substantive changes, such as updating the names of the Board committees. The prior Bylaw provision stated that the number of directors would be no less than five nor more than 30 with the minimum and maximum to be established by the Board. The description of the

Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, which are attached as Exhibit 3(b) to this report.
On February 24, 2011, the company and Brian T. Moynihan, President and Chief Executive Officer, entered into a non-exclusive aircraft time sharing agreement (the “Agreement”), which will permit Mr. Moynihan to lease the company’s aircraft for his use. Mr. Moynihan will pay the company for such use of the aircraft pursuant to the terms of the Agreement, provided such payment does not exceed the maximum amount allowed under Federal Aviation Administration regulations. The Agreement automatically renews each year and each party shall have the right to terminate the Agreement at anytime with 30 days’ written notice to the other party. The Agreement also shall terminate immediately if Mr. Moynihan no longer serves as the company’s Chief Executive Officer. The company and Pilot In Command retain the authority to determine what flights may be scheduled under the Agreement and when a flight may be cancelled or changed for safety reasons. The description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which is attached as Exhibit 10(jjj) to this report.

Bank of America 2010     243

Part III
Bank of America Corporation and Subsidiaries

Item 10. Directors, Executive Officers and Corporate Governance
Information included under the following captions in the Corporation’s proxy statement relating to its 2011 annual meeting of stockholders, scheduled to be held on May 11, 2011 (the 2011 Proxy Statement), is incorporated herein by reference:

•	“Proposal 1: Election of Directors – The Nominees”;
•	“Section 16(a) Beneficial Ownership Reporting Compliance”;
•	“Corporate Governance – Additional Corporate Governance Information, Committee Charters and Code of Ethics”; and
•	“Corporate Governance – Code of Ethics”.
Additional information required by Item 10 with respect to executive officers is set forth under “Executive Officers of The Registrant” in Part I of this report. Information regarding the Corporation’s directors is set forth in the 2011 Proxy Statement under the caption “Proposal 1: Election of Directors – The Nominees.”

Item 11.	Executive Compensation
Incorporated by reference to:

•	“Compensation Discussion and Analysis”;
•	“Executive Compensation”;
•	“Director Compensation”;
•	“Compensation and Benefits Committee Report”; and
•	“Compensation and Benefits Committee Interlocks and Insider Participation” in the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to:

•	“Stock Ownership of Directors and Executive Officers” in the 2011 Proxy Statement.

The following table presents information on equity compensation plans at December 31, 2010:

			Number of
			Shares
			Remaining for
	Number of Shares to	Weighted-Average	Future Issuance
	be Issued Under	Exercise Price of	Under Equity
	Outstanding Options	Outstanding	Compensation
Plan Category (1, 2)	and Rights (3)	Options (4)	Plans
Plans approved by the Corporation’s shareholders	336,787,693	$41.09	522,759,571	(5)
Plans not approved by the Corporation’s shareholders (6)	94,581,419	$69.91	69,633,770	(7)

Total	431,369,112	$48.95	592,393,341

(1)	This table does not include outstanding options to purchase 9,365,888 shares of the Corporation’s common stock that were assumed by the Corporation in connection with prior acquisitions, under whose plans the options were originally granted. The weighted-average option price of these assumed options was $87.21 at December 31, 2010. Also, at December 31, 2010 there were 216,956 vested deferred restricted stock units associated with these plans. No additional awards were granted under these plans following the respective dates of acquisition.
(2)	This table does not include outstanding options to purchase 9,560,763 shares of the Corporation’s common stock that were assumed by the Corporation in connection with the Merrill Lynch acquisition, which were originally issued under certain Merrill Lynch plans. The weighted-average option price of these assumed options was $56.85 at December 31, 2010. Also, at December 31, 2010 there were 18,985,432 outstanding restricted stock units and 1,760,307 vested deferred restricted stock units and stock option gain deferrals associated with such plans. These Merrill Lynch plans were frozen at the time of the acquisition and no additional awards may be granted under these plans. However, as previously approved by the Corporation’s shareholders, if any of the outstanding awards under these frozen plans subsequently are cancelled, forfeited or settled in cash, the shares relating to such awards thereafter will be available for future awards issued under the Corporation’s Key Associate Stock Plan (KASP).
(3)	Includes 160,534,411 outstanding restricted stock units and 117,363 vested deferred restricted stock units under plans approved by the Corporation’s shareholders and 28,521,170 outstanding restricted stock units under plans not approved by the Corporation’s shareholders.
(4)	Does not reflect restricted stock units included in the first column, which do not have an exercise price.
(5)	Includes 522,081,106 shares of common stock available for future issuance under the KASP (including 20,875,047 shares originally subject to awards outstanding under frozen Merrill Lynch plans at the time of the acquisition which subsequently have been cancelled, forfeited or settled in cash and become available for issuance under the KASP, as described in note (2) above) and 678,465 shares of common stock which are available for future issuance under the Corporation’s Directors’ Stock Plan.
(6)	In connection with the Merrill Lynch acquisition, the Corporation assumed and has continued to issue awards in accordance with applicable NYSE listing standards under the following plans, which were not approved by the Corporation’s shareholders: the Merrill Lynch Employee Stock Compensation Plan (ESCP) and the Merrill Lynch Employee Stock Purchase Plan (ESPP), both of which were approved by Merrill Lynch’s shareholders prior to the acquisition. The material features of these plans are described below under the heading “Description of Plans Not Approved by the Corporation’s Shareholders.”
(7)	This amount includes 60,189,074 shares of common stock available for future issuance under the ESCP and 9,444,696 shares of common stock available for future issuance under the ESPP.

Description of Plans Not Approved by the Corporation’s Shareholders
Merrill Lynch Employee Stock Compensation Plan (ESCP).  The ESCP covers associates who were salaried key employees of Merrill Lynch or its subsidiaries immediately prior to the effective date of the Merrill Lynch acquisition, other than executive officers. Under the ESCP, the Corporation may award restricted shares, restricted units, incentive stock options, nonqualified stock options and stock appreciation rights. Awards of restricted shares and restricted units are subject to a vesting schedule specified in the grant documentation. Restricted shares and restricted units under the ESCP may generally be cancelled prior to the vesting date in the event of (i) violation of covenants specified in the grant documentation (including, but not limited to, non-competition, non-solicitation, nondisparagement and confidentiality covenants) or (ii) termination of employment prior to the end of the vesting period (except in certain limited circumstances, such as death, disability and retirement). Options have an exercise price equal to the fair market value of the stock on the date of grant. Options granted under the ESCP expire not more than 10 years from the date of grant, and the applicable grant documentation specifies the extent to which options may be exercised during their respective terms, including in the event of an associate’s death, disability or termination of employment. Shares that are cancelled, forfeited or settled in cash from an additional frozen Merrill Lynch plan also will become available for grant under the ESCP.
Merrill Lynch Employee Stock Purchase Plan (ESPP).  The purpose of the ESPP is to give associates employed by Merrill Lynch or an eligible subsidiary an opportunity to purchase the Corporation’s common stock through payroll

244     Bank of America 2010

deductions (an employee can elect either payroll deductions of one percent to 10 percent of current compensation or an annual dollar amount equal to a maximum of 10 percent of current eligible compensation). Shares are purchased quarterly at 95 percent of the fair market value (average of the highest and lowest share prices) on the date of the purchase and the maximum annual contribution is $23,750. An associate is eligible to participate if he or she was employed by Merrill Lynch or any participating subsidiary for at least 12 months prior to the start of the new plan year.
For additional information on our equity compensation plans see Note 20 – Stock-based Compensation Plans to the Consolidated Financial Statements which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to:

•	“Review of Related Person Transactions and Certain Transactions”; and
•	“Corporate Governance – Director Independence” in the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
Incorporated by reference to:

•	Proposal 4: Ratification of the Registered Independent Public Accounting Firm for 2011 – PwC’s 2010 and 2009 Fees” and “– Pre-Approval Policies and Procedures” in the 2011 Proxy Statement.

Bank of America 2010     245

Part IV
Bank of America Corporation and Subsidiaries

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:
(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Balance Sheet at December 31, 2010 and 2009
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
(2)	Schedules:
None
(3)	The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-6, including executive compensation plans and arrangements which are listed under Exhibit Nos. 10 (a) through 10(III)).

With the exception of the information expressly incorporated herein by reference, the 2011 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

246     Bank of America 2010

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011

Bank of America Corporation

By:	* /s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Brian T. Moynihan Brian T. Moynihan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2011

*/s/ Charles H. Noski Charles H. Noski	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 25, 2011

*/s/ Neil A. Cotty Neil A. Cotty	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

*/s/ Susan S. Bies Susan S. Bies	Director	February 25, 2011

*/s/ William P. Boardman William P. Boardman	Director	February 25, 2011

*/s/ Frank P. Bramble, Sr. Frank P. Bramble, Sr.	Director	February 25, 2011

*/s/ Virgis W. Colbert Virgis W. Colbert	Director	February 25, 2011

*/s/ Charles K. Gifford Charles K. Gifford	Director	February 25, 2011

*/s/ Charles O. Holliday, Jr. Charles O. Holliday, Jr.	Director	February 25, 2011

*/s/ D. Paul Jones D. Paul Jones	Director	February 25, 2011

*/s/ Monica C. Lozano Monica C. Lozano	Director	February 25, 2011

*/s/ Thomas J. May Thomas J. May	Director	February 25, 2011

*/s/ Donald E. Powell Donald E. Powell	Director	February 25, 2011

Bank of America 2010     247

Signature	Title	Date

*/s/ Charles O. Rossotti Charles O. Rossotti	Director	February 25, 2011

*/s/ Robert W. Scully Robert W. Scully	Director	February 25, 2011

*By: /s/ Craig T. Beazer Craig T. Beazer Attorney-in-Fact

248     Bank of America 2010

Index to Exhibits

Exhibit No.	Description
2(a)	Agreement and Plan of Merger dated as of September 15, 2008 by and between Merrill Lynch & Co., Inc. and the registrant, incorporated by reference to Exhibit 2.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed September 18, 2008.
3(a)	Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of the registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended March 31, 2010.
(b)	Amended and Restated Bylaws of registrant as of February 24, 2011, filed herewith.
4(a)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533) filed on February 1, 1995; First Supplemental Indenture thereto dated as of September 18, 1998, between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed November 18, 1998; Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed June 14, 2001; Third Supplemental Indenture thereto dated as of July 28, 2004, between registrant and The Bank of New York, incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed August 27, 2004; Fourth Supplemental Indenture thereto dated as of April 28, 2006 between the registrant and The Bank of New York, incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006; and Fifth Supplemental Indenture dated as of December 1, 2008 between the registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed December 5, 2008.
(b)	Form of Senior Registered Note, incorporated by reference to Exhibit 4.7 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006.
(c)	Form of Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.12 of registrant’s Registration Statement on Form S-3 (Registration No. 333-158663) filed on April 20, 2009.
(d)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York, incorporated by reference to Exhibit 4.5 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533) filed on February 1, 1995; First Supplemental Indenture thereto dated as of August 28, 1998, between registrant and The Bank of New York, incorporated by reference to Exhibit 4.8 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed November 18, 1998; and Second Supplemental Indenture thereto dated as of January 25, 2007, between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.3 of registrant’s Registration Statement on Form S-4 (Registration No. 333-141361) filed on March 16, 2007.
(e)	Form of Subordinated Registered Note, incorporated by reference to Exhibit 4.10 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006.
(f)	Form of Global Subordinated Medium-Term Note, Series L, incorporated by reference to Exhibit 4.17 of registrant’s Registration Statement on Form S-3 (Registration No. 333-158663) filed on April 20, 2009.
(g)	Amended and Restated Agency Agreement dated as of July 22, 2010, among the registrant, Bank of America, N.A., London Branch, as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent, incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K (File No. 1-6523) filed July 27, 2010.
(h)	Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotessm, incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 333-65750) filed on July 24, 2001.
(i)	Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotessm, incorporated by reference to Exhibit 4.2 of registrant’s Registration Statement on Form S-3 (Registration No. 333-65750) filed on July 24, 2001.
(j)	Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York, incorporated by reference to Exhibit 4.10 of amendment No. 1 to registrant’s Registration Statement on Form S-3 (Registration No. 333-70984) filed on November 15, 2001.
(k)	First Supplemental Indenture dated as of December 14, 2001 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2031, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed December 14, 2001.
(l)	Second Supplemental Indenture dated as of January 31, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed January 31, 2002.
(m)	Third Supplemental Indenture dated as of August 9, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed August 9, 2002.
(n)	Fourth Supplemental Indenture dated as of April 30, 2003 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 5 7/8% Junior Subordinated Notes due 2033, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed April 30, 2003.

Exhibit No.	Description
(o)	Fifth Supplemental Indenture dated as of November 3, 2004 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 6% Junior Subordinated Notes due 2034, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed November 3, 2004.
(p)	Sixth Supplemental Indenture dated as of March 8, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 5 5/8% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed March 9, 2005.
(q)	Seventh Supplemental Indenture dated as of August 10, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 5 1/4% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed August 11, 2005.
(r)	Eighth Supplemental Indenture dated as of August 25, 2005 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 6% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K (File No. 1-6523) filed August 26, 2005.
(s)	Tenth Supplemental Indenture dated as of March 28, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 6 1/4% Junior Subordinated Notes due 2055, incorporated by reference to Exhibit 4(bb) of registrant’s 2006 Annual Report on Form 10-K (File No. 1-6523) (the “2006 10-K”).
(t)	Eleventh Supplemental Indenture dated as of May 23, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 6 5/8% Junior Subordinated Notes due 2036, incorporated by reference to Exhibit 4(cc) of the 2006 10-K.
(u)	Twelfth Supplemental Indenture dated as of August 2, 2006 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York pursuant to which registrant issued its 6 7/8% Junior Subordinated Notes due 2055, incorporated by reference to Exhibit 4(dd) of the 2006 10-K.
(v)	Thirteenth Supplemental Indenture dated as of February 16, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Remarketable Floating Rate Junior Subordinated Notes due 2043, incorporated by reference to Exhibit 4.6 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed February 16, 2007.
(w)	Fourteenth Supplemental Indenture dated as of February 16, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Remarketable Fixed Rate Junior Subordinated Notes due 2043, incorporated by reference to Exhibit 4.7 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed February 16, 2007.
(x)	Fifteenth Supplemental Indenture dated as of May 31, 2007 to the Restated Indenture dated as of November 1, 2001 between the registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Floating Rate Junior Subordinated Notes due 2056, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed June 1, 2007.
(y)	Form of Supplemental Indenture to be used in connection with the issuance of registrant’s junior subordinated notes, including form of Junior Subordinated Note, incorporated by reference to Exhibit 4.44 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006.
(z)	Form of Guarantee with respect to capital securities to be issued by various capital trusts, incorporated by reference to Exhibit 4.47 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006.
(aa)	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4(aaa) of the 2006 10-K.
(bb)	Global Agency Agreement dated as of July 25, 2007 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch, and Deutsche Bank Luxembourg S.A, incorporated by reference to Exhibit 4(x) of registrant’s 2008 Annual Report on Form 10-K (File No. 1-6523) (the “2008 10-K”).
(cc)	Supplement to Global Agency Agreement dated as of December 19, 2008 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A, incorporated by reference to Exhibit 4(y) of the 2008 10-K.
(dd)	Supplement to Global Agency Agreement dated as of April 30, 2010 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg, S.A., incorporated by reference to Exhibit 4(a) of the registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended June 30, 2010.
(ee)	Sixth Supplemental Indenture dated as of February 23, 2011 to the Indenture dated as of January 1, 1995 between the registrant and The Bank of New York Mellon Trust Company, N.A., filed herewith.
(ff)	Third Supplemental Indenture dated as of February 23, 2011 to the Indenture dated as of January 1, 1995 between the registrant and The Bank of New York Mellon Trust Company, N.A., filed herewith.
(gg)	First Supplemental Indenture dated as of February 23, 2011 to the Amended and Restated Senior Indenture dated as of July 1, 2001 between the registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York ), filed herewith.
(hh)	First Supplemental Indenture dated as of February 23, 2011 to the Amended and Restated Subordinated Indenture dated as of July 1, 2001 between the registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), filed herewith.

Exhibit No.	Description
The registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request.
10(a)	NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of registrant’s 1994 Annual Report on Form 10-K (File No. 1-6523) (the “1994 10-K”); Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant’s 1989 Annual Report on Form 10-K (File No. 1-6523) (the “1989 10-K”); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant’s 1990 Annual Report on Form 10-K (File No. 1-6523) (the “1990 10-K”); Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant’s 1991 Annual Report on Form 10-K (File No. 1-6523) (the “1991 10-K”); Amendments thereto dated as of December 3, 1992 and December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant’s 1992 Annual Report on Form 10-K (File No. 1-6523) (the “1992 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant’s 1994 10-K; Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to Exhibit 10(c) of registrant’s 1997 Annual Report on Form 10-K; Amendments thereto dated April 10, 1998, June 24, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of registrant’s 1998 Annual Report on Form 10-K (File No. 1-6523) (the “1998 10-K”); Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant’s 1999 Annual Report on Form 10-K; Amendment thereto dated as of March 28, 2001, incorporated by reference to Exhibit 10(b) of registrant’s 2001 Annual Report on Form 10-K (File No. 1-6523) (the “2001 10-K”); and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(b) of registrant’s 2002 Annual Report on Form 10-K (File No. 1-6523) (the “2002 10-K”).*
(b)	NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan for Key Employees, incorporated by reference to Exhibit 10(k) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(h) of the 1989 10-K; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of the 1992 10-K; and Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K.*
(c)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2008 10-K; Amendment thereto dated December 18, 2009, incorporated by reference to Exhibit 10(c) of the registrant’s 2009 Annual Report on Form 10-K (File No. 1-6523) (the “2009 10-K”); and Amendment thereto dated December 16, 2010, filed herewith.*
(d)	NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of the 1990 10-K; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of the 1992 10-K; and Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K (File No. 1-6523).*
(e)	Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended September 30, 2009; Amendment thereto dated December 18, 2009, incorporated by reference to Exhibit 10(e) of the 2009 10-K; and Amendment thereto dated December 16, 2010, filed herewith in Exhibit 10(c).*
(f)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of the 2002 10-K.*
(g)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(g) of the registrant’s 2006 10-K.*
(h)	Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 14, 2005; form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10(h) of registrant’s 2004 Annual Report on Form 10-K (File No. 1-6523) (the “2004 10-K”); and Form of Directors Stock Plan Restricted Stock Award Agreement for Nonemployee Chairman, incorporated by reference to Exhibit 10(b) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended September 30, 2009.

Exhibit No.	Description
(i)
Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed May 3, 2010*; and the following forms of award agreement under the plan:

•   Form of Restricted Stock Units Award Agreement (February 2007 grant), incorporated by reference to Exhibit 10(i) of the registrant’s 2007 Annual Report on Form 10-K (File No. 1-6523) (the “2007 10-K”)*;

•   Form of Stock Option Award Agreement (February 2007 grant), incorporated by reference to Exhibit 10(i) of the 2007 10-K*;

• Form of Restricted Stock Units Award Agreement for non-executives (February 2008 grant), incorporated by reference to Exhibit 10(i) of the 2009 10-K*;
• Form of Stock Option Award Agreement for non-executives (February 2008 grant), incorporated by reference to Exhibit 10(i) of the 2009 10-K*;
• Restricted Stock Units Award Agreement for Sallie L. Krawcheck dated January 15, 2010, filed herewith*;
• Form of Restricted Stock Units Award Agreement for executives (February 2010 grant), filed herewith*;
• Form of Restricted Stock Award Agreement (February 2010 grant), filed herewith*;
• Form of Performance Contingent Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed January 31, 2011*;
• Form of Performance Contingent Restricted Stock Units Award Agreement (February 2011 grant), filed herewith*; and
• Form of Restricted Stock Units Award Agreement for non-executives (February 2011 grant), filed herewith*.
(j)	Amendment to various plans in connection with FleetBoston Financial Corporation merger, incorporated by reference to Exhibit 10(v) of registrant’s 2003 Annual Report on Form 10-K.*
(k)	FleetBoston Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999, Amendment Five thereto effective January 1, 2000, Amendment Six thereto effective October 10, 2001, Amendment Seven thereto effective February 19, 2002, Amendment Eight thereto effective October 15, 2002, Amendment Nine thereto effective January 1, 2003, Amendment Ten thereto effective October 21, 2003, and Amendment Eleven thereto effective December 31, 2004, incorporated by reference to Exhibit 10(r) of the 2004 10-K.*
(l)	FleetBoston Amended and Restated 1992 Stock Option and Restricted Stock Plan, incorporated by reference to Exhibit 10(s) of the 2004 10-K.*
(m)	FleetBoston Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective January 1, 2002, Amendment Four thereto effective October 15, 2002, Amendment Five thereto effective January 1, 2003, and Amendment Six thereto effective December 16, 2003, incorporated by reference to Exhibit 10(u) of the 2004 10-K.*
(n)	FleetBoston Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000, Amendment Two thereto effective January 1, 2002, Amendment Three thereto effective January 1, 2003, Amendment Four thereto effective January 1, 2003, and Amendment Five thereto effective December 31, 2004, incorporated by reference to Exhibit 10(v) of the 2004 10-K.*
(o)	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(p) of the 2009 10-K; and Amendment thereto dated December 16, 2010, filed herewith in Exhibit 10(c).*
(p)	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2, incorporated by reference to Exhibit 10(x) of the 2004 10-K.
(q)	Trust Agreement for the FleetBoston Executive Supplemental Plan, incorporated by reference to Exhibit 10(y) of the 2004 10-K.*
(r)	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(z) of the 2004 10-K.*
(s)	FleetBoston Directors Deferred Compensation and Stock Unit Plan, as amended by an amendment thereto effective as of July 1, 2000, a Second Amendment thereto effective as of January 1, 2003, a Third Amendment thereto dated April 14, 2003, and a Fourth Amendment thereto effective January 1, 2004, incorporated by reference to Exhibit 10(aa) of the 2004 10-K.*
(t)	FleetBoston 1996 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(bb) of the 2004 10-K.*
(u)	BankBoston Corporation and its Subsidiaries Deferred Compensation Plan, as amended by a First Amendment thereto, a Second Amendment thereto, a Third Amendment thereto, an Instrument thereto (providing for the cessation of accruals effective December 31, 2000) and an Amendment thereto dated December 24, 2001, incorporated by reference to Exhibit 10(cc) of the 2004 10-K.*
(v)	BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment and a Fourth Amendment thereto, incorporated by reference to Exhibit 10(dd) of the 2004 10-K.*
(w)	Description of BankBoston Supplemental Life Insurance Plan, incorporated by reference to Exhibit 10(ee) of the 2004 10-K.*
(x)	BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment thereto (assumed by FleetBoston on October 1, 1999) and an Instrument thereto, incorporated by reference to Exhibit 10(ff) of the 2004 10-K.*
(y)	Description of BankBoston Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(gg) of the 2004 10-K.*
(z)	BankBoston Director Stock Award Plan, incorporated by reference to Exhibit 10(hh) of the 2004 10-K.*

Exhibit No.	Description
(aa)	BankBoston Directors Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(ii) of the 2004 10-K.*
(bb)	BankBoston, N.A. Directors’ Deferred Compensation Plan, as amended by a First Amendment and a Second Amendment thereto, incorporated by reference to Exhibit 10(jj) of the 2004 10-K.*
(cc)	BankBoston 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001, incorporated by reference to Exhibit 10(kk) of the 2004 10-K.*
(dd)	Description of BankBoston Director Retirement Benefits Exchange Program, incorporated by reference to Exhibit 10(ll) of the 2004 10-K.*
(ee)	Employment Agreement, dated as of March 14, 1999, between FleetBoston and Charles K. Gifford, as amended by an amendment thereto effective as of February 7, 2000, a Second Amendment thereto effective as of April 22, 2002, and a Third Amendment thereto effective as of October 1, 2002, incorporated by reference to Exhibit 10(mm) of the 2004 10-K.*
(ff)	Form of Change in Control Agreement entered into with Charles K. Gifford, incorporated by reference to Exhibit 10(nn) of the 2004 10-K.*
(gg)	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment, incorporated by reference to Exhibit 10(oo) of the 2004 10-K.*
(hh)	Retirement Agreement dated January 26, 2005 between Bank of America Corporation and Charles K. Gifford, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 1-6523) filed January 26, 2005.*
(ii)	Amendment to various FleetBoston stock option awards, dated March 25, 2004, incorporated by reference to Exhibit 10(ss) of the 2004 10-K.*
(jj)	Merrill Lynch & Co., Inc. Employee Stock Compensation Plan, incorporated by reference to Exhibit 10(rr) of the 2008 10-K, and 2009 Restricted Stock Unit Award Agreement for Thomas K. Montag, incorporated by reference to Exhibit 10(qq) of the 2009 10-K.*
(kk)	Employment Agreement dated October 27, 2003 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10(d) of registrant’s Registration Statement on Form S-4 (Registration No. 333-110924) filed on December 4, 2003.*
(ll)	Cancellation Agreement dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed October 26, 2005.*
(mm)	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed October 26, 2005.*
(nn)	Forms of Stock Unit Agreements for salary stock units awarded to certain executive officers in connection with registrant’s participation in the U.S. Department of Treasury’s Troubled Asset Relief Program, incorporated by reference to Exhibit 10(uu) of the 2009 10-K.*
(oo)	Boatmen’s Supplemental Retirement Plan, effective as of August 8, 1989, incorporated by reference to Exhibit 10(vv) of the 2009 10-K.*
(pp)	Employment Agreement dated January 30, 1996 between Boatmen’s Bancshares, Inc. and Gregory L. Curl, incorporated by reference to Exhibit 10(ww) of the 2009 10-K.*
(qq)	Employment Agreement dated September 26, 1996 between NationsBank Corporation and Gregory L. Curl, incorporated by reference to Exhibit 10(xx) of the 2009 10-K.*
(rr)	Employment Letter dated May 7, 2001 between Bank of America Corporation and Gregory L. Curl, incorporated by reference to Exhibit 10(yy) of the 2009 10-K.*
(ss)	Bank of America Corporation Equity Incentive Plan amended and restated effective as of January 1, 2008, incorporated by reference to Exhibit 10(zz) of the 2009 10-K.*
(tt)	Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan amended as of January 1, 2009 and 2008 Restricted Units/Stock Option Grant Document for Thomas K. Montag, incorporated by reference to Exhibit 10(aaa) of the 2009 10-K.*
(uu)	Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage, incorporated by reference to Exhibit 10(bbb) of the 2009 10-K.*
(vv)	Amendment to various plans as required to the extent necessary to comply with Section III of the Emergency Economic Stabilization Act of 2008 (EESA) and form of waiver for any changes to compensation or benefits required to comply with the EESA, all in connection with the registrant’s October 26, 2008 participation in the U.S. Department of Treasury’s Troubled Assets Relief Program, incorporated by reference to Exhibit 10(ss) of the 2008 10-K.*
(ww)	Further amendment to various plans and further form of waiver for any changes to compensation or benefits in connection with the registrant’s January 15, 2009 participation in the U.S. Department of Treasury’s Troubled Assets Relief Program, incorporated by reference to Exhibit 10(tt) of the 2008 10-K.*
(xx)	Letter Agreement, dated October 26, 2008, between the registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series N and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed October 30, 2008.

Exhibit No.	Description
(yy)	Letter Agreement, dated January 9, 2009, between the registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series Q and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed January 13, 2009.
(zz)	Securities Purchase Agreement, dated January 15, 2009, between the registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series R and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed January 22, 2009.
(aaa)	Summary of Terms, dated January 15, 2009, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed January 22, 2009.
(bbb)	Letter Agreement dated December 9, 2009 between the registrant and the U.S. Department of the Treasury, amending the Securities Purchase Agreement dated January 9, 2009, incorporated by reference to Exhibit 10(iii) of the 2009 10-K.
(ccc)	Letter Agreement dated December 9, 2009 between the registrant and the U.S. Department of the Treasury, amending the Securities Purchase Agreement dated January 15, 2009, incorporated by reference to Exhibit 10(jjj) of the 2009 10-K.
(ddd)	Retention Award Letter Agreement with Bruce R. Thompson dated January 26, 2009, filed herewith.*
(eee)	Offer letter between Bank of America Corporation and Sallie L. Krawcheck dated August 3, 2009, filed herewith.*
(fff)	Letter Agreement dated February 22, 2010 between the registrant and Gregory L. Curl, incorporated by reference to Exhibit 10(c) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended March 31, 2010.
(ggg)	Offer letter between Bank of America Corporation and Charles H. Noski dated April 13, 2010, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed April 16, 2010.*
(hhh)	Form of Cash Settled Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed January 31, 2011.*
(iii)	Form of Cash Settled Stock Unit Award Agreement (February 2011 grant), filed herewith.*
(jjj)	Aircraft Time Sharing Agreement (Multiple Aircraft) dated February 24, 2011 between Bank of America, N. A. and Brian T. Moynihan, filed herewith.*
(kkk)	Form of Bank of America Corporation Long-Term Cash Award Agreement for non-executives (February 2009 EIP award), filed herewith.*
(lll)	Form of Bank of America Corporation Long-Term Cash Award Agreement for non-executives (February 2009 APP award), filed herewith.*
12	Ratio of Earnings to Fixed Charges, filed herewith.
Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.
21	List of Subsidiaries, filed herewith.
23	Consent of PricewaterhouseCoopers LLP, filed herewith.
24(a)	Power of Attorney, filed herewith.
(b)	Corporate Resolution, filed herewith.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
Exhibit 101.INS	XBRL Instance Document, filed herewith (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith (1)

*	Exhibit is a management contract or a compensatory plan or arrangement.
(1)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise be subject to liability under those sections.