Form 10-Q
period 2011-03-31
BANK OF AMERICA CORP /DE/
filed 2011-05-05
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Yes     No ✓
On April 30, 2011, there were 10,132,963,189 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

March 31, 2011 Form 10-Q

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make, certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, and future business and economic conditions more generally, including statements concerning: 2011 expense levels; higher revenue and expense reductions in 2012; improving performance in retail businesses; home price assumptions; the impact of the agreement with Assured Guaranty Ltd. and its subsidiaries (Assured Guaranty) and its cost, including the expected value of the loss-sharing reinsurance arrangement; the adequacy of the liability for the remaining representations and warranties exposure to the government-sponsored enterprises (GSEs) and the future impact to earnings; the potential assertion and impact of additional claims not addressed by the GSE agreements; the expected repurchase claims on the 2004-2008 loan vintages; representations and warranties liabilities (also commonly referred to as reserves), and range of possible loss estimates, expenses and repurchase claims and resolution of those claims, and any related servicing, securities, indemnity or other claims; future impact of complying with the terms of the recent consent orders with federal bank regulators regarding the foreclosure process and potential civil monetary penalties that may be levied in connection therewith; the impact of delays in connection with the recent foreclosure moratorium; Home Price Index (HPI) expectations; the sale of certain assets and liabilities of Balboa Insurance Company and affiliated entities (Balboa); charges to income tax expense resulting from reductions in the United Kingdom (U.K.) corporate income tax rate; future payment protection insurance claims in the U.K.; future risk-weighted assets and any mitigation efforts to reduce risk-weighted assets; net interest income; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; consumer and commercial service charges, including the impact of changes in the Corporation’s overdraft policy as well as from the Electronic Fund Transfer Act and the Corporation’s ability to mitigate a decline in revenues; liquidity; capital levels determined by or established in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the requirements of various regulatory agencies, including our ability to comply with any Basel capital requirements endorsed by U.S. regulators without raising additional capital; the revenue impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act); the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act), including the impact of the Durbin Amendment, the Volcker Rule, the risk retention rules and derivatives regulations; mortgage production levels; long-term debt levels; run-off of loan portfolios; the range of possible loss estimates and the impact of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements; the number of delayed foreclosure sales and the resulting financial impact and other similar matters; and other matters relating to the Corporation and the securities that we may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.
     You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” of the Corporation’s 2010 Annual Report on Form 10-K, and in any of the Corporation’s subsequent Securities and Exchange Commission (SEC) filings: the Federal Reserve’s timing and determinations regarding the Corporation’s anticipated revised comprehensive capital plan submission; the potential assertion and impact of additional claims not addressed by the agreement with Assured Guaranty and the accuracy and variability of estimates and assumptions in determining the expected value of the loss-sharing reinsurance arrangement and the total cost of the agreement to the Corporation; the Corporation’s resolution of certain representations and warranties obligations with the GSEs and our ability to resolve any remaining claims; the Corporation’s ability to resolve any representations and warranties obligations, and any related servicing, securities, indemnity or other claims with monolines and private investors; failure to satisfy our obligations as servicer in the residential mortgage securitization process; the adequacy of the liability and/or range of possible loss estimates for the representations and warranties exposures to the GSEs, monolines and private-label and other investors; the potential assertion and impact of additional claims not addressed by the GSE agreements; the foreclosure review and assessment process, the effectiveness of the Corporation’s response and any governmental findings or penalties or private third-party claims asserted in connection with these foreclosure matters; the adequacy of the reserve for future payment protection insurance claims in the U.K.; negative economic conditions generally including continued weakness in the U.S. housing market, high unemployment in the U.S., as well as economic challenges in many non-U.S. countries in which we operate and sovereign debt challenges; the Corporation’s mortgage modification policies and related results; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions, including the Corporation as well as its business partners; the Corporation’s credit ratings and the credit ratings of its securitizations; the impact resulting from international and domestic sovereign credit uncertainties; the timing of any potential dividend increase; estimates of the fair value of certain of the Corporation’s assets and liabilities; legislative and regulatory actions in the U.S. (including the impact of the Financial Reform Act, the Electronic Fund Transfer Act, the CARD Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments as well as any collateral effects on our ability to do business and access the capital markets; various monetary, tax and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations (including new consolidation guidance), inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, applicable guidance regarding goodwill accounting and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; adequacy of the Corporation’s risk management framework; the Corporation’s ability to attract new employees and retain and motivate existing employees; technology changes instituted by the Corporation, its counterparties or competitors; mergers and acquisitions and their integration into the Corporation, including the Corporation’s ability to realize the benefits and cost savings from and limit any unexpected liabilities acquired as a result of the Merrill Lynch and Countrywide acquisitions; the Corporation’s reputation, including the effects of continuing intense public and regulatory scrutiny of the Corporation and the financial services industry; the effects of any unauthorized disclosures of our or our customers’ private or confidential information and any negative publicity directed toward the Corporation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.
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
Executive Summary
Business Overview
     The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in the Bank of America Corporate Center in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the United States and in certain international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Global Card Services, Consumer Real Estate Services (formerly Home Loans & Insurance), Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. At March 31, 2011, the Corporation had $2.3 trillion in assets and approximately 288,000 full-time equivalent employees.
     As of March 31, 2011, we operated in all 50 states, the District of Columbia and more than 40 non-U.S. countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve approximately 58 million consumer and small business relationships, with approximately 5,800 banking centers, 18,000 ATMs, nationwide call centers, and leading online and mobile banking platforms. We have banking centers in 13 of the 15 fastest growing states and have leadership positions in market share for deposits in seven of those states. We offer industry-leading support to approximately four million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes, serving corporations, governments, institutions and individuals around the world.

     Table 1 provides selected consolidated financial data for the three months ended March 31, 2011 and 2010 and at March 31, 2011 and December 31, 2010.

Table 1
Selected Financial Data
	Three Months Ended March 31
(Dollars in millions, except per share information)	2011	2010

Income statement
Revenue, net of interest expense (FTE basis) (1)	$27,095	$32,290
Net income	2,049	3,182
Diluted earnings per common share	0.17	0.28
Dividends paid per common share	$0.01	$0.01

Performance ratios
Return on average assets	0.36%	0.51%
Return on average tangible shareholders’ equity (1)	5.54	9.55
Efficiency ratio (FTE basis) (1)	74.86	55.05

Asset quality
Allowance for loan and lease losses at period end	$39,843	$46,835
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (2)	4.29%	4.82%
Nonperforming loans, leases and foreclosed properties at period end (2)	$31,643	$35,925
Net charge-offs	6,028	10,797
Annualized net charge-offs as a percentage of average loans and leases outstanding (2, 3)	2.61%	4.44%
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (2, 4)	1.63	1.07

	March 31	December 31
	2011	2010
Balance sheet
Total loans and leases	$932,425	$940,440
Total assets	2,274,532	2,264,909
Total deposits	1,020,175	1,010,430
Total common shareholders’ equity	214,314	211,686
Total shareholders’ equity	230,876	228,248

Capital ratios
Tier 1 common equity	8.64%	8.60%
Tier 1 capital	11.32	11.24
Total capital	15.98	15.77
Tier 1 leverage	7.25	7.21

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity (ROTE) and the efficiency ratio are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data beginning on page 16.

(2)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 79 and corresponding Table 37, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 45 on page 89.

(3)
Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired (PCI) loans were 2.71 percent and 4.61 percent for the three months ended March 31, 2011 and 2010.

(4)	Ratio of the allowance for loan and lease losses to annualized net charge-offs excluding PCI loans was 1.31 percent and 0.96 percent for the three months ended March 31, 2011 and 2010.
First Quarter 2011 Economic and Business Environment
     The banking environment and markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation and rulemaking from recent financial reforms. The global economy continued to recover in the first quarter of 2011, but the sharp rise in oil prices slowed the growth momentum in the U.S. and contributed to higher inflation, while Europe continued to deal with its banking issues and economic and financial difficulties in its troubled “peripheral” nations. Emerging nations, especially

China, continued to grow rapidly, but rising inflation led their central banks to raise rates and tighten monetary policy. For information on our exposure in Europe, Asia, Latin America and Japan, see Non-U.S. Portfolio on page 94.
     In the U.S., the economy continued to move forward slowly during the first quarter of 2011. Higher oil prices cut into consumer spending and lowered consumer confidence. Business production remained healthy, but higher commodity and energy prices increased uncertainty and slowed some investment spending plans. Employment gains improved during the quarter contributing to a decline in the unemployment rate to 8.9 percent in March, a full percentage point decline from November 2010.
     The housing market remained depressed, with weak sales and continued declines in the HPI. New construction remained very low, despite low inventories of new homes. Declines in home prices added uncertainty about future home prices, dampening home sales. The level of distressed mortgages remained very high, and there were ongoing delays in foreclosure processes. These conditions contributed to the weaknesses in housing and mortgage financing.
     During the quarter, reflecting fairly stable inflationary expectations and softer economic conditions in the financial markets, U.S. Treasury bond yields were relatively unchanged, thus maintaining a very steep yield curve, while the U.S. dollar exchange rate fell significantly and the stock market rose materially. Uncertainties regarding domestic and international sovereign credit attracted increasing attention. In the banking sector, credit quality of bank loans to businesses and households continued to improve. Loans to businesses rose modestly, while loans outstanding to households remained weak.
Performance Overview
     Net income was $2.0 billion for the three months ended March 31, 2011 compared to $3.2 billion for the same period in 2010. After preferred stock dividends and accretion, net income applicable to common shareholders was $1.7 billion, or $0.17 per diluted common share for the three months ended March 31, 2011 compared to $2.8 billion, or $0.28 per diluted common share for the same period in 2010. Results for the most recent quarter were positively affected by lower credit costs, gains from equity investments, higher asset management fees and investment banking fees. These factors were offset by higher legacy mortgage-related costs, higher litigation expenses and lower sales and trading revenues from the record levels reported in the first three months of 2010.
     Net interest income on a FTE basis decreased $1.7 billion to $12.4 billion for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was mainly due to lower consumer loan balances and yields, partially offset by the benefits of reductions in long-term debt.
     Noninterest income decreased $3.5 billion to $14.7 billion for the three months ended March 31, 2011 compared to the same period in 2010. Contributing to the decline were reduced trading account profits, down $2.5 billion compared to the first quarter of 2010, lower mortgage banking income, down $870 million (due to a $487 million increase in representations and warranties provision and lower mortgage production income), and a decrease in service charge income of $534 million due to the impact of overdraft policy changes last year. Additionally other income declined $943 million primarily due to negative fair value adjustments related to structured liabilities of $586 million compared to positive fair value adjustments of $224 million in the year-ago quarter. These declines were partially offset by improvements in equity investment income, which included a $1.1 billion gain related to an initial public offering (IPO) of an equity investment in the first quarter of 2011, and a $513 million decrease in other-than-temporary impairment (OTTI) losses on available-for-sale (AFS) debt securities.
     Representations and warranties provision was $1.0 billion in the first quarter of 2011, compared to $526 million in the first quarter of 2010 and $4.1 billion in the fourth quarter of 2010. More than half of the $1.0 billion provision is attributable to the GSEs and the balance is primarily related to additional experience with a monoline. The additional provision with respect to the GSEs is due to higher estimated repurchase rates based on higher than expected claims from the GSEs during the first quarter of 2011 as well as HPI deterioration experienced during the period. Our provision with respect to the GSEs is dependent on, and limited by, our historical claims experience with the GSEs which changed in the first quarter of 2011 and may change in the future based on factors outside of our control. Future provisions and possible loss or range of loss associated with representations and warranties made to the GSEs may be impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters, including estimated repurchase rates. For additional information about representations and warranties, see Representations and Warranties and Other Mortgage-related Matters on page 44.
     The provision for credit losses decreased $6.0 billion to $3.8 billion for the three months ended March 31, 2011 compared to the same period in 2010. The provision for credit losses was $2.2 billion lower than net charge-offs for the three months ended March 31, 2011 compared with $992 million lower than net charge-offs in the same period in 2010. The reserve reduction for the three months ended March 31, 2011 was due to improving portfolio trends across most of the consumer and commercial businesses, particularly the U.S. credit card, consumer lending and small business products, as well as core commercial loan portfolios. The improvement was offset in part by the addition of $1.6 billion to consumer PCI portfolio reserves during the three months ended March 31, 2011 compared to $846 million during the same period in 2010.
     Noninterest expense increased $2.5 billion to $20.3 billion for the three months ended March 31, 2011 compared to the same period in 2010. The increase was driven by higher general operating expense of $1.6 billion including mortgage-related assessments and waivers costs of $874 million. Additionally, higher personnel costs of $1.0 billion contributed to the increase in noninterest expense as we continue the build-out of several businesses such as GWIM and expand our international capabilities in GBAM, and increase default-related staffing levels in the mortgage-servicing business. In addition, litigation expenses were up $352 million from the first quarter of 2010.
Segment Results
     Effective January 1, 2011, we realigned Consumer Real Estate Services (formerly Home Loans & Insurance) among its ongoing operations, which are now referred to as Home Loans & Insurance, a separately managed legacy mortgage portfolio, including owned loans and loans serviced for others, which is referred to as Legacy Asset Servicing, and the results of certain mortgage servicing rights (MSR) activities which are included in Other. For more information on Consumer Real Estate Services see page 29.

Table 2
Business Segment Results
	Three Months Ended March 31
	Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2011	2010	2011	2010

Deposits	$3,189	$3,718	$355	$701
Global Card Services	5,571	6,803	1,712	963
Consumer Real Estate Services	2,182	3,623	(2,392)	(2,072)
Global Commercial Banking	2,648	3,088	923	703
Global Banking & Markets	7,887	9,693	2,132	3,238
Global Wealth & Investment Management	4,490	4,038	531	434
All Other	1,128	1,327	(1,212)	(785)

Total FTE basis	27,095	32,290	2,049	3,182
FTE adjustment	(218)	(321)	-	-

Total Consolidated	$26,877	$31,969	$2,049	$3,182

(1)
Total revenue is net of interest expense and is on a FTE basis which is a non-GAAP measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 16.

     Deposits net income decreased due to a decline in revenue, driven by lower noninterest income due to the impact of overdraft policy changes. Net interest income was flat as impacts from a customer shift to more liquid products and continued pricing discipline were offset by a lower net interest income allocation related to asset and liability management (ALM) activities. Noninterest expense was flat from a year ago.
     Global Card Services net income increased due primarily to lower credit costs. Revenue decreased driven by a decline in net interest income from lower average loans and yields as well as a decline in noninterest income due to the impact of the CARD Act as the provisions became effective throughout 2010. Provision for credit losses improved due to lower delinquencies and bankruptcies, which drove lower net charge-offs, as a result of the improved economic environment. Noninterest expense increased primarily due to higher litigation expenses.
     Consumer Real Estate Services net loss increased due to a decline in revenue and increased noninterest expense. This was partially offset by a decline in provision for credit losses. The decline in revenue was driven in part by an increase in representations and warranties provision, and a decline in core production income. Noninterest expense increased primarily due to mortgage-related assessments and waivers costs related to foreclosure delays, higher litigation expenses and default-related and other loss mitigation expenses.
     Global Commercial Banking net income increased as lower revenue was more than offset by improved credit costs. Net interest income decreased due to a lower net interest income allocation related to ALM activities and lower loan balances. Noninterest income decreased largely because the prior year period included a gain on an expired loan purchase agreement. The provision for credit losses decreased driven by improvements primarily in the commercial real estate portfolios reflecting stabilizing values and improved borrower credit profiles in the U.S. commercial portfolio.
     GBAM net income decreased reflecting a less favorable trading environment than last year’s record quarter and higher noninterest expense driven by investments in infrastructure and technology. This was partially offset by higher investment banking fees and lower provision for credit losses. Provision for credit losses declined due to stabilization in borrower credit profiles leading to lower reservable criticized levels and net charge-offs. Sales and trading revenue was down reflecting a weaker trading environment. Investment banking fees for the quarter were higher reflecting strong performance in mergers and acquisitions as well as debt and equity issuances, particularly within leveraged finance.
     GWIM net income increased driven by higher revenue as well as lower credit costs, partially offset by higher expenses. Revenue increased driven by record asset management fees and brokerage income as well as higher net interest income due to strong deposit balance growth. The provision for credit losses decreased driven by improving portfolio trends and fewer charge-offs. Noninterest expense increased due to higher revenue-related expenses, support costs and personnel costs associated with continued build-out of the business.
     All Other net loss increased driven by lower revenue and higher provision for credit losses. Revenue decreased due primarily to negative fair value adjustments on structured liabilities combined with lower gains on sales of debt securities. These were partially offset by an increase in net interest income, higher equity investment income, which included a gain related to an IPO of an equity investment in the first quarter of 2011, and lower merger and restructuring charges. The increase in the provision for credit losses was due to reserve additions in the Countrywide PCI discontinued real estate and residential mortgage portfolios.
Financial Highlights
Net Interest Income
     Net interest income on a FTE basis decreased $1.7 billion to $12.4 billion for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to lower consumer loan balances and a decrease in consumer loan and ALM portfolio yields, partially offset by the benefits associated with ongoing reductions in long-term debt and lower rates paid on deposits. The net interest yield on a FTE basis decreased 26 basis points (bps) to 2.67 percent for the three months ended March 31, 2011 compared to the same period in 2010 due to these same factors.

Noninterest Income

Table 3
Noninterest Income
	Three Months Ended
	March 31
(Dollars in millions)	2011	2010

Card income	$1,828	$1,976
Service charges	2,032	2,566
Investment and brokerage services	3,101	3,025
Investment banking income	1,578	1,240
Equity investment income	1,475	625
Trading account profits	2,722	5,236
Mortgage banking income	630	1,500
Insurance income	613	715
Gains on sales of debt securities	546	734
Other income	261	1,204
Net impairment losses recognized in earnings on available-for-sale debt securities	(88)	(601)

Total noninterest income	$14,698	$18,220

     Noninterest income decreased $3.5 billion to $14.7 billion for the three months ended March 31, 2011 compared to the same period in 2010. The following highlights the significant changes.
•	Service charges decreased $534 million largely due to the impact of overdraft policy changes in 2010.

•	Investment banking income increased $338 million reflecting strong performance in advisory services as well as debt and equity issuances, particularly within leveraged finance.

•
Equity investment income increased $850 million which included a $1.1 billion gain related to an IPO of an equity investment during the first quarter of 2011. The first quarter of 2010 included a $331 million loss from the sale of our discretionary equity securities portfolio.

•
Trading account profits decreased $2.5 billion reflecting a less favorable trading environment than last year’s record quarter. Results included DVA losses of $357 million for the three months ended March 31, 2011 compared to gains of $169 million for the same period in 2010.

•	Mortgage banking income decreased $870 million due to an increase of $487 million in representations and warranties provision and lower mortgage production income.

•
Other income decreased $943 million primarily due to negative fair value adjustments related to structured liabilities of $586 million, reflecting a tightening of credit spreads, compared to positive adjustments of $224 million for the same period in 2010.

•
Net impairment losses recognized in earnings on AFS debt securities decreased $513 million reflecting lower impairment write-downs on collateralized mortgage obligations and collateralized debt obligations (CDOs).

Provision for Credit Losses
     The provision for credit losses decreased $6.0 billion to $3.8 billion for the three months ended March 31, 2011 compared to the same period in 2010. The provision for credit losses was lower than net charge-offs for the three months ended March 31, 2011, resulting in a reduction in the allowance for loan and lease losses due to improved credit quality and economic conditions.
     The provision for credit losses related to our consumer portfolio decreased $4.4 billion to $3.9 billion for the three months ended March 31, 2011 compared to the same period in 2010. The provision for credit losses related to our commercial portfolio including the provision for unfunded lending commitments decreased $1.6 billion to a benefit of $113 million for the three months ended March 31, 2011.
     Net charge-offs totaled $6.0 billion, or 2.61 percent of average loans and leases for the three months ended March 31, 2011 compared with $10.8 billion, or 4.44 percent for the three months ended March 31, 2010. For more information on the provision for credit losses, see Provision for Credit Losses on page 98.
Noninterest Expense

Table 4
Noninterest Expense
	Three Months Ended
	March 31
(Dollars in millions)	2011	2010

Personnel	$10,168	$9,158
Occupancy	1,189	1,172
Equipment	606	613
Marketing	564	487
Professional fees	646	517
Amortization of intangibles	385	446
Data processing	695	648
Telecommunications	371	330
Other general operating	5,457	3,883
Merger and restructuring charges	202	521

Total noninterest expense	$20,283	$17,775

     Noninterest expense increased $2.5 billion for the three months ended March 31, 2011 compared to the same period in 2010. The increase was driven in part by $874 million of mortgage-related assessments and waivers costs. Also contributing to the increase were litigation costs, which were $940 million for the three months ended March 31, 2011 (excluding fees paid to external legal service providers), principally associated with mortgage-related matters, an increase of $352 million compared to the same period in 2010. Additionally, personnel costs were higher by $1.0 billion compared to the first quarter in 2010 as we continue to build out businesses. These increases were partially offset by a $319 million decline in merger and restructuring charges compared to the same period in 2010.
Income Tax Expense
     Income tax expense was $731 million for the three months ended March 31, 2011 compared to $1.2 billion for the same period in 2010 and resulted in an effective tax rate of 26.3 percent compared to 27.5 percent in the prior year. Items such as the U.K. corporate income tax rate change referred to below, possible valuation allowance release and recognition of certain previously unrecognized non-U.S. tax benefits may affect the income tax rate later this year.
     On March 29, 2011, the U.K. House of Commons approved a budget resolution to reduce the corporate income tax rate to 26 percent beginning on April 1, 2011. For additional information, see Recent Events – U.K. Corporate Income Tax Rate Change on page 15.

Balance Sheet Overview

Table 5
Selected Balance Sheet Data
			Average Balance
	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2011	2010	2011	2010

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$234,056	$209,616	$227,379	$266,070
Trading account assets	208,761	194,671	221,041	214,542
Debt securities	330,776	338,054	335,847	311,136
Loans and leases	932,425	940,440	938,966	991,615
Allowance for loan and lease losses	(39,843)	(41,885)	(40,760)	(48,093)
All other assets	608,357	624,013	656,065	781,339

Total assets	$2,274,532	$2,264,909	$2,338,538	$2,516,609

Liabilities
Deposits	$1,020,175	$1,010,430	$1,023,140	$981,015
Federal funds purchased and securities loaned or sold under agreements to repurchase	260,521	245,359	306,415	416,078
Trading account liabilities	88,478	71,985	83,914	90,134
Commercial paper and other short-term borrowings	58,324	59,962	65,158	92,254
Long-term debt	434,436	448,431	440,511	513,634
All other liabilities	181,722	200,494	188,631	193,584

Total liabilities	2,043,656	2,036,661	2,107,769	2,286,699
Shareholders’ equity	230,876	228,248	230,769	229,910

Total liabilities and shareholders’ equity	$2,274,532	$2,264,909	$2,338,538	$2,516,609

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
Assets
     At March 31, 2011, total assets were $2.3 trillion, an increase of $9.6 billion from December 31, 2010.
     Average total assets for the three months ended March 31, 2011 decreased $178.1 billion as compared to the same period in 2010. The decrease is due to lower cash and cash equivalents, derivative assets, loans and leases, federal funds sold and securities purchased for resale, the sale of certain strategic investments, and reduction of our goodwill balance as a result of impairment charges recorded in 2010. This decrease was partially offset by growth in the ALM portfolio.

Liabilities and Shareholders’ Equity
     At March 31, 2011, total liabilities were $2.0 trillion, an increase of $7.0 billion from December 31, 2010.
     Average total liabilities for the three months ended March 31, 2011 decreased $178.9 billion as compared to the same period in 2010. The decrease was primarily driven by reduced federal funds purchased, securities sold, and other short-term borrowings, reduced long-term debt, and the sale of First Republic Bank. The decrease was partially offset by deposit growth.
     As of March 31, 2011, shareholders’ equity was $230.9 billion, an increase of $2.6 billion compared to December 31, 2010 driven by retained earnings net of dividends, employee restricted stock vestings and an increase in accumulated other comprehensive income (OCI).
     For the three months ended March 31, 2011, average shareholders’ equity increased $859 million compared to the same period in 2010. The increase was due to unrealized gains in accumulated OCI.

Table 6
Selected Quarterly Financial Data
	2011 Quarter	2010 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First

Income statement
Net interest income	$12,179	$12,439	$12,435	$12,900	$13,749
Noninterest income	14,698	9,959	14,265	16,253	18,220
Total revenue, net of interest expense	26,877	22,398	26,700	29,153	31,969
Provision for credit losses	3,814	5,129	5,396	8,105	9,805
Goodwill impairment	-	2,000	10,400	-	-
Merger and restructuring charges	202	370	421	508	521
All other noninterest expense (1)	20,081	18,494	16,395	16,745	17,254
Income (loss) before income taxes	2,780	(3,595)	(5,912)	3,795	4,389
Income tax expense (benefit)	731	(2,351)	1,387	672	1,207
Net income (loss)	2,049	(1,244)	(7,299)	3,123	3,182
Net income (loss) applicable to common shareholders	1,739	(1,565)	(7,647)	2,783	2,834
Average common shares issued and outstanding	10,076	10,037	9,976	9,957	9,177
Average diluted common shares issued and outstanding	10,181	10,037	9,976	10,030	10,005

Performance ratios
Return on average assets	0.36%	n/m	n/m	0.50%	0.51%
Four quarter trailing return on average assets (2)	n/m	n/m	n/m	0.20	0.21
Return on average common shareholders’ equity	3.29	n/m	n/m	5.18	5.73
Return on average tangible common shareholders’ equity (3)	5.28	n/m	n/m	9.19	9.79
Return on average tangible shareholders’ equity (3)	5.54	n/m	n/m	8.98	9.55
Total ending equity to total ending assets	10.15	10.08%	9.85%	9.85	9.80
Total average equity to total average assets	9.87	9.94	9.83	9.36	9.14
Dividend payout	6.06	n/m	n/m	3.63	3.57

Per common share data
Earnings (loss)	$0.17	$(0.16)	$(0.77)	$0.28	$0.28
Diluted earnings (loss)	0.17	(0.16)	(0.77)	0.27	0.28
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	21.15	20.99	21.17	21.45	21.12
Tangible book value (3)	13.21	12.98	12.91	12.14	11.70

Market price per share of common stock
Closing	$13.33	$13.34	$13.10	$14.37	$17.85
High closing	15.25	13.56	15.67	19.48	18.04
Low closing	13.33	10.95	12.32	14.37	14.45

Market capitalization	$135,057	$134,536	$131,442	$144,174	$179,071

Average balance sheet
Total loans and leases	$938,966	$940,614	$934,860	$967,054	$991,615
Total assets	2,338,538	2,370,258	2,379,397	2,494,432	2,516,609
Total deposits	1,023,140	1,007,738	973,846	991,615	981,015
Long-term debt	440,511	465,875	485,588	497,469	513,634
Common shareholders’ equity	214,206	218,728	215,911	215,468	200,399
Total shareholders’ equity	230,769	235,525	233,978	233,461	229,910

Asset quality (4)
Allowance for credit losses (5)	$40,804	$43,073	$44,875	$46,668	$48,356
Nonperforming loans, leases and foreclosed properties (6)	31,643	32,664	34,556	35,598	35,925
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	4.29%	4.47%	4.69%	4.75%	4.82%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6, 7)	135	136	135	137	139
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (6, 7)	108	116	118	121	124
Net charge-offs	$6,028	$6,783	$7,197	$9,557	$10,797
Annualized net charge-offs as a percentage of average loans and leases outstanding (6)	2.61%	2.87%	3.07%	3.98%	4.44%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	3.19	3.27	3.47	3.48	3.46
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	3.40	3.48	3.71	3.73	3.69
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.63	1.56	1.53	1.18	1.07

Capital ratios (period end)
Risk-based capital:
Tier 1 common	8.64%	8.60%	8.45%	8.01%	7.60%
Tier 1	11.32	11.24	11.16	10.67	10.23
Total	15.98	15.77	15.65	14.77	14.47
Tier 1 leverage	7.25	7.21	7.21	6.68	6.44
Tangible equity (3)	6.85	6.75	6.54	6.14	6.02
Tangible common equity (3)	6.10	5.99	5.74	5.35	5.22

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)	Calculated as total net income for four consecutive quarters divided by average assets for the period.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data beginning on page 16.

(4)
For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management beginning on page 66 and Commercial Portfolio Credit Risk Management beginning on page 82.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 79 and corresponding Table 37, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity and corresponding Table 45 beginning on page 89.

(7)
Allowance for loan and lease losses includes $22.1 billion, $22.9 billion, $23.7 billion, $24.3 billion and $26.2 billion allocated to products that are excluded from nonperforming loans, leases and foreclosed properties at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

n/m = not meaningful

Recent Events
Federal Reserve and OCC Review of Mortgage Servicers
     On April 13, 2011, the Corporation entered into a consent order with the Federal Reserve and Bank of America, National Association (Bank of America, N.A.), a banking subsidiary of the Corporation, entered into a consent order with the Office of the Comptroller of the Currency (OCC) to address the federal bank regulators’ concerns about residential mortgage servicing practices and foreclosure processes. Also on April 13, 2011, the other 13 largest mortgage servicers separately entered into consent orders with their respective federal bank regulators related to residential mortgage servicing practices and foreclosure processes. The orders resulted from an interagency horizontal review conducted by federal bank regulators of major residential mortgage servicers. While federal bank regulators found that loans foreclosed upon had been generally considered for other alternatives (such as loan modifications) and were seriously delinquent, and that servicers could support their standing to foreclose, several areas for process improvement requiring timely and comprehensive remediation across the industry were also identified. We identified most of these areas for process improvement after our own review in late 2010 and have been making significant progress in these areas in the last several months. The federal bank regulator consent orders with the 14 mortgage servicers do not assess civil monetary penalties. However, the consent orders do not preclude the assertion of civil monetary penalties and a federal bank regulator has stated publicly that it believes monetary penalties are appropriate.
     The consent order with the OCC requires servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes; adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan; and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the consent order requires that servicers retain an independent consultant, approved by the OCC, to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred, between January 1, 2009 and December 31, 2010 and that servicers submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review. For additional information on the review of foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 50.
Monoline Settlement Agreement
     On April 14, 2011, the Corporation, including its legacy Countrywide Financial Corporation affiliates, entered into an agreement with Assured Guaranty to resolve all of the monoline insurer’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 29 first- and second-lien residential mortgage-backed securitization trusts where Assured Guaranty provided financial guarantee insurance. The total cost of the agreement is currently estimated to be approximately $1.6 billion, which we have provided for in our liability for representations and warranties and corporate guarantees as of March 31, 2011. For additional information about the agreement, see Representations and Warranties and Other Mortgage-related Matters on page 44.
Capital Plan
     On January 7, 2011, the Corporation submitted a comprehensive capital plan (the Capital Plan) to the Federal Reserve as part of the Federal Reserve’s Comprehensive Capital Analysis and Review (the CCAR) supervisory exercise. The CCAR supervisory exercise has a stated purpose of assessing the capital planning process of major U.S. bank holding companies, including any planned capital actions such as the payment of dividends on common stock. The Capital Plan addressed many matters including, without limitation, maintaining the Corporation’s current dividend on our common stock in the first and second quarters of 2011, and proposing a modest increase in our dividend on the common stock starting in the second half of 2011.
     On March 18, 2011, the Federal Reserve indicated that it objected to the proposed increase in capital distributions for the second half of 2011. Additionally, the Federal Reserve informed the Corporation that it could resubmit a revised Capital Plan. For additional information on capital related matters, see Capital Management on page 54.
Foreclosure Delays and Related Costs and Assessments
     We have resumed foreclosure sales in non-judicial states but remain in the early stages of our resumption of foreclosure sales in judicial states. We have not yet resumed foreclosure proceedings in either judicial or non-judicial states for certain types of customers, including those in bankruptcy and those with Federal Housing Administration (FHA)-insured loans. In the first quarter of 2011, we recorded a charge of $874 million for mortgage-related assessments and waivers costs compared to $230 million in the fourth quarter of 2010. The $874 million charge included $548 million for compensatory fees that we expect to be assessed by the GSEs as a result of foreclosure delays with the remainder being out-of-pocket costs that we do not expect to recover. We expect such costs will continue as additional loans are delayed in the foreclosure process and as the GSEs continue to evaluate their claims process. For additional information about costs related to foreclosure delays, see Representations and Warranties and Other Mortgage-related Matters on page 44.
U.K. Corporate Income Tax Rate Change
     On March 29, 2011, the U.K. House of Commons approved a budget resolution to reduce the corporate income tax rate to 26 percent beginning on April 1, 2011, which would be incremental to the one percent rate decrease enacted in July 2010. The proposal, along with an additional reduction of the corporate income tax rate to 25 percent to take effect beginning April 1, 2012, is expected to be enacted in July 2011. These reductions would favorably affect income tax expense on future U.K. earnings but also would require us to remeasure our U.K. net deferred tax assets using the lower tax rates. Upon enactment we would record a charge to income tax expense of approximately $800 million for this revaluation. If rates were to be reduced to 23 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment.
Earthquake in Japan
     On March 11, 2011, Japan experienced a major earthquake and tsunami resulting in a humanitarian and economic disaster. The operations for many companies located in Japan were negatively impacted as a result of this disaster. We have a broker/dealer subsidiary headquartered in Tokyo, Japan. Its operations were not affected by the disaster; however, we continue to evaluate potential disruptions in global supply chains and related economic impacts. For information on our cross-border exposure with Japan, see Non-U.S. Portfolio on page 94.

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
     As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates the basis points we earn over the cost of funds. During our annual planning process, we set efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing our results. Targets vary by year and by business and are based on a variety of factors including maturity of the business, competitive environment, market factors and other items including our risk appetite.
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
     The aforementioned supplemental data and performance measures are presented in Tables 6 and 7. In addition, in Table 7 we excluded the impact of goodwill impairment charges of $10.4 billion and $2.0 billion recorded in the third and fourth quarters of 2010 when presenting earnings and diluted earnings per common share, the efficiency ratio, return on average assets, four quarter trailing return on average assets, return on average common shareholders’ equity, return on average tangible common shareholders’ equity and ROTE. Accordingly, these are non-GAAP measures. Table 7 provides reconciliations of these non-GAAP measures with financial measures defined by GAAP. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures and ratios differently.

Table 7
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2011
	Quarter	2010 Quarters
(Dollars in millions, except per share information)	First	Fourth	Third	Second	First

Fully taxable-equivalent basis data
Net interest income	$12,397	$12,709	$12,717	$13,197	$14,070
Total revenue, net of interest expense	27,095	22,668	26,982	29,450	32,290
Net interest yield	2.67%	2.69%	2.72%	2.77%	2.93%
Efficiency ratio	74.86	92.04	100.87	58.58	55.05

Performance ratios, excluding goodwill impairment charges (1)
Per common share information
Earnings		$0.04	$0.27
Diluted earnings		0.04	0.27
Efficiency ratio		83.22%	62.33%
Return on average assets		0.13	0.52
Four quarter trailing return on average assets (2)		0.43	0.39
Return on average common shareholders’ equity		0.79	5.06
Return on average tangible common shareholders’ equity		1.27	8.67
Return on average tangible shareholders’ equity		1.96	8.54

(1)	Performance ratios have been calculated excluding the impact of the goodwill impairment charges of $2.0 billion and $10.4 billion recorded during the fourth and third quarters of 2010.

(2)	Calculated as total net income for four consecutive quarters divided by average assets for the period.

Table 7
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2011
	Quarter	2010 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First

Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$12,179	$12,439	$12,435	$12,900	$13,749
Fully taxable-equivalent adjustment	218	270	282	297	321

Net interest income on a fully taxable-equivalent basis	$12,397	$12,709	$12,717	$13,197	$14,070

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$26,877	$22,398	$26,700	$29,153	$31,969
Fully taxable-equivalent adjustment	218	270	282	297	321

Total revenue, net of interest expense on a fully taxable-equivalent basis	$27,095	$22,668	$26,982	$29,450	$32,290

Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$20,283	$20,864	$27,216	$17,253	$17,775
Goodwill impairment charges	-	(2,000)	(10,400)	-	-

Total noninterest expense, excluding goodwill impairment charges	$20,283	$18,864	$16,816	$17,253	$17,775

Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$731	$(2,351)	$1,387	$672	$1,207
Fully taxable-equivalent adjustment	218	270	282	297	321

Income tax expense (benefit) on a fully taxable-equivalent basis	$949	$(2,081)	$1,669	$969	$1,528

Reconciliation of net income (loss) to net income, excluding goodwill impairment charges
Net income (loss)	$2,049	$(1,244)	$(7,299)	$3,123	$3,182
Goodwill impairment charges	-	2,000	10,400	-	-

Net income, excluding goodwill impairment charges	$2,049	$756	$3,101	$3,123	$3,182

Reconciliation of net income (loss) applicable to common shareholders to net income applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$1,739	$(1,565)	$(7,647)	$2,783	$2,834
Goodwill impairment charges	-	2,000	10,400	-	-

Net income applicable to common shareholders, excluding goodwill impairment charges	$1,739	$435	$2,753	$2,783	$2,834

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$214,206	$218,728	$215,911	$215,468	$200,399
Common Equivalent Securities	-	-	-	-	11,760
Goodwill	(73,922)	(75,584)	(82,484)	(86,099)	(86,353)
Intangible assets (excluding MSRs)	(9,769)	(10,211)	(10,629)	(11,216)	(11,906)
Related deferred tax liabilities	3,035	3,121	3,214	3,395	3,497

Tangible common shareholders’ equity	$133,550	$136,054	$126,012	$121,548	$117,397

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$230,769	$235,525	$233,978	$233,461	$229,910
Goodwill	(73,922)	(75,584)	(82,484)	(86,099)	(86,353)
Intangible assets (excluding MSRs)	(9,769)	(10,211)	(10,629)	(11,216)	(11,906)
Related deferred tax liabilities	3,035	3,121	3,214	3,395	3,497

Tangible shareholders’ equity	$150,113	$152,851	$144,079	$139,541	$135,148

Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity	$214,314	$211,686	$212,391	$215,181	$211,859
Goodwill	(73,869)	(73,861)	(75,602)	(85,801)	(86,305)
Intangible assets (excluding MSRs)	(9,560)	(9,923)	(10,402)	(10,796)	(11,548)
Related deferred tax liabilities	2,933	3,036	3,123	3,215	3,396

Tangible common shareholders’ equity	$133,818	$130,938	$129,510	$121,799	$117,402

Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity	$230,876	$228,248	$230,495	$233,174	$229,823
Goodwill	(73,869)	(73,861)	(75,602)	(85,801)	(86,305)
Intangible assets (excluding MSRs)	(9,560)	(9,923)	(10,402)	(10,796)	(11,548)
Related deferred tax liabilities	2,933	3,036	3,123	3,215	3,396

Tangible shareholders’ equity	$150,380	$147,500	$147,614	$139,792	$135,366

Reconciliation of period end assets to period end tangible assets
Assets	$2,274,532	$2,264,909	$2,339,660	$2,368,384	$2,344,634
Goodwill	(73,869)	(73,861)	(75,602)	(85,801)	(86,305)
Intangible assets (excluding MSRs)	(9,560)	(9,923)	(10,402)	(10,796)	(11,548)
Related deferred tax liabilities	2,933	3,036	3,123	3,215	3,396

Tangible assets	$2,194,036	$2,184,161	$2,256,779	$2,275,002	$2,250,177

Core Net Interest Income
     We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the GBAM business segment section beginning on page 36, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for GBAM. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, all of which adjust for the impact of market-based activities from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation provides additional clarity in assessing our results.

Table 8
Core Net Interest Income
	Three Months Ended March 31
(Dollars in millions)	2011	2010

Net interest income (1)
As reported	$12,397	$14,070
Impact of market-based net interest income (2)	(1,051)	(1,186)

Core net interest income	$11,346	$12,884

Average earning assets
As reported	$1,869,863	$1,933,060
Impact of market-based earning assets (2)	(467,042)	(527,316)

Core average earning assets	$1,402,821	$1,405,744

Net interest yield contribution (1, 3)
As reported	2.67%	2.93%
Impact of market-based activities (2)	0.59	0.76

Core net interest yield on earning assets	3.26%	3.69%

(1)	FTE basis

(2)	Represents the impact of market-based amounts included in GBAM.

(3)	Calculated on an annualized basis.
     Core net interest income decreased $1.5 billion to $11.3 billion for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to lower consumer loan balances and a decrease in consumer loan and ALM portfolio yields partially offset by the benefit associated with ongoing reductions in long-term debt and lower rates paid on deposits.
     Core average earning assets decreased $2.9 billion to $1.4 trillion for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to lower consumer and commercial loan levels partially offset by increased ALM portfolio levels.
     Core net interest yield decreased 43 bps to 3.26 percent for the three months ended March 31, 2011 compared to the same period in 2010 due to the factors noted above.

Table 9
Quarterly Average Balances and Interest Rates – FTE Basis
	First Quarter 2011			Fourth Quarter 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments (1)	$31,294	$88	1.14%	$28,141	$75	1.07%
Federal funds sold and securities borrowed or purchased under agreements to resell	227,379	517	0.92	243,589	486	0.79
Trading account assets	221,041	1,669	3.05	216,003	1,710	3.15
Debt securities (2)	335,847	2,917	3.49	341,867	3,065	3.58
Loans and leases (3):
Residential mortgage (4)	262,049	2,881	4.40	254,051	2,857	4.50
Home equity	136,089	1,335	3.96	139,772	1,410	4.01
Discontinued real estate	12,899	110	3.42	13,297	118	3.57
U.S. credit card	109,941	2,837	10.47	112,673	3,040	10.70
Non-U.S. credit card	27,633	779	11.43	27,457	815	11.77
Direct/Indirect consumer (5)	90,097	993	4.47	91,549	1,088	4.72
Other consumer (6)	2,753	45	6.58	2,796	45	6.32

Total consumer	641,461	8,980	5.65	641,595	9,373	5.81

U.S. commercial	191,353	1,926	4.08	193,608	1,894	3.88
Commercial real estate (7)	48,359	437	3.66	51,617	432	3.32
Commercial lease financing	21,634	322	5.95	21,363	250	4.69
Non-U.S. commercial	36,159	299	3.35	32,431	289	3.53

Total commercial	297,505	2,984	4.06	299,019	2,865	3.81

Total loans and leases	938,966	11,964	5.14	940,614	12,238	5.18

Other earning assets	115,336	922	3.24	113,325	923	3.23

Total earning assets (8)	1,869,863	18,077	3.92	1,883,539	18,497	3.90

Cash and cash equivalents (1)	138,241	63		136,967	63
Other assets, less allowance for loan and lease losses	330,434			349,752

Total assets	$2,338,538			$2,370,258

(1)
For this presentation, fees earned on overnight deposits placed with the Federal Reserve are included in the cash and cash equivalents line, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. Net interest income and net interest yield are calculated excluding these fees.

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

(4)
Includes non-U.S. residential mortgage loans of $92 million in the first quarter of 2011, and $96 million, $502 million, $506 million and $538 million in the fourth, third, second and first quarters of 2010, respectively.

(5)
Includes non-U.S. consumer loans of $8.2 billion in the first quarter of 2011, and $7.9 billion, $7.7 billion, $7.7 billion and $8.1 billion in the fourth, third, second and first quarters of 2010, respectively.

(6)
Includes consumer finance loans of $1.9 billion in the first quarter of 2011, and $2.0 billion, $2.0 billion, $2.1 billion and $2.2 billion in the fourth, third, second and first quarters of 2010, respectively; other non-U.S. consumer loans of $777 million in the first quarter of 2011, and $791 million, $788 million, $679 million and $664 million in the fourth, third, second and first quarters of 2010, respectively; and consumer overdrafts of $76 million in the first quarter of 2011, and $34 million, $123 million, $155 million and $132 million in the fourth, third, second and first quarters of 2010, respectively.

(7)
Includes U.S. commercial real estate loans of $45.7 billion in the first quarter of 2011, and $49.0 billion, $53.1 billion, $61.6 billion and $65.6 billion in the fourth, third, second and first quarters of 2010, respectively; and non-U.S. commercial real estate loans of $2.7 billion in the first quarter of 2011, and $2.6 billion, $2.5 billion, $2.6 billion and $3.0 billion in the fourth, third, second and first quarters of 2010, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $388 million in the first quarter of 2011, and $29 million, $639 million, $479 million and $272 million in the fourth, third, second and first quarters of 2010, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $621 million in the first quarter of 2011, and $672 million, $1.0 billion, $829 million and $970 million in the fourth, third, second and first quarters of 2010, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities beginning on page 106.

Quarterly Average Balances and Interest Rates	– FTE Basis (continued)
	Third Quarter 2010			Second Quarter 2010			First Quarter 2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments (1)	$23,233	$86	1.45%	$30,741	$70	0.93%	$27,600	$61	0.89%
Federal funds sold and securities borrowed or purchased under agreements to resell	254,820	441	0.69	263,564	457	0.70	266,070	448	0.68
Trading account assets	210,529	1,692	3.20	213,927	1,853	3.47	214,542	1,795	3.37
Debt securities (2)	328,097	2,646	3.22	314,299	2,966	3.78	311,136	3,173	4.09
Loans and leases (3)
Residential mortgage (4)	237,292	2,797	4.71	247,715	2,982	4.82	243,833	3,100	5.09
Home equity	143,083	1,457	4.05	148,219	1,537	4.15	152,536	1,586	4.20
Discontinued real estate	13,632	122	3.56	13,972	134	3.84	14,433	153	4.24
U.S. credit card	115,251	3,113	10.72	118,738	3,121	10.54	125,353	3,370	10.90
Non-U.S. credit card	27,047	875	12.84	27,706	854	12.37	29,872	906	12.30
Direct/Indirect consumer (5)	95,692	1,130	4.68	98,549	1,233	5.02	100,920	1,302	5.23
Other consumer (6)	2,955	47	6.35	2,958	46	6.32	3,002	48	6.35

Total consumer	634,952	9,541	5.98	657,857	9,907	6.03	669,949	10,465	6.30

U.S. commercial	192,306	2,040	4.21	195,144	2,005	4.12	202,662	1,970	3.94
Commercial real estate (7)	55,660	452	3.22	64,218	541	3.38	68,526	575	3.40
Commercial lease financing	21,402	255	4.78	21,271	261	4.90	21,675	304	5.60
Non-U.S. commercial	30,540	282	3.67	28,564	256	3.59	28,803	264	3.72

Total commercial	299,908	3,029	4.01	309,197	3,063	3.97	321,666	3,113	3.92

Total loans and leases	934,860	12,570	5.35	967,054	12,970	5.38	991,615	13,578	5.53

Other earning assets	112,280	949	3.36	121,205	994	3.29	122,097	1,053	3.50

Total earning assets (8)	1,863,819	18,384	3.93	1,910,790	19,310	4.05	1,933,060	20,108	4.19

Cash and cash equivalents (1)	155,784	107		209,686	106		196,911	92
Other assets, less allowance for loan and lease losses	359,794			373,956			386,638

Total assets	$2,379,397			$2,494,432			$2,516,609

For footnotes see page 20.

Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2011			Fourth Quarter 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$38,905	$32	0.34%	$37,145	$35	0.36%
NOW and money market deposit accounts	475,954	316	0.27	464,531	333	0.28
Consumer CDs and IRAs	118,306	300	1.03	124,855	338	1.07
Negotiable CDs, public funds and other time deposits	13,995	39	1.11	16,334	47	1.16

Total U.S. interest-bearing deposits	647,160	687	0.43	642,865	753	0.46

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	21,534	38	0.72	16,827	38	0.91
Governments and official institutions	2,307	2	0.35	1,560	2	0.42
Time, savings and other	60,432	112	0.76	58,746	101	0.69

Total non-U.S. interest-bearing deposits	84,273	152	0.73	77,133	141	0.73

Total interest-bearing deposits	731,433	839	0.46	719,998	894	0.49

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	371,573	1,184	1.29	369,738	1,142	1.23
Trading account liabilities	83,914	627	3.03	81,313	561	2.74
Long-term debt	440,511	3,093	2.84	465,875	3,254	2.78

Total interest-bearing liabilities (8)	1,627,431	5,743	1.43	1,636,924	5,851	1.42

Noninterest-bearing sources:
Noninterest-bearing deposits	291,707			287,740
Other liabilities	188,631			210,069
Shareholders’ equity	230,769			235,525

Total liabilities and shareholders’ equity	$2,338,538			$2,370,258

Net interest spread			2.49%			2.48%
Impact of noninterest-bearing sources			0.17			0.18

Net interest income/yield on earning assets (1)		$12,334	2.66%		$12,646	2.66%

For footnotes see page 20.

Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2010			Second Quarter 2010			First Quarter 2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$37,008	$36	0.39%	$37,290	$43	0.46%	$35,126	$43	0.50%
NOW and money market deposit accounts	442,906	359	0.32	442,262	372	0.34	416,110	341	0.33
Consumer CDs and IRAs	132,687	377	1.13	147,425	441	1.20	166,189	567	1.38
Negotiable CDs, public funds and other time deposits	17,326	57	1.30	17,355	59	1.36	19,763	63	1.31

Total U.S. interest-bearing deposits	629,927	829	0.52	644,332	915	0.57	637,188	1,014	0.65

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	17,431	38	0.86	19,751	36	0.72	18,424	32	0.71
Governments and official institutions	2,055	2	0.36	4,214	3	0.28	5,626	3	0.22
Time, savings and other	54,373	81	0.59	52,195	77	0.60	54,885	73	0.53

Total non-U.S. interest-bearing deposits	73,859	121	0.65	76,160	116	0.61	78,935	108	0.55

Total interest-bearing deposits	703,786	950	0.54	720,492	1,031	0.57	716,123	1,122	0.64

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	391,148	848	0.86	454,051	891	0.79	508,332	818	0.65
Trading account liabilities	95,265	635	2.65	100,021	715	2.87	90,134	660	2.97
Long-term debt	485,588	3,341	2.74	497,469	3,582	2.88	513,634	3,530	2.77

Total interest-bearing liabilities (8)	1,675,787	5,774	1.37	1,772,033	6,219	1.41	1,828,223	6,130	1.35

Noninterest-bearing sources:
Noninterest-bearing deposits	270,060			271,123			264,892
Other liabilities	199,572			217,815			193,584
Shareholders’ equity	233,978			233,461			229,910

Total liabilities and shareholders’ equity	$2,379,397			$2,494,432			$2,516,609

Net interest spread			2.56%			2.64%			2.84%
Impact of noninterest-bearing sources			0.13			0.10			0.08

Net interest income/yield on earning assets (1)		$12,610	2.69%		$13,091	2.74%		$13,978	2.92%

For footnotes see page 20.

Business Segment Operations
Segment Description and Basis of Presentation
     We report the results of our operations through six business segments: Deposits, Global Card Services, Consumer Real Estate Services (formerly Home Loans & Insurance, see page 29 for more detailed information), Global Commercial Banking, GBAM and GWIM, with the remaining operations recorded in All Other. Prior period amounts have been reclassified to conform to current period presentation.
     We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data beginning on page 16. In addition, return on average economic capital for the segments is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital. Economic capital represents allocated equity less goodwill and a percentage of intangible assets (excluding MSRs). We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges.
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
     Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. The nature of these risks is discussed further beginning on page 53. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The total amount of average equity reflects both risk-based capital and the portion of goodwill and intangibles specifically assigned to the business segments. The risk-adjusted methodology is periodically refined and such refinements are reflected as changes to allocated equity in each segment.
     For more information on selected financial information for the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 20 – Business Segment Information to the Consolidated Financial Statements.

Deposits

	Three Months Ended March 31
(Dollars in millions)	2011	2010	% Change

Net interest income (1)	$2,205	$2,175	1%
Noninterest income:
Service charges	923	1,479	(38)
All other income	61	64	(5)

Total noninterest income	984	1,543	(36)

Total revenue, net of interest expense	3,189	3,718	(14)

Provision for credit losses	33	38	(13)
Noninterest expense	2,592	2,562	1

Income before income taxes	564	1,118	(50)
Income tax expense (1)	209	417	(50)

Net income	$355	$701	(49)

Net interest yield (1)	2.14%	2.12%
Return on average equity (2)	6.09	11.78
Return on average economic capital (2, 3)	25.43	46.33
Efficiency ratio (1)	81.28	68.92

Balance Sheet

Average
Total earning assets	$417,218	$415,228	-%
Total assets	443,461	441,854	-
Total deposits	418,298	416,842	-
Allocated equity	23,641	24,132	(2)
Economic capital (4)	5,683	6,164	(8)

	March 31	December 31
	2011	2010

Period end
Total earning assets	$429,956	$414,215	4%
Total assets	456,248	440,954	3
Total deposits	431,022	415,189	4
Client brokerage assets	66,703	63,597	5

(1)	FTE basis

(2)	Decreases in the ratios resulted from lower net income partially offset by a slight decrease in economic capital.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.
     Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Effective in the first quarter of 2011, the Merrill Edge® business was moved from GWIM to Deposits and prior periods have been restated. Merrill Edge is an integrated investing and banking service targeted at clients with less than $250,000 in total assets. Merrill Edge provides team-based investment advice and guidance, brokerage services, a self-directed online investing platform and key banking capabilities including access to the Corporation’s network of banking centers and ATMs.
     In the U.S., we serve approximately 58 million consumer and small business relationships through a franchise that stretches coast to coast through 32 states and the District of Columbia utilizing our network of approximately 5,800 banking centers, 18,000 ATMs, nationwide call centers and leading online and mobile banking platforms. At March 31, 2011, our active online banking customer base was 30.1 million subscribers compared to 29.9 million as of March 31,

2010, and our active bill pay users paid $78.9 billion of bills online during the three months ended March 31, 2011 compared to $75.5 billion in the same period a year ago.
     Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts. Deposit products provide a relatively stable source of funding and liquidity for the Corporation. We earn net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits. Deposits also generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and other client-managed businesses.
     Net income decreased $346 million, or 49 percent, to $355 million due to a decline in revenue driven by lower noninterest income. Noninterest income decreased $559 million, or 36 percent, to $984 million due to the impact of overdraft policy changes in conjunction with Regulation E, which became effective in the third quarter of 2010. Net interest income was flat as impacts from a customer shift to more liquid products and continued pricing discipline resulted in a 29 bps increase in deposit spreads from a year ago, offset by a lower net interest income allocation related to ALM activities. For more information on Regulation E, see Regulatory Matters of the Corporation’s 2010 Annual Report on Form 10-K beginning on page 56. Noninterest expense was flat compared to the same period in 2010.
     Average deposits increased $1.5 billion from a year ago driven by organic growth in liquid products, including Merrill Edge, partially offset by the net transfer of certain deposits to other client-managed businesses.

Global Card Services

	Three Months Ended March 31
(Dollars in millions)	2011	2010	% Change

Net interest income (1)	$3,743	$4,818	(22)%
Noninterest income:
Card income	1,728	1,881	(8)
All other income	100	104	(4)

Total noninterest income	1,828	1,985	(8)

Total revenue, net of interest expense	5,571	6,803	(18)

Provision for credit losses	964	3,535	(73)
Noninterest expense	1,887	1,732	9

Income before income taxes	2,720	1,536	77
Income tax expense (1)	1,008	573	76

Net income	$1,712	$963	78

Net interest yield (1)	9.28%	10.32%
Return on average equity (2)	26.63	9.05
Return on average economic capital (2, 3)	51.95	20.08
Efficiency ratio (1)	33.89	25.47

Balance Sheet

Average
Total loans and leases	$162,885	$189,307	(14)%
Total earning assets	163,577	189,353	(14)
Total assets	165,170	195,809	(16)
Allocated equity	26,073	43,170	(40)
Economic capital (4)	13,407	19,901	(33)

	March 31	December 31
	2011	2010

Period end
Total loans and leases	$158,900	$167,367	(5)%
Total earning assets	159,971	168,224	(5)
Total assets	163,435	169,745	(4)

(1)	FTE basis

(2)
Increases in the ratios resulted from higher net income and a decrease in equity. Allocated equity decreased as a result of the $10.4 billion goodwill impairment charge recorded during the third quarter of 2010. Additional reductions in equity resulted from periodic refinements in the risk-based allocation process, lower interest rate risk and improved credit quality.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.
     Global Card Services provides a broad offering of products including U.S. consumer and business credit card, consumer lending, international credit card and debit card to consumers and small businesses. We provide credit card products to customers in the U.S., U.K., Canada, Ireland and Spain. We offer a variety of co-branded and affinity credit and debit card products and are one of the leading issuers of credit cards through endorsed marketing in the U.S. and Europe. For an update on the payment protection insurance claims matter, see Note 11 — Commitments and Contingencies to the Consolidated Financial Statements.
     The majority of the provisions of the CARD Act became effective on February 22, 2010, while certain provisions became effective in the third quarter of 2010. The CARD Act has negatively impacted net interest income due to restrictions on our ability to reprice credit cards based on risk and on card income due to restrictions imposed on certain fees. For more information on the CARD Act, see Regulatory Matters of the Corporation’s 2010 Annual Report on Form 10-K beginning on page 56.
     As a result of the Financial Reform Act, which was signed into law on July 21, 2010, we believe that our debit card revenue in Global Card Services will be adversely impacted beginning in the third quarter of 2011. Based on 2010 volumes, our estimate of revenue loss due to the debit card interchange fee standards to be adopted under the Financial Reform Act was approximately $2.0 billion annually. On March 29, 2011, the Federal Reserve indicated that it had concluded it will be unable to meet the April 21, 2011 deadline for publication of the final debit card interchange and networking routing rules, but that it is committed to meeting the final July 21, 2011 deadline under the Financial Reform Act. We continue to monitor the progress of the rulemaking and will refine our estimate of the impact to our business as information becomes available.
     For the three months ended March 31, 2011, Global Card Services net income increased $749 million, to $1.7 billion compared to the same period in 2010, primarily due to a $2.6 billion decrease in the provision for credit losses as a result of continued improvements in credit quality. This was partially offset by a decrease in revenue of $1.2 billion, or 18 percent, to $5.6 billion, primarily due to a decline in net interest income from lower average loans and yields.
     Net interest income decreased $1.1 billion, or 22 percent, to $3.7 billion as average loans decreased $26.4 billion in the three months ended March 31, 2011 compared to the same period in 2010. Net interest yield decreased 104 bps to 9.28 percent for the three months ended March 31, 2011 due to increased net charge-offs on higher interest rate products.
     Noninterest income decreased $157 million, or eight percent, to $1.8 billion compared to $2.0 billion in the same period in 2010, driven by the impact of the CARD Act.
     The provision for credit losses improved by $2.6 billion for the three months ended March 31, 2011, to $964 million compared to the year ago period due to lower delinquencies and bankruptcies, which resulted in $2.7 billion lower net charge-offs as a result of the improved economic environment.
     Noninterest expense increased $155 million, or nine percent, to $1.9 billion for the three months ended March 31, 2011 primarily driven by higher litigation expenses.

Consumer Real Estate Services

	Three Months Ended March 31, 2011
				Total
				Consumer
	Home Loans	Legacy Asset		Real Estate	Three Months Ended
(Dollars in millions)	& Insurance	Servicing	Other	Services	March 31, 2010	% Change

Net interest income (1)	$571	$342	$(9)	$904	$1,213	(25)%
Noninterest income:
Mortgage banking income (loss)	711	(19)	2	694	1,641	(58)
Insurance income	499	-	-	499	590	(15)
All other income	79	6	-	85	179	(53)

Total noninterest income (loss)	1,289	(13)	2	1,278	2,410	(47)

Total revenue, net of interest expense	1,860	329	(7)	2,182	3,623	(40)

Provision for credit losses	-	1,098	-	1,098	3,600	(70)
Noninterest expense	1,654	3,230	-	4,884	3,328	47

Income (loss) before income taxes	206	(3,999)	(7)	(3,800)	(3,305)	(15)
Income tax expense (benefit) (1)	76	(1,482)	(2)	(1,408)	(1,233)	(14)

Net income (loss)	$130	$(2,517)	$(5)	$(2,392)	$(2,072)	(15)

Net interest yield (1)	2.87%	2.08%	n/m	2.11%	2.58%
Efficiency ratio (1)	88.92	n/m	n/m	n/m	91.84

Balance Sheet

Average
Total loans and leases	$56,282	$64,278	$-	$120,560	$133,744	(10)%
Total earning assets	80,582	66,625	26,108	173,315	190,804	(9)
Total assets	88,679	78,293	43,330	210,302	234,010	(10)
Allocated equity (2)	n/a	n/a	n/a	18,846	27,280	(31)
Economic capital (2, 3)	n/a	n/a	n/a	16,095	22,466	(28)

Period End	March 31, 2011				December 31, 2010

Total loans and leases	$55,694	$63,056	$-	$118,750	$122,934	(3)%
Total earning assets	75,038	65,251	26,991	167,280	173,032	(3)
Total assets	82,301	76,600	46,603	205,504	213,363	(4)

(1)	FTE basis

(2)
Economic capital decreased as a result of declining portfolio balances, improved credit quality and periodic refinements to the risk-based allocation process. Allocated equity was impacted by the $2.0 billion goodwill impairment charge recorded during the fourth quarter of 2010.

(3)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets (excluding MSRs).

n/m = not meaningful

n/a = not applicable
     Consumer Real Estate Services was realigned effective January 1, 2011 into its ongoing operations which are now referred to as Home Loans & Insurance, a separately managed legacy mortgage portfolio which is referred to as Legacy Asset Servicing, and Other which primarily includes the results of certain MSR activities. Legacy Asset Servicing is responsible for servicing delinquent loans and managing the runoff and exposures related to selected residential mortgage, home equity and discontinued real estate loan portfolios. The loans serviced include owned loans and loans serviced for others, including loans held in other business segments and All Other (collectively, the Legacy Asset Servicing portfolio). Home Loans & Insurance includes the ongoing loan production activities, certain servicing activities that are discussed below, insurance operations and the Consumer Real Estate Services home equity portfolio not selected for inclusion in the Legacy Asset Servicing portfolio. Due to this realignment, the composition of the Home Loans & Insurance loan portfolio does not currently reflect a normalized level of credit losses and noninterest expense which we expect will develop over time. This realignment allows Consumer Real Estate Services management to lead the ongoing home loan business while also providing greater focus and transparency on resolving legacy mortgage issues.
     In addition, the Legacy Asset Servicing portfolio includes residential mortgage loans, home equity loans and discontinued real estate loans that would not have been originated under our underwriting standards at December 31, 2010. The Countrywide PCI portfolios as well as certain loans that met a predefined delinquency status or probability of default threshold as of January 1, 2011 are also included in the Legacy Asset Servicing portfolio. The criteria for inclusion of certain assets and liabilities in Legacy Asset Servicing may continue to be evaluated over time. For more information on the Legacy Asset Servicing portfolio criteria, see Consumer Credit Portfolio beginning on page 67.

     The Legacy Asset Servicing balance sheet consists of loans held within Consumer Real Estate Services that met the criteria for inclusion in the Legacy Asset Servicing portfolio as of January 1, 2011. The total owned loans in the Legacy Asset Servicing portfolio were $169.1 billion at March 31, 2011, of which $63.1 billion are reflected on the balance sheet of Legacy Asset Servicing within Consumer Real Estate Services, and the remainder is held in other business segments and All Other.
     Legacy Asset Servicing results represent the net cost of legacy exposures that is included in the results of Consumer Real Estate Services, including representations and warranties provision, litigation costs and financial results of the Consumer Real Estate Services home equity portfolio selected as part of the Legacy Asset Servicing portfolio. In addition, certain revenue and expenses on loans serviced for others, including loans serviced for other business segments and All Other are included in Legacy Asset Servicing results. The results of the Legacy Asset Servicing residential mortgage and discontinued real estate portfolios are recorded primarily in All Other or the respective business segment in which the loans reside.
     Other includes the results of certain MSR activites, including net hedge results, together with any related assets or liabilities used as economic hedges. The change in the value of the MSRs reflects the change in discount rates and prepayment speed assumptions, largely due to changes in interest rates, as well as the effect of changes in other assumptions, including the cost to service. These amounts are not allocated between Home Loans & Insurance and Legacy Asset Servicing since the MSRs are managed as a single asset.
     Consumer Real Estate Services generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Consumer Real Estate Services products are available to our customers through a retail network of approximately 5,800 banking centers, mortgage loan officers in approximately 750 locations and a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent loan acquisition channels. On February 4, 2011, we announced that we are exiting the reverse mortgage origination business. In October 2010, we exited the first mortgage wholesale acquisition channel. These strategic changes were made to allow greater focus on our retail and correspondent channels.
     Consumer Real Estate Services products include fixed and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. Home equity lines of credit and home equity loans are retained on Consumer Real Estate Services balance sheet. Consumer Real Estate Services services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors. The financial results of the on-balance sheet loans are reported in the business segment that owns the loans or All Other. Consumer Real Estate Services is not impacted by the Corporation’s first mortgage production retention decisions as Consumer Real Estate Services is compensated for loans held for ALM purposes on a management accounting basis, with a corresponding offset recorded in All Other, and for servicing loans owned by other business segments. Funded home equity lines of credit and home equity loans are held on the Consumer Real Estate Services balance sheet. In addition, Consumer Real Estate Services offers property, casualty, life, disability and credit insurance.
     Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to customer inquiries. These activities are performed by Home Loans & Insurance. Our home retention efforts are also part of our servicing activities, along with supervising foreclosures and property dispositions. These default-related activities are performed by Legacy Asset Servicing. In an effort to help our customers avoid foreclosure, Legacy Asset Servicing evaluates various workout options prior to foreclosure sale which, combined with our temporary halt of foreclosures announced in October 2010, has resulted in elongated default timelines. For additional information on our servicing activities, see Other Mortgage-related Matters – Review of Foreclosure Processes and Certain Servicing-related Items beginning on page 50.
     On February 3, 2011, we announced that we had entered into an agreement to sell the lender-placed and certain property and casualty insurance assets and liabilities of Balboa. In connection with the sale, we expect to recognize a pre-tax gain of approximately $750 million when the sale is completed. Balboa is a wholly-owned subsidiary and part of Consumer Real Estate Services. The closing of the sale of Balboa is expected to occur in mid 2011. The sale will reduce ongoing operating results of Consumer Real Estate Services, but the impact on the consolidated net income of the Corporation is not expected to be significant.
     Consumer Real Estate Services includes the impact of transferring customers and their related loan balances between GWIM and Consumer Real Estate Services based on client segmentation thresholds. For more information on the migration of customer balances, see GWIM beginning on page 40.

     Consumer Real Estate Services recorded a net loss of $2.4 billion for the three months ended March 31, 2011 compared to a net loss of $2.1 billion for the same period in 2010. Revenue declined $1.4 billion to $2.2 billion for the three months ended March 31, 2011 due in part to a decrease in mortgage banking income driven by an increase in representations and warranties provision and a decline in core production income. The decline in core production income was primarily due to lower production volume driven by a reallocation of resources and competitive pressure resulting in a drop in market share. Net interest income also contributed to the decline in revenue driven primarily by lower average loan balances. For additional information on representations and warranties, see Note 9 — Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Representations and Warranties and Other Mortgage-related Matters on page 44.
     Provision for credit losses decreased $2.5 billion to $1.1 billion for the three months ended March 31, 2011 driven by improving home equity delinquencies. In addition, the provision for credit losses related to the Countrywide PCI home equity portfolio was $475 million for the three months ended March 31, 2011 compared to $764 million for the same period in 2010, which included the impact related to certain modified loans that were written down to the underlying collateral value.
     Noninterest expense increased $1.6 billion to $4.9 billion for the three months ended March 31, 2011. Our agreements with the GSEs provide timelines to complete the liquidation of delinquent loans. In instances where we fail to meet these timelines, our agreements provide the GSEs with the option to assess compensatory fees. As a result of the default timelines, our costs have increased driven in part by $874 million of mortgage-related assessments and waivers costs which included $548 million for compensatory fees that we expect to be assessed by the GSEs as a result of foreclosure delays compared to $230 million in the three months ended December 31, 2010 and none in the three months ended March 31, 2010, with the remainder being out-of-pocket costs that we do not expect to recover. We expect such costs will continue as additional loans are delayed in the foreclosure process and as the GSEs assert a more aggressive criteria. In addition, higher litigation expense and default-related and other loss mitigation expenses also contributed to the increase in expenses. These increases were partially offset by lower production expenses due to lower origination volumes and insurance expenses.
Mortgage Banking Income
     Consumer Real Estate Services mortgage banking income is categorized into production and servicing income. Core production income is comprised of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and loans held-for-sale (LHFS), the related secondary market execution, and costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue, which is offset in All Other, for transfers of mortgage loans from Consumer Real Estate Services to the ALM portfolio related to the Corporation’s mortgage production retention decisions. Ongoing costs related to representations and warranties and other obligations that were incurred in the sales of mortgage loans in prior periods are also included in production income.
     Servicing income includes income earned in connection with servicing activities and MSR valuation adjustments, net of economic hedge activities. The costs associated with our servicing activities are included in noninterest expense.

     The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended March 31
(Dollars in millions)	2011	2010

Production income (loss):
Core production revenue	$668	$1,283
Representations and warranties provision	(1,013)	(526)

Total production income (loss)	(345)	757

Servicing income:
Servicing fees	1,606	1,569
Impact of customer payments (1)	(706)	(1,056)
Fair value changes of MSRs, net of economic hedge results (2)	2	197
Other servicing-related revenue	137	174

Total net servicing income	1,039	884

Total Consumer Real Estate Services mortgage banking income	694	1,641
Eliminations (3)	(64)	(141)

Total consolidated mortgage banking income	$630	$1,500

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	Includes sale of MSRs.

(3)	Includes the effect of transfers of mortgage loans from Consumer Real Estate Services to the ALM portfolio in All Other .
     Core production revenue of $668 million represented a decrease of $615 million for the three months ended March 31, 2011 compared to the same period in 2010 due to lower volumes driven by a reallocation of resources and competitive pressure resulting in a decline in market share. Representations and warranties provision increased $487 million to $1.0 billion for the three months ended March 31, 2011 compared to the same period in 2010. More than half of the $1.0 billion provision was attributable to the GSEs due to higher estimated repurchase rates related to the GSEs and HPI deterioration. The balance of the provision was primarily attributable to additional experience with a monoline. For additional information on representations, and more specifically certain alleged matters on page 168, and warranties, see Note 9 — Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Representations and Warranties and Other Mortgage-related Matters on page 44.
     Net servicing income increased $155 million as the lower impact of customer payments and higher fee income was partially offset by less favorable MSR results, net of hedges, compared to the three months ended March 31, 2010. For additional information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 110.

Consumer Real Estate Services Key Statistics
	Three Months Ended March 31
(Dollars in millions, except as noted)	2011		2010

Loan production
Consumer Real Estate Services:
First mortgage	$52,519		$66,965
Home equity	1,575		1,771
Total Corporation (1):
First mortgage	56,734		69,502
Home equity	1,728		2,027

	March 31		December 31
Period end	2011		2010

Mortgage servicing portfolio (in billions) (2, 3)	$2,028		$2,057
Mortgage loans serviced for investors (in billions) (3)	1,610		1,628
Mortgage servicing rights:
Balance	15,282		14,900
Capitalized mortgage servicing rights (% of loans serviced for investors)	95	bps	92	bps

(1)	In addition to loan production in Consumer Real Estate Services, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

(3)
The total Consumer Real Estate Services mortgage servicing portfolio consists of $1,061 billion in Home Loans & Insurance and $967 billion in Legacy Asset Servicing at March 31, 2011. The total Consumer Real Estate Services mortgage loans serviced for investors consist of $799 billion in Home Loans & Insurance and $811 billion in Legacy Asset Servicing at March 31, 2011.

     First mortgage production was $56.7 billion for the three months ended March 31, 2011 compared to $69.5 billion for the same period in 2010. The decrease of $12.8 billion was primarily due to a decline in market share caused primarily by our exit from the wholesale origination channel in the fall of 2010, the redeployment of centralized retail sales and fulfillment associates to the servicing division and a reduction in correspondent market share due to competitive pricing and tightening of our underwriting guidelines compared to our competitors.
     Home equity production was $1.7 billion for the three months ended March 31, 2011 compared to $2.0 billion for the same period in 2010 primarily due to a decline in reverse mortgage originations based on our decision to exit this business in February 2011.
     At March 31, 2011, the consumer MSR balance was $15.3 billion, which represented 95 bps of the related unpaid principal balance compared to $14.9 billion or 92 bps of the related unpaid principal balance at December 31, 2010. The increase in the consumer MSR balance was primarily driven by the addition of new MSRs recorded in connection with sales of loans and the impact of higher mortgage rates. These increases were partially offset by the impact of elevated servicing costs, including certain items outlined in the federal bank regulators’ consent order which reduced expected cash flows and the value of the MSRs. These factors together resulted in the 3 bps increase in capitalized MSRs as a percentage of loans serviced. In the fourth quarter of 2010, the costs to service used in our MSR valuation were impacted by our review of the foreclosure process. For addition information on our servicing activities, see Other Mortgage-related Matters — Review of Foreclosure Processes and Certain Servicing-related Items beginning on page 50.

Global Commercial Banking

	Three Months Ended March 31
(Dollars in millions)	2011	2010	% Change

Net interest income (1)	$1,846	$2,189	(16)%
Noninterest income:
Service charges	606	599	1
All other income	196	300	(35)

Total noninterest income	802	899	(11)

Total revenue, net of interest expense	2,648	3,088	(14)

Provision for credit losses	76	936	(92)
Noninterest expense	1,106	1,030	7

Income before income taxes	1,466	1,122	31
Income tax expense (1)	543	419	30

Net income	$923	$703	31

Net interest yield (1)	2.73%	3.39%
Return on average equity (2)	9.02	6.40
Return on average economic capital (2, 3)	17.97	11.94
Efficiency ratio (1)	41.74	33.35

Balance Sheet

Average
Total loans and leases	$191,977	$213,838	(10)%
Total earning assets	274,648	261,640	5
Total assets	312,557	298,007	5
Total deposits	160,217	143,635	12
Allocated equity	41,493	44,566	(7)
Economic capital (4)	20,793	23,950	(13)

	March 31	December 31
Period end	2011	2010

Total loans and leases	$190,293	$193,568	(2)%
Total earning assets	272,410	274,622	(1)
Total assets	309,917	312,787	(1)
Total deposits	161,584	161,278	-

(1)	FTE basis

(2)
Increases in the ratios resulted from higher net income and a lower economic capital due to improved credit quality, declining loan balances and periodic refinements in the risk-based allocation process.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.
     Global Commercial Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include business banking and middle-market companies, commercial real estate firms and governments, and are generally defined as companies with annual sales up to $2 billion. Our lending products and services include commercial loans and commitment facilities, real estate lending, asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Effective with the first quarter of 2011, management responsibility for the merchant processing joint venture, Banc of America Merchant Services, LLC, was moved from GBAM to Global Commercial Banking where it more closely aligns with the business model. Prior periods have been restated to reflect this change.
     Global Commercial Banking recorded net income of $923 million in the three months ended March 31, 2011 compared to $703 million for the same period in 2010, with the improvement driven by lower credit costs partially offset by lower revenue.

     Net interest income decreased $343 million due to a decline in average loans as well as a lower net interest income allocation related to ALM activities. Offsetting the decrease was the impact of an increase in average deposits of $16.6 billion, or 12 percent.
     Noninterest income decreased $97 million, or 11 percent, largely because the prior-year period included a gain on an expired loan purchase agreement. For further information, see Note 11 — Commitments and Contingencies to the Consolidated Financial Statements.
     The provision for credit losses decreased $860 million to $76 million for the three months ended March 31, 2011 compared to the year ago period. The decrease was driven by improvements primarily in the commercial real estate portfolio reflecting stabilizing property values, and improved borrower credit profiles in the U.S. commercial portfolio. Most portfolios experienced lower net charge-offs attributable to more stable economic conditions.
     Noninterest expense increased $76 million to $1.1 billion driven by higher personnel expense and an increase in other support costs.
Global Commercial Banking Revenue
     Global Commercial Banking revenue can also be categorized as treasury services revenue primarily from capital and treasury management, and business lending revenue derived from credit related products and services. Treasury services revenue for the three months ended March 31, 2011 was $1.2 billion, a decrease of $45 million compared to the same period for 2010. The decline was driven by a lower net interest income allocation related to ALM activities and lower treasury service charges, partially offset by the impact of higher deposit balances. As clients manage through current economic conditions, we have seen usage of certain treasury services decline and increased conversion of paper to electronic services. These actions, combined with our clients leveraging compensating balances to offset fees, have negatively impacted treasury services revenue. Business lending revenue for the three months ended March 31, 2011 was $1.5 billion, a decrease of $395 million compared to the same period in 2010, due to a lower net interest income allocation related to ALM activities, lower loan balances and because the prior year period included a gain on an expired loan purchase agreement. Average loan and lease balances decreased $21.9 billion compared to the same period in 2010 due to client deleveraging and reductions in the run-off portfolios.

Global Banking & Markets

	Three Months Ended March 31
(Dollars in millions)	2011	2010	% Change

Net interest income (1)	$2,038	$2,170	(6)%
Noninterest income:
Service charges	475	463	3
Investment and brokerage services	677	623	9
Investment banking fees	1,511	1,216	24
Trading account profits	2,620	5,072	(48)
All other income	566	149	n/m

Total noninterest income	5,849	7,523	(22)

Total revenue, net of interest expense	7,887	9,693	(19)

Provision for credit losses	(202)	236	(186)
Noninterest expense	4,726	4,292	10

Income before income taxes	3,363	5,165	(35)
Income tax expense (1)	1,231	1,927	(36)

Net income	$2,132	$3,238	(34)

Return on average equity (2)	20.57%	24.72%
Return on average economic capital (2, 3)	28.00	31.14
Efficiency ratio (1)	59.92	44.28

Balance Sheet

Average
Total trading-related assets	$455,932	$508,914	(10)%
Total loans and leases	103,704	99,034	5
Total market-based earning assets	467,042	527,316	(11)
Total earning assets	573,505	625,339	(8)
Total assets	708,231	776,584	(9)
Total deposits	112,028	103,634	8
Allocated equity	42,029	53,131	(21)
Economic capital (4)	31,197	42,470	(27)

	March 31	December 31
Period End	2011	2010

Total trading-related assets	$455,889	$413,567	10%
Total loans and leases	105,651	99,964	6
Total market-based earning assets	465,609	416,174	12
Total earning assets	563,921	510,358	10
Total assets	698,399	651,638	7
Total deposits	115,212	110,971	4

(1)	FTE basis

(2)	Decreases in the ratios resulted from lower net income partially offset by a decrease in economic capital due to improved credit quality and periodic refinements in the risk-based allocation process.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.
     GBAM provides financial products, advisory services, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide debt and equity underwriting and distribution capabilities, merger-related and other advisory services, and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage positions in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, mortgage-backed securities (MBS) and asset-backed securities (ABS). Underwriting debt and equity issuances, securities research and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. GBAM is a leader in the global distribution of fixed-income, currency and energy commodity products and derivatives. GBAM also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products. Our corporate banking services provide a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our corporate clients are generally defined as companies with annual sales greater than $2 billion. Effective with the first quarter of 2011, the merchant processing joint venture, Banc of America Merchant Services, LLC, was moved from GBAM to Global Commercial Banking, and prior periods have been restated.
     Net income decreased $1.1 billion to $2.1 billion for the three months ended March 31, 2011 compared to the same period in 2010 due to a less favorable trading environment than last year’s record quarter and higher noninterest expense driven by increased costs related to investments in infrastructure and technology. This was partially offset by a lower provision for credit losses which decreased $438 million compared to the year ago period driven by stabilization in borrower credit profiles leading to lower reservable criticized levels and net charge-offs which included a legal settlement recovery.
Components of Global Banking & Markets
Sales and Trading Revenue
     Sales and trading revenue is segregated into fixed-income including investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and CDOs; currencies including interest rate and foreign exchange contracts; commodities including primarily futures, forwards, swaps and options; and equity income from equity-linked derivatives and cash equity activity.

	Three Months Ended March 31
(Dollars in millions)	2011	2010

Sales and trading revenue (1)
Fixed income, currencies and commodities (FICC)	$3,646	$5,487
Equity income	1,249	1,514

Total sales and trading revenue	$4,895	$7,001

(1)
Includes $56 million and $73 million of net interest income on a FTE basis and $677 million and $623 million of investment and brokerage services revenue for the three months ended March 31, 2011 and 2010.

     Sales and trading revenue decreased $2.1 billion, or 30 percent, to $4.9 billion for the three months ended March 31, 2011 compared to the same period in 2010 due to a less favorable trading environment than last year’s record quarter as noted above. We recorded DVA losses during the three months ended March 31, 2011 of $357 million compared to gains of $169 million in the same period in 2010.
     FICC revenue decreased $1.8 billion to $3.6 billion for the three months ended March 31, 2011 due to a weaker trading environment, specifically in rates and currencies, and the wind down of our proprietary trading business. In conjunction with regulatory reform measures, we are in the process of winding down our proprietary trading business with completion expected later this year. Proprietary trading revenue was $208 million for the three months ended March 31, 2011 compared to $456 million for the same period in 2010.
     Equity income was $1.2 billion for the three months ended March 31, 2011 compared to $1.5 billion for the same period in 2010 with the decrease driven primarily by lower equity derivative trading volumes partially offset by an increase in commission revenue in the cash business.

Investment Banking Fees
     Product specialists within GBAM provide advisory services, underwrite and distribute debt and equity issuances and certain other loan products. The table below presents total investment banking fees for GBAM which represents 96 and 98 percent of the Corporation’s total investment banking income for the three months ended March 31, 2011 and 2010 with the remainder comprised of investment banking income as reported in GWIM and Global Commercial Banking.

	Three Months Ended March 31
(Dollars in millions)	2011	2010

Investment banking fees
Advisory (1)	$319	$167
Debt issuance	799	735
Equity issuance	393	314

Total investment banking fees	$1,511	$1,216

(1)	Advisory includes fees on debt and equity advisory services and mergers and acquisitions.
     Investment banking income increased $295 million for the three months ended March 31, 2011 compared to the same period a year ago reflecting strong performance in mergers and acquisitions as well as debt and equity issuances, particularly within leveraged finance.
Global Corporate Banking
     Client relationship teams along with product partners work with our customers to provide a wide range of lending-related products and services, integrated working capital management and treasury solutions through the Corporation’s global network of offices. Global Corporate Banking revenue of $1.5 billion for the three months ended March 31, 2011 was in line with the same period in 2010 as growth in deposit balances from client retention of excess cash and increases in loan and trade finance, particularly internationally, continue to offset weak domestic loan demand.
Collateralized Debt Obligation Exposure
     CDO vehicles hold diversified pools of fixed-income securities and issue multiple tranches of debt securities including commercial paper, mezzanine and equity securities. Our CDO-related exposure can be divided into funded and unfunded super senior liquidity commitment exposure, other super senior exposure (i.e., cash positions and derivative contracts), warehouse, and sales and trading positions. For more information on our CDO positions, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. Super senior exposure represents the most senior class of commercial paper or notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles. In the three months ended March 31, 2011, we recorded $5 million of losses from our CDO-related exposure compared to $292 million of losses for the same period in 2010.
     At March 31, 2011, our hedged and unhedged super senior CDO exposure before consideration of insurance, net of write-downs, was $1.9 billion compared to $2.0 billion at December 31, 2010. The total super senior exposure of $1.9 billion was marked at 20 percent of original exposure, including $101 million of retained positions from liquidated CDOs marked at 47 percent, $712 million of non-subprime exposure marked at 50 percent and the remaining $1.1 billion of subprime exposure marked at 15 percent of the original exposure amounts. Unrealized losses recorded in accumulated OCI on super senior cash positions and retained positions from liquidated CDOs in aggregate decreased $351 million during the three months ended March 31, 2011 to $115 million primarily due to tightening of RMBS and CMBS spreads and the subsequent sales of two ABS CDOs.

     The table below presents our original total notional, mark-to-market receivable and credit valuation adjustment for credit default swaps and other positions with monolines. The receivable for super senior CDOs reflects hedge gains recorded from inception of the contracts in connection with write-downs on super senior CDOs.

Credit Default Swaps with Monoline Financial Guarantors
	March 31, 2011			December 31, 2010
		Other			Other
	Super	Guaranteed		Super	Guaranteed
(Dollars in millions)	Senior CDOs	Positions	Total	Senior CDOs	Positions	Total

Notional	$3,225	$35,273	$38,498	$3,241	$35,183	$38,424

Mark-to-market or guarantor receivable	$2,693	$5,623	$8,316	$2,834	$6,367	$9,201
Credit valuation adjustment	(2,444)	(2,838)	(5,282)	(2,168)	(3,107)	(5,275)

Total	$249	$2,785	$3,034	$666	$3,260	$3,926

Credit valuation adjustment %	91%	50%	64%	77%	49%	57%
(Write-downs) gains	$(276)	$(131)	$(407)	$(386)	$362	$(24)

     Total monoline exposure, net of credit valuation adjustments, decreased $892 million during the three months ended March 31, 2011. This decrease was driven by lower positive valuation adjustments related to spread tightening on most legacy asset classes and terminated monoline contracts when compared to the prior period. Additionally, the increase in the credit valuation adjustment as a percent of total super senior CDO exposure was driven by reductions in recovery expectations for a monoline counterparty. Total write-downs for the quarter were $407 million which consisted of changes in credit valuation adjustments as well as hedge losses due to a breakdown in correlations during the three months ended March 31, 2011.
     With the Merrill Lynch acquisition, we acquired a loan with a carrying value of $4.1 billion as of March 31, 2011 that is collateralized by U.S. super senior ABS CDOs. Merrill Lynch originally provided financing to the borrower for an amount equal to approximately 75 percent of the fair value of the collateral. The loan is recorded in All Other and all scheduled payments on the loan have been received. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. Collateral for the loan is excluded from our CDO exposure.

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2011	2010	% Change

Net interest income (1)	$1,569	$1,464	7%
Noninterest income:
Investment and brokerage services	2,377	2,106	13
All other income	544	468	16

Total noninterest income	2,921	2,574	13

Total revenue, net of interest expense	4,490	4,038	11

Provision for credit losses	46	242	(81)
Noninterest expense	3,600	3,103	16

Income before income taxes	844	693	22
Income tax expense (1)	313	259	21

Net income	$531	$434	22

Net interest yield (1)	2.34%	2.60%
Return on average equity (2)	12.01	9.87
Return on average economic capital (2, 3)	30.34	26.35
Efficiency ratio (1)	80.18	76.86

Balance Sheet

Average
Total loans and leases	$100,851	$98,841	2%
Total earning assets	271,564	227,956	19
Total assets	291,907	249,799	17
Total deposits	258,518	221,613	17
Allocated equity	17,938	17,825	1
Economic capital (4)	7,210	7,037	2

	March 31	December 31
Period end	2011	2010

Total loans and leases	$101,286	$100,724	1%
Total earning assets	259,805	268,963	(3)
Total assets	280,524	289,954	(3)
Total deposits	256,526	257,983	(1)

(1)	FTE basis

(2)	Increases in equity ratios resulted from higher net income partially offset by a slight increase in economic capital.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.
     GWIM consists of three primary businesses: Merrill Lynch Global Wealth Management (MLGWM); U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Retirement Services.
     MLGWM’s advisory business provides a high-touch client experience through a network of approximately 15,700 financial advisors focused on clients with more than $250,000 in total investable assets. MLGWM provides tailored solutions to meet our client’s needs through a full set of brokerage, banking and retirement products in both domestic and international locations. Effective January 1, 2011, the Merrill Edge business was moved from MLGWM to Deposits and prior periods have been restated; however, the Merrill Edge advisor count is reported in GWIM.
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
     GWIM results also include the BofA Global Capital Management (BACM) business, which is comprised primarily of the cash and liquidity asset management business that was retained following the sale of the Columbia Management long-term asset management business on May 1, 2010.
     Compared to the same period in 2010, revenue from MLGWM was $3.5 billion, up 18 percent for the three months ended March 31, 2011. Revenue from U.S. Trust was $696 million, up nine percent. Revenue from Retirement Services was $272 million, up 14 percent.
     GWIM results include the impact of migrating clients and their related deposit and loan balances to or from Deposits, Consumer Real Estate Services and the ALM portfolio, as presented in the table below. This quarter’s migration includes the additional movement of balances to Merrill Edge, now in Deposits. Subsequent to the date of the migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

Migration Summary
	Three Months Ended March 31
(Dollars in millions)	2011	2010

Average
Total deposits — GWIM from / (to) Deposits	$(1,317)	$922
Total loans — GWIM to Consumer Real Estate Services and the ALM portfolio	-	(1,070)

Period end
Total deposits — GWIM from / (to) Deposits	$(3,362)	$2,683
Total loans — GWIM to Consumer Real Estate Services and the ALM portfolio	-	(1,355)

     Net income increased $97 million, or 22 percent, to $531 million for the three months ended March 31, 2011 compared to the same period in 2010 driven by higher net interest income and noninterest income as well as lower credit costs, partially offset by higher expenses. Net interest income increased $105 million, or seven percent, to $1.6 billion driven by the $36.9 billion increase in average deposits partially offset by a lower allocation of income related to ALM activities. Noninterest income increased $347 million, or 13 percent, to $2.9 billion primarily due to higher asset management fees from improved equity market levels and flows into long-term assets under management (AUM), and higher brokerage income due to higher transactional activity. Provision for credit losses decreased $196 million to $46 million driven by improving portfolio trends. Noninterest expense increased $497 million, or 16 percent, to $3.6 billion driven by higher revenue-related expenses, support costs and personnel costs associated with the continued build-out of the business.
Client Balances
     The table below presents client balances which consist of assets under management, client brokerage assets, assets in custody, client deposits, and loans and leases. The increase in client balances was driven by higher market levels and inflows into long-term AUM and fee-based brokerage assets which more than offset liquidity outflows from BACM.

Client Balances by Type
	March 31	December 31
(Dollars in millions)	2011	2010

Assets under management	$664,466	$630,498
Brokerage assets (1)	1,087,097	1,077,049
Assets in custody	116,816	115,033
Deposits	256,526	257,983
Loans and leases	101,286	100,724

Total client balances	$2,226,191	$2,181,287

(1)	Client brokerage assets include non-discretionary brokerage and fee-based assets.

All Other

	Three Months Ended March 31
(Dollars in millions)	2011	2010	% Change

Net interest income (1)	$92	$41	124%
Noninterest income:
Equity investment income	1,409	512	175
Gains on sales of debt securities	468	648	(28)
All other income (loss)	(841)	126	n/m

Total noninterest income	1,036	1,286	(19)

Total revenue, net of interest expense	1,128	1,327	(15)

Provision for credit losses	1,799	1,218	48
Merger and restructuring charges	202	521	(61)
All other noninterest expense	1,286	1,207	7

Loss before income taxes	(2,159)	(1,619)	(33)
Income tax benefit (1)	(947)	(834)	(14)

Net loss	$(1,212)	$(785)	(54)

Balance Sheet

Average
Total loans and leases	$258,350	$256,156	1%
Total assets (2)	206,910	320,546	(35)
Total deposits	48,608	70,858	(31)
Allocated equity (3)	60,749	19,807	n/m

	March 31	December 31
Period end	2011	2010

Total loans and leases	$256,930	$255,213	1%
Total assets (2)	160,505	186,468	(14)
Total deposits	34,817	38,748	(10)

(1)	FTE basis

(2)
Includes elimination of segments’ excess asset allocations to match liabilities (i.e., deposits) of $668.4 billion and $589.4 billion for the three months ended March 31, 2011 and 2010, and $661.6 billion and $647.8 billion at March 31, 2011 and December 31, 2010.

(3)	Represents both the risk-based capital and the portion of goodwill and intangibles assigned to All Other as well as the remaining portion of equity not specifically allocated to the segments.
     All Other consists of two broad groupings, Equity Investments and Other. Equity Investments includes Global Principal Investments, Strategic and other investments, and Corporate Investments. Substantially all of the equity investments in Corporate Investments were sold during 2010. Other includes liquidating businesses, merger and restructuring charges, ALM functions (i.e., residential mortgage portfolio and investment securities) and related activities (i.e., economic hedges, fair value option on structured liabilities), and the impact of certain allocation methodologies. Other also includes certain residential mortgage and discontinued real estate products that are managed by Legacy Asset Servicing within Consumer Real Estate Services. For additional information on the other activities included in All Other, see Note 26 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
     All Other reported a net loss of $1.2 billion in the three months ended March 31, 2011 compared to a net loss of $785 million for the same period in 2010 with the increased loss due to lower revenue and higher provision for credit losses. The decrease in revenue was driven by negative fair value adjustments of $586 million on structured liabilities, reflecting a tightening of credit spreads, in the three months ended March 31, 2011 compared to positive fair value adjustments of $224 million for the same period in 2010 and a $180 million decrease in gains on sales of debt securities. These were partially offset by an $897 million increase in equity investment income (see the Equity Investment Activity discussion beginning on page 43) primarily due to a $1.1 billion gain related to an IPO of an equity investment in 2011. The prior year period included $269 million of income from certain strategic investments, some of which were sold, that did not occur during the three months ended March 31, 2011. Also contributing to the offset was a $319 million decrease in merger and restructuring charges.

     Provision for credit losses increased $581 million to $1.8 billion for the three months ended March 31, 2011 compared to the same period in 2010 driven by reserve additions related to the Countrywide PCI discontinued real estate and residential mortgage portfolios. These increases were partially offset by lower provision for credit losses related to the non-PCI residential mortgage portfolio due to improving portfolio trends.
     The income tax benefit for the three months ended March 31, 2011 was $947 million compared to $834 million for the same period in 2010, driven by an increase in the pre-tax loss.
Equity Investments Activity
     The tables below present the components of All Other’s equity investments at March 31, 2011 and December 31, 2010, and also a reconciliation of All Other’s equity investment income to the total consolidated equity investment income for the three months ended March 31, 2011 and 2010.

Equity Investments
	March 31	December 31
(Dollars in millions)	2011	2010

Global Principal Investments	$11,221	$11,656
Strategic and other investments	23,873	22,545

Total equity investments included in All Other	$35,094	$34,201

Equity Investment Income
	Three Months Ended March 31
(Dollars in millions)	2011	2010

Global Principal Investments	$1,365	$577
Strategic and other investments	44	246
Corporate Investments	-	(311)

Total equity investment income included in All Other	1,409	512
Total equity investment income included in the business segments	66	113

Total consolidated equity investment income	$1,475	$625

     Global Principal Investments (GPI) is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. GPI had unfunded equity commitments of $1.3 billion and $1.4 billion at March 31, 2011 and December 31, 2010, related to certain of these investments. During 2010, we sold our exposure of $2.9 billion in certain private equity funds, comprised of $1.5 billion in funded exposure and $1.4 billion in unfunded commitments.
     Affiliates of the Corporation may, from time to time, act as general partner, fund manager and/or investment advisor to certain Corporation-sponsored real estate private equity funds. In this capacity, these affiliates manage and/or provide investment advisory services to such real estate private equity funds primarily for the benefit of third-party institutional and private clients. These activities, which are recorded in GPI, inherently involve risk to us and to the fund investors, and in certain situations may result in losses. In late 2010, the general partner and investment advisor responsibilities were transferred to an independent third-party asset manager for these real estate private equity funds.
     Strategic and other investments includes primarily our investment in China Construction Bank (CCB) of $21.0 billion, which increased by $1.3 billion from December 31, 2010 due to appreciation in the CCB share price, as well as our $2.2 billion investment in BlackRock, Inc. (BlackRock). At March 31, 2011, we owned approximately 10 percent, or 25.6 billion common shares of CCB and seven percent, or 13.6 million preferred shares of BlackRock. For additional information on certain Corporate and Strategic Investments, see Note 5 – Securities to the Consolidated Financial Statements.
     In the first quarter of 2010, the $2.7 billion Corporate Investments equity securities portfolio, which consisted of highly liquid publicly-traded equity securities, was sold as a result of a change in our investment portfolio objectives shifting more to interest earnings and reducing our exposure to equity market risk, which contributed to the loss in Corporate Investments in the three months ended March 31, 2010.

Off-Balance Sheet Arrangements and Contractual Obligations
      We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments including commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of our customers. For additional information on our obligations and commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, page 51 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K, as well as Note 13 – Long-term Debt and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Representations and Warranties and Other Mortgage-related Matters
Representations and Warranties
     We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by GSEs or the Government National Mortgage Association (GNMA) in the case of the FHA insured and U.S. Department of Veterans Affairs (VA) guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, we or our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to a whole-loan buyer or securitization trust (collectively, repurchase claims). In such cases, we would be exposed to any subsequent credit loss on the repurchased mortgage loans. Our credit loss would be reduced by any recourse we may have to organizations (e.g., correspondents) that, in turn, had sold such loans to us. When a loan is originated by a correspondent or other third party, we typically have the right to seek a recovery of related repurchase losses from that originator. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. At March 31, 2011, loans purchased from correspondents or other parties comprised approximately 27 percent of the loans’ underlying outstanding repurchase demands compared to approximately 25 percent at December 31, 2010. During the three months ended March 31, 2011, we experienced a decline in recoveries from correspondents and other parties, however, the actual recovery rate may vary from period-to-period based upon the underlying mix of correspondents and other parties (e.g., active, inactive, out-of-business originators) from which recoveries are sought.
     For additional information about representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation’s 2010 Annual Report on Form 10-K. See Complex Accounting Estimates – Representations and Warranties on page 114 for information related to our estimated liability for representations and warranties and corporate guarantees related to mortgage-related securitizations.
     The fair value of the obligations to be absorbed under the representations and warranties and the guarantees provided is recorded as an accrued liability when the loans are sold. The liability is updated for probable losses by accruing a representations and warranties provision in mortgage banking income. This is done throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase request will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Changes to any one of these factors could significantly impact the estimate of our liability. Given that these factors vary by counterparty, we analyze our representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. Repurchase claims by GSEs, monoline insurers, whole-loan investors and private-label securitization investors have increased and we expect such efforts to continue to increase in the future. We vigorously contest any repurchase requests when we conclude that a valid basis for a repurchase claim did not exist and will continue to do so in the future. In addition, we may reach bulk settlements including settlement amounts which could be material with counterparties (in lieu of the loan-by-loan review process) if opportunities arise on terms determined to be advantageous to us. For additional information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

     At March 31, 2011, our total unresolved repurchase claims totaled approximately $13.6 billion compared to $10.7 billion at December 31, 2010. The increase in unresolved claims is primarily attributable to an increase in new claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE agreements and on Bank of America originations, combined with an increase in the volume of claims appealed by us and awaiting review and response from one GSE. The liability for representations and warranties and corporate guarantees, is included in accrued expenses and other liabilities and the related provision is included in mortgage banking income. At March 31, 2011 and December 31, 2010, the liability was $6.2 billion and $5.4 billion. For the three months ended March 31, 2011 and 2010, the provision for representations and warranties and corporate guarantees was $1.0 billion and $526 million. More than half of the $1.0 billion provision recorded in the three months ended March 31, 2011 was attributable to the GSEs due to higher estimated repurchase rates based on higher than expected claims from the GSEs and HPI deterioration experienced during the period. The balance of the provision is primarily attributable to additional experience with a monoline. A significant factor in the estimate of the liability for future losses is the performance of HPI, which declined in the three months ended March 31, 2011 and impacts the severity of losses in our representations and warranties liability. Representations and warranties provision may vary significantly each period as the methodology used to estimate the provision continues to be refined based on the level and type of repurchase claims presented, defects identified, the latest experience gained on repurchase claims and other relevant facts and circumstances, which could have a material adverse impact on our earnings for any particular period.
Government-sponsored Enterprises
     During the last ten years, Bank of America and our subsidiaries have sold over $2 trillion of loans to the GSEs and we have an established history of working with them on repurchase claims. Our current repurchase claims experience with the GSEs is predominantly concentrated in the 2004 through 2008 origination vintages where we believe that our exposure to representations and warranties liability is most significant. Our repurchase claims experience related to loans originated prior to 2004 has not been significant and we believe that the changes made to our operations and underwriting policies have reduced our exposure after 2008. The cumulative repurchase claims for 2007 exceed all other vintages. The volume of loans originated in 2007 was significantly higher than any other vintage which, together with the high delinquency level in this vintage, helps to explain the high level of repurchase claims compared to the other vintages. On December 31, 2010, we reached agreements with the GSEs under which we paid $2.8 billion to resolve repurchase claims involving certain first-lien residential mortgage loans sold to the GSEs by entities related to legacy Countrywide.
Cumulative GSE Repurchase Requests by Vintage

(1)	Exposure at default (EAD) represents the unpaid principal balance at the time of default or the unpaid principal balance as of March 31, 2011.
     Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of March 31, 2011, 10 percent of the loans in these vintages have defaulted or are 180 days or more past due (severely delinquent). At least 25 payments have been made on approximately 58 percent of severely delinquent or defaulted loans. Through March 31, 2011, we have received $25.3 billion in repurchase claims associated with these vintages, representing approximately two percent of the loans sold to the GSEs in these vintages. Including the agreement reached with Fannie Mae (FNMA) on December 31, 2010, we have resolved $19.3 billion of these claims with a net loss experience of approximately 29 percent. The claims resolved and the loss rate do not include $839 million in claims extinguished as a result of the agreement with Freddie Mac (FHLMC) due to the global nature of the agreement and, specifically, the absence of a formal apportionment of the agreement amount between current and future claims. Our collateral loss severity rate on approved repurchases has averaged approximately 45 to 55 percent. Based on the information derived from the historical GSE experience, including the December 31, 2010 GSE agreements, we believe we are approximately three quarters of the way through the receipt of the GSE repurchase claims that we expect to ultimately receive.
     Table 10 highlights our experience with the GSEs related to loans originated from 2004 through 2008.

Table 10 Overview of GSE Balances
	Legacy Originator
				Percent of
(Dollars in billions)	Countrywide	Other	Total	total

Original funded balance	$846	$272	$1,118
Principal payments	(420)	(139)	(559)
Defaults	(40)	(5)	(45)

Total outstanding balance at March 31, 2011	$386	$128	$514

Outstanding principal balance 180 days or more past due (severely delinquent)	$54	$13	$67

Defaults plus severely delinquent (principal at-risk)	94	18	112

Payments made by borrower:
Less than 13			$16	14%
13-24			31	28
25-36			34	30
More than 36			31	28

Total payments made by borrower			$112	100%

Outstanding GSE pipeline of representations and warranties claims (all vintages)
As of December 31, 2010			$2.8
As of March 31, 2011			5.4
Cumulative representations and warranties losses (2004-2008 vintages)			$6.8

     Our liability as of March 31, 2011 for obligations under representations and warranties given to the GSEs considers, among other things, higher estimated repurchase rates based on higher than expected claims from the GSEs and HPI deterioration during the three months ended March 31, 2011. It also considers the December 31, 2010 agreements with the GSEs and their expected impact on the repurchase rates on future repurchase claims we might receive on loans that have defaulted or that we estimate will default. We currently believe that our remaining exposure to repurchase obligations for first-lien residential mortgage loans sold directly to the GSEs has been accounted for as a result of the recent adjustments to our recorded liability for representations and warranties for these loans sold directly to the GSEs. Our provision with respect to the GSEs is necessarily dependent on, and limited by, our historical claims experience with the GSEs which increased during the three months ended March 31, 2011 and may materially change in the future based on factors outside our control. We believe our predictive repurchase models, utilizing our historical repurchase experience with the GSEs while considering current developments, including the December 31, 2010 agreements with GSEs, projections of future defaults as well as certain other assumptions regarding economic conditions, home prices and other matters, allow us to reasonably estimate the liability for obligations under representations and warranties on loans sold to the GSEs. However, future provisions associated with representations and warranties made to the GSEs may be materially impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters, including the repurchase behavior of the GSEs and the estimated repurchase rates.
Transactions with Investors Other than Government-sponsored Enterprises
     In prior years, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. As detailed in Table 11, legacy companies and certain subsidiaries sold loans originated from 2004 through 2008 with a principal balance of $963 billion to investors other than GSEs, of which approximately $486 billion in principal has been paid and $222 billion have defaulted, or are severely delinquent (i.e., 180 days or more past due) and are considered principal at-risk at March 31, 2011.

     As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust. We believe that the longer a loan performs, the less likely it is that an alleged underwriting representations and warranties breach had a material impact on the loan’s performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label investors is a combination of loans that have already defaulted and those that are currently 180 days or more past due. Additionally, the obligation to repurchase mortgage loans also requires that counterparties have the contractual right to demand repurchase of the loans. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. While we believe the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the comparable agreements with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.
     Any amounts paid related to repurchase claims from a monoline insurer are paid to the securitization trust and are applied in accordance with the terms of the governing securitization documents, which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims.
     Table 11 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole-loans or in non-agency securitizations by entity and product together with the principal at-risk stratified by the number of payments the borrower made prior to default or becoming severely delinquent at March 31, 2011. As shown in Table 11, at least 25 payments have been made on approximately 60 percent of the loans included in principal at-risk. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of the loan’s default. As of March 31, 2011, approximately 23 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent.

Table 11 Overview of Non-Agency Securitization and Whole Loan Balances
(Dollars in billions)	Principal Balance					Principal At-risk
			Outstanding
		Outstanding	Principal			Borrower Made	Borrower Made	Borrower Made	Borrower Made
	Original	Principal Balance	Balance 180 Days	Defaulted	Principal	less than 13	13 to 24	25 to 36	more than 36
By Entity	Principal Balance	March 31, 2011	or More Past Due	Principal Balance	At-risk	Payments	Payments	Payments	Payments

Bank of America	$100	$33	$5	$3	$8	$1	$2	$2	$3
Countrywide	716	281	85	86	171	24	45	49	53
Merrill Lynch	65	22	7	10	17	3	4	3	7
First Franklin	82	23	7	19	26	4	6	4	12

Total (1, 2, 3)	$963	$359	$104	$118	$222	$32	$57	$58	$75

By Product

Prime	$302	$117	$16	$12	$28	$2	$6	$8	$12
Alt-A	172	79	22	23	45	7	12	12	14
Pay option	150	63	30	22	52	5	14	16	17
Subprime	245	81	36	44	80	16	19	17	28
Home equity	88	17	-	16	16	2	5	5	4
Other	6	2	-	1	1	-	1	-	-

Total	$963	$359	$104	$118	$222	$32	$57	$58	$75

(1)	Includes $186 billion of original principal balance related to transactions with monoline participation.

(2)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(3)	Includes exposures on third-party sponsored transactions related to legacy entity originations.
     Although we have limited loan-level experience with non-GSE repurchase claims, we expect additional activity in this area going forward and that the volume of repurchase claims from monolines, whole-loan investors and investors in non-GSE securitizations will continue to increase in the future. It is reasonably possible that future representations and warranties losses may occur, and we currently estimate that the upper range of possible loss related to non-GSE sales as of March 31, 2011, could be $7 billion to $10 billion over existing accruals. Any reduction in the estimated range previously disclosed as of December 31, 2010, resulting from the additional accruals recorded during the three months ended March 31, 2011 was offset by an increase in estimated repurchase rates and HPI deterioration during the three months ended March 31, 2011. A significant portion of this estimate relates to representations and warranties repurchase claims for loans originated through legacy Countrywide. This estimate of the range of possible loss for representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change. This estimate does not include related, reasonably possible litigation losses disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, nor does it include any separate foreclosure costs and related costs and assessments or any possible losses related to potential claims for breaches of performance of servicing obligations, potential claims under securities laws or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities or other claims against us; however, such loss could be material.
     The methodology used to estimate this non-GSE range of possible loss for representations and warranties considers a variety of factors including our experience related to actual defaults, estimated future defaults, historical loss experience, and our GSE experience with estimated repurchase rates by product. It also considers our assumptions regarding economic conditions, including estimated first quarter 2011 home prices. Since the terms of the non-GSE transactions differ from those of the GSEs, we apply judgment and adjustments to GSE experience in order to determine the range of possible loss for non-GSE securitizations.

     These adjustments we made include: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first adjustment is based on our belief that a contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust and, accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second adjustment is related to the fact that non-GSE securitizations have different types of representations and warranties provided. We believe the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the comparable agreements with the GSEs. The third adjustment is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE contracts. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25 percent of the voting rights of each tranche of the outstanding securities. This estimated range of possible loss assumes that this presentation threshold is met for some but significantly less than all of the non-GSE securitization transactions. The foregoing factors, individually and in the aggregate, require us to use significant judgment in estimating the range of possible loss for non-GSE representations and warranties. The adjustments have been developed assuming a loan-level analysis and consider product type, age, number of payments made, and type of security, loan originator and sponsor.
     Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from our assumptions in our predictive models, including, without limitation, those regarding estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for non-GSE representations and warranties could result in significant increases to this range of loss estimate. For example, we believe that the contractual requirement typically included in non-GSE securitization agreements that a representations and warranties breach materially and adversely affect the interest of the investor or all investors in the securitization trust in order to give rise to the repurchase obligation means repurchase claimants must prove that the representations and warranties breach was the cause of the loss. If a court or courts were to disagree with our interpretation of these agreements, it could impact this estimated range of possible loss. Additionally, certain recent court rulings related to monoline litigation, including one related to us, have allowed for sampling of loan files to determine if a breach of representations and warranties occurred instead of requiring a review of each loan file. If this sampling approach is upheld more generally in the courts, private-label investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. In addition, although we believe that the representations and warranties typically given in non-GSE securitization transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant loan-level experience to measure the impact of these differences on the probability that a loan will be required to be repurchased. Finally, as mentioned previously, the trustee is empowered to have access to the loan files without a request by the investors. If additional private-label investors organize and meet the presentation threshold, such as 25 percent of the voting rights per trust, then the investors will be able to request the trustee to obtain loan files to investigate breaches of representations and warranties or other matters and the trustee may choose to follow that request, exempt from liability, provided that the trustee is acting in good faith. It is difficult to predict how a trustee may act or how many investors may be able to meet the prerequisite presentation thresholds. In this regard, our model reflects an adjustment to reduce the range of possible loss for the presentation threshold for all private-label securitizations of approximately $4 billion to arrive at the $7 billion to $10 billion range. Although our evaluation of these factors results in lowering the estimated range of possible loss for non-GSE representations and warranties, any adverse developments in contractual interpretations of causation or level of representations, or the presentation threshold, could each have a significant impact on future provisions and the estimate of range of possible loss.
     The techniques used to arrive at our non-GSE range of possible loss for representations and warranties have a basis in historical market behavior, and are also based to some degree on management’s judgment. We cannot provide assurance that its modeling assumptions, techniques, strategies or management judgment will at all times prove to be accurate and effective.
     We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase claim did not exist and will continue to do so in the future. In addition, we may reach one or more bulk settlements, including settlement amounts which could be material, with counterparties (in lieu of the loan-by-loan review process) if opportunities arise on terms determined to be advantageous to us.
     The following discussion provides more detailed information related to non-GSE counterparties.
Monoline Insurers
     Legacy companies have sold $185.6 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 11, including $106.2 billion of first-lien mortgages and $79.4 billion of second-lien mortgages. Of these balances, $45.5 billion of the first-lien mortgages and $48.9 billion of the second-lien mortgages have paid off and $33.9 billion of the first-lien mortgages and $15.0 billion of the second-lien mortgages have defaulted or are severely delinquent and are considered principal at-risk at March 31, 2011. At least 25 payments have been made on approximately 56 percent of the loans included in principal at-risk. Of the first-lien mortgages sold, $41.0 billion, or 39 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines typically insured one or more securities. Through March 31, 2011, we have received $6.2 billion of representations and warranties claims related to the monoline-insured transactions. Of these repurchase claims, $914 million have been resolved, with losses of $636 million. The majority of these resolved claims related to second-lien mortgages and $791 million of these claims were resolved through repurchase or indemnification while $123 million were rescinded by the investor or paid in full. At March 31, 2011, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $5.3 billion, including $4.1 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $1.2 billion that are in the process of review. We have had limited experience with most of the monoline insurers in the repurchase process, which has constrained our ability to resolve the open claims with such counterparties. Also, certain monoline insurers have instituted litigation against legacy Countrywide and Bank of America, which limits our ability to enter into constructive dialogue with these monolines to resolve the open claims. It is not possible at this time to reasonably estimate future repurchase obligations with respect to those monolines with whom we have limited repurchase experience and, therefore, no liability has been recorded in connection with these monolines, other than a liability for repurchase claims where we have determined that there are valid loan defects. However, certain other monoline insurers have engaged with us in a consistent repurchase process and we have used that experience, influenced by increased dialogue with such monoline insurers, to record a liability related to existing and projected future claims from such counterparties.

Assured Guaranty Settlement
     On April 14, 2011, we, including our legacy Countrywide affiliates, entered into an agreement with one of the monolines, Assured Guaranty to resolve all of the monoline insurer’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 29 first- and second-lien RMBS trusts where Assured Guaranty provided financial guarantee insurance. The agreement also resolves historical loan servicing issues and other potential liabilities with respect to these trusts. The agreement covers 21 first-lien RMBS trusts and eight second-lien RMBS trusts, representing total original collateral exposure of approximately $35.8 billion, with total principal at-risk (which is the sum of outstanding principal balance on severely delinquent loans and the principal balance on previously defaulted loans) of approximately $10.9 billion, which includes principal at-risk previously resolved. The agreement includes cash payments totaling approximately $1.1 billion to Assured Guaranty, as well as a loss-sharing reinsurance arrangement that has an expected value of approximately $470 million, and other terms, including termination of certain derivative contracts. The cash payments consist of $850 million paid on April 14, 2011, with the remainder payable in four equal installments at the end of each quarter through March 31, 2012. The total cost of the agreement is currently estimated to be approximately $1.6 billion, which we have provided for in our liability for representations and warranties as of March 31, 2011.
Whole Loan Sales and Private-label Securitizations
     Legacy entities, and to a lesser extent Bank of America, sold loans in whole loan sales or via private-label securitizations with a total principal balance of $777.1 billion originated between 2004 and 2008, which are included in Table 11, of which $391.3 billion have been paid off and $173.1 billion are considered principal at-risk at March 31, 2011. At least 25 payments have been made on approximately 61 percent of the loans included in principal at-risk. We have received approximately $8.4 billion of representations and warranties claims from whole-loan investors and private-label securitization investors related to these vintages, including $5.9 billion from whole-loan investors, $800 million from one private-label securitization counterparty which were submitted prior to 2008 and $1.7 billion in recent demands from private-label securitization investors received in the third quarter of 2010. Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims does not mean that we believe these claims have satisfied the contractual thresholds required for these investors to direct the securitization trustee to take action or that these claims are otherwise procedurally or substantively valid. One of these claimants has filed litigation against us relating to certain of these claims. Additionally, certain private-label securitizations are insured by the monoline insurers, which are not reflected in these figures regarding whole loan sales and private-label securitizations. For additional information, refer to Litigation and Regulatory Matters – Repurchase Litigation on page 180 of Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.
     We have resolved $5.5 billion of the claims received from whole-loan investors and private-label securitization investors with losses of $1.2 billion. Approximately $2.3 billion of these claims were resolved through repurchase or indemnification and $3.2 billion were rescinded by the investor. Claims outstanding related to these vintages totaled $2.9 billion at March 31, 2011, $2.8 billion of which we have reviewed and declined to repurchase based on an assessment of whether a material breach exists and $126 million of which are in the process of review. The majority of the claims that we have received outside of the GSEs and monolines are from whole-loan investors, and until we have meaningful repurchase experience with counterparties other than whole-loan investors, it is not possible to determine whether a loss related to our private-label securitizations has occurred or is probable. However, certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that experience to record a liability related to existing and future claims from such counterparties.
     On October 18, 2010, Countrywide Home Loans Servicing, LP (which changed its name to BAC Home Loans Servicing, LP), a wholly-owned subsidiary of the Corporation, in its capacity as servicer on 115 private-label RMBS securitizations received a letter from Gibbs & Bruns LLP (the Law Firm) on behalf of certain investors in those securitizations that alleged a servicer event of default and asserted breaches of certain loan servicing obligations, including an alleged failure to provide notice to the trustee and other parties to the pooling and servicing agreements of breaches of representations and warranties with respect to mortgage loans included in the securitization transactions. The Law Firm has stated that it now represents security holders who hold at least 25 percent with respect to approximately 230 securitizations, representing original collateral exposure of approximately $177.1 billion. To permit the parties to discuss the issues raised by the letter, BAC Home Loans Servicing, LP and the Law Firm on behalf of certain investors including those who signed the letter, as well as The Bank of New York Mellon, as trustee, have entered into multiple extensions to toll as of the 59th day of a 60 day period commenced by the letter. We are in discussions with the Law Firm, the investors and the trustee regarding the issues raised and more recently the parties have discussed possible concepts for resolution of any potential representations and warranties, servicing or other claims. However, there can be no assurances that any resolution will be reached.

Other Mortgage-related Matters
Review of Foreclosure Processes
     In October 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding (judicial states) and stopped foreclosure sales in all states in order to complete an assessment of related business processes. We have resumed foreclosure sales in non-judicial states. We remain in the early stages of our resumption of foreclosure sales in judicial states. We have not yet resumed foreclosure proceedings in judicial or non-judicial states for certain types of customers, including those in bankruptcy and those with FHA-insured loans. In judicial states, implementation of our process and control enhancements has resulted in continuing delays in foreclosure sales. The implementation of changes in procedures and controls may result in other delays in completing sales, as well as creating obstacles to the collection of certain fees and expenses, in both judicial and non-judicial foreclosures.
     On April 13, 2011, we entered into a consent order with the Federal Reserve and Bank of America, N.A. entered into a consent order with the OCC to address the regulators' concerns about residential mortgage servicing practices and foreclosure processes. Also on April 13, 2011, the other 13 largest mortgage servicers separately entered into consent orders with their respective federal bank regulators related to residential mortgage servicing practices and foreclosure processes. The orders resulted from an interagency horizontal review conducted by federal bank regulators of major residential mortgage servicers. While federal bank regulators found that loans foreclosed upon had been generally considered for other alternatives (such as loan modifications) and were seriously delinquent, and that servicers could support their standing to foreclose, several areas for process improvement requiring timely and comprehensive remediation across the industry were also identified. We identified most of these areas for process improvement after our own review in late 2010 and have been making significant progress in these areas in the last several months. The federal bank regulator consent orders with the mortgage servicers do not assess civil monetary penalties. However, the consent orders do not preclude the assertion of civil monetary penalties and a federal bank regulator has stated publicly that it believes monetary penalties are appropriate. The consent order with the OCC requires servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes; adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan; and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the consent order requires that servicers retain an independent consultant, approved by the OCC, to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred, between January 1, 2009 and December 31, 2010 and that servicers submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review.
     In addition, law enforcement authorities in all 50 states and the U.S. Department of Justice and other federal agencies continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include other default servicing practices, including mortgage loan modification and loss mitigation practices. We are cooperating with these investigations and are dedicating significant resources to address these issues. We and the other 13 largest mortgage servicers have engaged in ongoing discussions regarding these matters with these law enforcement authorities and federal agencies.
     We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny has the potential to subject us to inquiries or investigations that could significantly adversely affect our reputation. Such investigations by state and federal authorities, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in material fines, penalties, equitable remedies, additional default servicing requirements and process changes, or other enforcement actions, and could result in significant legal costs in responding to governmental investigations and additional litigation. For more information on the consent orders with the federal bank regulators, see Recent Events on page 14.
     In the first quarter of 2011, we incurred $874 million of mortgage-related assessments and waivers costs which included $548 million for compensatory fees that we expect to be assessed by the GSEs as a result of foreclosure delays with the remainder being out-of-pocket costs that we do not expect to recover because of foreclosure delays compared to $230 million in the fourth quarter of 2010. We expect such costs will continue as additional loans are delayed in the foreclosure process and as the GSEs assert more aggressive criteria. We also expect that additional costs related to resources necessary to perform the foreclosure process assessment, to revise affidavit filings and to implement other operational changes will continue into at least the remainder of 2011. This will likely result in continued higher noninterest expense, including higher default servicing costs and legal expenses, in Consumer Real Estate Services. It is also possible that the temporary suspension in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. In addition, required process changes, including those required under the consent orders with federal bank regulators, are likely to result in further increases in our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. An increase in the time to complete foreclosure sales also may increase the number of highly delinquent loans in our mortgage servicing portfolio, result in increasing levels of consumer nonperforming loans, and could have a dampening effect on net interest margin as nonperforming assets increase. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our continued process enhancements, including those required under the federal bank regulator consent orders and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.
Certain Servicing-related Items
     We service a large portion of the loans we or our subsidiaries have securitized and also service loans on behalf of third-party securitization vehicles and other investors. Many non-agency residential MBS and whole-loan servicing agreements require the servicer to indemnify the trustee or other investor for or against failures by the servicer to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer’s duties. Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically has the right to demand that the servicer repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans even if the servicer was not the seller. The GSEs also reserve the contractual right to demand indemnification or loan repurchase for certain servicing breaches although we believe that repurchase or indemnification demands solely for servicing breaches have been rare. In addition, our agreements with the GSEs and their first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary. For more information on servicing-related items, refer to Certain Servicing-related Issues on pages 34-35 of the Corporation’s 2010 Annual Report on Form 10-K. For information about alleged breaches of certain loan servicing obligations with respect to mortgage loans included in 230 private-label residential MBS securitizations, see Representations and Warranties and Other Mortgage-related Matters on page 44.
Regulatory Matters
     For additional information regarding significant regulatory matters including Regulation E and the CARD Act, refer to Item 1A. Risk Factors, as well as Regulatory Matters beginning on page 56 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Financial Reform Act
     On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act enacts sweeping financial regulatory reform and will alter the way in which we conduct certain businesses, increase our costs and reduce our revenues.
Debit Interchange Fees
     The Financial Reform Act provides the Federal Reserve with authority over interchange fees received or charged by a debit card issuer and requires that fees must be “reasonable and proportional” to the costs of processing such transactions. On December 16, 2010, the Federal Reserve issued a proposed rule that would establish debit card interchange fee standards and prohibit network exclusivity arrangements and routing restrictions. As previously announced on July 16, 2010 and subject to final rulemaking over the next several months, we believe that our debit card revenue will be adversely impacted beginning in the third quarter of 2011. Based on 2010 volumes, our estimate of revenue loss due to the debit card interchange fee standards to be adopted under the Financial Reform Act was approximately $2.0 billion annually. If the Federal Reserve sets the final interchange fee standards at the lowest proposed fee alternative (i.e., $0.07 per transaction), the decrease to our interchange revenue could also result in additional impairment of goodwill in Global Card Services. On March 29, 2011, the Federal Reserve indicated that it had concluded it will be unable to meet the April 21, 2011 deadline for publication of the final debit card interchange and networking routing rules, but that it is committed to meeting the final July 21, 2011 deadline under the Financial Reform Act. In view of the uncertainty with model inputs including the final ruling, changes in the economic outlook and the corresponding impact to revenues and asset quality, and the impacts of mitigation actions, it is not possible to estimate the amount or range of amounts of additional goodwill impairment, if any, associated with changes to interchange fee standards. For more information on goodwill and the impairment charge recorded in Global Card Services in 2010, refer to Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements and Complex Accounting Estimates on page 111.

Limitations on Certain Activities
     We anticipate that the final regulations associated with the Financial Reform Act will include limitations on proprietary trading, as will be defined by various regulators (the Volcker Rule). The Volcker Rule will include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities have not yet been finalized. The final regulations are required to be in place by October 21, 2011, and the Volcker Rule becomes effective twelve months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into conformance. In anticipation of the adoption of the final regulations, we have begun winding down our proprietary trading operations, with completion expected later this year. The ultimate impact of the Volcker Rule’s prohibition on proprietary trading continues to remain uncertain, including any additional significant operational and compliance costs we may incur. We continue to work with regulators to develop appropriate procedures and metrics that may be used to distinguish proprietary trading from permissible activities. For additional information about our proprietary trading business, see GBAM on page 36.
Derivatives
     The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital margin, reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter (OTC) derivatives. Generally, regulators have until July 16, 2011 to promulgate the rulemakings necessary to implement these regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses, thereby negatively impacting our revenues and results of operations.
FDIC Deposit Insurance Assessments
     On February 7, 2011, the Federal Deposit Insurance Corporation (FDIC) issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act, which became effective on April 1, 2011. The new regulation will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect our 2011 deposit insurance assessments to increase by approximately $300 million. Any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.
Credit Risk Retention
     On March 29, 2011, numerous federal regulators jointly issued a proposed rule regarding credit risk retention that would, among other things, require sponsors of ABS and MBS to retain at least five percent of the credit risk of the assets underlying the securities and would not permit sponsors to transfer or hedge that credit risk. The proposed rule would provide sponsors with various options for meeting the five percent risk-retention requirements of the Financial Reform Act, including by vertical (i.e., pro rata) or horizontal (i.e., by credit tranche) retention of ABS or MBS securities sponsored. The proposal also includes descriptions of loans that would not be subject to the risk-retention requirements, including ABS and MBS that are collateralized by residential mortgages that meet the definition of a qualified residential mortgage, certain commercial, auto and other loans that meet specified underwriting criteria and certain loans guaranteed by government agencies or pooled with the GSEs. The federal regulators seek public comment on the proposed rule by June 10, 2011 and we expect a final rule to be issued in the third quarter of 2011.

     The proposed rule as currently written would likely have an adverse impact on our ability to engage in many types of MBS and ABS securitizations conducted by our Consumer Real Estate Services, GBAM and other business segments. However, it remains unclear what requirements will be included in the final rule and what will be the ultimate impact of the final rule on our Consumer Real Estate Services, GBAM and other business segments or our consolidated results of operations. The proposed rule would impose additional operational and compliance costs on us, and could negatively impact our revenue and results of operations. Adoption of the proposed rule could also negatively influence the value, liquidity and transferability of certain ABS or MBS, loans and other assets.
Certain Other Provisions
     The Financial Reform Act also provides for resolution authority to establish a process to unwind large systemically important financial companies; creates a new regulatory body to set requirements regarding the terms and conditions of consumer financial products and expands the role of state regulators in enforcing consumer protection requirements over banks; includes new minimum leverage and risk-based capital requirements for large financial institutions; and disqualifies trust preferred securities and other hybrid capital securities from Tier 1 capital. Many of the provisions under the Financial Reform Act have begun to be phased-in or will be phased-in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.
     The Financial Reform Act will continue to have a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions, as well as a reduction in available capital. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. For information on the impact of the Financial Reform Act on our credit ratings, see Liquidity Risk on page 60.
     The Financial Reform Act and other proposed regulatory initiatives may also have an adverse impact on capital. During 2010, the Basel Committee on Banking Supervision finalized rules on certain capital and liquidity measurements. For additional information on these rules, see Regulatory Capital – Regulatory Capital Changes on page 56.
U.K. Bank Levy
     As previously discussed, the U.K. Government announced its intention to introduce an annual levy on banks operating in the U.K. The legislation for the bank levy is expected to be enacted in the third quarter of 2011. The rate has been set at 7.5 bps for short-term liabilities and 3.75 bps for long-term liabilities for 2011 and will increase to 7.8 bps for short-term liabilities and 3.9 bps for long-term liabilities beginning in 2012. We currently estimate that the cost of the U.K. bank levy will be approximately $120 million annually beginning in 2011, which we expect will be fully accrued in the second half of 2011.
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
     We take a comprehensive approach to risk management. Risk management planning is fully integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole as well as managing risk across the enterprise and within individual business units, products, services and transactions, and across all geographic locations. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities, by executive management and the Board. For a more detailed discussion of our risk management activities, see pages 59 through 107 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.

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
     For more information on our Strategic Risk Management activities, refer to pages 62 through 63 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Capital Management
     Bank of America manages its capital position to maintain a strong and flexible financial position in order to perform through economic cycles, take advantage of organic growth opportunities, maintain ready access to financial markets, remain a source of financial strength for its subsidiaries, and return capital to its shareholders as appropriate.
     To determine the appropriate level of capital, we assess the results of our Internal Capital Adequacy Assessment Process (ICAAP), the current economic and market environment, and feedback from investors, ratings agencies and regulators. For additional information regarding the ICAAP, see page 63 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
     Capital management is integrated into the risk and governance processes, as capital is a key consideration in development of the strategic plan, risk appetite and risk limits. Economic capital is allocated to each business unit and used to perform risk-adjusted return analysis at the business unit, client relationship and transaction level.
Regulatory Capital
     As a financial services holding company, we are subject to the risk-based capital guidelines (Basel I) issued by the banking agencies. At March 31, 2011, we operated banking activities primarily under two charters: Bank of America, N.A. and FIA Card Services, N.A. Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.
     Certain corporate-sponsored trust companies which issue trust preferred capital debt securities (Trust Securities) are not consolidated. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits. As a result, the Corporation includes Trust Securities in Tier 1 capital. The Financial Reform Act includes a provision under which the Corporation’s previously issued and outstanding Trust Securities in the aggregate amount of $19.9 billion (approximately 139 bps of Tier 1 capital) at March 31, 2011 will no longer qualify as Tier 1 capital effective January 1, 2013. This amount excludes $1.6 billion of hybrid Trust Securities that are expected to be converted to preferred stock prior to the date of implementation. The exclusion of Trust Securities from Tier 1 capital will be phased in incrementally over a three-year phase-in period. The treatment of Trust Securities during the phase-in period remains unclear and is subject to future rulemaking.
     For additional information on these and other regulatory requirements, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

Capital Composition and Ratios
     On January 21, 2010, the joint agencies issued a final rule regarding the impact of the new consolidation guidance on risk-based capital. The incremental impact of the new consolidation guidance on January 1, 2010 was an increase in assets of $100.4 billion and risk-weighted assets of $21.3 billion and a reduction in Tier 1 common capital and Tier 1 capital of $9.7 billion. The overall effect of the new consolidation guidance and the final rule was a decrease in Tier 1 capital and Tier 1 common capital ratios of 76 bps and 73 bps on January 1, 2010.
     Tier 1 common capital decreased $1.3 billion at March 31, 2011 compared to December 31, 2010. The decrease was driven by an increase of $3.8 billion in disallowed deferred tax assets, for regulatory capital purposes, offset by $2.0 billion in earnings generated during the three months ended March 31, 2011. This increase in the deferred tax asset disallowance, which is nonrecurring, was due to the expiration of the longer look-forward period granted by the regulators at the time of the Merrill Lynch acquisition. Tier 1 capital and Total capital decreased by $1.3 billion and $500 million during the three months ended March 31, 2011.
     Risk-weighted assets declined by $22.5 billion at March 31, 2011. The risk-weighted asset reduction is consistent with our continued efforts to reduce non-core assets and legacy loan portfolios. As a result of our reduced level of risk-weighted assets, the Tier 1 common capital ratio increased four bps to 8.64 percent, the Tier 1 capital ratio increased eight bps to 11.32 percent and Total capital increased 21 bps to 15.98 percent. The Tier 1 leverage ratio increased four bps to 7.25 percent, reflecting a $32.6 billion reduction in adjusted quarterly average total assets, offset by the decrease in Tier 1 capital mentioned above.
     Table 12 presents the Corporation’s capital ratios and related information at March 31, 2011 and December 31, 2010.

Table 12
Regulatory Capital
	March 31, 2011			December 31, 2010
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required(1)	Ratio	Amount	Required (1)

Tier 1 common equity ratio	8.64%	$123,882	n/a	8.60%	$125,139	n/a
Tier 1 capital ratio	11.32	162,295	$57,335	11.24	163,626	$58,238
Total capital ratio	15.98	229,094	114,670	15.77	229,594	116,476
Tier 1 leverage ratio	7.25	162,295	89,537	7.21	163,626	90,811

					March 31	December 31
					2011	2010

Risk-weighted assets (in billions)					$1,433	$1,456
Adjusted quarterly average total assets (in billions) (2)					2,238	2,270

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(2)	Reflects adjusted average total assets for the three months ended March 31, 2011 and December 31, 2010.
n/a = not applicable

     Table 13 presents the capital composition at March 31, 2011 and December 31, 2010.

Table 13
Capital Composition
	March 31	December 31
(Dollars in millions)	2011	2010

Total common shareholders’ equity	$214,314	$211,686
Goodwill	(73,869)	(73,861)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(6,610)	(6,846)
Net unrealized (gains) or losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	(4,564)	(4,137)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,872	3,947
Exclusion of fair value adjustment related to structured notes (1)	3,354	2,984
Disallowed deferred tax asset	(12,496)	(8,663)
Other	(119)	29

Total Tier 1 common capital	123,882	125,139

Preferred stock	16,562	16,562
Trust preferred securities	21,479	21,451
Noncontrolling interest	372	474

Total Tier 1 capital	162,295	163,626

Long-term debt qualifying as Tier 2 capital	41,824	41,270
Allowance for loan and lease losses	39,843	41,885
Reserve for unfunded lending commitments	961	1,188
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(22,795)	(24,690)
45 percent of the pre-tax net unrealized gains on AFS marketable equity securities	5,360	4,777
Other	1,606	1,538

Total capital	$229,094	$229,594

(1)	Represents loss on structured notes, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory purposes.
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
     On December 16, 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (Basel III), proposing a January 2013 implementation date for Basel III. If implemented by U.S. regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of trust preferred securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of accumulated OCI in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. The phase-in period for the capital deductions is proposed to occur in 20 percent increments from 2014 through 2018 with full implementation by December 31, 2018. The increase in capital requirements for counterparty credit is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. regulators are expected to begin final rulemaking processes for Basel III in early 2011 and have indicated a goal to adopt final rules by year-end 2011 or early 2012. For additional information on our MSRs, refer to Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements. We have made the implementation and migration of the new capital rules a strategic priority. We will continue to actively reduce legacy asset portfolios and implement capital-related initiatives. As the new rules come into effect, we anticipate that we will be in excess of the minimum required ratios without needing to raise new equity capital. For additional information on deferred tax assets, refer to Note 21 – Income Taxes to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
     We also note there remains significant uncertainty of the final impacts of the Basel Rules as the U.S. has only issued final rules for Basel II at this time. Impacts may change as the U.S. finalizes rules under Basel III and the regulatory agencies interpret the final rules during the implementation process. For additional information regarding Basel II, Basel III, Market Risk Rules and other proposed regulatory capital changes, see Regulatory Capital beginning on page 64 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
     Table 14 presents regulatory capital information for Bank of America, N.A. and FIA Card Services, N.A. at March 31, 2011 and December 31, 2010. The goodwill impairment charges recognized in 2010 did not impact the regulatory capital ratios.

Table 14
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	March 31, 2011			December 31, 2010
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required(1)	Ratio	Amount	Required (1)

Tier 1
Bank of America, N.A.	11.01%	$117,521	$42,688	10.78%	$114,345	$42,416
FIA Card Services, N.A.	17.59	27,297	6,208	15.30	25,589	6,691
Total
Bank of America, N.A.	14.48	154,518	85,375	14.26	151,255	84,831
FIA Card Services, N.A.	19.19	29,784	12,415	16.94	28,343	13,383
Tier 1 leverage
Bank of America, N.A.	8.19	117,521	57,396	7.83	114,345	58,391
FIA Card Services, N.A.	14.21	27,297	7,682	13.21	25,589	7,748

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
     The Bank of America, N.A. Tier 1 and Total capital ratios increased 23 bps to 11.01 percent and 22 bps to 14.48 percent at March 31, 2011 compared to December 31, 2010. The increase in the ratios was driven by $2.5 billion in earnings generated during the three months ended March 31, 2011 and a $4.4 billion capital contribution from Bank of America Corporation, as the parent company, partially offset by a $3.8 billion dividend payment to Bank of America Corporation. The Tier 1 leverage ratio increased 36 bps to 8.19 percent benefiting from the improvement in Tier 1 capital combined with a $24.9 billion decrease in adjusted quarterly average total assets resulting from our continued efforts to reduce non-core assets and legacy loan portfolios.
     The FIA Card Services, N.A. Tier 1 capital ratio increased 229 bps to 17.59 percent and Total capital ratio increased 225 bps to 19.19 percent at March 31, 2011 compared to December 31, 2010. The increase in the Tier 1 capital ratio was due to a decrease in risk-weighted assets of $12.1 billion. The increase in the Total capital ratio was due to an increase in total core capital and the previously mentioned reduction in risk-weighted assets. The Tier 1 leverage ratio increased 100 bps to 14.21 percent at March 31, 2011 compared to December 31, 2010 due to a $1.7 billion decrease in adjusted quarterly average total assets.
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
     MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At March 31, 2011, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.1 billion and exceeded the minimum requirement of $833 million by $9.3 billion. MLPCC’s net capital of $2.2 billion exceeded the minimum requirement by $2.0 billion.
     In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1 billion and notify the SEC in the event its tentative net capital is less than $5 billion. At March 31, 2011, MLPF&S had tentative net capital in excess of the minimum and notification requirements.
Economic Capital
     Our economic capital measurement process provides a risk-based measurement of the capital required for unexpected credit, market and operational losses over a one-year time horizon at a 99.97 percent confidence level, consistent with a “AA” credit rating. Economic capital is allocated to each business unit based upon its risk positions and contribution to enterprise risk, and is used for capital adequacy, performance measurement and risk management purposes. The strategic planning process utilizes economic capital with the goal of allocating risk appropriately and measuring returns consistently across all businesses and activities. For additional information regarding economic capital, credit risk capital, market risk capital and operational risk capital, see page 66 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Common Stock Dividends
     Table 15 is a summary of our declared quarterly cash dividends on common stock for 2011 as of May 5, 2011.

Table 15
Common Stock Cash Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share

January 26, 2011	March 4, 2011	March 25, 2011	$0.01

Preferred Stock Dividends
     Table 16 is a summary of our most recent cash dividend declarations on preferred stock as of May 5, 2011. For additional information on preferred stock, see Note 15 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

Table 16
Preferred Stock Cash Dividend Summary
	Outstanding
	Notional
	Amount				Per Annum	Dividend Per
Preferred Stock	(in millions)	Declaration Date	Record Date	Payment Date	Dividend Rate	Share

Series B (1)	$1	January 26, 2011	April 11, 2011	April 25, 2011	7.00%	$1.75

Series D (2)	$661	April 4, 2011	May 31, 2011	June 14, 2011	6.204%	$0.38775

		January 4, 2011	February 28, 2011	March 14, 2011	6.204	0.38775

Series E (2)	$487	April 4, 2011	April 29, 2011	May 16, 2011	Floating	$0.24722

		January 4, 2011	January 31, 2011	February 15, 2011	Floating	0.25556

Series H (2)	$2,862	April 4, 2011	April 15, 2011	May 2, 2011	8.20%	$0.51250

		January 4, 2011	January 15, 2011	February 1, 2011	8.20	0.51250

Series I (2)	$365	April 4, 2011	June 15, 2011	July 1, 2011	6.625%	$0.41406

		January 4, 2011	March 15, 2011	April 1, 2011	6.625	0.41406

Series J (2)	$978	April 4, 2011	April 15, 2011	May 2, 2011	7.25%	$0.45312

		January 4, 2011	January 15, 2011	February 1, 2011	7.25	0.45312

Series K (3, 4)	$1,668	January 4, 2011	January 15, 2011	January 31, 2011	Fixed-to-floating	$40.00

Series L	$3,349	March 17, 2011	April 1, 2011	May 2, 2011	7.25%	$18.125

Series M (3, 4)	$1,434	April 4, 2011	April 30, 2011	May 16, 2011	Fixed-to-floating	$40.625

Series 1 (5)	$146	April 4, 2011	May 15, 2011	May 31, 2011	Floating	$0.18542

		January 4, 2011	February 15, 2011	February 28, 2011	Floating	0.19167

Series 2 (5)	$526	April 4, 2011	May 15, 2011	May 31, 2011	Floating	$0.18542

		January 4, 2011	February 15, 2011	February 28, 2011	Floating	0.19167

Series 3 (5)	$670	April 4, 2011	May 15, 2011	May 31, 2011	6.375%	$0.39843

		January 4, 2011	February 15, 2011	February 28, 2011	6.375	0.39843

Series 4 (5)	$389	April 4, 2011	May 15, 2011	May 31, 2011	Floating	$0.24722

		January 4, 2011	February 15, 2011	February 28, 2011	Floating	0.25556

Series 5 (5)	$606	April 4, 2011	May 1, 2011	May 23, 2011	Floating	$0.24722

		January 4, 2011	February 1, 2011	February 22, 2011	Floating	0.25556

Series 6 (6)	$65	April 4, 2011	June 15, 2011	June 30, 2011	6.70%	$0.41875

		January 4, 2011	March 15, 2011	March 30, 2011	6.70	0.41875

Series 7 (6)	$17	April 4, 2011	June 15, 2011	June 30, 2011	6.25%	$0.39062

		January 4, 2011	March 15, 2011	March 30, 2011	6.25	0.39062

Series 8 (5)	$2,673	April 4, 2011	May 15, 2011	May 31, 2011	8.625%	$0.53906

		January 4, 2011	February 15, 2011	February 28, 2011	8.625	0.53906

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

Enterprise-wide Stress Testing
     As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts from our risk profile to earnings, capital and liquidity, and serve as a key component of our capital management practices. Scenarios are selected by a group comprised of senior line of business, risk and finance executives. Impacts to each line of business from each scenario are then determined and analyzed, primarily leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Risk Oversight Committee, Asset Liability Market Risk Committee (ALMRC) and the Board’s Enterprise Risk Committee, and serves to inform and be incorporated, along with other core business processes, into decision-making by management and the Board. We have made substantial investments to establish stress testing capabilities as a core business process.
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
     Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For additional information regarding global funding and liquidity risk management, see Funding and Liquidity Risk Management beginning on page 67 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Global Excess Liquidity Sources and Other Unencumbered Assets
     We maintain excess liquidity available to the parent company and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets serve as our primary means of liquidity risk mitigation and we call these assets our “Global Excess Liquidity Sources.” Our cash is primarily on deposit with central banks, such as the Federal Reserve. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
     Our Global Excess Liquidity Sources increased $50 billion to $386 billion at March 31, 2011 compared to $336 billion at December 31, 2010 and were maintained as presented in Table 17. This increase was due primarily to liquidity generated by our bank subsidiaries through deposit growth, reductions in LHFS and other factors.

Table 17
Global Excess Liquidity Sources
	March 31	December 31
(Dollars in billions)	2011	2010

Parent company	$116	$121
Bank subsidiaries	231	180
Broker/dealers	39	35

Total global excess liquidity sources	$386	$336

     As noted in Table 17, the excess liquidity available to the parent company is held in cash and high-quality, liquid, unencumbered securities and totaled $116 billion and $121 billion at March 31, 2011 and December 31, 2010. Typically, parent company cash is deposited overnight with Bank of America, N.A.
     Our bank subsidiaries’ excess liquidity sources at March 31, 2011 and December 31, 2010 were $231 billion and $180 billion. These amounts are distinct from the cash deposited by the parent company, as described in Table 17. In addition to their excess liquidity sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe could also be used to generate liquidity, such as investment-grade ABS, MBS and municipal bonds. Another way our bank subsidiaries can generate incremental liquidity is by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically identified eligible assets was approximately $187 billion and $170 billion at March 31, 2011 and December 31, 2010. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and cannot be transferred to the parent company or nonbank subsidiaries.
     Our broker/dealer subsidiaries’ excess liquidity sources at March 31, 2011 and December 31, 2010 consisted of $39 billion and $35 billion in cash and high-quality, liquid, unencumbered securities. Our broker/dealers also held significant amounts of other unencumbered securities we believe could also be used to generate additional liquidity, including investment-grade corporate securities and equities. Liquidity held in a broker/dealer subsidiary is only available to meet the obligations of that entity and cannot be transferred to the parent company or to any other subsidiary, often due to regulatory restrictions and minimum requirements.
Time to Required Funding and Stress Modeling
     We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc., including certain unsecured debt instruments, primarily structured notes, which we may be required to settle for cash prior to maturity. The ALMRC has established a target for Time to Required Funding of 21 months. Our Time to Required Funding at March 31, 2011 was 25 months.
     We utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. These risk sensitive models have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the Time to Required Funding analysis. For additional information on Time to Required Funding and liquidity stress modeling, see page 68 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Basel III Liquidity Standards
     In December 2010, the Basel Committee on Bank Supervision issued “International framework for liquidity risk measurement, standards and monitoring,” which includes two measures of liquidity risk. These two minimum liquidity measures were initially introduced in guidance in December 2009 and are considered part of Basel III.
     The first liquidity measure is the Liquidity Coverage Ratio (LCR) which identifies the amount of unencumbered, high-quality, liquid assets a financial institution holds that can be used to offset the net cash outflows the institution would encounter under an acute 30-day stress scenario. The second liquidity measure is the Net Stable Funding Ratio (NSFR) which measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee expects the LCR to be implemented in January 2015 and the NSFR in January 2018, following observation periods beginning in 2012. We continue to monitor the development and the potential impact of these evolving proposals and expect to be able to meet the final requirements.

Diversified Funding Sources
     We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor bases.
     We fund a substantial portion of our lending activities through our deposit base, which was $1,020 billion and $1,010 billion at March 31, 2011 and December 31, 2010. Deposits are primarily generated by our Deposits, Global Commercial Banking, GWIM and GBAM segments. These deposits are diversified by clients, product type and geography. Certain of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources.
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
     Table 18 presents information on short-term borrowings.
Table 18
Short-term Borrowings

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amount	Rate	Amount	Rate
Period-end balance
Federal funds purchased	$1,588	0.09%	$1,458	0.14%
Securities loaned or sold under agreements to repurchase	258,933	1.10	243,901	1.15
Commercial paper	13,594	0.97	15,093	0.65
Other short-term borrowings	44,730	2.59	44,869	2.02

Total	$318,845	1.25	$305,321	1.27

	Three Months Ended March 31
	Amount		Rate
	2011	2010	2011	2010

Average during period
Federal funds purchased	$2,940	$4,418	0.11%	0.09%
Securities loaned or sold under agreements to repurchase	303,475	411,661	1.17	0.56
Commercial paper	18,467	34,102	0.73	0.44
Other short-term borrowings	46,691	58,151	2.39	1.49

Total	$371,573	$508,332	1.29	0.65

Maximum month-end balance during period
Federal funds purchased	$4,133	$8,320
Securities loaned or sold under agreements to repurchase	293,519	458,532
Commercial paper	21,212	36,236
Other short-term borrowings	46,267	63,081

     For average and period-end balance discussions, see Balance Sheet Overview beginning on page 11. For more information, see Note 12 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

     We issue the majority of our long-term unsecured debt at the parent company and Bank of America, N.A. During the three months ended March 31, 2011, the parent company issued $6.2 billion of long-term unsecured debt. Bank of America, N.A. had no long-term senior unsecured debt issuances during the three months ended March 31, 2011.
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
     At March 31, 2011 and December 31, 2010, our long-term debt was in the currencies presented in Table 19.

Table 19
Long-term Debt By Major Currency
	March 31	December 31
(Dollars in millions)	2011	2010

U.S. Dollar	$298,588	$302,487
Euros	83,769	87,482
Japanese Yen	19,000	19,901
British Pound	11,680	16,505
Australian Dollar	7,117	6,924
Canadian Dollar	5,382	6,628
Swiss Franc	4,044	3,069
Other	4,856	5,435

Total long-term debt	$434,436	$448,431

     We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, refer to Interest Rate Risk Management for Nontrading Activities beginning on page 106.
     We also diversify our funding sources by issuing various types of debt instruments including structured notes, which are debt obligations that pay investors with returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these notes with derivative positions and/or in the underlying instruments so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured notes of $63.1 billion and $61.1 billion at March 31, 2011 and December 31, 2010.
     Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.
     Prior to 2010, we participated in the FDIC’s Temporary Liquidity Guarantee Program (TLGP) which allowed us to issue senior unsecured debt that the FDIC guaranteed, in return for a fee based on the amount and maturity of the debt. At March 31, 2011, we had $27.5 billion outstanding under the program. We no longer issue debt under this program and all of our debt issued under TLGP will mature by June 30, 2012. Under this program, our debt received the highest long-term ratings from the major credit ratings agencies which resulted in a lower total cost of issuance than if we had issued non-FDIC guaranteed long-term debt.

     Table 20 represents the book value for aggregate annual maturities of long-term debt at March 31, 2011.

Table 20
Long-term Debt By Maturity
(Dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Bank of America Corporation	$11,645	$42,825	$9,247	$18,542	$13,632	$91,678	$187,569
Merrill Lynch & Co., Inc. and subsidiaries	20,916	20,418	18,528	18,405	4,845	41,323	124,435
Bank of America, N.A. and other subsidiaries	883	4,855	-	39	703	8,831	15,311
Other debt	18,597	13,772	5,158	1,736	434	2,227	41,924

Total long-term debt excluding consolidated VIEs	52,041	81,870	32,933	38,722	19,614	144,059	369,239
Long-term debt of consolidated VIEs	13,605	11,578	16,970	9,175	1,228	12,641	65,197

Total long-term debt	$65,646	$93,448	$49,903	$47,897	$20,842	$156,700	$434,436

     For additional information on long-term debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. For additional information regarding funding and liquidity risk management, refer to pages 67 through 70 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
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
Credit Ratings
     Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings.
     Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control. In light of the recent difficulties in the financial services industry and financial markets, there can be no assurance that we will maintain our current ratings.
     During 2010, the three major ratings agencies made negative adjustments to the outlooks for our long-term credit ratings. For a description of these rating adjustments, refer to Credit Ratings on page 70 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K. Currently, Bank of America Corporation’s long-term senior debt and outlook expressed by the ratings agencies are as follows: A2 (negative) by Moody’s Investors Services, Inc. (Moody’s); A (negative) by Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (S&P); and A+ (rating watch negative) by Fitch, Inc. (Fitch). Bank of America, N.A.’s long-term debt and outlook currently are as follows: Aa3 (negative), A+ (negative) and A+ (rating watch negative) by those same three credit ratings agencies, respectively. These ratings agencies have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. All three ratings agencies, however, have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. Other factors that influence our credit ratings include changes to the ratings agencies’ methodologies for our industry or certain security types, the ratings agencies’ assessment of the general operating environment for financial services companies, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.

     A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. Under the terms of certain OTC derivatives contracts and other trading agreements, in the event of a credit ratings downgrade, the counterparties to those agreements may require us to provide additional collateral or to terminate these contracts or agreements. Such collateral calls or terminations could cause us to sustain losses, impair our liquidity, or both, by requiring us to provide the counterparties with additional collateral in the form of cash or highly liquid securities. If Bank of America Corporation’s or Bank of America, N.A.’s commercial paper or short-term credit ratings (which currently have the following ratings: P-1 by Moody’s, A-1 by S&P and F1+ by Fitch) were downgraded by one or more levels, the potential loss of short-term funding sources such as commercial paper or repo financing, and the effect on our incremental cost of funds would be material. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 4 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation’s 2010 Annual Report on Form 10-K.
     The credit ratings of Merrill Lynch & Co., Inc. from the three major credit ratings agencies are the same as those of Bank of America Corporation. The major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America Corporation’s credit ratings.
Credit Risk Management
     During the first quarter of 2011, credit quality continued to show improvement. Continued economic stability and our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across almost all portfolios along with risk rating improvements in the commercial portfolios. However, global and national economic uncertainty, home price declines, regulatory initiatives and reform continued to weigh on the credit portfolios through March 31, 2011. For more information, see Economic and Business Environment beginning on page 5.
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
     Since January 2008, and through the first quarter of 2011, Bank of America and Countrywide have completed 840,000 loan modifications with customers. During the three months ended March 31, 2011, we completed over 64,000 customer loan modifications with a total unpaid principal balance of approximately $14.0 billion, including 26,000 permanent modifications under the government’s Making Home Affordable Program. Of the loan modifications completed in the first quarter of 2011, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and capitalization of past due amounts which represent 68 percent of the volume of modifications completed during the first quarter of 2011, while principal forbearance represented 12 percent and capitalization of past due amounts represented eight percent. We also provide rate reductions, rate and payment extensions, principal forgiveness and other actions. These modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity beginning on page 79 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
     Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. Recent events in the Middle East/North Africa and Japan add uncertainty to the global economic outlook. Risks and ongoing concerns about the debt crisis in Europe, rising oil and commodity prices and impacts to global supply chains could result in a disruption of financial and commodity markets and trade which could have a detrimental impact on the global economic recovery, including the impact of sovereign and non-sovereign debt in these and other countries. For more information on our direct sovereign and non-sovereign exposures in non-U.S. countries, see Non-U.S. Portfolio beginning on page 94.

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
     For information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

Consumer Credit Portfolio
     Improvement in the U.S. economy and labor markets throughout most of 2010 and into the first quarter of 2011 resulted in lower losses in all consumer portfolios when compared to the first quarter of 2010. However, continued stress in the housing market, including declining home prices, continued to adversely impact the home loans portfolio.
     Table 21 presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were written down to fair value upon acquisition. In addition to being included in the “Outstandings” columns in Table 21, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. Loans that were acquired from Merrill Lynch were recorded at fair value including those that were considered credit-impaired upon acquisition. The Merrill Lynch consumer PCI loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios and is, therefore, excluded from the “Countrywide Purchased Credit-impaired Loan Portfolio” column and discussion below. For additional information, see Note 6 — Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio beginning on page 75 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio shown below.

Table 21
Consumer Loans
			Countrywide Purchased
			Credit-impaired Loan
	Outstandings		Portfolio
	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010

Residential mortgage (1)	$261,934	$257,973	$10,368	$10,592
Home equity	133,629	137,981	12,469	12,590
Discontinued real estate (2)	12,694	13,108	11,295	11,652
U.S. credit card	107,107	113,785	n/a	n/a
Non-U.S. credit card	27,235	27,465	n/a	n/a
Direct/Indirect consumer (3)	89,444	90,308	n/a	n/a
Other consumer (4)	2,754	2,830	n/a	n/a

Total	$634,797	$643,450	$34,132	$34,834

(1)	Outstandings include non-U.S. residential mortgages of $92 million and $90 million at March 31, 2011 and December 31, 2010.

(2)
Outstandings include $11.4 billion and $11.8 billion of pay option loans at March 31, 2011 and December 31, 2010, and $1.3 billion of subprime loans at March 31, 2011 and December 31, 2010. We no longer originate these products.

(3)
Outstandings include dealer financial services loans of $41.0 billion and $42.9 billion, consumer lending loans of $11.5 billion and $12.9 billion, U.S. securities-based lending margin loans of $19.7 billion and $16.6 billion, student loans of $6.6 billion and $6.8 billion, non-U.S. consumer loans of $8.5 billion and $8.0 billion and other consumer loans of $2.1 billion and $3.1 billion at March 31, 2011 and December 31, 2010, respectively.

(4)
Outstandings include consumer finance loans of $1.9 billion at both March 31, 2011 and December 31, 2010. Outstandings also include other non-U.S. consumer loans of $818 million and $803 million and consumer overdrafts of $69 million and $88 million at March 31, 2011 and December 31, 2010.

n/a = not applicable

     Table 22 presents our accruing consumer loans past due 90 days or more and our consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans insured by the FHA are reported as accruing as opposed to nonperforming since the principal repayment is insured by the FHA. FHA-insured loans accruing past due 90 days or more are primarily related to our purchases of delinquent loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loans even though the customer may be contractually past due. Foreclosures were voluntarily halted in October 2010 as we began a review of our foreclosure processes and we have not resumed foreclosures on FHA-insured loans. For information on the status of foreclosures, see Other Mortgage-related Matters – Review of Foreclosure Processes beginning on page 50.

Table 22
Consumer Credit Quality
	Accruing Past Due 90 Days or More		Nonperforming
	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010

Residential mortgage (1, 2)	$19,754	$16,768	$17,466	$17,691
Home equity (1)	-	-	2,559	2,694
Discontinued real estate (1)	-	-	327	331
U.S. credit card	2,879	3,320	n/a	n/a
Non-U.S. credit card	691	599	n/a	n/a
Direct/Indirect consumer	940	1,058	68	90
Other consumer	3	2	36	48

Total	$24,267	$21,747	$20,456	$20,854

(1)	Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except Countrywide PCI loans and FHA-insured loans as referenced in footnote (2).

(2)
Balances accruing past due 90 days or more are loans insured by the FHA. These balances include $11.1 billion and $8.3 billion of loans on which interest has been curtailed by the FHA although principal is still insured and $8.7 billion and $8.5 billion of loans on which the FHA is paying interest.

n/a = not applicable
     Accruing consumer loans and leases past due 90 days or more as a percentage of outstanding consumer loans and leases were 3.82 percent (0.84 percent excluding the Countrywide PCI and FHA-insured loan portfolios) and 3.38 percent (0.90 percent excluding the Countrywide PCI and FHA-insured loan portfolios) at March 31, 2011 and December 31, 2010. Nonperforming consumer loans as a percentage of outstanding consumer loans were 3.22 percent (3.81 percent excluding the Countrywide PCI and FHA-insured loan portfolios) and 3.24 percent (3.76 percent excluding the Countrywide PCI and FHA-insured loan portfolios) at March 31, 2011 and December 31, 2010.
     Table 23 presents net charge-offs and related ratios for our consumer loans and leases for the three months ended March 31, 2011 and 2010.

Table 23
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs		Net Charge-off Ratios (1,2)
	Three Months Ended		Three Months Ended
	March 31		March 31
(Dollars in millions)	2011	2010	2011	2010

Residential mortgage	$905	$1,069	1.40%	1.78%
Home equity	1,179	2,397	3.51	6.37
Discontinued real estate	20	21	0.61	0.60
U.S. credit card	2,274	3,963	8.39	12.82
Non-U.S. credit card	402	631	5.91	8.57
Direct/Indirect consumer	525	1,109	2.36	4.46
Other consumer	40	58	5.93	7.80

Total	$5,345	$9,248	3.38	5.60

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.

(2)
Net charge-off ratios excluding the Countrywide PCI and FHA-insured loan portfolio were 1.92 percent and 2.01 percent for residential mortgage, 3.87 percent and 6.97 percent for home equity, 5.57 percent and 4.47 percent for discontinued real estate and 3.96 percent and 6.09 percent for the total consumer portfolio for the three months ended March 31, 2011 and 2010. These are the only product classifications materially impacted by the Countrywide PCI loan portfolio for the three months ended March 31, 2011 and 2010. For all loan and lease categories, the net charge-offs were unchanged.

     During the first quarter of 2011, we announced a plan to manage the exposures we have to certain residential mortgage, home equity and discontinued real estate products through the creation of Legacy Asset Servicing within Consumer Real Estate Services which will manage both our owned loans as well as loans serviced for others that meet certain criteria. The criteria generally represent home lending standards which we do not consider as part our continuing core business. The Legacy Asset Servicing portfolio includes the following:
•	Discontinued real estate loans (e.g., subprime and pay option)

•	Residential mortgage loans and home equity loans for products we no longer originate (e.g., reduced document loans and interest-only loans not underwritten to fully amortizing payment)

•
Loans that would not have been originated under our underwriting standards at December 31, 2010 (e.g., conventional loans with an original loan-to-value (LTV) greater than 95 percent and government-insured loans for which the borrower has a FICO score less than 620)

•	Countrywide PCI portfolios

•	Certain loans that met a predefined delinquency and probability of default threshold as of January 1, 2011
     The Legacy Asset Servicing portfolio was established as of January 1, 2011. The criteria for inclusion of certain loans in the Legacy Asset Servicing portfolio may continue to be evaluated over time. Information presented relating to periods prior to December 31, 2010 was not restated to conform to the realignment between the core portfolio and Legacy Asset Servicing portfolio. For more information on Legacy Asset Servicing within Consumer Real Estate Services, see page 29.
     As shown in Table 24, the Legacy Asset Servicing portfolio represents substantially all of the home loans portfolio’s nonperforming loans and net charge-offs. As such, the credit quality discussion below is based on the entire portfolio.

Table 24
Home Loans Portfolio
	Outstandings		Nonperforming		Net Charge-offs
					Three Months
	March 31	December 31	March 31	December 31	Ended
(Dollars in millions)	2011	2010	2011	2010	March 31, 2011

Core portfolio
Residential mortgage	$169,171	$166,927	$1,596	$1,510	$23
Home equity	70,017	71,519	149	107	48
Legacy Asset Servicing portfolio
Residential mortgage	92,763	91,046	15,870	16,181	882
Home equity	63,612	66,462	2,410	2,587	1,131
Discontinued real estate	12,694	13,108	327	331	20

Total home loans portfolio
Residential mortgage	261,934	257,973	17,466	17,691	905
Home equity	133,629	137,981	2,559	2,694	1,179
Discontinued real estate	12,694	13,108	327	331	20

Total home loans portfolio	$408,257	$409,062	$20,352	$20,716	$2,104

     We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI and FHA-insured loan portfolios is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that excludes the impact of the Countrywide PCI and FHA-insured loan portfolios in certain credit quality statistics. We separately disclose information on the Countrywide PCI loan portfolio beginning on page 75.
Residential Mortgage
     The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired with Countrywide, makes up the largest percentage of our consumer loan portfolio at 41 percent of consumer loans at March 31, 2011. Approximately 14 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is mostly in All Other and is comprised of both originated loans as well as purchased loans used in our overall ALM activities.

     Outstanding balances in the residential mortgage portfolio increased $4.0 billion at March 31, 2011 compared to December 31, 2010 as FHA-insured origination volume was partially offset by paydowns, charge-offs and transfers to foreclosed properties. In addition, repurchases of FHA-insured delinquent loans pursuant to our servicing agreements with GNMA also increased the residential mortgage portfolio during the three months ended March 31, 2011. At March 31, 2011 and December 31, 2010, the residential mortgage portfolio included $63.7 billion and $53.9 billion of outstanding loans that were insured by the FHA. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of FHA insurance. Table 25 presents certain residential mortgage key credit statistics on both a reported basis and excluding the Countrywide PCI and FHA-insured loan portfolios. We believe the presentation of information adjusted to exclude the impacts of the Countrywide PCI and FHA-insured loan portfolios is more representative of the credit risk in this portfolio. For more information on the Countrywide PCI loan portfolio, see the discussion beginning on page 75.

Table 25
Residential Mortgage – Key Credit Statistics
			Excluding Countrywide
			Purchased Credit-impaired
	Reported Basis		and FHA-Insured Loans
	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010

Outstandings	$261,934	$257,973	$187,895	$193,435
Accruing past due 90 days or more	19,754	16,768	n/a	n/a
Nonperforming loans	17,466	17,691	17,466	17,691
Percent of portfolio
Refreshed LTVs greater than 90 but less than 100	15%	15%	10%	10%
Refreshed LTVs greater than 100	33	32	23	23
Refreshed FICOs below 620	22	20	14	14
2006 and 2007 vintages	30	32	37	38

	Three Months Ended		Three Months Ended
	March 31		March 31
	2011	2010	2011	2010

Net charge-off ratio (1)	1.40%	1.78%	1.92%	2.01%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.
n/a = not applicable
     The following discussion presents the residential mortgage portfolio excluding the Countrywide PCI and FHA-insured loan portfolios.
     We have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles and long-term credit protection agreements with FNMA and FHLMC as described in Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. At March 31, 2011 and December 31, 2010, $16.7 billion and $14.3 billion in loans were protected by long-term credit protection agreements. Substantially all of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses. At March 31, 2011 and December 31, 2010, the synthetic securitization vehicles referenced $49.8 billion and $53.9 billion of residential mortgage loans and provided loss protection up to $1.0 billion and $1.1 billion. At March 31, 2011 and December 31, 2010, the Corporation had a receivable of $494 million and $722 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio for the three months ended March 31, 2011 would have been reduced by 14 bps compared to five bps for the same period in 2010. Synthetic securitizations and the protection provided by FNMA and FHLMC together mitigate risk on 35 percent of our residential mortgage portfolio at both March 31, 2011 and December 31, 2010. These credit protection agreements reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At March 31, 2011 and December 31, 2010, these transactions had the cumulative effect of reducing our risk-weighted assets by $8.8 billion and $8.6 billion, and increased our Tier 1 capital ratio by seven bps and our Tier 1 common capital ratio by five bps.
     Nonperforming residential mortgage loans decreased $225 million compared to December 31, 2010 as nonperforming loans returned to performing status, and charge-offs, paydowns and payoffs outpaced new inflows, which continued to slow in the three months ending March 31, 2011 due to favorable delinquency trends. At March 31, 2011, $12.7 billion, or 73 percent, of the nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Net charge-offs decreased $164 million to $905 million in the first quarter of 2011, or 1.92 percent of total average residential mortgage loans compared to 2.01 percent for the same period in 2010 driven primarily by the absence of the impact related to certain modified loans that were written down to the underlying collateral value in the first quarter of 2010, as well as favorable delinquency trends which were due in part to improvement in the U.S. economy. These improvements were partially offset by increased losses on refreshed valuations of underlying collateral on loans greater than 180 days past due. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns and charge-offs.
     Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed LTV, loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised five percent of the residential mortgage portfolio at both March 31, 2011 and December 31, 2010. Loans with these risk characteristics accounted for 23 percent and 30 percent of the residential mortgage net charge-offs for the three months ended March 31, 2011 and 2010.
     Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 10 percent of the residential mortgage portfolio at both March 31, 2011 and December 31, 2010. Loans with a refreshed LTV greater than 100 percent represented 23 percent of the residential mortgage loan portfolio at both March 31, 2011 and December 31, 2010. Of the loans with a refreshed LTV greater than 100 percent, 90 percent and 88 percent were performing at March 31, 2011 and December 31, 2010. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration over the past several years. Loans to borrowers with refreshed FICO scores below 620 represented 14 percent of the residential mortgage portfolio at both March 31, 2011 and December 31, 2010.
     The 2006 and 2007 vintage loans, which represented 37 percent and 38 percent of our residential mortgage portfolio at March 31, 2011 and December 31, 2010, typically have higher refreshed LTVs than other vintages and accounted for 66 percent and 67 percent of nonperforming residential mortgage loans at March 31, 2011 and December 31, 2010. These vintages of loans accounted for 74 percent and 79 percent of residential mortgage net charge-offs during the three months ended March 31, 2011 and 2010.
     Of the residential mortgage loans, $62.7 billion, or 33 percent, and $62.5 billion, or 32 percent, at March 31, 2011 and December 31, 2010 are interest-only loans of which 87 percent were performing for both periods. Nonperforming balances on interest-only residential mortgage loans were $7.9 billion, or 45 percent, and $8.0 billion, or 45 percent, of total nonperforming residential mortgages at March 31, 2011 and December 31, 2010. Additionally, net charge-offs on the interest-only portion of the portfolio represented 55 percent and 48 percent of the total residential mortgage net charge-offs for the three months ended March 31, 2011 and 2010.

     Table 26 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. California and Florida combined represented 42 percent of outstandings and 48 percent of nonperforming loans at March 31, 2011 and December 31, 2010. These states accounted for 51 percent of the net charge-offs for the three months ended March 31, 2011 compared to 60 percent for the same period in 2010. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 13 percent of outstandings at both March 31, 2011 and December 31, 2010. Loans within these MSAs comprised only six percent of net charge-offs for both the three months ended March 31, 2011 and 2010.

Table 26
Residential Mortgage State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
					Three Months Ended
	March 31	December 31	March 31	December 31	March 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

California	$65,874	$68,341	$6,326	$6,389	$308	$480
Florida	13,223	13,616	2,028	2,054	156	160
New York	12,337	12,545	805	772	19	(2)
Texas	8,894	9,077	494	492	12	9
Virginia	6,783	6,960	444	450	14	24
Other U.S./Non-U.S.	80,784	82,896	7,369	7,534	396	398

Residential mortgage loans (1)	$187,895	$193,435	$17,466	$17,691	$905	$1,069

FHA-insured loans	63,671	53,946
Countrywide purchased credit-impaired residential mortgage portfolio	10,368	10,592

Total residential mortgage loan portfolio	$261,934	$257,973

(1)	Amount excludes the Countrywide PCI residential mortgage and FHA-insured loan portfolios.
     The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At March 31, 2011 and December 31, 2010, our CRA portfolio was $15.1 billion and $15.3 billion, or eight percent of the residential mortgage loan balances for both periods. The CRA portfolio included $2.9 billion and $3.0 billion of nonperforming loans at March 31, 2011 and December 31, 2010 representing 16 percent and 17 percent of total nonperforming residential mortgage loans. Net charge-offs related to this portfolio were $208 million and $280 million for the three months ended March 31, 2011 and 2010, or 23 percent and 26 percent of total net charge-offs for the residential mortgage portfolio.
     For information on representations and warranties related to our residential mortgage portfolio, see Representations and Warranties and Other Mortgage-related Matters on page 44 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Home Equity
     The home equity portfolio makes up 21 percent of the consumer portfolio and is comprised of home equity lines of credit, home equity loans and reverse mortgages. At March 31, 2011, approximately 88 percent of the home equity portfolio was included in Consumer Real Estate Services, while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $4.4 billion at March 31, 2011 compared to December 31, 2010 primarily due to paydowns and charge-offs. Of the loans in the home equity portfolio at March 31, 2011 and December 31, 2010, $25.4 billion, or 19 percent, and $24.8 billion, or 18 percent, were in first-lien positions (21 percent and 20 percent excluding the Countrywide PCI home equity loan portfolio). For more information on the Countrywide PCI home equity loan portfolio, see the discussion beginning on page 75.
     Home equity unused lines of credit totaled $76.1 billion at March 31, 2011 compared to $80.1 billion at December 31, 2010. This decrease was due primarily to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The home equity line of credit utilization rate was 59 percent at both March 31, 2011 and December 31, 2010.

     Table 27 presents certain home equity key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impacts of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.
Table 27
Home Equity – Key Credit Statistics

			Excluding Countrywide Purchased
	Reported Basis		Credit-impaired Loans
	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010

Outstandings	$133,629	$137,981	$121,160	$125,391
Nonperforming loans	2,559	2,694	2,559	2,694
Percent of portfolio
Refreshed CLTVs greater than 90 but less than 100	11%	11%	11%	11%
Refreshed CLTVs greater than 100	37	34	33	30
Refreshed FICOs below 620	14	14	13	12
2006 and 2007 vintages	50	50	47	47

	Three Months Ended		Three Months Ended
	March 31		March 31
	2011	2010	2011	2010
Net charge-off ratio (1)	3.51%	6.37%	3.87%	6.97%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.
     The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.
     Nonperforming home equity loans decreased $135 million to $2.6 billion compared to December 31, 2010 driven primarily by charge-offs and nonperforming loans returning to performing status which together outpaced delinquency inflows which continued to slow during the three months ending March 31, 2011 due to favorable delinquency trends. At March 31, 2011, $934 million, or 36 percent, of the nonperforming home equity loans were 180 days or more past due and had been written down to their fair values. Net charge-offs decreased $1.2 billion to $1.2 billion, or 3.87 percent, of total average home equity loans for the three months ended March 31, 2011 compared to $2.4 billion, or 6.97 percent, for the same period in the prior year. The decrease was primarily driven by the absence of $643 million of net charge-offs related to certain modified loans that were written down to the underlying collateral value in the first quarter of 2010 and favorable portfolio trends in the first quarter of 2011 due in part to improvement in the U.S. economy. Net charge-off ratios were further impacted by lower loan balances primarily as a result of charge-offs and paydowns.
     Loans with a high refreshed combined loan-to-value (CLTV), loans originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices have greater risk of loss than others in the portfolio. Home price declines coupled with the fact that most home equity loans are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures below address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Home equity loans with all of these higher risk characteristics comprised 10 percent of the total home equity portfolio at both March 31, 2011 and December 31, 2010, but accounted for 27 percent of the home equity net charge-offs during the three months ended March 31, 2011 compared to 30 percent during the three months ended March 31, 2010.
     Home equity loans with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 11 percent of the home equity portfolio at both March 31, 2011 and December 31, 2010. Loans with refreshed CLTVs greater than 100 percent comprised 33 percent and 30 percent of the home equity portfolio at March 31, 2011 and December 31, 2010. Of those loans with a refreshed CLTV greater than 100 percent, 97 percent were performing at both March 31, 2011 and December 31, 2010. Home equity loans and lines of credit with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration over the past several years has contributed to an increase in CLTV ratios. In addition, loans to borrowers with a refreshed FICO score below 620 represented 13 percent and 12 percent of the home equity loans at March 31, 2011 and December 31, 2010. Of the total home equity portfolio, 76 percent and 75 percent at March 31, 2011 and December 31, 2010 were interest-only loans.

     The 2006 and 2007 vintage loans, which represent 47 percent of our home equity portfolio at both March 31, 2011 and December 31, 2010, have higher refreshed CLTVs and accounted for 56 percent of nonperforming home equity loans at March 31, 2011 compared to 57 percent at December 31, 2010. These vintages of loans accounted for 67 percent and 65 percent of net charge-offs for the three months ended March 31, 2011 and 2010.
     Table 28 below presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the home equity loan portfolio. California and Florida combined represented 41 percent and 40 percent of the total home equity portfolio and 44 percent of nonperforming home equity loans at March 31, 2011 and December 31, 2010. These states accounted for 52 percent of the home equity net charge-offs for the three months ended March 31, 2011 compared to 58 percent of the home equity net charge-offs for the same period in the prior year. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of outstanding home equity loans at both March 31, 2011 and December 31, 2010. This MSA comprised only seven percent and six percent of net charge-offs for the three months ended March 31, 2011 and 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of outstanding home equity loans at both March 31, 2011 and December 31, 2010. Loans within this MSA comprised 10 percent and 12 percent of net charge-offs for the three months ended March 31, 2011 and 2010.
     For information on representations and warranties related to our home equity portfolio, see Representations and Warranties and Other Mortgage-related Matters on page 44 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Table 28
Home Equity State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
					Three Months Ended
	March 31	December 31	March 31	December 31	March 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

California	$34,597	$35,426	$679	$708	$368	$871
Florida	14,618	15,028	442	482	239	514
New Jersey	7,904	8,153	166	169	42	70
New York	7,848	8,061	237	246	53	85
Massachusetts	5,225	5,657	72	71	20	36
Other U.S./Non-U.S.	50,968	53,066	963	1,018	457	821

Home equity loans (1)	$121,160	$125,391	$2,559	$2,694	$1,179	$2,397

Countrywide purchased credit-impaired home equity loan portfolio	12,469	12,590

Total home equity loan portfolio	$133,629	$137,981

(1)	Amount excludes the Countrywide PCI home equity loan portfolio.
Discontinued Real Estate
     The discontinued real estate portfolio, totaling $12.7 billion at March 31, 2011, consists of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At March 31, 2011, the Countrywide PCI loan portfolio comprised $11.3 billion, or 89 percent, of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio below for more information on the discontinued real estate portfolio.
     At March 31, 2011, the purchased discontinued real estate portfolio that was not credit-impaired was $1.4 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 28 percent of the portfolio and those with refreshed FICO scores below 620 represented 46 percent of the portfolio. California represented 37 percent of the portfolio and 33 percent of the nonperforming loans while Florida represented 10 percent of the portfolio and 15 percent of the nonperforming loans at March 31, 2011. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at March 31, 2011.
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
     At March 31, 2011, the unpaid principal balance of pay option loans was $14.0 billion, with a carrying amount of $11.4 billion, including $10.6 billion of loans that were credit-impaired upon acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $11.8 billion including $823 million of negative amortization. The percentage of borrowers electing to make only the minimum payment on option ARMs was 69 percent at March 31, 2011. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). Based on our expectations, eight percent and three percent of the pay option loan portfolio are expected to reset in the remainder of 2011 and 2012. Approximately five percent are expected to reset thereafter and approximately 84 percent are expected to default or repay prior to being reset.
Countrywide Purchased Credit-impaired Loan Portfolio
     Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under the accounting guidance for PCI loans, which addresses accounting for differences between contractual and expected cash flows to be collected from the purchaser’s initial investment in loans if those differences are attributable, at least in part, to credit quality. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due status, refreshed FICO scores and refreshed LTVs. PCI loans are recorded at fair value upon acquisition and the applicable accounting guidance prohibits carrying over or recording a valuation allowance in the initial accounting. The Merrill Lynch PCI consumer loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios. As such, the Merrill Lynch consumer PCI loans are excluded from the following discussion and credit statistics.
     Acquired loans from Countrywide that were considered credit-impaired were written down to fair value at the acquisition date. Table 29 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio at March 31, 2011 and December 31, 2010.
Table 29
Countrywide Purchased Credit-impaired Loan Portfolio

	March 31, 2011
				Carrying
	Unpaid		Related	Value Net of	% of Unpaid
	Principal	Carrying	Valuation	Valuation	Principal
(Dollars in millions)	Balance	Value	Allowance (1)	Allowance	Balance

Residential mortgage	$11,210	$10,368	$1,093	$9,275	82.74%
Home equity	14,571	12,469	4,942	7,527	51.66
Discontinued real estate	14,259	11,295	1,810	9,485	66.52

Total Countrywide PCI loan portfolio	$40,040	$34,132	$7,845	$26,287	65.65%

	December 31, 2010
Residential mortgage	$11,481	$10,592	$663	$9,928	86.47%
Home equity	15,072	12,590	4,467	8,123	53.89
Discontinued real estate	14,893	11,652	1,204	10,449	70.16

Total Countrywide PCI loan portfolio	$41,446	$34,834	$6,334	$28,500	68.76%

(1)
Certain PCI loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified and are now included in the residential mortgage outstandings along with the related allowance.

     Of the unpaid principal balance at March 31, 2011, $15.3 billion was 180 days or more past due, including $10.6 billion of first-lien and $4.7 billion of home equity. Of the $24.7 billion that is less than 180 days past due, $20.8 billion, or 84 percent of the total unpaid principal balance, was current based on the contractual terms while $2.1 billion, or eight percent, was in early stage delinquency. During the three months ended March 31, 2011, we recorded $1.5 billion of provision for credit losses on Countrywide PCI loans which was comprised of $815 million for discontinued real estate, $475 million for home equity and $221 million for residential mortgage loans. This compared to a total provision for Countrywide PCI loans of $890 million during the three months ended March 31, 2010. Provision expense for the three months ended March 31, 2011 was driven primarily by recent deterioration in home prices resulting in a refined outlook reflecting further declines in home prices over 2011 and slower appreciation versus previous expectations in 2012 through 2015. For further information on the PCI loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
     Additional information is provided below on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios.
Purchased Credit-impaired Residential Mortgage Loan Portfolio
     The Countrywide PCI residential mortgage loan portfolio had a carrying value before the valuation allowance of $10.4 billion at March 31, 2011 and comprised 30 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 39 percent of the Countrywide PCI residential mortgage loan portfolio at March 31, 2011. Refreshed LTVs greater than 90 percent represented 59 percent of the PCI residential mortgage loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 85 percent based on the unpaid principal balance at March 31, 2011. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now included in the residential mortgage outstandings. Table 30 presents outstandings net of purchase accounting adjustments, by certain state concentrations.
Table 30
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations

	March 31	December 31
(Dollars in millions)	2011	2010

California	$5,751	$5,882
Florida	761	779
Virginia	567	579
Maryland	266	271
Texas	157	164
Other U.S./Non-U.S.	2,866	2,917

Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$10,368	$10,592

Purchased Credit-impaired Home Equity Loan Portfolio
     The Countrywide PCI home equity loan portfolio had a carrying value before the valuation allowance of $12.5 billion at March 31, 2011 and comprised 37 percent of the total Countrywide PCI loan portfolio. Those loans with a refreshed FICO score below 620 represented 27 percent of the Countrywide PCI home equity loan portfolio at March 31, 2011. Refreshed CLTVs greater than 90 percent represented 81 percent of the PCI home equity loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 85 percent based on the unpaid principal balance at March 31, 2011. Table 31 presents outstandings net of purchase accounting adjustments, by certain state concentrations.
Table 31
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations

	March 31	December 31
(Dollars in millions)	2011	2010

California	$4,093	$4,178
Florida	744	750
Virginia	527	532
Arizona	510	520
Colorado	374	375
Other U.S./Non-U.S.	6,221	6,235

Total Countrywide purchased credit-impaired home equity loan portfolio	$12,469	$12,590

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio
     The Countrywide PCI discontinued real estate loan portfolio had a carrying value before the valuation allowance of $11.3 billion at March 31, 2011 and comprised 33 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 62 percent of the Countrywide PCI discontinued real estate loan portfolio at March 31, 2011. Refreshed LTVs and CLTVs greater than 90 percent represented 35 percent of the PCI discontinued real estate loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 84 percent based on the unpaid principal balance at March 31, 2011. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool.
     Table 32 presents outstandings net of purchase accounting adjustments, by certain state concentrations.
Table 32
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations

	March 31	December 31
(Dollars in millions)	2011	2010

California	$6,091	$6,322
Florida	1,102	1,121
Washington	359	368
Virginia	332	344
Arizona	320	339
Other U.S./Non-U.S.	3,091	3,158

Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$11,295	$11,652

U.S. Credit Card
     Table 33 presents certain key credit statistics for the consumer U.S. credit card portfolio.
Table 33
U.S. Credit Card – Key Credit Statistics

	March 31	December 31
(Dollars in millions)	2011	2010

Outstandings	$107,107	$113,785
Accruing past due 30 days or more	5,094	5,913
Accruing past due 90 days or more	2,879	3,320

	Three Months Ended
	March 31
	2011	2010

Net charge-offs
Amount	$2,274	$3,963
Ratios (1)	8.39%	12.82%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.
     The consumer U.S. credit card portfolio is managed in Global Card Services. Outstandings in the U.S. credit card loan portfolio decreased $6.7 billion compared to December 31, 2010 as a result of a seasonal decline in retail transaction volume, higher payment rates and charge-offs. Compared to the three months ended March 31, 2010, net charge-offs decreased $1.7 billion to $2.3 billion due to lower levels of delinquencies and bankruptcies as a result of improvement in the U.S. economy and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $819 million while loans 90 days or more past due and still accruing interest decreased $441 million compared to December 31, 2010 due to improvement in the U.S. economy including the level of unemployment.

     Table 34 presents certain state concentrations for the U.S. credit card portfolio.
Table 34
U.S. Credit Card State Concentrations

			Accruing Past Due
	Outstandings		90 Days or More		Net Charge-offs
	March 31	December 31	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

California	$15,984	$17,028	$518	$612	$450	$843
Florida	8,550	9,121	317	376	271	514
Texas	7,196	7,581	176	207	136	243
New York	6,464	6,862	168	192	124	203
New Jersey	4,313	4,579	115	132	85	133
Other U.S.	64,600	68,614	1,585	1,801	1,208	2,027

Total U.S. credit card portfolio	$107,107	$113,785	$2,879	$3,320	$2,274	$3,963

     Unused lines of credit for U.S. credit card totaled $398.6 billion at March 31, 2011 compared to $399.7 billion at December 31, 2010. The $1.1 billion decrease was driven primarily by account management initiatives on higher risk accounts.
Non-U.S. Credit Card
     Table 35 presents certain key credit statistics for the non-U.S. credit card portfolio.
Table 35
Non-U.S. Credit Card – Key Credit Statistics

	March 31	December 31
(Dollars in millions)	2011	2010

Outstandings	$27,235	$27,465
Accruing past due 30 days or more	1,384	1,354
Accruing past due 90 days or more	691	599

	Three Months Ended
	March 31
	2011	2010

Net charge-offs
Amount	$402	$631
Ratio (1)	5.91%	8.57%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.
     The consumer non-U.S. credit card portfolio is managed in Global Card Services. Outstandings in the non-U.S. credit card portfolio decreased $230 million compared to December 31, 2010 due to lower origination volume and charge-offs partially offset by strengthening of certain foreign currencies against the U.S. dollar. Compared to the three months ended March 31, 2010, net charge-offs decreased $229 million to $402 million for the three months ended March 31, 2011 due to lower delinquencies, reduced insolvencies and the impact of aligning charge-off policies across Global Card Services on certain types of renegotiated loans, which accelerated charge-offs in the second quarter of 2010 and resulted in lower charge-offs in subsequent periods.
     Unused lines of credit for non-U.S. credit card totaled $61.8 billion at March 31, 2011 compared to $60.3 billion at December 31, 2010. The $1.5 billion increase was driven by strengthening of certain foreign currencies against the U.S. dollar.
Direct/Indirect Consumer
     At March 31, 2011, approximately 46 percent of the direct/indirect portfolio was included in Global Commercial Banking (dealer financial services - automotive, marine and recreational vehicle loans), 33 percent was included in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), 13 percent was included in Global Card Services (consumer personal loans and other non-real estate-secured loans) and the remainder was in All Other (student loans).

     Outstanding loans and leases decreased $864 million to $89.4 billion at March 31, 2011 compared to December 31, 2010 as lower outstandings in the Global Card Services unsecured consumer lending portfolio and the dealer financial services portfolio were partially offset by a securities-based lending product transfer from U.S. commercial and related growth. Net charge-offs decreased $584 million to $525 million for the three months ended March 31, 2011, or 2.36 percent of total average direct/indirect loans compared to 4.46 percent for the same period in the prior year. This decrease was primarily driven by lower levels of delinquencies and bankruptcies in the unsecured consumer lending portfolio as a result of improvement in the U.S. economy including the level of unemployment as well as reduced outstandings. An additional driver was lower net charge-offs in the dealer financial services portfolio due to the impact of higher credit quality originations and higher resale values. Net charge-offs for the unsecured consumer lending portfolio decreased $484 million to $399 million and the net charge-off ratio decreased to 13.24 percent for the three months ended March 31, 2011 compared to 19.01 percent for the same period in the prior year. Net charge-offs for the dealer financial services portfolio decreased $70 million to $101 million and the loss rate decreased to 0.98 percent for the three months ended March 31, 2011 compared to 1.53 percent for the same period in the prior year. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $377 million compared to December 31, 2010 to $2.3 billion due primarily to improvement in the unsecured consumer lending portfolio.
     Table 36 presents certain state concentrations for the direct/indirect consumer loan portfolio.
Table 36
Direct/Indirect State Concentrations

			Accruing Past Due 90
	Outstandings		Days or More		Net Charge-offs
	March 31	December 31	March 31	December 31	Three Months Ended March 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

California	$10,979	$10,558	$116	$132	$82	$204
Texas	7,878	7,885	68	78	45	83
Florida	7,185	6,725	73	80	54	117
New York	5,031	4,770	51	56	27	56
Georgia	2,831	2,814	44	44	21	42
Other U.S./Non-U.S.	55,540	57,556	588	668	296	607

Total direct/indirect loans	$89,444	$90,308	$940	$1,058	$525	$1,109

Other Consumer
     At March 31, 2011, approximately 68 percent of the $2.8 billion other consumer portfolio was associated with portfolios from certain consumer finance businesses that we previously exited and is included in All Other. The remainder consisted of the non-U.S. consumer loan portfolio, of which the vast majority we previously exited and is largely in Global Card Services and deposit overdrafts which are recorded in Deposits.
Nonperforming Consumer Loans and Foreclosed Properties Activity
     Table 37 presents nonperforming consumer loans and foreclosed properties activity for the three months ended March 31, 2011 and 2010. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans insured by the FHA are not reported as nonperforming as principal repayment is insured by the FHA. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio. For further information regarding nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. Nonperforming loans declined $398 million to $20.5 billion at March 31, 2011 compared to $20.9 billion at December 31, 2010 as delinquency inflows to nonaccrual loans slowed driven by favorable portfolio trends. These inflows were offset by charge-offs, nonperforming loans returning to performing status, and paydowns and payoffs. Nonperforming loans continue to remain elevated due in part to the decline in foreclosure sale volume that began in the fourth quarter of 2010 and continued through the first quarter of 2011. For more information on the review of our foreclosure processes, see Other Mortgage-related Matters – Review of Foreclosure Processes beginning on page 50.
     The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the property value for costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due unless repayment of the loan is insured by the FHA. At March 31, 2011, $15.2 billion, or 70 percent, of the nonperforming consumer real estate loans and foreclosed properties had been written down to their fair values. This was comprised of $13.9 billion of nonperforming loans 180 days or more past due and $1.3 billion of foreclosed properties.
     Foreclosed properties increased $82 million for the three months ended March 31, 2011. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date. However, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Net changes to foreclosed properties related to PCI loans were an increase of $91 million for the three months ended March 31, 2011. Not included in foreclosed properties at March 31, 2011 was $1.4 billion of real estate that was acquired by the Corporation upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period.
Restructured Loans
     Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance under revised payment terms for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the Countrywide PCI loan portfolio, are included in Table 37.
     Residential mortgage TDRs totaled $14.1 billion at March 31, 2011, an increase of $2.3 billion from December 31, 2010. Of these loans, $3.8 billion were nonperforming representing an increase of $466 million during the three months ended March 31, 2011 and $10.3 billion were performing representing an increase of $1.8 billion during the three months ended March 31, 2011 driven by TDRs returning to performing status and new additions. These performing TDRs are excluded from nonperforming loans in Table 37. Residential mortgage TDRs deemed collateral dependent totaled $3.6 billion at March 31, 2011 and included $1.1 billion of loans classified as nonperforming and $2.5 billion classified as performing. At March 31, 2011 and December 31, 2010, performing residential mortgage TDRs included $4.0 billion and $2.5 billion that were FHA-insured.
     Home equity TDRs totaled $1.8 billion at March 31, 2011, an increase of $118 million from December 31, 2010. Of these loans, $514 million were nonperforming, relatively unchanged from December 31, 2010, and $1.3 billion were performing representing an increase of $144 million during the three months ended March 31, 2011. These performing TDRs are excluded from nonperforming loans in Table 37. Home equity TDRs deemed collateral dependent totaled $781 million at March 31, 2011 and included $225 million of loans classified as nonperforming and $556 million classified as performing.
     Discontinued real estate TDRs totaled $397 million at March 31, 2011, unchanged from December 31, 2010. Of these loans, $208 million were nonperforming while the remaining $189 million were classified as performing at March 31, 2011. Discontinued real estate TDRs deemed collateral dependent totaled $217 million at March 31, 2011 and included $99 million of loans classified as nonperforming and $118 million classified as performing.
     We also work with customers that are experiencing financial difficulty by renegotiating credit card, consumer lending and small business loans (the renegotiated TDR portfolio), while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all renegotiated portfolio modifications are considered to be TDRs. The renegotiated TDR portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination of interest rates and payment amounts. We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded from Table 37 as we do not generally classify consumer non-real estate loans as nonperforming. At March 31, 2011, our renegotiated TDR portfolio was $11.0 billion of which $8.3 billion was current or less than 30 days past due under the modified terms, compared to $12.1 billion at December 31, 2010, of which $9.2 billion was current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by lower new program enrollments as well as attrition throughout the first quarter of 2011. For more information on the renegotiated TDR portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

     As a result of new accounting guidance on PCI loans, beginning January 1, 2010, modifications of loans in the PCI loan portfolio do not result in removal of the loan from the PCI loan pool. TDRs in the consumer real estate portfolio that were removed from the PCI loan portfolio prior to the adoption of new accounting guidance were $2.0 billion and $2.1 billion at March 31, 2011 and December 31, 2010, of which $456 million and $426 million were nonperforming. These nonperforming loans are excluded from the Table 37.
     Nonperforming consumer real estate TDRs, included in Table 37, as a percentage of total nonperforming consumer loans and foreclosed properties, increased to 18 percent at March 31, 2011 from 16 percent at December 31, 2010.
Table 37
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)

	Three Months Ended March 31
(Dollars in millions)	2011	2010

Nonperforming loans
Balance, January 1	$20,854	$20,839

Additions to nonperforming loans:
Consolidation of VIEs	-	448
New nonaccrual loans	4,127	6,608
Reductions in nonperforming loans:
Paydowns and payoffs	(779)	(625)
Returns to performing status (2)	(1,340)	(2,521)
Charge-offs (3)	(2,020)	(2,917)
Transfers to foreclosed properties	(386)	(275)

Total net additions (reductions) to nonperforming loans	(398)	718

Total nonperforming loans, March 31 (4)	20,456	21,557

Foreclosed properties
Balance, January 1	1,249	1,428

Additions to foreclosed properties:
New foreclosed properties (5)	606	549
Reductions in foreclosed properties:
Sales	(459)	(543)
Write-downs	(65)	(46)

Total net additions (reductions) to foreclosed properties	82	(40)

Total foreclosed properties, March 31	1,331	1,388

Nonperforming consumer loans and foreclosed properties, March 31	$21,787	$22,945

Nonperforming consumer loans as a percentage of outstanding consumer loans	3.22%	3.26%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties	3.42	3.46

(1)
Balances do not include nonperforming LHFS of $941 million and $1.4 billion at March 31, 2011 and 2010. For more information on our definition of nonperforming loans, see the discussion beginning on page 79.

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

(4)	At March 31, 2011, 68 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 68 percent of the unpaid principal balance.

(5)
Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all gains and losses in value are recorded in noninterest expense. New foreclosed properties in the table above are net of $61 million and $209 million of charge-offs for the three months ended March 31, 2011 and 2010, taken during the first 90 days after transfer.

Commercial Portfolio Credit Risk Management
     Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 42, 46, 50 and 51 summarize our concentrations. We also utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.
     For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, refer to the Commercial Portfolio Credit Risk Management section beginning on page 83 in the MD&A of the Corporation’s 2010 Annual Report on Form 10-K as well as Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Commercial Credit Portfolio
     During the three months ended March 31, 2011, commercial loans continued to show stabilization relative to prior quarters. Regional economic conditions and client demand drove non-U.S. commercial loan growth in both core loans and trade finance. Commercial real estate loans declined compared to December 31, 2010 as net paydowns and charge-offs outpaced new originations and renewals, particularly in the higher risk assets. U.S. commercial loans, excluding loans accounted for under the fair value option, decreased $1.4 billion primarily due to a securities-based lending product transfer from U.S. commercial to the direct/indirect consumer portfolio. Excluding the reclassification, U.S. commercial loans increased slightly, driven by the middle market sector.
     Reservable criticized balances, net charge-offs and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined during the three months ended March 31, 2011 compared to December 31, 2010. These reductions were driven primarily by the U.S. commercial and commercial real estate portfolios. U.S. commercial was driven by broad-based improvements in terms of clients, industries and lines of business. Commercial real estate also continued to show signs of stabilization during the three months ended March 31, 2011 compared to December 31, 2010. However, levels of stressed commercial real estate loans remain elevated. Most other credit indicators across the remaining commercial portfolios have also improved.

     Table 38 presents our commercial loans and leases, and related credit quality information at March 31, 2011 and December 31, 2010.
Table 38
Commercial Loans and Leases

					Accruing Past Due 90
	Outstandings		Nonperforming		Days or More
	March 31	December 31	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

U.S. commercial (1)	$174,143	$175,586	$3,056	$3,453	$123	$236
Commercial real estate (2)	47,008	49,393	5,695	5,829	168	47
Commercial lease financing	21,563	21,942	53	117	16	18
Non-U.S. commercial	36,921	32,029	155	233	7	6

	279,635	278,950	8,959	9,632	314	307
U.S. small business commercial (3)	14,306	14,719	172	204	302	325

Commercial loans excluding loans measured at fair value	293,941	293,669	9,131	9,836	616	632
Loans measured at fair value (4)	3,687	3,321	15	30	-	-

Total commercial loans and leases	$297,628	$296,990	$9,146	$9,866	$616	$632

(1)	Excludes U.S. small business commercial loans.

(2)	Includes U.S. commercial real estate loans of $44.6 billion and $46.9 billion and non-U.S. commercial real estate loans of $2.4 billion and $2.5 billion at March 31, 2011 and December 31, 2010.

(3)	Includes card-related products.

(4)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.4 billion and $1.6 billion, non-U.S. commercial loans of $2.3 billion and $1.7 billion and commercial real estate loans of $68 million and $79 million at March 31, 2011 and December 31, 2010. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

     Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases were 3.07 percent (3.11 percent excluding loans accounted for under the fair value option) and 3.32 percent (3.35 percent excluding loans accounted for under the fair value option) at March 31, 2011 and December 31, 2010. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases were 0.21 percent (0.21 and 0.22 percent excluding loans accounted for under the fair value option) at March 31, 2011 and December 31, 2010.
     Table 39 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2011 and 2010. Commercial real estate net charge-offs during the three months ended March 31, 2011 declined in the homebuilder portfolio and in nearly all segments of the non-homebuilder portfolio.
Table 39
Commercial Net Charge-offs and Related Ratios

	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2011	2010	2011	2010

U.S. commercial (2)	$(21)	$286	(0.05)%	0.63%
Commercial real estate	288	615	2.42	3.64
Commercial lease financing	1	21	0.02	0.40
Non-U.S. commercial	103	25	1.22	0.37

	371	947	0.54	1.28
U.S. small business commercial	312	602	8.68	14.21

Total commercial	$683	$1,549	0.94	1.98

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

(2)	Excludes U.S. small business commercial loans.

     Table 40 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which the Corporation is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $8.1 billion at March 31, 2011 compared to December 31, 2010 driven primarily by reductions in derivative assets, partially offset by increases in loans and leases.
     Total commercial utilized credit exposure decreased $11.5 billion at March 31, 2011 compared to December 31, 2010. Utilized loans and leases increased as growth in our international franchise was offset by run-off in commercial real estate and the transfer of a securities-based lending exposure from our U.S. commercial portfolio to the direct/indirect consumer portfolio. The utilization rate for loans and leases, letters of credit and financial guarantees, and bankers’ acceptances was 57 percent at both March 31, 2011 and December 31, 2010.
Table 40
Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
	March 31	December 31	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Loans and leases	$297,628	$296,990	$275,912	$272,172	$573,540	$569,162
Derivative assets (4)	65,334	73,000	-	-	65,334	73,000
Standby letters of credit and financial guarantees	61,165	62,745	1,135	1,511	62,300	64,256
Debt securities and other investments (5)	8,745	10,216	4,940	4,546	13,685	14,762
Loans held-for-sale	8,517	10,380	182	242	8,699	10,622
Commercial letters of credit	2,532	2,654	885	1,179	3,417	3,833
Bankers’ acceptances	4,262	3,706	23	23	4,285	3,729
Foreclosed properties and other	766	731	-	-	766	731

Total commercial credit exposure	$448,949	$460,422	$283,077	$279,673	$732,026	$740,095

(1)
Total commercial utilized exposure at March 31, 2011 and December 31, 2010 includes loans and issued letters of credit accounted for under the fair value option including loans outstanding of $3.7 billion and $3.3 billion and letters of credit with a notional value of $1.4 billion at both March 31, 2011 and December 31, 2010.

(2)	Total commercial unfunded exposure at March 31, 2011 and December 31, 2010 includes loan commitments accounted for under the fair value option with a notional value of $27.0 billion and $25.9 billion.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $57.6 billion and $58.3 billion at March 31, 2011 and December 31, 2010. Not reflected in utilized and committed exposure is additional derivative collateral held of $14.9 billion and $17.7 billion which consists primarily of other marketable securities.

(5)
Total commercial committed exposure consists of $13.1 billion and $14.2 billion of debt securities at March 31, 2011 and December 31, 2010, and $590 million of other investments at both March 31, 2011 and December 31, 2010.

     Table 41 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. In addition to reservable loans and leases, excluding those accounted for under the fair value option; exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Total commercial utilized reservable criticized exposure decreased $3.2 billion at March 31, 2011 compared to December 31, 2010, due to decreases across all portfolios, primarily U.S. commercial and commercial real estate driven largely by continued paydowns, payoffs and, to a lesser extent, charge-offs. Despite the improvements, utilized reservable criticized levels remain elevated in all portfolios. At both March 31, 2011 and December 31, 2010, approximately 88 percent of commercial utilized reservable criticized exposure was secured.
Table 41
Commercial Utilized Reservable Criticized Exposure

	March 31, 2011		December 31, 2010
(Dollars in millions)	Amount	Percent (1)	Amount	Percent (1)

U.S. commercial (2)	$15,557	6.84%	$17,195	7.44%
Commercial real estate	19,186	38.24	20,518	38.88
Commercial lease financing	1,157	5.36	1,188	5.41
Non-U.S. commercial	1,898	4.04	2,043	5.01

	37,798	10.92	40,944	11.81
U.S. small business commercial	1,637	11.43	1,677	11.37

Total commercial utilized reservable criticized exposure	$39,435	10.94	$42,621	11.80

(1)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

(2)	Excludes U.S. small business commercial exposure.
U.S. Commercial
     At March 31, 2011, 58 percent and 25 percent of the U.S. commercial loan portfolio, excluding small business, were managed in Global Commercial Banking and GBAM. The remaining 17 percent was mostly in GWIM (business-purpose loans for wealthy clients). U.S. commercial loans, excluding loans accounted for under the fair value option, decreased $1.4 billion primarily due to a securities-based lending product transfer from the U.S. commercial portfolio to the direct/indirect consumer portfolio. Compared to December 31, 2010, reservable criticized balances and nonperforming loans and leases declined $1.6 billion and $397 million. The declines were broad-based in terms of industries and were driven by improved client credit profiles and liquidity. Net charge-offs decreased $307 million for the three months ended March 31, 2011 compared to the same period in 2010.
Commercial Real Estate
     The commercial real estate portfolio is predominantly managed in Global Commercial Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans decreased $2.4 billion at March 31, 2011 compared to December 31, 2010 due primarily to paydowns, and to a lesser extent, charge-offs, which outpaced new originations and renewals. The portfolio remains diversified across property types and geographic regions. California represents the largest state concentration at 18 percent of commercial real estate loans and leases at March 31, 2011. For more information on geographic and property concentrations, refer to Table 42.
     Credit quality for commercial real estate is showing signs of stabilization; however, we expect that elevated unemployment and ongoing pressure on vacancy and rental rates will continue to affect primarily the non-homebuilder portfolio. Nonperforming commercial real estate loans and foreclosed properties decreased two percent compared to December 31, 2010 driven primarily by the homebuilder portfolio. Nonperforming loans and leases in the non-homebuilder portfolio declined driven by decreases in nonperforming loans and leases in the land and land development and office property types, partially offset by an increase in nonperforming loans and leases in the industrial/warehouse and multi-family rental property types. Reservable criticized balances declined by $1.3 billion primarily due to stabilization in the homebuilder portfolio and declines in the office and shopping centers/retail segments in the non-homebuilder portfolio. For the three months ended March 31, 2011, net charge-offs decreased $327 million compared to the same period in 2010 due to improvement in the homebuilder portfolio and nearly all segments in the non-homebuilder portfolio.

     Table 42 presents outstanding commercial real estate loans by geographic region which is based on the geographic location of the collateral, and property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate which are dependent on the sale or lease of the real estate as the primary source of repayment.
Table 42
Outstanding Commercial Real Estate Loans

	March 31	December 31
(Dollars in millions)	2011	2010

By Geographic Region
California	$8,613	$9,012
Northeast	7,174	7,639
Southwest	5,931	6,169
Southeast	5,657	5,806
Midwest	5,076	5,301
Florida	3,329	3,649
Illinois	2,720	2,811
Midsouth	2,495	2,627
Northwest	2,139	2,243
Non-U.S.	2,435	2,515
Other (1)	1,507	1,701

Total outstanding commercial real estate loans (2)	$47,076	$49,473

By Property Type
Office	$8,788	$9,688
Multi-family rental	7,525	7,721
Shopping centers/retail	7,068	7,484
Industrial/warehouse	4,840	5,039
Multi-use	4,017	4,266
Homebuilder (3)	3,797	4,299
Hotels/motels	2,668	2,650
Land and land development	2,253	2,376
Other (4)	6,120	5,950

Total outstanding commercial real estate loans (2)	$47,076	$49,473

(1)
Includes unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

(2)	Includes commercial real estate loans accounted for under the fair value option of $68 million and $79 million at March 31, 2011 and December 31, 2010.

(3)	Homebuilder includes condominiums and residential land.

(4)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.
     For the three months ended March 31, 2011, we continued to see stabilization in the homebuilder portfolio. Certain portions of the non-homebuilder portfolio remain at-risk as occupancy rates, rental rates and commercial property prices remain under pressure. We have adopted a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios.

     Tables 43 and 44 present commercial real estate credit quality data by non-homebuilder and homebuilder property types. The homebuilder portfolio includes condominiums and other residential real estate. Other property types represent loans to borrowers whose primary business is commercial real estate, but the exposure is secured by another property or is unsecured.
Table 43
Commercial Real Estate Credit Quality Data

	Nonperforming Loans and		Utilized Reservable
	Foreclosed Properties (1)		Criticized Exposure (2)
	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010

Commercial real estate – non-homebuilder
Office	$1,025	$1,061	$3,751	$3,956
Multi-family rental	542	500	2,842	2,940
Shopping centers/retail	975	1,000	2,698	2,837
Industrial/warehouse	474	420	1,824	1,878
Multi-use	490	483	1,271	1,316
Hotels/motels	150	139	1,173	1,191
Land and land development	742	820	1,314	1,420
Other	174	168	1,443	1,604

Total non-homebuilder	4,572	4,591	16,316	17,142
Commercial real estate – homebuilder	1,848	1,963	2,870	3,376

Total commercial real estate	$6,420	$6,554	$19,186	$20,518

(1)	Includes commercial foreclosed properties of $725 million at both March 31, 2011 and December 31, 2010.

(2)	Includes loans, excluding those accounted for under the fair value option, SBLCs and bankers’ acceptances.
Table 44
Commercial Real Estate Net Charge-offs and Related Ratios

	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2011	2010	2011	2010

Commercial real estate – non-homebuilder
Office	$34	$63	1.50%	2.08%
Multi-family rental	9	35	0.48	1.29
Shopping centers/retail	89	87	4.84	3.62
Industrial/warehouse	21	25	1.69	1.70
Multi-use	9	37	0.91	2.66
Hotels/motels	8	12	1.24	0.72
Land and land development	50	103	8.82	13.16
Other	-	92	-	5.38

Total non-homebuilder	220	454	2.01	2.99
Commercial real estate – homebuilder	68	161	6.94	9.54

Total commercial real estate	$288	$615	2.42	3.64

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
     At March 31, 2011, total committed non-homebuilder exposure was $60.0 billion compared to $64.2 billion at December 31, 2010, with the decrease due to exposure reductions in almost all non-homebuilder property types. Non-homebuilder nonperforming loans and foreclosed properties were $4.6 billion at both March 31, 2011 and December 31, 2010, which represented 10.48 percent and 10.08 percent of total non-homebuilder loans and foreclosed properties. Non-homebuilder utilized reservable criticized exposure decreased to $16.3 billion, or 35.39 percent, at March 31, 2011 compared to $17.1 billion, or 35.55 percent, at December 31, 2010. The decrease in reservable criticized exposure was driven by office, shopping centers/retail and land and land development property types. For the non-homebuilder portfolio, net charge-offs decreased $234 million for the three months ended March 31, 2011 compared to the same period in 2010. The changes were concentrated in other, land and land development, and office property types.

     At March 31, 2011, we had committed homebuilder exposure of $5.3 billion compared to $6.0 billion at December 31, 2010 of which $3.8 billion and $4.3 billion were funded secured loans. The decline in homebuilder committed exposure was due to repayments, net charge-offs, reductions in new home construction and continued risk mitigation initiatives. At March 31, 2011, homebuilder nonperforming loans and foreclosed properties declined $115 million due to repayments, net charge-offs, fewer risk rating downgrades and a slowdown in the rate of home price declines compared to December 31, 2010. Homebuilder utilized reservable criticized exposure decreased by $506 million to $2.9 billion due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the homebuilder portfolio were 44.95 percent and 70.49 percent at March 31, 2011 compared to 42.80 percent and 74.27 percent at December 31, 2010. Net charge-offs for the homebuilder portfolio decreased $93 million for the three months ended March 31, 2011 compared to the same period in 2010.
     At March 31, 2011 and December 31, 2010, the commercial real estate loan portfolio included $17.6 billion and $19.1 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. This portfolio is mostly secured and diversified across property types and geographies but faces continuing challenges in the housing and rental markets. Weak rental demand and cash flows, along with depressed property valuations, have resulted in elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties, and net charge-offs. Reservable criticized construction and land development loans totaled $9.7 billion and $10.5 billion at March 31, 2011 and December 31, 2010. Nonperforming construction and land development loans and foreclosed properties totaled $3.8 billion and $4.0 billion at March 31, 2011 and December 31, 2010. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. Loans continue to be classified as construction loans until they are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Non-U.S. Commercial
     The non-U.S. commercial loan portfolio is managed primarily in GBAM. Outstanding loans, excluding loans accounted for under the fair value option, increased $4.9 billion primarily due to regional economic conditions and client demand driving growth in both loans and trade finance, with the growth centered in Asia, Europe, the Middle East and Africa (EMEA). Net charge-offs increased $78 million for the three months ended March 31, 2011 compared to the same period in 2010 due primarily to legacy credits. For additional information on the non-U.S. commercial portfolio, refer to Non-U.S. Portfolio beginning on page 94.
U.S. Small Business Commercial
     The U.S. small business commercial loan portfolio is comprised of business card and small business loans managed in Global Card Services and Global Commercial Banking. U.S. small business commercial net charge-offs decreased $290 million for the three months ended March 31, 2011 compared to the same period in 2010. Although losses remained elevated, the reduction in net charge-offs was driven by lower levels of delinquencies and bankruptcies resulting from U.S. economic improvement as well as the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs for the three months ended March 31, 2011, 75 percent were credit card-related products compared to 79 percent for the same period in 2010.
Commercial Loans Carried at Fair Value
     The portfolio of commercial loans accounted for under the fair value option is managed primarily in GBAM. Outstanding commercial loans accounted for under the fair value option increased $366 million to an aggregate fair value of $3.7 billion at March 31, 2011 compared to December 31, 2010 due primarily to increased corporate borrowings under bank credit facilities. We recorded net gains of $172 million resulting from new originations, loans being paid off at par value and changes in the fair value of the loan portfolio during the three months ended March 31, 2011 compared to net gains of $116 million for the same period in 2010. These amounts were primarily attributable to changes in instrument-specific credit risk and were recorded in other income.
     In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $690 million and $866 million at March 31, 2011 and December 31, 2010 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option were $28.4 billion and $27.3 billion at March 31, 2011 and December 31, 2010. Net gains resulting from new originations, terminations and changes in the fair value of commitments and letters of credit of $151 million were recorded during the three months ended March 31, 2011 compared to net gains of $71 million for the same period in 2010. These gains were primarily attributable to changes in instrument-specific credit risk and were recorded in other income.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
     Table 45 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2011 and 2010. Nonperforming loans and leases decreased $705 million to $9.1 billion compared to $9.8 billion at December 31, 2010 driven by paydowns, payoffs, charge-offs and loans returning to performing status. Approximately 95 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 49 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 69 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated net realizable value.
Table 45
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2011	2010

Nonperforming loans and leases, January 1	$9,836	$12,703

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	1,299	1,881
Advances	67	83
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(764)	(771)
Sales	(247)	(170)
Returns to performing status (3)	(320)	(323)
Charge-offs (4)	(488)	(956)
Transfers to foreclosed properties	(200)	(319)
Transfers to loans held-for-sale	(52)	(68)

Total net reductions to nonperforming loans and leases	(705)	(643)

Total nonperforming loans and leases, March 31	9,131	12,060

Foreclosed properties, January 1	725	777

Additions to foreclosed properties:
New foreclosed properties	131	260
Reductions in foreclosed properties:
Sales	(120)	(93)
Write-downs	(11)	(24)

Total net additions to foreclosed properties	-	143

Total foreclosed properties, March 31	725	920

Nonperforming commercial loans, leases and foreclosed properties, March 31	$9,856	$12,980

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	3.11%	3.88%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	3.34	4.16

(1)	Balances do not include nonperforming LHFS of $1.5 billion and $2.9 billion at March 31, 2011 and 2010.

(2)	Includes U.S. small business commercial activity.

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
     At March 31, 2011, the total commercial TDR balance was $1.8 billion, a decrease of $113 million compared to December 31, 2010. Nonperforming TDRs were $1.0 billion and are included in Table 45. Nonperforming TDRs increased $57 million during the three months ended March 31, 2011. Performing TDRs were $756 million, a decrease of $170 million. Performing TDRs are excluded from nonperforming loans in Table 45.
     U.S. commercial TDRs were $243 million at March 31, 2011, a decrease of $113 million compared to December 31, 2010. Nonperforming U.S. commercial TDRs decreased $10 million to $165 million, while performing TDRs decreased $103 million to $78 million during the three months ended March 31, 2011.

     At March 31, 2011, the commercial real estate TDR balance was $872 million, an increase of $57 million compared to December 31, 2010. Nonperforming TDRs increased $42 million to $812 million, while performing TDRs increased $15 million to $60 million during the three months ended March 31, 2011.
     At March 31, 2011, the non-U.S. commercial TDR balance was $48 million, an increase of $29 million compared to December 31, 2010. Nonperforming TDRs increased $25 million to $32 million, while performing TDRs increased $4 million to $16 million during the three months ended March 31, 2011.
     The U.S. small business commercial performing TDR balance was $602 million at March 31, 2011, a decrease of $86 million compared to December 31, 2010. This balance is comprised of renegotiated business card loans which are excluded from nonperforming loans as the card loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due.
Industry Concentrations
     Table 46 on page 92 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. The decline in commercial committed exposure of $8.1 billion from December 31, 2010 to March 31, 2011 was broad-based across most industries.
     Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.
     Diversified financials, our largest industry concentration, experienced a decrease in committed exposure of $1.6 billion, or two percent, at March 31, 2011 compared to December 31, 2010. This decrease was driven primarily by reduced exposures in consumer finance along with asset managers, regulated funds and broker/dealers, partially offset by increases in capital markets.
     Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $2.7 billion, or four percent, at March 31, 2011 compared to December 31, 2010 due primarily to portfolio attrition. Real estate construction and land development exposure represented 26 percent of the total real estate industry committed exposure at March 31, 2011, down from 27 percent at December 31, 2010. For more information on the commercial real estate and related portfolios, refer to Commercial Real Estate beginning on page 85.
     Committed exposure in the banking industry increased $3.2 billion, or 11 percent, at March 31, 2011 compared to December 31, 2010 which was primarily due to increases in international loan exposure as a result of momentum from growth initiatives in non-U.S. markets. The increase in committed exposure in utilities of $2.1 billion, or nine percent, at March 31, 2011 compared to December 31, 2010 was primarily due to new exposures in electric and multi-utilities. Other committed exposure decreased $6.0 billion, or 35 percent, at March 31, 2011 compared to December 31, 2010 which was due to reductions primarily in traded products exposure.
     Economic conditions continue to impact debt issued by state and local municipalities and certain exposures to these municipalities. While historically default rates were low, stress on the municipalities’ financials due to the economic downturn has increased the potential for defaults in the near term. As part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications surrounding certain at-risk counterparties and/or sectors are regularly circulated ensuring exposure levels are in compliance with established concentration guidelines.

Monoline and Related Exposure
     Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $51 million at both March 31, 2011 and December 31, 2010.
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
     We also have indirect exposure to monolines, primarily in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Representations and Warranties and Other Mortgage-related Matters beginning on page 44.
     Monoline derivative credit exposure at March 31, 2011 had a notional value of $38.5 billion compared to $38.4 billion at December 31, 2010. Mark-to-market monoline derivative credit exposure was $8.3 billion at March 31, 2011 compared to $9.2 billion at December 31, 2010 with the decrease driven by lower positive valuation adjustments on legacy assets and terminated monoline contracts. The counterparty credit valuation adjustment related to monoline derivative exposure was $5.3 billion at both March 31, 2011 and December 31, 2010. This adjustment reduced our net mark-to-market exposure to $3.0 billion at March 31, 2011 compared to $3.9 billion at December 31, 2010. At March 31, 2011, approximately 61 percent of this exposure was related to one monoline compared to approximately 62 percent at December 31, 2010. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, see GBAM beginning on page 36.
     We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the ratings agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to the purchased insurance for recovery. Investments in securities issued by municipalities and corporations with purchased wraps at both March 31, 2011 and December 31, 2010 had a notional value of $2.4 billion. Mark-to-market investment exposure was $2.2 billion at both March 31, 2011 and December 31, 2010.

Table 46
Commercial Credit Exposure by Industry (1)

	Commercial		Total Commercial
	Utilized		Committed
	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010

Diversified financials	$54,085	$55,196	$81,676	$83,248
Real estate (2)	56,084	58,531	69,273	72,004
Government and public education	42,292	44,131	58,174	59,594
Healthcare equipment and services	29,227	30,420	46,124	47,569
Capital goods	22,151	21,940	45,833	46,087
Retailing	24,994	24,660	44,506	43,950
Consumer services	23,261	24,759	38,441	39,694
Materials	16,162	15,873	34,277	33,046
Banks	29,454	26,831	32,894	29,667
Commercial services and supplies	21,013	20,056	31,139	30,517
Food, beverage and tobacco	14,789	14,777	28,550	28,126
Energy	10,426	9,765	27,471	26,328
Utilities	7,355	6,990	26,325	24,207
Insurance, including monolines	16,673	17,263	23,483	24,417
Individuals and trusts	16,935	18,278	21,802	22,899
Media	10,517	11,611	19,944	20,619
Transportation	11,721	12,070	17,894	18,436
Pharmaceuticals and biotechnology	4,569	3,859	12,063	11,009
Technology hardware and equipment	4,270	4,373	10,798	10,932
Religious and social organizations	8,013	8,409	10,384	10,823
Telecommunication services	3,717	3,823	9,527	9,321
Software and services	3,358	3,837	8,882	9,531
Consumer durables and apparel	4,247	4,297	8,599	8,836
Food and staples retailing	3,824	3,222	6,940	6,161
Automobiles and components	2,256	2,090	5,905	5,941
Other	7,556	13,361	11,122	17,133

Total commercial credit exposure by industry	$448,949	$460,422	$732,026	$740,095
Net credit default protection purchased on total commitments (3)			$(19,179)	$(20,118)

(1)	Includes U.S. small business commercial exposure.

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
     At March 31, 2011 and December 31, 2010, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $19.2 billion and $20.1 billion. The mark-to-market effects, including the cost of net credit default protection hedging our credit exposure, resulted in net losses of $197 million during the three months ended March 31, 2011 compared to net losses of $204 million for the same period in 2010. The average Value-at-Risk (VaR) for these credit derivative hedges was $57 million during the three months ended March 31, 2011 compared to $59 million for the same period in 2010. The average VaR for the related credit exposure was $52 million during the three months ended March 31, 2011 compared to $63 million for the same period in 2010. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VaR was $38 million during the three months ended March 31, 2011, compared to $46 million for the same period for 2010. Refer to Trading Risk Management beginning on page 102 for a description of our VaR calculation for the market-based trading portfolio.

     Tables 47 and 48 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2011 and December 31, 2010. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative amount.

Table 47
Net Credit Default Protection by Maturity Profile
	March 31	December 31
	2011	2010

Less than or equal to one year	13%	14%
Greater than one year and less than or equal to five years	78	80
Greater than five years	9	6

Total net credit default protection	100%	100%

Table 48
Net Credit Default Protection by Credit Exposure Debt Rating (1)
(Dollars in millions)	March 31, 2011		December 31, 2010
	Net	Percent of	Net	Percent of
Ratings (2)	Notional	Total	Notional	Total

AA	$(223)	1.2%	$(188)	0.9%
A	(6,967)	36.3	(6,485)	32.2
BBB	(7,105)	37.0	(7,731)	38.4
BB	(1,871)	9.8	(2,106)	10.5
B	(1,231)	6.4	(1,260)	6.3
CCC and below	(756)	3.9	(762)	3.8
NR (3)	(1,026)	5.4	(1,586)	7.9

Total net credit default protection	$(19,179)	100.0%	$(20,118)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment-grade.

(3)
In addition to names that have not been rated, “NR” includes $(921) million and $(1.5) billion in net credit default swaps index positions at March 31, 2011 and December 31, 2010. While index positions are principally investment-grade, credit default swaps indices include names in and across each of the ratings categories.

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
     Table 49 presents notional amounts that represent the total contract/notional amount of credit derivatives outstanding and include both purchased and written credit derivatives. The credit risk amounts are measured as the net replacement cost, in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. For information on the performance risk of our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

     The credit risk amounts discussed on page 93 and noted in Table 49 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 4 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing the Corporation’s overall exposure.

Table 49
Credit Derivatives
	March 31, 2011		December 31, 2010
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk

Purchased credit derivatives:
Credit default swaps	$2,130,120	$12,323	$2,184,703	$18,150
Total return swaps/other	33,654	733	26,038	1,013

Total purchased credit derivatives	2,163,774	13,056	2,210,741	19,163

Written credit derivatives:
Credit default swaps	2,067,865	n/a	2,133,488	n/a
Total return swaps/other	33,611	n/a	22,474	n/a

Total written credit derivatives	2,101,476	n/a	2,155,962	n/a

Total credit derivatives	$4,265,250	$13,056	$4,366,703	$19,163

n/a = not applicable
Counterparty Credit Risk Valuation Adjustments
     We record a counterparty credit risk valuation adjustment on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty.
     During the three months ended March 31, 2011 and 2010, credit valuation gains (losses) of $148 million and $326 million ($(466) million and $(69) million, net of hedges) were recognized in trading account profits (losses) for counterparty credit risk related to derivative assets. For additional information on gains or losses related to the counterparty credit risk on derivative assets, refer to Note 4 – Derivatives to the Consolidated Financial Statements. For information on our monoline counterparty credit risk, see Collateralized Debt Obligation Exposure beginning on page 38 and Monoline and Related Exposure on page 91.
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
     At March 31, 2011, we had cross-border exposure in the U.K., China and France of $27.7 billion, $26.2 billion and $25.0 billion, respectively. The U.K., China and France were the only countries where cross-border exposure exceeded one percent of our total assets, representing 1.22 percent, 1.15 percent and 1.10 percent of total assets, respectively. At March 31, 2011, we had cross-border exposure in Canada and Japan of $20.8 billion and $15.8 billion representing 0.91 percent and 0.70 percent of total assets. Canada and Japan were the only other countries where we had cross-border exposure that exceeded 0.70 percent of our total assets at March 31, 2011.
     As presented in Table 50, non-U.S. exposure to borrowers or counterparties in emerging markets increased $6.7 billion to $71.7 billion at March 31, 2011 compared to $65.1 billion at December 31, 2010. The increase was primarily due to an increase in the Asia Pacific region. Non-U.S. exposure to borrowers or counterparties in emerging markets represented 27 percent and 25 percent of total non-U.S. exposure at March 31, 2011 and December 31, 2010.

Table 50
Selected Emerging Markets (1)
							Total
							Emerging	Increase
	Loans and					Local Country	Market	(Decrease)
	Leases, and			Securities/	Total Cross-	Exposure Net	Exposure at	From
	Loan	Other	Derivative	Other	border	of Local	March 31,	December 31,
(Dollars in millions)	Commitments	Financing (2)	Assets (3)	Investments (4)	Exposure (5)	Liabilities (6)	2011	2010

Region/Country
Asia Pacific
China	$2,044	$864	$659	$22,587	$26,154	$-	$26,154	$2,226
India	3,461	1,716	554	2,657	8,388	428	8,816	548
South Korea	395	1,408	557	2,582	4,942	2,322	7,264	1,985
Singapore	473	67	557	1,398	2,495	-	2,495	(51)
Taiwan	387	122	66	765	1,340	1,006	2,346	491
Hong Kong	454	310	198	1,084	2,046	-	2,046	4
Thailand	20	14	19	471	524	108	632	(37)
Indonesia	53	19	13	443	528	-	528	379
Other Asia Pacific (7)	256	41	194	354	845	-	845	280

Total Asia Pacific	7,543	4,561	2,817	32,341	47,262	3,864	51,126	5,825

Latin America
Brazil	1,006	321	1,174	3,378	5,879	1,876	7,755	1,949
Mexico	1,863	286	266	882	3,297	-	3,297	(1,088)
Chile	988	134	302	49	1,473	39	1,512	(14)
Colombia	136	468	11	4	619	-	619	(58)
Other Latin America (7)	266	329	22	376	993	150	1,143	(235)

Total Latin America	4,259	1,538	1,775	4,689	12,261	2,065	14,326	554

Middle East and Africa
United Arab Emirates	937	4	133	52	1,126	-	1,126	(50)
Bahrain	79	1	4	1,000	1,084	2	1,086	(74)
Other Middle East and Africa (7)	769	90	206	245	1,310	26	1,336	(16)

Total Middle East and Africa	1,785	95	343	1,297	3,520	28	3,548	(140)

Central and Eastern Europe
Turkey	371	31	20	218	640	98	738	238
Russian Federation	216	93	32	139	480	22	502	(34)
Other Central and Eastern Europe (7)	120	184	360	827	1,491	-	1,491	238

Total Central and Eastern Europe	707	308	412	1,184	2,611	120	2,731	442

Total emerging markets exposure	$14,294	$6,502	$5,347	$39,511	$65,654	$6,077	$71,731	$6,681

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. At March 31, 2011 and December 31, 2010, there was $368 million and $460 million in emerging markets exposure accounted for under the fair value option.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $881 million and $1.2 billion at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, there were $306 million and $408 million of other marketable securities collateralizing derivative assets.

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

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure was $18.4 billion and $15.7 billion at March 31, 2011 and December 31, 2010. Local liabilities at March 31, 2011 in Asia Pacific, Latin America, and Middle East and Africa were $16.3 billion, $1.9 billion and $263 million, respectively, of which $7.4 billion was in Singapore, $2.5 billion in Hong Kong, $2.1 billion China, $1.9 billion in Mexico, $1.5 billion in India, $983 million in Korea and $713 million in Taiwan. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total non-U.S. exposure of more than $500 million.

     At March 31, 2011 and December 31, 2010, 71 percent and 70 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $5.8 billion primarily driven by an increase in securities in China and India and an increase in local country exposure in South Korea. The securities increase in China was primarily related to appreciation of our equity investment in CCB. For more information on our CCB investment, refer to All Other beginning on page 42.
     At March 31, 2011 and December 31, 2010, 20 percent and 21 percent of the emerging markets exposure was in Latin America. Latin America emerging markets exposure increased $554 million primarily driven by an increase in derivative assets and securities in Brazil partially offset by a decrease in securities in Mexico.
     At March 31, 2011 and December 31, 2010, five percent and six percent of the emerging markets exposure was in Middle East and Africa. At March 31, 2011 and December 31, 2010, four percent and three percent of the emerging markets exposure was in Central and Eastern Europe.

     Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, are currently experiencing varying degrees of financial stress. Greece, Ireland, Portugal and Spain had certain credit ratings lowered by ratings services during the three months ended March 31, 2011. Risks from the debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on the global economic recovery and sovereign and non-sovereign debt in these countries. Table 51 shows our direct sovereign and non-sovereign exposures, excluding consumer credit card exposure, in these countries at March 31, 2011. The total exposure to these countries was $16.9 billion at March 31, 2011 compared to $15.8 billion at December 31, 2010. The $1.1 billion increase since December 31, 2010 was driven primarily by increased non-sovereign exposure in Italy and Spain of $582 million and $306 million. Italy and Spain are currently experiencing the least financial stress among these countries.

Table 51
Selected European Countries
						Local	Total
	Loans and					Country	Non-U.S.
	Leases, and			Securities/	Total Cross–	Exposure	Exposure
	Loan	Other	Derivative	Other	border	Net of Local	at March 31,	Credit Default
(Dollars in millions)	Commitments	Financing (1)	Assets (2)	Investments (3)	Exposure (4)	Liabilities (5)	2011	Protection (6)

Greece
Sovereign	$-	$-	$-	$16	$16	$-	$16	$(31)
Non-sovereign	379	4	66	212	661	-	661	-

Total Greece	$379	$4	$66	$228	$677	$-	$677	$(31)

Ireland
Sovereign	$1	$1	$9	$1	$12	$-	$12	$-
Non-sovereign	1,563	573	386	271	2,793	-	2,793	(16)

Total Ireland	$1,564	$574	$395	$272	$2,805	$-	$2,805	$(16)

Italy
Sovereign	$-	$-	$1,152	$8	$1,160	$137	$1,297	$(1,325)
Non-sovereign	1,145	36	772	1,244	3,197	2,653	5,850	(281)

Total Italy	$1,145	$36	$1,924	$1,252	$4,357	$2,790	$7,147	$(1,606)

Portugal
Sovereign	$-	$-	$36	$-	$36	$-	$36	$(30)
Non-sovereign	283	57	15	342	697	-	697	-

Total Portugal	$283	$57	$51	$342	$733	$-	$733	$(30)

Spain
Sovereign	$27	$-	$35	$13	$75	$46	$121	$(64)
Non-sovereign	943	32	250	2,069	3,294	2,169	5,463	-

Total Spain	$970	$32	$285	$2,082	$3,369	$2,215	$5,584	$(64)

Total
Sovereign	$28	$1	$1,232	$38	$1,299	$183	$1,482	$(1,450)
Non-sovereign	4,313	702	1,489	4,138	10,642	4,822	15,464	(297)

Total selected European exposure	$4,341	$703	$2,721	$4,176	$11,941	$5,005	$16,946	$(1,747)

(1)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(2)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $3.0 billion at March 31, 2011. At March 31, 2011, there was $58 million of other marketable securities collateralizing derivative assets.

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

(5)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Of the $719 million applied for exposure reduction, $337 million was in Italy, $208 million in Ireland, $135 million in Spain and $39 million in Greece.

(6)	Represents net notional credit default protection purchased to hedge counterparty risk.

Provision for Credit Losses
     The provision for credit losses decreased $6.0 billion to $3.8 billion for the three months ended March 31, 2011 compared to the same period in 2010. The provision for credit losses for the consumer portfolio decreased $4.4 billion to $3.9 billion for the three months ended March 31, 2011 compared to the same period in 2010 reflecting lower credit costs in the non-PCI consumer real estate portfolio due to improving portfolio trends. Also contributing to the improvement were lower delinquencies and decreasing bankruptcies in the U.S. consumer credit card and unsecured consumer lending portfolios. Partially offsetting these improvements was an increase in reserves of $1.6 billion in the consumer PCI loan portfolios during the three months ended March 31, 2011 compared to $846 million a year earlier reflecting further reductions in expected principal cash flows due primarily to an updated home price outlook. Consumer net charge-offs of $5.3 billion for the three months ended March 31, 2011 were $3.9 billion lower than the same period in the prior year due to a healthier economy which favorably impacted most consumer portfolios.
     The provision for credit losses for the commercial portfolio, including the provision for unfunded lending commitments, decreased $1.6 billion to a benefit of $113 million for the three months ended March 31, 2011 compared to the same period in 2010 due to improved borrower credit profiles, stabilization of property values in the commercial real estate portfolio, and lower delinquencies and bankruptcies in the small business portfolio. These same factors resulted in a decrease in commercial net charge-offs of $866 million to $683 million in the three months ended March 31, 2011 compared to the same period in 2010.
Allowance for Credit Losses
Allowance for Loan and Lease Losses
     The allowance for loan and lease losses is comprised of two components, described below. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes LHFS and loans accounted for under the fair value option, as the fair value adjustments include a credit risk component.
     The first component of the allowance for loan and lease losses covers nonperforming commercial loans and performing commercial loans that have been modified in a TDR, consumer real estate loans that have been modified in a TDR, renegotiated credit card, unsecured consumer and small business loans. These loans are subject to impairment measurement primarily at the loan level based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan’s observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolio is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring and prior to any risk-based or penalty-based increase in rate on the restructured loans. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.
     The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases which have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty, large single name defaults, significant events which could disrupt financial markets and model imprecision. As of March 31, 2011, the loss forecast process resulted in reductions in the allowance for most consumer portfolios.

     The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio segment, and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize the Corporation’s historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on the Corporation’s historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable; the industry in which the obligor operates; the obligor’s liquidity and other financial indicators; and other quantitative and qualitative factors relevant to the obligor’s credit risk. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment in considering the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, inherent uncertainty in models and other qualitative factors. As of March 31, 2011, the loan risk ratings and portfolio composition resulted in reductions in the allowance for most commercial portfolios.
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
     The allowance for loan and lease losses for the consumer portfolio as presented in Table 53 was $33.4 billion at March 31, 2011, a decrease of $1.3 billion from December 31, 2010. This decrease was related to reserve reductions primarily due to improving credit quality in the Global Card Services consumer portfolios. For the consumer PCI loan portfolios, updates to our expected principal cash flows resulted in an increase in reserves through an increase to the provision of $1.6 billion for the three months ended March 31, 2011, in the discontinued real estate, home equity and residential mortgage portfolios.
     The allowance for loan and lease losses for the commercial portfolio was $6.5 billion at March 31, 2011, a $695 million decrease from December 31, 2010. The decrease was driven in part by the U.S. small business commercial portfolio primarily within Global Card Services due to improved delinquencies and bankruptcies. Also contributing to the decrease was the commercial real estate portfolio primarily within Global Commercial Banking reflecting stronger borrower credit profiles as a result of improving economic conditions, and the U.S. commercial portfolios primarily in Global Commercial Banking and GBAM.
     The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.29 percent at March 31, 2011 compared to 4.47 percent at December 31, 2010. The decrease in the ratio was mostly due to improved credit quality and economic conditions which led to the reserve reductions discussed above. The March 31, 2011 and December 31, 2010 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.58 percent at March 31, 2011 compared to 3.94 percent at December 31, 2010.
Reserve for Unfunded Lending Commitments
     In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded bankers’ acceptances and binding loan commitments, excluding commitments accounted for under the fair value option. Unfunded lending commitments are subject to the same assessment as funded loans, including estimates of probability of default and LGD. Due to the nature of unfunded commitments, the estimate of probable losses must also consider utilization. To estimate the portion of these undrawn commitments that is likely to be drawn by a borrower at the time of estimated default, analyses of the Corporation’s historical experience are applied to the unfunded commitments to estimate the funded EAD. The expected loss for unfunded lending commitments is the product of the probability of default, the LGD and the EAD, adjusted for any qualitative factors including economic uncertainty and inherent imprecision in models.

     The reserve for unfunded lending commitments at March 31, 2011 was $961 million, $227 million lower than December 31, 2010 primarily driven by accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions and a decline in unfunded commitment and letter of credit balances, primarily due to higher utilization.
     Table 52 presents a rollforward of the allowance for credit losses for the three months ended March 31, 2011 and 2010.

Table 52
Allowance for Credit Losses
	Three Months Ended
	March 31
(Dollars in millions)	2011	2010

Allowance for loan and lease losses, January 1	$41,885	$47,988
Loans and leases charged off
Residential mortgage	(982)	(1,076)
Home equity	(1,282)	(2,467)
Discontinued real estate	(25)	(27)
U.S. credit card	(2,485)	(4,141)
Non-U.S. credit card	(451)	(674)
Direct/Indirect consumer	(740)	(1,372)
Other consumer	(55)	(76)

Total consumer charge-offs	(6,020)	(9,833)

U.S. commercial (1)	(453)	(972)
Commercial real estate	(342)	(630)
Commercial lease financing	(11)	(26)
Non-U.S. commercial	(100)	(40)

Total commercial charge-offs	(906)	(1,668)

Total loans and leases charged off	(6,926)	(11,501)

Recoveries of loans and leases previously charged off
Residential mortgage	77	7
Home equity	103	70
Discontinued real estate	5	6
U.S. credit card	211	178
Non-U.S. credit card	49	43
Direct/Indirect consumer	215	263
Other consumer	15	18

Total consumer recoveries	675	585

U.S. commercial (2)	162	84
Commercial real estate	54	15
Commercial lease financing	10	5
Non-U.S. commercial	(3)	15

Total commercial recoveries	223	119

Total recoveries of loans and leases previously charged off	898	704

Net charge-offs	(6,028)	(10,797)

Provision for loan and lease losses	3,916	9,599
Other	70	45

Allowance for loan and lease losses, March 31	39,843	46,835

Reserve for unfunded lending commitments, January 1	1,188	1,487
Provision for unfunded lending commitments	(102)	206
Other	(125)	(172)

Reserve for unfunded lending commitments, March 31	961	1,521

Allowance for credit losses, March 31	$40,804	$48,356

(1)	Includes U.S. small business commercial charge-offs of $336 million and $625 million for the three months ended March 31, 2011 and 2010.

(2)	Includes U.S. small business commercial recoveries of $24 million and $23 million for the three months ended March 31, 2011 and 2010.

Table 52
Allowance for Credit Losses (continued)
	Three Months Ended
	March 31
(Dollars in millions)	2011	2010

Loans and leases outstanding at March 31 (3)	$928,738	$971,955
Allowance for loan and lease losses as a percentage of total loans and leases and outstanding at March 31 (3)	4.29%	4.82%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31	5.26	5.70
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (3)	2.20	2.95
Average loans and leases outstanding (3)	$935,332	$986,978
Annualized net charge-offs as a percentage of average loans and leases outstanding (3)	2.61%	4.44%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (3, 4, 5)	135	139
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	1.63	1.07

Excluding purchased credit-impaired loans: (6)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (3)	3.58%	4.48%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31	4.25	5.24
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (3)	2.20	2.95
Annualized net charge-offs as a percentage of average loans and leases outstanding (3)	2.71	4.61
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (3, 4, 5)	108	124
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	1.31	0.96

(3)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $3.7 billion and $4.1 billion at March 31, 2011 and 2010. Average loans accounted for under the fair value option were $3.6 billion and $4.6 billion for the three months ended March 31, 2011 and 2010.

(4)
Allowance for loan and lease losses includes $22.1 billion and $26.2 billion allocated to products that were excluded from nonperforming loans, leases and foreclosed properties at March 31, 2011 and 2010.

(5)	For more information on our definition of nonperforming loans, see the discussion beginning on page 79.

(6)	Metrics exclude the impact of Countrywide consumer PCI loans and Merrill Lynch commercial PCI loans.

     For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 53 presents our allocation by product type.

Table 53
Allocation of the Allowance for Credit Losses by Product Type
	March 31, 2011			December 31, 2010
			Percent of			Percent of
			Loans and			Loans and
		Percent of	Leases		Percent of	Leases
(Dollars in millions)	Amount	Total	Outstanding (1)	Amount	Total	Outstanding (1)

Allowance for loan and lease losses
Residential mortgage	$5,369	13.48%	2.05%	$5,082	12.14%	1.97%
Home equity	12,857	32.27	9.62	12,887	30.77	9.34
Discontinued real estate	1,871	4.69	14.74	1,283	3.06	9.79
U.S. credit card	9,100	22.84	8.50	10,876	25.97	9.56
Non-U.S. credit card	2,069	5.19	7.60	2,045	4.88	7.45
Direct/Indirect consumer	1,939	4.87	2.17	2,381	5.68	2.64
Other consumer	163	0.41	5.92	161	0.38	5.67

Total consumer	33,368	83.75	5.26	34,715	82.88	5.40

U.S. commercial (2)	3,156	7.92	1.67	3,576	8.54	1.88
Commercial real estate	2,904	7.29	6.18	3,137	7.49	6.35
Commercial lease financing	124	0.31	0.57	126	0.30	0.57
Non-U.S. commercial	291	0.73	0.79	331	0.79	1.03

Total commercial (3)	6,475	16.25	2.20	7,170	17.12	2.44

Allowance for loan and lease losses	39,843	100.00%	4.29	41,885	100.00%	4.47

Reserve for unfunded lending commitments	961			1,188

Allowance for credit losses (4)	$40,804			$43,073

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option for each loan and lease category. Loans accounted for under the fair value option include U.S. commercial loans of $1.4 billion and $1.6 billion, non-U.S. commercial loans of $2.3 billion and $1.7 billion and commercial real estate loans of $68 million and $79 million at March 31, 2011 and December 31, 2010.

(2)	Includes allowance for U.S. small business commercial loans of $1.3 billion and $1.5 billion at March 31, 2011 and December 31, 2010.

(3)
Includes allowance for loan and lease losses for impaired commercial loans of $996 million and $1.1 billion which includes $366 million and $445 million related to U.S. small business commercial renegotiated TDR loans at March 31, 2011 and December 31, 2010.

(4)	Includes $8.0 billion and $6.4 billion of allowance for credit losses related to PCI loans at March 31, 2011 and December 31, 2010.
Market Risk Management
     Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and other trading operations, the ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 100 through 106 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Trading Risk Management
     Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 16 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.
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
     The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2011 compared with the three months ended December 31, 2010. During the three months ended March 31, 2011, positive trading-related revenue was recorded for 100 percent of the trading days of which 98 percent were daily trading gains of over $25 million. These results can be compared to the three months ended December 31, 2010, where positive trading-related revenue was recorded for 79 percent of the trading days of which 56 percent were daily trading gains of over $25 million, six percent of the trading days had losses greater than $25 million and the largest loss was $78 million.
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
     A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are, however, many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis and regularly review the assumptions underlying the model.
     We continually review, evaluate and enhance our VaR model so that it reflects the material risks in our trading portfolio. Nevertheless, due to the limitations previously discussed, we have historically used the VaR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to varying degrees.
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
     The graph below shows daily trading-related revenue and VaR for the twelve months ended March 31, 2011. Actual losses did not exceed daily trading VaR in the twelve months ended March 31, 2011 and 2010. Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year.
Trading Risk and Return
Daily Trading-related Revenue and VaR

     Table 54 presents average, high and low daily trading VaR for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010.

Table 54
Trading Activities Market Risk VaR
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2011			December 31, 2010			March 31, 2010
(Dollars in millions)	Average	High(1)	Low(1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)

Foreign exchange	$28.7	$48.6	$13.2	$18.6	$30.3	$7.5	$48.0	$73.1	$25.4
Interest rate	48.7	73.1	33.2	51.8	100.6	33.2	63.8	82.9	42.9
Credit	138.3	154.4	120.7	136.8	158.7	122.9	208.3	287.2	173.7
Real estate/mortgage	93.7	139.5	73.9	88.3	100.9	77.4	63.8	82.9	42.9
Equities	50.1	82.8	25.1	30.4	47.1	20.8	63.1	90.9	34.4
Commodities	23.9	29.5	17.9	17.7	21.7	13.3	22.2	27.2	19.2
Portfolio diversification	(199.5)	-	-	(186.5)	-	-	(193.4)	-	-

Total market-based trading portfolio	$183.9	$260.5	$140.3	$157.1	$183.1	$132.2	$275.8	$375.2	$199.9

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
     The increase in average VaR for the three months ended March 31, 2011 compared to December 31, 2010 resulted from increased risk in equities and smaller increases in other exposure types.
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
Trading Portfolio Stress Testing
     Because the very nature of a VaR model suggests results can exceed our estimates, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from predefined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process has been established to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 60.

Interest Rate Risk Management for Nontrading Activities
     Interest rate risk represents the most significant market risk exposure to our nontrading balance sheet. Interest rate risk is measured as the potential volatility in our core net interest income caused by changes in market interest rates. Client-facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet.
     We prepare forward-looking forecasts of core net interest income. The baseline forecast takes into consideration expected future business growth, ALM positioning and the direction of interest rate movements as implied by the market-based forward curve. We then measure and evaluate the impact that alternative interest rate scenarios have on the baseline forecast in order to assess interest rate sensitivity under varied conditions. The core net interest income forecast is frequently updated for changing assumptions and differing outlooks based on economic trends, market conditions and business strategies. Thus, we continually monitor our balance sheet position in an effort to maintain an acceptable level of exposure to interest rate changes.
     Interest rate scenarios analyzed incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics, but do not include the impact of hedge ineffectiveness. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect core net interest income.
     Periodically, we evaluate the scenarios presented to ensure that they provide a comprehensive view of the Corporation’s interest rate risk exposure and are meaningful in the context of the current rate environment. Given the low level of short-end rates, we have determined that gradual downward shifts of 50 bps applied to the short-end of the market-based forward curve provide a more realistic view of potential exposure resulting from changes in interest rates. This replaces the 100 bp downward shift scenarios applied to the short-end of the market-based forward curve previously presented. In addition, a long-end flattener of (50) bps was added for comparability purposes.
     The spot and 12-month forward monthly rates used in our baseline forecasts at March 31, 2011 and December 31, 2010 are presented in Table 55.

Table 55
Forward Rates
	March 31, 2011			December 31, 2010
		Three-month			Three-month
	Federal Funds	LIBOR	10-Year Swap	Federal Funds	LIBOR	10-Year Swap

Spot rates	0.25%	0.30%	3.57%	0.25%	0.30%	3.39%
12-month forward rates	0.50	0.84	4.04	0.25	0.72	3.86

     Table 56 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from March 31, 2011 and December 31, 2010, resulting from gradual parallel and non-parallel shocks to the market-based forward curve. For further discussion of core net interest income, see page 19.

Table 56
Estimated Core Net Interest Income
(Dollars in millions)			March 31	December 31
Curve Change	Short Rate (bps)	Long Rate (bps)	2011	2010

+100 bps Parallel shift	+100	+100	$395	$601
-50 bps Parallel shift	-50	-50	(502)	(499)
Flatteners
Short end	+100	-	40	136
Long end	-	-50	(255)	(280)
Long end	-	-100	(566)	(637)
Steepeners
Short end	-50	-	(247)	(209)
Long end	-	+100	361	493

     The sensitivity analysis in Table 56 assumes that we take no action in response to these rate shifts over the indicated periods. Our core net interest income was asset sensitive to a parallel move in interest rates at both March 31, 2011 and December 31, 2010. Beyond what is already implied in the market-based forward curve, exposure to declining rates is materially unchanged since December 31, 2010. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
Securities
     The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At March 31, 2011 and December 31, 2010, AFS debt securities were $330.3 billion and $337.6 billion with a weighted-average duration of 5.1 years and 4.9 years, and primarily relates to our MBS and U.S. Treasury portfolio. During the three months ended March 31, 2011 and 2010, we purchased AFS debt securities of $23.5 billion and $64.9 billion, sold $10.9 billion and $34.3 billion, and had maturities and received paydowns of $17.7 billion and $18.7 billion. We realized $546 million and $734 million in net gains on sales of debt securities during the three months ended March 31, 2011 and 2010. There were no securitized residential mortgage loans into MBS for the three months ended March 31, 2011 compared to $1.6 billion during the same period in 2010, which we retained.
     Accumulated OCI includes after-tax net unrealized gains of $7.5 billion and $2.3 billion at March 31, 2011 and 2010, comprised primarily of after-tax net unrealized gains of nearly $7.5 billion and $2.3 billion related to AFS equity securities and after-tax net unrealized gains of $65 million and $36 million related to AFS debt securities. The amount of pre-tax accumulated OCI related to AFS debt securities decreased by $1.0 billion during the three months ended March 31, 2011 to $104 million primarily due to sales and increases in market yields.
     We recognized $88 million of OTTI losses through earnings on AFS debt securities in the three months ended March 31, 2011 compared to $601 million in the same period in 2010. There were no recognized OTTI losses on AFS marketable equity securities during the three months ended March 31, 2011 compared to $326 million in the same period in 2010.
     The recognition of impairment losses on AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost, the financial condition of the issuer of the security including credit ratings and the specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery. We do not intend to sell securities with unrealized losses and it is not more-likely-than-not that we will be required to sell those securities before recovery of amortized cost. Based on our evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at March 31, 2011 are other-than-temporarily impaired.
Residential Mortgage Portfolio
     At March 31, 2011 and December 31, 2010, our residential mortgage portfolio was $261.9 billion and $258.0 billion. During the three months ended March 31, 2011 and 2010, we retained $10.8 billion and $10.9 billion in first mortgages originated by Consumer Real Estate Services. Outstanding residential mortgage loans increased $4.0 billion at March 31, 2011 compared to December 31, 2010 as new origination volume was partially offset by paydowns, transfers to foreclosed properties and charge-offs. In addition, the repurchases of delinquent FHA-insured loans pursuant to our servicing agreements with GNMA also increased the residential mortgage portfolio during the three months ended March 31, 2011. There were no loans securitized during the three months ended March 31, 2011 as compared to $1.6 billion of residential mortgage loans securitized into MBS which we retained for the same period in 2010. We recognized gains of $38 million on securitizations completed during the three months ended March 31, 2010. For more information on these securitizations, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. During the three months ended March 31, 2011, we had $72 million of purchases of residential mortgages related to ALM activities. There were no purchases of residential mortgages related to ALM activities during the three months ended March 31, 2010. We sold $23 million of residential mortgages during the three months ended March 31, 2011, of which all were originated residential mortgages. This compares to sales of $243 million of residential mortgages during the three months ended March 31, 2010 of which $231 million were originated residential mortgages and $12 million were previously purchased from third parties. Net gains on these transactions were minimal. We received paydowns of $11.8 billion and $8.4 billion in the three months ended March 31, 2011 and 2010.
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
     Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures, and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps, foreign currency forward contracts and options to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities. Table 57 shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and estimated duration of our open ALM derivatives at March 31, 2011 and December 31, 2010. These amounts do not include derivative hedges on our MSRs.
     Changes to the composition of our derivatives portfolio during the three months ended March 31, 2011 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

     Table 57 includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments.

Table 57
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
		March 31, 2011
		Expected Maturity
									Average
(Dollars in millions, average estimated	Fair								Estimated
duration in years)	Value	Total	2011	2012	2013	2014	2015	Thereafter	Duration

Receive-fixed interest rate swaps (1, 2)	$6,175								5.10
Notional amount		$94,669	$-	$23,922	$7,911	$7,266	$8,088	$47,482
Weighted-average fixed-rate		4.15%	-%	2.67%	3.91%	3.67%	3.71%	5.09%
Pay-fixed interest rate swaps (1, 2)	(1,304)								9.36
Notional amount		$88,371	$-	$2,600	$1,435	$2,232	$8,916	$73,188
Weighted-average fixed-rate		3.54%	-%	1.48%	2.50%	2.53%	2.79%	3.75%
Same-currency basis swaps (3)	1,284
Notional amount		$144,716	$10,672	$47,138	$33,470	$22,614	$9,043	$21,779
Foreign exchange basis swaps (2, 4, 5)	6,446
Notional amount		279,109	24,209	45,390	54,095	52,028	28,017	75,370
Option products (6)	(101)
Notional amount (8)		8,040	200	1,500	2,250	600	300	3,190
Foreign exchange contracts (2, 5, 7)	3,717
Notional amount (8)		86,556	40,081	4,924	10,679	11,026	2,164	17,682
Futures and forward rate contracts	6
Notional amount (8)		6,700	6,700	-	-	-	-	-

Net ALM contracts	$16,223

		December 31, 2010
		Expected Maturity
									Average
(Dollars in millions, average estimated	Fair								Estimated
duration in years)	Value	Total	2011	2012	2013	2014	2015	Thereafter	Duration

Receive-fixed interest rate swaps (1, 2)	$7,364								4.45
Notional amount		$104,949	$8	$36,201	$7,909	$7,270	$8,094	$45,467
Weighted-average fixed-rate		3.94%	1.00%	2.49%	3.90%	3.66%	3.71%	5.19%
Pay-fixed interest rate swaps (1, 2)	(3,827)								6.03
Notional amount		$156,067	$50,810	$16,205	$1,207	$4,712	$10,933	$72,200
Weighted-average fixed-rate		3.02%	2.37%	2.15%	2.88%	2.40%	2.75%	3.76%
Same-currency basis swaps (3)	103
Notional amount		$152,849	$13,449	$49,509	$31,503	$21,085	$11,431	$25,872
Foreign exchange basis swaps (2, 4, 5)	4,830
Notional amount		235,164	21,936	39,365	46,380	41,003	23,430	63,050
Option products (6)	(120)
Notional amount (8)		6,572	(1,180)	2,092	2,390	603	311	2,356
Foreign exchange contracts (2, 5, 7)	4,272
Notional amount (8)		109,544	59,508	5,427	10,048	13,035	2,372	19,154
Futures and forward rate contracts	(21)
Notional amount (8)		(280)	(280)	-	-	-	-	-

Net ALM contracts	$12,601

(1)
At March 31, 2011 and December 31, 2010, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and will not be effective until their respective contractual start dates were $1.7 billion. The forward starting pay-fixed swap positions at March 31, 2011 and December 31, 2010 were $29.3 billion and $34.5 billion.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged in fair value hedge relationships using derivatives designated as hedging instruments that substantially offset the fair values of these derivatives.

(3)
At March 31, 2011 and December 31, 2010, same-currency basis swaps consist of $144.7 billion and $152.8 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
Option products of $8.0 billion at March 31, 2011 were comprised of $43 million in purchased caps/floors and $8.0 billion in swaptions. Option products of $6.6 billion at December 31, 2010 were comprised of $160 million in purchased caps/floors, $8.2 billion in swaptions and $(1.8) billion in foreign exchange options.

(7)
Foreign exchange contracts include foreign currency-denominated and cross-currency receive-fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional amount was comprised of $45.5 billion in foreign currency-denominated and cross-currency receive-fixed swaps and $41.1 billion in foreign currency forward rate contracts at March 31, 2011, and $57.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps and $52.0 billion in foreign currency forward rate contracts at December 31, 2010.

(8)	Reflects the net of long and short positions.
     We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions, including certain compensation costs (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.0 billion and $3.2 billion at March 31, 2011 and December 31, 2010. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes to prices or interest rates beyond what is implied in forward yield curves at March 31, 2011, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.7 billion, or 37 percent within the next year, 79 percent within five years, and 92 percent within 10 years, with the remaining eight percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

     We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax losses on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at March 31, 2011.
Mortgage Banking Risk Management
     We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
     Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At March 31, 2011 and December 31, 2010, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $72.8 billion and $129.0 billion.
     MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward rate agreements, Eurodollar and U.S. Treasury futures, as well as mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs at March 31, 2011 were $2.2 trillion and $69.2 billion. At December 31, 2010, the notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $1.6 trillion and $60.3 billion. For the three months ended March 31, 2011, we recorded losses in mortgage banking income of $244 million related to the change in fair value of these economic hedges compared to gains of $892 million for the same period in 2010. For additional information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Real Estate Services beginning on page 29.
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
     We approach compliance risk management on an enterprise and line of business level. The Operational and Compliance Risk Committee, which is a sub-committee of the Operational Risk Committee (ORC), provides oversight of significant compliance risk issues. Within Global Risk Management, Global Compliance Risk Management develops and implements the strategies, policies and practices for assessing and managing compliance risks across the organization. The lines of business are responsible for all the risks within the business line, including compliance risk. For more information on our Compliance Risk Management activities, refer to page 106 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Operational Risk Management
     The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, not solely in operations functions, and its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Global banking guidelines and country-specific requirements for managing operational risk were established in a set of rules known as Basel II. Basel II requires that banks have internal operational risk management processes to assess and measure operational risk exposure and to set aside appropriate capital to address those exposures.
     We approach operational risk management from two perspectives to best manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization and (2) at the line of business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. A sound internal governance structure ensures the effectiveness of the Corporation’s Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the Chief Risk Officer and a variety of management committees and risk oversight groups aligned to the Corporation’s overall risk governance framework and practices. Of these, the ORC oversees and approves the Corporation’s policies and processes to assure sound operational and compliance risk management. The ORC also serves as an escalation point for critical operational risk and compliance matters within the Corporation. The ORC reports operational risk activities to the Enterprise Risk Committee of the Board.
     Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to the lines of business, enterprise control functions, senior management, governance committees and the Board.
     Each line of business and enterprise control function is responsible for all risks within their respective line of business, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis and risk and control self-assessments, independent operational risk executives, working in conjunction with senior line of business executives, have developed key tools to proactively identify, measure, mitigate and monitor risk specific to each line of business and enterprise control function.
     Independent review and challenge to the Corporation’s overall operational risk management framework is performed by the Compliance and Internal Audit Divisions.
     For more information on our operational risk management activities, refer to pages 106 through 107 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Complex Accounting Estimates
     Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.
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

Level 3 Assets and Liabilities
     Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include consumer MSRs, highly structured, complex or long-dated derivative contracts, ABS, structured notes, certain CDOs and private equity investments for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model is not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques for which the determination of fair value requires significant management judgment or estimation. In the three months ended March 31, 2011, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.

Table 58
Level 3 Asset and Liability Summary
	March 31, 2011			December 31, 2010
		As a %			As a %
		of Total	As a %		of Total	As a %
	Level 3	Level 3	of Total	Level 3	Level 3	of Total
(Dollars in millions)	Fair Value	Assets	Assets	Fair Value	Assets	Assets

Trading account assets	$15,261	21.07%	0.67%	$15,525	19.56%	0.69%
Derivative assets	16,232	22.41	0.71	18,773	23.65	0.83
Available-for-sale debt securities	13,581	18.75	0.60	15,873	19.99	0.70
All other Level 3 assets at fair value	27,353	37.77	1.20	29,217	36.80	1.29

Total Level 3 assets at fair value (1)	$72,427	100.00%	3.18%	$79,388	100.00%	3.51%

		As a %			As a %
		of Total	As a %		of Total	As a %
	Level 3	Level 3	of Total	Level 3	Level 3	of Total
	Fair Value	Liabilities	Liabilities	Fair Value	Liabilities	Liabilities

Derivative liabilities	$9,813	67.83%	0.48%	$11,028	70.90%	0.54%
Long-term debt	3,138	21.69	0.15	2,986	19.20	0.15
All other Level 3 liabilities at fair value	1,517	10.48	0.08	1,541	9.90	0.07

Total Level 3 liabilities at fair value (1)	$14,468	100.00%	0.71%	$15,555	100.00%	0.76%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.
     During the three months ended March 31, 2011, we recognized net gains of $2.2 billion on Level 3 assets and liabilities which were primarily gains on trading account assets and net derivatives driven by income earned on IRLCs, which are derivative instruments related to the origination of mortgage loans that are held-for-sale. These gains were partially offset by losses on long-term debt. We also recorded pre-tax net unrealized gains of $42 million in accumulated OCI on Level 3 assets and liabilities during the three months ended March 31, 2011, primarily related to other taxable securities.
     Level 3 financial instruments, such as our consumer MSRs, may be economically hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital resources.
     We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur.
     During the three months ended March 31, 2011, the more significant transfers into Level 3 included $609 million of trading account assets and $637 million of long-term debt accounted for under the fair value option. Transfers into Level 3 for trading account assets were primarily driven by certain collateralized loan obligations which were transferred into Level 3 due to a lack of pricing transparency. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain equity-linked structured notes.

     During the three months ended March 31, 2011, the more significant transfers out of Level 3 included $686 million of trading account assets and $1.6 billion of other assets. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS and consumer ABS portfolios. Transfers out of Level 3 for other assets were the result of an IPO of a private equity investment.
Goodwill and Intangible Assets
Background
     The nature of and accounting for goodwill and intangible assets are discussed in Note 1 — Summary of Significant Accounting Principles and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K as well as Complex Accounting Estimates beginning on page 107 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.
     Based on the results of the 2010 annual impairment test, we determined that goodwill was not impaired in any of the reporting units as of June 30, 2010.
     Due to continued stress on Global Card Services as well as the result of the Financial Reform Act, we concluded that an additional impairment analysis should be performed for this reporting unit during the third quarter of 2010. Based on the results of the third quarter 2010 goodwill impairment test for Global Card Services, we determined that goodwill was impaired for this reporting unit and recorded a non-cash, non-tax deductible goodwill impairment charge of $10.4 billion during the three months ended September 30, 2010.
     During the fourth quarter of 2010, we performed an impairment test for the Consumer Real Estate Services reporting unit as it was likely that there was a decline in its fair value as a result of increased uncertainties and risks in the business. Based on the results of the fourth quarter 2010 goodwill impairment test for Consumer Real Estate Services we determined that goodwill was impaired for this reporting unit and recorded a non-cash, non-tax deductible goodwill impairment charge of $2.0 billion as of December 31, 2010.
First Quarter 2011 Goodwill Impairment Test
     Due to the continued stress on Global Card Services, we performed an impairment analysis for this reporting unit during the three months ended March 31, 2011. In step one of the goodwill impairment test, the fair value of Global Card Services was estimated under the income approach. The significant assumptions under the income approach included the discount rate, terminal value, expected loss rates and expected new account growth. The carrying amount, fair value and goodwill for the Global Card Services reporting unit were $25.9 billion, $30.2 billion and $11.9 billion, respectively. The estimated fair value as a percent of the carrying amount at March 31, 2011 was 117 percent. Although the fair value exceeded the carrying amount in step one of the Global Card Services goodwill impairment test, to further substantiate the value of goodwill, we also performed the step two test for this reporting unit. Under step two of the goodwill impairment test for this reporting unit, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment test indicated that the remaining balance of goodwill of $11.9 billion was not impaired as of March 31, 2011.
     On December 16, 2010, the Federal Reserve released proposed regulations to implement the Durbin Amendment of the Financial Reform Act, which are scheduled to be effective July 21, 2011. Although the range of revenue loss estimate based on the proposed rule was slightly higher than our original estimate of $2.0 billion, given the uncertainty around the potential outcome, we did not change the revenue loss estimate used in the goodwill impairment test during the three months ended March 31, 2011. If the final Federal Reserve rule sets interchange fee standards that are significantly lower than the interchange fee assumptions we used in this goodwill impairment test, we will be required to perform an additional goodwill impairment test which may result in additional impairment of goodwill in Global Card Services. In view of the uncertainty with model inputs including the final ruling, changes in the economic outlook and the corresponding impact to revenues and asset quality, and the impacts of mitigation actions, it is not possible to estimate the amount or range of amounts of additional goodwill impairment, if any.
     During the three months ended March 31, 2011, we also performed an impairment test for the Consumer Real Estate Services reporting unit as it was likely that there was a decline in its fair value as a result of uncertainties, including existing and potential litigation exposure and other related risks, higher current servicing costs including loss mitigation efforts, foreclosure related issues and the redeployment of centralized sales resources to address servicing needs. In step one of the goodwill impairment test, the fair value of Consumer Real Estate Services was estimated based on a combination of the market approach and the income approach. Under the market approach valuation, significant assumptions included market multiples and a control premium. The significant assumptions for the valuation of Consumer Real Estate Services under the income approach included cash flow estimates, the discount rate and the terminal value. These assumptions were updated to reflect the current strategic plan forecast and to address the increased uncertainties referenced above. Based on the results of step one of the impairment test, we determined that the carrying amount of Consumer Real Estate Services, including goodwill, exceeded the fair value. The carrying amount, fair value and goodwill for the Consumer Real Estate Services reporting unit were $17.7 billion, $12.9 billion and $2.8 billion, respectively. The estimated fair value as a percent of the carrying amount at March 31, 2011 was 73 percent. Accordingly, we performed step two of the goodwill impairment test for this reporting unit. In step two, we compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under step two of the goodwill impairment test, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment test indicated that the remaining balance of goodwill of $2.8 billion was not impaired as of March 31, 2011.
     As we obtain additional information relative to our litigation exposure, representations and warranties repurchase obligations, servicing costs and foreclosure related issues, it is possible that such information, if significantly different than the assumptions used in this goodwill impairment test, may result in additional impairment in the Consumer Real Estate Services reporting unit.
Representations and Warranties
     The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors. Depending upon the counterparty, these factors include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that we will receive a repurchase request, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that we will be required to repurchase a loan, and the experience with and the behavior of the counterparty. The estimate of the liability for representations and warranties is based upon currently available information, significant judgement, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of our liability. Representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. For those claims where we have established a representations and warranties liability as discussed in Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, an assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $1.1 billion or decrease of approximately $1.2 billion in the representations and warranties liability as of March 31, 2011. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
     For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties and Other Mortgage-related Matters beginning on page 44, as well as Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

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
Core Net Interest Income – Net interest income on a FTE basis excluding the impact of market-based activities.
Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) – Legislation signed into law on May 22, 2009 to provide changes to credit card industry practices including significantly restricting credit card issuers’ ability to change interest rates and assess fees to reflect individual consumer risk, change the way payments are applied and requiring changes to consumer credit card disclosures. The majority of the provisions became effective on February 22, 2010, while certain provisions became effective in the third quarter of 2010.
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
Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (troubled debt restructurings or TDRs). Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans not secured by real estate, and consumer loans secured by real estate where repayments are insured by the FHA are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
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
Tier 1 Common Capital – Tier 1 capital including any CES, less preferred stock, qualifying trust preferred securities, hybrid securities and qualifying noncontrolling interest in subsidiaries.
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

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability Market Risk Committee
ARM	Adjustable-rate mortgage
CDO	Collateralized debt obligation
CES	Common Equivalent Securities
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
DVA	Debit valuation adjustment
EAD	Exposure at default
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HPI	Home Price Index
IPO	Initial public offering
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
ORC	Operational Risk Committee
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
RMBS	Residential mortgage-backed securities
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
TLGP	Temporary Liquidity Guarantee Program
VA	U.S. Department of Veterans Affairs

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Market Risk Management beginning on page 102 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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

Changes in internal controls

     There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Income

	Three Months Ended March 31
(Dollars in millions, except per share information)	2011	2010

Interest income
Loans and leases	$11,929	$13,475
Debt securities	2,882	3,116
Federal funds sold and securities borrowed or purchased under agreements to resell	517	448
Trading account assets	1,626	1,743
Other interest income	968	1,097

Total interest income	17,922	19,879

Interest expense
Deposits	839	1,122
Short-term borrowings	1,184	818
Trading account liabilities	627	660
Long-term debt	3,093	3,530

Total interest expense	5,743	6,130

Net interest income	12,179	13,749

Noninterest income
Card income	1,828	1,976
Service charges	2,032	2,566
Investment and brokerage services	3,101	3,025
Investment banking income	1,578	1,240
Equity investment income	1,475	625
Trading account profits	2,722	5,236
Mortgage banking income	630	1,500
Insurance income	613	715
Gains on sales of debt securities	546	734
Other income	261	1,204
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(111)	(1,819)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	23	1,218

Net impairment losses recognized in earnings on available-for-sale debt securities	(88)	(601)

Total noninterest income	14,698	18,220

Total revenue, net of interest expense	26,877	31,969

Provision for credit losses	3,814	9,805

Noninterest expense
Personnel	10,168	9,158
Occupancy	1,189	1,172
Equipment	606	613
Marketing	564	487
Professional fees	646	517
Amortization of intangibles	385	446
Data processing	695	648
Telecommunications	371	330
Other general operating	5,457	3,883
Merger and restructuring charges	202	521

Total noninterest expense	20,283	17,775

Income before income taxes	2,780	4,389
Income tax expense	731	1,207

Net income	$2,049	$3,182

Preferred stock dividends	310	348

Net income applicable to common shareholders	$1,739	$2,834

Per common share information
Earnings	$0.17	$0.28
Diluted earnings	0.17	0.28
Dividends paid	0.01	0.01

Average common shares issued and outstanding (in thousands)	10,075,875	9,177,468

Average diluted common shares issued and outstanding (in thousands)	10,181,351	10,005,254

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Balance Sheet

	March 31	December 31
(Dollars in millions)	2011	2010

Assets
Cash and cash equivalents	$97,542	$108,427
Time deposits placed and other short-term investments	23,707	26,433
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $93,800 and $78,599 measured at fair value and $228,223 and $209,249 pledged as collateral)	234,056	209,616
Trading account assets (includes $9,993 and $28,093 pledged as collateral)	208,761	194,671
Derivative assets	65,334	73,000
Debt securities:
Available-for-sale (includes $107,766 and $99,925 pledged as collateral)	330,345	337,627
Held-to-maturity, at cost (fair value - $431 and $427)	431	427

Total debt securities	330,776	338,054

Loans and leases (includes $3,687 and $3,321 measured at fair value and $81,602 and $91,730 pledged as collateral)	932,425	940,440
Allowance for loan and lease losses	(39,843)	(41,885)

Loans and leases, net of allowance	892,582	898,555

Premises and equipment, net	14,151	14,306
Mortgage servicing rights (includes $15,282 and $14,900 measured at fair value)	15,560	15,177
Goodwill	73,869	73,861
Intangible assets	9,560	9,923
Loans held-for-sale (includes $17,646 and $25,942 measured at fair value)	25,003	35,058
Customer and other receivables	97,318	85,704
Other assets (includes $78,661 and $70,531 measured at fair value)	186,313	182,124

Total assets	$2,274,532	$2,264,909

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)

Trading account assets	$12,012	$19,627
Derivative assets	2,280	2,027
Available-for-sale debt securities	2,104	2,601
Loans and leases	146,309	145,469
Allowance for loan and lease losses	(8,335)	(8,935)

Loans and leases, net of allowance	137,974	136,534

Loans held-for-sale	1,605	1,953
All other assets	4,883	7,086

Total assets of consolidated VIEs	$160,858	$169,828

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet (continued)

	March 31	December 31
(Dollars in millions)	2011	2010

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$286,357	$285,200
Interest-bearing (includes $2,982 and $2,732 measured at fair value)	652,096	645,713
Deposits in non-U.S. offices:
Noninterest-bearing	7,894	6,101
Interest-bearing	73,828	73,416

Total deposits	1,020,175	1,010,430

Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $37,308 and $37,424 measured at fair value)	260,521	245,359
Trading account liabilities	88,478	71,985
Derivative liabilities	53,501	55,914
Commercial paper and other short-term borrowings (includes $6,421 and $7,178 measured at fair value)	58,324	59,962
Accrued expenses and other liabilities (includes $22,549 and $33,229 measured at fair value and $961 and $1,188 of reserve for unfunded lending commitments)	128,221	144,580
Long-term debt (includes $53,748 and $50,984 measured at fair value)	434,436	448,431

Total liabilities	2,043,656	2,036,661

Commitments and contingencies (Note 8 – Securitizations and Other Variable Interest Entities, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 3,943,660 and 3,943,660 shares	16,562	16,562
Common stock and additional paid-in capital, $0.01 par value; authorized — 12,800,000,000 shares; issued and outstanding — 10,131,803,417 and 10,085,154,806 shares	151,379	150,905
Retained earnings	62,483	60,849
Accumulated other comprehensive income (loss)	463	(66)
Other	(11)	(2)

Total shareholders’ equity	230,876	228,248

Total liabilities and shareholders’ equity	$2,274,532	$2,264,909

Liabilities of consolidated VIEs included in total liabilities above

Commercial paper and other short-term borrowings (includes $726 and $706 of non-recourse liabilities)	$6,954	$6,742
Long-term debt (includes $59,978 and $66,309 of non-recourse debt)	65,197	71,013
All other liabilities (includes $230 and $382 of non-recourse liabilities)	1,240	9,141

Total liabilities of consolidated VIEs	$73,391	$86,896

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Changes in Shareholders’ Equity

		Common Stock and			Accumulated
		Additional Paid-in			Other		Total	Comprehensive
	Preferred	Capital		Retained	Comprehensive		Shareholders’	Income
(Dollars in millions, shares in thousands)	Stock	Shares	Amount	Earnings	Income (Loss)	Other	Equity	(Loss)

Balance, December 31, 2009	$37,208	8,650,244	$128,734	$71,233	$(5,619)	$(112)	$231,444
Cumulative adjustment for accounting change - Consolidation of certain variable interest entities				(6,154)	(116)		(6,270)	$(116)
Net income				3,182			3,182	3,182
Net change in available-for-sale debt and marketable equity securities					944		944	944
Net change in derivatives					(161)		(161)	(161)
Employee benefit plan adjustments					66		66	66
Net change in foreign currency translation adjustments					(43)		(43)	(43)
Dividends paid:
Common				(102)			(102)
Preferred				(348)			(348)
Common stock issued under employee plans and related tax effects		95,757	1,070			36	1,106
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244				-
Other						5	5

Balance, March 31, 2010	$17,964	10,032,001	$149,048	$67,811	$(4,929)	$(71)	$229,823	$3,872

Balance, December 31, 2010	$16,562	10,085,155	$150,905	$60,849	$(66)	$(2)	$228,248
Net income				2,049			2,049	$2,049
Net change in available-for-sale debt and marketable equity securities					161		161	161
Net change in derivatives					266		266	266
Employee benefit plan adjustments					75		75	75
Net change in foreign currency translation adjustments					27		27	27
Dividends paid:
Common				(105)			(105)
Preferred				(310)			(310)
Common stock issued under employee plans and related tax effects		46,648	474			(10)	464
Other						1	1

Balance, March 31, 2011	$16,562	10,131,803	$151,379	$62,483	$463	$(11)	$230,876	$2,578

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2011	2010

Operating activities
Net income	$2,049	$3,182
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for credit losses	3,814	9,805
Gains on sales of debt securities	(546)	(734)
Depreciation and premises improvements amortization	507	566
Amortization of intangibles	385	446
Deferred income tax expense	292	736
Net decrease in trading and derivative instruments	7,750	6,770
Net (increase) decrease in other assets	(5,099)	5,723
Net increase (decrease) in accrued expenses and other liabilities	(16,827)	6,115
Other operating activities, net	7,099	(8,733)

Net cash provided by (used in) operating activities	(576)	23,876

Investing activities
Net decrease in time deposits placed and other short-term investments	2,726	4,023
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(24,440)	(7,105)
Proceeds from sales of available-for-sale debt securities	11,410	35,022
Proceeds from paydowns and maturities of available-for-sale debt securities	17,715	18,690
Purchases of available-for-sale debt securities	(23,479)	(64,899)
Proceeds from sales of loans and leases	470	857
Other changes in loans and leases, net	1,326	12,990
Net purchases of premises and equipment	(352)	(213)
Proceeds from sales of foreclosed properties	579	751
Cash received due to impact of adoption of new consolidation guidance	-	2,807
Other investing activities, net	77	2,884

Net cash provided by (used in) investing activities	(13,968)	5,807

Financing activities
Net increase (decrease) in deposits	9,745	(15,509)
Net increase in federal funds purchased and securities loaned or sold under agreements to repurchase	15,162	15,416
Net decrease in commercial paper and other short-term borrowings	(1,638)	(6,255)
Proceeds from issuance of long-term debt	8,621	23,280
Retirement of long-term debt	(27,957)	(22,750)
Cash dividends paid	(415)	(450)
Excess tax benefits on share-based payments	39	45
Other financing activities, net	-	(11)

Net cash provided by (used in) financing activities	3,557	(6,234)

Effect of exchange rate changes on cash and cash equivalents	102	6

Net increase (decrease) in cash and cash equivalents	(10,885)	23,455
Cash and cash equivalents at January 1	108,427	121,339

Cash and cash equivalents at March 31	$97,542	$144,794

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
     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions.
     These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Corporation’s 2010 Annual Report on Form 10-K. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior period amounts have been reclassified to conform to current period presentation.
     Effective January 1, 2011, the Corporation changed the name of the segment formerly known as Home Loans & Insurance to Consumer Real Estate Services. For additional information, see Note 6 — Outstanding Loans and Leases.

New Accounting Pronouncements
     In April 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance on troubled debt restructurings (TDRs), including how to determine whether a loan modification represents a concession and whether the debtor is experiencing financial difficulties. This new accounting guidance will be effective for the Corporation’s interim period ending September 30, 2011 with retrospective application back to January 1, 2011. The impact of this new accounting guidance is expected to be primarily on disclosures.

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
     At the end of certain quarterly periods during the three years ended December 31, 2009, the Corporation had recorded certain sales of agency mortgage-backed securities (MBS) which, based on an ongoing internal review and interpretation, should have been recorded as secured financings. The Corporation is currently conducting a detailed review to determine whether there are additional sales of agency MBS which should have been recorded as secured financings. Upon completion of this detailed review, additional transactions will likely be identified, certain of which may require additional consideration for disclosure purposes. For additional information, see Note 1 — Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Loans and Leases
     The FASB issued new disclosure guidance, effective on a prospective basis for the Corporation’s 2010 year-end reporting, that addresses disclosure of loans and other financing receivables and the related allowance. The new accounting guidance defines a portfolio segment as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and defines a class of financing receivables as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s portfolio segments are home loans, credit card and other consumer, and commercial. The classes within the home loans portfolio segment are residential mortgage, home equity and discontinued real estate; these classes are further segregated between the core portfolio and Legacy Asset Servicing, as discussed in Note 6 – Outstanding Loans and Leases. The classes within the credit card and other consumer portfolio segment are U.S. credit card, non-U.S. credit card, direct/indirect consumer and other consumer. The classes within the commercial portfolio segment are U.S. commercial, commercial real estate, commercial lease financing, non-U.S. commercial and U.S. small business commercial. Under this new accounting guidance, the allowance is presented by portfolio segment.

NOTE 2 – Merger and Restructuring Activity
     Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and its recent acquisitions. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The table below presents the components of merger and restructuring charges.

	Three Months Ended
	March 31
(Dollars in millions)	2011	2010

Severance and employee-related charges	$69	$151
Systems integrations and related charges	106	310
Other	27	60

Total merger and restructuring charges	$202	$521

     For the three months ended March 31, 2011, all merger-related charges related to the Merrill Lynch & Co., Inc. (Merrill Lynch) acquisition. For the three months ended March 31, 2010, $408 million of merger-related charges related to the Merrill Lynch acquisition and $113 million related to earlier acquisitions.
     The table below presents the changes in restructuring reserves for the three months ended March 31, 2011 and 2010. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the total merger and restructuring charges in the table above. Substantially all of the amounts in the table below relate to the Merrill Lynch acquisition.

	Restructuring Reserves
(Dollars in millions)	2011	2010

Balance, January 1	$336	$403
Exit costs and restructuring charges:
Merrill Lynch	65	106
Other	-	30
Cash payments and other	(237)	(294)

Balance, March 31	$164	$245

NOTE 3 – Trading Account Assets and Liabilities
     The table below presents the components of trading account assets and liabilities at March 31, 2011 and December 31, 2010.

	March 31	December 31
(Dollars in millions)	2011	2010

Trading account assets
U.S. government and agency securities (1)	$56,717	$60,811
Corporate securities, trading loans and other	53,414	49,352
Equity securities	35,393	32,129
Non-U.S. sovereign debt	41,999	33,523
Mortgage trading loans and asset-backed securities	21,238	18,856

Total trading account assets	$208,761	$194,671

Trading account liabilities
U.S. government and agency securities	$34,761	$29,340
Equity securities	21,222	15,482
Non-U.S. sovereign debt	21,576	15,813
Corporate securities and other	10,919	11,350

Total trading account liabilities	$88,478	$71,985

(1)	Includes $10.2 billion and $29.7 billion of government-sponsored enterprise (GSE) obligations at March 31, 2011 and December 31, 2010.

NOTE 4 – Derivatives
Derivative Balances
     Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. The Corporation enters into derivatives to facilitate client transactions, for principal trading purposes and to manage risk exposures. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. The tables below identify derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2011 and December 31, 2010. Balances are presented on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	March 31, 2011
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional(1)	Hedges	Hedges (2)	Total	Hedges	Hedges (2)	Total

Interest rate contracts
Swaps	$43,902.2	$1,003.0	$9.0	$1,012.0	$993.5	$1.9	$995.4
Futures and forwards	11,799.0	3.6	-	3.6	4.3	-	4.3
Written options	2,969.7	-	-	-	76.8	-	76.8
Purchased options	2,990.0	81.9	-	81.9	-	-	-
Foreign exchange contracts
Swaps	860.4	31.4	2.9	34.3	31.1	1.0	32.1
Spot, futures and forwards	3,083.0	41.2	0.4	41.6	41.3	0.6	41.9
Written options	905.2	-	-	-	12.1	-	12.1
Purchased options	912.5	12.0	-	12.0	-	-	-
Equity contracts
Swaps	45.3	1.3	-	1.3	1.9	-	1.9
Futures and forwards	86.8	2.6	-	2.6	2.4	-	2.4
Written options	263.7	-	-	-	21.2	-	21.2
Purchased options	207.5	23.0	-	23.0	-	-	-
Commodity contracts
Swaps	85.7	6.9	-	6.9	7.8	-	7.8
Futures and forwards	488.7	6.9	-	6.9	5.1	-	5.1
Written options	108.7	-	-	-	9.8	-	9.8
Purchased options	107.2	9.5	-	9.5	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,130.1	57.1	-	57.1	32.2	-	32.2
Total return swaps/other	33.7	0.7	-	0.7	0.3	-	0.3
Written credit derivatives:
Credit default swaps	2,067.9	31.4	-	31.4	51.6	-	51.6
Total return swaps/other	33.6	0.4	-	0.4	0.6	-	0.6

Gross derivative assets/liabilities		$1,312.9	$12.3	$1,325.2	$1,292.0	$3.5	$1,295.5
Less: Legally enforceable master netting agreements				(1,202.3)			(1,202.3)
Less: Cash collateral applied				(57.6)			(39.7)

Total derivative assets/liabilities				$65.3			$53.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $3.3 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2010
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges (2)	Total	Hedges	Hedges (2)	Total

Interest rate contracts
Swaps	$42,719.2	$1,193.9	$14.9	$1,208.8	$1,187.9	$2.2	$1,190.1
Futures and forwards	9,939.2	6.0	-	6.0	4.7	-	4.7
Written options	2,887.7	-	-	-	82.8	-	82.8
Purchased options	3,026.2	88.0	-	88.0	-	-	-
Foreign exchange contracts
Swaps	630.1	26.5	3.7	30.2	28.5	2.1	30.6
Spot, futures and forwards	2,652.9	41.3	-	41.3	44.2	-	44.2
Written options	439.6	-	-	-	13.2	-	13.2
Purchased options	417.1	13.0	-	13.0	-	-	-
Equity contracts
Swaps	42.4	1.7	-	1.7	2.0	-	2.0
Futures and forwards	78.8	2.9	-	2.9	2.1	-	2.1
Written options	242.7	-	-	-	19.4	-	19.4
Purchased options	193.5	21.5	-	21.5	-	-	-
Commodity contracts
Swaps	90.2	8.8	0.2	9.0	9.3	-	9.3
Futures and forwards	413.7	4.1	-	4.1	2.8	-	2.8
Written options	86.3	-	-	-	6.7	-	6.7
Purchased options	84.6	6.6	-	6.6	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,184.7	69.8	-	69.8	34.0	-	34.0
Total return swaps/other	26.0	0.9	-	0.9	0.2	-	0.2
Written credit derivatives:
Credit default swaps	2,133.5	33.3	-	33.3	63.2	-	63.2
Total return swaps/other	22.5	0.5	-	0.5	0.5	-	0.5

Gross derivative assets/liabilities		$1,518.8	$18.8	$1,537.6	$1,501.5	$4.3	$1,505.8
Less: Legally enforceable master netting agreements				(1,406.3)			(1,406.3)
Less: Cash collateral applied				(58.3)			(43.6)

Total derivative assets/liabilities				$73.0			$55.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $4.1 billion of long-term debt designated as a hedge of foreign currency risk.
ALM and Risk Management Derivatives
     The Corporation’s asset and liability management (ALM) and risk management activities include the use of derivatives to mitigate risk to the Corporation including both derivatives that are designated as qualifying accounting hedges and economic hedges. Interest rate, commodity, credit and foreign exchange contracts are utilized in the Corporation’s ALM and risk management activities.
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

     Interest rate and market risk can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and euro-dollar futures as economic hedges of the fair value of mortgage servicing rights (MSRs). For additional information on MSRs, see Note 19 – Mortgage Servicing Rights.
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

Fair Value Hedges
     The table below summarizes certain information related to the Corporation’s derivatives designated as fair value hedges for the three months ended March 31, 2011 and 2010.

	Amounts Recognized in Income
	for the Three Months Ended March 31
	2011
		Hedged	Hedge
(Dollars in millions)	Derivative	Item	Ineffectiveness

Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$(934)	$789	$(145)
Interest rate and foreign currency risk on long-term debt (1)	749	(806)	(57)
Interest rate risk on available-for-sale securities (2, 3)	1,152	(1,084)	68
Price risk on commodity inventory (4)	(4)	4	-

Total	$963	$(1,097)	$(134)

	2010

Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$885	$(1,013)	$(128)
Interest rate and foreign currency risk on long-term debt (1)	(1,375)	1,251	(124)
Interest rate risk on available-for-sale securities (2, 3)	(30)	19	(11)
Price risk on commodity inventory (4)	57	(61)	(4)

Total	$(463)	$196	$(267)

(1)	Amounts are recorded in interest expense on long-term debt.

(2)	Amounts are recorded in interest income on available-for-sale (AFS) securities.

(3)
Measurement of ineffectiveness in the three months ended March 31, 2011 and 2010 includes $1 million and $4 million of interest costs on short forward contracts. The Corporation considers this as part of the cost of hedging and it is offset by the fixed coupon receipt on the AFS security that is recognized in interest income on securities.

(4)	Amounts are recorded in trading account profits.
Cash Flow Hedges
     The table on page 132 summarizes certain information related to the Corporation’s derivatives designated as cash flow hedges and net investment hedges for the three months ended March 31, 2011 and 2010. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of approximately $1.7 billion ($1.1 billion after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items.
     Amounts related to interest rate risk on variable rate portfolios reclassified from accumulated OCI increased interest income on assets by $79 million and $47 million during the three months ended March 31, 2011 and 2010, and increased interest expense on liabilities by $384 million and $128 million for the three months ended March 31, 2011 and 2010. Amounts reclassified from accumulated OCI exclude amounts related to derivative interest accruals which increased interest expense by $76 million for the three months ended March 31, 2011 and increased interest income by $62 million for the same period in 2010.
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
     Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude losses of $161 million related to long-term debt designated as a net investment hedge for the three months ended March 31, 2011 compared to gains of $262 million for the same period in 2010.

	Three Months Ended March 31
	2011
			Hedge
	Gains (losses)		Ineffectiveness
	Recognized in	Gains (losses)	and Amounts
	Accumulated	in Income	Excluded from
	OCI on	Reclassified from	Effectiveness
(Dollars in millions, amounts pre-tax)	Derivatives	Accumulated OCI	Testing(1)

Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$156	$(305)	$(4)
Commodity price risk on forecasted purchases and sales	(8)	2	(2)
Price risk on restricted stock awards	(55)	(26)	-
Price risk on equity investments included in available-for-sale securities	-	-	-

Total	$93	$(329)	$(6)

Net investment hedges
Foreign exchange risk	$(962)	$423	$(111)

	2010

Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(502)	$(81)	$(13)
Commodity price risk on forecasted purchases and sales	32	3	-
Price risk on restricted stock awards	144	11	-
Price risk on equity investments included in available-for-sale securities	6	-	-

Total	$(320)	$(67)	$(13)

Net investment hedges
Foreign exchange risk	$978	$-	$(65)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.
     The Corporation entered into equity total return swaps to hedge a portion of restricted stock units (RSUs) granted to certain employees in the three months ended March 31, 2011 as part of their 2010 compensation. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances, and certain awards may be settled in cash. These RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. From time to time, the Corporation may enter into equity derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of any RSUs that may be granted from time to time, if any, subject to similar or other terms and conditions. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on RSUs and related hedges, see Note 12 – Shareholders’ Equity.

Economic Hedges
     Derivatives accounted for as economic hedges, because either they did not qualify for or were not designated as accounting hedges, are used by the Corporation to reduce certain risk exposures. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2011 and 2010. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

	Three Months Ended March 31
(Dollars in millions)	2011	2010

Price risk on mortgage banking production income (1, 2)	$(55)	$1,356
Interest rate risk on mortgage banking servicing income (1)	(145)	798
Credit risk on loans (3)	(30)	(56)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	3,394	(3,988)
Other (5)	(10)	96

Total	$3,154	$(1,794)

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.

(2)
Includes gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $926 million and $1.9 billion for the three months ended March 31, 2011 and 2010.

(3)	Gains (losses) on these derivatives are recorded in other income.

(4)	The majority of the balance is related to the revaluation of economic hedges on foreign currency-denominated debt which is recorded in other income.

(5)	Gains (losses) on these derivatives are recorded in other income or in personnel expense for hedges of certain RSUs.

Sales and Trading Revenue
     The Corporation enters into trading derivatives to facilitate client transactions, for principal trading purposes, and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Banking & Markets (GBAM) business segment. The related sales and trading revenue generated within GBAM is recorded in various income statement line items including trading account profits and net interest income as well as other revenue categories. However, the vast majority of income related to derivative instruments is recorded in trading account profits. The table below identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue categorized by primary risk for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
	2011
	Trading		Net
	Account	Other	Interest
(Dollars in millions)	Profits	Revenues (1)	Income	Total

Interest rate risk	$303	$(33)	$220	$490
Foreign exchange risk	222	(3)	2	221
Equity risk	521	690	53	1,264
Credit risk	1,403	553	793	2,749
Other risk	138	15	(38)	115

Total sales and trading revenue	$2,587	$1,222	$1,030	$4,839

	2010
Interest rate risk	$1,059	$23	$182	$1,264
Foreign exchange risk	295	(1)	-	294
Equity risk	874	596	46	1,516
Credit risk	2,661	30	994	3,685
Other risk	166	52	(49)	169

Total sales and trading revenue	$5,055	$700	$1,173	$6,928

(1)	Represents investment and brokerage services and other income recorded in GBAM that the Corporation includes in its definition of sales and trading revenue.
Credit Derivatives
     The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives derive value based on an underlying third party-referenced obligation or a portfolio of referenced obligations and generally require the Corporation, as the seller of credit protection, to make payments to a buyer upon the occurrence of a predefined credit event. Such credit events generally include bankruptcy of the referenced credit entity and failure to pay under the obligation, as well as acceleration of indebtedness and payment repudiation or moratorium. For credit derivatives based on a portfolio of referenced credits or credit indices, the Corporation may not be required to make payment until a specified amount of loss has occurred and/or may only be required to make payment up to a specified amount.

     Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2011 and December 31, 2010 are summarized below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

	March 31, 2011
	Carrying Value
	Less than	One to	Three to	Over
(Dollars in millions)	One Year	Three Years	Five Years	Five Years	Total

Credit default swaps:
Investment grade	$96	$1,204	$4,609	$12,869	$18,778
Non-investment grade	457	5,020	6,929	20,375	32,781

Total	553	6,224	11,538	33,244	51,559

Total return swaps/other:
Investment grade	-	-	73	283	356
Non-investment grade	2	2	7	220	231

Total	2	2	80	503	587

Total credit derivatives	$555	$6,226	$11,618	$33,747	$52,146

Credit-related notes: (1)
Investment grade	1	148	17	859	1,025
Non-investment grade	14	45	289	2,631	2,979

Total credit-related notes	$15	$193	$306	$3,490	$4,004

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$131,682	$444,217	$464,652	$267,558	$1,308,109
Non-investment grade	82,856	292,615	176,428	207,856	759,755

Total	214,538	736,832	641,080	475,414	2,067,864

Total return swaps/other:
Investment grade	85	-	22,994	7,501	30,580
Non-investment grade	68	184	1,414	1,366	3,032

Total	153	184	24,408	8,867	33,612

Total credit derivatives	$214,691	$737,016	$665,488	$484,281	$2,101,476

	December 31, 2010
	Carrying Value
	Less than	One to	Three to	Over
(Dollars in millions)	One Year	Three Years	Five Years	Five Years	Total

Credit default swaps:
Investment grade	$158	$2,607	$7,331	$14,880	$24,976
Non-investment grade	598	6,630	7,854	23,106	38,188

Total	756	9,237	15,185	37,986	63,164

Total return swaps/other:
Investment grade	-	-	38	60	98
Non-investment grade	1	2	2	415	420

Total	1	2	40	475	518

Total credit derivatives	$757	$9,239	$15,225	$38,461	$63,682

Credit-related notes: (1)
Investment grade	-	136	-	949	1,085
Non-investment grade	9	33	174	2,315	2,531

Total credit-related notes	$9	$169	$174	$3,264	$3,616

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$133,691	$466,565	$475,715	$275,434	$1,351,405
Non-investment grade	84,851	314,422	178,880	203,930	782,083

Total	218,542	780,987	654,595	479,364	2,133,488

Total return swaps/other:
Investment grade	-	10	15,413	4,012	19,435
Non-investment grade	113	78	951	1,897	3,039

Total	113	88	16,364	5,909	22,474

Total credit derivatives	$218,655	$781,075	$670,959	$485,273	$2,155,962

(1)	Maximum payout/notional for credit-related notes is the same as these amounts.

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
     The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying amount and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at March 31, 2011 was $33.2 billion and $1.3 trillion compared to $43.7 billion and $1.4 trillion at December 31, 2010.
     Credit-related notes in the table on page 135 include investments in securities issued by collateralized debt obligations (CDOs), collateralized loan obligations (CLOs) and credit-linked note vehicles. These instruments are classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed for these instruments.
Credit Risk Management of Derivatives and Credit-related Contingent Features
     The Corporation executes the majority of its derivative contracts in the over-the-counter (OTC) market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit ratings downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously described on page 128, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
     Substantially all of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master agreements that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness. At March 31, 2011 and December 31, 2010, the Corporation held cash and securities collateral of $72.5 billion and $76.0 billion, and posted cash and securities collateral of $54.4 billion and $61.2 billion in the normal course of business under derivative agreements.
     In connection with certain OTC derivative contracts and other trading agreements, the Corporation could be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. If the long-term credit rating of the Corporation was incrementally downgraded by one level by all ratings agencies, the amount of additional collateral and termination payments required for such derivatives and trading agreements would have been approximately $1.2 billion at both March 31, 2011 and December 31, 2010. A second incremental one-level downgrade by the ratings agencies would have required approximately $1.1 billion in additional collateral and termination payments at both March 31, 2011 and December 31, 2010.
     The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty. During the three months ended March 31, 2011 and 2010, credit valuation gains (losses) of $148 million and $326 million ($(466) million and $(69) million, net of hedges) for counterparty credit risk related to derivative assets were recognized in trading account profits. At March 31, 2011 and December 31, 2010, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $6.7 billion and $6.8 billion.
     In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities are adjusted to reflect the impact of the Corporation’s credit quality. During the three months ended March 31, 2011 and 2010, the Corporation recorded DVA losses of $308 million ($357 million, net of hedges) and $171 million in trading account profits for changes in the Corporation’s or its subsidiaries’ credit risk. At March 31, 2011 and December 31, 2010, the Corporation’s cumulative DVA reduced the derivative liabilities balance by $807 million and $1.1 billion.
NOTE 5 – Securities
     The table below presents the amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of AFS debt and marketable equity securities at March 31, 2011 and December 31, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, March 31, 2011
U.S. Treasury and agency securities	$49,361	$625	$(887)	$49,099
Mortgage-backed securities:
Agency	192,301	2,605	(3,136)	191,770
Agency collateralized mortgage obligations	34,819	237	(29)	35,027
Non-agency residential (1)	20,625	536	(507)	20,654
Non-agency commercial	6,116	684	(1)	6,799
Non-U.S. securities	4,250	63	(11)	4,302
Corporate bonds	4,340	134	(5)	4,469
Other taxable securities, substantially all ABS	12,883	75	(90)	12,868

Total taxable securities	324,695	4,959	(4,666)	324,988
Tax-exempt securities	5,546	31	(220)	5,357

Total available-for-sale debt securities	$330,241	$4,990	$(4,886)	$330,345

Available-for-sale marketable equity securities (2)	$8,535	$11,925	$(15)	$20,445

Available-for-sale debt securities, December 31, 2010
U.S. Treasury and agency securities	$49,413	$604	$(912)	$49,105
Mortgage-backed securities:
Agency	190,409	3,048	(2,240)	191,217
Agency collateralized mortgage obligations	36,639	401	(23)	37,017
Non-agency residential (1)	23,458	588	(929)	23,117
Non-agency commercial	6,167	686	(1)	6,852
Non-U.S. securities	4,054	92	(7)	4,139
Corporate bonds	5,157	144	(10)	5,291
Other taxable securities, substantially all ABS	15,514	39	(161)	15,392

Total taxable securities	330,811	5,602	(4,283)	332,130
Tax-exempt securities	5,687	32	(222)	5,497

Total available-for-sale debt securities	$336,498	$5,634	$(4,505)	$337,627

Available-for-sale marketable equity securities (2)	$8,650	$10,628	$(13)	$19,265

(1)
At March 31, 2011, includes approximately 88 percent prime bonds, seven percent Alt-A bonds and five percent subprime bonds. At December 31, 2010, includes approximately 90 percent prime bonds, eight percent Alt-A bonds and two percent subprime bonds.

(2)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.
     At March 31, 2011, the accumulated net unrealized gains on AFS debt securities included in accumulated OCI were $65 million, net of the related income tax expense of $39 million. At March 31, 2011, both the amortized cost and fair value of held-to-maturity (HTM) debt securities were $431 million. At December 31, 2010, both the amortized cost and fair value of HTM debt securities were $427 million. At March 31, 2011 and December 31, 2010, the Corporation had nonperforming AFS debt securities, included in other-than-temporarily impaired securities, of $18 million and $44 million.

     The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities as presented in the table below for the three months ended March 31, 2011 and 2010. Upon initial impairment of a security, total OTTI losses represent the excess of the amortized cost over the fair value. For subsequent impairments of the same security, OTTI losses represent additional declines in fair value subsequent to the previously recorded OTTI losses, if applicable. Unrealized OTTI losses recognized in accumulated OCI represent the non-credit component of OTTI losses on AFS debt securities. Net impairment losses recognized in earnings represent the credit component of OTTI losses on AFS debt securities and total OTTI losses for AFS debt securities which the Corporation does not intend to hold to recovery. For certain securities, the Corporation recognized credit losses in excess of unrealized losses in accumulated OCI. In these instances, a portion of the credit losses recognized in earnings is offset by an unrealized gain. Balances in the table exclude $10 million and $93 million of gross gains recorded in accumulated OCI related to these securities for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
	Non-agency	Non-agency			Other
	Residential	Commercial	Non-U.S.	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total

Total OTTI losses (unrealized and realized)	$(110)	$-	$-	$-	$(1)	$(111)
Unrealized OTTI losses recognized in accumulated OCI	23	-	-	-	-	23

Net impairment losses recognized in earnings	$(87)	$-	$-	$-	$(1)	$(88)

	Three Months Ended March 31, 2010
Total OTTI losses (unrealized and realized)	$(720)	$(29)	$(716)	$(22)	$(332)	$(1,819)
Unrealized OTTI losses recognized in accumulated OCI	445	23	539	18	193	1,218

Net impairment losses recognized in earnings	$(275)	$(6)	$(177)	$(4)	$(139)	$(601)

     The table below presents activity for the three months ended March 31, 2011 and 2010 related to the credit component recognized in earnings on debt securities for which a portion of the OTTI loss remains in accumulated OCI.

	Three Months Ended
	March 31
(Dollars in millions)	2011	2010

Balance, January 1	$1,055	$442
Additions for the credit component on debt securities on which OTTI losses were not previously recognized (1)	24	131
Additions for the credit component on debt securities on which OTTI losses were previously recognized (1)	25	302

Balance, March 31	$1,104	$875

(1)
In 2011 and 2010, the Corporation recognized $39 million and $168 million of OTTI losses on debt securities on which no portion of OTTI loss remained in accumulated OCI at period end. OTTI losses related to these securities are excluded from these amounts.

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

     Based on the expected cash flows derived from the applicable model, the Corporation expects to recover the unrealized losses in accumulated OCI on non-agency residential mortgage-backed securities (RMBS). Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers (FICO) and geographic concentrations. The weighted-average severity by collateral type was 44 percent for prime bonds, 51 percent for Alt-A bonds and 58 percent for subprime bonds. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 41 percent for prime bonds, 60 percent for Alt-A bonds and 67 percent for subprime bonds. Significant assumptions used in the valuation of non-agency RMBS were as follows at March 31, 2011.

		Range(1)
	Weighted-	10th	90th
	average	Percentile (2)	Percentile (2)

Prepayment speed	10.6%	3.0%	24.5%
Loss severity	49.7	20.0	61.7
Life default rate	51.0	2.6	99.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

     The table below presents the current fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at March 31, 2011 and 2010, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

	Less than Twelve Months		Twelve Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	Value	Losses	Value	Losses	Value	Losses

Temporarily-impaired available-for-sale debt securities at March 31, 2011
U.S. Treasury and agency securities	$2,978	$(39)	$26,084	$(848)	$29,062	$(887)
Mortgage-backed securities:
Agency	98,864	(3,135)	58	(1)	98,922	(3,136)
Agency collateralized mortgage obligations	2,983	(9)	1,103	(20)	4,086	(29)
Non-agency residential	5,610	(158)	1,971	(202)	7,581	(360)
Non-agency commercial	-	-	9	(1)	9	(1)
Non-U.S. securities	-	-	208	(11)	208	(11)
Corporate bonds	252	(5)	-	-	252	(5)
Other taxable securities	102	(2)	6,374	(64)	6,476	(66)

Total taxable securities	110,789	(3,348)	35,807	(1,147)	146,596	(4,495)
Tax-exempt securities	2,148	(104)	1,699	(115)	3,847	(219)

Total temporarily-impaired available-for-sale debt securities	112,937	(3,452)	37,506	(1,262)	150,443	(4,714)
Temporarily-impaired available-for-sale marketable equity securities	4	(3)	21	(12)	25	(15)

Total temporarily-impaired available-for-sale securities	112,941	(3,455)	37,527	(1,274)	150,468	(4,729)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	171	(15)	694	(132)	865	(147)
Other taxable securities	-	-	137	(24)	137	(24)
Tax-exempt securities	-	-	8	(1)	8	(1)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities (2)	$113,112	$(3,470)	$38,366	$(1,431)	$151,478	$(4,901)

Temporarily-impaired available-for-sale debt securities at December 31, 2010
U.S. Treasury and agency securities	$27,384	$(763)	$2,382	$(149)	$29,766	$(912)
Mortgage-backed securities:
Agency	85,517	(2,240)	-	-	85,517	(2,240)
Agency collateralized mortgage obligations	3,220	(23)	-	-	3,220	(23)
Non-agency residential	6,385	(205)	2,245	(274)	8,630	(479)
Non-agency commercial	47	(1)	-	-	47	(1)
Non-U.S. securities	-	-	70	(7)	70	(7)
Corporate bonds	465	(9)	22	(1)	487	(10)
Other taxable securities	3,414	(38)	46	(7)	3,460	(45)

Total taxable securities	126,432	(3,279)	4,765	(438)	131,197	(3,717)
Tax-exempt securities	2,325	(95)	568	(119)	2,893	(214)

Total temporarily-impaired available-for-sale debt securities	128,757	(3,374)	5,333	(557)	134,090	(3,931)
Temporarily-impaired available-for-sale marketable equity securities	7	(2)	19	(11)	26	(13)

Total temporarily-impaired available-for-sale securities	128,764	(3,376)	5,352	(568)	134,116	(3,944)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	128	(11)	530	(439)	658	(450)
Other taxable securities	-	-	223	(116)	223	(116)
Tax-exempt securities	68	(8)	-	-	68	(8)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities (2)	$128,960	$(3,395)	$6,105	$(1,123)	$135,065	$(4,518)

(1)	Includes other-than-temporarily impaired AFS debt securities on which a portion of the OTTI loss remains in OCI.

(2)
At March 31, 2011, the amortized cost of approximately 7,300 AFS securities exceeded their fair value by $4.9 billion. At December 31, 2010, the amortized cost of approximately 8,500 AFS securities exceeded their fair value by $4.5 billion.

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
     The amortized cost and fair value of the Corporation’s investment in AFS debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), and Freddie Mac (FHLMC) and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at March 31, 2011 and December 31, 2010 are presented in the table below.

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
(Dollars in millions)	Cost	Value	Cost	Value

Fannie Mae	$132,260	$130,892	$123,662	$123,107
Government National Mortgage Association	69,220	70,267	72,863	74,305
Freddie Mac	25,640	25,638	30,523	30,822
U.S Treasury Securities	46,295	45,874	46,576	46,081

     The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at March 31, 2011 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2011
			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$1,344	5.00%	$1,651	2.40%	$12,122	3.60%	$34,244	4.40%	$49,361	4.10%
Mortgage-backed securities:
Agency	25	5.00	76,998	4.30	46,955	4.00	68,323	3.80	192,301	4.00
Agency-collateralized mortgage obligations	17	0.70	12,787	2.80	12,751	4.10	9,264	2.30	34,819	3.20
Non-agency residential	186	10.30	3,513	6.60	1,373	5.50	15,553	4.20	20,625	4.80
Non-agency commercial	511	5.00	5,062	6.50	232	9.60	311	6.70	6,116	6.50
Non-U.S. securities	1,452	1.10	2,633	5.20	165	4.00	-	-	4,250	5.10
Corporate bonds	134	4.80	3,044	2.30	1,106	3.90	56	1.90	4,340	2.60
Other taxable securities	2,832	1.10	4,618	1.40	200	4.00	5,233	0.90	12,883	1.17

Total taxable securities	6,501	2.57	110,306	4.11	74,904	4.00	132,984	3.79	324,695	3.91
Tax-exempt securities	196	4.00	938	4.30	1,331	3.80	3,081	4.50	5,546	4.28

Total amortized cost of AFS debt securities	$6,697	2.61	$111,244	4.12	$76,235	3.99	$136,065	3.80	$330,241	3.91

Fair value of AFS debt securities
U.S. Treasury and agency securities	$1,346		$1,686		$12,426		$33,641		$49,099
Mortgage-backed securities:
Agency	25		78,696		46,687		66,362		191,770
Agency-collateralized mortgage obligations	18		12,740		12,954		9,315		35,027
Non-agency residential	163		3,632		1,402		15,457		20,654
Non-agency commercial	518		5,653		274		354		6,799
Non-U.S. securities	1,433		2,699		170		-		4,302
Corporate bonds	139		3,118		1,154		58		4,469
Other taxable securities	2,834		4,655		204		5,175		12,868

Total taxable securities	6,476		112,879		75,271		130,362		324,988
Tax-exempt securities	197		946		1,332		2,882		5,357

Total fair value of AFS debt securities	$6,673		$113,825		$76,603		$133,244		$330,345

(1)	Yields are calculated based on the amortized cost of the securities.

     The gross realized gains and losses on sales of debt securities for the three months ended March 31, 2011 and 2010 are presented in the table below.

	Three months ended March 31
(Dollars in millions)	2011	2010

Gross gains	$554	$906
Gross losses	(8)	(172)

Net gains on sales of debt securities	$546	$734

Income tax expense attributable to realized net gains on sales of debt securities	$202	$272

Certain Corporate and Strategic Investments
     At March 31, 2011 and December 31, 2010, the Corporation owned 25.6 billion shares representing approximately 10 percent of China Construction Bank (CCB). Of the Corporation’s investment in CCB, 23.6 billion shares are classified as AFS. Sales restrictions on the remaining two billion CCB shares continue until August 2013 and accordingly these shares continue to be carried at cost. At March 31, 2011, the cost basis of the Corporation’s total investment in CCB was $9.2 billion, the carrying value was $21.0 billion and the fair value was $22.2 billion. At December 31, 2010, the cost basis was $9.2 billion, the carrying value was $19.7 billion and the fair value was $20.8 billion. The investment is recorded in other assets. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005.
     At March 31, 2011 and December 31, 2010, the Corporation owned approximately 13.6 million preferred shares, or seven percent of BlackRock, Inc., a publicly traded investment company. The carrying value of this investment at both March 31, 2011 and December 31, 2010 was $2.2 billion and the fair value was $2.7 billion and $2.6 billion. The Corporation’s investment is recorded at cost due to restrictions that affect the marketability of the preferred shares.
     In 2010, a third-party investor in a joint venture in which the Corporation held a 46.5 percent ownership interest sold its interest to the joint venture, resulting in an increase in the Corporation’s ownership interest to 49 percent. The joint venture was formed in 2009 with First Data Corporation (First Data) creating Banc of America Merchant Services, LLC. Under the terms of the agreement, the Corporation contributed its merchant processing business to the joint venture and First Data contributed certain merchant processing contracts and personnel resources. The investment in the joint venture, which was initially recorded at a fair value of $4.7 billion, is accounted for under the equity method of accounting with income recorded in equity investment income. The carrying value at March 31, 2011 and December 31, 2010 was $4.6 billion and $4.7 billion.

NOTE 6 – Outstanding Loans and Leases
     The tables below present total outstanding loans and leases and an aging analysis at March 31, 2011 and December 31, 2010.
     Consumer Real Estate Services was realigned effective January 1, 2011 into its ongoing operations which are now referred to as Home Loans & Insurance, a separately managed legacy mortgage portfolio which is referred to as Legacy Asset Servicing, and Other which primarily includes the results of certain MSR activities. Legacy Asset Servicing is responsible for servicing loans on its balance sheet and loans serviced for others including loans held in other business segments and All Other. This includes servicing delinquent loans and managing the runoff and exposures related to selected residential mortgages and home equity loans, including discontinued real estate products, Countrywide purchased credit-impaired (PCI) loans and certain loans that met a predefined delinquency status or probability of default threshold as of January 1, 2011. The criteria for inclusion of certain loans in the Legacy Asset Servicing portfolio may continue to be evaluated over time. Therefore, the Corporation’s residential mortgage and home equity classes of financing receivables are further segregated between the Legacy Asset Servicing and core portfolios.

	March 31, 2011
			Total Past	Total Current	Purchased	Loans
	30-89 Days	90 Days or	Due 30 Days	or Less Than 30	Credit -	Measured at	Total
(Dollars in millions)	Past Due (1)	More Past Due (2)	or More	Days Past Due (3)	Impaired (4)	Fair Value	Outstandings

Home loans
Core portfolio
Residential mortgage (5)	$2,101	$1,377	$3,478	$165,693	$-		$169,171
Home equity	369	136	505	69,512	-		70,017
Legacy Asset Servicing portfolio
Residential mortgage	6,279	34,277	40,556	41,839	10,368		92,763
Home equity	1,593	2,036	3,629	47,514	12,469		63,612
Discontinued real estate (6)	88	411	499	900	11,295		12,694
Credit card and other consumer
U.S. credit card	2,215	2,879	5,094	102,013	-		107,107
Non-U.S. credit card	693	691	1,384	25,851	-		27,235
Direct/Indirect consumer (7)	1,323	989	2,312	87,132	-		89,444
Other consumer (8)	71	38	109	2,645	-		2,754

Total consumer	14,732	42,834	57,566	543,099	34,132		634,797

Commercial
U.S. commercial	1,096	1,148	2,244	171,898	1		174,143
Commercial real estate (9)	828	3,335	4,163	42,691	154		47,008
Commercial lease financing	101	34	135	21,428	-		21,563
Non-U.S. commercial	17	8	25	36,859	37		36,921
U.S. small business commercial	338	390	728	13,578	-		14,306

Total commercial loans	2,380	4,915	7,295	286,454	192		293,941
Commercial loans measured at fair value (10)	-	-	-	-	-	$3,687	3,687

Total commercial	2,380	4,915	7,295	286,454	192	3,687	297,628

Total loans and leases	$17,112	$47,749	$64,861	$829,553	$34,324	$3,687	$932,425

Percentage of outstandings	1.84%	5.12%	6.96%	88.97%	3.68%	0.39%

(1)
Home loans includes $3.1 billion of Federal Housing Administration (FHA) insured loans, $795 million of nonperforming loans and $127 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.

(2)
Home loans includes $19.8 billion of FHA-insured loans and $381 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.

(3)	Home loans includes $1.5 billion of nonperforming loans as all principal and interest are not current or are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance and exclude $1.5 billion of PCI home loans from the Merrill Lynch acquisition which are included in their appropriate aging categories.

(5)	Total outstandings include non-U.S. residential mortgages of $92 million at March 31, 2011.

(6)	Total outstandings include $11.4 billion of pay option loans and $1.3 billion of subprime loans at March 31, 2011. The Corporation no longer originates these products.

(7)
Total outstandings include dealer financial services loans of $41.0 billion, consumer lending of $11.5 billion, U.S. securities-based lending margin loans of $19.7 billion, student loans of $6.6 billion, non-U.S. consumer loans of $8.5 billion and other consumer loans of $2.1 billion at March 31, 2011.

(8)	Total outstandings include consumer finance loans of $1.9 billion, other non-U.S. consumer loans of $818 million and consumer overdrafts of $69 million at March 31, 2011.

(9)	Total outstandings include U.S. commercial real estate loans of $44.6 billion and non-U.S. commercial real estate loans of $2.4 billion at March 31, 2011.

(10)
Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $1.4 billion, non-U.S. commercial loans of $2.3 billion and commercial real estate loans of $68 million at March 31, 2011. See Note 16 — Fair Value Measurements and Note 17 — Fair Value Option for additional information.

	December 31, 2010
			Total Past	Total Current	Purchased	Loans
	30-89 Days	90 Days or	Due 30 Days	or Less Than 30	Credit -	Measured at	Total
(Dollars in millions)	Past Due (1)	More Past Due (2)	or More	Days Past Due (3)	Impaired (4)	Fair Value	Outstandings

Home loans
Core portfolio
Residential mortgage (5)	$1,396	$1,255	$2,651	$164,276	$-		$166,927
Home equity	198	105	303	71,216	-		71,519
Legacy Asset Servicing portfolio
Residential mortgage	6,878	31,985	38,863	41,591	10,592		91,046
Home equity	1,888	2,186	4,074	49,798	12,590		66,462
Discontinued real estate (6)	107	419	526	930	11,652		13,108
Credit card and other consumer
U.S. credit card	2,593	3,320	5,913	107,872	-		113,785
Non-U.S. credit card	755	599	1,354	26,111	-		27,465
Direct/Indirect consumer (7)	1,608	1,104	2,712	87,596	-		90,308
Other consumer (8)	90	50	140	2,690	-		2,830

Total consumer	15,513	41,023	56,536	552,080	34,834		643,450

Commercial
U.S. commercial	946	1,453	2,399	173,185	2		175,586
Commercial real estate (9)	721	3,554	4,275	44,957	161		49,393
Commercial lease financing	118	31	149	21,793	-		21,942
Non-U.S. commercial	27	6	33	31,955	41		32,029
U.S. small business commercial	360	438	798	13,921	-		14,719

Total commercial loans	2,172	5,482	7,654	285,811	204		293,669
Commercial loans measured at fair value (10)	-	-	-	-	-	$3,321	3,321

Total commercial	2,172	5,482	7,654	285,811	204	3,321	296,990

Total loans and leases	$17,685	$46,505	$64,190	$837,891	$35,038	$3,321	$940,440

Percentage of outstandings	1.88%	4.95%	6.83%	89.10%	3.72%	0.35%

(1)
Home loans includes $2.3 billion of FHA-insured loans, $818 million of nonperforming loans and $156 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.

(2)
Home loans includes $16.8 billion of FHA-insured loans and $372 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of new accounting guidance effective January 1, 2010.

(3)	Home loans includes $1.1 billion of nonperforming loans as all principal and interest are not current or are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance and exclude $1.6 billion of PCI home loans from the Merrill Lynch acquisition which are included in their appropriate aging categories.

(5)	Total outstandings include non-U.S. residential mortgages of $90 million at December 31, 2010.

(6)	Total outstandings include $11.8 billion of pay option loans and $1.3 billion of subprime loans at December 31, 2010. The Corporation no longer originates these products.

(7)
Total outstandings include dealer financial services loans of $42.9 billion, consumer lending of $12.9 billion, U.S. securities-based lending margin loans of $16.6 billion, student loans of $6.8 billion, non-U.S. consumer loans of $8.0 billion and other consumer loans of $3.1 billion at December 31, 2010.

(8)	Total outstandings include consumer finance loans of $1.9 billion, other non-U.S. consumer loans of $803 million and consumer overdrafts of $88 million at December 31, 2010.

(9)	Total outstandings include U.S. commercial real estate loans of $46.9 billion and non-U.S. commercial real estate loans of $2.5 billion at December 31, 2010.

(10)
Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $1.6 billion, non-U.S. commercial loans of $1.7 billion and commercial real estate loans of $79 million at December 31, 2010. See Note 16 — Fair Value Measurements and Note 17 — Fair Value Option for additional information.

     The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $1.0 billion and $1.1 billion at March 31, 2011 and December 31, 2010. The vehicles are VIEs from which the Corporation purchases credit protection and in which the Corporation does not have a variable interest; and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At March 31, 2011 and December 31, 2010, the Corporation had a receivable of $494 million and $722 million from these vehicles for reimbursement of losses. At March 31, 2011 and December 31, 2010, $49.8 billion and $53.9 billion of residential mortgage loans were referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.
     In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $16.7 billion and $14.3 billion at March 31, 2011 and December 31, 2010, providing full protection on residential mortgage loans that become severely delinquent. Substantially all of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses.

Nonperforming Loans and Leases
     The table below includes the Corporation’s nonperforming loans and leases, including nonperforming TDRs, and loans accruing past due 90 days or more at March 31, 2011 and December 31, 2010. Nonperforming loans and leases exclude performing TDRs and loans accounted for under the fair value option. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. In addition, PCI loans, consumer credit card, business card loans and in general consumer loans not secured by real estate, including renegotiated loans, are not considered nonperforming and are therefore excluded from nonperforming loans and leases in the table. See Note 1 — Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K for further information on the criteria to determine if a loan is classified as nonperforming. Real estate-secured past due consumer loans insured by the FHA are reported as performing since the principal repayment is insured by the FHA.

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010

Home loans
Core portfolio
Residential mortgage (1)	$1,596	$1,510	$118	$16
Home equity	149	107	-	-
Legacy Asset Servicing portfolio
Residential mortgage (1)	15,870	16,181	19,636	16,752
Home equity	2,410	2,587	-	-
Discontinued real estate	327	331	-	-
Credit card and other consumer
U.S. credit card	n/a	n/a	2,879	3,320
Non-U.S. credit card	n/a	n/a	691	599
Direct/Indirect consumer	68	90	940	1,058
Other consumer	36	48	3	2

Total consumer	20,456	20,854	24,267	21,747

Commercial
U.S. commercial	3,056	3,453	123	236
Commercial real estate	5,695	5,829	168	47
Commercial lease financing	53	117	16	18
Non-U.S. commercial	155	233	7	6
U.S. small business commercial	172	204	302	325

Total commercial	9,131	9,836	616	632

Total consumer and commercial	$29,587	$30,690	$24,883	$22,379

(1)
Residential mortgage loans accruing past due 90 days or more are loans insured by the FHA. At March 31, 2011 and December 31, 2010, residential mortgage includes $11.1 billion and $8.3 billion of loans on which interest has been curtailed by the FHA although principal is still insured and $8.7 billion and $8.5 billion of loans on which the FHA is paying interest.

n/a	= not applicable
     Included in certain loan categories in nonperforming loans and leases in the table above are TDRs that were classified as nonperforming. At March 31, 2011 and December 31, 2010, the Corporation had $3.4 billion and $3.0 billion of residential mortgages, $509 million and $535 million of home equity, $76 million and $75 million of discontinued real estate, $165 million and $175 million of U.S. commercial, $812 million and $770 million of commercial real estate and $32 million and $7 million of non-U.S. commercial loans that were TDRs and classified as nonperforming.

Credit Quality Indicators
     The Corporation monitors credit quality within its three portfolio segments based on primary credit quality indicators. Within the home loans portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined LTV which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, refreshed quarterly. Refreshed FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. Refreshed FICO score is also a primary credit quality indicator for the credit card and other consumer portfolio segment and the business card portfolio within U.S. small business commercial. The Corporation’s commercial loans are evaluated using pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as special mention, substandard or doubtful. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

     The tables below present certain credit quality indicators for the Corporation’s home loans, credit card and other consumer loans, and commercial loan portfolio segments at March 31, 2011 and December 31, 2010.

Home Loans
	March 31, 2011
		Legacy Asset					Legacy Asset	Countrywide
	Core Portfolio	Servicing	Countrywide	Core Portfolio	Legacy Asset	Countrywide	Servicing	Discontinued
	Residential	Residential	Residential	Home	Servicing Home	Home Equity	Discontinued	Real Estate
(Dollars in millions)	Mortgage (1)	Mortgage (1)	Mortgage PCI (2)	Equity (1)	Equity (1)	PCI (2)	Real Estate (1)	PCI (2)

Refreshed LTV (3)
Less than 90 percent	$103,827	$22,515	$4,232	$48,663	$18,591	$2,356	$1,003	$7,288
Greater than 90 percent but less than 100 percent	12,014	6,901	1,755	7,746	5,740	1,280	150	1,314
Greater than 100 percent	16,090	26,548	4,381	13,608	26,812	8,833	246	2,693
FHA loans (4)	37,240	26,431	-	-	-	-	-	-

Total home loans	$169,171	$82,395	$10,368	$70,017	$51,143	$12,469	$1,399	$11,295

Refreshed FICO score
Less than 620	$5,562	$21,166	$4,010	$4,161	$11,156	$3,317	$637	$7,020
Greater than or equal to 620	126,369	34,798	6,358	65,856	39,987	9,152	762	4,275
FHA loans (4)	37,240	26,431	-	-	-	-	-	-

Total home loans	$169,171	$82,395	$10,368	$70,017	$51,143	$12,469	$1,399	$11,295

(1)	Excludes Countrywide PCI loans.

(2)	Excludes Merrill Lynch PCI home loans.

(3)	Refreshed LTV percentages for PCI loans were calculated using the carrying value net of the related allowance for loan and lease losses.

(4)	Credit quality indicators are not reported for FHA-insured loans as principal repayment is insured by the FHA.

Credit Card and Other Consumer
	March 31, 2011
	U.S. Credit	Non-U.S.	Direct/Indirect	Other
(Dollars in millions)	Card	Credit Card	Consumer	Consumer (1)

Refreshed FICO score
Less than 620	$12,630	$605	$5,855	$940
Greater than or equal to 620	94,477	7,616	45,920	927
Other internal credit metrics (2, 3, 4)	-	19,014	37,669	887

Total credit card and other consumer	$107,107	$27,235	$89,444	$2,754

(1)	97 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $27.7 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $7.1 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the select European countries’ credit card portfolios and a portion of the Canadian credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At March 31, 2011, 95 percent of this portfolio was current or less than 30 days past due, two percent was 30-89 days past due and three percent was 90 days past due or more.

Commercial (1)
	March 31, 2011
			Commercial		U.S. Small
	U.S.	Commercial	Lease	Non-U.S.	Business
(Dollars in millions)	Commercial	Real Estate	Financing	Commercial	Commercial

Risk Ratings
Pass rated	$160,211	$28,719	$20,407	$35,194	$2,898
Reservable criticized	13,932	18,289	1,156	1,727	998

Refreshed FICO score
Less than 620	n/a	n/a	n/a	n/a	796
Greater than or equal to 620	n/a	n/a	n/a	n/a	4,997
Other internal credit metrics (2, 3)	n/a	n/a	n/a	n/a	4,617

Total commercial credit	$174,143	$47,008	$21,563	$36,921	$14,306

(1)	Includes $192 million of PCI loans in the commercial portfolio segment and excludes $3.7 billion of loans accounted for under the fair value option.

(2)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

(3)
U.S. small business commercial includes business card and small business loans which are evaluated using internal credit metrics, including delinquency status. At March 31, 2011, 96 percent was current or less than 30 days past due.

n/a = not applicable

Home Loans
	December 31, 2010
		Legacy Asset					Legacy Asset	Countrywide
	Core Portfolio	Servicing	Countrywide	Core Portfolio	Legacy Asset	Countrywide	Servicing	Discontinued
	Residential	Residential	Residential	Home	Servicing Home	Home Equity	Discontinued	Real Estate
(Dollars in millions)	Mortgage (1)	Mortgage (1)	Mortgage PCI (2)	Equity (1)	Equity (1)	PCI (2)	Real Estate (1)	PCI (2)

Refreshed LTV (3)
Less than 90 percent	$107,374	$22,886	$3,710	$51,555	$22,125	$2,313	$1,033	$6,713
Greater than 90 percent but less than 100 percent	11,842	8,065	1,664	7,534	6,504	1,215	155	1,319
Greater than 100 percent	15,012	28,256	5,218	12,430	25,243	9,062	268	3,620
FHA loans (4)	32,699	21,247	-	-	-	-	-	-

Total home loans	$166,927	$80,454	$10,592	$71,519	$53,872	$12,590	$1,456	$11,652

Refreshed FICO score
Less than 620	$5,429	$22,054	$4,016	$3,932	$11,562	$3,206	$663	$7,168
Greater than or equal to 620	128,799	37,153	6,576	67,587	42,310	9,384	793	4,484
FHA loans (4)	32,699	21,247	-	-	-	-	-	-

Total home loans	$166,927	$80,454	$10,592	$71,519	$53,872	$12,590	$1,456	$11,652

(1)	Excludes Countrywide PCI loans.

(2)	Excludes Merrill Lynch PCI home loans.

(3)	Refreshed LTV percentages for PCI loans were calculated using the carrying value net of the related allowance for loan and lease losses.

(4)	Credit quality indicators are not reported for FHA-insured loans as principal repayment is insured by the FHA.

Credit Card and Other Consumer
	December 31, 2010
	U.S. Credit	Non-U.S.	Direct/Indirect	Other
(Dollars in millions)	Card	Credit Card	Consumer	Consumer (1)

Refreshed FICO score
Less than 620	$14,159	$631	$6,748	$979
Greater than or equal to 620	99,626	7,528	48,209	961
Other internal credit metrics (2, 3, 4)	-	19,306	35,351	890

Total credit card and other consumer	$113,785	$27,465	$90,308	$2,830

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $24.0 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $7.4 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the select European countries’ credit card portfolios and a portion of the Canadian credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At December 31, 2010, 95 percent of this portfolio was current or less than 30 days past due, three percent was 30-89 days past due and two percent was 90 days past due or more.

Commercial (1)
	December 31, 2010
			Commercial		U.S. Small
	U.S.	Commercial	Lease	Non-U.S.	Business
(Dollars in millions)	Commercial	Real Estate	Financing	Commercial	Commercial

Risk Ratings
Pass rated	$160,154	$29,757	$20,754	$30,180	$3,139
Reservable criticized	15,432	19,636	1,188	1,849	988

Refreshed FICO score
Less than 620	n/a	n/a	n/a	n/a	888
Greater than or equal to 620	n/a	n/a	n/a	n/a	5,083
Other internal credit metrics (2, 3)	n/a	n/a	n/a	n/a	4,621

Total commercial credit	$175,586	$49,393	$21,942	$32,029	$14,719

(1)	Includes $204 million of PCI loans in the commercial portfolio segment and excludes $3.3 billion of loans accounted for under the fair value option.

(2)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

(3)
U.S. small business commercial includes business card and small business loans which are evaluated using internal credit metrics, including delinquency status. At December 31, 2010, 95 percent was current or less than 30 days past due.

n/a = not applicable

Impaired Loans and Troubled Debt Restructurings

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, all TDRs, including both commercial and consumer TDRs, and the renegotiated credit card, consumer lending and small business loan portfolios (the renegotiated portfolio). Impaired loans exclude nonperforming consumer loans unless they are classified as TDRs, all commercial leases and all loans accounted for under the fair value option. PCI loans are reported separately beginning on page 152.

     The following tables present impaired loans in the Corporation’s home loans and commercial loan portfolio segments at March 31, 2011 and December 31, 2010. The impaired home loans table below consists primarily of loans managed by Legacy Asset Servicing. Certain impaired home loans and commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value.

Impaired Loans - Home Loans
				Three Months Ended
	March 31, 2011			March 31, 2011		March 31, 2010
	Unpaid			Average	Interest	Average	Interest
	Principal	Carrying	Related	Carrying	Income	Carrying	Income
(Dollars in millions)	Balance	Value	Allowance	Value	Recognized (1)	Value	Recognized (1)

With no recorded allowance
Residential mortgage	$6,983	$5,455	n/a	$5,628	$54	$3,002	$37
Home equity	1,446	442	n/a	484	5	427	4
Discontinued real estate	401	237	n/a	227	2	226	2
With an allowance recorded
Residential mortgage	$9,888	$8,630	$1,190	$7,751	$71	$5,012	$54
Home equity	1,640	1,397	718	1,302	7	1,886	5
Discontinued real estate	218	160	28	170	2	151	2

Total
Residential mortgage	$16,871	$14,085	$1,190	$13,379	$125	$8,014	$91
Home equity	3,086	1,839	718	1,786	12	2,313	9
Discontinued real estate	619	397	28	397	4	377	4

				Year Ended
	December 31, 2010			December 31, 2010

With no recorded allowance
Residential mortgage	$5,493	$4,382	n/a	$4,429	$184
Home equity	1,411	437	n/a	493	21
Discontinued real estate	361	218	n/a	219	8
With an allowance recorded
Residential mortgage	$8,593	$7,406	$1,154	$5,226	$196
Home equity	1,521	1,284	676	1,509	23
Discontinued real estate	247	177	41	170	7

Total
Residential mortgage	$14,086	$11,788	$1,154	$9,655	$380
Home equity	2,932	1,721	676	2,002	44
Discontinued real estate	608	395	41	389	15

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

n/a = not applicable

Impaired Loans - Commercial
				Three Months Ended
	March 31, 2011			March 31, 2011		March 31, 2010
	Unpaid			Average	Interest	Average	Interest
	Principal	Carrying	Related	Carrying	Income	Carrying	Income
(Dollars in millions)	Balance	Value	Allowance	Value	Recognized (1)	Value	Recognized (1)

With no recorded allowance
U.S. commercial	$488	$372	n/a	$406	$-	$476	$1
Commercial real estate	2,719	1,800	n/a	1,785	1	1,441	-
Non-U.S. commercial	186	112	n/a	70	-	-	-
U.S. small business commercial (2)	-	-	n/a	-	-	-	-
With an allowance recorded
U.S. commercial	$3,704	$2,762	$397	$2,953	$1	$4,130	$3
Commercial real estate	5,285	3,955	224	3,940	2	5,698	3
Non-U.S. commercial	544	56	9	153	-	146	-
U.S. small business commercial (2)	806	774	366	817	7	1,078	9

Total
U.S. commercial	$4,192	$3,134	$397	$3,359	$1	$4,606	$4
Commercial real estate	8,004	5,755	224	5,725	3	7,139	3
Non-U.S. commercial	730	168	9	223	-	146	-
U.S. small business commercial (2)	806	774	366	817	7	1,078	9

				Year Ended
	December 31, 2010			December 31, 2010

With no recorded allowance
U.S. commercial	$968	$441	n/a	$547	$3
Commercial real estate	2,655	1,771	n/a	1,736	8
Non-U.S. commercial	46	28	n/a	9	-
U.S. small business commercial (2)	-	-	n/a	-	-
With an allowance recorded
U.S. commercial	$3,891	$3,193	$336	$3,389	$36
Commercial real estate	5,682	4,103	208	4,813	29
Non-U.S. commercial	572	217	91	190	-
U.S. small business commercial (2)	935	892	445	1,028	34

Total
U.S. commercial	$4,859	$3,634	$336	$3,936	$39
Commercial real estate	8,337	5,874	208	6,549	37
Non-U.S. commercial	618	245	91	199	-
U.S. small business commercial (2)	935	892	445	1,028	34

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

n/a = not applicable
     At March 31, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a TDR were immaterial.
     The Corporation seeks to assist customers that are experiencing financial difficulty by renegotiating loans within the renegotiated portfolio while ensuring compliance with Federal Financial Institutions Examination Council guidelines. Substantially all modifications in the renegotiated portfolio are considered to be both TDRs and impaired loans. The renegotiated portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination thereof. The Corporation makes loan modifications, primarily utilizing internal renegotiation programs via direct customer contact, that manage customers’ debt exposures held only by the Corporation. Additionally, the Corporation makes loan modifications with consumers who have elected to work with external renegotiation agencies and these modifications provide solutions to customers’ entire unsecured debt structures. Under both internal and external programs, customers receive reduced annual percentage rates with fixed payments that amortize loan balances over a 60-month period. Under both programs, for credit card loans, a customer’s charging privileges are revoked.

     The following tables provide information on the Corporation’s primary modification programs for the renegotiated portfolio. At March 31, 2011 and December 31, 2010, all renegotiated credit card and other consumer loans were considered impaired and have a related allowance as shown in the table below. The allowance for credit card loans is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring and prior to any risk-based or penalty-based increase in rate on the restructured loan.

Impaired Loans - Credit Card and Other Consumer
				Three Months Ended
	March 31, 2011			March 31, 2011		March 31, 2010
	Unpaid			Average	Interest	Average	Interest
	Principal	Carrying	Related	Carrying	Income	Carrying	Income
(Dollars in millions)	Balance	Value (1)	Allowance	Value	Recognized (2)	Value	Recognized (2)

With an allowance recorded
U.S. credit card	$7,769	$7,837	$2,903	$8,569	$127	$11,311	$171
Non-U.S. credit card	786	806	483	795	2	1,302	5
Direct/Indirect consumer	1,699	1,710	714	1,839	24	2,206	28

				Year Ended
	December 31, 2010			December 31, 2010

With an allowance recorded
U.S. credit card	$8,680	$8,766	$3,458	$10,549	$621
Non-U.S. credit card	778	797	506	973	21
Direct/Indirect consumer	1,846	1,858	822	2,126	111

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

Renegotiated TDR Portfolio
									Percent of Balances Current or
	Internal Programs		External Programs		Other		Total		Less Than 30 Days Past Due
	March 31	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Credit card and other consumer
U.S. credit card	$5,806	$6,592	$1,842	$1,927	$189	$247	$7,837	$8,766	78.01%	77.66%
Non-U.S. credit card	282	282	172	176	352	339	806	797	54.97	58.86
Direct/Indirect consumer	1,114	1,222	510	531	86	105	1,710	1,858	79.42	78.81

Total consumer	7,202	8,096	2,524	2,634	627	691	10,353	11,421	76.45	76.51

Commercial
U.S. small business commercial	545	624	55	58	2	6	602	688	64.96	65.37

Total commercial	545	624	55	58	2	6	602	688	64.96	65.37

Total renegotiated TDR loans	$7,747	$8,720	$2,579	$2,692	$629	$697	$10,955	$12,109	75.82%	75.90%

     At March 31, 2011 and December 31, 2010, the Corporation had a renegotiated TDR portfolio of $11.0 billion and $12.1 billion of which $8.3 billion was current or less than 30 days past due under the modified terms at March 31, 2011. The renegotiated TDR portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming as these loans are charged off no later than the end of the month in which the loan becomes 180 days past due.

Purchased Credit-impaired Loans

     PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments.
     The table below presents the remaining unpaid principal balance and carrying amount, excluding the valuation allowance, for PCI loans at March 31, 2011 and December 31, 2010. The valuation allowance for PCI loans is included in the allowance for loan and lease losses. See Note 7 – Allowance for Credit Losses for additional information.

	March 31	December 31
(Dollars in millions)	2011	2010

Consumer
Countrywide
Unpaid principal balance	$40,040	$41,446
Carrying value excluding valuation allowance	34,132	34,834
Allowance for loan and lease losses	7,845	6,334
Merrill Lynch
Unpaid principal balance	1,629	1,698
Carrying value excluding valuation allowance	1,508	1,559
Allowance for loan and lease losses	136	83

Commercial
Merrill Lynch
Unpaid principal balance	$859	$870
Carrying value excluding valuation allowance	192	204
Allowance for loan and lease losses	1	12

     The table below shows activity for the accretable yield on PCI loans. The $991 million reclassifications from nonaccretable difference for the three months ended March 31, 2011 reflects an increase in estimated interest cash flows resulting from lower prepayment speeds.

(Dollars in millions)

Accretable yield, January 1, 2010	$7,715
Accretion	(1,766)
Disposals/transfers	(213)
Reclassifications to nonaccretable difference	(14)

Accretable yield, December 31, 2010	5,722

Accretion	(367)
Disposals/transfers	(29)
Reclassifications from nonaccretable difference	991

Accretable yield, March 31, 2011	$6,317

Loans Held-for-Sale

     The Corporation had LHFS of $25.0 billion and $35.1 billion at March 31, 2011 and December 31, 2010. Proceeds from sales, securitizations and paydowns of LHFS were $59.7 billion and $76.5 billion for the three months ended March 31, 2011 and 2010. Proceeds used for originations and purchases of LHFS were $48.5 billion and $65.1 billion for the three months ended March 31, 2011 and 2010.

NOTE 7 – Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
		Credit Card
		and Other		Total
(Dollars in millions)	Home Loans	Consumer	Commercial	Allowance

Allowance for loan and lease losses, January 1	$19,252	$15,463	$7,170	$41,885
Loans and leases charged off	(2,289)	(3,731)	(906)	(6,926)
Recoveries of loans and leases previously charged off	185	490	223	898

Net charge-offs	(2,104)	(3,241)	(683)	(6,028)

Provision for loan and lease losses	2,948	979	(11)	3,916
Other	1	70	(1)	70

Allowance for loan and lease losses, March 31	20,097	13,271	6,475	39,843

Reserve for unfunded lending commitments, January 1	-	-	1,188	1,188
Provision for unfunded lending commitments	-	-	(102)	(102)
Other (1)	-	-	(125)	(125)

Reserve for unfunded lending commitments, March 31	-	-	961	961

Allowance for credit losses, March 31	$20,097	$13,271	$7,436	$40,804

	Three Months Ended March 31, 2010

Allowance for loan and lease losses, January 1	$16,329	$22,243	$9,416	$47,988
Loans and leases charged off	(3,570)	(6,263)	(1,668)	(11,501)
Recoveries of loans and leases previously charged off	83	502	119	704

Net charge-offs	(3,487)	(5,761)	(1,549)	(10,797)

Provision for loan and lease losses	4,973	3,311	1,315	9,599
Other	156	(110)	(1)	45

Allowance for loan and lease losses, March 31	17,971	19,683	9,181	46,835

Reserve for unfunded lending commitments, January 1	-	-	1,487	1,487
Provision for unfunded lending commitments	-	-	206	206
Other (1)	-	-	(172)	(172)

Reserve for unfunded lending commitments, March 31	-	-	1,521	1,521

Allowance for credit losses, March 31	$17,971	$19,683	$10,702	$48,356

(1)	Represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.
     During the three months ended March 31, 2011, the Corporation recorded $1.6 billion in provision for credit losses with a corresponding increase in the valuation reserve included as part of the allowance for loan and lease losses specifically for the PCI loan portfolio. This compared to $848 million for the same period in 2010. The allowance for loan and lease losses associated with the PCI loan portfolio was $8.0 billion and $6.4 billion at March 31, 2011 and December 31, 2010.

     The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at March 31, 2011 and December 31, 2010.

	March 31, 2011
		Credit Card
		and Other
(Dollars in millions)	Home Loans	Consumer	Commercial	Total

Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,936	$4,100	$996	$7,032
Carrying value	16,321	10,353	9,831	36,505
Allowance as a percentage of carrying value	11.86%	39.60%	10.13%	19.26%

Collectively evaluated for impairment
Allowance for loan and lease losses	$10,180	$9,171	$5,478	$24,829
Carrying value (3)	356,296	216,187	283,918	856,401
Allowance as a percentage of carrying value (3)	2.86%	4.24%	1.93%	2.90%

Purchased credit-impaired loans
Allowance for loan and lease losses	$7,981	n/a	$1	$7,982
Carrying value	35,640	n/a	192	35,832
Allowance as a percentage of carrying value	22.39%	n/a	0.52%	22.28%

Total
Allowance for loan and lease losses	$20,097	$13,271	$6,475	$39,843
Carrying value (3)	408,257	226,540	293,941	928,738
Allowance as a percentage of carrying value (3)	4.92%	5.86%	2.20%	4.29%

	December 31, 2010

Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,871	$4,786	$1,080	$7,737
Carrying value	13,904	11,421	10,645	35,970
Allowance as a percentage of carrying value	13.46%	41.91%	10.15%	21.51%

Collectively evaluated for impairment
Allowance for loan and lease losses	$10,964	$10,677	$6,078	$27,719
Carrying value (3)	358,765	222,967	282,820	864,552
Allowance as a percentage of carrying value (3)	3.06%	4.79%	2.15%	3.21%

Purchased credit-impaired loans
Allowance for loan and lease losses	$6,417	n/a	$12	$6,429
Carrying value	36,393	n/a	204	36,597
Allowance as a percentage of carrying value	17.63%	n/a	5.76%	17.57%

Total
Allowance for loan and lease losses	$19,252	$15,463	$7,170	$41,885
Carrying value (3)	409,062	234,388	293,669	937,119
Allowance as a percentage of carrying value(3)	4.71%	6.60%	2.44%	4.47%

(1)
Impaired loans include nonperforming commercial loans and all commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are classified as TDRs, and all commercial loans and leases that are accounted for under the fair value option.

(2)	Commercial impaired allowance for loan and lease losses includes $366 million and $445 million at March 31, 2011 and December 31, 2010 related to U.S. small business commercial renegotiated TDR loans.

(3)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Total loans accounted for under the fair value option were $3.7 billion and $3.3 billion at March 31, 2011 and December 31, 2010.

n/a = not applicable
NOTE 8 – Securitizations and Other Variable Interest Entities
     The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For additional information on the Corporation’s utilization of VIEs, see Note 1 – Summary of  Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
     The following tables present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2011 and December 31, 2010, in situations where the Corporation has continuing involvement with transferred assets or where the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum exposure to loss at March 31, 2011 and December 31, 2010 resulting from its involvement with consolidated VIEs and unconsolidated

VIEs in which the Corporation holds a variable interest. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum exposure to loss does not include losses previously recognized through write-downs of assets on the Corporation’s Consolidated Balance Sheet.
     The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Trading Account Assets and Liabilities and Note 5 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 6 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables within this Note.
     Except as described below and in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2011 or the year ended December 31, 2010 that it was not previously contractually required to provide, nor does it intend to do so.
Mortgage-related Securitizations
First-lien Mortgages
     As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of MBS guaranteed by GSEs, or GNMA in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization occurs in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
     The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2011 and 2010.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	Three Months Ended March 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Cash proceeds from new securitizations (1)	$53,081	$69,909	$-	$-	$-	$-	$-	$-	$-	$1,021
Gain (loss) on securitizations, net of hedges (2)	172	(49)	-	-	-	-	-	-	-	20
Cash flows received on residual interests	-	-	1	6	12	20	1	1	2	5

(1}
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three months ended March 31, 2011 and 2010, the Corporation recognized $1.1 billion and $1.3 billion of gains on these LHFS, net of hedges.

     During the three months ended March 31, 2011, the Corporation received cash for all new securitizations. In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $25.1 billion in connection with agency first-lien residential mortgage securitizations during the three months ended March 31, 2010. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three months ended March 31, 2011 and 2010, there were no changes to the initial classification.

     The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.6 billion during both the three months ended March 31, 2011 and 2010. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $24.9 billion and $24.3 billion at March 31, 2011 and December 31, 2010. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three months ended March 31, 2011 and 2010, $5.8 billion and $4.1 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $3 million and $4 million during the three months ended March 31, 2011 and 2010. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $162 million and $156 million at March 31, 2011 and December 31, 2010.
     The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2011 and December 31, 2010.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	March 31	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Unconsolidated VIEs
Maximum loss exposure (1)	$43,871	$46,093	$2,595	$2,794	$267	$416	$673	$651	$1,117	$1,199

On-balance sheet assets
Senior securities held (2):
Trading account assets	$9,745	$10,693	$134	$147	$12	$126	$458	$645	$38	$146
AFS debt securities	34,126	35,400	2,408	2,593	218	234	207	-	980	984
Subordinate securities held (2):
Trading account assets	-	-	-	-	3	12	2	-	1	8
AFS debt securities	-	-	38	39	33	35	5	6	-	-
Residual interests held	-	-	6	6	1	9	1	-	98	61
All other assets	-	-	9	9	-	-	-	-	-	-

Total retained positions	$43,871	$46,093	$2,595	$2,794	$267	$416	$673	$651	$1,117	$1,199

Principal balance outstanding (3)	$1,312,522	$1,297,159	$71,641	$75,762	$87,106	$92,710	$114,930	$116,233	$66,274	$73,597

Consolidated VIEs
Maximum loss exposure (1)	$41,532	$32,746	$36	$46	$37	$42	$-	$-	$-	$-

On-balance sheet assets
Loans and leases	$41,352	$32,563	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for loan and lease losses	(40)	(37)	-	-	-	-	-	-	-	-
Loans held-for-sale	-	-	-	-	747	732	-	-	-	-
All other assets	220	220	36	46	16	16	-	-	-	-

Total assets	$41,532	$32,746	$36	$46	$763	$748	$-	$-	$-	$-

On-balance sheet liabilities
All other liabilities	$1	$3	$11	$9	$795	$768	$-	$-	$-	$-

Total liabilities	$1	$3	$11	$9	$795	$768	$-	$-	$-	$-

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances. For more information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.
Home Equity Mortgages
     The Corporation maintains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three months ended March 31, 2011 and 2010. Cash flows received on residual interests were $1 million, while there were no collections reinvested in revolving period securitizations for the three months ended March 31, 2011. Cash flows received on residual interests were $3 million and collections reinvested in revolving period securitizations were $7 million for the three months ended March 31, 2010.
     The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
		Retained			Retained
		Interests in			Interests in
	Consolidated	Unconsolidated		Consolidated	Unconsolidated
(Dollars in millions)	VIEs	VIEs	Total	VIEs	VIEs	Total

Maximum loss exposure (1)	$3,062	$8,667	$11,729	$3,192	$9,132	$12,324

On-balance sheet assets
Trading account assets (2, 3)	$-	$124	$124	$-	$209	$209
Available-for-sale debt securities (3, 4)	-	13	13	-	35	35
Loans and leases	3,370	-	3,370	3,529	-	3,529
Allowance for loan and lease losses	(308)	-	(308)	(337)	-	(337)

Total	$3,062	$137	$3,199	$3,192	$244	$3,436

On-balance sheet liabilities
Long-term debt	$3,492	$-	$3,492	$3,635	$-	$3,635
All other liabilities	30	-	30	23	-	23

Total	$3,522	$-	$3,522	$3,658	$-	$3,658

Principal balance outstanding	$3,370	$18,814	$22,184	$3,529	$20,095	$23,624

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties and corporate guarantees.

(2)
At March 31, 2011, $124 million of the debt securities classified as trading account assets were senior securities and there were no subordinate securities. At December 31, 2010, $204 million of the debt securities classified as trading account assets were senior securities and $5 million were subordinate securities.

(3)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(4)	At March 31, 2011 and December 31, 2010, $13 million and $35 million represented subordinate debt securities held.
     Included in the table above are consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. The Corporation then transfers the newly generated receivables into the securitization vehicles and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on monoline insurers’ policies, which protect the bondholders in the securitization, exceed a certain level, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. The Corporation evaluates each of these securitizations for potential losses due to non-recoverable advances by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and potential cash flow shortfalls during rapid amortization. This evaluation, which includes the number of loans still in revolving status, the amount of available credit and when those loans will lose revolving status, is also used to determine whether the Corporation has a variable interest that is more than insignificant and must consolidate the trust. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At March 31, 2011 and December 31, 2010, home equity loan securitization transactions in rapid amortization, including both consolidated and unconsolidated trusts, had $12.1 billion and $12.5 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the performance of the loans, the amount of subsequent draws and the timing of related cash flows. At March 31, 2011 and December 31, 2010, the reserve for losses on expected future draw obligations on the home equity loan securitizations in or expected to be in rapid amortization was $118 million and $131 million.
     The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $17 million and $26 million of servicing fee income related to home equity securitizations during the three months ended March 31, 2011 and 2010. The Corporation repurchased $2 million and $6 million of loans from home equity securitization trusts in order to perform modifications during the three months ended March 31, 2011 and 2010.

Credit Card Securitizations
     The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trusts includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests including senior and subordinate securities, discount receivables, subordinate interests in accrued interest and fees on the securitized receivables, and cash reserve accounts. The seller’s interest in the trusts, which is pari passu to the investors’ interest, and the discount receivables are classified in loans and leases.
     The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at March 31, 2011 and December 31, 2010.

	March 31	December 31
(Dollars in millions)	2011	2010

Consolidated VIEs
Maximum loss exposure	$33,861	$36,596

On-balance sheet assets
Derivative assets	1,959	1,778
Loans and leases (1)	85,682	92,104
Allowance for loan and lease losses	(7,940)	(8,505)
All other assets (2)	1,966	4,259

Total	$81,667	$89,636

On-balance sheet liabilities
Long-term debt	$47,603	$52,781
All other liabilities	203	259

Total	$47,806	$53,040

Trust loans	$85,682	$92,104

(1)	At March 31, 2011 and December 31, 2010, loans and leases included $21.8 billion and $20.4 billion of seller’s interest and $3.1 billion and $3.8 billion of discount receivables.

(2)	At March 31, 2011 and December 31, 2010, all other assets included restricted cash accounts and unbilled accrued interest and fees.
     No new senior debt securities were issued to external investors from the credit card securitization trusts during the three months ended March 31, 2011 and 2010.
     During the three months ended March, 31 2010, subordinate securities with a notional principal amount of $8.1 billion and a stated interest rate of zero percent were issued by certain credit card securitization trusts to the Corporation (none during the three months ended March 31, 2011). In addition, the Corporation has elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation has subordinated a portion of its seller’s interest to the investors’ interest. These actions, which were specifically permitted by the terms of the trust documents, were taken in an effort to address the decline in the excess spread of the U.S. and U.K. Credit Card Securitization Trusts. The issuance of subordinate securities and the discount receivables election had no impact on the Corporation’s consolidated results during the three months ended March 31, 2011 or 2010. The outstanding principal balance of discount receivables, which are classified in loans and leases, was $3.1 billion and $3.8 billion at March 31, 2011 and December 31, 2010.

Other Asset-backed Securitizations
     Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at March 31, 2011 and December 31, 2010.

					Automobile and Other
	Resecuritization Trusts		Municipal Bond Trusts		Securitization Trusts
	March 31	December 31	March 31	December 31	March 31	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Unconsolidated VIEs
Maximum loss exposure	$19,534	$20,320	$3,911	$4,261	$119	$141

On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$831	$1,219	$219	$255	$-	$-
AFS debt securities	17,602	17,989	-	-	89	109
Subordinate securities held (1, 2):
Trading account assets	1	2	-	-	-	-
AFS debt securities	1,002	1,036	-	-	-	-
Residual interests held (3)	98	74	-	-	-	-
All other assets	-	-	-	-	15	17

Total retained positions	$19,534	$20,320	$219	$255	$104	$126

Total assets of VIEs	$47,230	$39,830	$5,594	$6,108	$749	$774

Consolidated VIEs
Maximum loss exposure	$30	$-	$5,011	$4,716	$1,796	$2,061

On-balance sheet assets
Trading account assets	$79	$68	$5,011	$4,716	$-	$-
Loans and leases	-	-	-	-	8,312	9,583
Allowance for loan and lease losses	-	-	-	-	(24)	(29)
All other assets	-	-	-	-	204	196

Total assets	$79	$68	$5,011	$4,716	$8,492	$9,750

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$-	$-	$5,143	$4,921	$-	$-
Long-term debt	49	68	-	-	6,689	7,681
All other liabilities	-	-	-	-	108	101

Total liabilities	$49	$68	$5,143	$4,921	$6,797	$7,782

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2011 and 2010, there were no significant OTTI losses recorded on those securities classified as AFS debt securities.

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
     The Corporation resecuritized $2.0 billion and $40.8 billion of securities during the three months ended March 31, 2011 and 2010. Net gains on sale totaled $3 million for the three months ended March 31, 2011 compared to net losses of $33 million for the three months ended March 31, 2010. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of subordinate securities, the Corporation does not consolidate the trust.
Municipal Bond Trusts
     The Corporation administers municipal bond trusts that hold highly rated, long-term, fixed-rate municipal bonds. A majority of the bonds are rated AAA or AA and some benefit from insurance provided by third parties. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third-party investors. The

Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities unless the bond’s credit rating has declined below investment-grade or there has been an event of default or bankruptcy of the issuer and insurer.
     The Corporation also provides credit enhancement to investors in certain municipal bond trusts whereby the Corporation guarantees the payment of interest and principal on floating-rate certificates issued by these trusts in the event of default by the issuer of the underlying municipal bond. If a customer holds the residual interest in a trust, that customer typically has the unilateral ability to liquidate the trust at any time, while the Corporation typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. This arrangement is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing losses incurred on assets held within that trust. The weighted-average remaining life of bonds held in the trusts at March 31, 2011 was 13.2 years. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2011.
     During the three months ended March 31, 2011 and 2010, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $67 million and $413 million. At March 31, 2011 and December 31, 2010, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.0 billion and $2.2 billion.
     The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.7 billion and $4.0 billion at March 31, 2011 and December 31, 2010.
Automobile and Other Securitization Trusts
     The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At March 31, 2011, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $9.2 billion, including trusts collateralized by automobile loans of $7.2 billion, student loans of $1.3 billion, and other loans and receivables of $749 million. At December 31, 2010, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $10.5 billion, including trusts collateralized by automobile loans of $8.4 billion, student loans of $1.3 billion, and other loans and receivables of $774 million.
Collateralized Debt Obligation Vehicles
     CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or ABS, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed-income securities. CLOs are a subset of CDOs which hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third-party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a credit default swap counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.

     The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure (1)	$2,639	$3,489	$6,128	$2,971	$3,828	$6,799

On-balance sheet assets
Trading account assets	$2,535	$1,259	$3,794	$2,485	$884	$3,369
Derivative assets	280	812	1,092	207	890	1,097
Available-for-sale debt securities	302	9	311	769	338	1,107
All other assets	51	120	171	24	123	147

Total	$3,168	$2,200	$5,368	$3,485	$2,235	$5,720

On-balance sheet liabilities
Derivative liabilities	$-	$-	$-	$-	$58	$58
Long-term debt	3,207	-	3,207	3,162	-	3,162

Total	$3,207	$-	$3,207	$3,162	$58	$3,220

Total assets of VIEs	$3,168	$36,874	$40,042	$3,485	$43,476	$46,961

(1)
Maximum loss exposure is net of credit protection purchased from the CDO with which the Corporation has involvement but has not been reduced to reflect the benefit of insurance purchased from other third parties.

     The Corporation’s maximum loss exposure of $6.1 billion at March 31, 2011 includes $1.8 billion of super senior CDO exposure, $2.2 billion of exposure to CDO financing facilities and $2.1 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties other than the CDO itself. Net of purchased insurance but including securities retained from liquidations of CDOs, the Corporation’s net exposure to super senior CDO-related positions was $988 million at March 31, 2011. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at March 31, 2011 totaled $2.7 billion, all of which has recourse to the general credit of the Corporation. The Corporation’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets.
     At March 31, 2011, the Corporation had $920 million notional amount of super senior CDO liquidity exposure, including derivatives and other exposures with third parties that hold super senior cash positions on the Corporation’s behalf and to certain synthetic CDOs through which the Corporation is obligated to purchase super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps written by the CDO vehicles. Liquidity-related commitments also include $1.9 billion notional amount of derivative contracts with unconsolidated special purpose entities (SPEs), principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. These derivatives comprise substantially all of the $1.9 billion notional amount of derivative contracts through which the Corporation obtains funding from third-party SPEs, as described in Note 11 — Commitments and Contingencies. The Corporation’s $2.8 billion of aggregate liquidity exposure to CDOs at March 31, 2011 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.
Customer Vehicles
     Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

     The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$4,400	$2,343	$6,743	$4,449	$2,735	$7,184

On-balance sheet assets
Trading account assets	$3,719	$583	$4,302	$3,458	$876	$4,334
Derivative assets	10	669	679	1	722	723
Loans held-for-sale	707	-	707	959	-	959
All other assets	1,322	-	1,322	1,429	-	1,429

Total	$5,758	$1,252	$7,010	$5,847	$1,598	$7,445

On-balance sheet liabilities
Derivative liabilities	$23	$13	$36	$1	$23	$24
Long-term debt	3,899	-	3,899	3,457	-	3,457
All other liabilities	8	1,211	1,219	-	140	140

Total	$3,930	$1,224	$5,154	$3,458	$163	$3,621

Total assets of VIEs	$5,758	$7,020	$12,778	$5,847	$6,090	$11,937

     Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had approximately $369 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at March 31, 2011.
     Repackaging vehicles issue notes that are designed to incorporate risk characteristics desired by customers. The vehicles hold debt instruments such as corporate bonds, convertible bonds or ABS with the desired credit risk profile. The Corporation enters into derivatives with the vehicles to change the interest rate or foreign currency profile of the debt instruments. If a vehicle holds convertible bonds and the Corporation retains the conversion option, the Corporation is deemed to have a controlling financial interest and consolidates the vehicle.
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
     The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$11,012	$8,011	$19,023	$19,248	$8,796	$28,044

On-balance sheet assets
Trading account assets	$668	$17	$685	$8,900	$-	$8,900
Derivative assets	-	170	170	-	228	228
Available-for-sale debt securities	1,802	71	1,873	1,832	73	1,905
Loans and leases	7,593	640	8,233	7,690	1,122	8,812
Allowance for loan and lease losses	(23)	(13)	(36)	(27)	(22)	(49)
Loans held-for-sale	151	865	1,016	262	949	1,211
All other assets	1,099	6,255	7,354	937	6,440	7,377

Total	$11,290	$8,005	$19,295	$19,594	$8,790	$28,384

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$1,085	$-	$1,085	$1,115	$-	$1,115
Long-term debt	258	-	258	229	-	229
All other liabilities	787	1,516	2,303	8,683	1,666	10,349

Total	$2,130	$1,516	$3,646	$10,027	$1,666	$11,693

Total assets of VIEs	$11,290	$13,991	$25,281	$19,594	$13,416	$33,010

Investment Vehicles
     The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At March 31, 2011 and December 31, 2010, the Corporation’s consolidated investment vehicles had total assets of $5.5 billion and $5.6 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $6.9 billion and $7.9 billion at March 31, 2011 and December 31, 2010. The Corporation’s maximum exposure to loss associated with both consolidated and unconsolidated investment vehicles totaled $7.9 billion and $8.7 billion at March 31, 2011 and December 31, 2010 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Collective Investment Funds
     The Corporation is trustee for certain common and collective investment funds that provide investment opportunities for eligible clients of GWIM. These funds, which had total assets of $13.2 billion at March 31, 2011, hold a variety of cash, debt and equity investments. The Corporation does not have a variable interest in these funds, except as described below.
     In 2010, the governing documents of a stable value collective investment fund with total assets of $8.1 billion at December 31, 2010 were modified to facilitate the planned liquidation of the fund. The modifications resulted in the termination of third-party insurance contracts which were replaced by a guarantee from the Corporation of the net asset value of the fund, which principally holds short-term U.S. Treasury and agency securities. In addition, the Corporation acquired the unilateral ability to replace the fund’s asset manager. As a result of these changes, the Corporation acquired a controlling financial interest in and consolidated the fund. Consolidation did not have a significant impact on the Corporation’s 2010 results of operations. This fund was not previously consolidated because the Corporation did not have the unilateral power to replace the asset manager, nor did it have a variable interest in the fund that was more than insignificant. The fund was liquidated during the three months ended March 31, 2011.

Leveraged Lease Trusts
     The Corporation’s net investment in consolidated leveraged lease trusts totaled $5.2 billion at both March 31, 2011 and December 31, 2010. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.
Asset Acquisition Conduits
     The Corporation administers two asset acquisition conduits which acquire assets on behalf of the Corporation or its customers. These conduits had total assets of $653 million and $640 million at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, the Corporation did not hold any commercial paper issued by the asset acquisition conduits other than incidentally and in its role as a commercial paper dealer. For more information on the asset acquisition conduits, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Real Estate Vehicles
     The Corporation held investments in unconsolidated real estate vehicles of $5.3 billion and $5.4 billion at March 31, 2011 and December 31, 2010, which consisted of limited partnership investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.
Other Transactions
     Prior to 2011, the Corporation transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At both March 31, 2011 and December 31, 2010, the Corporation’s maximum loss exposure under these financing arrangements was $6.5 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the table on page 163 because the purchasers are not VIEs.
NOTE 9 – Representations and Warranties Obligations and Corporate Guarantees
Background
     The Corporation securitizes first-lien residential mortgage loans, generally in the form of MBS guaranteed by the GSEs or GNMA in the case of FHA-insured and VA-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans, home equity loans and other second-lien loans as private-label securitizations or in the form of whole loans. In connection with these transactions, the Corporation or certain subsidiaries or legacy companies made various representations and warranties. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to a whole-loan buyer or securitization trust (collectively, repurchase claims). In such cases, the Corporation would be exposed to any subsequent credit loss on the repurchased mortgage loans. The Corporation’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. At March 31, 2011, loans purchased from correspondents or other parties comprised approximately 27 percent of the loans’ underlying outstanding repurchase demands compared to approximately 25 percent at December 31, 2010. During the three months ended March 31, 2011, the Corporation experienced a decline in recoveries from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties (e.g., active, inactive, out-of-business originators) from which recoveries are sought.
     Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the securitization trustee or the whole-loan buyer as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers have insured all or some of the related bonds issued, by the monoline insurer at any time over the life of the loan. Importantly, in the case of non-GSE loans, the contractual liability to repurchase arises if there is a breach of the representations and warranties that materially and adversely affects the interest of investors. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, in recent periods the time horizon has lengthened due to increased repurchase claim activity across all vintages.
     The Corporation structures its operations to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with its underwriting procedures and by servicing those mortgages consistent with its contractual obligations. In addition, certain securitizations include guarantees written to protect certain purchasers of the loans from credit losses up to a specified amount. The fair value of the obligations to be absorbed under the representations and warranties and guarantees provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in mortgage banking income. This is done throughout the life of the loan, as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Changes to any one of these factors could significantly impact the estimate of the liability. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. Repurchase claims by GSEs, monoline insurers, whole-loan investors and private-label securitization investors have increased and the Corporation expects such efforts to continue to increase in the future. The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase claim did not exist and will continue to do so in the future. In addition, the Corporation may reach one or more bulk settlements including settlement amounts which could be material, with counterparties (in lieu of the loan-by-loan review process) if opportunities arise on terms determined to be advantageous to the Corporation.
     The volume of repurchase claims as a percentage of the volume of loans purchased arising from loans sourced from brokers or purchased from third-party sellers is relatively consistent with the volume of repurchase claims as a percentage of the volume of loans originated by the Corporation or its subsidiaries or legacy companies.

     The table below presents outstanding representations and warranties claims by counterparty and product type at March 31, 2011 and December 31, 2010. The alleged servicer matter as described on page 168 is not reflected in the table below. For additional information, refer to Whole Loan Sales and Private-label Securitizations on page 169 of this Note and Litigation and Regulatory Matters – Repurchase Litigation on page 180 of Note 11 — Commitments and Contingencies.

Outstanding Claims by Counterparty and Product Type
	March 31	December 31
(Dollars in millions)	2011	2010

By counterparty
GSEs	$5,350	$2,821
Monolines	5,251	4,799
Whole loan and private-label securitization investors and other (1)	2,963	3,067

Total outstanding claims by counterparty	$13,564	$10,687

By product type
Prime loans	$3,413	$2,040
Alt-A	2,243	1,190
Home equity	3,855	3,658
Pay option	3,222	2,889
Subprime	601	734
Other	230	176

Total outstanding claims by product type	$13,564	$10,687

(1)
March 31, 2011 and December 31, 2010 include $1.7 billion in claims contained in correspondence from private-label securitizations investors that do not have the right to demand repurchase of loans directly or the right to access loan files. The inclusion of these claims in the amounts noted does not mean that the Corporation believes these claims have satisfied the contractual thresholds to direct the securitization trustee to take action or are otherwise procedurally or substantively valid. One of these claimants has filed litigation against the Corporation related to certain of these claims.

     As presented in the table below, during the three months ended March 31, 2011 and 2010, the Corporation paid $577 million and $1.1 billion to resolve $723 million and $1.2 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $346 million and $707 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monoline insurers.
     The table below presents first-lien and home equity loan repurchases and indemnification payments for the three months ended March 31, 2011 and 2010.

Loan Repurchases and Indemnification Payments
	Three Months Ended March 31
	2011			2010
	Unpaid			Unpaid
	Principal			Principal
(Dollars in millions)	Balance	Cash	Loss	Balance	Cash	Loss

First-lien
Repurchases	$334	$363	$133	$636	$698	$360
Indemnification payments	334	160	160	510	296	297

Total first-lien	668	523	293	1,146	994	657

Home equity
Repurchases	15	15	14	18	20	10
Indemnification payments	40	39	39	41	40	40

Total home equity	55	54	53	59	60	50

Total first-lien and home equity	$723	$577	$346	$1,205	$1,054	$707

Government-sponsored Enterprises
     The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase claims. Generally, the Corporation first becomes aware that a GSE is evaluating a particular loan for repurchase when the Corporation receives a request from a GSE to review the underlying loan file (file request). Upon completing its review, the GSE may submit a repurchase claim to the Corporation. As soon as practicable after receiving a repurchase claim from either of the GSEs, the Corporation evaluates the claim and takes appropriate action. Claim disputes are generally handled through loan-level negotiations with the GSEs and the Corporation seeks to resolve the repurchase claim within 90 to 120 days of the receipt of the claim although tolerances exist for claims that remain open beyond this timeframe. Experience with the GSEs continues to evolve and any disputes are generally related to areas including reasonableness of stated income, occupancy and undisclosed liabilities in the vintages with the highest default rates. During the three months ended March 31, 2011, outstanding GSE claims increased substantially, primarily attributable to an increase in new claims submitted on both legacy Countrywide originations not covered by the GSE agreements and Bank of America originations, combined with an increase in the volume of claims appealed by the Corporation and awaiting review and response from one of the GSEs.

Monoline Insurers
     Unlike the repurchase protocols and experience established with GSEs, experience with most of the monoline insurers has been varied and the protocols and experience with these counterparties has not been as predictable as with the GSEs. The timetable for the loan file request, the repurchase claim, if any, response and resolution vary by monoline. Where a breach of representations and warranties given by the Corporation or subsidiaries or legacy companies is confirmed on a given loan, settlement is generally reached as to that loan within 60 to 90 days.
     Properly presented repurchase claims for the monolines are reviewed on a loan-by-loan basis. As part of an ongoing claims process, if the Corporation does not believe a claim is valid, it will deny the claim and generally indicate the reason for the denial to facilitate meaningful dialogue with the counterparty although it is not contractually obligated to do so. When there is disagreement as to the resolution of a claim, meaningful dialogue and negotiation is generally necessary between the parties to reach conclusion on an individual claim. Certain monolines have instituted litigation against legacy Countrywide and the Corporation. When claims from these counterparties are denied, the Corporation does not indicate its reason for denial as it is not contractually obligated to do so. In the Corporation’s experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim.
     The pipeline of unresolved monoline claims where the Corporation believes a valid defect has not been identified which would constitute an actionable breach of representations and warranties continued to grow during the three months ended March 31, 2011. Through March 31, 2011, approximately nine percent of monoline claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and one percent have been resolved through rescission. When a claim has been denied and there has not been communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
     A liability for representations and warranties has been established with respect to all monolines for monoline repurchase claims based on valid identified loan defects and for repurchase claims that are in the process of review based on historical repurchase experience with a specific monoline to the extent such experience provides a reasonable basis on which to estimate incurred losses from repurchase activity. With respect to certain monolines where the Corporation believes a more consistent repurchase experience has been established, a liability has also been established related to repurchase claims subject to negotiation and unasserted claims to repurchase current and future defaulted loans. The Corporation has had limited experience with most of the monoline insurers in the repurchase process, which has constrained its ability to resolve the open claims with such counterparties. Also, certain monoline insurers have instituted litigation against legacy Countrywide and Bank of America, which limits the Corporation’s ability to enter into constructive dialogue with these monolines to resolve the open claims. For such monolines, in view of the inherent difficulty of predicting the outcome of those repurchase claims where a valid defect has not been identified or in predicting future claim requests and the related outcome in the case of unasserted claims to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome. In addition, the timing of the ultimate resolution or the eventual loss, if any, related to those repurchase claims cannot be reasonably estimated. Thus, with respect to these monolines, a liability for representations and warranties has not been established related to repurchase claims where a valid defect has not been identified, or in the case of any unasserted claims to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds. However, certain other monoline insurers have engaged with the Corporation in a consistent repurchase process and it has used that experience, influenced by increased dialogue with such monoline insurers, to record a liability related to existing and projected future claims from such counterparties. For additional information, refer to Litigation and Regulatory Matters – Repurchase Litigation on page 180 of Note 11 — Committments and Contingencies.
Outstanding Claims
     At March 31, 2011, the unpaid principal balance of loans related to unresolved repurchase claims previously received from monolines was $5.3 billion, including $4.1 billion in repurchase claims that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $1.2 billion in repurchase claims that are in the process of review. As noted above, a portion of the repurchase claims that are initially denied are ultimately resolved through repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At March 31, 2011, the unpaid principal balance of loans for which the monolines had requested loan files for review but for which no repurchase claim had been received was $13.2 billion, excluding loans that had been paid in full. There will likely be additional requests for loan files in the future leading to repurchase claims. Such claims may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase claim will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase claim. In addition, amounts paid on repurchase claims from a monoline are paid to the securitization trust and may be used by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims.

Assured Guaranty Settlement
     On April 14, 2011, the Corporation, including its legacy Countrywide affiliates, entered into an agreement with one of the monolines, Assured Guaranty Ltd. and subsidiaries (Assured Guaranty) to resolve all of the monoline insurer’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 29 first-and second-lien RMBS trusts where Assured Guaranty provided financial guarantee insurance. The agreement also resolves historical loan servicing issues and other potential liabilities with respect to these trusts. The agreement covers 21 first-lien RMBS trusts and eight second-lien RMBS trusts, representing total original collateral exposure of approximately $35.8 billion, with total principal at-risk (which is the sum of outstanding principal balance on severely delinquent loans and the principal balance on previously defaulted loans) of approximately $10.9 billion, which includes principal at-risk previously resolved. The agreement includes cash payments totaling approximately $1.1 billion to Assured Guaranty, as well as a loss-sharing reinsurance arrangement that has an expected value of approximately $470 million, and other terms, including termination of certain derivative contracts. The cash payments consist of $850 million paid on April 14, 2011, with the remainder payable in four equal installments at the end of each quarter through March 31, 2012. The total cost of the agreement is currently estimated to be approximately $1.6 billion, which the Corporation has provided for in its liability for representations and warranties as of March 31, 2011.
Whole Loan Sales and Private-label Securitizations
     The majority of repurchase claims that the Corporation has received outside of the GSE and monoline areas relate to whole loan sales. The buyers of the whole loans received representations and warranties in the sales transaction and may retain those rights even when the loans are aggregated with other collateral into private-label securitizations. Properly presented repurchase claims for these whole loans are reviewed on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with the Corporation’s denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach conclusion on an individual claim. Generally, a whole loan sale claimant is engaged in the repurchase process and the Corporation and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Through March 31, 2011, 14 percent of the whole loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 48 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
     The Corporation and its subsidiaries have limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited as shown in the outstanding claims table on page 166. The representations and warranties, as governed by the private-label securitizations, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While a securitization trustee may always investigate or demand repurchase on its own action, most agreements contain a threshold, for example 25 percent of the voting rights per trust that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided that a trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, such as 25 percent, of the voting rights of each tranche of the outstanding securities. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the comparable agreements with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.
     On October 18, 2010, Countrywide Home Loans Servicing, LP (which changed its name to BAC Home Loans Servicing, LP), a wholly-owned subsidiary of the Corporation, in its capacity as servicer on 115 private-label RMBS securitizations received a letter from Gibbs & Bruns LLP (the Law Firm) on behalf of certain investors in those securitizations that alleged a servicer event of default and asserted breaches of certain loan servicing obligations, including an alleged failure to provide notice to the trustee and other parties to the pooling and servicing agreements of breaches of representations and warranties with respect to mortgage loans included in the securitization transactions. The Law Firm has stated that it now represents security holders who hold at least 25 percent with respect to approximately 230 securitizations, representing original collateral exposure of approximately $177.1 billion. This matter is not reflected in the table entitled Outstanding Claims by Counterparty and Product Type on page 169 of this Note. To permit the parties to discuss the issues raised by the letter, BAC Home Loans Servicing, LP and the Law Firm on behalf of certain investors including those who signed the letter, as well as The Bank of New York Mellon, as trustee, have entered into multiple extensions to toll as of the 59th day of a 60 day period commenced by the letter. The Corporation is in discussions with the Law Firm, the investors and the trustee regarding the issues raised and more recently the parties have discussed possible concepts for resolution of any potential representations and warranties, servicing or other claims. However, there can be no assurances that any resolution will be reached.
     Additionally, during the third quarter of 2010, the Corporation received claim demands totaling $1.7 billion from private-label securitization investors. Non-GSE investors generally do not have the contractual right to demand repurchase of the loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims does not mean that the Corporation believes these claims have satisfied the contractual thresholds required for the private-label securitization investors to direct the securitization trustee to take action or that these claims are otherwise procedurally or substantively valid. One of these claimants has filed litigation against the Corporation relating to certain of these claims.

Liability for Representations and Warranties and Corporate Guarantees
     The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities and the related provision is included in mortgage banking income.
     The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

	Three Months Ended March 31
(Dollars in millions)	2011	2010

Liability for representations and warranties and corporate guarantees, January 1	$5,438	$3,507
Additions for new sales	7	8
Charge-offs	(238)	(718)
Provision	1,013	526
Other	-	2

Liability for representations and warranties and corporate guarantees, March 31	$6,220	$3,325

     The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. More than half of the $1.0 billion provision recorded in the three months ended March 31, 2011 is attributable to the GSEs due to higher estimated repurchase rates based on higher than expected claims from the GSEs and Home Price Index (HPI) deterioration experienced during the period. The balance of the provision is primarily attributable to additional experience with a monoline. A significant factor in the estimate of the liability for future losses is the performance of HPI, which declined in the three months ended March 31, 2011 and impacts the severity of losses in the Corporation’s representations and warranties liability.
     On December 31, 2010, the Corporation reached agreements with the GSEs resolving repurchase claims involving certain residential mortgage loans sold to the GSEs by entities related to legacy Countrywide. The Corporation’s liability for obligations under representations and warranties given to the GSEs considers, among other things, higher estimated repurchase rates based on higher than expected claims from the GSEs and HPI deterioration during the three months ended March 31, 2011. It also considers the December 31, 2010 agreements with the GSEs and their expected impact on the repurchase rates on future repurchase claims the Corporation might receive on loans that have defaulted or that it estimates will default. The Corporation currently believes that its remaining exposure to repurchase obligations for first-lien residential mortgage loans sold directly to the GSEs has been accounted for as a result of the adjustments to the recorded liability for representations and warranties for these loans sold directly to the GSEs. The Corporation’s provision with respect to the GSEs is necessarily dependent on, and limited by, its historical claims experience with the GSEs, which increased during the three months ended March 31, 2011 and may materially change in the future based on factors beyond its control. The Corporation believes its predictive repurchase models, utilizing its historical repurchase experience with the GSEs while considering current developments, including the December 31, 2010 agreements with the GSEs, projections of future defaults, as well as certain other assumptions regarding economic conditions, home prices and other matters, allow it to reasonably estimate the liability for obligations under representations and warranties on loans sold to the GSEs. However, future provisions associated with representations and warranties made to the GSEs may be materially impacted if actual results are different from the Corporation’s assumptions regarding economic conditions, home prices and other matters, including the repurchase behavior of the GSEs and the estimated repurchase rates.
     Although the Corporation has limited loan-level experience with non-GSE repurchase claims, the Corporation expects additional activity in this area going forward and that the volume of repurchase claims from monolines, whole-loan investors and investors in non-GSE securitizations will continue to increase in the future. It is reasonably possible that future representations and warranties losses may occur, and the Corporation currently estimates that the upper range of possible loss related to non-GSE sales as of March 31, 2011, could be $7 billion to $10 billion over existing accruals. Any reduction in the estimated range previously disclosed as of December 31, 2010, resulting from the additional accruals recorded during the three months ended March 31, 2011 was offset by an increase in estimated repurchase rates and HPI deterioration during the three months ended March 31, 2011. A significant portion of this estimate relates to representations and warranties repurchase claims for loans originated through legacy Countrywide. This estimate of the range of possible loss for representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change. This estimate does not include related, reasonably possible litigation losses disclosed in Note 11 — Commitments and Contingencies, nor does it include any separate foreclosure costs and related costs and assessments or any possible losses related to potential claims for breaches of performance of servicing obligations, potential claims under securities laws or potential indemnity or other claims against the Corporation. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities or other claims against the Corporation; however, such loss could be material.

     The methodology used to estimate this non-GSE range of possible loss for representations and warranties considers a variety of factors including the Corporation’s experience related to actual defaults, estimated future defaults, historical loss experience, and its GSE experience with estimated repurchase rates by product. It also considers the Corporation’s assumptions regarding economic conditions, including estimated first quarter 2011 home prices. Since the terms of the non-GSE transactions differ from those of the GSEs, the Corporation applies judgment and adjustments to GSE experience in order to determine the range of possible loss for non-GSE securitizations.
     These adjustments made by the Corporation include: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first adjustment is based on the Corporation’s belief that a contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust and, accordingly, the Corporation believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second adjustment is related to the fact that non-GSE securitizations have different types of representations and warranties provided. The Corporation believes the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the comparable agreements with the GSEs. The third adjustment is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE contracts. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. This estimated range of possible loss assumes that this presentation threshold is met for some but significantly less than all of the non-GSE securitization transactions. The foregoing factors, individually and in the aggregate, require the Corporation to use significant judgment in estimating the range of possible loss for non-GSE representations and warranties. The adjustments have been developed assuming a loan-level analysis and consider product type, age, number of payments made, and type of security, loan originator and sponsor.
     Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from the Corporation’s assumptions in its predictive models, including, without limitation, those regarding estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for non-GSE representations and warranties could result in significant increases to this range of loss estimate. For example, the Corporation believes that the contractual requirement typically included in non-GSE securitization agreements, that a representations and warranties breach materially and adversely affect the interest of the investor or all investors in the securitization trust in order to give rise to the repurchase obligation means repurchase claimants must prove that the representations and warranties breach was the cause of the loss. If a court or courts were to disagree with the Corporation’s interpretations of these agreements, it could impact this estimated range of possible loss. Additionally, certain recent court rulings related to monoline litigation, including one related to the Corporation, have allowed for sampling of loan files to determine if a breach of representations and warranties occurred instead of requiring a review of each loan file. If this sampling approach is upheld more generally in the courts, private-label investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. In addition, although the Corporation believes that the representations and warranties typically given in non-GSE securitization transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant loan-level experience to measure the impact of these differences on the probability that a loan will be required to be repurchased. Finally, as mentioned previously, the trustee is empowered to have access to the loan files without a request by the investors. If additional private-label investors organize and meet the presentation threshold, such as 25 percent of the voting rights per trust, then the investors will be able to request the trustee to obtain loan files to investigate breaches of representations and warranties or other matters and the trustee may choose to follow that request, exempt from liability, provided that the trustee is acting in good faith. It is difficult to predict how a trustee may act or how many investors may be able to meet the prerequisite presentation thresholds. In this regard, the Corporation’s model reflects an adjustment to reduce the range of possible loss for the presentation threshold for all private-label securitizations of approximately $4 billion to arrive at the $7 billion to $10 billion range. Although the Corporation’s evaluation of these factors results in lowering the estimated range of possible loss for non-GSE representations and warranties, any adverse developments in contractual interpretations of causation or level of representations, or the presentation threshold, could each have a significant impact on future provisions and the estimate of range of possible loss.
     The techniques used to arrive at the Corporation’s non-GSE range of possible loss for representations and warranties have a basis in historical market behavior, and are also based to a large degree on management’s judgment. The Corporation cannot provide assurance that its modeling assumptions, techniques, strategies or management judgment will at all times prove to be accurate and effective.
     The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase claim did not exist and will continue to do so in the future. In addition, the Corporation may reach one or more bulk settlements, including settlement amounts which could be material, with counterparties (in lieu of the loan-by-loan review process) if opportunities arise on terms determined to be advantageous to the Corporation.

NOTE 10 – Goodwill and Intangible Assets
Goodwill
     The table below presents goodwill balances by business segment at March 31, 2011 and December 31, 2010. The reporting units utilized for goodwill impairment tests are the operating segments or one level below as outlined in the following table.

	March 31	December 31
(Dollars in millions)	2011	2010

Deposits	$17,875	$17,875
Global Card Services	11,898	11,889
Consumer Real Estate Services	2,796	2,796
Global Commercial Banking	20,668	20,656
Global Banking & Markets	10,673	10,682
Global Wealth & Investment Management	9,928	9,928
All Other	31	35

Total goodwill	$73,869	$73,861

     Due to the continued stress on Global Card Services, the Corporation performed an impairment analysis for this reporting unit during the three months ended March 31, 2011. In step one of the goodwill impairment test, the fair value of Global Card Services was estimated under the income approach. The significant assumptions under the income approach included the discount rate, terminal value, expected loss rates and expected new account growth. The carrying amount, fair value and goodwill for the Global Card Services reporting unit were $25.9 billion, $30.2 billion and $11.9 billion, respectively. The estimated fair value as a percent of the carrying amount at March 31, 2011 was 117 percent. Although the fair value exceeded the carrying amount in step one of the Global Card Services goodwill impairment test, to further substantiate the value of goodwill, the Corporation also performed the step two test for this reporting unit. Under step two of the goodwill impairment test for this reporting unit, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment test indicated that the remaining balance of goodwill of $11.9 billion was not impaired as of March 31, 2011.
     On December 16, 2010, the Federal Reserve released proposed regulations to implement the Durbin Amendment of the Financial Reform Act, which are scheduled to be effective July 21, 2011. Although the range of revenue loss estimate based on the proposed rule was slightly higher than the Corporation’s original estimate of $2.0 billion, given the uncertainty around the potential outcome, the Corporation did not change the revenue loss estimate used in the goodwill impairment test during the three months ended March 31, 2011. If the final Federal Reserve rule sets interchange fee standards that are significantly lower than the interchange fee assumptions used in this goodwill impairment test, the Corporation will be required to perform an additional goodwill impairment test which may result in additional impairment of goodwill in Global Card Services. In view of the uncertainty with model inputs, including the final ruling, changes in the economic outlook and the corresponding impact to revenues and asset quality, and the impacts of mitigation actions, it is not possible to estimate the amount or range of amounts of additional goodwill impairment, if any.
     During the three months ended March 31, 2011, the Corporation also performed an impairment test for the Consumer Real Estate Services reporting unit as it was likely that there was a decline in its fair value as a result of uncertainties, including existing and potential litigation exposure and other related risks, higher current servicing costs including loss mitigation efforts, foreclosure-related issues and the redeployment of centralized sales resources to address servicing needs. In step one of the goodwill impairment test, the fair value of Consumer Real Estate Services was estimated based on a combination of the market approach and the income approach. Under the market approach valuation, significant assumptions included market multiples and a control premium. The significant assumptions for the valuation of Consumer Real Estate Services under the income approach included cash flow estimates, the discount rate and the terminal value. These assumptions were updated to reflect the current strategic plan forecast and to address the increased uncertainties referenced above. Based on the results of step one of the impairment test, the Corporation determined that the carrying amount of Consumer Real Estate Services, including goodwill, exceeded the fair value. The carrying amount, fair value and goodwill for the Consumer Real Estate Services reporting unit were $17.7 billion, $12.9 billion and $2.8 billion, respectively. The estimated fair value as a percent of the carrying amount at March 31, 2011 was 73 percent. Accordingly, the Corporation performed step two of the goodwill impairment test for this reporting unit. In step two, the Corporation compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under step two of the goodwill impairment test, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment test indicated that the remaining balance of goodwill of $2.8 billion was not impaired as of March 31, 2011.
     As the Corporation obtains additional information relative to its litigation exposure, representations and warranties repurchase obligations, servicing costs and foreclosure-related issues, it is possible that such information, if significantly different than the assumptions used in this goodwill impairment test, may result in additional impairment in the Consumer Real Estate Services reporting unit. For more information about goodwill and intangible assets, see Note 10 — Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Intangible Assets
     The table below presents the gross carrying amounts and accumulated amortization related to intangible assets at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
(Dollars in millions)	Carrying Value	Amortization	Carrying Value	Amortization

Purchased credit card relationships	$7,179	$4,229	$7,162	$4,085
Core deposit intangibles	5,394	4,173	5,394	4,094
Customer relationships	4,232	1,332	4,232	1,222
Affinity relationships	1,649	936	1,647	902
Other intangibles	3,090	1,314	3,087	1,296

Total intangible assets	$21,544	$11,984	$21,522	$11,599

     None of the intangible assets were impaired at March 31, 2011 or December 31, 2010.
     Amortization of intangibles expense was $385 million and $446 million for the three months ended March 31, 2011 and 2010. The Corporation estimates aggregate amortization expense will be approximately $375 million for each of the remaining quarters of 2011, and $1.3 billion, $1.2 billion, $1.0 billion, $900 million and $790 million for 2012 through 2016, respectively.
NOTE 11 – Commitments and Contingencies

     In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet. For additional information on commitments and contingencies, see Note 14 — Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Credit Extension Commitments
     The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table on page 173 shows the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $22.0 billion and $23.3 billion at March 31, 2011 and December 31, 2010. At March 31, 2011, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $989 million, including deferred revenue of $28 million and a reserve for unfunded lending commitments of $961 million. At December 31, 2010, the comparable amounts were $1.2 billion, $29 million and $1.2 billion, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

     The table below also includes the notional amount of commitments of $28.4 billion and $27.3 billion at March 31, 2011 and December 31, 2010, that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $689 million and $866 million on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 17 — Fair Value Option.

	March 31, 2011
		Expire after 1	Expire after 3
	Expire in 1	Year through	Years through	Expire after 5
(Dollars in millions)	Year or Less	3 Years	5 Years	Years	Total

Notional amount of credit extension commitments
Loan commitments	$114,372	$138,500	$54,017	$17,749	$324,638
Home equity lines of credit	2,384	4,482	19,409	49,834	76,109
Standby letters of credit and financial guarantees (1)	33,365	18,665	5,102	5,168	62,300
Letters of credit (2)	2,404	95	-	1,034	3,533

Legally binding commitments	152,525	161,742	78,528	73,785	466,580
Credit card lines (3)	498,094	-	-	-	498,094

Total credit extension commitments	$650,619	$161,742	$78,528	$73,785	$964,674

	December 31, 2010
Notional amount of credit extension commitments
Loan commitments	$152,926	$144,461	$43,465	$16,172	$357,024
Home equity lines of credit	1,722	4,290	18,207	55,886	80,105
Standby letters of credit and financial guarantees (1)	35,275	18,940	4,144	5,897	64,256
Letters of credit (2)	3,698	110	-	874	4,682

Legally binding commitments	193,621	167,801	65,816	78,829	506,067
Credit card lines (3)	497,068	-	-	-	497,068

Total credit extension commitments	$690,689	$167,801	$65,816	$78,829	$1,003,135

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $40.1 billion and $21.6 billion at March 31, 2011 and $41.1 billion and $22.4 billion at December 31, 2010.

(2)	Amount includes $116 million and $849 million of consumer letters of credit and $3.4 billion and $3.8 billion of commercial letters of credit at March 31, 2011 and December 31, 2010, respectively.

(3)	Includes business card unused lines of credit.
     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
Global Principal Investments and Other Equity Investments
     At March 31, 2011 and December 31, 2010, the Corporation had unfunded equity investment commitments of approximately $1.3 billion and $1.5 billion. In light of proposed Basel regulatory capital changes related to unfunded commitments, the Corporation has actively reduced these commitments in a series of transactions involving its private equity fund investments. For more information on these Basel regulatory capital changes, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. In 2010, the Corporation completed the sale of its exposure to certain private equity funds. For more information on these transactions, see Note 5 – Securities to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Loan Purchases
     In 2005, the Corporation entered into an agreement for the committed purchase of retail automotive loans over a five-year period that ended on June 22, 2010. Under this agreement, the Corporation purchased $6.6 billion of such loans during 2010. All loans purchased under this agreement were subject to a comprehensive set of credit criteria. At March 31, 2010, the Corporation had a derivative liability with a fair value of $73 million related to this agreement. This derivative liability was settled upon the maturity of the agreement in June 2010. As part of this agreement, the Corporation recorded a liability which may increase or decrease based on credit performance of the purchased loans over a period extending through 2016. As of December 31, 2010, the Corporation was no longer committed for any additional purchases.

     At March 31, 2011 and December 31, 2010, the Corporation had other commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.7 billion and $2.6 billion, which upon settlement will be included in loans or LHFS.
Operating Leases
     The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $2.3 billion, $2.7 billion, $2.3 billion, $1.7 billion and $1.4 billion for 2011 through 2015, respectively, and $6.9 billion in the aggregate for all years thereafter.
Other Commitments
     At March 31, 2011 and December 31, 2010, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $96.5 billion and $39.4 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $65.1 billion and $33.5 billion. All of these commitments expire within the next 12 months.
     The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At both March 31, 2011 and December 31, 2010, the minimum fee commitments over the remaining terms of these agreements totaled $2.1 billion.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
     The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At both March 31, 2011 and December 31, 2010, the notional amount of these guarantees totaled $15.8 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.1 billion and $5.0 billion with estimated maturity dates between 2030 and 2040. As of March 31, 2011, the Corporation has not made a payment under these products. The probability of surrender has increased due to the deteriorating financial health of policyholders, but remains a small percentage of total notional.
Employee Retirement Protection
     The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At March 31, 2011 and December 31, 2010, the notional amount of these guarantees totaled $32.9 billion and $33.8 billion with estimated maturity dates up to 2014 if the exit option is exercised on all deals. As of March 31, 2011, the Corporation has not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

Merchant Services
     During 2009, the Corporation contributed its merchant processing business to a joint venture in exchange for a 46.5 percent ownership interest in the joint venture. During the second quarter of 2010, the joint venture purchased the interest held by one of the three initial investors bringing the Corporation’s ownership interest up to 49 percent. For additional information on the joint venture agreement, see Note 5 — Securities.
     The Corporation, on behalf of the joint venture, provides credit and debit card processing services to various merchants by processing credit and debit card transactions on the merchants’ behalf. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults on its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the joint venture as the merchant processor. If the joint venture is unable to collect this amount from the merchant, it bears the loss for the amount paid to the cardholder. The joint venture is primarily liable for any losses on transactions from the contributed portfolio that occur after June 26, 2009. However, if the joint venture fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation could be held liable for the disputed amount. For the three months ended March 31, 2011 and 2010, the joint venture processed and settled $84.9 billion and $79.1 billion of transactions and it recorded losses of $3 million for both periods.
     At March 31, 2011 and December 31, 2010, the Corporation, on behalf of the joint venture, held as collateral $23 million and $25 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants. The joint venture also has the right to offset any payments with cash flows otherwise due to the merchant. Accordingly, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2011 and December 31, 2010, the maximum potential exposure totaled approximately $140.7 billion and $139.5 billion. The Corporation does not expect to make material payments in connection with these guarantees. The maximum potential exposure disclosed does not include volumes processed by First Data contributed portfolios.
Other Derivative Contracts
     The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At March 31, 2011 and December 31, 2010, the total notional amount of these derivative contracts was approximately $3.7 billion and $4.3 billion with commercial banks and $1.9 billion and $1.7 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.
Other Guarantees
     The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds at the preset future date. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At March 31, 2011 and December 31, 2010, the notional amount of these guarantees totaled $387 million and $666 million. These guarantees have various maturities ranging from two to five years. As of March 31, 2011 and December 31, 2010, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.
     The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.9 billion and $3.4 billion at March 31, 2011 and December 31, 2010. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.
     In addition, the Corporation has guaranteed the payment obligations of certain subsidiaries of Merrill Lynch on certain derivative transactions. The aggregate notional amount of such derivative liabilities was approximately $2.5 billion and $2.1 billion at March 31, 2011 and December 31, 2010. In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.
Payment Protection Insurance Claims Matter
     In the U.K., the Corporation sells payment protection insurance (PPI) through its Global Card Services business to credit card customers and has previously sold this insurance to consumer loan customers. PPI covers a consumer’s loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints of misleading sales tactics across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) investigated and raised concerns about the way some companies have handled complaints relating to the sale of these insurance policies. In August 2010, the FSA issued a policy statement (the FSA Policy Statement) on the assessment and remediation of PPI claims that is applicable to the Corporation’s U.K. consumer businesses and is intended to address concerns among consumers and regulators regarding the handling of PPI complaints across the industry. The FSA Policy Statement sets standards for the sale of PPI that apply to current and prior sales, and in the event a company does not or did not comply with the standards, it is alleged that the insurance was incorrectly sold, giving the customer rights to remedies. The FSA Policy Statement also requires companies to review their sales practices and to proactively remediate non-complaining customers if evidence of a systematic breach of the newly articulated sales standards is discovered, which could include refunding premiums paid. Based on the FSA Policy Statement, as of December 31, 2010, the Corporation’s accrued liability was $630 million based on its current claims history and an estimate of claims that have yet to be asserted against the Corporation. The liability is included in accrued expenses and other liabilities on the Consolidated Balance Sheet. Subject to the outcome of the Corporation’s review and the judicial review process described below, it is possible that an additional liability may be required.
     In October 2010, the British Bankers’ Association (BBA), on behalf of its members, including the Corporation, challenged the provisions of the FSA Policy Statement and their retroactive application to sales of PPI to U.K. consumers through a judicial review process against the FSA and the U.K. Financial Ombudsman Service. On April 20, 2011, the U.K. court issued a judgment upholding the FSA Policy Statement as promulgated and dismissing the BBA’s challenge. The BBA has not yet stated whether it intends to file an application for permission to appeal the decision. Until the final outcome of the judicial review is known, the Corporation cannot predict what the final outcome will be or reasonably estimate what additional costs and expenses the Corporation might incur because of this matter. The liability related to potential claims as of March 31, 2011 is $650 million, with the increase from December 31, 2010 due to the strengthening in the British pound against the U.S. dollar.
Litigation and Regulatory Matters
     The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).
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

     In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the New York Stock Exchange, the FSA and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.
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
     In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expense of $940 million was recognized in the three months ended March 31, 2011 compared to $588 million for the same period in 2010.
     For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $150 million to $1.6 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.
Auction Rate Securities Litigation
     On February 24, 2011, the U.S. District Court for the Northern District of California dismissed the complaint in Bondar v. Bank of America Corporation, which was filed by a putative class of auction rate securities purchasers against the Corporation and Banc of America Securities, LLC. The plaintiffs’ time to decide whether to file an amended complaint is stayed pending the U.S. Court of Appeals for the Second Circuit’s decision in In Re Merrill Lynch Auction Rate Securities Litigation.
Countrywide Bond Insurance Litigation
MBIA
     The court has indicated that any trial of this matter is unlikely to proceed until at least 2012.
Syncora
     The court has indicated that any trial of this matter is unlikely to proceed until at least 2012.
Countrywide Equity and Debt Securities Matters
     On February 25, 2011, the court granted final approval of the settlement.
Federal Home Loan Bank Litigation
     The Federal Home Loan Bank of Boston (FHLB Boston) filed a complaint on April 20, 2011 against numerous defendants, including the Corporation, Countrywide Financial Corporation, Merrill Lynch & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and several other affiliated entities, in Massachusetts Superior Court, Suffolk County, entitled Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al. FHLB Boston alleges that it purchased MBS issued by numerous entities in 115 public offerings, including MBS issued by Countrywide Financial Corporation-related entities in seven offerings between January 2005 and July 2007, and MBS issued by Bank of America Funding Corporation in two offerings and by MLPF&S-related entities in two offerings between October 2005 and April 2007. FHLB Boston also asserts claims against Countrywide Securities Corporation and MLPF&S in connection with MBS issued by third parties which they underwrote. FHLB Boston contends, among other allegations, that defendants made false and misleading statements regarding the process by which (i) the properties that served as collateral for the mortgage loans underlying the MBS were appraised; and (ii) the underwriting practices by which those mortgage loans were originated. FHLB Boston also alleges false and misleading statements regarding: (i) the credit ratings of the securities; (ii) compliance with state and federal lending statutes; (iii) the scope of review performed by third-party due diligence firms; and (iv) the transfer and assignment of the mortgages to the trusts.
Interchange and Related Litigation
     On March 28, 2011, a class action lawsuit was filed in the Supreme Court of British Columbia, Canada, under the caption Watson v. Bank of America Corporation et al., on behalf of a putative class of merchants that accept Visa and MasterCard credit cards in Canada. The suit names as defendants Visa, MasterCard and a number of other banks and bank holding companies, including the Corporation. The plaintiff alleges that the defendants conspired to fix the merchant discount fees that merchants pay to acquiring banks on credit card transactions. The plaintiff also alleges that the defendants conspired to impose certain rules relating to merchant acceptance of credit cards at the point of sale. The action asserts claims under section 45 of the Competition Act and other common law claims, and seeks unspecified damages and injunctive relief based on their assertion that merchant discount fees would be lower absent the challenged conduct.
     Pursuant to Visa’s publicly-disclosed Retrospective Responsibility Plan (the RRP), Visa placed certain proceeds from its initial public offering (IPO) into an escrow fund (the Escrow). Under the RRP, funds in the Escrow may be accessed by Visa and its members, including Bank of America, to pay for a comprehensive settlement or damages in Interchange, with the Corporation’s payments from the Escrow capped at 12.81 percent of the funds that Visa places therein. Subject to that cap, the Corporation may use Escrow funds to cover 73.9 percent of its monetary payment towards a comprehensive Interchange settlement, 100 percent of its payment for any Visa-related damages and 73.9 percent of its payment for any internetwork and unassigned damages.

Mortgage-backed Securities Litigation
Luther Litigation and Related Actions
     On April 21, 2011, the court dismissed with prejudice the Corporation and NB Holdings Corporation as defendants in Maine State Retirement System v. Countrywide Financial Corporation, et al.
Mortgage Servicing Investigations and Litigation
     On April 13, 2011, the Corporation entered into a consent order with the Federal Reserve and Bank of America, N.A. (BANA) entered into a consent order with the Office of the Comptroller of the Currency (OCC) to address the regulators’ concerns about residential mortgage servicing practices and foreclosure processes. Also on April 13, 2011, the other 13 largest mortgage servicers separately entered into consent orders with their respective federal bank regulators related to residential mortgage servicing practices and foreclosure processes. The orders resulted from an interagency horizontal review conducted by federal bank regulators of major residential mortgage servicers. While federal bank regulators found that loans foreclosed upon had been generally considered for other alternatives (such as loan modifications) and were seriously delinquent, and that servicers could support their standing to foreclose, several areas for process improvement requiring timely and comprehensive remediation across the industry were also identified. The Corporation identified most of these areas for process improvement after its own review in late 2010 and has been making significant progress in these areas in the last several months. The federal bank regulator consent orders with the mortgage servicers do not assess civil monetary penalties. However, the consent orders do not preclude the assertion of civil monetary penalties and a federal bank regulator has stated publicly that it believes monetary penalties are appropriate. The consent order with the OCC requires servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes; adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan; and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the consent order requires that servicers retain an independent consultant, approved by the OCC, to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred between January 1, 2009 and December 31, 2010 and that servicers submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review.
     In addition, law enforcement authorities in all 50 states and the U.S. Department of Justice and other federal agencies continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to include other default servicing practices, including mortgage loan modification and loss mitigation practices. The Corporation is cooperating with these investigations and is dedicating significant resources to address these issues. The Corporation and the other 13 largest mortgage servicers have engaged in ongoing discussions regarding these matters with these law enforcement authorities and federal agencies.
     The Corporation continues to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to the Corporation’s past and current foreclosure activities. This scrutiny may extend beyond its pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities.
     The current environment of heightened regulatory scrutiny has the potential to subject the Corporation to inquiries or investigations that could significantly adversely affect its reputation. Such investigations by state and federal authorities, as well as any other governmental or regulatory scrutiny of the Corporation’s foreclosure processes, could result in material fines, penalties, equitable remedies, additional default servicing requirements and process changes, or other enforcement actions, and could result in significant legal costs in responding to governmental investigations and additional litigation.
Ocala Litigation
     On March 14, 2011, the Federal Deposit Insurance Corporation moved to dismiss the October 1, 2010 action for BANA’s alleged failure to exhaust administrative remedies and for lack of standing, among other grounds.
     On March 23, 2011, the U.S. District Court for the Southern District of New York issued an order granting in part and denying in part BANA’s motions to dismiss the BNP Paribas Mortgage Corporation and Deutsche Bank AG claims. The court dismissed plaintiffs’ claims against BANA in its capacity as custodian and depositary, as well as plaintiffs’ claims for contractual indemnification and certain other claims. The court retained the claims questioning BANA’s performance as indenture trustee and collateral agent. Finally, the court agreed with BANA that plaintiffs may not pursue claims for any breach that arose prior to July 20, 2009 (the date on which plaintiffs purchased the last issuance of Ocala notes).
Repurchase Litigation
     On February 23, 2011, 11 entities with the common name, Walnut Place (including Walnut Place LLC, and Walnut Place II LLC through Walnut Place XI LLC) filed a lawsuit entitled Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al. in the Supreme Court of the State of New York, County of New York, against the Corporation and Countrywide Home Loans, Inc., along with co-defendants Park Granada LLC, Park Monaco Inc. and Park Sienna LLC (collectively, with Countrywide Home Loans, Inc., the Sellers), and nominal co-defendant Bank of New York Mellon, acting in its capacity as trustee. The initial complaint was a purported derivative action for alleged breaches of a pooling and servicing agreement under which the Sellers sold residential mortgage loans to a securitization trust, Alternative Loan Trust 2006-OA10. The plaintiffs are alleged holders of certificates in several classes of the securitization trust who purport to sue derivatively in the place of the trustee. The plaintiffs allege that the Sellers breached representations and warranties in the pooling and servicing agreement regarding mortgage loans, and that the trustee improperly failed to sue the Sellers regarding the alleged breaches. The plaintiffs seek a court order requiring the Sellers to repurchase the mortgage loans at issue, or alternatively, damages for breach of contract, and allege that the Corporation is a successor in liability to Countrywide Home Loans, Inc. Some members of the plaintiff group have submitted repurchase demands for alleged breaches of representations and warranties that are the subject of this lawsuit. On April 12, 2011, plaintiffs amended their complaint to add similar allegation with respect to an additional securitization trust, Alternative Loan Trust 2006-OA3. The defendants’ response to the amended complaint is due on May 17, 2011.
TMST, Inc. Litigation
     On April 29, 2011, the Chapter 11 bankruptcy trustee for TMST, Inc. (formerly known as Thornburg Mortgage, Inc.) and for certain affiliated entities (collectively, Thornburg), along with Zuni Investors, LLC (ZI), filed an adversary proceeding in the United States Bankruptcy Court for the District of Maryland entitled In Re TMST, Inc., f/k/a Thornburg Mortgage, Inc. against Countrywide Home Loans, Inc. (CHL) and the Corporation. The plaintiffs allege, among other things, that CHL sold residential mortgage loans to Thornburg pursuant to two Mortgage Loan Purchase and Servicing Agreements, and that CHL allegedly breached certain representations and warranties contained in those agreements concerning property appraisals, prudent and customary loan origination practices, accuracy of mortgage loan schedules, and occupancy status. The complaint further alleges that those loans were deposited by Thornburg into a securitization trust, Zuni Mortgage Loan Trust 2006-OA1, and that ZI purchased certificates issued by that trust. Plaintiffs seek a court order requiring CHL to repurchase the mortgage loans at issue, or alternatively, damages for alleged breach of contract.
NOTE 12 – Shareholders’ Equity

Common Stock
     In January 2011, the Board declared a first quarter cash dividend of $0.01 per common share which was paid on March 25, 2011 to common shareholders of record on March 4, 2011.
     There is no existing Board authorized share repurchase program. In connection with employee stock plans, the Corporation issued approximately 47 million shares and repurchased approximately 27 million shares to satisfy tax withholding obligations during the three months ended March 31, 2011. At March 31, 2011, the Corporation had reserved 1.5 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
     During the three months ended March 31, 2011, the Corporation issued approximately 196 million RSUs to certain employees under the Key Associate Stock Plan and the Merrill Lynch Employee Stock Compensation Plan. The majority of these awards generally vest in three equal annual installments beginning one year from the grant date; however, certain awards are earned based on the achievement of specified performance criteria. Vested RSUs may be settled in cash or in common shares, depending on the terms of the applicable award. In early 2011, approximately 129 million of these RSUs were authorized to be settled in common shares. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock. The compensation cost for the remaining awards is fixed and based on the share price of the Corporation’s common stock on the date of grant, or the date upon which settlement in common stock has been authorized. The Corporation hedges a portion of its exposure to variability in the expected cash flows for certain unvested awards using a combination of economic and cash flow hedges as described in Note 4 — Derivatives.
Preferred Stock
     During the three months ended March 31, 2011, the aggregate dividends declared on preferred stock were $310 million.
NOTE 13 – Accumulated Other Comprehensive Income (Loss)

     The table below presents the changes in accumulated OCI for the three months ended March 31, 2011 and 2010, net-of-tax.

	Available-for-	Available-for-
	sale Debt	sale Marketable		Employee	Foreign
(Dollars in millions)	Securities	Equity Securities	Derivatives	Benefit Plans (1)	Currency (2)	Total

Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)
Cumulative adjustment for new consolidation guidance	(116)	-	-	-	-	(116)
Net change in fair value recorded in accumulated OCI	864	(19)	(203)	-	(43)	599
Net realized (gains) losses reclassified into earnings	(84)	183	42	66	-	207

Balance, March 31, 2010	$36	$2,293	$(2,696)	$(4,026)	$(536)	$(4,929)

Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)
Net change in fair value recorded in accumulated OCI	(360)	821	59	-	27	547
Net realized (gains) losses reclassified into earnings	(289)	(11)	207	75	-	(18)

Balance, March 31, 2011	$65	$7,469	$(2,970)	$(3,872)	$(229)	$463

(1)	Net change in fair value represents after-tax adjustments based on the final year-end actuarial valuations.

(2)	Net change in fair value represents only the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.

NOTE 14 – Earnings Per Common Share

     The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2011 and 2010 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K for additional information on the calculation of EPS.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2011	2010

Earnings per common share
Net income	$2,049	$3,182
Preferred stock dividends	(310)	(348)

Net income applicable to common shareholders	$1,739	$2,834
Dividends and undistributed earnings allocated to participating securities	(14)	(247)

Net income allocated to common shareholders	$1,725	$2,587

Average common shares issued and outstanding	10,075,875	9,177,468

Earnings per common share	$0.17	$0.28

Diluted earnings per common share
Net income applicable to common shareholders	$1,739	$2,834
Dividends and undistributed earnings allocated to participating securities	(14)	(38)

Net income allocated to common shareholders	$1,725	$2,796

Average common shares issued and outstanding	10,075,875	9,177,468
Dilutive potential common shares (1)	105,476	827,786

Total diluted average common shares issued and outstanding	10,181,351	10,005,254

Diluted earnings per common share	$0.17	$0.28

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.
     For the three months ended March 31, 2011 and 2010, average options to purchase 230 million and 283 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For both the three months ended March 31, 2011 and 2010, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For the three months ended March 31, 2011, 67 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L (Series L Preferred Stock) were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For the three months ended March 31, 2010, 117 million average dilutive potential common shares associated with the Series L Preferred Stock and the Merrill Lynch & Co., Inc. Mandatory Convertible Preferred Stock Series 2 and Series 3 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For purposes of computing basic EPS, Common Equivalent Securities (CES) were considered to be participating securities prior to February 24, 2010 and as such were allocated earnings as required by the two-class method. For purposes of computing diluted EPS prior to February 24, 2010, the dilutive effect of the CES was calculated using the “if-converted” method which was more dilutive than the two-class method for the three months ended March 31, 2010.
NOTE 15 – Pension and Postretirement Plans

     The Corporation sponsors noncontributory trusteed pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. Additional information on these plans is presented in Note 19 – Employee Benefit Plans to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
     As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan, non-U.S. pension plans, nonqualified pension plans and postretirement plans. The non-U.S. pension plans vary based on the country and local practices. In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contributions for the three months ended March 31, 2011 and 2010 under this agreement. Contributions may be required in the future under this agreement.
     Net periodic benefit cost of the Corporation’s plans for the three months ended March 31, 2011 and 2010 included the following components.

	Three Months Ended March 31
					Nonqualified and		Postretirement
	Qualified Pension		Non-U.S. Pension		Other Pension		Health and Life
	Plans		Plans		Plans(1)		Plans
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$108	$103	$11	$7	$-	$1	$4	$4
Interest cost	188	187	25	20	39	41	21	22
Expected return on plan assets	(325)	(316)	(29)	(22)	(35)	(35)	(2)	(2)
Amortization of transition obligation	-	-	-	-	-	-	8	8
Amortization of prior service cost (credits)	6	7	-	-	(2)	(2)	2	-
Amortization of net actuarial loss (gain)	101	89	-	-	5	-	1	(8)
Recognized termination and settlement benefit cost	-	-	-	-	-	10	-	-

Net periodic benefit cost	$78	$70	$7	$5	$7	$15	$34	$24

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan as described above.
     In 2011, the Corporation expects to contribute approximately $82 million to its non-U.S. pension plans, $103 million to its nonqualified and other pension plans, and $121 million to its postretirement health and life plans. For the three months ended March 31, 2011, the Corporation contributed $68 million, $47 million and $30 million, respectively, to these plans. The Corporation does not expect to be required to contribute to its qualified pension plans during 2011.
NOTE 16 – Fair Value Measurements

     Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles and Note 22 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. The Corporation accounts for certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, long-term deposits and long-term debt under the fair value option. For more information, see Note 17 – Fair Value Option.

Recurring Fair Value
     Assets and liabilities carried at fair value on a recurring basis at March 31, 2011 and December 31, 2010, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2011
	Fair Value Measurements
				Netting	Assets/Liabilities
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Adjustments (2)	at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$93,800	$-	$-	$93,800
Trading account assets:
U.S. government and agency securities	31,042	25,675	-	-	56,717
Corporate securities, trading loans and other	690	45,146	7,578	-	53,414
Equity securities	26,301	8,358	734	-	35,393
Non-U.S. sovereign debt	29,978	11,769	252	-	41,999
Mortgage trading loans and asset-backed securities	-	14,541	6,697	-	21,238

Total trading account assets	88,011	105,489	15,261	-	208,761
Derivative assets (3)	2,647	1,306,318	16,232	(1,259,863)	65,334
Available-for-sale debt securities:
U.S. Treasury securities and agency securities	46,155	2,944	-	-	49,099
Mortgage-backed securities:
Agency	-	191,770	-	-	191,770
Agency-collateralized mortgage obligations	-	34,971	56	-	35,027
Non-agency residential	-	19,451	1,203	-	20,654
Non-agency commercial	-	6,780	19	-	6,799
Non-U.S. securities	1,344	2,958	-	-	4,302
Corporate/Agency bonds	-	4,336	133	-	4,469
Other taxable securities	20	1,824	11,024	-	12,868
Tax-exempt securities	-	4,211	1,146	-	5,357

Total available-for-sale debt securities	47,519	269,245	13,581	-	330,345
Loans and leases	-	68	3,619	-	3,687
Mortgage servicing rights	-	-	15,282	-	15,282
Loans held-for-sale	-	13,387	4,259	-	17,646
Other assets	27,386	47,082	4,193	-	78,661

Total assets	$165,563	$1,835,389	$72,427	$(1,259,863)	$813,516

Liabilities
Interest-bearing deposits in U.S. offices	$-	$2,982	$-	$-	$2,982
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	37,308	-	-	37,308
Trading account liabilities:
U.S. government and agency securities	29,523	5,238	-	-	34,761
Equity securities	19,196	2,026	-	-	21,222
Non-U.S. sovereign debt	19,150	2,426	-	-	21,576
Corporate securities and other	299	10,518	102	-	10,919

Total trading account liabilities	68,168	20,208	102	-	88,478
Derivative liabilities (3)	2,298	1,283,329	9,813	(1,241,939)	53,501
Commercial paper and other short-term borrowings	-	5,695	726	-	6,421
Accrued expenses and other liabilities	20,502	1,358	689	-	22,549
Long-term debt	-	50,610	3,138	-	53,748

Total liabilities	$90,968	$1,401,490	$14,468	$(1,241,939)	$264,987

(1)	Gross transfers between Level 1 and Level 2 were approximately $400 million during the three months ended March 31, 2011.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

	December 31, 2010
	Fair Value Measurements
				Netting	Assets/Liabilities
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Adjustments (2)	at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$78,599	$-	$-	$78,599
Trading account assets:
U.S. government and agency securities (3)	28,237	32,574	-	-	60,811
Corporate securities, trading loans and other	732	40,869	7,751	-	49,352
Equity securities	23,249	8,257	623	-	32,129
Non-U.S. sovereign debt	24,934	8,346	243	-	33,523
Mortgage trading loans and asset-backed securities	-	11,948	6,908	-	18,856

Total trading account assets	77,152	101,994	15,525	-	194,671
Derivative assets (4)	2,627	1,516,244	18,773	(1,464,644)	73,000
Available-for-sale debt securities:
U.S. Treasury securities and agency securities	46,003	3,102	-	-	49,105
Mortgage-backed securities:
Agency	-	191,213	4	-	191,217
Agency-collateralized mortgage obligations	-	37,017	-	-	37,017
Non-agency residential	-	21,649	1,468	-	23,117
Non-agency commercial	-	6,833	19	-	6,852
Non-U.S. securities	1,440	2,696	3	-	4,139
Corporate/Agency bonds	-	5,154	137	-	5,291
Other taxable securities	20	2,354	13,018	-	15,392
Tax-exempt securities	-	4,273	1,224	-	5,497

Total available-for-sale debt securities	47,463	274,291	15,873	-	337,627
Loans and leases	-	-	3,321	-	3,321
Mortgage servicing rights	-	-	14,900	-	14,900
Loans held-for-sale	-	21,802	4,140	-	25,942
Other assets	32,624	31,051	6,856	-	70,531

Total assets	$159,866	$2,023,981	$79,388	$(1,464,644)	$798,591

Liabilities
Interest-bearing deposits in U.S. offices	$-	$2,732	$-	$-	$2,732
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	37,424	-	-	37,424
Trading account liabilities:
U.S. government and agency securities	23,357	5,983	-	-	29,340
Equity securities	14,568	914	-	-	15,482
Non-U.S. sovereign debt	14,748	1,065	-	-	15,813
Corporate securities and other	224	11,119	7	-	11,350

Total trading account liabilities	52,897	19,081	7	-	71,985
Derivative liabilities (4)	1,799	1,492,963	11,028	(1,449,876)	55,914
Commercial paper and other short-term borrowings	-	6,472	706	-	7,178
Accrued expenses and other liabilities	31,470	931	828	-	33,229
Long-term debt	-	47,998	2,986	-	50,984

Total liabilities	$86,166	$1,607,601	$15,555	$(1,449,876)	$259,446

(1)	Gross transfers between Level 1 and Level 2 were approximately $1.3 billion during the year ended December 31, 2010.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	Certain prior period amounts have been reclassified to conform to current period presentation.

(4)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

     The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended March 31, 2011
		Gains	Gains					Gross	Gross
	Balance	(Losses)	(Losses)					Transfers	Transfers	Balance
	January 1	Included in	Included in	Gross				into	out of	March 31
(Dollars in millions)	2011 (1)	Earnings	OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)	2011 (1)

Trading account assets:
Corporate securities, trading loans and other	$7,751	$494	$-	$1,550	$(2,350)	$-	$(181)	$569	$(255)	$7,578
Equity securities	623	43	-	100	(70)	-	-	39	(1)	734
Non-U.S. sovereign debt	243	5	-	48	(4)	-	-	-	(40)	252
Mortgage trading loans and asset-backed securities	6,908	562	-	766	(1,086)	-	(64)	1	(390)	6,697

Total trading account assets	15,525	1,104	-	2,464	(3,510)	-	(245)	609	(686)	15,261
Net derivative assets (2)	7,745	438	-	502	(748)	-	(1,670)	307	(155)	6,419
Available-for-sale debt securities:
Mortgage-backed securities:
Agency	4	-	-	-	-	-	-	-	(4)	-
Agency-collateralized mortgage obligations	-	-	-	56	-	-	-	-	-	56
Non-agency residential	1,468	(16)	(22)	-	(237)	-	(262)	272	-	1,203
Non-agency commercial	19	-	-	-	-	-	-	-	-	19
Non-U.S. securities	3	-	-	-	-	-	-	-	(3)	-
Corporate/Agency bonds	137	2	1	-	(7)	-	-	-	-	133
Other taxable securities	13,018	29	57	552	(52)	-	(2,582)	2	-	11,024
Tax-exempt securities	1,224	(3)	6	-	(49)	-	(32)	-	-	1,146

Total available-for-sale debt securities	15,873	12	42	608	(345)	-	(2,876)	274	(7)	13,581
Loans and leases (3, 4)	3,321	172	-	-	(109)	846	(616)	5	-	3,619
Mortgage servicing rights (4)	14,900	247	-	-	-	841	(706)	-	-	15,282
Loans held-for-sale (3)	4,140	178	-	31	(173)	-	(123)	222	(16)	4,259
Other assets (5)	6,856	122	-	77	(941)	-	(288)	-	(1,633)	4,193
Trading account liabilities – Corporate securities and other	(7)	-	-	7	(102)	-	-	-	-	(102)
Commercial paper and other short-term borrowings (3)	(706)	(46)	-	-	-	-	26	-	-	(726)
Accrued expenses and other liabilities (3)	(828)	143	-	-	(4)	-	-	-	-	(689)
Long-term debt (3)	(2,986)	(148)	-	84	-	(43)	239	(637)	353	(3,138)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at March 31, 2011 include derivative assets of $16.2 billion and derivative liabilities of $9.8 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.
     During the three months ended March 31, 2011, the more significant transfers into Level 3 included $609 million of trading account assets and $637 million of long-term debt accounted for under the fair value option. Transfers into Level 3 for trading account assets were primarily driven by certain CLOs which were transferred into Level 3 due to a lack of pricing transparency. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain equity-linked structured notes.
     During the three months ended March 31, 2011, the more significant transfers out of Level 3 included $686 million of trading account assets and $1.6 billion of other assets. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS and consumer ABS portfolios. Transfers out of Level 3 for other assets were the result of an IPO of an equity investment.

Level 3 – Fair Value Measurements
	Three Months Ended March 31, 2010
			Gains	Gains	Purchases,	Gross	Gross
	Balance		(Losses)	(Losses)	Sales,	Transfers	Transfers	Balance
	January 1	Consolidation	Included in	Included in	Issuances and	into	out of	March 31
(Dollars in millions)	2010 (1)	of VIEs	Earnings	OCI	Settlements	Level 3 (1)	Level 3 (1)	2010 (1)

Trading account assets:
Corporate securities, trading loans and other	$11,080	$117	$406	$-	$(1,944)	$1,474	$(487)	$10,646
Equity securities	1,084	-	6	-	(330)	34	(73)	721
Non-U.S. sovereign debt	1,143	-	(82)	-	(28)	87	(56)	1,064
Mortgage trading loans and asset-backed securities	7,770	175	(25)	-	54	22	(164)	7,832

Total trading account assets	21,077	292	305	-	(2,248)	1,617	(780)	20,263
Net derivative assets (2)	7,863	-	1,403	-	(1,896)	1,288	(61)	8,597
Available-for-sale debt securities:
Non-agency MBS:
Residential	7,216	(96)	(233)	(375)	(2,235)	1,099	-	5,376
Commercial	258	-	(13)	(31)	(128)	52	-	138
Non-U.S. securities	468	-	(121)	(10)	(53)	-	-	284
Corporate/Agency bonds	927	-	(3)	21	(325)	19	-	639
Other taxable securities	9,854	5,812	(9)	(63)	(40)	680	(42)	16,192
Tax-exempt securities	1,623	-	23	8	(492)	316	(48)	1,430

Total available-for-sale debt securities	20,346	5,716	(356)	(450)	(3,273)	2,166	(90)	24,059
Loans and leases (3)	4,936	-	116	-	(1,045)	-	-	4,007
Mortgage servicing rights	19,465	-	(698)	-	75	-	-	18,842
Loans held-for-sale (3)	6,942	-	(64)	-	(1,056)	162	-	5,984
Other assets (4)	7,821	-	539	-	(371)	-	(215)	7,774
Trading account liabilities:
Non-U.S. sovereign debt	(386)	-	21	-	(15)	-	11	(369)
Corporate securities and other	(10)	-	-	-	(17)	(6)	3	(30)

Total trading account liabilities	(396)	-	21	-	(32)	(6)	14	(399)
Commercial paper and other short-term borrowings (3)	(707)	-	(11)	-	22	-	-	(696)
Accrued expenses and other liabilities (3)	(891)	-	73	-	124	-	-	(694)
Long-term debt (3)	(4,660)	-	202	-	(452)	(337)	687	(4,560)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at March 31, 2010 include derivative assets of $22.3 billion and derivative liabilities of $13.7 billion.

(3)	Amounts represent instruments which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

     The following tables summarize gains and losses due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three months ended March 31, 2011 and 2010. These amounts include gains (losses) on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended March 31, 2011
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$494	$-	$-	$494
Equity securities	-	43	-	-	43
Non-U.S. sovereign debt	-	5	-	-	5
Mortgage trading loans and asset-backed securities	-	562	-	-	562

Total trading account assets	-	1,104	-	-	1,104
Net derivative assets	-	(459)	897	-	438
Available-for-sale debt securities:
Non-agency residential MBS	-	-	-	(16)	(16)
Corporate/Agency bonds	-	-	-	2	2
Other taxable securities	-	12	-	17	29
Tax-exempt securities	-	(3)	-	-	(3)

Total available-for-sale debt securities	-	9	-	3	12
Loans and leases (2)	-	-	-	172	172
Mortgage servicing rights	-	-	247	-	247
Loans held-for-sale (2)	-	-	2	176	178
Other assets	122	-	-	-	122
Commercial paper and other short-term borrowings (2)	-	-	(46)	-	(46)
Accrued expenses and other liabilities (2)	-	(8)	-	151	143
Long-term debt (2)	-	(92)	-	(56)	(148)

Total	$122	$554	$1,100	$446	$2,222

	Three Months Ended March 31, 2010

Trading account assets:
Corporate securities, trading loans and other	$-	$406	$-	$-	$406
Equity securities	-	6	-	-	6
Non-U.S. sovereign debt	-	(82)	-	-	(82)
Mortgage trading loans and asset-backed securities	-	(25)	-	-	(25)

Total trading account assets	-	305	-	-	305
Net derivative assets	-	(527)	1,930	-	1,403
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	(13)	(220)	(233)
Commercial	-	-	-	(13)	(13)
Non-U.S. securities	-	-	-	(121)	(121)
Corporate/Agency bonds	-	-	-	(3)	(3)
Other taxable securities	-	-	-	(9)	(9)
Tax-exempt securities	-	23	-	-	23

Total available-for-sale debt securities	-	23	(13)	(366)	(356)
Loans and leases (2)	-	-	-	116	116
Mortgage servicing rights	-	-	(698)	-	(698)
Loans held-for-sale (2)	-	-	15	(79)	(64)
Other assets	536	-	3	-	539
Trading account liabilities – Non-U.S. sovereign debt	-	21	-	-	21
Commercial paper and other short-term borrowings (2)	-	-	(11)	-	(11)
Accrued expenses and other liabilities (2)	-	2	-	71	73
Long-term debt (2)	-	123	-	79	202

Total	$536	$(53)	$1,226	$(179)	$1,530

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments which are accounted for under the fair value option.

     The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three months ended March 31, 2011 and 2010 for Level 3 assets and liabilities that were still held at March 31, 2011 and 2010. These amounts include changes in fair value on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended March 31, 2011
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$402	$-	$-	$402
Equity securities	-	19	-	-	19
Non-U.S. sovereign debt	-	3	-	-	3
Mortgage trading loans and asset-backed securities	-	509	-	-	509

Total trading account assets	-	933	-	-	933
Net derivative assets	-	(290)	428	-	138
Available-for-sale debt securities:
Non-agency residential MBS	-	-	-	(68)	(68)

Total available-for-sale debt securities	-	-	-	(68)	(68)
Loans and leases (2)	-	-	-	169	169
Mortgage servicing rights	-	-	(64)	-	(64)
Loans held-for-sale (2)	-	-	(12)	159	147
Other assets	(131)	-	-	-	(131)
Commercial paper and other short-term borrowings (2)	-	-	(34)	-	(34)
Accrued expenses and other liabilities (2)	-	(8)	-	108	100
Long-term debt (2)	-	(92)	-	(56)	(148)

Total	$(131)	$543	$318	$312	$1,042

	Three Months Ended March 31, 2010

Trading account assets:
Corporate securities, trading loans and other	$-	$211	$-	$-	$211
Equity securities	-	5	-	-	5
Non-U.S. sovereign debt	-	(82)	-	-	(82)
Mortgage trading loans and asset-backed securities	-	(58)	-	-	(58)

Total trading account assets	-	76	-	-	76
Net derivative assets	-	(329)	880	-	551
Available-for-sale debt securities:
Non-agency MBS:
Residential	-	-	(13)	(223)	(236)
Commercial	-	-	-	(30)	(30)
Non-U.S. securities	-	-	-	(121)	(121)
Other taxable securities	-	-	-	(36)	(36)

Total available-for-sale debt securities	-	-	(13)	(410)	(423)
Loans and leases (2)	-	-	-	24	24
Mortgage servicing rights	-	-	(1,231)	-	(1,231)
Loans held-for-sale (2)	-	-	(6)	46	40
Other assets	(58)	-	3	-	(55)
Trading account liabilities – Non-U.S. sovereign debt	-	21	-	-	21
Commercial paper and other short-term borrowings (2)	-	-	1	-	1
Accrued expenses and other liabilities (2)	-	-	-	94	94
Long-term debt (2)	-	110	-	78	188

Total	$(58)	$(122)	$(366)	$(168)	$(714)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments which are accounted for under the fair value option.

Nonrecurring Fair Value
     Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets and liabilities primarily include LHFS, unfunded loan commitments held-for-sale, goodwill and foreclosed properties. The amounts below represent only balances measured at fair value during the three months ended March 31, 2011 and 2010, and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	March 31, 2011		Gains (Losses)
			Three Months Ended
(Dollars in millions)	Level 2	Level 3	March 31, 2011

Assets
Loans held-for-sale	$587	$5,043	$38
Loans and leases (1)	22	7,598	(1,609)
Foreclosed properties (2)	-	2,028	(72)
Other assets	-	91	(4)

	March 31, 2010		Gains (Losses)
			Three Months Ended
(Dollars in millions)	Level 2	Level 3	March 31, 2010

Assets
Loans held-for-sale	$982	$7,308	$(278)
Loans and leases (1)	30	10,759	(2,356)
Foreclosed properties (2)	-	662	(64)
Other assets	-	81	-

(1)	Gains (losses) represent charge-offs on real estate-secured loans.

(2)	Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.
NOTE 17 – Fair Value Option
     The Corporation elected to account for certain financial instruments under the fair value option. For additional information on the primary financial instruments for which the fair value option elections have been made, see Note 23 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
     The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets or liabilities accounted for under the fair value option at March 31, 2011 and December 31, 2010.

Fair Value Option Elections
	March 31, 2011			December 31, 2010
			Fair Value			Fair Value
			Carrying			Carrying
	Fair Value	Contractual	Amount	Fair Value	Contractual	Amount
	Carrying	Principal	Less Unpaid	Carrying	Principal	Less Unpaid
(Dollars in millions)	Amount	Outstanding	Principal	Amount	Outstanding	Principal

Corporate loans	$3,493	$3,763	$(270)	$3,269	$3,638	$(369)
Loans held-for-sale	17,646	20,054	(2,408)	25,942	28,370	(2,428)
Securities financing agreements	131,108	130,715	393	116,023	115,053	970
Other assets	450	n/a	n/a	310	n/a	n/a
Long-term deposits	2,982	2,873	109	2,732	2,692	40
Asset-backed secured financings	726	1,330	(604)	706	1,356	(650)
Unfunded loan commitments	689	n/a	n/a	866	n/a	n/a
Commercial paper and other short-term borrowings	5,695	5,695	-	6,472	6,472	-
Long-term debt	53,748	57,282	(3,534)	50,984	54,656	(3,672)

n/a = not applicable

     The tables below provide information about where changes in the fair value of assets or liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2011 and 2010.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended March 31, 2011
	Trading	Mortgage
	Account	Banking	Other
	Profits	Income	Income
(Dollars in millions)	(Losses)	(Loss)	(Loss)	Total

Corporate loans	$-	$-	$95	$95
Loans held-for-sale	-	872	221	1,093
Securities financing agreements	-	-	(111)	(111)
Other assets	-	-	29	29
Long-term deposits	-	-	5	5
Asset-backed secured financings	-	(46)	-	(46)
Unfunded loan commitments	-	-	132	132
Commercial paper and other short-term borrowings	56	-	-	56
Long-term debt	65	-	(586)	(521)

Total	$121	$826	$(215)	$732

	Three Months Ended March 31, 2010

Corporate loans	$2	$-	$90	$92
Loans held-for-sale	-	1,929	156	2,085
Securities financing agreements	-	-	42	42
Other assets	-	-	(3)	(3)
Long-term deposits	-	-	(58)	(58)
Asset-backed secured financings	-	(11)	-	(11)
Unfunded loan commitments	-	-	187	187
Commercial paper and other short-term borrowings	(44)	-	-	(44)
Long-term debt	(921)	-	226	(695)

Total	$(963)	$1,918	$640	$1,595

NOTE 18 – Fair Value of Financial Instruments
     The fair values of financial instruments have been derived using methodologies described in Note 22 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. The following disclosures include financial instruments where only a portion of the ending balances at March 31, 2011 and December 31, 2010 is carried at fair value on the Corporation’s Consolidated Balance Sheet.
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

Loans
     Fair values for loans were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the applicable allowance for loan and lease losses and excludes leases. The Corporation elected to account for certain large corporate loans which exceeded the Corporation’s single name credit risk concentration guidelines under the fair value option.
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
Fair Value of Financial Instruments
     The carrying values and fair values of certain financial instruments that are not carried at fair value at March 31, 2011 and December 31, 2010 are presented in the table below.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value

Financial assets
Loans	$871,143	$851,525	$876,739	$861,695
Financial liabilities
Deposits	1,020,175	1,019,975	1,010,430	1,010,460
Long-term debt	434,436	425,672	448,431	433,107

NOTE 19 – Mortgage Servicing Rights
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

     The table below presents activity for residential first-lien mortgage MSRs for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31
(Dollars in millions)	2011	2010

Balance, January 1	$14,900	$19,465
Net additions	841	1,131
Impact of customer payments (1)	(706)	(603)
Other changes in MSR fair value (2)	247	(1,151)

Balance, March 31	$15,282	$18,842

Mortgage loans serviced for investors (in billions)	$1,610	$1,717

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect the change in discount rates and prepayment speed assumptions, mostly due to changes in interest rates, as well as the effect of changes in other assumptions.
     The Corporation uses an option-adjusted spread (OAS) valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in determining the fair value of MSRs at March 31, 2011 and December 31, 2010 are presented below.

	March 31, 2011		December 31, 2010
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable

Weighted-average option adjusted spread	2.11%	2.06%	2.21%	3.25%
Weighted-average life, in years	5.18	2.45	4.85	2.29

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
     Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $278 million at both March 31, 2011 and December 31, 2010, and are not included in the tables in this Note.

	March 31, 2011
	Change in
	Weighted-average Lives
					Change in
(Dollars in millions)	Fixed		Adjustable		Fair Value

Prepayment rates
Impact of 10% decrease	0.32	years	0.16	years	$844
Impact of 20% decrease		0.68		0.35	1,784

Impact of 10% increase		(0.29)		(0.14)	(764)
Impact of 20% increase		(0.54)		(0.27)	(1,460)

OAS level
Impact of 100 bps decrease		n/a		n/a	$844
Impact of 200 bps decrease		n/a		n/a	1,770

Impact of 100 bps increase		n/a		n/a	(771)
Impact of 200 bps increase		n/a		n/a	(1,478)

n/a = not applicable

NOTE 20 – Business Segment Information
     The Corporation reports the results of its operations through six business segments: Deposits, Global Card Services, Consumer Real Estate Services (formerly Home Loans & Insurance), Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. For more information on each business segment, see Note 26 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

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

     The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for the three months ended March 31, 2011 and 2010, and total assets at March 31, 2011 and 2010 for each business segment, as well as All Other.

Business Segments
Three Months Ended March 31
	Total Corporation(1)		Deposits
(Dollars in millions)	2011	2010	2011	2010

Net interest income (2)	$12,397	$14,070	$2,205	$2,175
Noninterest income	14,698	18,220	984	1,543

Total revenue, net of interest expense	27,095	32,290	3,189	3,718

Provision for credit losses	3,814	9,805	33	38
Amortization of intangibles	385	446	39	49
Other noninterest expense	19,898	17,329	2,553	2,513

Income before income taxes	2,998	4,710	564	1,118
Income tax expense (2)	949	1,528	209	417

Net income	$2,049	$3,182	$355	$701

Period-end total assets	$2,274,532	$2,344,634	$456,248	$445,237

			Consumer Real
	Global Card Services		Estate Services
	2011	2010	2011	2010

Net interest income (2)	$3,743	$4,818	$904	$1,213
Noninterest income	1,828	1,985	1,278	2,410

Total revenue, net of interest expense	5,571	6,803	2,182	3,623

Provision for credit losses	964	3,535	1,098	3,600
Amortization of intangibles	183	204	6	13
Other noninterest expense	1,704	1,528	4,878	3,315

Income (loss) before income taxes	2,720	1,536	(3,800)	(3,305)
Income tax expense (benefit) (2)	1,008	573	(1,408)	(1,233)

Net income (loss)	$1,712	$963	$(2,392)	$(2,072)

Period-end total assets	$163,435	$190,949	$205,504	$224,469

	Global Commercial		Global Banking &
	Banking		Markets
	2011	2010	2011	2010

Net interest income (2)	$1,846	$2,189	$2,038	$2,170
Noninterest income	802	899	5,849	7,523

Total revenue, net of interest expense	2,648	3,088	7,887	9,693

Provision for credit losses	76	936	(202)	236
Amortization of intangibles	15	18	29	37
Other noninterest expense	1,091	1,012	4,697	4,255

Income before income taxes	1,466	1,122	3,363	5,165
Income tax expense (2)	543	419	1,231	1,927

Net income	$923	$703	$2,132	$3,238

Period-end total assets	$309,917	$304,058	$698,399	$685,445

	Global Wealth &
	Investment Management		All Other
	2011	2010	2011	2010

Net interest income (2)	$1,569	$1,464	$92	$41
Noninterest income	2,921	2,574	1,036	1,286

Total revenue, net of interest expense	4,490	4,038	1,128	1,327

Provision for credit losses	46	242	1,799	1,218
Amortization of intangibles	112	117	1	8
Other noninterest expense	3,488	2,986	1,487	1,720

Income (loss) before income taxes	844	693	(2,159)	(1,619)
Income tax expense (benefit) (2)	313	259	(947)	(834)

Net income (loss)	$531	$434	$(1,212)	$(785)

Period-end total assets	$280,524	$257,299	$160,505	$237,177

(1)	There were no material intersegment revenues.

(2)	FTE basis

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

	Three Months Ended March 31
(Dollars in millions)	2011	2010

Segments’ total revenue, net of interest expense (1)	$25,967	$30,963
Adjustments:
ALM activities	(235)	750
Equity investment income	1,409	512
Liquidating businesses	52	607
FTE basis adjustment	(218)	(321)
Other	(98)	(542)

Consolidated revenue, net of interest expense	$26,877	$31,969

Segments’ net income	$3,261	$3,967
Adjustments, net of taxes:
ALM activities	(1,406)	(27)
Equity investment income	888	323
Liquidating businesses	(35)	170
Merger and restructuring charges	(127)	(328)
Other	(532)	(923)

Consolidated net income	$2,049	$3,182

(1)	FTE basis

	March 31
(Dollars in millions)	2011	2010

Segments’ total assets	$2,114,027	$2,107,457
Adjustments:
ALM activities, including securities portfolio	640,292	579,261
Equity investments	35,094	41,359
Liquidating businesses	10,517	34,513
Elimination of segment excess asset allocations to match liabilities	(661,605)	(612,055)
Other	136,207	194,099

Consolidated total assets	$2,274,532	$2,344,634

NOTE 21 – Performance by Geographical Area
     Since the Corporation’s operations are highly integrated, certain asset, liability, income and expense amounts must be allocated to arrive at total assets, total revenue, net of interest expense, income (loss) before income taxes and net income (loss) by geographic area. The Corporation identifies its geographic performance based on the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related expense or capital deployed in the region. Effective January 1, 2011, the Corporation refined its methodology for the allocation of certain geographical information and made other adjustments to eliminate redundancies in reported 2010 amounts. Amounts at and for the year ended December 31, 2010 have been reclassified to conform to current period presentation.

	March 31, 2011	Three Months Ended March 31, 2011
		Total Revenue,	Income (Loss)
		Net of Interest	Before Income	Net Income
(Dollars in millions)	Total Assets(1)	Expense(2)	Taxes	(Loss)

U.S. (3)	$1,954,687	$22,842	$1,716	$1,320

Asia	112,952	957	220	138
Europe, Middle East and Africa	182,053	2,619	659	474
Latin America and the Caribbean	24,840	459	185	117

Total Non-U.S.	319,845	4,035	1,064	729

Total Consolidated	$2,274,532	$26,877	$2,780	$2,049

	December 31, 2010	Year Ended December 31, 2010

U.S. (3)	$1,975,640	$95,115	$(5,676)	$(4,727)

Asia	107,140	4,187	1,372	864
Europe, Middle East and Africa	160,621	8,490	1,549	723
Latin America and the Caribbean	21,508	2,428	1,432	902

Total Non-U.S.	289,269	15,105	4,353	2,489

Total Consolidated	$2,264,909	$110,220	$(1,323)	$(2,238)

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(3)
Includes the Corporation’s Canadian operations, which had total assets of $16.1 billion for both March 31, 2011 and December 31, 2010; total revenue, net of interest expense of $294 million and $1.3 billion; income before income taxes of $75 million and $458 million; and net income of $36 million and $328 million for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Regulatory Matters in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Item 1A. Risk Factors
     There are no material changes from the risk factors set forth under Part I, Item1A. Risk Factors, in the Corporation’s 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below presents share repurchase activity for the three months ended March 31, 2011. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

			Shares Purchased as	Remaining Buyback Authority
(Dollars in millions, except per	Common Shares	Weighted-average	Part of Publicly
share information; shares in thousands)	Repurchased (1)	Per Share Price	Announced Programs	Amounts	Shares

January 1-31, 2011	6,872	$13.42	-	$-	-
February 1-28, 2011	18,619	14.65	-	-	-
March 1-31, 2011	1,895	14.76	-	-	-

Three months ended March 31, 2011	27,386	14.35

(1)
Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment related to awards under equity incentive plans.

     The Corporation did not have any unregistered sales of its equity securities during the three months ended March 31, 2011.

Item 6. Exhibits

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(a) of the Corporation’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended March 31, 2010

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(b) of the Corporation’s Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 10(a)	Form of Directors’ Stock Plan Restricted Stock Award Agreement for Non-U.S. Director

Exhibit 11	Earnings Per Share Computation — included in Note 14 — Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges (1)
Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1, 2)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1, 2)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1, 2)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1, 2)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1, 2)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1, 2)

(1)	Included herewith

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

Bank of America Corporation Registrant
Date: May 5, 2011	/s/ Neil A. Cotty
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
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(b) of the Corporation’s Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 10(a)	Form of Directors’ Stock Plan Restricted Stock Award Agreement for Non-U.S. Director

Exhibit 11	Earnings Per Share Computation – included in Note 14 – Earnings Per Common Share to the Consolidated Financial Statements

Exhibit 12	Ratio of Earnings to Fixed Charges (1)
Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1, 2)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1, 2)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1, 2)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1, 2)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1, 2)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1, 2)

(1)	Included herewith

(2)
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.