Form 10-Q
period 2011-06-30
BANK OF AMERICA CORP /DE/
filed 2011-08-04
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Yes     No ✓
On July 31, 2011, there were 10,134,295,342 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation

June 30, 2011 Form 10-Q

		Market Risk Management	111
		Trading Risk Management	112
		Interest Rate Risk Management for Nontrading Activities	114
		Mortgage Banking Risk Management	119
		Compliance Risk Management	119
		Operational Risk Management	120
		Complex Accounting Estimates	120
		Glossary	124

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	127

	Item 4.	Controls and Procedures	127

Part II. Other Information			219

	Item 1.	Legal Proceedings	219

	Item 1A.	Risk Factors	219

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	223

	Item 5(a).	Other	223

	Item 6.	Exhibits	224

	Signature		225

	Index to Exhibits		226
EX-4.A
EX-10.A
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make, certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, and future business and economic conditions more generally, including statements concerning: 2011 expense levels; higher revenue and expense reductions in 2012; improving performance in retail businesses; home price assumptions and Home Price Index (HPI) estimates; the impact of the agreement with Assured Guaranty Ltd. and its subsidiaries (Assured Guaranty) and its cost, including the expected value of the loss-sharing reinsurance arrangement; the adequacy of the liability for the remaining representations and warranties exposure to government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs) and the future impact to earnings, including the impact on such estimated liability arising from the recent announcement by FNMA regarding mortgage rescissions, cancellations and claim denials and the Corporation’s ability to resolve such rescissions, cancellations or claim denials within the appeal period allowed by FNMA; the expected repurchase claims on the 2004-2008 loan vintages; the Corporation’s belief that with the provision recorded in connection with the agreement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE residential mortgage-backed securitization repurchase exposures (the BNY Mellon Settlement), and the additional representations and warranties provisions recorded in the six months ended June 30, 2011, the Corporation will provide for a substantial portion of its non-GSE representations and warranties exposure; in connection with the BNY Mellon Settlement, the Corporation’s obligations to pay, and estimates of, attorneys’ fees and costs of the group of 22 institutional investors supporting the BNY Mellon Settlement (the Investor Group) and the fees and expenses incurred by the trustee; the impact of the BNY Mellon Settlement on costs related to mortgage servicing obligations; the potential assertion and impact of additional claims not addressed by the BNY Mellon Settlement or any of the prior agreements entered into between the Corporation and the GSEs, monoline insurers and other investors; the resolution of certain related claims being litigated by investors in the event that final court approval of the BNY Mellon Settlement is obtained; the Corporation’s belief that private letter rulings from the U.S. Internal Revenue Service (IRS) and other tax rulings and opinions will be obtained during the period prior to final court approval of the BNY Mellon Settlement; representations and warranties liabilities (also commonly referred to as reserves), and the estimated range of possible loss, expenses and repurchase claims and resolution of those claims, and any related servicing, securities, fraud, indemnity or other claims; the Corporation’s intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; future impact of complying with the terms of the recent consent orders with federal bank regulators regarding the foreclosure process and potential civil monetary penalties that may be levied in connection therewith; the impact of delays in connection with the Corporation’s temporary halt of foreclosure proceedings in late 2010; the progress toward achieving a resolution in negotiations with law enforcement authorities and federal agencies, including the U.S. Department of Justice (DOJ) and the U.S. Department of Housing and Urban Development (HUD), involving mortgage servicing practices; the impact on economic conditions and on the Corporation arising from any changes to the credit rating or perceived creditworthiness of instruments issued, insured or guaranteed by the U.S. government, or of institutions, agencies or instrumentalities directly linked to the U.S. government; charges to income tax expense resulting from reductions in the United Kingdom (U.K.) corporate income tax rate; future payment protection insurance (PPI) claims in the U.K.; future risk-weighted assets and any mitigation efforts to reduce risk-weighted assets; net interest income; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency, collection and bankruptcy trends, and nonperforming asset levels; consumer and commercial service charges, including the impact of changes in the Corporation’s overdraft policy and the Corporation’s ability to mitigate a decline in revenues; liquidity; capital levels determined by or established in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the requirements of various regulatory agencies, including our ability to comply with any Basel capital requirements endorsed by U.S. regulators without raising additional capital and within any applicable regulatory timelines; the revenue impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act); the revenue impact and the impact on the value of our assets and liabilities resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act), including the impact of the Durbin Amendment, the Volcker Rule, the Consumer Financial Protection Bureau (the CFPB); the risk retention rules and derivatives regulations; mortgage production levels; long-term debt levels; short-term debt levels, including the expected reduction of certain short-term unsecured borrowings, including commercial paper, in the third quarter of 2011; run-off of loan portfolios; that it is the Corporation’s objective to maintain high-quality credit ratings; the estimated range of possible loss and the impact of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements; the number of delayed foreclosure sales and the resulting financial impact and other similar matters; the amount and timing of any clawback or earn-out payments relating to the sale of certain assets and liabilities of Balboa Insurance Company (Balboa); and other matters relating to the Corporation and the securities that it may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation’s forward-looking statements.
     You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” of the Corporation’s 2010 Annual Report on Form 10-K, and in any of the Corporation’s subsequent Securities and Exchange Commission (SEC) filings: the Corporation’s timing and determinations regarding any potential revised comprehensive capital plan submission and the Federal Reserve’s response; the Corporation’s intent to build capital through retaining earnings, reducing legacy asset portfolios and implementing other non-dilutive capital related initiatives; the accuracy and variability of estimates and assumptions in determining the expected total cost of the BNY Mellon Settlement to the Corporation; the accuracy and variability of estimates and assumptions in determining the estimated liability and/or estimated range of possible loss for representations and warranties exposures to the GSEs, monolines and private-label and other investors; the accuracy and the variability of estimates and assumptions in determining the portion of the Corporation’s repurchase obligations for residential mortgage obligations sold by the Corporation and its affiliates to investors that has been paid or reserved after giving effect to the BNY Mellon Settlement and the charges in the quarter ended June 30, 2011; the possibility that a substantial number of objections to the approval of the BNY Mellon Settlement will be made and that these objections will delay or prevent receipt of final court approval; whether the conditions to the BNY Mellon Settlement will be satisfied, including the receipt of final court approval and private letter rulings from the IRS and other tax rulings and opinions; whether conditions in the BNY Mellon Settlement that would permit the Corporation and legacy Countrywide to withdraw from the settlement will occur and whether the Corporation and legacy Countrywide will determine to withdraw from the settlement pursuant to the terms of the BNY Mellon Settlement; the impact of performance and enforcement of obligations under, and provisions contained in, the BNY Mellon Settlement and the agreement with the Investor Group, including performance of obligations under the BNY Mellon Settlement by the Corporation and the trustee and the performance of obligations under the agreement with the Investor Group by the Corporation and the Investor Group; the Corporation and certain of its affiliates’ ability to comply with the servicing and documentation obligations under the BNY Mellon Settlement; the potential assertion and impact of additional claims not addressed by the BNY Mellon Settlement or any of the prior agreements entered into between the Corporation and the GSEs, monoline insurers and other investors; the accuracy and variability of estimates and assumptions in determining the expected value of the loss-sharing reinsurance arrangement relating to the agreement with Assured Guaranty and the total cost of the agreement to the Corporation; the Corporation’s resolution of certain representations and warranties obligations with the GSEs and our ability to resolve its remaining claims; the Corporation’s ability to resolve its representations and warranties obligations, and any related servicing, securities, fraud, indemnity or other claims with monolines, and private-label investors and other investors, including those monolines and investors from whom we have not yet received claims or with whom we have not yet reached any resolutions; failure to satisfy our obligations as servicer in the residential mortgage securitization process; the adequacy of the liability and/or the estimated range of possible loss for the representations and warranties exposures to the GSEs, monolines and private-label and other investors; the foreclosure review and assessment process, the effectiveness of the Corporation’s response and any governmental findings or penalties or private third-party claims asserted in connection with these foreclosure matters; the ability to achieve resolution in negotiations with law enforcement authorities and federal agencies, including the DOJ and HUD, involving mortgage servicing practices, including the timing and any settlement terms; the adequacy of the reserve for future PPI claims in the U.K.; and the risk of a credit rating downgrade of the U.S. government; negative economic conditions generally including continued weakness in the U.S. housing market, high unemployment in the U.S., as well as economic challenges in many non-U.S. countries in which we operate and sovereign debt challenges; the Corporation’s mortgage modification policies and related results; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions, including the Corporation as well as its business partners; the Corporation’s credit ratings and the credit ratings of its securitizations; the impact resulting from international and domestic sovereign credit uncertainties; the timing and amount of any potential dividend increase; estimates of the fair value of certain of the Corporation’s assets and liabilities; legislative and regulatory actions in the U.S. (including the impact of the Financial Reform Act, the Electronic Fund Transfer Act, the CARD Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments as well as any collateral effects on our ability to do business and access the capital markets; various monetary, tax and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, applicable guidance regarding goodwill accounting and the impact on the Corporation’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; adequacy of the Corporation’s risk management framework; the Corporation’s ability to attract new employees and retain and motivate existing employees; technology changes instituted by the Corporation, its counterparties or competitors; mergers and acquisitions and their integration into the Corporation, including the Corporation’s ability to realize the benefits and cost savings from the Merrill Lynch & Co., Inc. (Merrill Lynch) and Countrywide Financial Corporation (Countrywide) acquisitions; the Corporation’s reputation, including the effects of continuing intense public and regulatory scrutiny of the Corporation and the financial services industry; the effects of any unauthorized disclosures of our or our customers’ private or confidential information and any negative publicity directed toward the Corporation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.
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
Executive Summary
Business Overview
     The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in the Bank of America Corporate Center in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the United States and in certain international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Global Card Services, Consumer Real Estate Services (CRES), Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. At June 30, 2011, the Corporation had $2.3 trillion in assets and approximately 288,000 full-time equivalent employees.
     As of June 30, 2011, we operated in all 50 states, the District of Columbia and more than 40 non-U.S. countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve approximately 58 million consumer and small business relationships with approximately 5,700 banking centers, 18,000 ATMs, nationwide call centers, and leading online and mobile banking platforms. We have banking centers in 13 of the 15 fastest growing states and have leadership positions in market share for deposits in seven of those states. We offer industry-leading support to approximately four million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

     Table 1 provides selected consolidated financial data for the three and six months ended June 30, 2011 and 2010 and at June 30, 2011 and December 31, 2010.

Table 1
Selected Financial Data
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2011	2010	2011	2010

Income statement
Revenue, net of interest expense (FTE basis) (1)	$13,483	$29,450	$40,578	$61,740
Net income (loss)	(8,826)	3,123	(6,777)	6,305
Net income (loss), excluding goodwill impairment charge (2)	(6,223)	3,123	(4,174)	6,305
Diluted earnings (loss) per common share	(0.90)	0.27	(0.73)	0.55
Diluted earnings (loss) per common share, excluding goodwill impairment charge (2)	(0.65)	0.27	(0.48)	0.55
Dividends paid per common share	$0.01	$0.01	$0.02	$0.02

Performance ratios
Return on average assets	n/m	0.50%	n/m	0.51%
Return on average assets, excluding goodwill impairment charge (2)	n/m	0.50	n/m	0.51
Return on average tangible shareholders’ equity (1)	n/m	8.98	n/m	9.26
Return on average tangible shareholders’ equity, excluding goodwill impairment charge (1, 2)	n/m	8.98	n/m	9.26
Efficiency ratio (FTE basis) (1)	n/m	58.58	n/m	56.73
Efficiency ratio (FTE basis), excluding goodwill impairment charge (1, 2)	n/m	58.58	n/m	56.73

Asset quality
Allowance for loan and lease losses at period end			$37,312	$45,255
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (3)			4.00%	4.75%
Nonperforming loans, leases and foreclosed properties at period end (3)			$30,058	$35,598
Net charge-offs	$5,665	$9,557	11,693	20,354
Annualized net charge-offs as a percentage of average loans and leases outstanding (3)	2.44%	3.98%	2.53%	4.21%
Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans (3)	2.54	4.11	2.63	4.36
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (3)	1.64	1.18	1.58	1.10
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs excluding purchased credit-impaired loans (3)	1.28	1.05	1.23	0.98

	June 30	December 31
	2011	2010
Balance sheet
Total loans and leases	$941,257	$940,440
Total assets	2,261,319	2,264,909
Total deposits	1,038,408	1,010,430
Total common shareholders’ equity	205,614	211,686
Total shareholders’ equity	222,176	228,248

Capital ratios
Tier 1 common equity	8.23%	8.60%
Tier 1 capital	11.00	11.24
Total capital	15.65	15.77
Tier 1 leverage	6.86	7.21

(1)
FTE basis, return on average tangible shareholders’ equity and the efficiency ratio are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 19.

(2)
Net income (loss), diluted earnings (loss) per common share, return on average assets, return on average tangible shareholders’ equity and the efficiency ratio have been calculated excluding the impact of the goodwill impairment charge of $2.6 billion in the second quarter of 2011 and accordingly, these are non-GAAP measures. For additional information on these measures and ratios, and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 19.

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 90 and corresponding Table 42, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 98 and corresponding Table 51.

n/m	= not meaningful
Second Quarter 2011 Economic and Business Environment
     The banking environment and markets in which we conduct our businesses, particularly in Europe, have continued to be strongly influenced by developments in the U.S. and global economies, as well as the continued implementation and rulemaking from recent financial reforms. The U.S. economic momentum slowed in the first quarter of 2011, and remained weak in the second quarter. The sharp rise in prices of gasoline and food pushed up inflation and slowed consumer spending for a wide array of goods and services, while supply chain effects following the Japanese natural disaster aggravated the slowdown, especially in the motor vehicle sector. In response, businesses trimmed production and scaled back growth in investment spending on equipment and software. In addition, job layoffs rose and hiring moderated, contributing to a renewed upward drift in the unemployment rate to 9.2 percent in June, from 8.9 percent in March. Economic and financial performance ended the second quarter 2011 on a fairly weak note, with soft growth and concerns about Europe’s financial crisis and the recent political situation in Washington, D.C. regarding the U.S. Federal debt ceiling. These concerns heightened uncertainty and dampened confidence.

     The housing market remained depressed, with weak sales and continued modest declines in home prices as measured by the HPI. Declines in home prices added uncertainty about future home prices, dampening home sales. The magnitude of distressed mortgages remained very high, and there were ongoing delays in foreclosure processes. Loans to businesses rose modestly, while loans to households remained weak. Credit quality of bank loans to businesses and households continued to improve.
     While the global economy showed signs of moderating, the impact of Japan’s disaster is expected to be temporary and the focus has once more shifted to Europe’s financial crisis. Core European economies, led by Germany’s strength, were healthy, but peripheral European Union nations were mired in recession-type conditions and Greece teetered toward a debt service liquidity crisis. As the second quarter of 2011 ended, a coordinated European financial support package for Greece temporarily eased financial market concerns.
     Key emerging nations, particularly China, experienced further inflation pressures during the second quarter of 2011, and their central banks tightened monetary policy and credit in efforts to constrain excess demand. Although there was some concern that these restrictive policies would generate sharper-than-desired economic slowdowns that would adversely impact global economic performance, economic growth in those countries remained healthy. For more information on our exposure in Europe, Asia, Latin America and Japan, see Non-U.S. Portfolio on page 103.
Recent Events
Private-label Securitization Settlement with the Bank of New York Mellon
     As previously announced, on June 28, 2011, the Corporation, BAC Home Loans Servicing, LP (BAC HLS, which subsequently merged with and into Bank of America, N.A. (BANA) in July 2011), and certain Countrywide affiliates entered into a settlement agreement with The Bank of New York Mellon (BNY Mellon), as trustee (Trustee), to resolve all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) with loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the BNY Mellon Settlement). The Covered Trusts had an original principal balance of approximately $424 billion, of which $409 billion was originated between 2004 and 2008, and a total current unpaid principal balance (calculated as outstanding principal plus the unpaid principal balance of defaulted loans) of approximately $220 billion, of which $217 billion was originated between 2004 and 2008, as of June 28, 2011. The BNY Mellon Settlement is supported by a group of 22 institutional investors (the Investor Group) and is subject to final court approval and certain other conditions. The BNY Mellon Settlement provides for a cash payment of $8.5 billion (the Settlement Payment) to the Trustee for distribution to the Covered Trusts after final court approval of the settlement and an estimated $100 million in additional expenses and fees to the Investor Group’s counsel and the Trustee. We are also obligated to pay certain other fees and expenses of the Trustee and the Investor Group. The BNY Mellon Settlement also includes provisions related to specific mortgage servicing standards and other servicing matters.
     The Trustee has determined that the BNY Mellon Settlement is in the best interests of the Covered Trusts and is seeking the necessary court approval of the BNY Mellon Settlement. Under an order entered by the court, certificateholders and noteholders in the Covered Trusts have the opportunity to file objections until August 30, 2011 and responses to those objections and statements in support of the settlement until October 31, 2011. In connection with the BNY Mellon Settlement, we entered into an agreement with the Investor Group, which provides that, among other things, the Investor Group will use reasonable best efforts and cooperate in good faith to effectuate the settlement, including obtaining final court approval. The Investor Group has filed, and the court has granted, a petition to intervene as a party to the proceeding so that it may support of the BNY Mellon Settlement. Several alleged investors outside the Investor Group have filed, and the court has granted, petitions to intervene as parties in the pending court proceeding. Certain of these intervenors have stated that they intend to object to the BNY Mellon Settlement, while others have said that they need more information in order to determine whether to object, and indicated that they, therefore, intend to seek discovery. In addition, it is possible that a substantial number of additional investors outside the Investor Group will also seek to intervene as parties, and some intervenors and other investors may object to the BNY Mellon Settlement. The resolutions of the objections of intervenors and/or other investors who object may delay or ultimately prevent receipt of final court approval. There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not determine to withdraw from the BNY Mellon Settlement. The court is scheduled to hold a hearing on the Trustee’s request for entry of an order approving the BNY Mellon Settlement on November 17, 2011.

     For additional information about the BNY Mellon Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51 and Other Mortgage-related Matters on page 60. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors on page 219.
U.S. Debt Ceiling and the Risk of U.S. Downgrade; EU Sovereign Risks
     The U.S. government recently increased its borrowing capacity under the federal debt ceiling. However, there continues to be a perceived risk of a sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities. In July 2011, Moody’s Investors Service, Inc. (Moody’s) placed the U.S. government under review for a possible credit rating downgrade, and on August 2, 2011 it confirmed the U.S. government’s existing sovereign rating, but stated that the U.S. government’s rating outlook is negative. Also in July 2011 Standard & Poor’s Financial Services LLC (S&P) placed its sovereign credit ratings of the U.S. government on CreditWatch with negative implications. On August 2, 2011 Fitch, Inc. (Fitch) affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government. We cannot predict if, when or how any changes to the credit ratings of these organizations will affect economic conditions or the resulting impact on the Corporation. Such ratings actions could result in a significant adverse impact to the Corporation. For additional information about the risks associated with the statutory debt limit and any resulting downgrade of the U.S. government, see Item 1A. Risk Factors on page 219.
     In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. For additional information about the risks associated with the financial stability of certain EU sovereigns, see Item 1A. Risk Factors on page 219.
Department of Justice / Attorney General Matters
     Law enforcement authorities in all 50 states and the DOJ and other federal agencies continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers, including the Corporation. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to mortgage loan modification and loss mitigation practices, including compliance with the HUD requirements related to Federal Housing Administration (FHA)-insured loans. We continue to cooperate with these investigations and are dedicating significant resources to address these issues. We and the other largest mortgage servicers continue to engage in ongoing negotiations regarding these matters with law enforcement authorities and federal agencies. The negotiations continue to focus on the amount of any settlement payment and settlement terms, including principal forgiveness, servicing standards, enforcement mechanisms and releases. Although we cannot be certain as to the ultimate outcome that may result from these negotiations or the timing of such outcome, the parties continue to make progress toward achieving a resolution of these matters. For additional information, see Off-Balance Sheet Arrangement and Contractual Obligations – Other Mortgage-related Matters on page 60.

Performance Overview
     Net income (loss) was $(8.8) billion and $(6.8) billion for the three and six months ended June 30, 2011 compared to $3.1 billion and $6.3 billion for the same periods in 2010. The principal contributors to the net loss for the three and six months ended June 30, 2011 were the following: $14.0 billion of representations and warranties provision in the second quarter largely related to the BNY Mellon Settlement as well as other mortgage-related costs, including a $2.6 billion non-cash, non-tax deductible goodwill impairment charge, higher mortgage-related litigation expense and increased mortgage assessments and waivers costs. The three- and six-month periods were positively affected by lower credit costs which decreased by $4.9 billion and $10.8 billion compared to the same periods in 2010, or approximately a 60 percent decrease for both periods.

Table 2
Summary Income Statement
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Net interest income (1)	$11,493	$13,197	$23,890	$27,267
Noninterest income	1,990	16,253	16,688	34,473

Total revenue, net of interest expense (1)	13,483	29,450	40,578	61,740
Provision for credit losses	3,255	8,105	7,069	17,910
Goodwill impairment	2,603	-	2,603	-
All other noninterest expense	20,253	17,253	40,536	35,028

Income (loss) before income taxes	(12,628)	4,092	(9,630)	8,802
Income tax expense (benefit) (1)	(3,802)	969	(2,853)	2,497

Net income (loss)	(8,826)	3,123	(6,777)	6,305
Preferred stock dividends	301	340	611	688

Net income (loss) applicable to common shareholders	$(9,127)	$2,783	$(7,388)	$5,617

Per common share information
Earnings (loss)	$(0.90)	$0.28	$(0.73)	$0.56
Diluted earnings (loss)	(0.90)	0.27	(0.73)	0.55

(1)
FTE basis is a non-GAAP measure. Other companies may define or calculate this measure differently. For additional information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 19.

     Net interest income on a fully taxable-equivalent (FTE) basis decreased $1.7 billion and $3.4 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The decrease was mainly due to lower consumer loan balances and yields, partially offset by the benefits of reductions in long-term debt and lower rates paid on deposits. The net interest yield on a FTE basis was 2.50 percent and 2.58 percent for the three and six months ended June 30, 2011.
     Noninterest income decreased by $14.3 billion and $17.8 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010 as a result of the aforementioned increase in representations and warranties provision. For additional information about representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51. Other components of the period-over-period change in noninterest income included a decrease in service charges due to the impact of overdraft policy changes in conjunction with the implementation of Regulation E, a decrease in equity investment income as gains on sales of certain investments in the prior-year period outpaced those in 2011 and an increase in trading account profits for the three-month period due to a strong second quarter in 2011, and a decrease for the six month period due to very strong first quarter 2010 results.
     The provision for credit losses was lower than net charge-offs for the three and six months ended June 30, 2011 resulting in reserve reductions reflecting improving portfolio trends across most of the consumer and commercial businesses, particularly the U.S. credit card portfolio. The improvement was offset in part by additions to purchased credit-impaired (PCI) loan portfolio reserves, largely in the consumer portfolios.
     Noninterest expense increased $5.6 billion and $8.1 billion for the three and six months ended June 30, 2010 compared to the same periods in 2010. The increases were driven by the goodwill impairment charge and by increases in other general operating expense which includes mortgage-related assessments and waivers costs and litigation expense both of which increased significantly compared to the same periods in 2010. Additionally, an increase in personnel costs for the six months ended June 30, 2011 contributed to the increase as we continue the build-out of several businesses and increase default-related staffing levels in the mortgage servicing business.

Segment Results

Table 3
Business Segment Results
	Three Months Ended June 30				Six Months Ended June 30
	Total Revenue (1)		Net Income (Loss)		Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Deposits	$3,301	$3,695	$430	$674	$6,490	$7,413	$785	$1,372
Global Card Services	5,536	6,948	2,035	826	11,223	13,838	3,770	1,794
Consumer Real Estate Services	(11,315)	2,704	(14,520)	(1,542)	(9,252)	6,237	(16,935)	(3,619)
Global Commercial Banking	2,810	2,883	1,381	815	5,461	5,975	2,304	1,520
Global Banking & Markets	6,796	5,904	1,558	898	14,682	15,597	3,692	4,137
Global Wealth & Investment Management	4,490	4,189	506	329	8,982	8,230	1,039	768
All Other	1,865	3,127	(216)	1,123	2,992	4,450	(1,432)	333

Total FTE basis	13,483	29,450	(8,826)	3,123	40,578	61,740	(6,777)	6,305
FTE adjustment	(247)	(297)	-	-	(465)	(618)	-	-

Total Consolidated	$13,236	$29,153	$(8,826)	$3,123	$40,113	$61,122	$(6,777)	$6,305

(1)
Total revenue is net of interest expense and is on a FTE basis which is a non-GAAP measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 19.

     Deposits net income decreased for the three and six months ended June 30, 2011 compared to the same periods in the prior year due to a decline in revenue driven by lower noninterest income, partially offset by higher net interest income. Noninterest income decreased due to the impact of overdraft policy changes in conjunction with Regulation E, which became effective in the third quarter of 2010. Net interest income was up slightly due to a customer shift to more liquid products and continued pricing discipline.
     Global Card Services net income increased for the three and six months ended June 30, 2011 compared to the same periods in the prior year due primarily to a decrease in the provision for credit losses. Revenue decreased as a result of a decline in net interest income from lower average loans and yields as well as lower noninterest income. Provision for credit losses decreased reflecting improving economic conditions and continued expectations of improving delinquency, collection and bankruptcy trends.
     CRES net loss increased for the three and six months ended June 30, 2011 compared to the same periods in the prior year due to a decline in revenue and increased noninterest expense. This was partially offset by a decline in provision for credit losses. The decline in revenue was driven primarily by an increase in representations and warranties provision, higher expected servicing costs and lower core production income. Noninterest expense increased due to a non-cash goodwill impairment charge, higher litigation expenses and mortgage-related assessments and waivers costs.
     Global Commercial Banking net income increased for the three and six months ended June 30, 2011 compared to the same periods in the prior year largely due to a decrease in the provision for credit losses from improved asset quality, particularly in the commercial real estate portfolio. Revenue decreased primarily due to lower loan balances partially offset by earnings on higher deposits. Noninterest income increased largely due to a gain on the termination of a purchase contract.
     GBAM net income increased for the three months ended June 30, 2011 compared to the same period in the prior year reflecting higher investment banking fees and increased sales and trading revenue. Net income decreased for the six months ended June 30, 2011 compared to the same period in the prior year due to a less favorable trading environment compared to the first quarter of 2010 and higher noninterest expense driven by investments in infrastructure. This was partially offset by higher investment banking fees as noted above for the three months ended June 30, 2011.
     GWIM net income increased for the three and six months ended June 30, 2011 compared to the same periods in the prior year driven by higher revenue as well as lower credit costs, partially offset by higher noninterest expense. Net income for the three months ended June 30, 2010 included the gain and the tax-related charge from the sale of the Columbia Management long-term asset management business. Revenue increased driven by asset management fees as well as higher net interest income due to strong deposit balance growth. The provision for credit losses decreased driven by improving portfolio trends. Noninterest expense increased due to higher revenue-related expenses and personnel costs associated with the continued build-out of the business.

     All Other reported a net loss for the three and six months ended June 30, 2011 compared to net income for the same periods in the prior year due to lower revenue and higher provision for credit losses. Revenue decreased due primarily to a decline in equity investment income, including an impairment write-down on our merchant services joint venture during the three months ended June 30, 2011, and lower fair value adjustments on structured liabilities. These items were partially offset by an increase in gains on sales of debt securities. The increase in the provision for credit losses was primarily attributable to reserve additions in the Countrywide PCI discontinued real estate and residential mortgage loan portfolios due to the impact of further declines in home prices. Also, merger and restructuring charges decreased as integration efforts with the Merrill Lynch acquisition continue to progress as planned.
Financial Highlights
Net Interest Income
     Net interest income on a FTE basis decreased $1.7 billion to $11.5 billion and $3.4 billion to $23.9 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The decrease was primarily due to lower consumer loan balances, a decrease in consumer loan and asset and liability management (ALM) portfolio yields, a drop in long-term interest rates negatively impacting hedge results and lower trading-related revenues. Partially offsetting these items were benefits associated with ongoing reductions in long-term debt and lower rates paid on deposits. The net interest yield on a FTE basis decreased 27 basis points (bps) to 2.50 percent and 27 bps to 2.58 percent for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to these same factors.
Noninterest Income

Table 4
Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Card income	$1,967	$2,023	$3,795	$3,999
Service charges	2,012	2,576	4,044	5,142
Investment and brokerage services	3,009	2,994	6,110	6,019
Investment banking income	1,684	1,319	3,262	2,559
Equity investment income	1,212	2,766	2,687	3,391
Trading account profits	2,091	1,227	4,813	6,463
Mortgage banking income (loss)	(13,196)	898	(12,566)	2,398
Insurance income	400	678	1,013	1,393
Gains on sales of debt securities	899	37	1,445	771
Other income	1,957	1,861	2,218	3,065
Net impairment losses recognized in earnings on AFS debt securities	(45)	(126)	(133)	(727)

Total noninterest income	$1,990	$16,253	$16,688	$34,473

     Noninterest income decreased $14.3 billion to $2.0 billion and $17.8 billion to $16.7 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The following highlights the significant changes.
•
Service charges decreased $564 million and $1.1 billion for the three and six months ended June 30, 2011 largely due to the impact of overdraft policy changes in conjunction with Regulation E, which became effective in the third quarter of 2010.

•	Investment banking income increased $365 million and $703 million for the three and six months ended June 30, 2011 reflecting strong performance in advisory services and debt and equity issuances.

•
Equity investment income decreased $1.6 billion and $704 million for the three and six months ended June 30, 2011. The three months ended June 30, 2011 included an $837 million China Construction Bank (CCB) dividend, a $377 million pre-tax gain on the sale of our investment in BlackRock, Inc. (BlackRock) and a $500 million impairment write-down on our merchant services joint venture. The three months ended June 30, 2010 included net gains of $751 million on sales of certain strategic investments and a $535 million dividend on CCB. The six months ended June 30, 2011 included a $1.1 billion pre-tax gain related to an initial public offering (IPO) of an equity investment which occurred in the first quarter of 2011.

•
Trading account profits increased $864 million for the three months ended June 30, 2011 and decreased $1.7 billion for the six-month period. The six-month decline reflects a less favorable trading environment in the first quarter compared to record results in the first quarter of 2010.

•
Mortgage banking income decreased $14.1 billion and $15.0 billion for the three and six months ended June 30, 2011 due to a $12.8 billion and $13.3 billion increase in the representations and warranties provision and less favorable mortgage servicing rights (MSR) results, net of hedges, of $885 million and $1.1 billion as a result of higher servicing costs.

•
Other income increased $96 million and decreased $847 million for the three and six months ended June 30, 2011. For the six months ended June 30, 2011, the decrease was primarily due to negative fair value adjustments on structured liabilities of $372 million compared to positive adjustments of $1.4 billion for the same period in 2010, partially offset by the gain of $771 million on the sale of the lender-placed insurance business of Balboa in the three months ended June 30, 2011.

Provision for Credit Losses
     The provision for credit losses decreased $4.9 billion to $3.3 billion and $10.8 billion to $7.1 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The provision for credit losses was $2.4 billion and $4.6 billion lower than net charge-offs for the three and six months ended June 30, 2011 which is after an addition to reserves for the PCI loan portfolio of $412 million and $2.0 billion. The reduction in the allowance for credit losses in the three and six months ended June 30, 2011 was driven primarily by improving delinquencies, collections and bankruptcies across the Global Card Services portfolios.
     The provision for credit losses related to our consumer portfolio decreased $3.4 billion to $3.8 billion and $7.7 billion to $7.7 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The provision for credit losses related to our commercial portfolio including the provision for unfunded lending commitments decreased $1.5 billion to a benefit of $523 million and $3.1 billion to a benefit of $636 million for the three and six months ended June 30, 2011 compared to the same periods in 2010.
     Net charge-offs totaled $5.7 billion, or 2.44 percent and $11.7 billion, or 2.53 percent of average loans and leases for the three and six months ended June 30, 2011 compared with $9.6 billion, or 3.98 percent and $20.4 billion, or 4.21 percent for the three and six months ended June 30, 2010. The decrease in net charge-offs was primarily driven by improvements in general economic conditions that resulted in fewer delinquencies, improved collection rates and lower bankruptcy filings across the Global Card Services U.S. loan portfolio. For more information on the provision for credit losses, see Provision for Credit Losses on page 107.

Noninterest Expense

Table 5
Noninterest Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Personnel	$9,171	$8,789	$19,339	$17,947
Occupancy	1,245	1,182	2,434	2,354
Equipment	593	613	1,199	1,226
Marketing	560	495	1,124	982
Professional fees	766	644	1,412	1,161
Amortization of intangibles	382	439	767	885
Data processing	643	632	1,338	1,280
Telecommunications	391	359	762	689
Other general operating	6,343	3,592	11,800	7,475
Goodwill impairment	2,603	-	2,603	-
Merger and restructuring charges	159	508	361	1,029

Total noninterest expense	$22,856	$17,253	$43,139	$35,028

     Noninterest expense increased $5.6 billion to $22.9 billion and $8.1 billion to $43.1 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The increases were driven by a $2.6 billion goodwill impairment charge in our mortgage business in the three months ended June 30, 2011 and by increases in general operating expense of $2.8 billion and $4.3 billion for the three and six months ended June 30, 2011 compared to the same periods in the prior year. Other general operating expense includes mortgage-related assessments and waivers costs of $716 million and $1.6 billion for the three and six months ended June 30, 2011. Litigation expenses within other general operating expense increased to $2.3 billion and $3.2 billion for the three and six months ended June 30, 2011, of which $2.0 billion and $2.8 billion were in our mortgage business. Additionally, an increase of $1.4 billion in personnel costs for the year-to-date period contributed to the increase in noninterest expense as we continue to add client-facing professionals in GWIM, expand our international capabilities in GBAM and increase default-related staffing levels in the mortgage business.
Income Tax Expense
     The income tax benefit was $4.0 billion on a pre-tax loss of $12.9 billion for the three months ended June 30, 2011 compared to an income tax expense of $672 million on pre-tax income of $3.8 billion for the same period in 2010 and resulted in an effective tax rate of a 31.4 percent benefit on the loss compared to an effective tax rate of 17.7 percent in the prior year. The effective tax rates for the three and six months ended June 30, 2011 excluding the $2.6 billion goodwill impairment charge from pre-tax income were 39.4 percent and 44.3 percent benefit rates. The income tax benefit was $3.3 billion on the pre-tax loss of $10.1 billion for the six months ended June 30, 2011 compared to an income tax expense of $1.9 billion on pre-tax income of $8.2 billion for the same period in 2010 and resulted in an effective tax rate of a 32.9 percent benefit on the loss compared to an effective tax rate of 23.0 percent in the prior year.
     The effective tax benefit rates for the three and six months ended June 30, 2011 were higher than the tax rates for the same periods in 2010 because the benefits for net tax preference items increased the income tax benefit recorded on the pre-tax loss while the impact of such benefits was a decrease in tax expense recorded on pre-tax income for the same periods in 2010.
     On July 19, 2011, the U.K. 2011 Finance Bill was enacted which reduced the corporate income tax rate to 26 percent beginning on April 1, 2011, and then to 25 percent effective April 1, 2012. These rate reductions will favorably affect income tax expense on future U.K. earnings but also will require us to remeasure our U.K. net deferred tax assets using the lower tax rates. We will record a charge to income tax expense of approximately $800 million for this revaluation in the three months ending September 30, 2011. If corporate income tax rates were to be reduced to 23 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment.
     In addition, it is possible that valuation allowance releases may affect the effective income tax rate later this year.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
			Average Balance
	June 30	December 31	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$235,181	$209,616	$259,069	$263,564	$243,311	$264,810
Trading account assets (1)	196,939	194,671	186,760	213,927	203,806	214,233
Debt securities	331,052	338,054	335,269	314,299	335,556	312,727
Loans and leases	941,257	940,440	938,513	967,054	938,738	979,267
Allowance for loan and lease losses	(37,312)	(41,885)	(38,755)	(46,740)	(39,752)	(47,413)
All other assets (1)	594,202	624,013	658,254	782,328	657,167	781,835

Total assets	$2,261,319	$2,264,909	$2,339,110	$2,494,432	$2,338,826	$2,505,459

Liabilities
Deposits	$1,038,408	$1,010,430	$1,035,944	$991,615	$1,029,578	$986,344
Federal funds purchased and securities loaned or sold under agreements to repurchase	239,521	245,359	276,673	383,558	291,461	399,729
Trading account liabilities	74,989	71,985	96,108	100,021	90,044	95,105
Commercial paper and other short-term borrowings	50,632	59,962	62,019	70,493	63,581	81,313
Long-term debt	426,659	448,431	435,144	497,469	437,812	505,507
All other liabilities	208,934	200,494	198,155	217,815	193,420	205,766

Total liabilities	2,039,143	2,036,661	2,104,043	2,260,971	2,105,896	2,273,764
Shareholders’ equity	222,176	228,248	235,067	233,461	232,930	231,695

Total liabilities and shareholders’ equity	$2,261,319	$2,264,909	$2,339,110	$2,494,432	$2,338,826	$2,505,459

(1)
For the three and six months ended June 30, 2011, for average balance and yield calculation purposes, $40.4 billion and $20.3 billion of noninterest-earning equity trading securities were reclassified from trading account assets to all other assets. Prior period amounts are immaterial and have not been restated.

     Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these activities requires the use of balance sheet and capital-related limits including spot, average and risk-weighted asset limits, particularly in our trading businesses. One of our key metrics, Tier 1 leverage ratio, is calculated based on adjusted quarterly average total assets. Risk mitigation activities that contributed to the decrease in average assets during the three and six months ended June 30, 2011 included reduction of exposure within various types of low quality and alternative investments, significant loan run-off and the exit of proprietary trading.
Assets
     At June 30, 2011, total assets were $2.3 trillion, a decrease of $3.6 billion, or less than one percent, from December 31, 2010.
     Average total assets decreased $155.3 billion and $166.6 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. Almost all line items decreased with the most significant decrease in all other assets largely due to the sale of certain strategic investments, reductions in MSR hedging activity and our goodwill balance as a result of impairment charges recorded in 2010.
     In the first half of 2011, we have taken certain actions to reduce risk-weighted assets, including reducing certain capital markets risk exposures, selling assets, reducing our loan run-off portfolio and exiting proprietary trading activities. For more information, see Capital Management – Regulatory Capital on page 64.
Liabilities and Shareholders’ Equity
     At June 30, 2011, total liabilities were $2.0 trillion, an increase of $2.5 billion, or less than one percent, from December 31, 2010.
     Average total liabilities decreased $156.9 billion and $167.9 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The decreases were primarily driven by reduced short-term borrowings and long-term debt, and the sale of First Republic Bank in 2010. These decreases were partially offset by deposit growth.

     Shareholders’ equity decreased $6.1 billion to $222.2 billion at June 30, 2011 compared to December 31, 2010. The decrease was driven primarily by the second quarter net loss.
     Average shareholders’ equity increased $1.6 billion and $1.2 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The increases were due to an increase in accumulated other comprehensive income (OCI) due in large part to net unrealized gains on available-for-sale (AFS) securities. The charges that drove the net loss for the three and six months ended June 30, 2011 were recorded at period end and accordingly had minimal impact on average shareholders’ equity.

Table 7
Selected Quarterly Financial Data
	2011 Quarters		2010 Quarters
(In millions, except per share information)	Second	First	Fourth	Third	Second

Income statement
Net interest income	$11,246	$12,179	$12,439	$12,435	$12,900
Noninterest income	1,990	14,698	9,959	14,265	16,253
Total revenue, net of interest expense	13,236	26,877	22,398	26,700	29,153
Provision for credit losses	3,255	3,814	5,129	5,396	8,105
Goodwill impairment	2,603	-	2,000	10,400	-
Merger and restructuring charges	159	202	370	421	508
All other noninterest expense (1)	20,094	20,081	18,494	16,395	16,745
Income (loss) before income taxes	(12,875)	2,780	(3,595)	(5,912)	3,795
Income tax expense (benefit)	(4,049)	731	(2,351)	1,387	672
Net income (loss)	(8,826)	2,049	(1,244)	(7,299)	3,123
Net income (loss) applicable to common shareholders	(9,127)	1,739	(1,565)	(7,647)	2,783
Average common shares issued and outstanding	10,095	10,076	10,037	9,976	9,957
Average diluted common shares issued and outstanding	10,095	10,181	10,037	9,976	10,030

Performance ratios
Return on average assets	n/m	0.36%	n/m	n/m	0.50%
Four quarter trailing return on average assets (2)	n/m	n/m	n/m	n/m	0.20
Return on average common shareholders’ equity	n/m	3.29	n/m	n/m	5.18
Return on average tangible common shareholders’ equity (3)	n/m	5.28	n/m	n/m	9.19
Return on average tangible shareholders’ equity (3)	n/m	5.54	n/m	n/m	8.98
Total ending equity to total ending assets	9.83%	10.15	10.08%	9.85%	9.85
Total average equity to total average assets	10.05	9.87	9.94	9.83	9.36
Dividend payout	n/m	6.06	n/m	n/m	3.63

Per common share data
Earnings (loss)	$(0.90)	$0.17	$(0.16)	$(0.77)	$0.28
Diluted earnings (loss)	(0.90)	0.17	(0.16)	(0.77)	0.27
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	20.29	21.15	20.99	21.17	21.45
Tangible book value (3)	12.65	13.21	12.98	12.91	12.14

Market price per share of common stock
Closing	$10.96	$13.33	$13.34	$13.10	$14.37
High closing	13.72	15.25	13.56	15.67	19.48
Low closing	10.50	13.33	10.95	12.32	14.37

Market capitalization	$111,060	$135,057	$134,536	$131,442	$144,174

Average balance sheet
Total loans and leases	$938,513	$938,966	$940,614	$934,860	$967,054
Total assets	2,339,110	2,338,538	2,370,258	2,379,397	2,494,432
Total deposits	1,035,944	1,023,140	1,007,738	973,846	991,615
Long-term debt	435,144	440,511	465,875	485,588	497,469
Common shareholders’ equity	218,505	214,206	218,728	215,911	215,468
Total shareholders’ equity	235,067	230,769	235,525	233,978	233,461

Asset quality (4)
Allowance for credit losses (5)	$38,209	$40,804	$43,073	$44,875	$46,668
Nonperforming loans, leases and foreclosed properties (6)	30,058	31,643	32,664	34,556	35,598
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	4.00%	4.29%	4.47%	4.69%	4.75%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	135	135	136	135	137
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (6)	105	108	116	118	121
Amounts included in allowance that are excluded from nonperforming loans (7)	$19,935	$22,110	$22,908	$23,661	$24,338
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (7)	63%	60%	62%	62%	63%
Net charge-offs	$5,665	$6,028	$6,783	$7,197	$9,557
Annualized net charge-offs as a percentage of average loans and leases outstanding (6)	2.44%	2.61%	2.87%	3.07%	3.98%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	2.96	3.19	3.27	3.47	3.48
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	3.22	3.40	3.48	3.71	3.73
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.64	1.63	1.56	1.53	1.18

Capital ratios (period end)
Risk-based capital:
Tier 1 common	8.23%	8.64%	8.60%	8.45%	8.01%
Tier 1	11.00	11.32	11.24	11.16	10.67
Total	15.65	15.98	15.77	15.65	14.77
Tier 1 leverage	6.86	7.25	7.21	7.21	6.68
Tangible equity (3)	6.63	6.85	6.75	6.54	6.14
Tangible common equity (3)	5.87	6.10	5.99	5.74	5.35

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)	Calculated as total net income for four consecutive quarters divided by average assets for the period.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 19 and Table 9 on pages 20 and 21.

(4)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 76 and Commercial Portfolio Credit Risk Management on page 93.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 90 and corresponding Table 42, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 98 and corresponding Table 51.

(7)	Amounts included in allowance that are excluded from nonperforming loans primarily includes amounts allocated to Global Card Services portfolio and purchased credit-impaired loans.

n/m = not meaningful

Table 8
Selected Year-to-Date Financial Data
	Six Months Ended June 30
(In millions, except per share information)	2011	2010

Income statement
Net interest income	$23,425	$26,649
Noninterest income	16,688	34,473
Total revenue, net of interest expense	40,113	61,122
Provision for credit losses	7,069	17,910
Goodwill impairment	2,603	-
Merger and restructuring charges	361	1,029
All other noninterest expense (1)	40,175	33,999
Income (loss) before income taxes	(10,095)	8,184
Income tax expense (benefit)	(3,318)	1,879
Net income (loss)	(6,777)	6,305
Net income (loss) available to common shareholders	(7,388)	5,617
Average common shares issued and outstanding	10,085	9,570
Average diluted common shares issued and outstanding	10,085	10,021

Performance ratios
Return on average assets	n/m	0.51%
Return on average common shareholders’ equity	n/m	5.45
Return on average tangible common shareholders’ equity (2)	n/m	9.48
Return on average tangible shareholders’ equity (2)	n/m	9.26
Total ending equity to total ending assets	9.83%	9.85
Total average equity to total average assets	9.96	9.25
Dividend payout	n/m	3.60

Per common share data
Earnings (loss)	$(0.73)	$0.56
Diluted earnings (loss)	(0.73)	0.55
Dividends paid	0.02	0.02
Book value	20.29	21.45
Tangible book value (2)	12.65	12.14

Market price per share of common stock
Closing	$10.96	$14.37
High closing	15.25	19.48
Low closing	10.50	14.37

Market capitalization	$111,060	$144,174

Average balance sheet
Total loans and leases	$938,738	$979,267
Total assets	2,338,826	2,505,459
Total deposits	1,029,578	986,344
Long-term debt	437,812	505,507
Common shareholders’ equity	216,367	207,975
Total shareholders’ equity	232,930	231,695

Asset quality (3)
Allowance for credit losses (4)	$38,209	$46,668
Nonperforming loans, leases and foreclosed properties (5)	30,058	35,598
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	4.00%	4.75%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	135	137
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (5)	105	121
Amounts included in allowance that are excluded from nonperforming loans (6)	19,935	24,338
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (6)	63%	63%
Net charge-offs	$11,693	$20,354
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	2.53%	4.21%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	2.96	3.48
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5)	3.22	3.73
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.58	1.10

(1)	Excludes merger and restructuring charges and goodwill impairment charge.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 19 and Table 10 on page 22.

(3)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 76 and Commercial Portfolio Credit Risk Management on page 93.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 90 and corresponding Table 42 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 98 and corresponding Table 51.

(6)	Amounts included in allowance that are excluded from nonperforming loans primarily includes amounts allocated to Global Card Services portfolio and purchased credit-impaired loans.

n/m = not meaningful

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
     As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield evaluates the bps we earn over the cost of funds. During our annual planning process, we set efficiency targets for the Corporation and each line of business. We believe the use of these non-GAAP measures provides additional clarity in assessing our results. Targets vary by year and by business and are based on a variety of factors including maturity of the business, competitive environment, market factors and other items including our risk appetite.
     We also evaluate our business based on the following ratios that utilize tangible equity, a non-GAAP measure. Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of common shareholders’ equity plus any Common Equivalent Securities (CES) less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. Return on average tangible shareholders’ equity (ROTE) measures our earnings contribution as a percentage of average shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible common equity ratio represents common shareholders’ equity plus any CES less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. The tangible equity ratio represents total shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. Tangible book value per common share represents ending common shareholders’ equity less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities divided by ending common shares outstanding. These measures are used to evaluate our use of equity (i.e., capital). In addition, profitability, relationship and investment models all use ROTE as key measures to support our overall growth goals.

     The aforementioned supplemental data and performance measures are presented in Tables 7 and 8. In addition, in Tables 9 and 10 we excluded the impact of goodwill impairment charges of $2.6 billion recorded in the second quarter of 2011, and $10.4 billion and $2.0 billion recorded in the third and fourth quarters of 2010 when presenting earnings (loss) and diluted earnings (loss) per common share, the efficiency ratio, return on average assets, four quarter trailing return on average assets, return on average common shareholders’ equity, return on average tangible common shareholders’ equity and ROTE. Accordingly, these are non-GAAP measures. Tables 9 and 10 provide reconciliations of these non-GAAP measures with financial measures defined by GAAP. We believe the use of these non-GAAP measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate these measures and ratios differently.

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2011 Quarters		2010 Quarters
(Dollars in millions, except per share information)	Second	First	Fourth	Third	Second

Fully taxable-equivalent basis data
Net interest income	$11,493	$12,397	$12,709	$12,717	$13,197
Total revenue, net of interest expense	13,483	27,095	22,668	26,982	29,450
Net interest yield	2.50%	2.67%	2.69%	2.72%	2.77%
Efficiency ratio	n/m	74.86	92.04	100.87	58.58

Performance ratios, excluding goodwill impairment charges (1)
Per common share information
Earnings (loss)	$(0.65)		$0.04	$0.27
Diluted earnings (loss)	(0.65)		0.04	0.27
Efficiency ratio	n/m		83.22%	62.33%
Return on average assets	n/m		0.13	0.52
Four quarter trailing return on average assets (2)	n/m		0.43	0.39
Return on average common shareholders’ equity	n/m		0.79	5.06
Return on average tangible common shareholders’ equity	n/m		1.27	8.67
Return on average tangible shareholders’ equity	n/m		1.96	8.54

(1)
Performance ratios have been calculated excluding the impact of the goodwill impairment charges of $2.6 billion recorded during the second quarter of 2011, and $2.0 billion and $10.4 billion recorded during the fourth and third quarters of 2010, respectively.

(2)	Calculated as total net income for four consecutive quarters divided by average assets for the period.

n/m = not meaningful

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2011 Quarters		2010 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second

Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$11,246	$12,179	$12,439	$12,435	$12,900
FTE adjustment	247	218	270	282	297

Net interest income on a fully taxable-equivalent basis	$11,493	$12,397	$12,709	$12,717	$13,197

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$13,236	$26,877	$22,398	$26,700	$29,153
FTE adjustment	247	218	270	282	297

Total revenue, net of interest expense on a fully taxable-equivalent basis	$13,483	$27,095	$22,668	$26,982	$29,450

Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$22,856	$20,283	$20,864	$27,216	$17,253
Goodwill impairment charges	(2,603)	-	(2,000)	(10,400)	-

Total noninterest expense, excluding goodwill impairment charges	$20,253	$20,283	$18,864	$16,816	$17,253

Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$(4,049)	$731	$(2,351)	$1,387	$672
FTE adjustment	247	218	270	282	297

Income tax expense (benefit) on a fully taxable-equivalent basis	$(3,802)	$949	$(2,081)	$1,669	$969

Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charges
Net income (loss)	$(8,826)	$2,049	$(1,244)	$(7,299)	$3,123
Goodwill impairment charges	2,603	-	2,000	10,400	-

Net income (loss), excluding goodwill impairment charges	$(6,223)	$2,049	$756	$3,101	$3,123

Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$(9,127)	$1,739	$(1,565)	$(7,647)	$2,783
Goodwill impairment charges	2,603	-	2,000	10,400	-

Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$(6,524)	$1,739	$435	$2,753	$2,783

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$218,505	$214,206	$218,728	$215,911	$215,468
Goodwill	(73,748)	(73,922)	(75,584)	(82,484)	(86,099)
Intangible assets (excluding MSRs)	(9,394)	(9,769)	(10,211)	(10,629)	(11,216)
Related deferred tax liabilities	2,932	3,035	3,121	3,214	3,395

Tangible common shareholders’ equity	$138,295	$133,550	$136,054	$126,012	$121,548

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$235,067	$230,769	$235,525	$233,978	$233,461
Goodwill	(73,748)	(73,922)	(75,584)	(82,484)	(86,099)
Intangible assets (excluding MSRs)	(9,394)	(9,769)	(10,211)	(10,629)	(11,216)
Related deferred tax liabilities	2,932	3,035	3,121	3,214	3,395

Tangible shareholders’ equity	$154,857	$150,113	$152,851	$144,079	$139,541

Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity	$205,614	$214,314	$211,686	$212,391	$215,181
Goodwill	(71,074)	(73,869)	(73,861)	(75,602)	(85,801)
Intangible assets (excluding MSRs)	(9,176)	(9,560)	(9,923)	(10,402)	(10,796)
Related deferred tax liabilities	2,853	2,933	3,036	3,123	3,215

Tangible common shareholders’ equity	$128,217	$133,818	$130,938	$129,510	$121,799

Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity	$222,176	$230,876	$228,248	$230,495	$233,174
Goodwill	(71,074)	(73,869)	(73,861)	(75,602)	(85,801)
Intangible assets (excluding MSRs)	(9,176)	(9,560)	(9,923)	(10,402)	(10,796)
Related deferred tax liabilities	2,853	2,933	3,036	3,123	3,215

Tangible shareholders’ equity	$144,779	$150,380	$147,500	$147,614	$139,792

Reconciliation of period end assets to period end tangible assets
Assets	$2,261,319	$2,274,532	$2,264,909	$2,339,660	$2,368,384
Goodwill	(71,074)	(73,869)	(73,861)	(75,602)	(85,801)
Intangible assets (excluding MSRs)	(9,176)	(9,560)	(9,923)	(10,402)	(10,796)
Related deferred tax liabilities	2,853	2,933	3,036	3,123	3,215

Tangible assets	$2,183,922	$2,194,036	$2,184,161	$2,256,779	$2,275,002

Table 10
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Six Months Ended June 30
(Dollars in millions)	2011	2010

Fully taxable-equivalent basis data
Net interest income	$23,890	$27,267
Total revenue, net of interest expense	40,578	61,740
Net interest yield	2.58%	2.85%
Efficiency ratio	n/m	56.73

Performance ratios, excluding goodwill impairment charge (1)
Per common share information
Loss	$(0.48)
Diluted loss	(0.48)
Efficiency ratio	n/m
Return on average assets	n/m
Return on average common shareholders’ equity	n/m
Return on average tangible common shareholders’ equity	n/m
Return on average tangible shareholders’ equity	n/m

Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$23,425	$26,649
FTE adjustment	465	618

Net interest income on a fully taxable-equivalent basis	$23,890	$27,267

Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$40,113	$61,122
FTE adjustment	465	618

Total revenue, net of interest expense on a fully taxable-equivalent basis	$40,578	$61,740

Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charge
Total noninterest expense	$43,139	$35,028
Goodwill impairment charge	(2,603)	-

Total noninterest expense, excluding goodwill impairment charge	$40,536	$35,028

Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$(3,318)	$1,879
FTE adjustment	465	618

Income tax expense (benefit) on a fully taxable-equivalent basis	$(2,853)	$2,497

Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charge
Net income (loss)	$(6,777)	$6,305
Goodwill impairment charge	2,603	-

Net income (loss), excluding goodwill impairment charge	$(4,174)	$6,305

Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charge
Net income (loss) applicable to common shareholders	$(7,388)	$5,617
Goodwill impairment charge	2,603	-

Net income (loss) applicable to common shareholders, excluding goodwill impairment charge	$(4,785)	$5,617

Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$216,367	$207,975
Common Equivalent Securities	-	5,848
Goodwill	(73,834)	(86,225)
Intangible assets (excluding MSRs)	(9,580)	(11,559)
Related deferred tax liabilities	2,983	3,446

Tangible common shareholders’ equity	$135,936	$119,485

Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$232,930	$231,695
Goodwill	(73,834)	(86,225)
Intangible assets (excluding MSRs)	(9,580)	(11,559)
Related deferred tax liabilities	2,983	3,446

Tangible shareholders’ equity	$152,499	$137,357

(1)	Performance ratios have been calculated excluding the impact of the goodwill impairment charge of $2.6 billion recorded during the second quarter of 2011.

n/m = not meaningful

Core Net Interest Income
     We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the GBAM business segment section on page 42, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for GBAM. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, all of which adjust for the impact of market-based activities from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation provides additional clarity in assessing our results.

Table 11
Core Net Interest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Net interest income (1)
As reported	$11,493	$13,197	$23,890	$27,267
Impact of market-based net interest income (2)	(914)	(1,049)	(1,965)	(2,235)

Core net interest income	$10,579	$12,148	$21,925	$25,032

Average earning assets (3)
As reported	$1,844,525	$1,910,790	$1,857,124	$1,921,864
Impact of market-based earning assets (2)	(461,775)	(530,785)	(465,617)	(533,180)

Core average earning assets	$1,382,750	$1,380,005	$1,391,507	$1,388,684

Net interest yield contribution (1, 4)
As reported (3)	2.50%	2.77%	2.58%	2.85%
Impact of market-based activities (2)	0.56	0.76	0.58	0.77

Core net interest yield on earning assets	3.06%	3.53%	3.16%	3.62%

(1)	FTE basis

(2)	Represents the impact of market-based amounts included in GBAM.

(3)
For the three and six months ended June 30, 2011, for average balance and yield calculation purposes, $40.4 billion and $20.3 billion of noninterest-earning equity trading securities were reclassified from trading account assets to other non-earning assets. Prior period amounts are immaterial and have not been restated.

(4)	Calculated on an annualized basis.
     For the three and six months ended June 30, 2011, core net interest income decreased $1.6 billion to $10.6 billion and $3.1 billion to $21.9 billion compared to the same periods in 2010. The decrease was primarily due to lower consumer and commercial loan balances and yields, partially offset by lower rates paid on deposits.
     For the three and six months ended June 30, 2011, core net interest yield decreased 47 bps to 3.06 percent and 46 bps to 3.16 percent compared to the same periods in 2010 due to the factors noted above.

Table 12
Quarterly Average Balances and Interest Rates – Fully Taxable-equivalent Basis
	Second Quarter 2011			First Quarter 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments (1)	$27,298	$106	1.56%	$31,294	$88	1.14%
Federal funds sold and securities borrowed or purchased under agreements to resell	259,069	597	0.92	227,379	517	0.92
Trading account assets (2)	186,760	1,576	3.38	221,041	1,669	3.05
Debt securities (3)	335,269	2,696	3.22	335,847	2,917	3.49
Loans and leases (4):
Residential mortgage (5)	265,420	2,763	4.16	262,049	2,881	4.40
Home equity	131,786	1,261	3.83	136,089	1,335	3.96
Discontinued real estate	15,997	129	3.22	12,899	110	3.42
U.S. credit card	106,164	2,718	10.27	109,941	2,837	10.47
Non-U.S. credit card	27,259	760	11.18	27,633	779	11.43
Direct/Indirect consumer (6)	89,403	945	4.24	90,097	993	4.47
Other consumer (7)	2,745	47	6.87	2,753	45	6.58

Total consumer	638,774	8,623	5.41	641,461	8,980	5.65

U.S. commercial	190,479	1,827	3.85	191,353	1,926	4.08
Commercial real estate (8)	45,762	382	3.35	48,359	437	3.66
Commercial lease financing	21,284	235	4.41	21,634	322	5.95
Non-U.S. commercial	42,214	339	3.22	36,159	299	3.35

Total commercial	299,739	2,783	3.72	297,505	2,984	4.06

Total loans and leases	938,513	11,406	4.87	938,966	11,964	5.14

Other earning assets	97,616	866	3.56	115,336	922	3.24

Total earning assets	1,844,525	17,247	3.75	1,869,863	18,077	3.92

Cash and cash equivalents (1)	115,956	49		138,241	63
Other assets, less allowance for loan and lease losses (2)	378,629			330,434

Total assets	$2,339,110			$2,338,538

(1)
For this presentation, fees earned on overnight deposits placed with the Federal Reserve are included in the cash and cash equivalents line, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. Net interest income and net interest yield are calculated excluding these fees.

(2)
For the second quarter of 2011, $40.4 billion of noninterest-earning equity trading securities were reclassified from trading account assets to other assets. Prior period amounts are immaterial and have not been restated.

(3)	Yields on AFS debt securities are calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.

(4)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(5)
Includes non-U.S. residential mortgage loans of $94 million and $92 million in the second and first quarters of 2011, and $96 million, $502 million and $506 million in the fourth, third and second quarters of 2010, respectively.

(6)
Includes non-U.S. consumer loans of $8.7 billion and $8.2 billion in the second and first quarters of 2011, and $7.9 billion, $7.7 billion and $7.7 billion in the fourth, third and second quarters of 2010, respectively.

(7)
Includes consumer finance loans of $1.8 billion and $1.9 billion in the second and first quarters of 2011, and $2.0 billion, $2.0 billion and $2.1 billion in the fourth, third and second quarters of 2010, respectively; other non-U.S. consumer loans of $840 million and $777 million in the second and first quarters of 2011, and $791 million, $788 million and $679 million in the fourth, third and second quarters of 2010, respectively; and consumer overdrafts of $79 million and $76 million in the second and first quarters of 2011, and $34 million, $123 million and $155 million in the fourth, third and second quarters of 2010, respectively.

(8)
Includes U.S. commercial real estate loans of $43.4 billion and $45.7 billion in the second and first quarters of 2011, and $49.0 billion, $53.1 billion and $61.6 billion in the fourth, third and second quarters of 2010, respectively; and non-U.S. commercial real estate loans of $2.4 billion and $2.7 billion in the second and first quarters of 2011, and $2.6 billion, $2.5 billion and $2.6 billion in the fourth, third and second quarters of 2010, respectively.

Quarterly Average Balances and Interest Rates – Fully Taxable-equivalent Basis (continued)
	Fourth Quarter 2010			Third Quarter 2010			Second Quarter 2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments (1)	$28,141	$75	1.07%	$23,233	$86	1.45%	$30,741	$70	0.93%
Federal funds sold and securities borrowed or purchased under agreements to resell	243,589	486	0.79	254,820	441	0.69	263,564	457	0.70
Trading account assets	216,003	1,710	3.15	210,529	1,692	3.20	213,927	1,853	3.47
Debt securities (3)	341,867	3,065	3.58	328,097	2,646	3.22	314,299	2,966	3.78
Loans and leases (4)
Residential mortgage (5)	254,051	2,857	4.50	237,292	2,797	4.71	247,715	2,982	4.82
Home equity	139,772	1,410	4.01	143,083	1,457	4.05	148,219	1,537	4.15
Discontinued real estate	13,297	118	3.57	13,632	122	3.56	13,972	134	3.84
U.S. credit card	112,673	3,040	10.70	115,251	3,113	10.72	118,738	3,121	10.54
Non-U.S. credit card	27,457	815	11.77	27,047	875	12.84	27,706	854	12.37
Direct/Indirect consumer (6)	91,549	1,088	4.72	95,692	1,130	4.68	98,549	1,233	5.02
Other consumer (7)	2,796	45	6.32	2,955	47	6.35	2,958	46	6.32

Total consumer	641,595	9,373	5.81	634,952	9,541	5.98	657,857	9,907	6.03

U.S. commercial	193,608	1,894	3.88	192,306	2,040	4.21	195,144	2,005	4.12
Commercial real estate (8)	51,617	432	3.32	55,660	452	3.22	64,218	541	3.38
Commercial lease financing	21,363	250	4.69	21,402	255	4.78	21,271	261	4.90
Non-U.S. commercial	32,431	289	3.53	30,540	282	3.67	28,564	256	3.59

Total commercial	299,019	2,865	3.81	299,908	3,029	4.01	309,197	3,063	3.97

Total loans and leases	940,614	12,238	5.18	934,860	12,570	5.35	967,054	12,970	5.38

Other earning assets	113,325	923	3.23	112,280	949	3.36	121,205	994	3.29

Total earning assets	1,883,539	18,497	3.90	1,863,819	18,384	3.93	1,910,790	19,310	4.05

Cash and cash equivalents (1)	136,967	63		155,784	107		209,686	106
Other assets, less allowance for loan and lease losses	349,752			359,794			373,956

Total assets	$2,370,258			$2,379,397			$2,494,432

  For footnotes see page 24.

Quarterly Average Balances and Interest Rates – Fully Taxable-equivalent Basis (continued)
	Second Quarter 2011			First Quarter 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,668	$31	0.30%	$38,905	$32	0.34%
NOW and money market deposit accounts	478,690	304	0.25	475,954	316	0.27
Consumer CDs and IRAs	113,728	281	0.99	118,306	300	1.03
Negotiable CDs, public funds and other time deposits	13,842	42	1.22	13,995	39	1.11

Total U.S. interest-bearing deposits	647,928	658	0.41	647,160	687	0.43

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	19,234	37	0.77	21,534	38	0.72
Governments and official institutions	2,131	2	0.38	2,307	2	0.35
Time, savings and other	64,889	146	0.90	60,432	112	0.76

Total non-U.S. interest-bearing deposits	86,254	185	0.86	84,273	152	0.73

Total interest-bearing deposits	734,182	843	0.46	731,433	839	0.46

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	338,692	1,342	1.59	371,573	1,184	1.29
Trading account liabilities	96,108	627	2.62	83,914	627	3.03
Long-term debt	435,144	2,991	2.75	440,511	3,093	2.84

Total interest-bearing liabilities	1,604,126	5,803	1.45	1,627,431	5,743	1.43

Noninterest-bearing sources:
Noninterest-bearing deposits	301,762			291,707
Other liabilities	198,155			188,631
Shareholders’ equity	235,067			230,769

Total liabilities and shareholders’ equity	$2,339,110			$2,338,538

Net interest spread			2.30%			2.49%
Impact of noninterest-bearing sources			0.19			0.17

Net interest income/yield on earning assets (1)		$11,444	2.49%		$12,334	2.66%

  For footnotes see page 24.

Quarterly Average Balances and Interest Rates	– Fully Taxable-equivalent Basis (continued)

	Fourth Quarter 2010			Third Quarter 2010			Second Quarter 2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$37,145	$35	0.36%	$37,008	$36	0.39%	$37,290	$43	0.46%
NOW and money market deposit accounts	464,531	333	0.28	442,906	359	0.32	442,262	372	0.34
Consumer CDs and IRAs	124,855	338	1.07	132,687	377	1.13	147,425	441	1.20
Negotiable CDs, public funds and other time deposits	16,334	47	1.16	17,326	57	1.30	17,355	59	1.36

Total U.S. interest-bearing deposits	642,865	753	0.46	629,927	829	0.52	644,332	915	0.57

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	16,827	38	0.91	17,431	38	0.86	19,751	36	0.72
Governments and official institutions	1,560	2	0.42	2,055	2	0.36	4,214	3	0.28
Time, savings and other	58,746	101	0.69	54,373	81	0.59	52,195	77	0.60

Total non-U.S. interest-bearing deposits	77,133	141	0.73	73,859	121	0.65	76,160	116	0.61

Total interest-bearing deposits	719,998	894	0.49	703,786	950	0.54	720,492	1,031	0.57

Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	369,738	1,142	1.23	391,148	848	0.86	454,051	891	0.79
Trading account liabilities	81,313	561	2.74	95,265	635	2.65	100,021	715	2.87
Long-term debt	465,875	3,254	2.78	485,588	3,341	2.74	497,469	3,582	2.88

Total interest-bearing liabilities	1,636,924	5,851	1.42	1,675,787	5,774	1.37	1,772,033	6,219	1.41

Noninterest-bearing sources:
Noninterest-bearing deposits	287,740			270,060			271,123
Other liabilities	210,069			199,572			217,815
Shareholders’ equity	235,525			233,978			233,461

Total liabilities and shareholders’ equity	$2,370,258			$2,379,397			$2,494,432

Net interest spread			2.48%			2.56%			2.64%
Impact of noninterest-bearing sources			0.18			0.13			0.10

Net interest income/yield on earning assets (1)		$12,646	2.66%		$12,610	2.69%		$13,091	2.74%

  For footnotes see page 24.

Table 13
Year-to-Date Average Balances and Interest Rates – Fully Taxable-equivalent Basis
	Six Months Ended June 30
	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets
Time deposits placed and other short-term investments (1)	$29,285	$194	1.34%	$29,179	$130	0.90%
Federal funds sold and securities borrowed or purchased under agreements to resell	243,311	1,114	0.92	264,810	905	0.69
Trading account assets (2)	203,806	3,245	3.21	214,233	3,648	3.42
Debt securities (3)	335,556	5,613	3.35	312,727	6,139	3.93
Loans and leases (4):
Residential mortgage (5)	263,744	5,644	4.28	245,785	6,082	4.95
Home equity	133,926	2,596	3.90	150,365	3,123	4.18
Discontinued real estate	14,457	239	3.31	14,201	287	4.05
U.S. Credit card	108,042	5,555	10.37	122,027	6,491	10.73
Non-U.S. credit card	27,445	1,539	11.31	28,783	1,760	12.33
Direct/Indirect consumer (6)	89,748	1,938	4.36	99,728	2,535	5.13
Other consumer (7)	2,748	92	6.75	2,981	94	6.34

Total consumer	640,110	17,603	5.53	663,870	20,372	6.17

U.S. commercial	190,914	3,753	3.96	198,882	3,975	4.03
Commercial real estate (8)	47,053	819	3.51	66,361	1,116	3.39
Commercial lease financing	21,458	557	5.18	21,472	565	5.26
Non-U.S. commercial	39,203	638	3.28	28,682	520	3.65

Total commercial	298,628	5,767	3.89	315,397	6,176	3.94

Total loans and leases	938,738	23,370	5.01	979,267	26,548	5.45

Other earning assets	106,428	1,788	3.39	121,648	2,047	3.39

Total earning assets	1,857,124	35,324	3.84	1,921,864	39,417	4.14

Cash and cash equivalents (1)	127,037	112		203,334	198
Other assets, less allowance for loan and lease losses (2)	354,665			380,261

Total assets	$2,338,826			$2,505,459

(1)
Fees earned on overnight deposits placed with the Federal Reserve, which were included in the time deposits placed and other short-term investments line in prior periods, have been reclassified in this table to cash and cash equivalents, consistent with the balance sheet presentation of these deposits. Net interest income and net interest yield are calculated excluding these fees.

(2)
For the six months ended June 30, 2011, $20.3 billion of noninterest-earning equity trading securities were reclassified from trading account assets to other assets. Prior period amounts are immaterial and have not been restated.

(3)	Yields on AFS debt securities are calculated based on fair value rather than the cost basis. The use of fair value does not have a material impact on net interest yield.

(4)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis. Purchased credit-impaired loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(5)	Includes non-U.S. residential mortgages of $93 million and $522 million for the six months ended June 30, 2011 and 2010.

(6)	Includes non-U.S. consumer loans of $8.4 billion and $7.9 billion for the six months ended June 30, 2011 and 2010.

(7)
Includes consumer finance loans of $1.9 billion and $2.2 billion, and other non-U.S. consumer loans of $809 million and $671 million, and consumer overdrafts of $78 million and $144 million for the six months ended June 30, 2011 and 2010.

(8)
Includes U.S. commercial real estate loans of $44.5 billion and $63.6 billion, and non-U.S. commercial real estate loans of $2.5 billion and $2.8 billion for the six months ended June 30, 2011 and 2010.

Year-to-Date Average Balances and Interest Rates – Fully Taxable-equivalent Basis (continued)
	Six Months Ended June 30
	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in millions)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$40,294	$63	0.32%	$36,214	$86	0.48%
NOW and money market deposit accounts	477,330	620	0.26	429,258	713	0.33
Consumer CDs and IRAs	116,004	581	1.01	156,755	1,008	1.30
Negotiable CDs, public funds and other time deposits	13,918	81	1.17	18,552	122	1.33

Total U.S. interest-bearing deposits	647,546	1,345	0.42	640,779	1,929	0.61

Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	20,378	75	0.74	19,091	68	0.72
Governments and official institutions	2,219	4	0.36	4,916	6	0.25
Time, savings and other	62,673	258	0.83	53,534	150	0.57

Total non-U.S. interest-bearing deposits	85,270	337	0.80	77,541	224	0.58

Total interest-bearing deposits	732,816	1,682	0.46	718,320	2,153	0.60

Federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings	355,042	2,526	1.43	481,041	1,709	0.72
Trading account liabilities	90,044	1,254	2.81	95,105	1,374	2.91
Long-term debt	437,812	6,084	2.80	505,507	7,112	2.82

Total interest-bearing liabilities	1,615,714	11,546	1.44	1,799,973	12,348	1.38

Noninterest-bearing sources:
Noninterest-bearing deposits	296,762			268,024
Other liabilities	193,420			205,767
Shareholders’ equity	232,930			231,695

Total liabilities and shareholders’ equity	$2,338,826			$2,505,459

Net interest spread			2.40%			2.76%
Impact of noninterest-bearing sources			0.17			0.06

Net interest income/yield on earning assets (1)		$23,778	2.57%		$27,069	2.82%

For footnotes see page 28.

Business Segment Operations
Segment Description and Basis of Presentation
     We report the results of our operations through six business segments: Deposits, Global Card Services, CRES, Global Commercial Banking, GBAM and GWIM, with the remaining operations recorded in All Other. Prior period amounts have been reclassified to conform to current period presentation.
     We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data on page 19. In addition, return on average economic capital for the segments is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital. Economic capital represents allocated equity less goodwill and a percentage of intangible assets. We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges.
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
     Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. The nature of these risks is discussed further on page 64. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The total amount of average equity reflects both risk-based capital and the portion of goodwill and intangibles specifically assigned to the business segments. The risk-adjusted methodology is periodically refined and such refinements are reflected as changes to allocated equity in each segment.
     For more information on selected financial information for the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 20 – Business Segment Information to the Consolidated Financial Statements.

Deposits

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change

Net interest income (1)	$2,281	$2,144	6%	$4,486	$4,319	4%
Noninterest income:
Service charges	965	1,494	(35)	1,888	2,973	(36)
All other income	55	57	(4)	116	121	(4)

Total noninterest income	1,020	1,551	(34)	2,004	3,094	(35)

Total revenue, net of interest expense	3,301	3,695	(11)	6,490	7,413	(12)

Provision for credit losses	31	61	(49)	64	98	(35)
Noninterest expense	2,599	2,572	1	5,191	5,139	1

Income before income taxes	671	1,062	(37)	1,235	2,176	(43)
Income tax expense (1)	241	388	(38)	450	804	(44)

Net income	$430	$674	(36)	$785	$1,372	(43)

Net interest yield (1)	2.15%	2.06%		2.15%	2.09%
Return on average equity	7.30	11.16		6.70	11.45
Return on average economic capital (2, 3)	30.41	43.52		27.93	44.82
Efficiency ratio (1)	78.75	69.59		79.99	69.32
Cost per dollar deposit (4)	2.44	2.46		2.52	2.48

Balance Sheet

Average
Total earning assets	$425,363	$417,132	2	$421,313	$416,185	1
Total assets	451,554	443,520	2	447,530	442,691	1
Total deposits	426,684	418,480	2	422,514	417,665	1
Allocated equity	23,612	24,226	(3)	23,627	24,179	(2)
Economic capital (5)	5,662	6,239	(9)	5,672	6,202	(9)

				June 30	December 31
Period end				2011	2010

Total earning assets				$422,646	$414,215	2
Total assets				449,123	440,954	2
Total deposits				424,579	415,189	2
Client brokerage assets				69,000	63,597	8

(1)	FTE basis

(2)
Decreases in the ratios resulted from lower net income partially offset by a slight decrease in economic capital. Economic capital decreased due to improvements in interest rate risk related to changes in portfolio composition.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Cost per dollar deposit represents annualized noninterest expense, excluding certain expenses, as a percentage of average deposits.

(5)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.
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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Net income decreased $244 million, or 36 percent, to $430 million due to a decline in revenue driven by lower noninterest income, partially offset by higher net interest income. Noninterest income decreased $531 million, or 34 percent, to $1.0 billion due to the impact of overdraft policy changes in conjunction with Regulation E, which became effective in the third quarter of 2010. For more information on Regulation E, see Regulatory Matters of the Corporation’s 2010 Annual Report on Form 10-K on page 56. Net interest income increased $137 million, or six percent, to $2.3 billion driven by a shift to more liquid products and continued pricing discipline in the low-rate environment resulting in a 16 bps decrease in the rate paid on deposits from a year ago.
     Average deposits increased $8.2 billion from a year ago driven by organic growth in liquid products, including Merrill Edge, partially offset by the impact of transfers with other client-managed businesses.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Net income decreased $587 million, or 43 percent, to $785 million due to a decrease in noninterest income of $1.1 billion, or 35 percent, to $2.0 billion. Net interest income increased $167 million, or four percent, to $4.5 billion. These period over period changes were driven by the same factors as described in the three-month discussion above.
     Average deposits increased $4.8 billion from a year ago driven by the same factors as described in the three-month discussion above.

Global Card Services

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change

Net interest income (1)	$3,611	$4,442	(19)%	$7,358	$9,262	(21)%
Noninterest income:
Card income	1,833	1,901	(4)	3,562	3,784	(6)
All other income	92	605	(85)	303	792	(62)

Total noninterest income	1,925	2,506	(23)	3,865	4,576	(16)

Total revenue, net of interest expense	5,536	6,948	(20)	11,223	13,838	(19)

Provision for credit losses	481	3,796	(87)	1,442	7,331	(80)
Noninterest expense	1,882	1,852	2	3,851	3,664	5

Income before income taxes	3,173	1,300	144	5,930	2,843	109
Income tax expense (1)	1,138	474	140	2,160	1,049	106

Net income	$2,035	$826	146	$3,770	$1,794	110

Net interest yield (1)	9.12%	9.97%		9.19%	10.13%
Return on average equity	32.66	8.14		29.73	8.61
Return on average economic capital (2, 3)	66.26	19.40		59.01	19.74
Efficiency ratio (1)	33.99	26.68		34.31	26.49

Balance Sheet

Average
Total loans and leases	$156,788	$177,076	(11)	$159,591	$182,909	(13)
Total earning assets	158,861	178,646	(11)	161,462	184,326	(12)
Total assets	161,776	187,138	(14)	163,761	191,913	(15)
Allocated equity	24,982	40,677	(39)	25,573	41,994	(39)
Economic capital (4)	12,341	17,501	(29)	12,915	18,767	(31)

				June 30	December 31
Period end				2011	2010

Total loans and leases				$153,280	$166,899	(8)
Total earning assets				156,058	168,706	(7)
Total assets				161,756	170,311	(5)

(1)	FTE basis

(2)
Increases in the ratios resulted from higher net income and a decrease in economic capital. Economic capital decreased due to lower levels of credit risk as loan balances declined. Allocated equity decreased as a result of the $10.4 billion goodwill impairment charge recorded during the third quarter of 2010.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.
     Global Card Services provides a broad offering of products including U.S. consumer and business credit card, consumer lending, and international credit card and debit card to consumers and small businesses. We provide credit card products to customers in the U.S., U.K., Canada and Ireland. We offer a variety of co-branded and affinity credit and debit card products and are one of the leading issuers of credit cards through endorsed marketing in the U.S. and Europe. For an update on the PPI claims matter, see Note 11 — Commitments and Contingencies to the Consolidated Financial Statements.
     The majority of the provisions of the CARD Act became effective on February 22, 2010, while certain provisions became effective in the third quarter of 2010. The CARD Act has negatively impacted net interest income due to restrictions on our ability to reprice credit cards based on risk and card income due to restrictions imposed on certain fees. For more information on the CARD Act, see Regulatory Matters of the Corporation’s 2010 Annual Report on Form 10-K on page 56.
     On June 29, 2011, the Federal Reserve adopted a final rule, effective October 1, 2011, that established the maximum allowable interchange fees a bank can receive for a debit transaction, proposed fraud standards and established network routing requirements, effective April 1, 2012. For more information on the final interchange rules, see Regulatory Matters on page 62. The new interchange fee will result in a reduction of debit card revenue in the fourth quarter of 2011 of approximately $475 million.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Net income increased $1.2 billion to $2.0 billion due to a $3.3 billion decrease in the provision for credit losses as a result of continued improvements in credit quality. This was partially offset by a decrease in revenue of $1.4 billion, or 20 percent, to $5.5 billion, primarily due to a decline in net interest income from lower average loans and yields.
     Net interest income decreased $831 million, or 19 percent, to $3.6 billion driven by lower average loans and yields. Net interest yield decreased 85 bps to 9.12 percent due to net charge-offs and paydowns of higher interest rate products.
     Noninterest income decreased $581 million, or 23 percent, to $1.9 billion compared to $2.5 billion primarily due to the absence of a $440 million pre-tax gain on the sale of our MasterCard position in the second quarter of 2010.
     The provision for credit losses improved by $3.3 billion, to $481 million compared to $3.8 billion reflecting improving economic conditions and continued expectations of improving delinquency, collection and bankruptcy trends. For more information on the improvement in the provision for credit losses, see Provision for Credit Losses on page 107.
     Average loans decreased $20.3 billion driven by higher payments, charge-offs and continued non-core portfolio run-off. In addition, Global Card Services exited $2.1 billion of loans at the end of the quarter with minimal income statement impact.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Net income increased $2.0 billion to $3.8 billion as the provision for credit losses improved $5.9 billion to $1.4 billion, partially offset by a $2.6 billion decline in revenue to $11.2 billion. Net interest income of $7.4 billion decreased $1.9 billion, noninterest income declined $711 million, including approximately $300 million related to the CARD Act, to $3.9 billion and noninterest expense increased $187 million to $3.9 billion. These period over period changes were driven by the same factors described in the three-month discussion above.

Consumer Real Estate Services

	Three Months Ended June 30, 2011
				Total
				Consumer
		Legacy Asset		Real Estate	Three Months Ended
(Dollars in millions)	Home Loans	Servicing	Other	Services	June 30, 2010	% Change

Net interest income (1)	$481	$129	$(31)	$579	$992	(42)%
Noninterest income:
Mortgage banking income (loss)	938	(13,083)	(873)	(13,018)	1,020	n/m
Insurance income	299	-	-	299	513	(42)
All other income	795	30	-	825	179	n/m

Total noninterest income (loss)	2,032	(13,053)	(873)	(11,894)	1,712	n/m

Total revenue, net of interest expense	2,513	(12,924)	(904)	(11,315)	2,704	n/m

Provision for credit losses	121	1,386	-	1,507	2,390	(37)
Goodwill impairment	-	-	2,603	2,603	-	n/m
Noninterest expense	1,553	4,491	-	6,044	2,738	121

Income (loss) before income taxes	839	(18,801)	(3,507)	(21,469)	(2,424)	n/m
Income tax expense (benefit) (1)	308	(6,924)	(333)	(6,949)	(882)	n/m

Net income (loss)	$531	$(11,877)	$(3,174)	$(14,520)	$(1,542)	n/m

Net interest yield (1)	2.68%	0.76%	n/m	1.46%	2.13%
Efficiency ratio (1)	61.80	n/m	n/m	n/m	101.27

Balance Sheet

Average
Total loans and leases	$55,267	$66,416	$-	$121,683	$130,662	(7)
Total earning assets	71,876	68,444	18,354	158,674	186,873	(15)
Total assets	73,377	84,616	40,037	198,030	227,595	(13)
Allocated equity	n/a	n/a	n/a	17,139	26,174	(35)
Economic capital (2, 3)	n/a	n/a	n/a	14,437	21,371	(32)

	Six Months Ended June 30, 2011
				Total
				Consumer
		Legacy Asset		Real Estate	Six Months Ended
	Home Loans	Servicing	Other	Services	June 30, 2010	% Change

Net interest income (1)	$1,056	$460	$(41)	$1,475	$2,199	(33)%
Noninterest income:
Mortgage banking income (loss)	1,696	(13,149)	(870)	(12,323)	2,661	n/m
Insurance income	730	-	-	730	1,051	(31)
All other income	822	44	-	866	326	166

Total noninterest income (loss)	3,248	(13,105)	(870)	(10,727)	4,038	n/m

Total revenue, net of interest expense	4,304	(12,645)	(911)	(9,252)	6,237	n/m

Provision for credit losses	121	2,484	-	2,605	5,990	(57)
Goodwill impairment	-	-	2,603	2,603	-	n/m
Noninterest expense	3,221	7,624	-	10,845	5,985	81

Income (loss) before income taxes	962	(22,753)	(3,514)	(25,305)	(5,738)	n/m
Income tax expense (benefit) (1)	354	(8,388)	(336)	(8,370)	(2,119)	n/m

Net income (loss)	$608	$(14,365)	$(3,178)	$(16,935)	$(3,619)	n/m

Net interest yield (1)	2.81%	1.37%	(0.37)%	1.80%	2.36%
Efficiency ratio (1)	74.84	n/m	n/m	n/m	95.96

Balance Sheet

Average
Total loans and leases	$55,632	$65,493	$-	$121,125	$132,195	(8)
Total earning assets	75,695	67,565	22,209	165,469	188,222	(12)
Total assets	77,052	83,531	43,065	203,648	230,076	(11)
Allocated equity	n/a	n/a	n/a	17,933	26,641	(33)
Economic capital (2, 3)	n/a	n/a	n/a	15,211	21,837	(30)

Period end	June 30, 2011				December 31, 2010
Total loans and leases	$55,454	$66,099	$-	$121,553	$122,933	(1)
Total earning assets	69,822	68,114	11,972	149,908	172,082	(13)
Total assets	71,723	83,411	30,264	185,398	212,413	(13)

(1)	FTE basis

(2)
Economic capital decreased due to improvements in credit risk as loan balances declined and due to a lower MSR balance. Allocated equity decreased due to the $2.0 billion goodwill impairment charge recorded during the fourth quarter of 2010 and was minimally impacted by the $2.6 billion goodwill impairment charge recorded late in the second quarter of 2011.

(3)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets (excluding MSRs).

n/m	= not meaningful

n/a	= not applicable

     CRES was realigned effective January 1, 2011 and its activities are now referred to as Home Loans, which includes ongoing loan production and servicing activities, Legacy Asset Servicing, which includes a separately managed legacy mortgage portfolio, and Other, which includes the results of certain MSR activities and other unallocated assets (e.g., goodwill). This realignment allows CRES management to lead the ongoing home loan business while also providing greater focus and transparency on legacy mortgage issues.
     CRES includes the impact of transferring customers and their related loan balances between GWIM and CRES based on client segmentation thresholds. For more information on the migration of customer balances, see GWIM on page 46.
     CRES generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products are available to our customers through our retail network of approximately 5,700 banking centers, mortgage loan officers in approximately 750 locations and a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent loan acquisition channels.
     CRES products include fixed and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while we retain MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. Home equity lines of credit and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors. On February 4, 2011, we announced that we were exiting the reverse mortgage origination business. In October 2010, we exited the first mortgage wholesale acquisition channel. These strategic changes were made to allow greater focus on our retail channels. The financial results of the on-balance sheet loans are reported in the business segment that owns the loans or All Other. CRES is not impacted by the Corporation’s first mortgage production retention decisions as CRES is compensated for loans held for ALM purposes on a management accounting basis, with a corresponding offset recorded in All Other, and for servicing loans owned by other business segments and All Other.
     Home Loans includes the ongoing loan production activities, certain servicing activities that are discussed below, and the CRES home equity portfolio not selected for inclusion in the Legacy Asset Servicing portfolio. Home Loans also included insurance operations through June 30, 2011, when the ongoing insurance business was transferred to Global Card Services following the sale of Balboa’s lender-placed insurance business. Due to the realignment of CRES, the composition of the Home Loans loan portfolio does not currently reflect a normalized level of credit losses and noninterest expense which we expect will develop over time.
     Legacy Asset Servicing is responsible for servicing and managing the exposures related to selected residential mortgage, home equity and discontinued real estate loan portfolios. In addition, it is responsible for servicing all delinquent mortgage loans. These selected loan portfolios include owned loans and loans serviced for others, including loans held in other business segments and All Other (collectively, the Legacy Asset Servicing portfolio). The Legacy Asset Servicing portfolio includes residential mortgage loans, home equity loans and discontinued real estate loans that would not have been originated under our underwriting standards at December 31, 2010. Countrywide loans that were impaired at the time of acquisition (the Countrywide PCI portfolio) as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011 are also included in the Legacy Asset Servicing portfolio. Since determining the pool of loans that would be included in Legacy Asset Servicing portfolio as of January 1, 2011, the criteria have not changed for this portfolio. However, the criteria for inclusion of certain assets and liabilities in the Legacy Asset Servicing portfolio will continue to be evaluated over time.
     The total owned loans in the Legacy Asset Servicing portfolio were $169.5 billion at June 30, 2011, of which $66.1 billion are reflected on the balance sheet of Legacy Asset Servicing within CRES. The remainder is held on the balance sheets of Global Commercial Banking, GWIM and All Other. For more information on the Legacy Asset Servicing portfolio criteria, see Consumer Credit Portfolio on page 76.
     Legacy Asset Servicing results reflect the net cost of legacy exposures that is included in the results of CRES, including representations and warranties provision, litigation costs and financial results of the CRES home equity portfolio selected as part of the Legacy Asset Servicing portfolio. In addition, certain revenue and expenses on loans serviced for others, including loans serviced for other business segments and All Other, are included in Legacy Asset Servicing results. The results of the Legacy Asset Servicing residential mortgage and discontinued real estate portfolios are recorded primarily in All Other.
     The Other component within CRES includes the results of certain MSR activities, including net hedge results, together with any related assets or liabilities used as economic hedges. The change in the value of the MSRs reflects the change in discount rates and prepayment speed assumptions, largely due to changes in interest rates, as well as the effect of changes in other assumptions, including the cost to service. These amounts are not allocated between Home Loans and Legacy Asset Servicing since the MSRs are managed as a single asset. Goodwill assigned to CRES is also included in Other; however, the remaining balance of $2.6 billion of goodwill was written off in its entirety during the three months ended June 30, 2011. For additional information on goodwill, see Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
     Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to non-default related customer inquiries. These activities are performed by Home Loans. Our home retention efforts are also part of our servicing activities, along with supervising foreclosures and property dispositions. These default-related activities are performed by Legacy Asset Servicing. In an effort to help our customers avoid foreclosure, Legacy Asset Servicing evaluates various workout options prior to foreclosure sale which, combined with our temporary halt of foreclosures announced in October 2010, has resulted in elongated default timelines. We have resumed foreclosure sales in all non-judicial states; however, while we have recently resumed foreclosure proceedings in nearly all judicial states, our progress on foreclosure sales in judicial states has been significantly slower than in non-judicial states. We have also not yet resumed foreclosure sales for certain types of customers, including those in bankruptcy and those with FHA-insured loans, although we have resumed foreclosure proceedings with respect to these types of customers. For additional information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 60.
     The sale of lender-placed and voluntary property and casualty insurance assets and liabilities of Balboa closed on June 1, 2011. In connection with the sale, CRES recognized a pre-tax gain of $752 million net of an inter-segment advisory fee and an allocation of $193 million of goodwill. The sale agreement included the fair value of certain earn-outs and clawback provisions which were reflected in the determination of the pre-tax gain. Under the earn-out provisions, the buyer will make payments to the Corporation if certain future revenue or profitability targets are met whereas under the clawback provision, the Corporation may be required to pay the buyer if certain loss projections or gross written premiums vary from targets established in the sale agreement after certain triggering events occur, including regulatory actions. The amount, if any, and timing of any clawback or earn-out payments could vary based upon these future performance metrics.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     The CRES net loss increased $13.0 billion to $14.5 billion. Revenue declined $14.0 billion to a loss of $11.3 billion due to $14.0 billion in representations and warranties provision which is included in mortgage banking income compared to a provision of $1.2 billion in 2010. The representations and warranties provision included $8.6 billion related to the BNY Mellon Settlement and $5.4 billion related to other non-GSE exposures, and to a lesser extent, GSE exposures. Other factors resulting in the revenue decline were the decreases in MSR results, net of hedges, of $885 million as a result of higher expected servicing costs, and core production income of $604 million due to a decline in new loan originations caused mainly by lower overall market demand and a drop in market share in both the retail and correspondent sales channels partially driven by pricing actions as well as the Corporation’s exit from wholesale lending. These declines were partially offset by a pre-tax gain on the sale of Balboa’s lender-placed insurance business of $752 million, net of an inter-segment advisory fee. For additional information on representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51.
     Provision for credit losses decreased $883 million to $1.5 billion reflecting improved portfolio trends, including the Countrywide PCI home equity portfolio.
     Noninterest expense increased $5.9 billion to $8.6 billion, primarily due to a non-cash, non-tax deductible goodwill impairment charge of $2.6 billion and $2.0 billion in litigation expense. Additionally, as a result of elongated default timelines, our servicing costs have increased driven by $716 million of mortgage-related assessments and waivers costs, which included $485 million for compensatory fees that we expect to be assessed by the GSEs as a result of foreclosure delays as our agreements and first mortgage seller/servicer guides with the GSEs provide timelines to complete the liquidation of delinquent loans. In instances where we fail to meet these timelines, our agreements provide the GSEs with the option to assess compensatory fees. The remainder of the $716 million of mortgage-related assessments and waivers costs are out-of-pocket costs that we do not expect to recover. We expect such costs will continue as additional loans are delayed in the foreclosure process and as the GSEs assert more aggressive criteria. Higher default-related and other loss mitigation expenses also contributed to increased expenses. Production expense was lower due to lower origination volumes and lower insurance expenses resulting from the sale of Balboa’s lender-placed insurance business.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     The CRES net loss increased $13.3 billion to $16.9 billion. Revenue declined $15.5 billion to a loss of $9.3 billion due in large part to a decrease in mortgage banking income driven by an increase in representations and warranties provision of $13.3 billion, a decline in core production income of $1.2 billion and the decrease in MSR results, net of hedges, of $1.1 billion as a result of servicing costs. The decline in core production income was primarily due to lower production volume driven by the same factors noted in the three-month discussion. Net interest income also contributed to the decline in revenue driven primarily by lower average balances of loans held-for-sale (LHFS). Provision for credit losses decreased $3.4 billion to $2.6 billion and noninterest expense increased $7.5 billion to $13.4 billion due to the same factors noted in the three-month discussion.
Mortgage Banking Income
     CRES mortgage banking income is categorized into production and servicing income. Core production income is comprised of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and LHFS, the related secondary market execution, and costs related to representations and warranties in the sales transactions along with other obligations incurred in the sales of mortgage loans. In addition, production income includes revenue, which is offset in All Other, for transfers of mortgage loans from CRES to the ALM portfolio related to the Corporation’s mortgage production retention decisions. Ongoing costs related to representations and warranties and other obligations that were incurred in the sales of mortgage loans in prior periods are also included in production income.
     Servicing income includes income earned in connection with servicing activities and MSR valuation adjustments, net of economic hedge activities. The costs associated with our servicing activities are included in noninterest expense.
     The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Production income (loss):
Core production revenue	$824	$1,428	$1,492	$2,711
Representations and warranties provision	(14,037)	(1,248)	(15,050)	(1,774)

Total production income (loss)	(13,213)	180	(13,558)	937

Servicing income:
Servicing fees	1,556	1,649	3,162	3,218
Impact of customer payments (1)	(639)	(981)	(1,345)	(2,037)
Fair value changes of MSRs, net of economic hedge results (2)	(873)	12	(870)	209
Other servicing-related revenue	151	160	288	334

Total net servicing income	195	840	1,235	1,724

Total CRES mortgage banking income (loss)	(13,018)	1,020	(12,323)	2,661
Eliminations (3)	(178)	(122)	(243)	(263)

Total consolidated mortgage banking income (loss)	$(13,196)	$898	$(12,566)	$2,398

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	Includes sale of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Core production revenue of $824 million represented a decrease of $604 million, due to lower volumes partially offset by an increase in margins. Representations and warranties provision increased $12.8 billion to $14.0 billion. For additional information on representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51.
     Net servicing income decreased $645 million as the lower impact of customer payments was more than offset by less favorable MSR results, net of hedges. MSRs results, net of hedges, were a loss of $873 million, driven primarily by a decline in the value of the MSRs of $1.5 billion resulting from the expectation of higher servicing costs. The increased servicing costs were primarily a result of higher costs in view of all the changes in servicing delinquent loans, costs associated with additional servicing obligations under the BNY Mellon Settlement and extending default workout timelines in judicial states. For additional information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 119.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Core production revenue of $1.5 billion represented a decrease of $1.2 billion due to a decline in new loan originations caused mainly by lower overall market demand and a decline in market share. Representations and warranties provision increased $13.3 billion to $15.1 billion.
     Net servicing income decreased $489 million as the lower impact of customer payments was more than offset by less favorable MSR results, net of hedges. MSR results, net of hedges, were a loss of $870 million, driven by a decline in the value of the MSRs of $2.0 billion resulting from revised expectations of cash flows, primarily related to higher servicing costs.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2011	2010	2011		2010

Loan production
CRES:
First mortgage	$38,320	$69,141	$90,839		$136,106
Home equity	879	1,831	2,454		3,602
Total Corporation (1):
First mortgage	$40,370	$71,938	$97,104		$141,440
Home equity	1,054	2,137	2,782		4,164

			June 30		December 31
Period end			2011		2010

Mortgage servicing portfolio (in billions) (2, 3)			$1,992		$2,057
Mortgage loans serviced for investors (in billions) (3)			1,578		1,628
Mortgage servicing rights:
Balance			12,372		14,900
Capitalized mortgage servicing rights (% of loans serviced for investors)			78	bps	92	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

(3)
The total Corporation mortgage servicing portfolio consists of $1,079 billion in Home Loans and $913 billion in Legacy Asset Servicing at June 30, 2011. The total Corporation mortgage loans serviced for investors consisted of $870 billion in Home Loans and $708 billion in Legacy Asset Servicing at June 30, 2011.

     First mortgage production was $40.4 billion and $97.1 billion for the three and six months ended June 30, 2011 compared to $71.9 billion and $141.4 billion for the same periods in 2010. The decrease of $31.5 billion and $44.3 billion was primarily due to a decline in market share caused primarily by our exit from the wholesale origination channel in the fall of 2010 and a reduction in market share in both the retail and correspondent sales channels partially driven by pricing actions.
     Home equity production was $1.1 billion and $2.8 billion for the three and six months ended June 30, 2011 compared to $2.1 billion and $4.2 billion for the same periods in 2010 primarily due to a decline in reverse mortgage originations based on our decision to exit this business in February 2011.
     At June 30, 2011, the consumer MSR balance was $12.4 billion, which represented 78 bps of the related unpaid principal balance compared to $14.9 billion, or 92 bps of the related unpaid principal balance at December 31, 2010. The decline in the consumer MSR balance was primarily driven by the impact of elevated expected costs to service delinquent loans, which reduced expected cash flows and the value of the MSRs, the impact of lower mortgage rates and the decline in value due to customer payments. These declines were partially offset by the addition of new MSRs recorded in connection with sales of loans. For additional information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 60.

Global Commercial Banking
	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change

Net interest income (1)	$1,827	$2,097	(13)%	$3,677	$4,290	(14)%
Noninterest income:
Service charges	576	589	(2)	1,182	1,188	(1)
All other income	407	197	107	602	497	21

Total noninterest income	983	786	25	1,784	1,685	6

Total revenue, net of interest expense	2,810	2,883	(3)	5,461	5,975	(9)

Provision for credit losses	(417)	623	n/m	(338)	1,559	n/m
Noninterest expense	1,068	974	10	2,174	2,005	8

Income before income taxes	2,159	1,286	68	3,625	2,411	50
Income tax expense (1)	778	471	65	1,321	891	48

Net income	$1,381	$815	69	$2,304	$1,520	52

Net interest yield (1)	2.60%	3.13%		2.66%	3.26%
Return on average equity	13.67	7.46		11.33	6.93
Return on average economic capital (2, 3)	27.92	14.14		22.85	13.04
Efficiency ratio (1)	38.01	33.80		39.81	33.56

Balance Sheet

Average
Total loans and leases	$189,346	$206,603	(8)	$190,883	$210,450	(9)
Total earning assets	281,844	268,552	5	278,272	265,125	5
Total assets	320,428	305,788	5	316,521	301,925	5
Total deposits	166,481	145,499	14	163,366	144,572	13
Allocated equity	40,515	43,869	(8)	41,008	44,222	(7)
Economic capital (4)	19,817	23,159	(14)	20,309	23,558	(14)

				June 30	December 31
Period end				2011	2010

Total loans and leases				$189,434	$194,038	(2)
Total earning assets				242,272	274,637	(12)
Total assets				280,289	312,802	(10)
Total deposits				170,156	161,279	6

(1)	FTE basis

(2)
Increases in the ratios resulted from higher net income and lower economic capital. Economic capital decreased due to improved credit quality, declining loan balances and improvements in counterparty credit exposure.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.

n/m	= not meaningful
     Global Commercial Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include business banking and middle-market companies, commercial real estate firms and governments, and are generally defined as companies with annual sales up to $2 billion. Our lending products and services include commercial loans and commitment facilities, real estate lending, asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Effective in the first quarter of 2011, management responsibility for the merchant processing joint venture, Banc of America Merchant Services, LLC, was moved from GBAM to Global Commercial Banking where it more closely aligns with the business model. Prior periods have been restated to reflect this change. In the three months ended June 30, 2011, we recorded a $500 million impairment write-down on our investment in the joint venture. Because of the recent transfer of the joint venture to Global Commercial Banking, the impairment write-down was recorded in All Other for management accounting purposes. For additional information, see Note 5 – Securities to the Consolidated Financial Statements.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Net income increased $566 million, or 69 percent, to $1.4 billion driven by lower credit costs from improved asset quality. Revenue decreased $73 million, primarily due to lower loan balances partially offset by earnings on higher deposit balances and a gain on the termination of a purchase contract.
     Net interest income decreased $270 million due to the decline in average loans and a lower net interest allocation related to ALM activities. Offsetting this decrease was an increase in average deposits of $21.0 billion, as clients continue to maintain high levels of liquidity. Noninterest income increased $197 million, or 25 percent, largely due to a gain on the termination of a purchase contract.
     The provision for credit losses decreased $1.0 billion to a benefit of $417 million driven by improved overall economic conditions and an accelerated rate of loan resolutions in the commercial real estate portfolio.
     Noninterest expense increased $94 million due to an increase in Federal Deposit Insurance Corporation (FDIC) expense driven by growth in deposit balances, higher foreclosed property expense driven by lower gains on real estate owned sales, and higher other support costs.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Net income increased $784 million, or 52 percent, to $2.3 billion due to an improvement of $1.9 billion in the provision for credit losses partially offset by lower revenue. The decrease in net interest income of $613 million was due to a lower net interest allocation related to ALM activities and lower loan balances. The decrease in provision for credit losses and the increase in noninterest expense were driven by the same factors described in the three-month discussion above.
Global Commercial Banking Revenue
     Global Commercial Banking revenue can also be categorized into treasury services revenue primarily from capital and treasury management, and business lending revenue derived from credit-related products and services.
     Treasury services revenue for the three and six months ended June 30, 2011 was $1.2 billion and $2.4 billion, essentially flat compared to the same periods in 2010. Net interest income increased from $727 million to $746 million for the three months ended June 30, 2011 compared to the same period in 2010 driven by the impact of an increase of $21.0 billion in average deposits. Noninterest income decreased from $521 million to $499 million for the three months ended June 30, 2011 compared to the same period in 2010 as the use of certain treasury services declined and clients continued to convert from paper to electronic services. These actions, combined with our clients leveraging compensating balances to offset fees, have negatively impacted treasury services revenue.
     Business lending revenue for the three and six months ended June 30, 2011 was $1.6 billion and $3.0 billion, a decrease of $71 million and $448 million compared to the same periods in 2010. Net interest income declined from $1.4 billion to $1.1 billion for the three months ended June 30, 2011 and from $2.8 billion to $2.2 billion for the six months ended June 30, 2011 driven by a lower net interest allocation related to ALM activities and lower loan balances compared to the same periods in 2010. Noninterest income increased from $265 million to $483 million for the three months ended June 30, 2011 and from $688 million to $825 million for the six months ended June 30, 2011 compared to the same periods in 2010. This increase was due in part to a gain on the termination of a purchase contract. Average loan and lease balances decreased $17.3 billion and $19.6 billion, or eight percent and nine percent, for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to client deleveraging.

Global Banking & Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change

Net interest income (1)	$1,791	$2,002	(11)%	$3,828	$4,172	(8)%
Noninterest income:
Service charges	442	468	(6)	917	931	(2)
Investment and brokerage services	587	676	(13)	1,264	1,299	(3)
Investment banking fees	1,637	1,301	26	3,148	2,517	25
Trading account profits	2,071	1,202	72	4,691	6,273	(25)
All other income	268	255	5	834	405	106

Total noninterest income	5,005	3,902	28	10,854	11,425	(5)

Total revenue, net of interest expense	6,796	5,904	15	14,682	15,597	(6)

Provision for credit losses	(82)	(133)	38	(284)	103	n/m
Noninterest expense	4,713	4,735	-	9,435	9,024	5

Income before income taxes	2,165	1,302	66	5,531	6,470	(15)
Income tax expense (1)	607	404	50	1,839	2,333	(21)

Net income	$1,558	$898	73	$3,692	$4,137	(11)

Return on average equity	16.44%	7.03%		18.61%	15.99%
Return on average economic capital (2, 3)	23.40	9.06		25.86	20.28
Efficiency ratio (1)	69.35	80.19		64.26	57.86

Balance Sheet

Average
Total trading-related assets (4, 5)	$460,153	$522,304	(12)	$459,278	$519,767	(12)
Total loans and leases	109,473	95,839	14	106,604	97,427	9
Total earning assets (4, 5)	569,517	622,820	(9)	572,701	628,193	(9)
Total assets (4, 5)	750,908	779,060	(4)	730,907	781,949	(7)
Total deposits	118,133	112,565	5	115,097	108,124	6
Allocated equity	38,001	51,245	(26)	40,004	52,182	(23)
Economic capital (6)	27,078	40,705	(33)	29,126	41,582	(30)

				June 30	December 31
Period end				2011	2010

Total trading-related assets (4, 5)				$445,220	$417,714	7
Total loans and leases				114,165	99,964	14
Total earning assets (4, 5)				557,327	514,462	8
Total assets (4, 5)				691,249	655,778	5
Total deposits				123,618	110,971	11

(1)	FTE basis

(2)
Increases in the ratios resulted from higher net income for the three-month period and a decrease in economic capital for both the three- and six-month periods. Economic capital decreased due to lower credit risk and improvements in counterparty credit exposure.

(3)	Return on average economic capital is calculated as net income, excluding cost of funds and earnings credit on intangibles, divided by average economic capital.

(4)	Includes assets which are not considered earning assets (i.e., derivative assets).

(5)	Total earning assets and total assets include asset allocations to match liabilities (i.e., deposits).

(6)	Economic capital represents allocated equity less goodwill and a percentage of intangible assets.

n/m	= not meaningful
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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Net income increased $660 million to $1.6 billion driven by higher investment banking fees and increased sales and trading revenue, while noninterest expense remained relatively flat. Noninterest expense in the current-year period included higher revenue-related compensation and costs related to investments in infrastructure while the prior-year period included the U.K. employer bonus tax of $395 million. Provision benefit decreased $51 million due to lower reserve releases versus prior year.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Net income decreased $445 million to $3.7 billion due to a less favorable trading environment in the first quarter of 2011 compared to last year’s record first quarter and higher noninterest expense driven by increased costs related to investments in infrastructure. The provision for credit losses decreased $387 million to a provision benefit of $284 million driven by stabilization in borrower credit profiles and a legal settlement recovery.
Components of Global Banking & Markets
Sales and Trading Revenue
     Sales and trading revenue is segregated into fixed income including investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), swaps and collateralized debt obligations (CDOs); currencies including interest rate and foreign exchange contracts; commodities including primarily futures, forwards and options; and equity income from equity-linked derivatives and cash equity activity. For additional information on sales and trading revenue, see Note 4 — Derivatives to the Consolidated Financial Statements.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Sales and trading revenue (1)
Fixed income, currencies and commodities	$2,697	$2,230	$6,343	$7,717
Equity income	1,081	882	2,330	2,396

Total sales and trading revenue	$3,778	$3,112	$8,673	$10,113

(1)	Includes $43 million and $98 million of net interest income on a FTE basis for the three and six months ended June 30, 2011 as compared to $76 million and $148 million for the same periods in 2010.
     Sales and trading revenue increased $666 million, or 21 percent, to $3.8 billion for the three months ended June 30, 2011 compared to the same period in 2010. Fixed income, currencies and commodities (FICC) revenue increased $467 million to $2.7 billion for the three months ended June 30, 2011 compared to the same period in 2010 driven by credit and commodities. Equity income was $1.1 billion for the three months ended June 30, 2011 compared to $882 million for the same period in 2010 with the increase due to favorable market conditions, primarily in the equity derivatives business. Sales and trading revenue includes total commissions and brokerage fee revenue of $583 million ($547 million from equities and $36 million from FICC) for the three months ended June 30, 2011 compared to $657 million ($600 million from equities and $57 million from FICC) for the same period in 2010. We recorded DVA gains during the three months ended June 30, 2011 of $121 million compared to gains of $77 million in the same period in 2010.
     Sales and trading revenue decreased $1.4 billion, or 14 percent, to $8.7 billion for the six months ended June 30, 2011 compared to the same period in 2010 due to a less favorable trading environment in the first quarter of 2011. FICC revenue decreased $1.4 billion to $6.3 billion for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to our rates and currencies business and the wind down of our proprietary trading business. Equity income was $2.3 billion for the six months ended June 30, 2011 compared to $2.4 billion for the same period in the prior year with the decrease driven primarily by lower equity derivative trading volumes partially offset by an increase in commission revenue. Sales and trading revenue includes total commissions and brokerage fee revenue of $1.3 billion ($1.2 billion from equities and $75 million from FICC) for the six months ended June 30, 2011 compared to $1.3 billion ($1.2 billion from equities, and $101 million from FICC) for the same period in 2010. We recorded DVA losses during the six months ended June 30, 2011 of $236 million compared to gains of $246 million in the same period in 2010.

     In conjunction with regulatory reform measures and our initiative to optimize our balance sheet, we have exited our proprietary trading business as of June 30, 2011, which involved trading activities in a variety of products, including stocks, bonds, currencies and commodities. Proprietary trading revenue was $231 million and $434 million for the three and six months ended June 30, 2011 compared to $432 million and $888 million in the same periods in 2010. For additional information, see Financial Reform Act – Limitations on Certain Activities on page 62.
Investment Banking Fees
     Product specialists within GBAM provide advisory services, and underwrite and distribute debt and equity issuances and certain other loan products. The table below presents total investment banking fees for GBAM which represents 97 percent of the Corporation’s total investment banking income for both the three and six months ended June 30, 2011 and 99 percent and 98 percent for the same periods in 2010, with the remainder comprised of investment banking income reported in GWIM and Global Commercial Banking.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Investment banking fees
Advisory (1)	$381	$242	$700	$409
Debt issuance	880	773	1,679	1,509
Equity issuance	376	286	769	599

Total investment banking fees	$1,637	$1,301	$3,148	$2,517

(1)	Advisory includes fees on debt and equity advisory services and mergers and acquisitions.
     Investment banking fees increased $336 million for the three months ended June 30, 2011 compared to the same period in the prior year reflecting strong performance across all categories, particularly advisory, equity issuance, leveraged finance and investment-grade. Investment banking fees increased $631 million for the six months ended June 30, 2011 compared to the prior-year period reflecting strong performance across advisory services and debt and equity issuances.
Global Corporate Banking
     Client relationship teams along with product partners work with our customers to provide a wide range of lending-related products and services, integrated working capital management and treasury solutions through the Corporation’s global network of offices. Global Corporate Banking revenues of $1.4 billion and $2.9 billion for the three and six months ended June 30, 2011 remained in line with the same periods in the prior year. Global treasury services revenues of $624 million and $1.2 billion for the three and six months ended June 30, 2011 were consistent with the same periods in the prior year as growth in deposit volumes across all the regions was offset by a challenging rate environment. Global Corporate Banking average deposits increased six percent and eight percent to $110.6 billion and $108.0 billion for the three and six months ended June 30, 2011 compared to the same periods in the prior year resulting from clients continuing to hold excess liquidity due to restrained spending. Global Corporate Banking lending activities continued to show strength as average loan balances increased 17 percent and 12 percent to $92.8 billion and $90.2 billion for the three and six months ended June 30, 2011 compared to the same periods in prior year, primarily from increases in non-U.S. commercial loan and trade finance portfolios.
Collateralized Debt Obligation Exposure
     CDO vehicles hold diversified pools of fixed-income securities and issue multiple tranches of debt securities including commercial paper, and mezzanine and equity securities. Our CDO-related exposure can be divided into funded and unfunded super senior liquidity commitment exposure and other super senior exposure (i.e., cash positions and derivative contracts). For more information on our CDO positions, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. Super senior exposure represents the most senior class of notes that are issued by the CDO vehicles. These financial instruments benefit from the subordination of all other securities issued by the CDO vehicles. In the three and six months ended June 30, 2011, we recorded $3 million of gains and $2 million of losses from our CDO-related exposure compared to $313 million and $605 million of losses for the same periods in 2010.

     At June 30, 2011, our super senior CDO exposure before consideration of insurance, net of write-downs, was $1.1 billion, comprised of $805 million in trading account assets and $283 million in AFS debt securities, compared to $2.0 billion, comprised of $1.3 billion in trading account assets and $675 million in AFS debt securities at December 31, 2010. Of our super senior CDO exposure at June 30, 2011, $569 million was hedged and $518 million was unhedged compared to $772 million hedged and $1.2 billion unhedged at December 31, 2010. Unrealized losses recorded in accumulated OCI on super senior cash positions and retained positions from liquidated CDOs in aggregate decreased $14 million and $365 million during the three and six months ended June 30, 2011 to $101 million primarily due to tightening of RMBS and CMBS spreads and the sale of two ABS CDOs.
     The table below presents our original total notional, mark-to-market receivable and credit valuation adjustment for credit default swaps and other positions with monolines. The receivable for super senior CDOs reflects hedge gains recorded from inception of the contracts in connection with write-downs on super senior CDOs.

Credit Default Swaps with Monoline Financial Guarantors
	June 30, 2011			December 31, 2010
		Other			Other
	Super	Guaranteed		Super	Guaranteed
(Dollars in millions)	Senior CDOs	Positions	Total	Senior CDOs	Positions	Total

Notional	$2,968	$32,656	$35,624	$3,241	$35,183	$38,424
Mark-to-market or guarantor receivable	$2,578	$6,150	$8,728	$2,834	$6,367	$9,201
Credit valuation adjustment	(2,363)	(3,314)	(5,677)	(2,168)	(3,107)	(5,275)

Total	$215	$2,836	$3,051	$666	$3,260	$3,926

Credit valuation adjustment %	92%	54%	65%	77%	49%	57%
(Write-downs) gains	$(314)	$(354)	$(668)	$(386)	$362	$(24)

     Total monoline exposure, net of credit valuation adjustments decreased $875 million driven by terminated monoline contracts when compared to December 31, 2010. The increase in the credit valuation adjustment as a percent of total super senior CDO exposure was driven by reductions in recovery expectations for a monoline counterparty. Total write-downs for the six months ended June 30, 2011 were $668 million which included changes in credit valuation adjustments as well as hedge losses due to breakdowns in correlations.
     With the Merrill Lynch acquisition, we acquired a loan with a carrying value of $3.8 billion as of June 30, 2011 that is collateralized by U.S. super senior ABS CDOs. Merrill Lynch originally provided financing to the borrower for an amount equal to approximately 75 percent of the fair value of the collateral. The loan is recorded in All Other and all scheduled payments on the loan have been received to date. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. Collateral for the loan is excluded from our CDO exposure. The loan matures in September 2023.

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change

Net interest income (1)	$1,571	$1,443	9%	$3,140	$2,907	8%
Noninterest income:
Investment and brokerage services	2,378	2,195	8	4,756	4,303	11
All other income	541	551	(2)	1,086	1,020	6

Total noninterest income	2,919	2,746	6	5,842	5,323	10

Total revenue, net of interest expense	4,490	4,189	7	8,982	8,230	9

Provision for credit losses	72	122	(41)	118	363	(67)
Noninterest expense	3,631	3,269	11	7,230	6,368	14

Income before income taxes	787	798	(1)	1,634	1,499	9
Income tax expense (1)	281	469	(40)	595	731	(19)

Net income	$506	$329	54	$1,039	$768	35

Net interest yield (1)	2.34%	2.42%		2.32%	2.49%
Return on average equity	11.54	7.27		11.80	8.61
Return on average economic capital (2, 3)	29.97	19.10		30.21	22.76
Efficiency ratio (1)	80.88	78.05		80.50	77.37

Balance Sheet

Average
Total loans and leases	$102,200	$98,811	3	$101,529	$98,826	3
Total earning assets	268,968	239,186	12	272,958	235,284	16
Total assets	289,050	259,801	11	293,170	256,510	14
Total deposits	255,219	226,276	13	256,859	223,956	15
Allocated equity	17,574	18,179	(3)	17,755	18,002	(1)
Economic capital (4)	6,868	7,380	(7)	7,038	7,209	(2)

				June 30	December 31
Period end				2011	2010

Total loans and leases				$102,878	$100,724	2
Total earning assets				263,867	275,260	(4)
Total assets				284,294	296,251	(4)
Total deposits				255,580	257,982	(1)

(1)	FTE basis

(2)
Increases in ratios resulted from higher net income and a decrease in economic capital. Economic capital decreased modestly due to improvements in interest rate risk due to changes in portfolio composition.

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
     MLGWM’s advisory business provides a high-touch client experience through a network of more than 16,000 financial advisors focused on clients with over $250,000 in total investable assets. MLGWM provides tailored solutions to meet our clients’ needs through a full set of brokerage, banking and retirement products in both domestic and international locations.
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

     GWIM results also include the BofA Global Capital Management (BACM) business, which is comprised primarily of the cash and liquidity asset management business that was retained following the sale of Columbia Management long-term asset management business in May 2010.
     For the three and six months ended June 30, 2011, revenue from MLGWM was $3.5 billion and $7.0 billion, up 11 percent and 15 percent compared to the same periods in 2010 driven by higher net interest income and higher asset management fees due to market and long-term assets under management (AUM) flows. Revenue from U.S. Trust was $711 million and $1.4 billion, up four percent and six percent compared to the same periods in the prior year driven by higher net interest income and higher asset management fees. Revenue from Retirement Services was $273 million and $545 million, up 12 percent and 13 percent compared to the same periods in the prior year primarily driven by higher investment and brokerage services due to higher market valuations and long-term flows.
     GWIM results include the impact of migrating clients and their related deposit and loan balances to or from Deposits, CRES and the ALM portfolio, as presented in the table below. Current year’s migration includes the additional movement of balances to Merrill Edge, which is in Deposits. Subsequent to the date of the migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

Migration Summary
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Average
Total deposits — GWIM from / (to) Deposits	$(2,087)	$2,016	$(1,704)	$1,472
Total loans — GWIM to CRES and the ALM portfolio	(184)	(1,437)	(93)	(1,254)

Period end
Total deposits — GWIM from / (to) Deposits	$1,310	$(652)	$(2,053)	$2,031
Total loans — GWIM to CRES and the ALM portfolio	(189)	(75)	(189)	(1,430)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Net income increased $177 million, or 54 percent, to $506 million driven by higher net interest income and noninterest income as well as lower credit costs, partially offset by higher noninterest expense. The prior-year period net income included a tax-related charge from the sale of the Columbia Management long-term asset management business. Net interest income increased $128 million, or nine percent, to $1.6 billion driven by a $28.9 billion increase in average deposits and the related effect on interest expense. Noninterest income increased $173 million, or six percent, to $2.9 billion primarily due to higher asset management fees from improved equity market levels and flows into long-term AUM. Brokerage revenue was essentially flat due to slow market activity. Provision for credit losses decreased $50 million to $72 million driven by improving portfolio trends within the home equity portfolio, partially offset by the impact of declines in home prices on the residential mortgage portfolio. Noninterest expense increased $362 million, or 11 percent, to $3.6 billion driven by higher revenue-related expenses, support costs and personnel costs associated with the continued build-out of the business.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Net income increased $271 million, or 35 percent, to $1.0 billion driven by the same factors discussed above. Net interest income increased $233 million, or eight percent, to $3.1 billion driven by the $32.9 billion increase in average deposits partially offset by a lower allocation of income related to ALM activities. Noninterest income increased $519 million, or 10 percent, to $5.8 billion due to higher asset management fees from improved equity market levels and flows into long-term AUM as well as higher brokerage income. The provision for credit losses decreased $245 million to $118 million driven by improving portfolio trends in the home equity and commercial portfolios. The increase in noninterest expense of $862 million was driven by the same factors as described in the three-month discussion above.

Client Balances
     The table below presents client balances which consist of AUM, client brokerage assets, assets in custody, client deposits, and loans and leases. The increase in client balances was driven by inflows into long-term AUM and fee-based brokerage assets as well as higher market levels offset by liquidity outflows from BACM and declines in other brokerage assets.

Client Balances by Type
	June 30	December 31
(Dollars in millions)	2011	2010

Assets under management	$660,928	$630,498
Brokerage assets	1,066,078	1,077,049
Assets in custody	116,499	115,033
Deposits	255,580	257,982
Loans and leases	102,878	100,724

Total client balances	$2,201,963	$2,181,286

All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change

Net interest income (1)	$(167)	$77	n/m	$(74)	$118	n/m
Noninterest income:
Equity investment income	1,139	2,253	(49)%	2,547	2,765	(8)%
Gains on sales of debt securities	831	14	n/m	1,299	662	96
All other income (loss)	62	783	(92)	(780)	905	n/m

Total noninterest income	2,032	3,050	(33)	3,066	4,332	(29)

Total revenue, net of interest expense	1,865	3,127	(40)	2,992	4,450	(33)

Provision for credit losses	1,663	1,246	33	3,462	2,466	40
Merger and restructuring charges	159	508	(69)	361	1,029	(65)
All other noninterest expense	157	605	(74)	1,449	1,814	(20)

Income (loss) before income taxes	(114)	768	n/m	(2,280)	(859)	(165)
Income tax expense (benefit) (1)	102	(355)	n/m	(848)	(1,192)	29

Net income (loss)	$(216)	$1,123	n/m	$(1,432)	$333	n/m

Balance Sheet

Average
Total loans and leases	$258,397	$257,322	-	$258,374	$256,742	1
Total assets (2)	167,364	291,530	(43)	183,289	300,395	(39)
Total deposits	46,684	64,709	(28)	47,642	67,770	(30)
Allocated equity (3)	73,244	29,091	152	67,030	24,475	174

				June 30	December 31
Period end				2011	2010

Total loans and leases				$259,285	$254,516	2
Total assets (2)				209,210	243,099	(14)
Total deposits				42,355	57,424	(26)

(1)	FTE basis

(2)
Includes elimination of segments’ excess asset allocations to match liabilities (i.e., deposits) of $676.7 billion and $672.3 billion for the three and six months ended June 30, 2011 compared to $611.2 billion and $600.1 billion for the same periods in 2010, and $629.6 billion and $647.3 billion at June 30, 2011 and December 31, 2010.

(3)
Represents the risk-based capital assigned to All Other as well as the remaining portion of equity not specifically allocated to the segments. Allocated equity increased due to excess capital not being assigned to the business segments.

     All Other consists of two broad groupings, Equity Investments and Other. Equity Investments includes Global Principal Investments (GPI), Strategic and other investments, and Corporate Investments. In the second quarter of 2011, we sold our investment in BlackRock, previously included in Strategic and other investments. During 2010, we sold the equity investments in Corporate Investments. Other includes liquidating businesses, merger and restructuring charges, ALM functions (i.e., residential mortgage portfolio and investment securities) and related activities (i.e., economic hedges and fair value option on structured liabilities), the impact of certain allocation methodologies and any accounting hedge ineffectiveness. Other includes certain residential mortgage and discontinued real estate loans that are managed by Legacy Asset Servicing within CRES. For additional information on the other activities included in All Other, see Note 26 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     All Other reported a net loss of $216 million compared to net income of $1.1 billion due to lower revenue and higher provision for credit losses. The decrease in revenue was driven by a $1.1 billion decrease in equity investment income (see Equity Investment Activity on page 50) and lower positive fair value adjustments of $214 million on structured liabilities compared to $1.2 billion. Additionally, a $500 million impairment write-down on our merchant services joint venture during the three months ended June 30, 2011 contributed to the decrease in revenue. These were partially offset by an $817 million increase in gains on sales of debt securities. Also, merger and restructuring charges decreased $349 million as integration efforts with the Merrill Lynch acquisition continue to progress as planned.
     Provision for credit losses increased $417 million to $1.7 billion driven primarily by reserve additions to the Countrywide PCI discontinued real estate and residential mortgage portfolios due to the impact of further declines in the home price outlook and higher credit costs related to the non-PCI residential mortgage portfolio driven by the impact of refreshed valuations of underlying collateral.

     Income tax expense was $102 million compared to a benefit of $355 million for the same period in 2010. The current-period expense reflects the residual tax expense after allocation of tax benefits to the segments.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     All Other reported a net loss of $1.4 billion compared to net income of $333 million due to lower revenue and higher provision for credit losses. The decrease in revenue was driven by negative fair value adjustments of $372 million on structured liabilities compared to positive fair value adjustments of $1.4 billion, and a $218 million decrease in equity investment income (see Equity Investment Activity below). These were partially offset by a $637 million increase in gains on sales of debt securities. Also, merger and restructuring charges decreased $668 million.
     Provision for credit losses increased $996 million to $3.5 billion driven by reserve additions to the Countrywide PCI discontinued real estate and residential mortgage portfolios. These increases were partially offset by lower provision for credit losses related to the non-PCI residential mortgage portfolio due to improving delinquencies in early 2011.
     The income tax benefit was $848 million compared to $1.2 billion for the same period in 2010 driven by the factors described above.
Equity Investment Activity
     The tables below present the components of the equity investments in All Other at June 30, 2011 and December 31, 2010, and also a reconciliation to the total consolidated equity investment income for the three and six months ended June 30, 2011 and 2010.

Equity Investments
	June 30	December 31
(Dollars in millions)	2011	2010

Global Principal Investments	$10,805	$11,656
Strategic and other investments	20,190	22,545

Total equity investments included in All Other	$30,995	$34,201

Equity Investment Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Global Principal Investments	$399	$814	$1,764	$1,391
Strategic and other investments	740	1,433	783	1,679
Corporate Investments	–	6	–	(305)

Total equity investment income included in All Other	1,139	2,253	2,547	2,765
Total equity investment income included in the business segments	73	513	140	626

Total consolidated equity investment income	$1,212	$2,766	$2,687	$3,391

     GPI is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. GPI had unfunded equity commitments of $1.1 billion and $1.4 billion at June 30, 2011 and December 31, 2010 related to certain of these investments. During the six months ended June 30, 2011, we recorded a $1.1 billion gain related to an IPO of an equity investment, which occurred in the first quarter of 2011.
     Strategic and other investments is primarily comprised of our investment in CCB of $19.6 billion, which decreased by $176 million from December 31, 2010 due to a decline in the CCB share price. At June 30, 2011, we owned approximately 10 percent, or 25.6 billion common shares of CCB. In the three months ended June 30, 2011, we recorded an $837 million dividend on our investment in CCB compared to a $535 million dividend in the same period in 2010. Also in the three months ended June 30, 2011, we sold our investment in BlackRock, resulting in a $377 million gain and recorded an impairment write-down of $500 million on our merchant services joint venture, Banc of America Merchant Services, LLC. After the recent transfer of the merchant services joint venture to Global Commercial Banking during the first quarter of 2011, the write-down was taken in All Other for management accounting purposes. In the three months ended March 31, 2010, the $2.7 billion Corporate Investments equity securities portfolio, which consisted of highly liquid publicly-traded equity securities, was sold resulting in a loss of $331 million. In the three months ended June 30, 2010, we sold certain strategic investments, resulting in a net gain of $751 million. For additional information on certain Corporate and Strategic Investments, see Note 5 – Securities to the Consolidated Financial Statements.

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
Representations and Warranties
     We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by Government National Mortgage Association (GNMA) in the case of the FHA-insured and U.S. Department of Veterans Affairs-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities), or in the form of whole loans. In connection with these transactions, we or our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, GNMA, whole-loan buyers, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, we would be exposed to any credit loss on the repurchased mortgage loans.
     Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, GNMA, the whole-loan buyer, the securitization trustee, or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor at any time. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs and GNMA do not contain an equivalent requirement.
     For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Recent Events – Private-label Securitization Settlement with the Bank of New York Mellon, Complex Accounting Estimates – Representations and Warranties, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, Item 1A. Risk Factors on page 219 and Item 1A. Risk Factors of the Corporation’s 2010 Annual Report on Form 10-K.
Representations and Warranties Bulk Settlement Actions
     Beginning in the fourth quarter of 2010, we have settled, or entered into agreements to settle, certain bulk representations and warranties claims, and in certain settlements bulk servicing claims, with a trustee, a monoline insurer and with the GSEs. We have contested, and will continue to vigorously contest any request for repurchase when we conclude that a valid basis for repurchase does not exist. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with certain of the above referenced counterparties in lieu of a loan-by-loan review process. We may reach other settlements in the future if opportunities arise on terms determined to be advantageous to us. The following discussion is a summary of the significant settlement actions we have taken beginning in the fourth quarter of 2010 and the related impact on the representations and warranties provision and liability.
Settlement with the Bank of New York Mellon, as Trustee
     On June 28, 2011, we, BAC HLS and certain legacy Countrywide affiliates entered into the BNY Mellon Settlement. The Covered Trusts referenced in the BNY Mellon Settlement had an original principal balance of approximately $424 billion, of which $409 billion was originated between 2004 and 2008, and a total current unpaid principal balance of approximately $220 billion at June 28, 2011, of which $217 billion was originated between 2004 and 2008.
     The BNY Mellon Settlement is supported by the Investor Group. As previously disclosed, in October 2010, BAC HLS received a letter from a law firm on behalf of certain members of the Investor Group alleging a servicer event of default and asserting breaches of certain loan servicing obligations, including an alleged failure to provide notice to the

Trustee and other parties to the pooling and servicing agreements of breaches of representations and warranties with respect to the mortgage loans included in certain of the Covered Trusts. In connection with the BNY Mellon Settlement, we entered into an agreement with the Investor Group, which provides that, among other things, the Investor Group will use reasonable best efforts and cooperate in good faith to effectuate the BNY Mellon Settlement, including obtaining final court approval.
     The BNY Mellon Settlement provides for the Settlement Payment of $8.5 billion to the Trustee for distribution to the Covered Trusts after final court approval of the BNY Mellon Settlement. In addition to the Settlement Payment, we are obligated to pay attorneys’ fees and costs to the Investor Group’s counsel as well as all fees and expenses incurred by the Trustee in connection with the BNY Mellon Settlement, which are currently estimated at $100 million. We are also obligated to pay the Investor Group’s counsel and the Trustees’ fees and expenses related to obtaining final court approval of the BNY Mellon Settlement and certain tax rulings.
     The BNY Mellon Settlement also includes provisions related to specific mortgage servicing standards and other servicing matters, including the transfer of servicing related to certain high-risk loans to qualified subservicers and the benchmarking of loan servicing against defined industry standards regarding default-servicing timelines. For additional information about the servicing matters, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 60.
     The BNY Mellon Settlement does not cover a small number of legacy Countrywide-issued first-lien non-GSE RMBS transactions with loans originated principally between 2004 and 2008, including for example, six legacy Countrywide-issued first-lien non-GSE RMBS transactions in which BNY Mellon is not the trustee. The BNY Mellon Settlement also does not cover legacy Countrywide-issued second-lien securitization transactions in which a monoline insurer or other financial guarantor provides financial guaranty insurance. In addition, because the BNY Mellon Settlement is with the Trustee on behalf of the Covered Trusts and releases rights under the governing agreements for the Covered Trusts, the BNY Mellon Settlement does not release investors’ securities law or fraud claims based upon disclosures made in connection with their decision to purchase, sell, or hold securities issued by the Covered Trusts. To date, various investors, including certain members of the Investor Group, are pursuing securities law or fraud claims related to one or more of the Covered Trusts. We are not able to determine whether any additional securities law or fraud claims will be made by investors in the Covered Trusts. For those Covered Trusts where a monoline insurer or other financial guarantor has an independent right to assert repurchase claims directly, the BNY Mellon Settlement does not release such insurer’s or guarantor’s repurchase claims.
     The BNY Mellon Settlement is subject to final court approval and other conditions. The Trustee has determined that the BNY Mellon Settlement is in the best interests of the Covered Trusts and is seeking the necessary court approval of the BNY Mellon Settlement by commencing a judicial proceeding in New York State court requesting that the court approve the BNY Mellon Settlement as to all the Covered Trusts (the Article 77 Proceeding). The court has signed an order providing that notice of the settlement terms be provided to certificateholders and noteholders in the Covered Trusts. Under the court’s order, certificateholders and noteholders in the Covered Trusts have the opportunity to file objections until August 30, 2011 and responses to those objections and statements in support of the BNY Mellon Settlement until October 31, 2011. The Investor Group has filed, and the court has granted, a petition to intervene as a party in the Article 77 Proceeding so that it may support the BNY Mellon Settlement. The court is scheduled to hold a hearing on the Trustee’s request for entry of an order approving the BNY Mellon Settlement on November 17, 2011.
     Given the number of Covered Trusts, the number of investors in those Covered Trusts and the complexity of the BNY Mellon Settlement, it is not possible to predict how many investors will seek to intervene in the court proceeding, how many of those and other investors may ultimately object to the BNY Mellon Settlement, or the timing or ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. Several alleged investors outside the Investor Group have filed, and the court has granted, petitions to intervene as parties in the pending court proceeding. Certain of these intervenors have stated that they intend to object to the BNY Mellon Settlement, while others have said that they need more information in order to determine whether to object, and indicated that they therefore intend to seek discovery. In addition, it is possible that a substantial number of additional investors outside the Investor Group will also seek to intervene as parties, and some intervenors and other investors may object to the BNY Mellon Settlement. The resolutions of the objections of intervenors and/or other investors who object may delay or ultimately prevent receipt of final court approval. If final court approval is not obtained by December 31, 2015, we and legacy Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if Covered Trusts representing unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, we and legacy Countrywide have the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement.

     In addition to final court approval, the BNY Mellon Settlement is conditioned on receipt of private letter rulings from the IRS as well as receipt of legal opinions under California and New York state tax laws and regulations. While there can be no assurance that such rulings or opinions will be obtained, we currently anticipate that the process related to these conditions will be completed during the period prior to final court approval.
     There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if we and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described under Experience with Investors Other than Government-sponsored Enterprises on page 57. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors on page 219.
Settlement with Assured Guaranty
     On April 14, 2011, we, including certain legacy Countrywide affiliates, entered into an agreement with Assured Guaranty, to resolve all of this monoline insurer’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 29 first- and second-lien RMBS trusts where Assured Guaranty provided financial guarantee insurance (the Assured Guaranty Settlement). The agreement also resolves historical loan servicing issues and other potential liabilities with respect to these trusts. The agreement covers 21 first-lien RMBS trusts and eight second-lien RMBS trusts, which had an original principal balance of approximately $35.8 billion and total unpaid principal balance of approximately $20.2 billion as of April 14, 2011. The agreement includes cash payments totaling approximately $1.1 billion to Assured Guaranty, as well as a loss-sharing reinsurance arrangement that has an expected value of approximately $470 million, and other terms, including termination of certain derivative contracts. The cash payments consist of $850 million paid on April 14, 2011, $57 million paid on June 30, 2011 and the remainder payable in three equal installments at the end of each quarter through March 31, 2012. The total cost recognized for the Assured Guaranty Settlement as of June 30, 2011 was approximately $1.6 billion. As a result of this agreement, we consolidated $5.2 billion in consumer loans and the related trust debt on our Consolidated Balance Sheet as of June 30, 2011 due to the establishment of reinsurance contracts at the time of the Assured Guaranty Settlement. For additional information, see Consumer Credit Risk – Consumer Loans Accounted for Under the Fair Value Option on page 90.
Government-sponsored Enterprises Agreements
     On December 31, 2010, we reached separate agreements with each of the GSEs under which we paid $2.8 billion to resolve repurchase claims involving certain first-lien residential mortgage loans sold to the GSEs by entities related to legacy Countrywide (the GSE Agreements). The agreement with FHLMC extinguished all outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FHLMC through 2008, subject to certain exceptions. The agreement with FNMA substantially resolved the existing pipeline of repurchase and make-whole claims outstanding as of September 20, 2010 arising out of alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FNMA. For additional information about these agreements, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, and Item 1A. Risk Factors of the Corporation’s 2010 Annual Report on Form 10-K.
Unresolved Claims Status
     At June 30, 2011, our total unresolved repurchase claims were approximately $11.6 billion compared to $10.7 billion at December 31, 2010. These repurchase claims include $1.7 billion in demands from investors in the Covered Trusts received in the third quarter of 2010 but otherwise do not include any repurchase claims related to the Covered Trusts. The increase in unresolved claims is primarily attributable to an increase in new claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, in addition to an increase in the volume of claims appealed by us and awaiting review and response from one GSE. This increase in unresolved claims was partially offset by resolution of certain monoline claims through the Assured Guaranty Settlement discussed above.

Representations and Warranties Liability
     The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income (loss). The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, as we believe appropriate. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.
     At June 30, 2011 and December 31, 2010, the liability was $17.8 billion and $5.4 billion. For the three and six months ended June 30, 2011, the provision for representations and warranties and corporate guarantees was $14.0 billion and $15.1 billion compared to $1.2 billion and $1.8 billion for the same periods in 2010. Of the $14.0 billion provision recorded in the three months ended June 30, 2011, $8.6 billion was attributable to the BNY Mellon Settlement and $5.4 billion was attributable to other non-GSE exposures, and to a lesser extent, GSE exposures. The BNY Mellon Settlement led to the determination that we now have sufficient experience to record a liability related to our exposure on certain other private-label securitizations. This determination, combined with changes in our experience with the behavior of certain counterparties, including the GSEs, in the first six months of 2011, was the driver of this additional provision. A significant factor in the estimate of the liability for losses is the repurchase rate, which increased in both the three and six months ended June 30, 2011.
     Our liability at June 30, 2011 for obligations under representations and warranties given to the GSEs considers, among other things, higher estimated repurchase rates based on recent higher than expected claims, including claims on loans that defaulted more than 18 months ago and on loans where the borrower has made a significant number of payments (e.g., at least 25 payments), in each case in numbers that were not expected based on historical claims during the three and six months ended June 30, 2011. It also considers the GSE Agreements and their expected impact on the repurchase rates on future repurchase claims we might receive on loans that have defaulted or that we estimate will default.
Estimated Range of Possible Loss
Government-sponsored Enterprises
     Our estimated liability for obligations under representations and warranties with respect to the GSEs is necessarily dependent on, and limited by, our historical claims experience with the GSEs and may materially change in the future based on factors outside our control. We believe our predictive repurchase models, utilizing our historical repurchase experience with the GSEs while considering current developments, including the GSE Agreements and recent GSE behavior, projections of future defaults as well as certain other assumptions regarding economic conditions, home prices and other matters, allow us to reasonably estimate the liability for obligations under representations and warranties on loans sold to the GSEs and our estimate of the liability for these obligations has been accounted for in the recorded liability for representations and warranties for these loans. However, future provisions associated with obligations under representations and warranties made to the GSEs may be materially impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters, including the repurchase behavior of the GSEs and the estimated repurchase rates. While we have an established history of working with the GSEs on repurchase claims, our experience with them continues to evolve and impact our estimated repurchase rates and liability. In addition, the recent FNMA announcement regarding mortgage insurance rescissions, cancellations and claim denials could result in increased repurchase requests from FNMA that exceed the repurchase requests contemplated by our estimated liability.
     We are not able to anticipate changes in the behavior of the GSEs from our past experiences. Therefore, it is not possible to reasonably estimate a possible loss or range of possible loss with respect to any such potential impact in excess of current accruals on future GSE provisions if the behavior of the GSEs changes from past experience. See Complex Accounting Estimates – Representations and Warranties on page 123 for information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties.

Non-Government-sponsored Enterprises
     As discussed on page 51, the population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally in the 2004 through 2008 vintage. For the remainder of the population of private-label securitizations, although we believe it is probable that other claimants may come forward with claims that meet the requirements of the terms of the securitizations, we have experienced limited activity that has met the standards required. We believe that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in the three and six months ended June 30, 2011, have provided for a substantial portion of our non-GSE repurchase claims. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, as discussed below, we have not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole loan and other private-label securitization exposures. We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2011 could be up to $5 billion over existing accruals. This estimate of the range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including the assumption that the conditions to the BNY Mellon Settlement are satisfied and those set forth below, that are subject to change.
     The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including our experience related to actual defaults, estimated future defaults and historical loss experience. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on our belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. We believe the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the comparable agreements with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities.
     The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss was updated in the second quarter of 2011 to consider the implied repurchase experience based on the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement are satisfied. It also considers our assumptions regarding economic conditions, including estimated second quarter 2011 home prices. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, we adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization. Although we continue to believe that presentation thresholds, as described above, are a factor in the determination of probable loss, given the BNY Mellon Settlement, the upper end of the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.
     Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from our assumptions in our predictive models, including, without limitation, those regarding ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and this estimated range of possible loss. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant loan-level experience to measure the impact of these differences on the probability that a loan will be required to be repurchased.
     The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, nor do they include any separate foreclosure costs and related costs and assessments or any possible losses related to potential claims for breaches of performance of servicing obligations, potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements), fraud or other claims against us; however, such loss could be material.
Government-sponsored Enterprises Experience
     Our current repurchase claims experience with the GSEs is predominantly concentrated in the 2004 through 2008 origination vintages where we believe that our exposure to representations and warranties liability is most significant. Our repurchase claims experience related to loans originated prior to 2004 has not been significant and we believe that the changes made to our operations and underwriting policies have reduced our exposure related to loans originated after 2008. The cumulative repurchase claims for 2007 originations exceed all other vintages as the volume of loans originated in 2007 was significantly higher than any other vintage which, together with the high delinquency level in this vintage, contributes to the high level of repurchase claims compared to the other vintages.
     Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of June 30, 2011, 11 percent of the loans in these vintages have defaulted or are 180 days or more past due (severely delinquent). At least 25 payments have been made on approximately 61 percent of severely delinquent or defaulted loans. Through June 30, 2011, we have received $27.7 billion in repurchase claims associated with these vintages, representing approximately two percent of the loans sold to the GSEs in these vintages. Including the agreement reached with FNMA on December 31, 2010, we have resolved $22.0 billion of these claims with a net loss experience of approximately 30 percent. The claims resolved and the loss rate do not include $839 million in claims extinguished as a result of the agreement with FHLMC due to the global nature of the agreement and, specifically, the absence of a formal apportionment of the agreement amount between current and future claims. Our collateral loss severity rate on approved repurchases has averaged approximately 45 to 55 percent.

     Table 14 highlights our experience with the GSEs related to loans originated from 2004 through 2008.
  Table 14

Overview of GSE Balances – 2004-2008 Originations
	Legacy Originator
				Percent of
(Dollars in billions)	Countrywide	Other	Total	total

Original funded balance	$846	$272	$1,118
Principal payments	(431)	(144)	(575)
Defaults	(43)	(6)	(49)

Total outstanding balance at June 30, 2011	$372	$122	$494

Outstanding principal balance 180 days or more past due (severely delinquent)	$58	$13	$71
Defaults plus severely delinquent	101	19	120

Payments made by borrower:
Less than 13			$15	13%
13-24			31	26
25-36			35	29
More than 36			39	32

Total payments made by borrower			$120	100%

Outstanding GSE pipeline of representations and warranties claims (all vintages)
As of December 31, 2010			$2.8
As of June 30, 2011			5.1
Cumulative GSE representations and warranties losses (2004-2008 vintages)			$7.8

     We have an established history of working with the GSEs on repurchase claims. However, the behavior of the GSEs continues to evolve. Notably in recent periods, we have been experiencing elevated levels of new claims, including claims on default vintages and loans in which borrowers have made a significant number of payments (e.g., at least 25 payments), in each case, in numbers that were not expected based on historical experience. Additionally, the criteria by which the GSEs are ultimately willing to resolve claims have become more rigid over time.
     FNMA recently issued an announcement requiring servicers to report, effective October 1, 2011, all mortgage insurance rescissions, cancellations and claim denials with respect to loans sold to FNMA. The announcement also confirmed FNMA’s position that a mortgage insurance company’s issuance of a rescission, cancellation notice or claim denial constitutes a breach of the lender’s representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA’s loss even if the lender is contesting the mortgage insurer’s rescission cancellation or claim denial. Through June 30, 2012, lenders have 90 days to appeal FNMA’s repurchase request and 30 days (or such other time frame specified by FNMA) to appeal after that date. To be successful in its appeal, a lender must provide documentation confirming reinstatement or continuation of coverage according to the FNMA announcement. This announcement could result in more repurchase requests from FNMA than the assumptions in our estimated liability contemplate. We also expect that in many cases (particularly in the context of litigation), we will not be able to resolve rescissions, cancellations or claim denials with the mortgage insurance companies before the expiration of the appeal period allowed by FNMA and, as a result, our representations and warranties liability may increase.
Experience with Investors Other than Government-sponsored Enterprises
     In prior years, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. As detailed in Table 15, legacy companies and certain subsidiaries sold loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs, of which approximately $495 billion in principal has been paid and $229 billion has defaulted or are severely delinquent at June 30, 2011.
     As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable). We believe that the longer a loan performs, the less likely it is that an alleged representations and warranties breach had a material impact on the loan’s performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label securitization investors is a combination of loans that have already defaulted and those that are currently severely delinquent. Additionally, the obligation to repurchase loans also requires that counterparties have the contractual right to demand repurchase of the loans (presentation thresholds). While we believe the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the comparable agreements with the GSEs and GNMA, the agreements generally include a representation that underwriting practices were prudent and customary.

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
     Table 15 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at June 30, 2011. As shown in Table 15, at least 25 payments have been made on approximately 61 percent of the defaulted and severely delinquent loans. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of June 30, 2011, approximately 24 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement.

Table 15
Overview of Non-Agency Securitization and Whole Loan Balances
(Dollars in billions)	Principal Balance					Defaulted or Severely Delinquent
			Outstanding
		Outstanding	Principal		Defaulted	Borrower Made	Borrower Made	Borrower Made	Borrower Made
	Original	Principal Balance	Balance 180 Days	Defaulted	or Severely	less than 13	13 to 24	25 to 36	more than 36
By Entity	Principal Balance	June 30, 2011	or More Past Due	Principal Balance	Delinquent	Payments	Payments	Payments	Payments

Bank of America	$100	$31	$5	$3	$8	$1	$2	$2	$3
Countrywide (1)	716	271	87	90	177	24	45	47	61
Merrill Lynch	65	20	6	11	17	3	4	3	7
First Franklin	82	22	7	20	27	4	6	5	12

Total (2, 3, 4)	$963	$344	$105	$124	$229	$32	$57	$57	$83

By Product

Prime	$302	$111	$17	$13	$30	$2	$6	$8	$14
Alt-A	172	76	21	25	46	7	12	12	15
Pay option	150	61	30	24	54	5	14	16	19
Subprime	245	78	36	46	82	16	19	17	30
Home equity	88	16	-	16	16	2	5	4	5
Other	6	2	1	-	1	-	1	-	-

Total	$963	$344	$105	$124	$229	$32	$57	$57	$83

(1)	$409 billion of original principal balance is included in the BNY Mellon Settlement.

(2)	Includes $185 billion of original principal balance related to transactions with monoline participation.

(3)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representation or warranties were made.

(4)	Includes exposures on third-party sponsored transactions related to legacy entity originations.
Monoline Insurers
     Legacy companies have sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 15, including $103.9 billion of first-lien mortgages and $80.6 billion of second-lien mortgages. Of these balances, $46.0 billion of the first-lien mortgages and $49.5 billion of the second-lien mortgages have been paid in full and $33.2 billion of the first-lien mortgages and $16.2 billion of the second-lien mortgages have defaulted or are severely delinquent at June 30, 2011. At least 25 payments have been made on approximately 57 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines typically insured one or more securities. Through June 30, 2011, we have received $6.5 billion of representations and warranties claims related to the monoline-insured transactions. Of these repurchase claims, $2.0 billion were resolved through the Assured Guaranty Settlement, $829 million were resolved through repurchase or indemnification with losses of $727 million and $125 million were rescinded by the investor or paid in full. The majority of these resolved claims related to second-lien mortgages.

Unresolved Monoline Repurchase Claims
     At June 30, 2011, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $3.5 billion, including $3.0 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $547 million that are in the process of review. At June 30, 2011, the unpaid principal balance of loans for which the monolines had requested loan files for review but for which no repurchase claim had been received was $6.1 billion, excluding loans that had been paid in full and file requests for loans included in the trusts settled with Assured Guaranty. There will likely be additional requests for loan files in the future leading to repurchase claims.
     We have had limited experience with the monoline insurers, other than Assured Guaranty, in the repurchase process as each of these monoline insurers has instituted litigation against legacy Countrywide and/or Bank of America, which limits our ability to enter into constructive dialogue with these monolines to resolve the open claims. It is not possible at this time to reasonably estimate probable future repurchase obligations with respect to those monolines with whom we have limited repurchase experience and, therefore, no representations and warranties liability has been recorded in connection with these monolines, other than a liability for repurchase claims where we have determined that there are valid loan defects. Our estimated range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2011 includes possible losses related to these monoline insurers.
Whole Loans and Private-label Securitizations
     Legacy entities, and to a lesser extent Bank of America, sold whole loans to investors, and the majority of the sales were executed through private-label securitizations, including third-party sponsored transactions. The loans sold with total principal balance of $778.2 billion, included in Table 15, were originated between 2004 and 2008, of which $399.2 billion have been paid in full and $179.7 billion are defaulted or severely delinquent at June 30, 2011. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 62 percent of the defaulted and severely delinquent loans. We have received approximately $8.4 billion of representations and warranties claims from whole-loan investors and private-label securitization investors related to these vintages, including $5.9 billion from whole-loan investors, $819 million from one private-label securitization counterparty which were submitted prior to 2008 and $1.7 billion in claims from private-label securitization investors in the Covered Trusts received in the third quarter of 2010.
     We have resolved $5.6 billion of the claims received from whole-loan investors and private-label securitization investors with losses of $1.2 billion. Approximately $2.4 billion of these claims were resolved through repurchase or indemnification and $3.2 billion were rescinded by the investor. Claims outstanding related to these vintages totaled $2.8 billion at June 30, 2011, substantially all of which we have reviewed and declined to repurchase based on an assessment of whether a material breach exists.
     The majority of the claims that we have received outside of the GSEs and monolines are from third-party whole-loan investors. Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement led to the determination that we have sufficient experience to record a liability related to our exposure on certain other private-label securitizations as of June 30, 2011. However, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to certain private-label securitizations sponsored by third parties whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Our estimated range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2011 includes possible losses related to these whole loan sales and private-label securitizations sponsored by third-party whole-loan investors.
     Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims does not mean that we believe these claims have satisfied the contractual thresholds required for these investors to direct the securitization trustee to take action or that these claims are otherwise procedurally or substantively valid. One of these claimants has filed litigation against us relating to certain of these claims; the claims in this litigation would be extinguished if there is final court approval of the BNY Mellon Settlement. Additionally, certain private-label securitizations are insured by the monoline insurers, which are not reflected in these amounts regarding whole loan sales and private-label securitizations.

Other Mortgage-related Matters
Servicing Matters and Foreclosure Processes
     We service a large portion of the loans we or our subsidiaries have securitized and also service loans on behalf of third-party securitization vehicles and other investors. Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically has the right to demand that the servicer repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans even if the servicer was not the seller. The GSEs also reserve the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, our agreements with the GSEs and their first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary. In addition, many non-agency RMBS and whole-loan servicing agreements require the servicer to indemnify the trustee or other investor for or against failures by the servicer to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer’s duties.
     In October 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding (judicial states) and stopped foreclosure sales in all states in order to complete an assessment of related business processes. We have resumed foreclosure sales in all non-judicial states; however, while we have recently resumed foreclosure proceedings in nearly all judicial states, our progress on foreclosure sales in judicial states has been significantly slower than in non-judicial states. We have also not yet resumed foreclosure sales for certain types of customers, including those in bankruptcy and those with FHA-insured loans, although we have resumed foreclosure proceedings with respect to these types of customers. The implementation of changes in procedures and controls, including loss mitigation procedures related to our ability to recover on FHA insurance-related claims, as well as governmental, regulatory and judicial actions, may result in continuing delays in foreclosure proceedings and foreclosure sales, as well as creating obstacles to the collection of certain fees and expenses, in both judicial and non-judicial foreclosures.
     On April 13, 2011, we entered into a consent order with the Federal Reserve and BANA entered into a consent order with the Office of the Comptroller of the Currency (OCC) to address the regulators’ concerns about residential mortgage servicing practices and foreclosure processes. Also, on this date, the other 13 largest mortgage servicers in the U.S. separately entered into consent orders with their respective federal bank regulators related to residential mortgage servicing practices and foreclosure processes. The orders resulted from an interagency horizontal review conducted by federal bank regulators of major residential mortgage servicers. While federal bank regulators found that loans foreclosed upon had been generally considered for other alternatives (such as loan modifications), were seriously delinquent, and that servicers could support their standing to foreclose, several areas for process improvement requiring timely and comprehensive remediation across the industry were also identified. We identified most of these areas for process improvement after our own review in late 2010 and continue to make significant progress in these areas. The federal bank regulator consent orders with the mortgage servicers do not assess civil monetary penalties. However, the consent orders do not preclude the assertion of civil monetary penalties and a federal bank regulator has stated publicly that it believes monetary penalties are appropriate.
     The consent order with the OCC requires servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes, adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the consent order required that servicers retain an independent consultant, approved by the OCC, in order to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred, between January 1, 2009 and December 31, 2010 and submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review. The OCC accepted the independent consultant that we retained to conduct the foreclosure review. Additionally, we have submitted an action plan to the OCC which will undergo a period of review by the OCC. The OCC may require changes to the action plan, and may consider the ongoing negotiations with the DOJ and other federal and state authorities regarding foreclosure and servicing practices discussed below in its review of our action plan.
     In addition, law enforcement authorities in all 50 states and the DOJ and other federal agencies continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers, including us. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to mortgage loan modification and loss mitigation practices, including compliance with HUD requirements related to FHA-insured loans. We continue to cooperate with these investigations and are dedicating significant resources to address these issues. We and the other largest mortgage servicers continue to engage in ongoing negotiations regarding these matters with law enforcement authorities and federal agencies. The negotiations continue to focus on the amount of any settlement payment and settlement terms, including principal forgiveness, servicing standards, enforcement mechanisms and releases. Although we cannot be certain as to the ultimate outcome that may result from these negotiations or the timing of such outcome, the parties continue to make progress toward achieving a resolution of these matters.
     We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current servicing and foreclosure activities. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny has the potential to subject us to inquiries or investigations that could significantly adversely affect our reputation. Such investigations by state and federal authorities, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in material fines, penalties, equitable remedies, additional default servicing requirements and process changes, or other enforcement actions, and could result in significant legal costs in responding to governmental investigations and additional litigation.
     In the three and six months ended June 30, 2011, we incurred $716 million and $1.6 billion of mortgage-related assessments and waivers costs which included $485 million and $1.0 billion for compensatory fees that we expect to be assessed by the GSEs as a result of foreclosure delays with the remainder being out-of-pocket costs that we do not expect to recover because of foreclosure delays. We incurred $230 million in the fourth quarter of 2010. We expect that these costs will remain elevated as additional loans are delayed in the foreclosure process and as the GSEs assert more aggressive criteria. We also expect that additional costs related to resources necessary to perform the foreclosure process assessment, to revise affidavit filings and to implement other operational changes will continue for at least the remainder of 2011. This will likely result in continued higher noninterest expense, including higher default servicing costs and legal expenses, in CRES and has impacted and may continue to impact the value of our MSRs related to these serviced loans. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. In addition, required process changes, including those required under the consent orders with federal bank regulators, are likely to result in further increases in our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties.
     An increase in the time to complete foreclosure sales also may increase the number of severely delinquent loans in our mortgage servicing portfolio, result in increasing levels of consumer nonperforming loans and could have a dampening effect on net interest margin as nonperforming assets increase. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our continued process enhancements, including those required under the OCC and federal bank regulator consent orders and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.
Private-label Securitization Settlement – Servicing Matters
     In connection with the BNY Mellon Settlement, BAC HLS has agreed to implement certain servicing changes. On a schedule that began with the signing of the BNY Mellon Settlement, BAC HLS agreed to transfer the servicing related to certain high-risk loans to qualified subservicers. In addition, upon final court approval of the BNY Mellon Settlement, BAC HLS has agreed to the benchmarking of loans not in subservicing arrangements against defined industry standards regarding default-servicing timelines. The transfer of loans to subservicers will reduce the servicing fees payable to BAC HLS in the future. Upon final court approval, failure to meet the established benchmarking standards for loans not in subservicing arrangements can trigger the payment of agreed-upon fees. BAC HLS’s obligations with respect to these servicing changes will terminate if final court approval is not obtained.
     The Trustee and BAC HLS have also agreed to clarify and conform certain servicing standards related to loss mitigation. In particular, the BNY Mellon Settlement would clarify that it is permissible to apply the same loss-mitigation strategies to the Covered Trusts as are applied to BAC HLS affiliates’ held-for-investment (HFI) portfolios. This provision of the agreement is effective immediately and is not conditioned on final court approval.
     We and legacy Countrywide also have agreed to work to resolve with the Trustee certain note and mortgage documentation issues related to the enforceability of mortgages in foreclosure (e.g., title policy and mortgage recordation issues). If certain documentation issues remain outstanding when a loan reaches foreclosure, we and/or legacy Countrywide is obligated to reimburse the related Covered Trust for any loss if BAC HLS is unable to foreclose on the mortgage and the Covered Trust is not made whole by a title policy because of documentation exceptions. This agreement will terminate if final court approval of the BNY Mellon Settlement is not obtained, although we could still have exposure under the pooling and servicing agreements related to the mortgages in the Covered Trusts for such documentation issues.

     Certain servicing and documentation obligations began upon signing of the BNY Mellon Settlement agreement, while others, including potential payment of servicing-related fees, are conditioned on final court approval of the BNY Mellon Settlement. We estimate that the costs associated with additional servicing obligations under the BNY Mellon Settlement contributed $400 million to the second quarter 2011 valuation charge related to the MSR asset. The additional servicing actions are consistent with the consent orders with the OCC and the Federal Reserve.
Regulatory Matters
     For additional information regarding significant regulatory matters including Regulation E and the CARD Act, refer to Item 1A. Risk Factors, as well as Regulatory Matters on page 56 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Financial Reform Act
     The Financial Reform Act, which was signed into law on July 21, 2010, enacts sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues. Many aspects of the Financial Reform Act remain subject to final rulemaking and will take effect over several years, making it difficult to anticipate the precise impact on the Corporation, our customers or the financial services industry.
Debit Interchange Fees
     On June 29, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment effective on October 1, 2011 which, among other things, establishes a regulatory cap for many types of debit interchange transactions to equal no more than 21 cents plus five bps of the value of the transaction. Furthermore, the Federal Reserve adopted an interim rule to allow a debit card issuer to recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements promulgated by the Federal Reserve, with which we intend to comply. The Federal Reserve also approved rules governing routing and exclusivity, requiring issuers to offer two unaffiliated networks for routing debit transactions on each debit or prepaid product, which are effective April 1, 2012. For additional information, see Global Card Services on page 33.
Limitations on Certain Activities
     We anticipate that the final regulations associated with the Financial Reform Act will include limitations on proprietary trading as well as the sponsorship or investment in hedge funds and private equity funds (the Volcker Rule), as will be defined by various regulators. The implementing regulations for the Volcker Rule will include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities which have not yet been finalized. The final regulations are required to be in place by October 21, 2011, and the Volcker Rule becomes effective twelve months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into conformance. In response to these developments, GBAM has exited its proprietary trading business as of June 30, 2011.
     The ultimate impact of the Volcker Rule’s prohibition on proprietary trading and the sponsorship or investment in hedge funds and private equity funds continues to remain uncertain, including any additional significant operational and compliance costs we may incur. For additional information about our proprietary trading business, see GBAM on page 42.
Derivatives
     The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital margins, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain over-the-counter (OTC) derivatives. Although the Financial Reform Act required regulators to promulgate the rulemakings necessary to implement these regulations by July 16, 2011, the regulators have indicated that the rulemaking process will continue through at least the end of 2011. Further, the regulators have granted temporary relief from certain requirements that would have taken effect on July 16, 2011 absent any rulemaking. This temporary relief is effective until final rules relevant to each requirement become effective, or in the case of the Commodity Futures Trading Commission (CFTC), until the earlier of the effective date of relevant final rules or December 31, 2011. The ultimate impact of these derivatives regulations and the time it will take to comply continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses, thereby negatively impacting our revenues and results of operations.
FDIC Deposit Insurance Assessments
     On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act, which became effective on April 1, 2011. The new regulation was reflected in the June 30, 2011 FDIC fund balance and will be reflected in the invoices for payments due September 30, 2011. Among other things, the final rule changed the assessment base for insured depository institutions from adjusted domestic deposits to average consolidated total assets during an assessment period, less average tangible equity capital during that assessment period. Additionally, the FDIC has broad discretionary authority to increase assessments on large and highly complex institutions on a case by case basis. Any future increases in required deposit insurance premiums or other bank industry fees could have an adverse impact on our financial condition and results of operations.
Credit Risk Retention
     On March 29, 2011, numerous federal regulators jointly issued a proposed rule regarding credit risk retention that would, among other things, require retention by sponsors of at least five percent of the credit risk of the assets underlying certain ABS and MBS securitizations and would limit the ability to transfer or hedge that credit risk. The proposed rule as currently written would likely have an adverse impact on our ability to engage in many types of the MBS and ABS securitizations conducted in CRES, GBAM and other business segments, impose additional operational and compliance costs on us, and negatively influence the value, liquidity and transferability of ABS or MBS, loans and other assets. However, it remains unclear what requirements will be included in the final rule and what the ultimate impact of the final rule will be on our CRES, GBAM and other business segments or on our consolidated results of operations.
The Consumer Financial Protection Bureau
     The activities of the Corporation, as a consumer lender, are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice, Electronic Funds Transfer and CARD acts, as well as various state laws. These statutes impose requirements on consumer loan origination and collection practices. The Financial Reform Act created the CFPB to supervise, enforce and write all federal consumer financial protection rules. On July 21, 2011, the CFPB assumed its authorities to supervise and enforce existing consumer financial protection rules. Once a Director of the CFPB assumes that position, the full authority to write new consumer financial protection rules will be vested in the CFPB.
Certain Other Provisions
     The Financial Reform Act also provides for a new resolution process administered by the FDIC to unwind large systemically important financial companies; expands the role of state regulators in enforcing consumer protection requirements over banks; includes new minimum leverage and risk-based capital requirements for large financial institutions; and disqualifies trust preferred securities and other hybrid capital securities from Tier 1 capital. Many of the provisions under the Financial Reform Act have begun to be phased in or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.
     The Financial Reform Act will continue to have a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions, as well as reductions to available capital. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. For information on the impact of the Financial Reform Act on our credit ratings, see Liquidity Risk on page 69.
U.K. Bank Levy
     The U.K. government bank levy legislation was enacted on July 19, 2011. The rate on banks operating in the U.K. has been set at 7.5 bps for short-term liabilities and 3.75 bps for long-term liabilities for 2011 and will increase to 7.8 bps for short-term liabilities and 3.9 bps for long-term liabilities beginning in 2012. Based on current estimates, the cost of the bank levy is expected to be approximately $95 million annually beginning this year, and is non-deductible for U.K. tax purposes.

Managing Risk
Overview
     Risk is inherent in every activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risk. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings. Our risk management infrastructure is continually evolving to meet the heightened challenges posed by the increased complexity of the financial services industry and markets, by our increased size and global footprint, and by the 2008 financial crisis. We have a defined risk framework and risk appetite which is approved annually by the Corporation’s Board of Directors (the Board).
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
Strategic Risk Management
     Strategic risk is embedded in every line of business and is one of the major risk categories along with credit, market, liquidity, compliance and operational risks. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and/or other inherent risks of the business including reputational and operational risk. In the financial services industry, strategic risk is elevated due to changing customer, competitive and regulatory environments. Our appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully considered in the context of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the Chief Executive Officer and executive management team. Significant strategic actions, such as material acquisitions or capital actions, are reviewed and approved by the Board.
     For more information on our Strategic Risk Management activities, refer to pages 62 and 63 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Capital Management
     Bank of America manages its capital position to maintain a strong and flexible financial condition in order to perform through changing economic cycles, take advantage of organic growth opportunities, maintain ready access to financial markets, remain a source of financial strength for our subsidiaries, and return capital to our shareholders as appropriate.
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
Regulatory Capital
     As a financial services holding company, we are subject to the risk-based capital guidelines (Basel I) issued by the banking agencies. At June 30, 2011, we operated banking activities primarily under two charters: BANA and FIA Card Services, N.A. Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.
     Certain corporate-sponsored trust companies which issue trust preferred capital debt securities (Trust Securities) are not consolidated. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits. As a result, the Corporation includes Trust Securities in Tier 1 capital. The Financial Reform Act includes a provision under which the Corporation’s previously issued and outstanding Trust Securities in the aggregate amount of $20.0 billion (approximately 143 bps of Tier 1 capital) at June 30, 2011 will no longer qualify as Tier 1 capital effective January 1, 2013. This amount excludes $1.6 billion of hybrid Trust Securities that are expected to be converted to preferred stock prior to the date of implementation. The exclusion of Trust Securities from Tier 1 capital will be phased in incrementally over a three-year phase-in period. The treatment of Trust Securities during the phase-in period remains unclear and is subject to future rulemaking.
     For additional information on these and other regulatory requirements, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Capital Composition and Ratios
     Tier 1 common capital decreased $10.5 billion to $114.7 billion at June 30, 2011 compared to December 31, 2010. The decrease was driven by the second quarter losses and an increase in deferred tax assets disallowed for regulatory capital reporting purposes. The $7.9 billion increase in the deferred tax asset disallowance was due to the expiration of the longer look-forward period granted by the regulators at the time of the Merrill Lynch acquisition and the second quarter pre-tax loss. Tier 1 capital and Total capital decreased by $10.5 billion and $11.6 billion at June 30, 2011 compared to December 31, 2010.
     Risk-weighted assets declined by $63.2 billion to $1,393 billion at June 30, 2011. The risk-weighted asset reduction is consistent with our continued efforts to reduce non-core assets and legacy loan portfolios. The Tier 1 common capital ratio decreased 37 bps to 8.23 percent, the Tier 1 capital ratio decreased 24 bps to 11.00 percent and the Total capital ratio decreased 12 bps to 15.65 percent driven by the same factors noted above. The Tier 1 leverage ratio decreased 35 bps to 6.86 percent reflecting the decrease in Tier 1 capital and the lower risk-weighted assets mentioned above.
     Table 16 presents the Corporation’s capital ratios and related information at June 30, 2011 and December 31, 2010.

Table 16
Regulatory Capital
	June 30, 2011			December 31, 2010
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)

Tier 1 common equity ratio	8.23%	$114,684	n/a	8.60%	$125,139	n/a
Tier 1 capital ratio	11.00	153,134	$55,710	11.24	163,626	$58,238
Total capital ratio	15.65	217,986	111,420	15.77	229,594	116,476
Tier 1 leverage ratio	6.86	153,134	89,337	7.21	163,626	90,811

	June 30	December 31
	2011	2010

Risk-weighted assets (in billions)	$1,393	$1,456
Adjusted quarterly average total assets (in billions) (2)	2,233	2,270

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(2)	Reflects adjusted average total assets for the three months ended June 30, 2011 and December 31, 2010.

n/a	= not applicable

     Table 17 presents the capital composition at June 30, 2011 and December 31, 2010.

Table 17
Capital Composition
	June 30	December 31
(Dollars in millions)	2011	2010

Total common shareholders’ equity	$205,614	$211,686
Goodwill	(71,074)	(73,861)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(6,369)	(6,846)
Net unrealized gains on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	(4,825)	(4,137)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,809	3,947
Exclusion of fair value adjustment related to structured notes (1)	3,219	2,984
Disallowed deferred tax asset	(16,572)	(8,663)
Other	882	29

Total Tier 1 common capital	114,684	125,139

Preferred stock	16,562	16,562
Trust preferred securities	21,513	21,451
Noncontrolling interest	375	474

Total Tier 1 capital	153,134	163,626

Long-term debt qualifying as Tier 2 capital	41,077	41,270
Allowance for loan and lease losses	37,312	41,885
Reserve for unfunded lending commitments	897	1,188
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(20,565)	(24,690)
45 percent of the pre-tax net unrealized gains on AFS marketable equity securities	4,692	4,777
Other	1,439	1,538

Total capital	$217,986	$229,594

(1)	Represents loss on structured notes, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory capital purposes.
Regulatory Capital Changes
     The regulatory capital rules as written by the Basel Committee on Banking Supervision (the Basel Committee) continue to evolve. We manage regulatory capital to adhere to regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted.
     U.S. banking regulators published a final Basel II rule (Basel II rules) in December 2007, which requires us to implement Basel II at the holding company level as well as at certain U.S. bank subsidiaries. We are currently in the Basel II qualification period and expect to be in compliance with all relevant Basel II requirements within the regulatory timelines.
     On December 16, 2010, U.S. regulators issued a Notice of Proposed Rulemaking on the Risk-based Capital Guidelines for Market Risk (the Market Risk Rules) reflecting partial adoption of the Basel Committee’s July 2009 consultative document on the topic. We anticipate that these rules will become effective in early 2012 and expect to be in full compliance with these standards within the regulatory timelines.
     In addition to the Basel II rules, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems,” together with the liquidity standards discussed below (Basel III) in December 2010. We expect to be in full compliance with the Basel III capital standards within the regulatory timelines, including when fully effective on January 1, 2019. We will continue to monitor our capital position in conjunction with our understanding of the rules as they evolve.
     If implemented by U.S. regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of Trust Securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of accumulated OCI in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. The phase-in period for the capital deductions is proposed to occur in 20 percent increments from 2014 through 2018 with full implementation by December 31, 2018. An increase in capital requirements for counterparty credit is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. regulators have indicated a goal to adopt final rules by year-end 2011 or early 2012. We have made the implementation and migration of the new capital rules our primary capital related priority. We intend to continue to build capital through retaining earnings, actively reducing legacy asset portfolios and implementing other non-dilutive capital related initiatives including focusing on the reduction of higher risk-weighted assets. As the new rules come into effect, we currently anticipate that we will be in excess of the minimum required ratios without needing to raise new equity capital. For additional information on MSRs, refer to Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements and for additional information on deferred tax assets, refer to Note 21 – Income Taxes to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
     On July 19, 2011, the Basel Committee published the consultative document “Globally systemic important banks: Assessment methodology and the additional loss absorbency requirement” which sets out measures for global, systemically important financial institutions including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which they will be phased in. As proposed, the SIFI buffer would be met with additional Tier 1 common equity ranging from one percent to 3.5 percent and will be phased in from 2016 through 2018. U.S. banking regulators have not yet provided similar rules or guidance for U.S. implementation of a SIFI buffer.
     We also note that there remains significant uncertainty regarding the final Basel III requirements as the U.S. has only issued final rules for Basel II at this time. Impacts may change as the U.S. finalizes rules under Basel III and the regulatory agencies interpret the final rules during the implementation process. For additional information regarding Basel II, Basel III, Market Risk Rules and other proposed regulatory capital changes, see Regulatory Capital on page 63 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
     Table 18 presents regulatory capital information for BANA and FIA Card Services, N.A. at June 30, 2011 and December 31, 2010. The goodwill impairment charges recognized in 2011 and 2010 did not impact the regulatory capital ratios.

Table 18
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	June 30, 2011			December 31, 2010
	Actual		Minimum	Actual		Minimum
(Dollars in millions)	Ratio	Amount	Required (1)	Ratio	Amount	Required (1)

Tier 1
Bank of America, N.A.	11.24%	$118,886	$42,307	10.78%	$114,345	$42,416
FIA Card Services, N.A.	19.17	29,224	6,097	15.30	25,589	6,691
Total
Bank of America, N.A.	14.65	154,987	84,614	14.26	151,255	84,831
FIA Card Services, N.A.	20.70	31,545	12,193	16.94	28,343	13,383
Tier 1 leverage
Bank of America, N.A.	8.46	118,886	56,208	7.83	114,345	58,391
FIA Card Services, N.A.	15.56	29,224	7,511	13.21	25,589	7,748

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
     The BANA Tier 1 and Total capital ratios increased 46 bps to 11.24 percent and 39 bps to 14.65 percent at June 30, 2011 compared to December 31, 2010. The increase in the ratios was driven by $1.5 billion and $4.0 billion in earnings generated during the three and six months ended June 30, 2011. The Tier 1 leverage ratio increased 63 bps to 8.46 percent, benefiting from the improvement in Tier 1 capital combined with a $54.6 billion decrease in adjusted quarterly average total assets resulting from our continued efforts to reduce non-core assets and legacy loan portfolios.
     The FIA Card Services, N.A. Tier 1 capital ratio increased 387 bps to 19.17 percent and the Total capital ratio increased 376 bps to 20.70 percent at June 30, 2011 compared to December 31, 2010. The Tier 1 leverage ratio increased 235 bps to 15.56 percent at June 30, 2011 compared to December 31, 2010. The increase in ratios was driven by $1.9 billion and $3.5 billion in earnings generated during the three and six months ended June 30, 2011.

Broker/Dealer Regulatory Capital
     Bank of America’s principal U.S. broker/dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of SEC Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the CFTC Regulation 1.17.
     MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At June 30, 2011, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.1 billion and exceeded the minimum requirement of $807 million by $9.3 billion. MLPCC’s net capital of $1.9 billion exceeded the minimum requirement of $252 million by approximately $1.7 billion.
     In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5 billion. At June 30, 2011, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Economic Capital
     Our economic capital measurement process provides a risk-based measurement of the capital required for unexpected credit, market and operational losses over a one-year time horizon at a 99.97 percent confidence level, consistent with a “AA” credit rating. Economic capital is allocated to each business unit based upon its risk positions and contribution to enterprise risk, and is used for capital adequacy, performance measurement and risk management purposes. The strategic planning process utilizes economic capital with the goal of allocating risk appropriately and measuring returns consistently across all businesses and activities. Economic capital allocation plans are incorporated into the Corporation’s operating plan which is approved by the Board on an annual basis. For additional information regarding economic capital, credit risk capital, market risk capital and operational risk capital, see page 66 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Common Stock Dividends
     Table 19 is a summary of our declared quarterly cash dividends on common stock for 2011 as of August 4, 2011.

Table 19
Common Stock Cash Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share

May 11, 2011	June 3, 2011	June 24, 2011	$0.01
January 26, 2011	March 4, 2011	March 25, 2011	0.01

Preferred Stock Dividends
     Table 20 is a summary of our most recent cash dividend declarations on preferred stock as of August 4, 2011. For additional information on preferred stock, see Note 15 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

Table 20
Preferred Stock Cash Dividend Summary
	Outstanding
	Notional
	Amount				Per Annum	Dividend Per
Preferred Stock	(in millions)	Declaration Date	Record Date	Payment Date	Dividend Rate	Share

Series B (1)	$1	May 11, 2011	July 11, 2011	July 25, 2011	7.00%	$1.75

Series D (2)	$661	July 5, 2011	August 31, 2011	September 14, 2011	6.204%	$0.38775

Series E (2)	$487	July 5, 2011	July 29, 2011	August 15, 2011	Floating	$0.25556

Series H (2)	$2,862	July 5, 2011	July 15, 2011	August 1, 2011	8.20%	$0.51250

Series I (2)	$365	July 5, 2011	September 15, 2011	October 3, 2011	6.625%	$0.41406

Series J (2)	$978	July 5, 2011	July 15, 2011	August 1, 2011	7.25%	$0.45313

Series K (3, 4)	$1,668	July 5, 2011	July 15, 2011	August 1, 2011	Fixed-to-floating	$40.00

Series L	$3,349	June 17, 2011	July 1, 2011	August 1, 2011	7.25%	$18.125

Series M (3, 4)	$1,434	April 4, 2011	April 30, 2011	May 16, 2011	Fixed-to-floating	$40.625

Series 1 (5)	$146	July 5, 2011	August 15, 2011	August 30, 2011	Floating	$0.19167

Series 2 (5)	$526	July 5, 2011	August 15, 2011	August 30, 2011	Floating	$0.19167

Series 3 (5)	$670	July 5, 2011	August 15, 2011	August 29, 2011	6.375%	$0.39843

Series 4 (5)	$389	July 5, 2011	August 15, 2011	August 30, 2011	Floating	$0.25556

Series 5 (5)	$606	July 5, 2011	August 1, 2011	August 22, 2011	Floating	$0.25556

Series 6 (6)	$65	July 5, 2011	September 15, 2011	September 30, 2011	6.70%	$0.41875

Series 7 (6)	$17	July 5, 2011	September 15, 2011	September 30, 2011	6.25%	$0.39062

Series 8 (5)	$2,673	July 5, 2011	August 15, 2011	August 29, 2011	8.625%	$0.53906

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.
Enterprise-wide Stress Testing
     As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts from our risk profile on earnings, capital and liquidity, and serve as a key component of our capital management practices. Scenarios are selected by a group comprised of senior line of business, risk and finance executives. Impacts to each line of business from each scenario are then determined and analyzed, primarily leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Risk Oversight Committee, Asset Liability Market Risk Committee (ALMRC) and the Board’s Enterprise Risk Committee, and serves to inform and be incorporated, along with other core business processes, into decision making by management and the Board. We have made substantial investments to establish stress testing capabilities as a core business process.
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
     Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For additional information regarding global funding and liquidity risk management, see Funding and Liquidity Risk Management on page 67 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Global Excess Liquidity Sources and Other Unencumbered Assets
     We maintain excess liquidity available to the parent company and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets, which we call our Global Excess Liquidity Sources, serve as our primary means of liquidity risk mitigation. Our cash is primarily on deposit with central banks, such as the Federal Reserve. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
     Our Global Excess Liquidity Sources increased $66 billion to $402 billion at June 30, 2011 compared to December 31, 2010 and were maintained as presented in Table 21. This increase was due primarily to liquidity generated by our bank subsidiaries through deposit growth, reductions in LHFS and other factors.

Table 21
Global Excess Liquidity Sources
			Average for
			Three Months Ended
	June 30	December 31	June 30
(Dollars in billions)	2011	2010	2011

Parent company	$119	$121	$121
Bank subsidiaries	243	180	236
Broker/dealers	40	35	45

Total Global Excess Liquidity Sources	$402	$336	$402

     As noted in Table 21, the Global Excess Liquidity Sources available to the parent company totaled $119 billion and $121 billion at June 30, 2011 and December 31, 2010. Typically, parent company cash is deposited overnight with BANA.
     Table 22 presents the composition of Global Excess Liquidity Sources at June 30, 2011 and December 31, 2010.

Table 22
Global Excess Liquidity Sources Composition
	June 30	December 31
(Dollars in billions)	2011	2010

Cash on deposit	$85	$80
U.S. treasuries	63	65
U.S. agency securities and mortgage-backed securities	231	174
Non-U.S. government securities	23	17

Total Global Excess Liquidity Sources	$402	$336

     Global Excess Liquidity Sources available to our bank subsidiaries at June 30, 2011 and December 31, 2010 totaled $243 billion and $180 billion. These amounts are distinct from the cash deposited by the parent company, as described in Table 22. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe could also be used to generate liquidity, primarily investment-grade MBS. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $197 billion and $170 billion at June 30, 2011 and December 31, 2010. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and cannot be transferred to the parent company or nonbank subsidiaries.

     Our broker/dealer subsidiaries’ excess liquidity sources at June 30, 2011 and December 31, 2010 consisted of $40 billion and $35 billion in cash and high-quality, liquid, unencumbered securities. Our broker/dealers also held significant amounts of other unencumbered securities we believe could also be used to generate additional liquidity, including investment-grade corporate securities and equities. Liquidity held in a broker/dealer subsidiary is only available to meet the obligations of that entity and cannot be transferred to the parent company or to any other subsidiary due to regulatory restrictions and minimum requirements.
Time to Required Funding and Stress Modeling
     We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch. These include certain unsecured debt instruments, primarily structured notes, which we may be required to settle for cash prior to maturity and issuances under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), all of which will mature by June 30, 2012. The ALMRC has established a target for Time to Required Funding of 21 months. Our Time to Required Funding at June 30, 2011 was 22 months. For purposes of calculating Time to Required Funding for June 30, 2011, we have also included in the amount of unsecured contractual obligations the $8.6 billion liability, including estimated costs, related to the BNY Mellon Settlement. This settlement is subject to final court approval and certain other conditions, and the timing of the payment is not certain.
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
Basel III Liquidity Standards
     In December 2010, the Basel Committee issued “International framework for liquidity risk measurement, standards and monitoring,” which includes two proposed measures of liquidity risk. These two minimum liquidity measures were initially introduced in guidance in December 2009 and are considered part of Basel III.
     The first proposed liquidity measure is the Liquidity Coverage Ratio (LCR), which is calculated as the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under an acute 30-day stress scenario. The second proposed liquidity measure is the Net Stable Funding Ratio (NSFR), which measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee expects the LCR requirement to be implemented in January 2015 and the NSFR requirement to be implemented in January 2018, following an observation period that began in 2011. We continue to monitor the development and the potential impact of these evolving proposals and expect to meet the final requirements within the regulatory timelines.
Diversified Funding Sources
     We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor groups.
     We fund a substantial portion of our lending activities through our deposit base, which was $1,038 billion and $1,010 billion at June 30, 2011 and December 31, 2010. Deposits are primarily generated by our Deposits, Global Commercial Banking, GWIM and GBAM segments. These deposits are diversified by clients, product type and geography. Certain of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations and FHLB loans.
     Our trading activities in broker/dealer subsidiaries are primarily funded on a secured basis through securities lending and repurchase agreements and these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.
     In addition, our parent company and bank and broker-dealer subsidiaries regularly access short-term secured and unsecured markets through federal funds purchased, commercial paper and other short-term borrowings to support customer activities, short-term financing requirements and cash management objectives. We continue to reduce our use of commercial paper for short-term borrowing purposes and expect that commercial paper levels will decrease further in the third quarter of 2011.
     Our mortgage business accesses a liquid market for the sale of newly originated mortgages through contracts with the GSEs and FHA. Contracts with the GSEs are subject to the Seller/Servicer guides issued by those GSEs.
     Table 23 presents information on short-term borrowings.

Table 23
Short-term Borrowings
	Three Months Ended June 30				Six Months Ended June 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Average during period
Federal funds purchased	$1,798	$6,585	0.06%	0.14%	$2,365	$5,508	0.09%	0.12%
Securities loaned or sold under agreements to repurchase	274,875	376,973	1.52	0.66	289,096	394,221	1.34	0.61
Commercial paper	14,166	26,641	0.76	0.58	16,305	30,351	0.74	0.50
Other short-term borrowings	47,853	43,852	2.30	2.09	47,276	50,961	2.34	1.75

Total	$338,692	$454,051	1.59	0.79	$355,042	$481,041	1.43	0.72

Maximum month-end balance during period
Federal funds purchased	$1,622	$7,636			$4,133	$8,320
Securities loaned or sold under agreements to repurchase	284,944	433,135			293,519	458,532
Commercial paper	17,423	28,052			21,212	36,236
Other short-term borrowings	47,087	56,742			47,087	63,081

	June 30, 2011				December 31, 2010
	Amount	Rate			Amount	Rate
Period-end balance
Federal funds purchased	$1,414	0.05%			$1,458	0.14%
Securities loaned or sold under agreements to repurchase	238,107	1.33			243,901	1.15
Commercial paper	6,177	1.73			15,093	0.65
Other short-term borrowings	44,455	2.53			44,869	2.02

Total	$290,153	1.68			$305,321	1.27

     For average and period-end balance discussions, see Balance Sheet Overview on page 15. For more information, see Note 12 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
     We issue the majority of our long-term unsecured debt at the parent company. During the three and six months ended June 30, 2011, the parent company issued $5.3 billion and $11.5 billion of long-term unsecured debt. We may also issue long-term unsecured debt at BANA, although there were no new issuances during the three or six months ended June 30, 2011.
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
     We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, refer to Interest Rate Risk Management for Nontrading Activities on page 114.
     We also diversify our funding sources by issuing various types of debt instruments including structured notes, which are debt obligations that pay investors with returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these notes with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities immediately under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured notes of $63.4 billion and $61.1 billion at June 30, 2011 and December 31, 2010.
     Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.
     Prior to 2010, we participated in the TLGP, which allowed us to issue senior unsecured debt that the FDIC guaranteed in return for a fee based on the amount and maturity of the debt. At June 30, 2011, we had $27.5 billion outstanding under the program. We no longer issue debt under this program and all of our debt issued under TLGP will mature by June 30, 2012. TLGP issuances are included in the unsecured contractual obligations for the Time to Required Funding metric, and all of the outstanding debt issued under the program will mature within 22 months at June 30, 2011. Under this program, our debt received the highest long-term ratings from the major credit ratings agencies which resulted in a lower total cost of issuance than if we had issued non-FDIC guaranteed long-term debt.
     Table 24 represents the book value for aggregate annual maturities of long-term debt at June 30, 2011.

Table 24
Long-term Debt By Maturity
(Dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Bank of America Corporation	$8,519	$43,760	$9,538	$19,668	$13,814	$96,020	$191,319
Merrill Lynch & Co., Inc. and subsidiaries	17,514	21,484	18,502	19,251	4,804	43,331	124,886
Bank of America, N.A. and other subsidiaries	26	4,777	-	35	690	8,556	14,084
Other debt	8,271	13,960	4,967	1,754	422	2,251	31,625

Total long-term debt excluding consolidated VIEs	34,330	83,981	33,007	40,708	19,730	150,158	361,914
Long-term debt of consolidated VIEs	8,812	11,377	16,524	10,476	1,219	16,337	64,745

Total long-term debt	$43,142	$95,358	$49,531	$51,184	$20,949	$166,495	$426,659

     Table 25 presents our long-term debt in the following currencies at June 30, 2011 and December 31, 2010.

Table 25
Long-term Debt By Major Currency
	June 30	December 31
(Dollars in millions)	2011	2010

U.S. Dollar	$283,594	$302,487
Euros	86,252	87,482
Japanese Yen	19,807	19,901
British Pound	15,312	16,505
Canadian Dollar	6,647	6,628
Australian Dollar	5,617	6,924
Swiss Franc	4,363	3,069
Other	5,067	5,435

Total long-term debt	$426,659	$448,431

     For additional information on long-term debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. For additional information regarding funding and liquidity risk management, refer to pages 67 through 70 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.
Contingency Planning
     We maintain contingency funding plans that outline our potential responses to liquidity stress events at various levels of severity. These policies and plans are based on stress scenarios and include potential funding strategies and communication and notification procedures that we would implement in the event we experienced stressed liquidity conditions. We periodically review and test the contingency funding plans to validate efficacy and assess readiness.
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
     A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. Such a downgrade may also affect the market value of such instruments.
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
     During 2010, the three major ratings agencies made negative adjustments to the outlooks for our long-term credit ratings. For a description of these rating adjustments, refer to Credit Ratings on page 70 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K. Currently, Bank of America Corporation’s long-term senior debt ratings and outlooks expressed by the ratings agencies are as follows: A2 (review for possible downgrade) by Moody’s; A (negative) by S&P; and A+ (Rating Watch Negative) by Fitch. BANA’s long-term senior debt ratings and outlooks currently are as follows: Aa3 (review for possible downgrade) by Moody’s; A+ (negative) by S&P; and A+ (Rating Watch Negative) by Fitch. MLPF&S’s long-term senior debt ratings and outlooks are A+ (negative) by S&P and A+ (Rating Watch Negative) by Fitch. Merrill Lynch International’s long-term senior debt rating is A+ (negative) by S&P. The credit ratings of Merrill Lynch from the three major credit ratings agencies are the same as those of Bank of America Corporation. The major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America Corporation’s credit ratings.
     These ratings agencies have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. All three ratings agencies, however, have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. On June 2, 2011, Moody’s placed our ratings on review for possible downgrade from negative outlook due to its view that the current level of U.S. government support incorporated into our ratings may no longer be appropriate.
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

     A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. Under the terms of certain OTC derivative contracts and other trading agreements, in the event of a credit ratings downgrade, the counterparties to those agreements may require us to provide additional collateral or to terminate these contracts or agreements. Such collateral calls or terminations could cause us to sustain losses, impair our liquidity, or both, by requiring us to provide the counterparties with additional collateral in the form of cash or highly liquid securities. If the short-term credit ratings of our parent company, bank or broker-dealer subsidiaries were downgraded by one or more levels, the potential loss of short-term funding sources such as commercial paper or repo financing, and the effect on our incremental cost of funds would be material. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 4 – Derivatives to the Consolidated Financial Statements, Item 1A. Risk Factors on page 219 and Item 1A. Risk Factors of the Corporation’s 2010 Annual Report on Form 10-K.
Credit Risk Management
     Credit quality continued to show improvement during the first six months of 2011. Continued economic stability and our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across most portfolios along with risk rating improvements in the commercial portfolios. However, global and national economic uncertainty, home price declines, regulatory initiatives and reform continued to weigh on the credit portfolios through June 30, 2011. For more information, see Second Quarter 2011 Economic and Business Environment on page 7.
     We proactively refine our underwriting and credit management practices as well as credit standards to meet the changing economic environment. To actively mitigate losses and enhance customer support in our consumer businesses, we have expanded collections, loan modification and customer assistance infrastructures. We also have implemented a number of actions to mitigate losses in the commercial businesses including increasing the frequency and intensity of portfolio monitoring, hedging activity and our practice of transferring management of deteriorating commercial exposures to independent special asset officers as credits approach criticized levels.
     Since January 2008, and through the second quarter of 2011, Bank of America and Countrywide have completed more than 900,000 loan modifications with customers. During the second quarter of 2011, we completed over 69,000 customer loan modifications with a total unpaid principal balance of approximately $15.5 billion, including approximately 39,000 permanent modifications under the government’s Making Home Affordable Program. Of the loan modifications completed in the three months ended June 30, 2011, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and capitalization of past due amounts which represent 59 percent of the volume of modifications completed during the three months ended June 30, 2011, while principal forbearance represented 20 percent and capitalization of past due amounts represented six percent. We also provide rate reductions, rate and payment extensions, principal forgiveness and other actions. These modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 90 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
     Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. Contagion fears expanded to Spain and Italy, and credit spreads widened further in European peripheral countries and European banks. The recently concluded U.S. debt ceiling negotiations, as well as events in the Middle East/North Africa and Japan add uncertainty to the global economic outlook. Risks and ongoing concerns about U.S. government debt levels, the debt crisis in Europe, rising oil and commodity prices and impacts to global supply chains could result in a disruption of financial and commodity markets and trade which could have a detrimental impact on the global economic recovery, including the impact of sovereign and non-sovereign debt in these and other countries. In the U.S., there is a perceived increase in the risk of a U.S. sovereign credit rating downgrade or a downgrade in the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities linked to the U.S. government, as well as the risk of other economic dislocations. Such a downgrade could have a significant adverse effect on the financial markets and economic conditions both in the U.S. and abroad. For more information on our direct sovereign and non-sovereign exposures in non-U.S. countries, see Non-U.S. Portfolio on page 103. For additional information on our direct sovereign and non-sovereign exposures and the risks associated with a downgrade of the U.S., see Item 1A. Risk Factors on page 219.

Consumer Portfolio Credit Risk Management
     Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used in part to help determine both new and existing credit decisions, portfolio management strategies including authorizations and line management, collection practices and strategies, determination of the allowance for loan and lease losses, and economic capital allocations for credit risk.
     For information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Consumer Credit Portfolio
     Improvement in the U.S. economy and labor markets throughout most of 2010 and into the first six months of 2011 resulted in lower credit losses in most consumer portfolios compared to the first six months of 2010. However, continued stress in the housing market, including declining home prices, continued to adversely impact the home loans portfolio.

     Table 26 presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were recorded at fair value upon acquisition. In addition to being included in the “Outstandings” columns in Table 26, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. Loans that were acquired from Merrill Lynch were recorded at fair value including those that were considered credit-impaired upon acquisition. The Merrill Lynch consumer PCI loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios and is therefore excluded from the “Countrywide Purchased Credit-impaired Loan Portfolio” column and related discussion on page 86. For additional information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio on page 86 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio shown in Table 26. Table 26 also includes consumer loans accounted for under the fair value option that were consolidated in connection with the Assured Guaranty Settlement in the second quarter of 2011. For more information on the Assured Guaranty Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51.

Table 26
Consumer Loans
			Countrywide Purchased
			Credit-impaired Loan
	Outstandings		Portfolio
	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010

Residential mortgage (1)	$266,333	$257,973	$10,224	$10,592
Home equity	130,654	137,981	12,315	12,590
Discontinued real estate (2)	12,003	13,108	10,877	11,652
U.S. credit card	104,659	113,785	n/a	n/a
Non-U.S. credit card	26,037	27,465	n/a	n/a
Direct/Indirect consumer (3)	90,258	90,308	n/a	n/a
Other consumer (4)	2,762	2,830	n/a	n/a

Consumer loans excluding loans accounted for under the fair value option	632,706	643,450	33,416	34,834
Loans accounted for under the fair value option (5)	5,194	n/a	n/a	n/a

Total consumer loans	$637,900	$643,450	$33,416	$34,834

(1)	Outstandings include non-U.S. residential mortgages of $90 million at both June 30, 2011 and December 31, 2010.

(2)
Outstandings include $10.7 billion and $11.8 billion of pay option loans at June 30, 2011 and December 31, 2010, and $1.3 billion of subprime loans at both June 30, 2011 and December 31, 2010. We no longer originate these products.

(3)
Outstandings include dealer financial services loans of $42.1 billion and $43.3 billion, consumer lending loans of $9.9 billion and $12.4 billion, U.S. securities-based lending margin loans of $21.3 billion and $16.6 billion, student loans of $6.3 billion and $6.8 billion, non-U.S. consumer loans of $8.7 billion and $8.0 billion and other consumer loans of $2.0 billion and $3.2 billion at June 30, 2011 and December 31, 2010, respectively.

(4)
Outstandings include consumer finance loans of $1.8 billion and $1.9 billion at June 30, 2011 and December 31, 2010. Outstandings also include other non-U.S. consumer loans of $866 million and $803 million and consumer overdrafts of $104 million and $88 million at June 30, 2011 and December 31, 2010.

(5)
Consumer loans accounted for under the fair value option include residential mortgage loans of $1.2 billion and discontinued real estate loans of $4.0 billion at June 30, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. See Consumer Loans Accounted for Under the Fair Value Option on page 90 and Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

n/a = not applicable

     Table 27 presents accruing consumer loans past due 90 days or more and consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans, which include loans insured by the FHA and individually insured long-term credit protection agreements with FNMA and FHLMC (fully-insured loan portfolio), are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans accruing past due 90 days or more are primarily related to our purchases of delinquent loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 27
Consumer Credit Quality
	Accruing Past Due 90 Days or More		Nonperforming
	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010

Residential mortgage (1, 2)	$20,047	$16,768	$16,726	$17,691
Home equity (1)	-	-	2,345	2,694
Discontinued real estate (1)	-	-	324	331
U.S. credit card	2,413	3,320	n/a	n/a
Non-U.S. credit card	607	599	n/a	n/a
Direct/Indirect consumer	810	1,058	58	90
Other consumer	3	2	25	48

Total (3)	$23,880	$21,747	$19,478	$20,854

Consumer loans as a percentage of outstanding consumer loans (4)	3.77%	3.38%	3.08%	3.24%
Consumer loans excluding Countrywide PCI and fully-insured loan portfolios as a percentage of outstanding loans (4)	0.75	0.92	3.80	3.85

(1)
Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except the Countrywide PCI and fully-insured loan portfolios and loans accounted for under the fair value option as referenced in footnote 2.

(2)
Balances accruing past due 90 days or more are fully-insured loans. These balances include $15.7 billion and $8.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured and $4.3 billion and $8.5 billion of loans on which interest is still accruing at June 30, 2011 and December 31, 2010.

(3)
Balances exclude consumer loans accounted for under the fair value option at June 30, 2011. At June 30, 2011, there were no loans accounted for under fair value option accruing past due 90 days or more and approximately $2.3 billion that were nonperforming. There were no consumer loans accounted for under the fair value option at December 31, 2010.

(4)	Outstanding consumer loans exclude loans accounted for under the fair value option.

n/a = not applicable
     Table 28 presents net charge-offs and related ratios for consumer loans and leases for the three and six months ended June 30, 2011 and 2010.

Table 28
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios(1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Residential mortgage	$1,104	$971	$2,009	$2,040	1.67%	1.57%	1.54%	1.67%
Home equity	1,263	1,741	2,442	4,138	3.84	4.71	3.68	5.55
Discontinued real estate	26	19	46	40	0.84	0.54	0.73	0.57
U.S. credit card	1,931	3,517	4,205	7,480	7.29	11.88	7.85	12.36
Non-U.S. credit card	429	942	831	1,573	6.31	13.64	6.11	11.02
Direct/Indirect consumer	366	879	891	1,988	1.64	3.58	2.00	4.02
Other consumer	43	73	83	131	6.44	10.01	6.19	8.90

Total	$5,162	$8,142	$10,507	$17,390	3.27	4.96	3.32	5.28

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
     Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 2.58 percent and 2.33 percent for residential mortgage, 4.24 percent and 4.05 percent for home equity, 8.09 percent and 6.78 percent for discontinued real estate and 4.00 percent and 4.04 percent for the total consumer portfolio for the three and six months ended June 30, 2011, respectively. Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 1.90 percent and 1.98 percent for residential mortgage, 5.17 percent and 6.08 percent for home equity, 4.90 percent and 4.66 percent for discontinued real estate and 5.54 percent and 5.84 percent for the total consumer portfolio for the three and six months ended June 30, 2010, respectively. These are the only product classifications materially impacted by the Countrywide PCI and fully-insured loan portfolios for the three and six months ended June 30, 2011 and 2010. For all loan and lease categories, the net charge-offs were largely unchanged.

     During the first quarter of 2011, we announced a plan to manage the exposures we have to certain residential mortgage, home equity and discontinued real estate products through the creation of Legacy Asset Servicing within CRES which will manage both our owned loans as well as loans serviced for others that meet certain criteria. The criteria generally represent home lending standards which we do not consider as part our continuing core business. The Legacy Asset Servicing portfolio includes the following:
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

•	Countrywide PCI loan portfolios

•	Certain loans that met a pre-defined delinquency and probability of default threshold as of January 1, 2011
     The Legacy Asset Servicing portfolio was established as of January 1, 2011. Since making the determination of the pool of loans to be included in the Legacy Asset Servicing portfolio, the criteria have not changed for this portfolio; however, the criteria continue to be evaluated over time. Information presented relating to periods prior to December 31, 2010 was not restated to conform to the realignment between the core portfolio and Legacy Asset Servicing portfolio. For more information on Legacy Asset Servicing within CRES, see page 35.

Table 29
Home Loans Portfolio
	Outstandings		Nonperforming		Net Charge-offs
					June 30, 2011
	June 30	December 31	June 30	December 31	Three Months	Six Months
(Dollars in millions)	2011	2010	2011	2010	Ended	Ended

Core portfolio
Residential mortgage	$175,552	$166,927	$1,670	$1,510	$34	$57
Home equity	69,171	71,519	261	107	100	148
Legacy Asset Servicing owned portfolio
Residential mortgage (1)	90,781	91,046	15,056	16,181	1,070	1,952
Home equity	61,483	66,462	2,084	2,587	1,163	2,294
Discontinued real estate (1)	12,003	13,108	324	331	26	46

Home loans portfolio
Residential mortgage	266,333	257,973	16,726	17,691	1,104	2,009
Home equity	130,654	137,981	2,345	2,694	1,263	2,442
Discontinued real estate	12,003	13,108	324	331	26	46

Total home loans portfolio	$408,990	$409,062	$19,395	$20,716	$2,393	$4,497

(1)
Balances exclude consumer loans accounted for under the fair value option of residential mortgage loans of $1.2 billion and discontinued real estate loans of $4.0 billion at June 30, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. See Note 17 — Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

     We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that excludes the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the Countrywide PCI loan portfolios on page 86.
Residential Mortgage
     The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired from Countrywide, makes up the largest percentage of our consumer loan portfolio at 42 percent of consumer loans at June 30, 2011. Approximately 14 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is mostly in All Other and is comprised of both originated loans as well as purchased loans used in our overall ALM activities.

     Outstanding balances in the residential mortgage portfolio, excluding $1.2 billion of loans accounted for under the fair value option, increased $8.4 billion at June 30, 2011 compared to December 31, 2010 as new origination volume, which is primarily fully-insured, was partially offset by paydowns, charge-offs and transfers to foreclosed properties. In addition, repurchases of FHA delinquent loans pursuant to our servicing agreements with GNMA also increased the residential mortgage portfolio during the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, the residential mortgage portfolio included $86.2 billion and $67.2 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of FHA insurance and long-term credit protection agreements with FNMA and FHLMC.
     We have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles and long-term credit protection agreements with FNMA and FHLMC as described in Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
     At June 30, 2011 and December 31, 2010, the synthetic securitization vehicles referenced $37.6 billion and $53.9 billion of residential mortgage loans and provided loss protection up to $936 million and $1.1 billion. At June 30, 2011 and December 31, 2010, the Corporation had a receivable of $445 million and $722 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the Countrywide PCI and fully-insured loan portfolios, for both the three and six months ended June 30, 2011 would have been reduced by 16 bps at each period compared to 13 bps and nine bps for the same periods in 2010.
     At June 30, 2011 and December 31, 2010, $17.2 billion and $12.9 billion in loans were protected by long-term credit protection agreements. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses.
     Synthetic securitizations and the long-term credit protection agreements with FNMA and FHLMC together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At June 30, 2011 and December 31, 2010, these vehicles had the cumulative effect of reducing our risk-weighted assets by $6.5 billion and $8.2 billion, and increased our Tier 1 capital ratio by five bps and six bps and our Tier 1 common capital ratio by four bps and five bps.

     Table 30 presents certain residential mortgage key credit statistics on both a reported basis and excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the Countrywide PCI loan portfolio, see page 86.
Table 30
Residential Mortgage – Key Credit Statistics

			Excluding Countrywide
			Purchased Credit-impaired
	Reported Basis (1)		and Fully-insured Loans
	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010

Outstandings	$266,333	$257,973	$169,865	$180,136
Accruing past due 30 days or more	28,091	24,267	4,289	5,117
Accruing past due 90 days or more	20,047	16,768	n/a	n/a
Nonperforming loans	16,726	17,691	16,726	17,691
Percent of portfolio
Refreshed LTV greater than 90 but less than 100	14%	15%	11%	11%
Refreshed LTV greater than 100	37	32	27	24
Refreshed FICO below 620	22	20	15	15
2006 and 2007 vintages (2)	29	32	38	40

					Excluding Countrywide Purchased Credit-impaired and
	Reported Basis				Fully-insured Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010	2011	2010	2011	2010
Net charge-off ratio (3)	1.67%	1.57%	1.54%	1.67%	2.58%	1.90%	2.33%	1.98%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option at June 30, 2011. There were no residential mortgage loans accounted for under the fair value option at December 31, 2010. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
These vintages of loans account for 65 percent and 67 percent of nonperforming residential mortgage loans at June 30, 2011 and December 31, 2010. These vintages of loans accounted for 73 percent and 74 percent of residential mortgage net charge-offs during the three and six months ended June 30, 2011 and 80 percent for both the three and six months ended June 30, 2010.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans, excluding loans accounted for under the fair value option.

n/a = not applicable
     Nonperforming residential mortgage loans decreased $965 million compared to December 31, 2010 as charge-offs, nonperforming loans returning to performing status, and paydowns and payoffs outpaced new inflows, which continued to slow in the six months ended June 30, 2011 due to favorable delinquency trends. Accruing loans past due 30 days or more (i.e., those loans that are 30 to 89 days past due but still accruing interest) decreased $828 million to $4.3 billion at June 30, 2011. At June 30, 2011, $12.1 billion, or 72 percent, of the nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Net charge-offs increased $133 million to $1.1 billion for the three months ended June 30, 2011, or 2.58 percent of total average residential mortgage loans compared to 1.90 percent for the same period in 2010 as increased losses due primarily to further deterioration in home prices were partially offset by favorable delinquency trends. Net charge-offs remained relatively flat at $2.0 billion for the six months ended June 30, 2011, or 2.33 percent of total average residential mortgage loans compared to 1.98 percent for the same period in 2010. In addition to the factors noted in the three-month discussion above, the six months ended June 30, 2010 included $175 million of net charge-offs related to compliance with regulatory guidance on collateral dependent modified loans that were written down to their underlying collateral value. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns and charge-offs outpacing new originations.
     Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed LTV, loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised six percent of the residential mortgage portfolio at both June 30, 2011 and December 31, 2010. Loans with all of these risk characteristics accounted for 22 percent and 23 percent of the residential mortgage net charge-offs during the three and six months ended June 30, 2011 compared to 25 percent and 27 percent for the same periods in 2010.
     Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the residential mortgage portfolio at both June 30, 2011 and December 31, 2010. Loans with a refreshed LTV greater than 100 percent represented 27 percent of the residential mortgage loan portfolio at June 30, 2011 and 24 percent at December 31, 2010. Of the loans with a refreshed LTV greater than 100 percent, 90 percent and 88 percent were performing at June 30, 2011 and December 31, 2010. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration over the past several years. Loans to borrowers with refreshed FICO scores below 620 represented 15 percent of the residential mortgage portfolio at both June 30, 2011 and December 31, 2010.
     Of the residential mortgage loans, $60.6 billion, or 36 percent, and $62.2 billion, or 35 percent, at June 30, 2011 and December 31, 2010 are interest-only loans of which 88 percent and 87 percent were performing. Nonperforming balances on interest-only residential mortgage loans were $7.2 billion, or 43 percent, and $8.0 billion, or 45 percent, of total nonperforming residential mortgages at June 30, 2011 and December 31, 2010. Additionally, net charge-offs on the interest-only portion of the portfolio represented 57 percent and 56 percent of the total residential mortgage net charge-offs for the three and six months ended June 30, 2011 compared to 50 percent and 49 percent for the same periods in 2010.
     Table 31 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent and 13 percent of outstandings at June 30, 2011 and December 31, 2010. Loans within this MSA comprised only seven percent and six percent of net charge-offs for both the three and six months ended June 30, 2011 and 2010.
Table 31
Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
					Three Months Ended		Six Months Ended
	June 30	December 31	June 30	December 31	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

California	$58,638	$63,677	$6,004	$6,389	$365	$407	$673	$887
Florida	12,983	13,298	1,999	2,054	186	135	342	295
New York	11,850	12,198	759	772	37	23	56	21
Texas	8,155	8,466	465	492	14	11	26	20
Virginia	6,145	6,441	419	450	23	17	37	41
Other U.S./Non-U.S.	72,094	76,056	7,080	7,534	479	378	875	776

Residential mortgage loans (2)	$169,865	$180,136	$16,726	$17,691	$1,104	$971	$2,009	$2,040

Fully-insured loan portfolio	86,244	67,245
Countrywide purchased credit-impaired residential mortgage loan portfolio	10,224	10,592

Total residential mortgage loan portfolio	$266,333	$257,973

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option at June 30, 2011. There were no residential mortgage loans accounted for under the fair value option at December 31, 2010. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)	Amount excludes the Countrywide PCI residential mortgage and fully-insured loan portfolios.
     The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At June 30, 2011 and December 31, 2010, our CRA portfolio was $13.4 billion and $13.8 billion, or eight percent of the residential mortgage loan balances for both periods. The CRA portfolio included $2.7 billion and $3.0 billion of nonperforming loans at June 30, 2011 and December 31, 2010 representing 16 percent and 17 percent of total nonperforming residential mortgage loans. Net charge-offs related to the CRA portfolio were $204 million and $220 million for the three months ended June 30, 2011 and 2010, or 19 percent and 23 percent of total net charge-offs for the residential mortgage portfolio. Net charge-offs related to this portfolio were $412 million and $500 million for the six months ended June 30, 2011 and 2010, or 21 percent and 25 percent of total net charge-offs for the residential mortgage portfolio.
     For information on representations and warranties related to our residential mortgage portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Home Equity
     The home equity portfolio makes up 20 percent of the consumer portfolio and is comprised of home equity lines of credit, home equity loans and reverse mortgages. As of June 30, 2011, our home equity line of credit (HELOC) portfolio had an outstanding balance of $107.6 billion. HELOCs generally have an initial draw period of 10 years with approximately 15 percent of the portfolio having a draw period of five years with a five-year renewal option. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans. As of June 30, 2011, our home equity loan portfolio had an outstanding balance of $22.0 billion. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and approximately 80 percent of these loans have 25 to 30-year terms. As of June 30, 2011, our reverse mortgage portfolio had an outstanding balance of $1.1 billion. In the first quarter of 2011, we announced that we were exiting the reverse mortgage origination business.

     At June 30, 2011, approximately 87 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $7.3 billion at June 30, 2011 compared to December 31, 2010 primarily due to paydowns and charge-offs outpacing new originations. Of the total home equity portfolio at June 30, 2011 and December 31, 2010, $25.1 billion, or 19 percent, and $24.8 billion, or 18 percent, were in first-lien positions (21 percent and 20 percent excluding the Countrywide PCI home equity portfolio). For more information on the Countrywide PCI home equity portfolio, see page 86. As of June 30, 2011, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $41.7 billion, or 35 percent, of our home equity portfolio excluding the Countrywide PCI loan portfolio.
     Unused HELOCs totaled $72.1 billion at June 30, 2011 compared to $80.1 billion at December 31, 2010. This decrease was due primarily to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 60 percent at June 30, 2011 compared to 59 percent at December 31, 2010.
     Table 32 presents certain home equity portfolio key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.
Table 32
Home Equity – Key Credit Statistics

			Excluding Countrywide Purchased
	Reported Basis		Credit-impaired Loans
	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010

Outstandings	$130,654	$137,981	$118,339	$125,391
Accruing past due 30 days or more (1)	1,681	1,929	1,681	1,929
Nonperforming loans (1)	2,345	2,694	2,345	2,694
Percent of portfolio
Refreshed combined loan-to-value greater than 90 but less than 100	11%	11%	11%	11%
Refreshed combined loan-to-value greater than 100	39	34	36	30
Refreshed FICO below 620	13	14	12	12
2006 and 2007 vintages (2)	50	50	47	47

	Reported Basis				Excluding Countrywide Purchased Credit-impaired Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010	2011	2010	2011	2010
Net charge-off ratio (3)	3.84%	4.71%	3.68%	5.55%	4.24%	5.17%	4.05%	6.08%

(1)
Accruing past due 30 days or more include $698 million and $662 million and nonperforming loans include $715 million and $480 million of loans where we service the underlying first-lien at June 30, 2011 and December 31, 2010.

(2)
These vintages of loans have higher refreshed consumer LTV ratios and accounted for 55 percent and 57 percent of nonperforming home equity loans at June 30, 2011 and December 31, 2010. These vintages of loans accounted for 65 percent and 66 percent of net charge-offs for the three and six months ended June 30, 2011 and 65 percent for both the three and six months ended June 30, 2010.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.
     The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.
     Nonperforming outstanding balances in the home equity portfolio decreased $349 million compared to December 31, 2010 driven primarily by charge-offs and nonperforming loans returning to performing status which together outpaced delinquency inflows, which continued to slow during the six months ended June 30, 2011 due to favorable early stage delinquency trends. Accruing outstanding balances past due 30 days or more decreased $248 million at June 30, 2011. At June 30, 2011, $912 million, or 39 percent, of the nonperforming home equity portfolio were 180 days or more past due and had been written down to their fair values.
     In some cases, the junior-lien home equity outstanding balance that we hold is current, but the underlying first-lien is not. For outstanding balances in the home equity portfolio in which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans in which the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first mortgage pertains to the same property for which we hold a second- or more junior-lien loan. As of June 30, 2011, we estimate that $5.1 billion of current second-lien or more junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $1.5 billion of that amount, with the remaining $3.6 billion serviced by third parties. Of the $5.1 billion current second-lien loans, we estimate that approximately $2.6 billion had first-lien loans that were 120 days or more past due, of which approximately $2.1 billion had first-lien loans serviced by third parties and we have therefore assumed the worst delinquency status of all outstanding mortgages for the borrower as discussed above.

     Net charge-offs decreased $478 million to $1.3 billion, or 4.24 percent of the total average home equity portfolio, for the three months ended June 30, 2011 compared to $1.7 billion, or 5.17 percent, for the same period in the prior year primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy. Also, the prior-year period included $128 million of net charge-offs related to certain modified loans that were written down to the underlying collateral value. Net charge-offs decreased $1.7 billion to $2.4 billion, or 4.05 percent of the total average home equity portfolio, for the six months ended June 30, 2011 compared to $4.1 billion, or 6.08 percent, for the same period in the prior year. The decrease was driven by the same factors noted in the three-month discussion above with the impact of implementing regulatory guidance on collateral dependent modified loans resulting in $771 million in net charge-offs for the six months ended June 30, 2010. Net charge-off ratios were further impacted by lower outstanding balances primarily as a result of charge-offs and paydowns outpacing new originations.
     Outstanding balances in the home equity portfolio with a high refreshed combined loan-to-value (CLTV), that were originated at the peak of home prices in 2006 and 2007 or that are secured by homes in geographic areas have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures below address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised 11 percent and 10 percent of the total home equity portfolio at June 30, 2011 and December 31, 2010, but have accounted for 29 percent and 28 percent of the home equity net charge-offs during the three and six months ended June 30, 2011 compared to 30 percent for both of the same periods in 2010.
     Outstanding balances in the home equity portfolio with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 11 percent of the home equity portfolio at both June 30, 2011 and December 31, 2010. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 36 percent and 30 percent of the home equity portfolio at June 30, 2011 and December 31, 2010. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 98 percent were performing at June 30, 2011 while 97 percent were performing at December 31, 2010. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration over the past several years has contributed to an increase in CLTV ratios. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented 12 percent of the home equity portfolio at both June 30, 2011 and December 31, 2010.
     Of the $118.3 billion in total home equity portfolio outstandings, 77 percent and 75 percent at June 30, 2011 and December 31, 2010 were interest-only loans almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $1.4 billion, or one percent of total HELOCs, at June 30, 2011. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. As of June 30, 2011, $47 million, or three percent of outstanding HELOCs that had entered the amortization period, were accruing loans past due 30 days or more. In addition, $59 million, or four percent, were nonperforming compared to $1.4 billion, or one percent of the entire HELOC portfolio, that were accruing loans past due 30 days or more and $1.9 billion, or two percent, that were nonperforming.
     Although we do not actively track how many of our home equity customers only pay the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended June 30, 2011, approximately 59 percent of these customers did not pay down any principal on their HELOCs.

     Table 33 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both June 30, 2011 and December 31, 2010. This MSA comprised only seven percent of net charge-offs for both the three and six months ended June 30, 2011 and seven percent and six percent for the same periods in 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both June 30, 2011 and December 31, 2010. This MSA comprised 11 percent and 10 percent of net charge-offs for the three and six months ended June 30, 2011 and 12 percent for both of the same periods in 2010.
     For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Table 33
Home Equity State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
					Three Months Ended		Six Months Ended
	June 30	December 31	June 30	December 31	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

California	$33,861	$35,426	$623	$708	$409	$601	$777	$1,472
Florida	14,175	15,028	389	482	247	371	486	885
New Jersey	7,763	8,153	159	169	48	60	90	130
New York	7,693	8,061	224	246	57	80	110	165
Massachusetts	5,142	5,657	63	71	22	25	42	61
Other U.S./Non-U.S.	49,705	53,066	887	1,018	480	604	937	1,425

Home equity loans (1)	$118,339	$125,391	$2,345	$2,694	$1,263	$1,741	$2,442	$4,138

Countrywide purchased credit-impaired home equity portfolio	12,315	12,590

Total home equity loan portfolio	$130,654	$137,981

(1)	Amount excludes the Countrywide PCI home equity portfolio.
Discontinued Real Estate
     The discontinued real estate portfolio, excluding $4.0 billion of loans accounted for under the fair value option, totaled $12.0 billion at June 30, 2011 and consists of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At June 30, 2011, the Countrywide PCI loan portfolio was $10.9 billion, or 91 percent of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio on page 86 for more information on the discontinued real estate portfolio.
     At June 30, 2011, the purchased discontinued real estate portfolio that was not credit-impaired was $1.1 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 32 percent of the portfolio and those with refreshed FICO scores below 620 represented 47 percent of the portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at June 30, 2011.
     Pay option adjustable-rate mortgages (ARMs), which are included in the discontinued real estate portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually, subject to resetting of the loan if minimum payments are made and deferred interest limits are reached. Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully-amortizing loan payment amount is re-established after the initial five- or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan’s principal balance to reach a certain level within the first 10 years of the life of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully-amortizing payment is required.
     The difference between the frequency of changes in a loan’s interest rates and payments along with a limitation on changes in the minimum monthly payments of 7.5 percent per year can result in payments that are not sufficient to pay all of the monthly interest charges (i.e., negative amortization). Unpaid interest is added to the loan balance until the loan balance increases to a specified limit, which can be no more than 115 percent of the original loan amount, at which time a new monthly payment amount adequate to repay the loan over its remaining contractual life is established.

     At June 30, 2011, the unpaid principal balance of pay option loans was $13.4 billion, with a carrying amount of $10.7 billion, including $10.2 billion of loans that were credit-impaired upon acquisition. The total unpaid principal balance of pay option loans with accumulated negative amortization was $11.2 billion including $785 million of negative amortization. The percentage of borrowers electing to make only the minimum payment on option ARMs was 71 percent at June 30, 2011 compared to 69 percent at December 31, 2010. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment rates). Based on our expectations, four percent and three percent of the pay option loan portfolio are expected to reset in the remainder of 2011 and 2012. Approximately five percent are expected to reset thereafter and approximately 88 percent are expected to default or repay prior to being reset.
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
     Acquired loans from Countrywide that were considered credit-impaired were recorded at to fair value at the acquisition date. Table 34 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio at June 30, 2011 and December 31, 2010.
Table 34
Countrywide Purchased Credit-impaired Loan Portfolio (1)

	June 30, 2011
				Carrying
	Unpaid		Related	Value Net of	% of Unpaid
	Principal	Carrying	Valuation	Valuation	Principal
(Dollars in millions)	Balance	Value	Allowance	Allowance	Balance

Residential mortgage	$10,911	$10,224	$1,245	$8,979	82.29%
Home equity	13,940	12,315	5,075	7,240	51.94
Discontinued real estate	13,637	10,877	1,919	8,958	65.69

Total Countrywide purchased credit-impaired loan portfolio	$38,488	$33,416	$8,239	$25,177	65.42%

	December 31, 2010
Residential mortgage	$11,481	$10,592	$663	$9,929	86.48%
Home equity	15,072	12,590	4,467	8,123	53.89
Discontinued real estate	14,893	11,652	1,204	10,448	70.15

Total Countrywide purchased credit-impaired loan portfolio	$41,446	$34,834	$6,334	$28,500	68.76%

(1)
Certain PCI loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified and are now included in the residential mortgage outstandings along with the related valuation allowance.

     Of the unpaid principal balance at June 30, 2011, $14.6 billion was 180 days or more past due, including $10.2 billion of first-lien and $4.4 billion of home equity. Of the $23.9 billion that is less than 180 days past due, $20.4 billion, or 85 percent of the total unpaid principal balance was current based on the contractual terms while $1.9 billion, or eight percent, was in early stage delinquency. During the three months ended June 30, 2011, we recorded $394 million of provision for credit losses on Countrywide PCI loans including $182 million for discontinued real estate, $130 million for home equity and $82 million for residential mortgage loans. This compared to a total provision for Countrywide PCI loans of $328 million during the three months ended June 30, 2010. For the six months ended June 30, 2011, we recorded $1.9 billion of provision for credit losses for PCI loans including $997 million for discontinued real estate, $605 million for home equity loans and $303 million for residential mortgage. This compared to a total provision of $1.2 billion during the six months ended June 30, 2010. Provision expense for the three and six months ended June 30, 2011 was driven primarily by recent deterioration in home prices resulting in a refreshed outlook reflecting further declines in home prices over 2011 and slower appreciation in subsequent years versus previous expectations. For further information on the PCI loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

     Additional information is provided below on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios.
Purchased Credit-impaired Residential Mortgage Loan Portfolio
     The Countrywide PCI residential mortgage loan portfolio comprised 31 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 38 percent of the Countrywide PCI residential mortgage loan portfolio at June 30, 2011. Refreshed LTVs greater than 90 percent represented 64 percent of the Countrywide PCI residential mortgage loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 87 percent based on the unpaid principal balance at June 30, 2011. Those loans that were originally classified as Countrywide PCI discontinued real estate loans upon acquisition and have been subsequently modified are now included in the Countrywide PCI residential mortgage outstandings. Table 35 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.
Table 35
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations

	June 30	December 31
(Dollars in millions)	2011	2010

California	$5,689	$5,882
Florida	741	779
Virginia	555	579
Maryland	264	271
Texas	154	164
Other U.S./Non-U.S.	2,821	2,917

Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$10,224	$10,592

Purchased Credit-impaired Home Equity Portfolio
     The Countrywide PCI home equity portfolio comprised 37 percent of the total Countrywide PCI loan portfolio. Those loans with a refreshed FICO score below 620 represented 26 percent of the Countrywide PCI home equity portfolio at June 30, 2011. Refreshed CLTVs greater than 90 percent represented 82 percent of the Countrywide PCI home equity portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 86 percent based on the unpaid principal balance at June 30, 2011. Table 36 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.
Table 36
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations

	June 30	December 31
(Dollars in millions)	2011	2010

California	$4,063	$4,178
Florida	743	750
Virginia	515	532
Arizona	510	520
Colorado	361	375
Other U.S./Non-U.S.	6,123	6,235

Total Countrywide purchased credit-impaired home equity portfolio	$12,315	$12,590

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio
     The Countrywide PCI discontinued real estate loan portfolio comprised 32 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 62 percent of the Countrywide PCI discontinued real estate loan portfolio at June 30, 2011. Refreshed LTVs, or CLTVs in the case of second-liens, greater than 90 percent represented 39 percent of the Countrywide PCI discontinued real estate loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 85 percent based on the unpaid principal balance at June 30, 2011. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool.

     Table 37 presents outstandings net of purchase accounting adjustments and before the related valuation adjustment, by certain state concentrations.
Table 37
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations

	June 30	December 31
(Dollars in millions)	2011	2010

California	$5,866	$6,322
Florida	1,043	1,121
Washington	350	368
Virginia	314	344
Arizona	297	339
Other U.S./Non-U.S.	3,007	3,158

Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$10,877	$11,652

U.S. Credit Card
     Table 38 presents certain key credit statistics for the consumer U.S. credit card portfolio.
Table 38
U.S. Credit Card – Key Credit Statistics

	June 30	December 31
(Dollars in millions)	2011	2010

Outstandings	$104,659	$113,785
Accruing past due 30 days or more	4,263	5,913
Accruing past due 90 days or more	2,413	3,320

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net charge-offs
Amount	$1,931	$3,517	$4,205	$7,480
Ratios (1)	7.29%	11.88%	7.85%	12.36%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.
     The consumer U.S. credit card portfolio is managed in Global Card Services. Outstandings in the U.S. credit card loan portfolio decreased $9.1 billion compared to December 31, 2010 due to a seasonal decline in retail transaction volume, higher payment rates, charge-offs and portfolio divestitures. Compared to the three and six months ended June 30, 2010, net charge-offs decreased $1.6 billion to $1.9 billion and $3.3 billion to $4.2 billion due to improvements in delinquencies, collections and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $1.7 billion while loans 90 days or more past due and still accruing interest decreased $907 million compared to December 31, 2010 due to improvement in the U.S. economy.
     Table 39 presents certain state concentrations for the U.S. credit card portfolio.
Table 39
U.S. Credit Card State Concentrations

			Accruing Past Due
	Outstandings		90 Days or More		Net Charge-offs
	June 30	December 31	June 30	December 31	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

California	$15,507	$17,028	$426	$612	$372	$740	$822	$1,583
Florida	8,196	9,121	257	376	225	442	496	956
Texas	7,007	7,581	146	207	113	213	249	456
New York	6,318	6,862	141	192	107	184	231	387
New Jersey	4,233	4,579	100	132	72	119	157	252
Other U.S.	63,398	68,614	1,343	1,801	1,042	1,819	2,250	3,846

Total U.S. credit card portfolio	$104,659	$113,785	$2,413	$3,320	$1,931	$3,517	$4,205	$7,480

     Unused lines of credit for U.S. credit card totaled $393.5 billion at June 30, 2011 compared to $399.7 billion at December 31, 2010. The $6.2 billion decrease was driven by the closure of inactive accounts, portfolio divestitures and account management initiatives on higher risk accounts.

Non-U.S. Credit Card
     Table 40 presents certain key credit statistics for the non-U.S. credit card portfolio.
Table 40
Non-U.S. Credit Card – Key Credit Statistics

	June 30	December 31
(Dollars in millions)	2011	2010

Outstandings	$26,037	$27,465
Accruing past due 30 days or more	1,215	1,354
Accruing past due 90 days or more	607	599

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net charge-offs
Amount	$429	$942	$831	$1,573
Ratio (1)	6.31%	13.64%	6.11%	11.02%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.
     The consumer non-U.S. credit card portfolio is managed in Global Card Services. Outstandings in the non-U.S. credit card portfolio decreased $1.4 billion compared to December 31, 2010 due to lower origination volume, charge-offs and the transfer of certain loans to held-for-sale, partially offset by strengthening of certain foreign currencies against the U.S. dollar. Compared to the three and six months ended June 30, 2010, net charge-offs decreased $513 million to $429 million and $742 million to $831 million due primarily to the impact of aligning charge-off policies across Global Card Services on certain types of renegotiated loans, which accelerated charge-offs in the second quarter of 2010 and resulted in lower charge-offs in subsequent periods.
     Unused lines of credit for non-U.S. credit card totaled $60.8 billion at June 30, 2011 compared to $60.3 billion at December 31, 2010. The $517 million increase was driven by strengthening of certain foreign currencies against the U.S. dollar.
Direct/Indirect Consumer
     At June 30, 2011, approximately 47 percent of the direct/indirect portfolio was included in Global Commercial Banking (dealer financial services - automotive, marine, aircraft and recreational vehicle loans), 34 percent was included in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), 11 percent was included in Global Card Services (consumer personal loans) and the remainder was in All Other (student loans).
     Outstanding loans and leases were flat at $90.3 billion at June 30, 2011 compared to December 31, 2010 as lower outstandings in the Global Card Services unsecured consumer lending portfolio and the dealer financial services portfolio were offset by securities-based lending growth and product transfers from U.S. commercial. For the three and six months ended June 30, 2011, net charge-offs decreased $513 million and $1.1 billion to $366 million and $891 million, or 1.64 percent and 2.00 percent of total average direct/indirect loans compared to 3.58 percent and 4.02 percent for the same periods in the prior year. This decrease was primarily driven by improvements in delinquencies, collections and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings. An additional driver was lower net charge-offs in the dealer financial services portfolio due to the impact of higher credit quality originations and higher resale values.
     For the three and six months ended June 30, 2011, net charge-offs in the unsecured consumer lending portfolio decreased $450 million and $933 million to $294 million and $691 million, or 11.27 percent and 12.55 percent of total average unsecured consumer lending loans compared to 18.28 percent and 18.92 percent for the same periods in the prior year. For the three and six months ended June 30, 2011, net charge-offs in the dealer financial services portfolio decreased $40 million and $110 million to $44 million and $147 million, or 0.43 percent and 0.71 percent of total average dealer financial services loans compared to 0.73 percent and 1.12 percent for the same periods in the prior year. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $698 million compared to $1.9 billion at December 31, 2010 due to improvements in both the unsecured consumer lending and dealer financial services portfolios.

     Table 41 presents certain state concentrations for the direct/indirect consumer loan portfolio.
Table 41
Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30	December 31	June 30	December 31	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

California	$11,149	$10,558	$96	$132	$54	$154	$136	$361
Texas	7,876	7,885	57	78	25	67	70	155
Florida	7,045	6,725	58	80	30	90	84	208
New York	5,148	4,770	44	56	22	49	49	106
Georgia	2,802	2,814	39	44	14	33	35	75
Other U.S./Non-U.S.	56,238	57,556	516	668	221	486	517	1,083

Total direct/indirect loan portfolio	$90,258	$90,308	$810	$1,058	$366	$879	$891	$1,988

Other Consumer
     At June 30, 2011, approximately 65 percent of the $2.8 billion other consumer portfolio was associated with portfolios from certain consumer finance businesses that we previously exited and is included in All Other. The remainder consisted of the non-U.S. consumer loan portfolio, most of which we previously exited and is largely in Global Card Services and deposit overdrafts in Deposits.
Consumer Loans Accounted for Under the Fair Value Option
     Outstanding consumer loans accounted for under the fair value option were $5.2 billion at June 30, 2011 and represent $4.0 billion of discontinued real estate loans and $1.2 billion of residential mortgage loans consolidated in connection with the Assured Guaranty Settlement in the second quarter of 2011. For more information on the Assured Guaranty Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51. This portfolio is managed as part of our Legacy Asset Servicing portfolio and is included in CRES. We recorded net losses of $100 million resulting from changes in the fair value of the loan portfolio during the three months ended June 30, 2011. These amounts were primarily attributable to changes in instrument-specific credit risk and were recorded in other income and offset by gains recorded on the related debt.
Nonperforming Consumer Loans and Foreclosed Properties Activity
     Table 42 presents nonperforming consumer loans and foreclosed properties activity for the three and six months ended June 30, 2011 and 2010. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio or loans which we account for under the fair value option. For further information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. Nonperforming loans declined $978 million and $1.4 billion during the three and six months ended June 30, 2011. Delinquency inflows to nonaccrual loans, which slowed due to favorable portfolio trends, were more than offset by charge-offs, nonperforming loans returning to performing status, and paydowns and payoffs.
     The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the estimated property value for estimated costs to sell, is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At June 30, 2011, $15.1 billion, or 71 percent, of the nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less estimated costs to sell, including $13.3 billion of nonperforming loans 180 days or more past due and $1.8 billion of foreclosed properties.
     Foreclosed properties increased $466 million and $548 million during the three and six months ended June 30, 2011 due in part to $158 million of foreclosed properties consolidated in connection with the Assured Guaranty Settlement in the second quarter of 2011. For more information on the Assured Guaranty Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date. However, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Net changes to foreclosed properties related to PCI loans were an increase of $159 million and $250 million for the three and six months ended June 30, 2011 compared to $272 million and $355 million for the same periods in 2010. Not included in foreclosed properties at June 30, 2011 was $1.4 billion of real estate that we acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. Foreclosures were temporarily halted in October 2010 as we began a review of our foreclosure processes. We have resumed foreclosure sales in all non-judicial states; however, while we have recently resumed foreclosure proceedings in nearly all judicial states, our progress on foreclosure sales in judicial states has been significantly slower than in non-judicial states. We have also not yet resumed foreclosure sales for certain types of customers, including those in bankruptcy and those with FHA-insured loans, although we have resumed foreclosure proceedings with respect to these types of customers. The implementation of changes in procedures and controls, including loss mitigation procedures related to our ability to recover on FHA insurance-related claims, as well as governmental, regulatory and judicial actions, may result in continuing delays in foreclosure proceedings and foreclosure sales, as well as creating obstacles to the collection of certain fees and expenses, in both judicial and non-judicial foreclosures. For more information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 60.
Restructured Loans
     Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance under revised payment terms for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the Countrywide PCI loan portfolio, are included in Table 42.
     As a result of accounting guidance on PCI loans, beginning January 1, 2010, modifications of loans in the PCI loan portfolio do not result in removal of the loan from the PCI loan pool. TDRs in the consumer real estate portfolio that were removed from the PCI loan portfolio prior to the adoption of this accounting guidance were $2.0 billion and $2.1 billion at June 30, 2011 and December 31, 2010, of which $465 million and $426 million were nonperforming. These nonperforming loans are excluded from Table 42.

     Nonperforming consumer real estate TDRs, included in Table 42, as a percentage of total nonperforming consumer loans and foreclosed properties, increased to 20 percent at June 30, 2011 from 16 percent at December 31, 2010.
Table 42
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010

Nonperforming loans
Balance, beginning of period	$20,456	$21,557	$20,854	$20,839

Additions to nonperforming loans:
New nonaccrual loans (2)	4,044	5,409	8,171	12,465
Reductions in nonperforming loans:
Paydowns and payoffs	(1,003)	(528)	(1,782)	(1,153)
Returns to performing status (3)	(1,311)	(1,816)	(2,651)	(4,337)
Charge-offs (4)	(2,300)	(2,607)	(4,320)	(5,524)
Transfers to foreclosed properties	(408)	(331)	(794)	(606)

Total net additions (reductions) to nonperforming loans	(978)	127	(1,376)	845

Total nonperforming loans, end of period (5)	19,478	21,684	19,478	21,684

Foreclosed properties
Balance, beginning of period	1,331	1,388	1,249	1,428

Additions to foreclosed properties:
New foreclosed properties (6)	930	847	1,536	1,396
Reductions in foreclosed properties:
Sales	(416)	(453)	(875)	(996)
Write-downs	(48)	(38)	(113)	(84)

Total net additions to foreclosed properties	466	356	548	316

Total foreclosed properties, end of period	1,797	1,744	1,797	1,744

Nonperforming consumer loans and foreclosed properties, end of period	$21,275	$23,428	$21,275	$23,428

Nonperforming consumer loans as a percentage of outstanding consumer loans (7)	3.08%	3.34%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties (7)	3.35	3.60

(1)	Balances do not include nonperforming LHFS of $835 million and $1.3 billion at June 30, 2011 and 2010.

(2)	The six months ended June 30, 2010 includes $448 million of nonperforming loans as a result of the consolidation of variable interest entities.

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

(5)	At June 30, 2011, 68 percent of nonperforming loans 180 days or more past due and were written down through charge-offs to 67 percent of the unpaid principal balance.

(6)
Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all gains and losses in value are recorded in noninterest expense. New foreclosed properties in the table above are net of $99 million and $187 million of charge-offs for the three months ended June 30, 2011 and 2010, recorded during the first 90 days after transfer. For the six months ended June 30, 2011 and 2010, new foreclosed properties in the table above are net of $160 million and $396 million of charge-offs, recorded during the first 90 days after transfer.

(7)	Outstanding consumer loans exclude loans accounted for under the fair value option.
     Table 43 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans in Table 42.
Table 43
Home Loans Troubled Debt Restructurings

	June 30, 2011			December 31, 2010
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing

Residential mortgage (1, 2)	$15,771	$3,949	$11,822	$11,788	$3,297	$8,491
Home equity (3)	1,815	473	1,342	1,721	541	1,180
Discontinued real estate (4)	397	206	191	395	206	189

Total home loans troubled debt restructurings	$17,983	$4,628	$13,355	$13,904	$4,044	$9,860

(1)
Residential mortgage TDRs deemed collateral dependent totaled $3.9 billion and $3.2 billion, and included $1.3 billion and $921 million of loans classified as nonperforming and $2.6 billion and $2.3 billion of loans classified as performing at June 30, 2011 and December 31, 2010.

(2)	Residential mortgage performing TDRs included $5.1 billion and $2.5 billion of loans that were fully-insured at June 30, 2011 and December 31, 2010.

(3)
Home equity TDRs deemed collateral dependent totaled $787 million and $796 million, and included $216 million and $245 million of loans classified as nonperforming and $571 million and $551 million of loans classified as performing at June 30, 2011 and December 31, 2010.

(4)
Discontinued real estate TDRs deemed collateral dependent totaled $227 million and $213 million, and included $110 million and $97 million of loans classified as nonperforming and $117 million and $116 million as performing at June 30, 2011 and December 31, 2010.

     We also work with customers that are experiencing financial difficulty by renegotiating credit card, consumer lending and small business loans (the renegotiated TDR portfolio), while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all renegotiated portfolio modifications are considered to be TDRs. The renegotiated TDR portfolio may include modifications, both short- and long-term, of interest rates or payment amounts or a combination of interest rates and payment amounts. We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded from Table 42 as we do not generally classify consumer non-real estate loans as nonperforming. At June 30, 2011, our renegotiated TDR portfolio was $9.8 billion, of which $7.6 billion was current or less than 30 days past due under the modified terms compared to $12.1 billion at December 31, 2010, of which $9.2 billion was current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by lower new program enrollments as well as attrition throughout the first half of 2011. For more information on the renegotiated TDR portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Commercial Portfolio Credit Risk Management
     Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 48, 53, 57 and 58 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.
     For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Commercial Portfolio Credit Risk Management on page 83 in the MD&A of the Corporation’s 2010 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Commercial Credit Portfolio
     During the three and six months ended June 30, 2011, commercial loans continued to show stabilization relative to prior periods. Regional economic conditions, client demand and enterprise-wide initiatives drove non-U.S. commercial loan growth in both loans and trade finance. Commercial real estate loans declined in the second quarter of 2011 compared to December 31, 2010 as net paydowns outpaced new originations and renewals, as well as charge-offs, particularly in higher risk portfolios. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $1.1 billion for the six months ended June 30, 2011 compared to December 31, 2010 due to continued growth across the portfolio, net of securities-based lending loans that were transferred to the consumer portfolio in the first quarter of 2011.
     Reservable criticized balances, net charge-offs and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined during the second quarter of 2011 compared to December 31, 2010. Commercial real estate continued to show signs of stabilization during the six months ended June 30, 2011 compared to December 31, 2010 in both the homebuilder and non-homebuilder portfolios. However, levels of stressed commercial real estate loans remain elevated. The reductions in reservable criticized and non-performing loans, leases and foreclosed property were primarily in the commercial real estate and U.S. commercial portfolios. The reduction in U.S. commercial was driven by broad-based improvements in terms of clients, industries and lines of business. Most other credit indicators across the remaining commercial portfolios have also improved.

     Table 44 presents our commercial loans and leases, and related credit quality information at June 30, 2011 and December 31, 2010.
Table 44
Commercial Loans and Leases

					Accruing Past Due 90
	Outstandings		Nonperforming		Days or More
	June 30	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

U.S. commercial	$176,677	$175,586	$2,767	$3,453	$83	$236
Commercial real estate (1)	44,028	49,393	5,051	5,829	45	47
Commercial lease financing	21,391	21,942	23	117	22	18
Non-U.S. commercial	42,929	32,029	108	233	3	6

	285,025	278,950	7,949	9,632	153	307
U.S. small business commercial (2)	13,929	14,719	156	204	257	325

Commercial loans excluding loans accounted for under the fair value option	298,954	293,669	8,105	9,836	410	632
Loans accounted for under the fair value option (3)	4,403	3,321	126	30	-	-

Total commercial loans and leases	$303,357	$296,990	$8,231	$9,866	$410	$632

(1)	Includes U.S. commercial real estate loans of $41.7 billion and $46.9 billion and non-U.S. commercial real estate loans of $2.3 billion and $2.5 billion at June 30, 2011 and December 31, 2010.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.6 billion at both June 30, 2011 and December 31, 2010, non-U.S. commercial loans of $2.8 billion and $1.7 billion and commercial real estate loans of $11 million and $79 million at June 30, 2011 and December 31, 2010. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

     Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases were 2.71 percent and 3.32 percent (2.71 percent and 3.35 percent excluding loans accounted for under the fair value option) at June 30, 2011 and December 31, 2010. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases were 0.14 percent and 0.21 percent (0.14 percent and 0.22 percent excluding loans accounted for under the fair value option) at June 30, 2011 and December 31, 2010.
     Table 45 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2011 and 2010. Commercial real estate net charge-offs during the three and six months ended June 30, 2011 declined in both the homebuilder and non-homebuilder portfolios.
Table 45
Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

U.S. commercial	$60	$179	$39	$465	0.14%	0.41%	0.05%	0.52%
Commercial real estate	163	645	451	1,260	1.43	4.03	1.93	3.83
Commercial lease financing	(8)	(3)	(7)	18	(0.15)	(0.06)	(0.06)	0.17
Non-U.S. commercial	13	66	116	91	0.13	0.98	0.64	0.68

	228	887	599	1,834	0.32	1.23	0.43	1.26
U.S. small business commercial	275	528	587	1,130	7.78	12.94	8.24	13.59

Total commercial	$503	$1,415	$1,186	$2,964	0.68	1.86	0.81	1.92

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
     Table 46 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which the Corporation is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $10.3 billion at June 30, 2011 compared to December 31, 2010 driven primarily by reductions in derivative assets, LHFS, debt securities and SBLCs, partially offset by an increase in loans and leases.
     Total commercial utilized credit exposure decreased $13.7 billion at June 30, 2011 compared to December 31, 2010. Utilized loans and leases increased as growth in our international franchise was partially offset by run-off in the commercial real estate portfolio and the transfer of securities-based lending exposures from our U.S. commercial portfolio to the consumer portfolio in the first quarter of 2011. The utilization rate for loans and leases, letters of credit and financial guarantees, and bankers’ acceptances was 57 percent at both June 30, 2011 and December 31, 2010.

Table 46
Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
	June 30	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Loans and leases	$303,357	$296,990	$273,554	$272,172	$576,911	$569,162
Derivative assets (4)	66,598	73,000	-	-	66,598	73,000
Standby letters of credit and financial guarantees (5)	58,951	62,745	2,624	1,511	61,575	64,256
Debt securities and other investments (6)	6,619	10,216	5,053	4,546	11,672	14,762
Loans held-for-sale	6,186	10,380	94	242	6,280	10,622
Commercial letters of credit	2,820	2,654	1,693	1,179	4,513	3,833
Bankers’ acceptances	1,481	3,706	31	23	1,512	3,729
Foreclosed properties and other	709	731	-	-	709	731

Total commercial credit exposure	$446,721	$460,422	$283,049	$279,673	$729,770	$740,095

(1)
Total commercial utilized exposure at June 30, 2011 and December 31, 2010 includes loans and issued letters of credit accounted for under the fair value option including loans outstanding of $4.4 billion and $3.3 billion and letters of credit with a notional value of $1.2 billion and $1.4 billion.

(2)	Total commercial unfunded exposure at June 30, 2011 and December 31, 2010 includes loan commitments accounted for under the fair value option with a notional value of $26.8 billion and $25.9 billion.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are accounted for under the fair value option, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $58.8 billion and $58.3 billion at June 30, 2011 and December 31, 2010. Not reflected in utilized and committed exposure is additional derivative collateral held of $15.7 billion and $17.7 billion which consists primarily of other marketable securities.

(5)	Excludes $362 million of Other Letters of Credit at June 30, 2011.

(6)	Total commercial committed exposure consists of $11.7 billion and $14.2 billion of debt securities and $0 and $590 million of other investments at June 30, 2011 and December 31, 2010.
     Table 47 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. In addition to reservable loans and leases, excluding those accounted for under the fair value option, exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Total commercial utilized reservable criticized exposure decreased $7.5 billion, or 18 percent, at June 30, 2011 compared to December 31, 2010, due to decreases across all portfolios, primarily commercial real estate and U.S. commercial driven largely by continued paydowns and payoffs, charge-offs and ratings upgrades outpacing downgrades. Despite the improvements, utilized reservable criticized levels remain elevated, particularly in commercial real estate and U.S. small business commercial. At June 30, 2011, approximately 87 percent of commercial utilized reservable criticized exposure was secured compared to 88 percent at December 31, 2010.
Table 47
Commercial Utilized Reservable Criticized Exposure

	June 30, 2011		December 31, 2010
(Dollars in millions)	Amount	Percent (1)	Amount	Percent (1)

U.S. commercial	$13,895	6.08%	$17,195	7.44%
Commercial real estate	16,781	35.58	20,518	38.88
Commercial lease financing	1,001	4.68	1,188	5.41
Non-U.S. commercial	1,934	3.87	2,043	5.01

	33,611	9.69	40,944	11.81
U.S. small business commercial	1,499	10.75	1,677	11.37

Total commercial utilized reservable criticized exposure	$35,110	9.73	$42,621	11.80

(1)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.
U.S. Commercial
     At June 30, 2011, 57 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Commercial Banking and 26 percent in GBAM. The remaining 17 percent was mostly in GWIM (business-purpose loans for wealthy clients). U.S. commercial loans, excluding loans accounted for under the fair value option, increased $1.1 billion due to continued growth across the portfolio compared to December 31, 2010, net of securities-based lending loans that were transferred to the consumer portfolio in the first quarter of 2011. Compared to December 31, 2010, reservable criticized balances and nonperforming loans and leases declined $3.3 billion and $686 million. The declines were broad-based in terms of clients and industries and were driven by improved client credit profiles and liquidity. Net charge-offs decreased $119 million and $426 million for the three and six months ended June 30, 2011 compared to the same periods in 2010.

Commercial Real Estate
     The commercial real estate portfolio is predominantly managed in Global Commercial Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans decreased $5.4 billion at June 30, 2011 compared to December 31, 2010 due to paydowns, which outpaced new originations and renewals. The portfolio remains diversified across property types and geographic regions. California represents the largest state concentration at 19 percent of commercial real estate loans and leases at both June 30, 2011 and December 31, 2010. For more information on geographic and property concentrations, refer to Table 48.
     Credit quality for commercial real estate is showing signs of stabilization; however, we expect that elevated unemployment and ongoing pressure on vacancy and rental rates will continue to affect primarily the non-homebuilder portfolio. Nonperforming commercial real estate loans and foreclosed properties decreased 13 percent compared to December 31, 2010, split evenly across the homebuilder and non-homebuilder portfolios. The decline in nonperforming loans and foreclosed properties in the non-homebuilder portfolio was driven by decreases in the land and land development and office property types. Reservable criticized balances declined by $3.7 billion primarily due to declines in the shopping centers/retail, office and multi-family rental segments in the non-homebuilder portfolio and stabilization in the homebuilder portfolio. For the three and six months ended June 30, 2011, net charge-offs decreased $482 million and $809 million compared to the same periods in 2010 due to improvement in both the homebuilder and non-homebuilder portfolio.
     Table 48 presents outstanding commercial real estate loans by geographic region which is based on the geographic location of the collateral and property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate which is dependent on the sale or lease of the real estate as the primary source of repayment.
Table 48
Outstanding Commercial Real Estate Loans

	June 30	December 31
(Dollars in millions)	2011	2010

By Geographic Region
California	$8,287	$9,012
Northeast	6,714	7,639
Southwest	5,520	6,169
Southeast	5,343	5,806
Midwest	4,745	5,301
Florida	3,085	3,649
Midsouth	2,283	2,627
Illinois	2,272	2,811
Northwest	2,004	2,243
Non-U.S.	2,326	2,515
Other (1)	1,460	1,701

Total outstanding commercial real estate loans (2)	$44,039	$49,473

By Property Type
Office	$8,550	$9,688
Multi-family rental	6,695	7,721
Shopping centers/retail	6,495	7,484
Industrial/warehouse	4,597	5,039
Multi-use	3,913	4,266
Homebuilder (3)	3,202	4,299
Hotels/motels	2,620	2,650
Land and land development	2,052	2,376
Other (4)	5,915	5,950

Total outstanding commercial real estate loans (2)	$44,039	$49,473

(1)
Includes unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

(2)	Includes commercial real estate loans accounted for under the fair value option of $11 million and $79 million at June 30, 2011 and December 31, 2010.

(3)	Homebuilder includes condominiums and residential land.

(4)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.
     For the three and six months ended June 30, 2011, we continued to see stabilization in the homebuilder portfolio. Certain portions of the non-homebuilder portfolio remain at risk as occupancy rates, rental rates and commercial property prices remain under pressure. We have adopted a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of alternative resolution methods to achieve best results for our customers and the Corporation.

     Tables 49 and 50 present commercial real estate credit quality data by non-homebuilder and homebuilder property types. The homebuilder portfolio includes condominiums and other residential real estate. Other property types represent loans to borrowers whose primary business is commercial real estate, but the exposure is secured by another property or is unsecured.
Table 49
Commercial Real Estate Credit Quality Data

	Nonperforming Loans and		Utilized Reservable
	Foreclosed Properties (1)		Criticized Exposure (2)
	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010

Commercial real estate – non-homebuilder
Office	$957	$1,061	$3,350	$3,956
Multi-family rental	505	500	2,360	2,940
Shopping centers/retail	919	1,000	2,111	2,837
Industrial/warehouse	461	420	1,885	1,878
Multi-use	431	483	1,185	1,316
Hotels/motels	168	139	1,189	1,191
Land and land development	590	820	1,060	1,420
Other	179	168	1,386	1,604

Total non-homebuilder	4,210	4,591	14,526	17,142
Commercial real estate – homebuilder	1,520	1,963	2,255	3,376

Total commercial real estate	$5,730	$6,554	$16,781	$20,518

(1)	Includes commercial foreclosed properties of $678 million and $725 million at June 30, 2011 and December 31, 2010.

(2)	Includes loans, excluding those accounted for under the fair value option, SBLCs and bankers’ acceptances.
Table 50
Commercial Real Estate Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Commercial real estate – non-homebuilder
Office	$(10)	$130	$24	$193	(0.46)%	4.53%	0.54%	3.28%
Multi-family rental	20	52	29	87	1.14	1.92	0.80	1.60
Shopping centers/retail	22	78	110	165	1.25	3.30	3.09	3.46
Industrial/warehouse	6	16	26	40	0.49	1.08	1.10	1.39
Multi-use	13	51	22	88	1.29	3.93	1.10	3.27
Hotels/motels	3	11	11	24	0.48	1.03	0.86	0.84
Land and land development	42	70	92	173	7.85	9.27	8.35	11.24
Other	(4)	59	(2)	151	(0.23)	3.02	(0.11)	4.12

Total non-homebuilder	92	467	312	921	0.87	3.23	1.45	3.10
Commercial real estate – homebuilder	71	178	139	339	8.30	11.78	7.57	10.60

Total commercial real estate	$163	$645	$451	$1,260	1.43	4.03	1.93	3.83

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
     At June 30, 2011, total committed non-homebuilder exposure was $58.5 billion compared to $64.2 billion at December 31, 2010, with the decrease due to exposure reductions in almost all non-homebuilder property types. Non-homebuilder nonperforming loans and foreclosed properties were $4.2 billion and $4.6 billion at June 30, 2011 and December 31, 2010, which represented 10.20 percent and 10.08 percent of total non-homebuilder loans and foreclosed properties. Non-homebuilder utilized reservable criticized exposure decreased to $14.5 billion, or 33.20 percent, at June 30, 2011 compared to $17.1 billion, or 35.55 percent, at December 31, 2010. The decrease in reservable criticized exposure was driven primarily by shopping centers/retail, office and multi-family rental properties. For the non-homebuilder portfolio, net charge-offs decreased $375 million and $609 million for the three and six months ended June 30, 2011 compared to the same periods in 2010, due in part to net recoveries of $10 million and $4 million in the office and other properties.
     At June 30, 2011, we had committed homebuilder exposure of $4.6 billion compared to $6.0 billion at December 31, 2010, of which $3.2 billion and $4.3 billion were funded secured loans. The decline in homebuilder committed exposure was due to repayments, net charge-offs, reductions in new home construction and continued risk mitigation initiatives. At June 30, 2011, homebuilder nonperforming loans and foreclosed properties declined $443 million compared to December 31, 2010 due to repayments, a decline in the volume of loans being downgraded to nonaccrual status and net charge-offs. Homebuilder utilized reservable criticized exposure decreased by $1.1 billion to $2.3 billion due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the homebuilder portfolio were 44.15 percent and 66.13 percent at June 30, 2011 compared to 42.80 percent and 74.27 percent at December 31, 2010. Net charge-offs for the homebuilder portfolio decreased $107 million and $200 million for the three and six months ended June 30, 2011 compared to the same periods in 2010.
     At June 30, 2011 and December 31, 2010, the commercial real estate loan portfolio included $15.2 billion and $19.1 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. This portfolio is mostly secured and diversified across property types and geographic regions but faces continuing challenges in the housing and rental markets. Weak rental demand and cash flows along with depressed property valuations have resulted in elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties and net charge-offs. Reservable criticized construction and land development loans totaled $8.2 billion and $10.5 billion, and nonperforming construction and land development loans and foreclosed properties totaled $3.2 billion and $4.0 billion at June 30, 2011 and December 31, 2010. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. Loans continue to be classified as construction loans until they are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Non-U.S. Commercial
     The non-U.S. commercial loan portfolio is managed primarily in GBAM. Outstanding loans, excluding loans accounted for under the fair value option, increased $10.9 billion from December 31, 2010 primarily due to regional economic conditions and client demand driving growth in both loans and trade finance, with the growth centered in Asia and Europe, the Middle East and Africa (EMEA). Net charge-offs decreased $53 million and increased $25 million for the three and six months ended June 30, 2011 compared to the same periods in 2010 due primarily to certain credits related to Merrill Lynch. For additional information on the non-U.S. commercial portfolio, refer to Non-U.S. Portfolio on page 103.
U.S. Small Business Commercial
     The U.S. small business commercial loan portfolio is comprised of business card and small business loans managed in Global Card Services and Global Commercial Banking. U.S. small business commercial net charge-offs decreased $253 million and $543 million for the three and six months ended June 30, 2011 compared to the same periods in 2010 driven by improvements in delinquency, collections, and bankruptcies resulting from an improved economic environment as well as the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs for the three and six months ended June 30, 2011, 73 percent and 74 percent were credit card-related products compared to 79 percent for both of the same periods in 2010.
Commercial Loans Accounted for Under the Fair Value Option
     The portfolio of commercial loans accounted for under the fair value option is managed primarily in GBAM. Outstanding commercial loans accounted for under the fair value option increased $1.1 billion to an aggregate fair value of $4.4 billion at June 30, 2011 compared to December 31, 2010 due primarily to increased corporate borrowings under bank credit facilities. We recorded net gains of $50 million and $222 million resulting from new originations, loans being paid off at par value and changes in the fair value of the loan portfolio during the three and six months ended June 30, 2011 compared to net losses of $256 million and $140 million for the same periods in 2010. These amounts were primarily attributable to changes in instrument-specific credit risk and were recorded in other income.
     In addition, unfunded lending commitments and letters of credit had an aggregate fair value of $773 million and $866 million at June 30, 2011 and December 31, 2010 and were recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option were $28.0 billion and $27.3 billion at June 30, 2011 and December 31, 2010. Net gains (losses) resulting from new originations, terminations and changes in the fair value of commitments and letters of credit of $(151) million and $0 were recorded during the three and six months ended June 30, 2011 compared to net gains (losses) of $(11) million and $60 million for the same periods in 2010. These amounts were primarily attributable to changes in instrument-specific credit risk and were recorded in other income.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
     Table 51 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2011 and 2010. Nonperforming loans and leases decreased $1.0 billion and $1.7 billion during the three and six months ended June 30, 2011 to $8.1 billion compared to $9.8 billion at December 31, 2010 driven by paydowns, payoffs and charge-offs. Approximately 96 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 51 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 72 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less estimated costs to sell.
Table 51
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010

Nonperforming loans and leases, beginning of period	$9,131	$12,060	$9,836	$12,703

Additions to nonperforming loans and leases:
New nonaccrual loans and leases	1,042	2,256	2,341	4,137
Advances	52	62	119	145
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(1,023)	(1,148)	(1,787)	(1,919)
Sales	(141)	(256)	(388)	(426)
Returns to performing status (3)	(362)	(404)	(682)	(727)
Charge-offs (4)	(290)	(870)	(778)	(1,826)
Transfers to foreclosed properties	(241)	(205)	(441)	(524)
Transfers to loans held-for-sale	(63)	(82)	(115)	(150)

Total net reductions to nonperforming loans and leases	(1,026)	(647)	(1,731)	(1,290)

Total nonperforming loans and leases, June 30	8,105	11,413	8,105	11,413

Foreclosed properties, beginning of period	725	920	725	777

Additions to foreclosed properties:
New foreclosed properties	130	119	261	379
Reductions in foreclosed properties:
Sales	(151)	(253)	(271)	(346)
Write-downs	(26)	(29)	(37)	(53)

Total net additions to foreclosed properties	(47)	(163)	(47)	(20)

Total foreclosed properties, June 30	678	757	678	757

Nonperforming commercial loans, leases and foreclosed properties, June 30	$8,783	$12,170	$8,783	$12,170

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	2.71%	3.77%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	2.93	4.01

(1)	Balances do not include nonperforming LHFS of $1.3 billion and $2.7 billion at June 30, 2011 and 2010.

(2)	Includes U.S. small business commercial activity.

(3)
Commercial loans and leases may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after a sustained period of demonstrated payment performance.

(4)	Business card loans are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from this table.

(5)	Outstanding commercial loans and leases exclude loans accounted for under the fair value option.
     Table 52 presents commercial TDRs by product type and status. U.S. small business commercial TDRs are comprised of renegotiated business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due.
Table 52
Commercial Troubled Debt Restructurings

	June 30, 2011			December 31, 2010
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing

U.S. commercial	$532	$348	$184	$356	$175	$181
Commercial real estate	1,027	868	159	815	770	45
Non-U.S. commercial	88	40	48	19	7	12
U.S. small business commercial	521	-	521	688	-	688

Total commercial troubled debt restructurings	$2,168	$1,256	$912	$1,878	$952	$926

Industry Concentrations
     Table 53 on page 101 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. The decline in commercial committed exposure of $10.3 billion from December 31, 2010 to June 30, 2011, was broad-based across most industries.

     Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits, as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.
     Diversified financials, our largest industry concentration, experienced a decrease in committed exposure of $4.2 billion, or five percent, at June 30, 2011 compared to December 31, 2010. This decrease was driven primarily by reduced exposures in consumer finance along with asset managers, regulated funds and broker/dealers.
     Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $4.9 billion, or seven percent, at June 30, 2011 compared to December 31, 2010 due primarily to net paydowns which outpaced new originations and renewals, as well as charge-offs. Real estate construction and land development exposure represented 24 percent of the total real estate industry committed exposure at June 30, 2011, down from 27 percent at December 31, 2010. For more information on the commercial real estate and related portfolios, refer to Commercial Real Estate on page 96.
     Committed exposure in the banking industry increased $5.8 billion, or 20 percent, at June 30, 2011 compared to December 31, 2010 which was primarily due to increases in international loan exposure as a result of momentum from regional economies and growth initiatives in foreign markets. The increase in committed exposure in the energy industry of $3.5 billion, or 13 percent, at June 30, 2011 compared to December 31, 2010 was primarily due to growth in foreign loan exposure. Other committed exposure decreased $9.9 billion, or 58 percent, at June 30, 2011 compared to December 31, 2010 due to reductions primarily in traded products exposure.
     The Corporation’s committed state and municipal exposure of $46.3 billion at June 30, 2011 consisted of $33.8 billion of commercial utilized exposure (including $18.8 billion of funded loans, $12.6 billion of SBLCs and $2.4 billion of derivative assets), and unutilized commercial exposure of $12.5 billion (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry presented in Table 53. Economic conditions continue to impact debt issued by state and local municipalities and certain exposures to these municipalities. While historically default rates were low, stress on the municipalities’ financials due to the economic downturn has increased the potential for defaults in the near term. As part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications surrounding certain at-risk counterparties and/or sectors are regularly circulated ensuring exposure levels are in compliance with established concentration guidelines.
Monoline and Related Exposure
     Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $51 million at both June 30, 2011 and December 31, 2010.
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
     We also have indirect exposure to monolines, primarily in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51, and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
     Monoline derivative credit exposure at June 30, 2011 had a notional value of $35.6 billion compared to $38.4 billion at December 31, 2010. Mark-to-market monoline derivative credit exposure was $8.7 billion at June 30, 2011 compared to $9.2 billion at December 31, 2010 with the decrease driven by positive valuation adjustments on legacy assets and terminated monoline contracts. The counterparty credit valuation adjustment related to monoline derivative exposure was $5.7 billion at June 30, 2011 compared to $5.3 billion December 31, 2010. This adjustment reduced our net mark-to-market exposure to $3.1 billion at June 30, 2011 compared to $3.9 billion at December 31, 2010 and covered 65 percent of the mark-to-market exposure at June 30, 2011, up from 57 percent at December 31, 2010. At June 30, 2011, approximately

52 percent of this exposure was related to one monoline compared to approximately 62 percent at December 31, 2010. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, see GBAM on page 42.
     We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the ratings agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to the purchased insurance for recovery. Investments in securities issued by municipalities and corporations with purchased wraps at June 30, 2011 had a notional value of $1.6 billion compared to $2.4 billion at December 31, 2010. Mark-to-market investment exposure was $1.4 billion at June 30, 2011 compared to $2.2 billion at December 31, 2010.
Table 53
Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed
	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010

Diversified financials	$51,889	$55,196	$79,056	$83,248
Real estate (2)	53,597	58,531	67,093	72,004
Government and public education	42,153	44,131	58,027	59,594
Capital goods	23,880	21,940	46,822	46,087
Healthcare equipment and services	28,757	30,420	45,608	47,569
Retailing	25,530	24,660	45,604	43,950
Consumer services	23,195	24,759	37,735	39,694
Materials	17,696	15,873	35,831	33,046
Banks	32,005	26,831	35,461	29,667
Commercial services and supplies	20,740	20,056	31,344	30,517
Energy	12,661	9,765	29,817	26,328
Food, beverage and tobacco	14,697	14,777	28,920	28,126
Utilities	6,407	6,990	24,697	24,207
Insurance, including monolines	16,306	17,263	23,059	24,417
Individuals and trusts	16,249	18,278	20,498	22,899
Media	10,730	11,611	20,461	20,619
Transportation	11,778	12,070	18,129	18,436
Pharmaceuticals and biotechnology	4,998	3,859	12,152	11,009
Technology hardware and equipment	4,557	4,373	11,005	10,932
Religious and social organizations	8,087	8,409	10,319	10,823
Telecommunication services	3,890	3,823	10,096	9,321
Software and services	3,480	3,837	8,995	9,531
Consumer durables and apparel	4,329	4,297	8,938	8,836
Food and staples retailing	3,123	3,222	6,521	6,161
Automobiles and components	2,466	2,090	6,391	5,941
Other	3,521	13,361	7,191	17,133

Total commercial credit exposure by industry	$446,721	$460,422	$729,770	$740,095
Net credit default protection purchased on total commitments (3)			$(19,861)	$(20,118)

(1)	Includes U.S. small business commercial exposure.

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
     At June 30, 2011 and December 31, 2010, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $19.9 billion and $20.1 billion. The mark-to-market effects, including the cost of net credit default protection hedging our credit exposure, resulted in net losses of $12 million and $209 million during the three and six months ended June 30, 2011 compared to net gains (losses) of $181 million and $(23) million for the same periods in 2010.

     The average Value-at-Risk (VaR) for these credit derivative hedges was $47 million and $52 million during the three and six months ended June 30, 2011 compared to $57 million and $58 million for the same periods in 2010. The average VaR for the related credit exposure was $57 million and $55 million during the three and six months ended June 30, 2011 compared to $59 million and $61 million for the same periods in 2010. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VaR was $31 million and $35 million during for the three and six months ended June 30, 2011 compared to $42 million and $44 million for the same periods in 2010. Refer to Trading Risk Management on page 112 for a description of our VaR calculation for the market-based trading portfolio.
     Tables 54 and 55 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2011 and December 31, 2010. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative amount.
Table 54
Net Credit Default Protection by Maturity Profile

	June 30	December 31
	2011	2010

Less than or equal to one year	14%	14%
Greater than one year and less than or equal to five years	80	80
Greater than five years	6	6

Total net credit default protection	100%	100%

Table 55
Net Credit Default Protection by Credit Exposure Debt Rating (1)

(Dollars in millions)	June 30, 2011		December 31, 2010
	Net	Percent of	Net	Percent of
Ratings (2)	Notional	Total	Notional	Total

AA	$(313)	1.6%	$(188)	0.9%
A	(7,016)	35.3	(6,485)	32.2
BBB	(7,542)	38.0	(7,731)	38.4
BB	(1,659)	8.4	(2,106)	10.5
B	(1,381)	7.0	(1,260)	6.3
CCC and below	(756)	3.8	(762)	3.8
NR (3)	(1,194)	5.9	(1,586)	7.9

Total net credit default protection	$(19,861)	100.0%	$(20,118)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment-grade.

(3)
In addition to names that have not been rated, “NR” includes $(1.1) billion and $(1.5) billion in net credit default swaps index positions at June 30, 2011 and December 31, 2010. While index positions are principally investment-grade, credit default swaps indices include names in and across each of the ratings categories.

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
     Table 56 presents notional amounts that represent the total contract/notional amount of credit derivatives outstanding and include both purchased and written credit derivatives. The credit risk amounts are measured as the net replacement cost, in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. For information on the performance risk of our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

     The credit risk amounts discussed on page 102 and noted in Table 56 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 4 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing the Corporation’s overall exposure.
Table 56
Credit Derivatives

	June 30, 2011		December 31, 2010
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk

Purchased credit derivatives:
Credit default swaps	$2,065,664	$15,029	$2,184,703	$18,150
Total return swaps/other	41,401	601	26,038	1,013

Total purchased credit derivatives	2,107,065	15,630	2,210,741	19,163

Written credit derivatives:
Credit default swaps	1,990,530	n/a	2,133,488	n/a
Total return swaps/other	40,788	n/a	22,474	n/a

Total written credit derivatives	2,031,318	n/a	2,155,962	n/a

Total credit derivatives	$4,138,383	$15,630	$4,366,703	$19,163

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
     During the three and six months ended June 30, 2011, credit valuation losses of $(592) million and $(450) million ($(151) million and $(624) million, net of hedges) compared to $(752) million and $(426) million ($(302) million and $(370) million, net of hedges) for the same periods in 2010 were recognized in trading account profits for counterparty credit risk related to derivative assets. For additional information on gains or losses related to the counterparty credit risk on derivative assets, refer to Note 4 – Derivatives to the Consolidated Financial Statements. For information on our monoline counterparty credit risk, see Collateralized Debt Obligation Exposure on page 44 and Monoline and Related Exposure on page 100.
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
     At June 30, 2011, the total cross-border exposure to the U.K., China and Japan was $30.9 billion, $25.4 billion and $22.7 billion, respectively. The U.K., China and Japan were the only countries where cross-border exposure exceeded one percent of our total assets, representing 1.37 percent, 1.13 percent and 1.01 percent of total assets. At June 30, 2011, the total cross-border exposure to France and Canada was $20.1 billion and $19.0 billion, representing 0.89 percent and 0.84 percent of total assets. France and Canada were the only other countries that had total cross-border exposure that exceeded 0.75 percent of our total assets at June 30, 2011.

     As presented in Table 57, non-U.S. exposure to borrowers or counterparties in emerging markets increased $9.6 billion to $74.7 billion at June 30, 2011 compared to $65.1 billion at December 31, 2010. The increase was primarily due to an increase in the Asia Pacific region. Non-U.S. exposure to borrowers or counterparties in emerging markets represented 28 percent and 25 percent of total non-U.S. exposure at June 30, 2011 and December 31, 2010.
Table 57
Selected Emerging Markets (1)

							Total
							Emerging	Increase
	Loans and					Local Country	Market	(Decrease)
	Leases, and			Securities/	Total Cross-	Exposure Net	Exposure at	From
	Loan	Other	Derivative	Other	border	of Local	June 30,	December 31,
(Dollars in millions)	Commitments	Financing (2)	Assets (3)	Investments (4)	Exposure (5)	Liabilities (6)	2011	2010

Region/Country
Asia Pacific
China	$2,534	$425	$990	$21,494	$25,443	$99	$25,542	$1,614
India	4,154	1,485	551	2,381	8,571	516	9,087	819
South Korea	873	1,255	401	2,105	4,634	1,774	6,408	1,129
Taiwan	472	78	74	603	1,227	1,519	2,746	891
Singapore	616	43	428	1,488	2,575	-	2,575	29
Hong Kong	518	396	178	1,056	2,148	287	2,435	393
Thailand	20	15	32	878	945	-	945	276
Malaysia	85	10	132	476	703	2	705	471
Indonesia	148	15	5	519	687	7	694	545
Other Asia Pacific (7)	226	92	53	381	752	-	752	421

Total Asia Pacific	9,646	3,814	2,844	31,381	47,685	4,204	51,889	6,588

Latin America
Brazil	1,254	375	407	3,213	5,249	1,848	7,097	1,291
Mexico	2,029	475	257	3,032	5,793	-	5,793	1,408
Chile	1,069	58	336	27	1,490	41	1,531	5
Peru	373	114	20	92	599	-	599	81
Other Latin America (7)	263	346	39	334	982	152	1,134	(403)

Total Latin America	4,988	1,368	1,059	6,698	14,113	2,041	16,154	2,382

Middle East and Africa
United Arab Emirates	1,088	30	126	85	1,329	-	1,329	153
Bahrain	79	1	4	1,001	1,085	2	1,087	(73)
South Africa	361	22	88	48	519	-	519	(52)
Other Middle East and Africa (7)	513	103	93	209	918	28	946	165

Total Middle East and Africa	2,041	156	311	1,343	3,851	30	3,881	193

Central and Eastern Europe
Russian Federation	819	117	12	187	1,135	11	1,146	610
Turkey	321	45	6	217	589	96	685	185
Other Central and Eastern Europe (7)	116	84	221	492	913	-	913	(340)

Total Central and Eastern Europe	1,256	246	239	896	2,637	107	2,744	455

Total emerging markets exposure	$17,931	$5,584	$4,453	$40,318	$68,286	$6,382	$74,668	$9,618

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. At June 30, 2011 and December 31, 2010, there was $526 million and $460 million in emerging markets exposure accounted for under the fair value option.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Derivative assets are accounted for under the fair value option and have been reduced by the amount of cash collateral applied of $1.1 billion and $1.2 billion at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, there were $226 million and $408 million of other marketable securities collateralizing derivative assets.

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

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure was $21.4 billion and $15.7 billion at June 30, 2011 and December 31, 2010. Local liabilities at June 30, 2011 in Asia Pacific, Latin America, and Middle East and Africa were $19.2 billion, $1.6 billion and $579 million, respectively, of which $8.8 billion was in Singapore, $2.6 billion in Hong Kong, $2.4 billion in China, $2.1 billion in India, $1.5 billion in Mexico, $1.0 billion in Korea, $949 million in Indonesia and $579 million in South Africa. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total non-U.S. exposure of more than $500 million.

     At June 30, 2011 and December 31, 2010, 69 percent and 70 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $6.6 billion primarily driven by an increase in loans and loan commitments in China and India and an increase in local country exposure in South Korea and Taiwan. The securities exposure in China includes our equity investment in CCB. For more information on our CCB investment, see the All Other discussion on page 49.
     At June 30, 2011 and December 31, 2010, 22 percent and 21 percent of the emerging markets exposure was in Latin America. Latin America emerging markets exposure increased $2.4 billion driven by an increase in securities in Brazil and Mexico related to liquidity and risk diversification management initiatives.
     At June 30, 2011 and December 31, 2010, five percent and six percent of the emerging markets exposure was in the Middle East and Africa. At June 30, 2011 and December 31, 2010, four percent and three percent of the emerging markets exposure was in Central and Eastern Europe.

     Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, are currently experiencing varying degrees of financial stress. Risks from the debt crisis in Europe could result in a disruption of the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Contagion fears expanded to Spain and Italy, and credit spreads widened further in European peripheral countries and European banks. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. On July 29, 2011, Moody’s placed Spain’s Aa2 sovereign credit rating on review for possible downgrade. Table 58 shows our direct sovereign and non-sovereign exposures, excluding consumer credit card exposure, in these countries at June 30, 2011. The total exposure to these countries was $16.7 billion at June 30, 2011 compared to $15.8 billion at December 31, 2010, of which $1.6 billion and $1.9 billion was total sovereign exposure. The total sovereign exposure amounts do not reflect net notional credit default protection purchased of $1.5 billion and $1.2 billion at June 30, 2011 and December 31, 2010. In addition to our direct sovereign and non-sovereign exposures set forth above, a significant deterioration of the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes, disruptions in capital markets, widening of credit spreads, loss of investor confidence in the financial services industry, a slowdown in global economic activity, and other adverse developments. For additional information on the debt crisis in Europe, refer to Item 1A. Risk Factors.
     Our non-sovereign exposures are comprised of exposure to corporations and financial institutions, or those entities that are non-governmental or are not owned or controlled by the government. Loans, derivatives and other financing exposures are not reduced by hedges, whereas securities and other investments are reduced by correlated hedges to the extent that there is an equal or greater amount of exposure on a single name basis. Derivative assets as presented in Table 58 are not offset by corresponding derivative liabilities but are offset only by cash collateral applied.
Table 58
Selected European Countries

							Total
	Loans and					Local Country	Non-U.S.
	Leases, and			Securities/	Total Cross-	Exposure Net	Exposure at
	Loan	Other	Derivative	Other	border	of Local	June 30,	Credit Default
(Dollars in millions)	Commitments	Financing (1)	Assets (2)	Investments (3)	Exposure (4)	Liabilities (5)	2011	Protection (6)

Greece
Sovereign	$-	$-	$-	$17	$17	$-	$17	$(7)
Non-sovereign	399	5	52	47	503	-	503	-

Total Greece	$399	$5	$52	$64	$520	$-	$520	$(7)

Ireland
Sovereign	$1	$-	$10	$25	$36	$-	$36	$-
Non-sovereign	1,625	570	304	298	2,797	-	2,797	(41)

Total Ireland	$1,626	$570	$314	$323	$2,833	$-	$2,833	$(41)

Italy
Sovereign	$28	$-	$1,320	$16	$1,364	$9	$1,373	$(1,361)
Non-sovereign	1,165	18	655	1,233	3,071	2,450	5,521	(252)

Total Italy	$1,193	$18	$1,975	$1,249	$4,435	$2,459	$6,894	$(1,613)

Portugal
Sovereign	$-	$-	$32	$-	$32	$-	$32	$(30)
Non-sovereign	280	22	6	80	388	-	388	-

Total Portugal	$280	$22	$38	$80	$420	$-	$420	$(30)

Spain
Sovereign	$27	$-	$39	$5	$71	$52	$123	$(64)
Non-sovereign	911	102	241	2,199	3,453	2,490	5,943	(14)

Total Spain	$938	$102	$280	$2,204	$3,524	$2,542	$6,066	$(78)

Total
Sovereign	$56	$-	$1,401	$63	$1,520	$61	$1,581	$(1,462)
Non-sovereign	4,380	717	1,258	3,857	10,212	4,940	15,152	(307)

Total selected European exposure	$4,436	$717	$2,659	$3,920	$11,732	$5,001	$16,733	$(1,769)

(1)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(2)
Derivative assets are accounted for under the fair value option and have been reduced by the amount of cash collateral applied of $3.1 billion at June 30, 2011. At June 30, 2011, there was $77 million of other marketable securities collateralizing derivative assets.

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

(5)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities of $957 million are subtracted from local exposures consistent with FFIEC reporting requirements. Of the $957 million applied for exposure reduction, $389 million was in Italy, $362 million in Ireland, $158 million in Spain and $48 million in Greece.

(6)	Represents net notional credit default protection purchased to hedge counterparty risk.

Provision for Credit Losses
     The provision for credit losses decreased $4.9 billion to $3.3 billion, and $10.8 billion to $7.1 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010. The provision for credit losses for the consumer portfolio decreased $3.4 billion to $3.8 billion, and $7.7 billion to $7.7 billion for the three and six months ended June 30, 2011 compared to the same periods in 2010 reflecting improving economic conditions and continued expectations of improving delinquency, collection and bankruptcy trends in the U.S. consumer credit card and unsecured consumer lending portfolios. Also contributing to the improvement were lower credit costs in the non-PCI consumer real estate loan portfolio due to improving portfolio trends. Partially offsetting these improvements was an increase in reserves of $412 million and $2.0 billion in the consumer PCI loan portfolios during the three and six months ended June 30, 2011 compared to $271 million and $1.1 billion in the same periods in 2010 reflecting further reductions in expected principal cash flows due primarily to our updated home price outlook based on further deterioration of HPI.
     The provision for credit losses for the commercial portfolio, including the provision for unfunded lending commitments, decreased $1.5 billion to a benefit of $523 million, and $3.1 billion to a benefit of $636 million for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to continued economic improvement and its impact on property values in the commercial real estate portfolio, continued expectations of improving delinquency and bankruptcy trends in the small business portfolio, and improved borrower credit profiles across the remainder of the portfolio.
Allowance for Credit Losses
Allowance for Loan and Lease Losses
     The allowance for loan and lease losses is comprised of two components as described below. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes LHFS and loans accounted for under the fair value option as the fair value adjustments include a credit risk component.
     The first component of the allowance for loan and lease losses covers nonperforming commercial loans and performing commercial loans that have been modified in a TDR, consumer real estate loans that have been modified in a TDR, renegotiated credit card, unsecured consumer and small business loans. These loans are subject to impairment measurement based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan’s observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolio is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring and prior to any risk-based or penalty-based increase in rate on the restructured loans. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.
     The second component of the allowance for loan and lease losses covers performing consumer and commercial loans and leases which have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty, large single name defaults, significant events which could disrupt financial markets and model imprecision. As of June 30, 2011, the loss forecast process resulted in reductions in the allowance for most consumer portfolios, particularly the credit card and other consumer portfolio segment.

     The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio segment, and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize the Corporation’s historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on the Corporation’s historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable; the industry in which the obligor operates; the obligor’s liquidity and other financial indicators; and other quantitative and qualitative factors relevant to the obligor’s credit risk. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment in considering the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, inherent uncertainty in models and other qualitative factors. As of June 30, 2011, the loan risk ratings and portfolio composition resulted in reductions in the allowance for all commercial portfolios.
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
     The allowance for loan and lease losses for the consumer portfolio as presented in Table 60 was $31.9 billion at June 30, 2011, a decrease of $2.8 billion from December 31, 2010. This decrease was primarily due to improving credit quality in the Global Card Services consumer portfolios. For the consumer PCI loan portfolios, updates to our expected principal cash flows resulted in an increase in reserves of $412 million and $2.0 billion for the three and six months ended June 30, 2011 in the discontinued real estate, home equity and residential mortgage portfolios.
     The allowance for loan and lease losses for the commercial portfolio was $5.4 billion at June 30, 2011, a $1.7 billion decrease from December 31, 2010. The decrease was driven by stabilization in the economy and its impact on property values in the commercial real estate portfolio, continued expectations of improving delinquencies in the U.S. small business commercial portfolio, primarily within Global Card Services, and stronger borrower credit profiles in the U.S. commercial portfolios as a result of improving economic conditions, primarily in Global Commercial Banking and GBAM.
     The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 4.00 percent at June 30, 2011 compared to 4.47 percent at December 31, 2010. The decrease in the ratio was mostly due to improved credit quality and economic conditions which led to the reserve reductions discussed above. The June 30, 2011 and December 31, 2010 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.24 percent at June 30, 2011 compared to 3.94 percent at December 31, 2010.

     Table 59 presents a rollforward of the allowance for credit losses for the three and six months ended June 30, 2011 and 2010.
Table 59
Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010

Allowance for loan and lease losses, beginning of period	$39,843	$46,835	$41,885	$47,988
Loans and leases charged off
Residential mortgage	(1,244)	(986)	(2,226)	(2,062)
Home equity	(1,332)	(1,813)	(2,614)	(4,280)
Discontinued real estate	(27)	(20)	(52)	(47)
U.S. credit card	(2,139)	(3,709)	(4,624)	(7,850)
Non-U.S. credit card	(498)	(989)	(949)	(1,663)
Direct/Indirect consumer	(552)	(1,130)	(1,292)	(2,502)
Other consumer	(56)	(88)	(111)	(164)

Total consumer charge-offs	(5,848)	(8,735)	(11,868)	(18,568)

U.S. commercial (1)	(440)	(811)	(893)	(1,783)
Commercial real estate	(299)	(659)	(641)	(1,289)
Commercial lease financing	(6)	(17)	(17)	(43)
Non-U.S. commercial	(14)	(84)	(114)	(124)

Total commercial charge-offs	(759)	(1,571)	(1,665)	(3,239)

Total loans and leases charged off	(6,607)	(10,306)	(13,533)	(21,807)

Recoveries of loans and leases previously charged off
Residential mortgage	140	15	217	22
Home equity	69	72	172	142
Discontinued real estate	1	1	6	7
U.S. credit card	208	192	419	370
Non-U.S. credit card	69	47	118	90
Direct/Indirect consumer	186	251	401	514
Other consumer	13	15	28	33

Total consumer recoveries	686	593	1,361	1,178

U.S. commercial (2)	105	104	267	188
Commercial real estate	136	14	190	29
Commercial lease financing	14	20	24	25
Non-U.S. commercial	1	18	(2)	33

Total commercial recoveries	256	156	479	275

Total recoveries of loans and leases previously charged off	942	749	1,840	1,453

Net charge-offs	(5,665)	(9,557)	(11,693)	(20,354)

Provision for loan and lease losses	3,260	8,105	7,176	17,704
Other	(126)	(128)	(56)	(83)

Allowance for loan and lease losses, June 30	37,312	45,255	37,312	45,255

Reserve for unfunded lending commitments, beginning of period	961	1,521	1,188	1,487
Provision for unfunded lending commitments	(5)	-	(107)	206
Other	(59)	(108)	(184)	(280)

Reserve for unfunded lending commitments, June 30	897	1,413	897	1,413

Allowance for credit losses, June 30	$38,209	$46,668	$38,209	$46,668

(1)
Includes U.S. small business commercial charge-offs of $304 million and $640 million for the three and six months ended June 30, 2011 compared to $554 million and $1.2 billion for the same periods in 2010.

(2)	Includes U.S. small business commercial recoveries of $29 million and $53 million for the three and six months ended June 30, 2011 compared to $26 million and $49 million for the same periods in 2010.

Table 59
Allowance for Credit Losses (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010

Loans and leases outstanding at June 30 (3)	$931,660	$952,279	$931,660	$952,279
Allowance for loan and lease losses as a percentage of total loans and leases and outstanding at June 30 (3)	4.00%	4.75%	4.00%	4.75%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at June 30	5.04	5.62	5.04	5.62
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (3)	1.82	2.89	1.82	2.89
Average loans and leases outstanding (3)	$929,408	$962,850	$932,352	$974,847
Annualized net charge-offs as a percentage of average loans and leases outstanding (3)	2.44%	3.98%	2.53%	4.21%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (3, 5)	135	137	135	137
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	1.64	1.18	1.58	1.10
Amounts included in allowance that are excluded from nonperforming loans (4)	$19,935	$24,338	$19,935	$24,338
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (4)	63.00%	63.20%	63.00%	63.20%

Excluding purchased credit-impaired loans: (6)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (3)	3.24%	4.37%	3.24%	4.37%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at June 30	3.95	5.09	3.95	5.09
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (3)	1.82	2.88	1.82	2.88
Annualized net charge-offs as a percentage of average loans and leases outstanding (3)	2.54	4.11	2.63	4.36
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (3, 5)	105	121	105	121
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	1.28	1.05	1.23	0.98

(3)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $9.6 billion and $3.9 billion at June 30, 2011 and 2010. Average loans accounted for under the fair value option were $9.1 billion and $6.4 billion for the three and six months ended June 30, 2011 compared to $4.2 billion and $4.4 billion for the same periods in 2010.

(4)	Amounts included in allowance that are excluded from nonperforming loans primarily includes amounts allocated to Global Card Services portfolios and PCI.

(5)	For more information on our definition of nonperforming loans, see pages 90 and 98.

(6)	Metrics exclude the impact of Countrywide consumer PCI loans and Merrill Lynch commercial PCI loans.

     For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 60 presents our allocation by product type.
Table 60
Allocation of the Allowance for Credit Losses by Product Type

	June 30, 2011			December 31, 2010
			Percent of			Percent of
			Loans and			Loans and
		Percent of	Leases		Percent of	Leases
(Dollars in millions)	Amount	Total	Outstanding (1)	Amount	Total	Outstanding (1)

Allowance for loan and lease losses
Residential mortgage	$5,845	15.66%	2.19%	$5,082	12.14%	1.97%
Home equity	13,111	35.14	10.03	12,887	30.77	9.34
Discontinued real estate	1,997	5.35	16.64	1,283	3.06	9.79
U.S. credit card	7,540	20.21	7.20	10,876	25.97	9.56
Non-U.S. credit card	1,771	4.75	6.80	2,045	4.88	7.45
Direct/Indirect consumer	1,475	3.95	1.63	2,381	5.68	2.64
Other consumer	145	0.39	5.25	161	0.38	5.67

Total consumer	31,884	85.45	5.04	34,715	82.88	5.40

U.S. commercial (2)	2,792	7.48	1.46	3,576	8.54	1.88
Commercial real estate	2,314	6.20	5.26	3,137	7.49	6.35
Commercial lease financing	99	0.27	0.46	126	0.30	0.57
Non-U.S. commercial	223	0.60	0.52	331	0.79	1.03

Total commercial (3)	5,428	14.55	1.82	7,170	17.12	2.44

Allowance for loan and lease losses	37,312	100.00%	4.00	41,885	100.00%	4.47

Reserve for unfunded lending commitments	897			1,188

Allowance for credit losses (4)	$38,209			$43,073

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option for each loan and lease category. Consumer loans accounted for under the fair value option include residential mortgage loans of $1.2 billion and discontinued real estate of $4.0 billion at June 30, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.6 billion and $1.6 billion, non-U.S. commercial loans of $2.8 billion and $1.7 billion, and commercial real estate loans of $11 million and $79 million at June 30, 2011 and December 31, 2010.

(2)	Includes allowance for U.S. small business commercial loans of $1.0 billion and $1.5 billion at June 30, 2011 and December 31, 2010.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $778 million and $1.1 billion at June 30, 2011 and December 31, 2010.

(4)	Includes $8.4 billion and $6.4 billion of valuation reserve presented with the allowance for credit losses related to PCI loans at June 30, 2011 and December 31, 2010.

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
     The reserve for unfunded lending commitments at June 30, 2011 was $897 million, $291 million lower than December 31, 2010 primarily driven by accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions and a decline in unfunded commitment and letter of credit balances primarily due to higher utilization.
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

Trading Risk Management
     Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 16 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.
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
     The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2011 compared with the three months ended March 31, 2011. During the three months ended June 30, 2011, positive trading-related revenue was recorded for 95 percent (60 days) of the trading days of which 78 percent (49 days) were daily trading gains of over $25 million, three percent (two days) of the trading days had losses greater than $25 million and the largest loss was $77 million. These results can be compared to the three months ended March 31, 2011, where positive trading-related revenue was recorded for 100 percent of the trading days of which 98 percent were daily trading gains of over $25 million.
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
     The graph below shows daily trading-related revenue and VaR for the twelve months ended June 30, 2011. Actual losses did not exceed daily trading VaR in the twelve months ended June 30, 2011 and 2010. Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year. The three years of historical market data through June 30, 2011 includes the stressed fourth quarter of 2008. Recent market volatility has not approached the volatility in fourth quarter of 2008 and actual losses have therefore not exceeded VaR.
Trading Risk and Return
Daily Trading-related Revenue VaR

     Table 61 presents average, high and low daily trading VaR for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, as well as average daily trading VaR for the six months ended June 30, 2011 and 2010.
Table 61
Trading Activities Market Risk VaR

	Three Months Ended			Three Months Ended			Three Months Ended			Six Months Ended
	June 30, 2011			March 31, 2011			June 30, 2010			June 30
										2011	2010
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	Average

Foreign exchange	$14.3	$34.6	$6.0	$28.7	$48.6	$13.2	$21.5	$63.0	$6.6	$21.4	$34.5
Interest rate	63.6	76.6	49.5	48.7	73.1	33.2	56.4	89.7	38.4	56.2	60.0
Credit	133.6	155.3	97.3	138.3	154.4	120.7	175.8	216.2	146.8	135.9	191.8
Real estate/mortgage	100.2	138.9	72.5	93.7	139.5	73.9	71.0	80.2	63.5	97.0	67.4
Equities	55.2	79.5	32.1	50.1	82.8	25.1	36.6	68.1	20.9	52.7	49.7
Commodities	23.7	33.8	15.9	23.9	29.5	17.9	23.2	31.7	14.0	23.8	22.7
Portfolio diversification	(161.4)	-	-	(199.5)	-	-	(195.5)	-	-	(180.3)	(194.4)

Total market-based trading portfolio	$229.2	$318.6	$140.9	$183.9	$260.5	$140.3	$189.0	$296.3	$123.0	$206.7	$231.7

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.
     The increase in average VaR for the three months ended June 30, 2011 compared to March 31, 2011 was primarily due to a reduction in portfolio diversification and increases in the exposure in our equities and interest rate categories.
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

Trading Portfolio Stress Testing

     Because the very nature of a VaR model suggests results can exceed our estimates, we also stress test our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from pre-defined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process has been established to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 69.
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
     The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics, but do not include the impact of hedge ineffectiveness. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect core net interest income.

     Periodically, we evaluate the scenarios presented to ensure that they provide a comprehensive view of the Corporation’s interest rate risk exposure and are meaningful in the context of the current rate environment. Given the low level of short-end rates, we have determined that gradual downward shifts of 50 bps applied to the short-end of the market-based forward curve provide a more realistic view of potential exposure resulting from changes in interest rates. This replaced the 100 bps downward shift scenarios applied to the short-end of the market-based forward curve previously presented. In addition, a long-end flattener of (50) bps was added for comparability purposes.
     The spot and 12-month forward monthly rates used in our baseline forecasts at June 30, 2011 and December 31, 2010 are presented in Table 62.
Table 62
Forward Rates

	June 30, 2011			December 31, 2010
		Three-month			Three-month
	Federal Funds	LIBOR	10-Year Swap	Federal Funds	LIBOR	10-Year Swap
Spot rates	0.25%	0.25%	3.28%	0.25%	0.30%	3.39%
12-month forward rates	0.25	0.61	3.73	0.25	0.72	3.86

     Table 63 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from June 30, 2011 and December 31, 2010, resulting from gradual parallel and non-parallel shocks to the market-based forward curve. For further discussion of core net interest income, see page 23.
Table 63
Estimated Core Net Interest Income

(Dollars in millions)			June 30	December 31
Curve Change	Short Rate (bps)	Long Rate (bps)	2011	2010

+100 bps Parallel shift	+100	+100	$597	$601
-50 bps Parallel shift	-50	-50	(720)	(499)
Flatteners
Short end	+100	-	60	136
Long end	-	-50	(400)	(280)
Long end	-	-100	(901)	(637)
Steepeners
Short end	-50	-	(319)	(209)
Long end	-	+100	542	493

     The sensitivity analysis in Table 63 assumes that we take no action in response to these rate shifts over the indicated periods. Our core net interest income was asset sensitive to a parallel move in interest rates at both June 30, 2011 and December 31, 2010. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
Securities
     The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At June 30, 2011 and December 31, 2010, we held AFS debt securities of $330.9 billion and $337.6 billion with a weighted-average duration of 4.5 years and 4.9 years, and primarily relates to our MBS and U.S. Treasury portfolio. During the three months ended June 30, 2011 and 2010, we purchased AFS debt securities of $36.4 billion and $34.8 billion, sold $29.1 billion and $28.3 billion, and had maturities and received paydowns of $11.0 billion and $17.8 billion. We realized $899 million and $37 million in net gains on sales of debt securities during the three months ended June 30, 2011 and 2010. There were no residential mortgage loans securitized into MBS for the three months ended June 30, 2011 compared to $436 million during the same period in 2010, which we retained within the HFI portfolio.
     During the six months ended June 30, 2011 and 2010, we purchased AFS debt securities of $59.8 billion and $99.7 billion, sold $40.0 billion and $62.6 billion, and had maturities and received paydowns of $28.7 billion and $36.5 billion. We realized $1.4 billion and $771 million in net gains on sales of debt securities during the six months ended June 30, 2011 and 2010. There were no residential mortgage loans securitized into MBS for the six months ended June 30, 2011 compared to $2.1 billion during the same period in 2010, which we retained within the HFI portfolio.
     Accumulated OCI includes after-tax net unrealized gains of $8.1 billion and $2.9 billion at June 30, 2011 and 2010, comprised primarily of after-tax net unrealized gains of nearly $1.6 billion and $2.9 billion related to AFS debt securities and after-tax net unrealized gains of $6.5 billion and after-tax net unrealized losses of $1 million related to AFS equity securities. The amount of pre-tax accumulated OCI related to AFS debt securities increased by $2.4 billion and $1.4 billion during the three and six months ended June 30, 2011 to $2.5 billion primarily due to lower interest rates.
     We recognized $45 million and $133 million of other-than-temporary impairment (OTTI) losses through earnings on AFS debt securities in the three and six months ended June 30, 2011 compared to $126 million and $727 million for the same periods in 2010. There were no recognized OTTI losses on AFS marketable equity securities during the six months ended June 30, 2011 compared to $3 million for the same period in 2010.
     The recognition of impairment losses on AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and the specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery. We do not intend to sell securities with unrealized losses and it is not more-likely-than-not that we will be required to sell those securities before recovery of amortized cost. Based on our evaluation of the above and other relevant factors, and after consideration of the losses described in the paragraph above, we do not believe that the AFS debt and marketable equity securities that are in an unrealized loss position at June 30, 2011 are other-than-temporarily impaired.

Residential Mortgage Portfolio

     At June 30, 2011 and December 31, 2010, our residential mortgage portfolio was $267.5 billion (which includes $1.2 billion in residential mortgage loans accounted for under the fair value option) and $258.0 billion. For more information on consumer fair value option loans, refer to Consumer Credit Portfolio on page 76. During the three months ended June 30, 2011 and 2010, we retained $13.0 billion and $8.8 billion in first mortgages originated by CRES and GWIM. Outstanding residential mortgage loans increased $9.5 billion at June 30, 2011 compared to December 31, 2010 as new origination volume, which is primarily fully-insured, was partially offset by paydowns, charge-offs and transfers to foreclosed properties. In addition, the $7.5 billion repurchases of FHA delinquent loans pursuant to our servicing agreements with GNMA also increased the residential mortgage portfolio during the six months ended June 30, 2011. There were no loans securitized during the three months ended June 30, 2011 compared to $436 million of residential mortgage loans securitized into MBS which we retained for the same period in 2010. We recognized gains of $23 million on securitizations completed during the three months ended June 30, 2010. For more information on these securitizations, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. There were no purchases of residential mortgages related to ALM activities during the three months ended June 30, 2011 and 2010. We sold $50 million of residential mortgages during the three months ended June 30, 2011, all of which consisted of originated residential mortgages. This compares to sales of $41 million of residential mortgages during the three months ended June 30, 2010, all of which were originated residential mortgages. Net gains on these transactions were minimal. We received paydowns of $8.5 billion and $8.2 billion in the three months ended June 2011 and 2010.
     We retained $23.8 billion and $19.7 billion in first mortgages originated by CRES and GWIM during the six months ended June 30, 2011 and 2010. There were no loans securitized during the six months ended June 30, 2011 compared to $2.1 billion of residential mortgage loans securitized into MBS which we retained during the six months ended June 30, 2010. We recognized gains of $61 million on the securitizations completed during the six months ended June 30, 2010. There were no purchases of residential mortgages related to ALM activities during the six months ended June 30, 2011 and 2010. We sold $73 million of residential mortgages during the six months ended June 30, 2011, all of which consisted of originated residential mortgages. We sold $283 million of residential mortgages during both the six months ended June 30, 2011 and 2010, of which $272 million were originated residential mortgages and $11 million were previously purchased from third parties. Net gains on these transactions were minimal. We received paydowns of $20.3 billion and $16.5 billion in the six months ended June 30, 2011 and 2010.

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
     Changes to the composition of our derivatives portfolio during the three months ended June 30, 2011 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

     Table 64 includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and estimated duration of our open ALM derivatives at June 30, 2011 and December 31, 2010. These amounts do not include derivative hedges on our MSRs.
Table 64
Asset and Liability Management Interest Rate and Foreign Exchange Contracts

			June 30, 2011
			Expected Maturity
									Average
(Dollars in millions, average	Fair								Estimated
estimated duration in years)	Value	Total	2011	2012	2013	2014	2015	Thereafter	Duration

Receive-fixed interest rate swaps (1, 2)	$7,499								5.12
Notional amount		$100,235	$-	$23,422	$7,769	$7,713	$10,788	$50,543
Weighted-average fixed-rate		4.18%	-%	2.60%	3.85%	3.88%	4.01%	5.04%
Pay-fixed interest rate swaps (1, 2)	(4,076)								11.12
Notional amount		$98,435	$-	$2,550	$1,435	$3,077	$17,436	$73,937
Weighted-average fixed-rate		3.40%	-%	1.48%	2.50%	2.17%	2.52%	3.74%
Same-currency basis swaps (3)	5
Notional amount		$171,907	$9,422	$49,766	$45,383	$24,357	$14,854	$28,125
Foreign exchange basis swaps (2, 4, 5)	7,189
Notional amount		269,034	15,724	46,746	45,615	56,387	25,884	78,678
Option products (6)	(133)
Notional amount (8)		10,944	3,100	1,500	2,252	600	300	3,192
Foreign exchange contracts (2, 5, 7)	2,735
Notional amount (8)		35,608	(11,410)	5,792	7,966	11,156	2,212	19,892
Futures and forward rate contracts	24
Notional amount (8)		2,086	2,086	-	-	-	-	-

Net ALM contracts	$13,243

			December 31, 2010
			Expected Maturity
									Average
(Dollars in millions, average	Fair								Estimated
estimated duration in years)	Value	Total	2011	2012	2013	2014	2015	Thereafter	Duration

Receive-fixed interest rate swaps (1, 2)	$7,364								4.45
Notional amount		$104,949	$8	$36,201	$7,909	$7,270	$8,094	$45,467
Weighted-average fixed-rate		3.94%	1.00%	2.49%	3.90%	3.66%	3.71%	5.19%
Pay-fixed interest rate swaps (1, 2)	(3,827)								6.03
Notional amount		$156,067	$50,810	$16,205	$1,207	$4,712	$10,933	$72,200
Weighted-average fixed-rate		3.02%	2.37%	2.15%	2.88%	2.40%	2.75%	3.76%
Same-currency basis swaps (3)	103
Notional amount		$152,849	$13,449	$49,509	$31,503	$21,085	$11,431	$25,872
Foreign exchange basis swaps (2, 4, 5)	4,830
Notional amount		235,164	21,936	39,365	46,380	41,003	23,430	63,050
Option products (6)	(120)
Notional amount (8)		6,572	(1,180)	2,092	2,390	603	311	2,356
Foreign exchange contracts (2, 5, 7)	4,272
Notional amount (8)		109,544	59,508	5,427	10,048	13,035	2,372	19,154
Futures and forward rate contracts	(21)
Notional amount (8)		(280)	(280)	-	-	-	-	-

Net ALM contracts	$12,601

(1)
At June 30, 2011 and December 31, 2010, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and which will not be effective until their respective contractual start dates were $1.7 billion. The forward starting pay-fixed swap positions at June 30, 2011 and December 31, 2010 were $25.1 billion and $34.5 billion.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged using derivatives designated as fair value hedging instruments that substantially offset the fair values of these derivatives.

(3)
At June 30, 2011 and December 31, 2010, same-currency basis swaps consisted of $171.9 billion and $152.8 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same-currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
Option products of $10.9 billion at June 30, 2011 were comprised of $43 million in purchased caps/floors, $8.0 billion in swaptions and $2.9 billion of foreign exchange options. Option products of $6.6 billion at December 31, 2010 were comprised of $160 million in purchased caps/floors, $8.2 billion in swaptions and $(1.8) billion in foreign exchange options.

(7)
Foreign exchange contracts include foreign currency-denominated and cross-currency receive-fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional amount was comprised of $47.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps and ($11.4) billion in net foreign currency forward rate contracts at June 30, 2011, and $57.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps and $52.0 billion in foreign currency forward rate contracts at December 31, 2010.

(8)	Reflects the net of long and short positions.

     We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.3 billion and $3.2 billion at June 30, 2011 and December 31, 2010. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at June 30, 2011, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.7 billion, or 33 percent, within the next year, 81 percent within five years, and 93 percent within 10 years, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.
     We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax losses on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at June 30, 2011.
Mortgage Banking Risk Management
     We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
     Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At June 30, 2011 and December 31, 2010, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $66.8 billion and $129.0 billion.
     MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward rate agreements, Eurodollar and U.S. Treasury futures, as well as mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $2.3 trillion and $52.5 billion at June 30, 2011 and $1.6 trillion and $60.3 billion at December 31, 2010. For the three and six months ended June 30, 2011, we recorded gains in mortgage banking income of $1.5 billion and $1.3 billion related to the change in fair value of these economic hedges compared to gains of $4.0 billion and $4.9 billion for the same periods in 2010. For additional information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Real Estate Services on page 35.
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

Operational Risk Management
     The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, not solely in operations functions, and its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Global banking guidelines and country-specific requirements for managing operational risk were established in Basel II which requires that banks have internal operational risk management processes to assess and measure operational risk exposure and to set aside appropriate capital to address those exposures.
     We approach operational risk management from two perspectives to best manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the line of business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. A sound internal governance structure ensures the effectiveness of the Corporation’s Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the Chief Risk Officer and a variety of management committees and risk oversight groups aligned to the Corporation’s overall risk governance framework and practices. Of these, the ORC oversees and approves the Corporation’s policies and processes to assure sound operational and compliance risk management. The ORC also serves as an escalation point for critical operational risk and compliance matters within the Corporation. The ORC reports operational risk activities to the Enterprise Risk Committee of the Board.
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
     Independent review and challenge to the Corporation’s overall operational risk management framework is performed by the Corporate Operational Risk Validation Team, Compliance and Internal Audit.
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
     We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our operating results. Separate from the possible future impact to our operating results from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.
     For additional information, see Complex Accounting Estimates on page 107 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K.

Level 3 Assets and Liabilities
     Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include consumer MSRs, highly structured, complex or long-dated derivative contracts, ABS, structured notes, certain CDOs and private equity investments for which there is not an active market for identical assets from which to determine fair value or where sufficient, current market information about similar assets to use as observable, corroborated data for all significant inputs into a valuation model is not available. In these cases, the fair values of these Level 3 financial assets and liabilities are determined using pricing models, discounted cash flow methodologies, a net asset value approach for certain structured securities, or similar techniques for which the determination of fair value requires significant management judgment or estimation. In the six months ended June 30, 2011, there were no changes to the quantitative models, or uses of such models, that resulted in a material adjustment to the Consolidated Statement of Income.
  Table 65
  Level 3 Asset and Liability Summary

	June 30, 2011			December 31, 2010
		As a %			As a %
		of Total	As a %		of Total	As a %
	Level 3	Level 3	of Total	Level 3	Level 3	of Total
(Dollars in millions)	Fair Value	Assets	Assets	Fair Value	Assets	Assets

Trading account assets	$14,024	19.16%	0.62%	$15,525	19.56%	0.69%
Derivative assets	15,214	20.79	0.67	18,773	23.65	0.83
AFS debt securities	13,462	18.40	0.60	15,873	19.99	0.70
All other Level 3 assets at fair value	30,476	41.65	1.35	29,217	36.80	1.29

Total Level 3 assets at fair value (1)	$73,176	100.00%	3.24%	$79,388	100.00%	3.51%

		As a %			As a %
		of Total	As a %		of Total	As a %
	Level 3	Level 3	of Total	Level 3	Level 3	of Total
	Fair Value	Liabilities	Liabilities	Fair Value	Liabilities	Liabilities

Derivative liabilities	$9,796	66.62%	0.48%	$11,028	70.90%	0.54%
Long-term debt	3,324	22.61	0.16	2,986	19.20	0.15
All other Level 3 liabilities at fair value	1,584	10.77	0.08	1,541	9.90	0.07

Total Level 3 liabilities at fair value (1)	$14,704	100.00%	0.72%	$15,555	100.00%	0.76%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.
     During the three and six months ended June 30, 2011, we recognized net losses of $158 million and net gains of $2.1 billion on Level 3 assets and liabilities. The net losses during the three months ended June 30, 2011 were primarily related to MSRs due to valuation charges during the quarter. These losses were partially offset by gains on trading account assets combined with gains on net derivatives. The net gains during the six months ended June 30, 2011 were primarily related to strong trading account asset gains in the first quarter of 2011 combined with gains on net derivatives driven by income earned on IRLCs. These gains were partially offset by losses on MSRs. We also recorded pre-tax net unrealized losses of $42 million and $0 in accumulated OCI on Level 3 assets and liabilities during the three and six months ended June 30, 2011, primarily related to other taxable and tax-exempt securities.
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
     During the three months ended June 30, 2011, there were no significant transfers into or out of Level 3.
     During the six months ended June 30, 2011, the more significant transfers into Level 3 included $939 million of trading account assets and $1.0 billion of long-term debt accounted for under the fair value option. Transfers into Level 3 for trading account assets were primarily driven by certain collateralized loan obligations which were transferred into Level 3 due to a lack of pricing transparency. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain equity-linked structured notes.

     During the six months ended June 30, 2011, the more significant transfers out of Level 3 included $749 million of trading account assets and $1.6 billion of other assets. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS and consumer ABS portfolios. Transfers out of Level 3 for other assets were the result of an IPO of an equity investment which occurred in the first quarter of 2011.
Goodwill and Intangible Assets
Background
     The nature of and accounting for goodwill and intangible assets are discussed in Note 1 — Summary of Significant Accounting Principles and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K as well as Complex Accounting Estimates on page 107 of the MD&A of the Corporation’s 2010 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.
     We use the reporting units’ allocated equity as a proxy for the carrying amount of equity for each reporting unit in our goodwill impairment tests as we do not maintain a record of equity as defined under GAAP at the reporting unit level. Allocated equity includes economic capital, goodwill and a percentage of intangible assets allocated to the reporting units. The allocation of economic capital to the reporting units utilized for goodwill impairment testing has the same basis as the allocation of economic capital to our operating segments. Economic capital allocation plans are incorporated into the Corporation’s operating plan which is approved by the Board on an annual basis. Allocated equity is updated on a quarterly basis.
     We are in the process of completing our annual impairment test for all reporting units as of June 30, 2011. We performed an impairment test for CRES and Global Card Services during the three months ended June 30, 2011 as discussed below.
2010 Goodwill Impairment Testing
     Due to continued stress on Global Card Services and the uncertain debit card interchange provisions under the Financial Reform Act, we concluded that an additional impairment analysis should be performed for this reporting unit during the third quarter of 2010. Based on the results of this goodwill impairment test for Global Card Services, we determined that goodwill was impaired for this reporting unit and recorded a non-cash, non-tax deductible goodwill impairment charge of $10.4 billion during the three months ended September 30, 2010.
     During the fourth quarter of 2010, we performed an impairment test for the CRES reporting unit as it was likely that there was a decline in its fair value as a result of increased uncertainties and risks in the mortgage business. Based on the results of the fourth quarter 2010 goodwill impairment test for CRES, we determined that goodwill was impaired for this reporting unit and recorded a non-cash, non-tax deductible goodwill impairment charge of $2.0 billion as of December 31, 2010.
Second Quarter 2011 Goodwill Impairment Test
     During the three months ended June 30, 2011, we performed an impairment test for the CRES reporting unit as a consequence of the BNY Mellon Settlement we entered into on June 28, 2011, the adverse impact of the incremental mortgage-related charges recorded during the three months ended June 30, 2011 and the continued economic slowdown in the mortgage business. Based on the results of this test, we concluded that the remaining goodwill balance of $2.6 billion was impaired. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $2.6 billion during the three months ended June 30, 2011 to reduce the carrying value of the goodwill in CRES to zero.
     On June 29, 2011, the Federal Reserve issued a final rule which will be effective October 1, 2011 that establishes debit card interchange fees in connection with the Durbin Amendment of the Financial Reform Act. The rate expected to be earned is higher than our original estimate used in our previous goodwill impairment tests. While we expected that the increased interchange fees allowed under the final rule would increase the estimated fair value of Global Card Services, we performed an impairment analysis for this reporting unit during the three months ended June 30, 2011.

     In step one of the goodwill impairment test, the fair value of Global Card Services was estimated using the income approach. The significant assumptions under the income approach included the discount rate, terminal value, cash flow estimates and expected new account growth. The step one fair value estimate also included the impact of the Federal Reserve’s final rule on debit card interchange fees. At June 30, 2011, the carrying amount, fair value and goodwill for the Global Card Services reporting unit were $24.8 billion, $37.3 billion and $11.9 billion, respectively. The estimated fair value as a percent of the carrying amount was 150 percent. Although the fair value exceeded the carrying amount in step one of the Global Card Services goodwill impairment test, to further substantiate the value of goodwill, we also performed step two for this reporting unit. Under step two of the goodwill impairment test, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment test indicated that the remaining balance of goodwill of $11.9 billion was not impaired as of June 30, 2011. Given the recent Federal Reserve rulemaking and improved economic environment, the uncertainty concerning the recoverability of Global Card Services goodwill has been significantly reduced.
Representations and Warranties
     The methodology used to estimate the liability for obligations under representations and warranties related to transfers of residential mortgage loans is a function of the representations and warranties given and considers a variety of factors. Depending upon the counterparty, these factors include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that we will receive a repurchase request, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default, estimated probability that we will be required to repurchase a loan and the experience with and the behavior of the counterparty. It also considers bulk settlements, as appropriate. The estimate of the liability for obligations under representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of our liability.
     The provision for representations and warranties may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimated range of possible loss related to non-GSE representations and warranties exposure has been disclosed. However, we are not currently able to reasonably estimate the possible loss or range of possible loss with respect to any such potential impact in excess of current reserves on future GSE provisions if the behavior of the GSEs changes from past experience. For the GSE claims where we have established a representations and warranties liability as discussed in Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, an assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $829 million or decrease of approximately $710 million in the representations and warranties liability as of June 30, 2011. Viewed from the perspective of home prices, for each one percent change in home prices, the liability for representations and warranties on unsettled GSE originations is estimated to be impacted by $125 million based on projected collateral losses and defect rates. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
     For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 51, as well as Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

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

Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (troubled debt restructurings or TDRs). Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans not secured by real estate, and consumer loans secured by real estate, which include loans insured by the FHA and individually insured long-term credit protection agreements with FNMA and FHLMC (fully-insured loan portfolio), are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
Purchased Credit-impaired (PCI) Loan – A loan purchased as an individual loan, in a portfolio of loans or in a business combination with evidence of deterioration in credit quality since origination for which it is probable, upon acquisition, that the investor will be unable to collect all contractually required payments. These loans are recorded at fair value upon acquisition.
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
Value-at-Risk (VaR) – A VaR model estimates a range of hypothetical scenarios to calculate a potential loss which is not expected to be exceeded with a specified confidence level. VaR represents the worst loss the portfolio is expected to experience based on historical trends with a given level of confidence and depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios and is a key statistic used to measure and manage market risk.

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability Market Risk Committee
ARM	Adjustable-rate mortgage
CDO	Collateralized debt obligation
CES	Common Equivalent Securities
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
DVA	Debit valuation adjustment
EAD	Exposure at default
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HFI	Held-for-investment
HPI	Home Price Index
HUD	U.S. Department of Housing and Urban Development
IPO	Initial public offering
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
ORC	Operational Risk Committee
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
RMBS	Residential mortgage-backed securities
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
TLGP	Temporary Liquidity Guarantee Program

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Market Risk Management on page 111 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in internal controls
     There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2011	2010	2011	2010

Interest income
Loans and leases	$11,320	$12,887	$23,249	$26,362
Debt securities	2,675	2,917	5,557	6,033
Federal funds sold and securities borrowed or purchased under agreements to resell	597	457	1,114	905
Trading account assets	1,538	1,796	3,164	3,539
Other interest income	918	1,062	1,886	2,159

Total interest income	17,048	19,119	34,970	38,998

Interest expense
Deposits	843	1,031	1,682	2,153
Short-term borrowings	1,341	891	2,525	1,709
Trading account liabilities	627	715	1,254	1,375
Long-term debt	2,991	3,582	6,084	7,112

Total interest expense	5,802	6,219	11,545	12,349

Net interest income	11,246	12,900	23,425	26,649

Noninterest income
Card income	1,967	2,023	3,795	3,999
Service charges	2,012	2,576	4,044	5,142
Investment and brokerage services	3,009	2,994	6,110	6,019
Investment banking income	1,684	1,319	3,262	2,559
Equity investment income	1,212	2,766	2,687	3,391
Trading account profits	2,091	1,227	4,813	6,463
Mortgage banking income (loss)	(13,196)	898	(12,566)	2,398
Insurance income	400	678	1,013	1,393
Gains on sales of debt securities	899	37	1,445	771
Other income	1,957	1,861	2,218	3,065
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(63)	(462)	(157)	(1,783)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	18	336	24	1,056

Net impairment losses recognized in earnings on available-for-sale debt securities	(45)	(126)	(133)	(727)

Total noninterest income	1,990	16,253	16,688	34,473

Total revenue, net of interest expense	13,236	29,153	40,113	61,122

Provision for credit losses	3,255	8,105	7,069	17,910

Noninterest expense
Personnel	9,171	8,789	19,339	17,947
Occupancy	1,245	1,182	2,434	2,354
Equipment	593	613	1,199	1,226
Marketing	560	495	1,124	982
Professional fees	766	644	1,412	1,161
Amortization of intangibles	382	439	767	885
Data processing	643	632	1,338	1,280
Telecommunications	391	359	762	689
Other general operating	6,343	3,592	11,800	7,475
Goodwill impairment	2,603	-	2,603	-
Merger and restructuring charges	159	508	361	1,029

Total noninterest expense	22,856	17,253	43,139	35,028

Income (loss) before income taxes	(12,875)	3,795	(10,095)	8,184
Income tax expense (benefit)	(4,049)	672	(3,318)	1,879

Net income (loss)	$(8,826)	$3,123	$(6,777)	$6,305

Preferred stock dividends	301	340	611	688

Net income (loss) applicable to common shareholders	$(9,127)	$2,783	$(7,388)	$5,617

Per common share information
Earnings (loss)	$(0.90)	$0.28	$(0.73)	$0.56
Diluted earnings (loss)	(0.90)	0.27	(0.73)	0.55
Dividends paid	0.01	0.01	0.02	0.02

Average common shares issued and outstanding (in thousands)	10,094,928	9,956,773	10,085,479	9,570,166

Average diluted common shares issued and outstanding (in thousands)	10,094,928	10,029,776	10,085,479	10,020,926

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Balance Sheet

	June 30	December 31
(Dollars in millions)	2011	2010

Assets
Cash and cash equivalents	$119,527	$108,427
Time deposits placed and other short-term investments	20,291	26,433
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $95,115 and $78,599 measured at fair value and $233,257 and $209,249 pledged as collateral)	235,181	209,616
Trading account assets (includes $16,928 and $42,221 pledged as collateral)	196,939	194,671
Derivative assets	66,598	73,000
Debt securities:
Available-for-sale (includes $80,262 and $99,925 pledged as collateral)	330,871	337,627
Held-to-maturity, at cost (fair value - $181 and $427)	181	427

Total debt securities	331,052	338,054

Loans and leases (includes $9,597 and $3,321 measured at fair value and $65,923 and $91,730 pledged as collateral)	941,257	940,440
Allowance for loan and lease losses	(37,312)	(41,885)

Loans and leases, net of allowance	903,945	898,555

Premises and equipment, net	13,793	14,306
Mortgage servicing rights (includes $12,372 and $14,900 measured at fair value)	12,642	15,177
Goodwill	71,074	73,861
Intangible assets	9,176	9,923
Loans held-for-sale (includes $15,143 and $25,942 measured at fair value)	20,092	35,058
Customer and other receivables	86,550	85,704
Other assets (includes $66,153 and $70,531 measured at fair value)	174,459	182,124

Total assets	$2,261,319	$2,264,909

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)

Trading account assets	$10,746	$19,627
Derivative assets	2,293	2,027
Available-for-sale debt securities	251	2,601
Loans and leases	151,928	145,469
Allowance for loan and lease losses	(6,367)	(8,935)

Loans and leases, net of allowance	145,561	136,534

Loans held-for-sale	1,561	1,953
All other assets	7,115	7,086

Total assets of consolidated VIEs	$167,527	$169,828

See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries
Consolidated Balance Sheet (continued)

	June 30	December 31
(Dollars in millions)	2011	2010

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$301,558	$285,200
Interest-bearing (includes $3,334 and $2,732 measured at fair value)	647,480	645,713
Deposits in non-U.S. offices:
Noninterest-bearing	6,555	6,101
Interest-bearing	82,815	73,416

Total deposits	1,038,408	1,010,430

Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $42,453 and $37,424 measured at fair value)	239,521	245,359
Trading account liabilities	74,989	71,985
Derivative liabilities	54,414	55,914
Commercial paper and other short-term borrowings (includes $4,865 and $7,178 measured at fair value)	50,632	59,962
Accrued expenses and other liabilities (includes $25,398 and $33,229 measured at fair value and $897 and $1,188 of reserve for unfunded lending commitments)	154,520	144,580
Long-term debt (includes $60,737 and $50,984 measured at fair value)	426,659	448,431

Total liabilities	2,039,143	2,036,661

Commitments and contingencies (Note 8 – Securitizations and Other Variable Interest Entities, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 3,943,660 and 3,943,660 shares	16,562	16,562
Common stock and additional paid-in capital, $0.01 par value; authorized — 12,800,000,000 shares; issued and outstanding — 10,133,189,501 and 10,085,154,806 shares	151,567	150,905
Retained earnings	53,254	60,849
Accumulated other comprehensive income (loss)	793	(66)
Other	-	(2)

Total shareholders’ equity	222,176	228,248

Total liabilities and shareholders’ equity	$2,261,319	$2,264,909

Liabilities of consolidated VIEs included in total liabilities above

Commercial paper and other short-term borrowings (includes $974 and $706 of non-recourse liabilities)	$5,421	$6,742
Long-term debt (includes $59,177 and $66,309 of non-recourse debt)	64,745	71,013
All other liabilities (includes $251 and $382 of non-recourse liabilities)	1,127	9,141

Total liabilities of consolidated VIEs	$71,293	$86,896

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Changes in Shareholders’ Equity

		Common Stock and			Accumulated
		Additional Paid-in			Other		Total	Comprehensive
	Preferred	Capital		Retained	Comprehensive		Shareholders’	Income
(Dollars in millions, shares in thousands)	Stock	Shares	Amount	Earnings	Income (Loss)	Other	Equity	(Loss)

Balance, December 31, 2009	$37,208	8,650,244	$128,734	$71,233	$(5,619)	$(112)	$231,444
Cumulative adjustment for accounting change - Consolidation of certain VIEs				(6,154)	(116)		(6,270)	$(116)
Net income				6,305			6,305	6,305
Net change in available-for-sale debt and marketable equity securities					1,520		1,520	1,520
Net change in derivatives					(505)		(505)	(505)
Employee benefit plan adjustments					127		127	127
Net change in foreign currency translation adjustments					146		146	146
Dividends paid:
Common				(202)			(202)
Preferred				(688)			(688)
Common stock issued under employee plans and related tax effects		96,773	1,197			61	1,258
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244				-
Other	29			3		7	39

Balance, June 30, 2010	$17,993	10,033,017	$149,175	$70,497	$(4,447)	$(44)	$233,174	$7,477

Balance, December 31, 2010	$16,562	10,085,155	$150,905	$60,849	$(66)	$(2)	$228,248
Net loss				(6,777)			(6,777)	$(6,777)
Net change in available-for-sale debt and marketable equity securities					754		754	754
Net change in derivatives					(66)		(66)	(66)
Employee benefit plan adjustments					138		138	138
Net change in foreign currency translation adjustments					33		33	33
Dividends paid:
Common				(207)			(207)
Preferred				(611)			(611)
Common stock issued under employee plans and related tax effects		48,035	662			1	663
Other	-					1	1

Balance, June 30, 2011	$16,562	10,133,190	$151,567	$53,254	$793	$-	$222,176	$(5,918)

See accompanying Notes to Consolidated Financial Statements.

  Bank of America Corporation and Subsidiaries
  Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2011	2010

Operating activities
Net income (loss)	$(6,777)	$6,305
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for credit losses	7,069	17,910
Goodwill impairment	2,603	-
Gains on sales of debt securities	(1,445)	(771)
Depreciation and premises improvements amortization	1,002	1,113
Amortization of intangibles	767	885
Deferred income taxes	(3,418)	1,264
Net decrease in trading and derivative instruments	4,716	32,108
Net decrease in other assets	19,340	3,205
Net increase in accrued expenses and other liabilities	9,556	2,518
Other operating activities, net	17,790	(25,186)

Net cash provided by operating activities	51,203	39,351

Investing activities
Net decrease in time deposits placed and other short-term investments	6,142	3,561
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(25,565)	(57,734)
Proceeds from sales of available-for-sale debt securities	41,422	63,356
Proceeds from paydowns and maturities of available-for-sale debt securities	28,729	36,458
Purchases of available-for-sale debt securities	(59,846)	(99,704)
Proceeds from maturities of held-to-maturity debt securities	-	3
Purchases of held-to-maturity debt securities	-	(100)
Proceeds from sales of loans and leases	1,517	3,525
Other changes in loans and leases, net	(8,147)	19,657
Net purchases of premises and equipment	(489)	(149)
Proceeds from sales of foreclosed properties	1,146	1,342
Cash received due to impact of adoption of new consolidation guidance	-	2,807
Other investing activities, net	(313)	6,905

Net cash used in investing activities	(15,404)	(20,073)

Financing activities
Net increase (decrease) in deposits	27,978	(17,144)
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	(5,838)	52,026
Net decrease in commercial paper and other short-term borrowings	(9,330)	(18,303)
Proceeds from issuance of long-term debt	16,959	38,920
Retirement of long-term debt	(53,929)	(44,157)
Cash dividends paid	(818)	(890)
Excess tax benefits on share-based payments	39	47
Other financing activities, net	-	(34)

Net cash provided by (used in) financing activities	(24,939)	10,465

Effect of exchange rate changes on cash and cash equivalents	240	(48)

Net increase in cash and cash equivalents	11,100	29,695
Cash and cash equivalents at January 1	108,427	121,339

Cash and cash equivalents at June 30	$119,527	$151,034

During the six months ended June 30, 2011, the Corporation entered into an agreement with Assured Guaranty Ltd. and subsidiaries which resulted in non-cash increases to loans of $5.3 billion, other assets of $504 million and long-term debt of $5.8 billion.
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
     The Corporation conducts its activities through banking and nonbanking subsidiaries. The Corporation operates its banking activities primarily under two charters: Bank of America, National Association (Bank of America, N.A. or BANA) and FIA Card Services, National Association (FIA Card Services, N.A.).
Principles of Consolidation and Basis of Presentation
     The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Corporation became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies for which it owns a voting interest and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting or at fair value under the fair value option. These investments are included in other assets. Equity method investments are subject to impairment testing and the Corporation’s proportionate share of income or loss is included in equity investment income.
     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions.
     These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior period amounts have been reclassified to conform to current period presentation.
     Effective January 1, 2011, the Corporation changed the name of the segment formerly known as Home Loans & Insurance to Consumer Real Estate Services (CRES). For additional information, see Note 6 – Outstanding Loans and Leases.
New Accounting Pronouncements
     In April 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance on troubled debt restructurings (TDRs), including how to determine whether a loan modification represents a concession and whether the debtor is experiencing financial difficulties. This new accounting guidance will be effective for the Corporation’s interim period ending September 30, 2011 with retrospective application back to January 1, 2011. The adoption of this guidance is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations.
     In April 2011, the FASB issued new accounting guidance that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance will be effective, on a prospective basis to new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

     In May 2011, the FASB issued amendments to the fair value accounting guidance. The amendments clarify the application of the highest and best use and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments will be effective on January 1, 2012. The Corporation is currently assessing the impact of this guidance on the consolidated financial position and results of operations.
     In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removes current presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for the Corporation for the three months ended March 31, 2012. The adoption of this guidance, which involves disclosures only, will not impact the Corporation’s consolidated financial position or results of operations.
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
     Substantially all repurchase and resale activities are transacted under legally enforceable master repurchase agreements which give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the Consolidated Balance Sheet where it has such a legally enforceable master agreement and the transactions have the same maturity date.
     In transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheet at fair value, representing the securities received, and a liability for the same amount, representing the obligation to return those securities.
     At the end of certain quarterly periods during the three years ended December 31, 2009, the Corporation had recorded certain sales of agency mortgage-backed securities (MBS) which, based on an ongoing internal review and interpretation, should have been recorded as secured financings. The Corporation is currently conducting a detailed review to determine whether there are additional sales of agency MBS which should have been recorded as secured financings. Upon completion of this detailed review, additional transactions will be identified. These transactions are not expected to have an impact on the Corporation’s current period consolidated financial position or results of operations. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

Loans and Leases
     Under applicable accounting guidance, a portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables is defined as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s portfolio segments are home loans, credit card and other consumer, and commercial. The classes within the home loans portfolio segment are core portfolio residential mortgage, Legacy Asset Servicing residential mortgage, Countrywide Financial Corporation (Countrywide) residential mortgage purchased credit-impaired (PCI), core portfolio home equity, Legacy Asset Servicing home equity, Countrywide home equity PCI, Legacy Asset Servicing discontinued real estate and Countrywide discontinued real estate PCI. The classes within the credit card and other consumer portfolio segment are U.S. credit card, non-U.S. credit card, direct/indirect consumer and other consumer. The classes within the commercial portfolio segment are U.S. commercial, commercial real estate, commercial lease financing, non-U.S. commercial and U.S. small business commercial.
Revenue Recognition
     The following summarizes the Corporation’s revenue recognition policies as they relate to certain noninterest income line items in the Consolidated Statement of Income.
     Card income is derived from fees such as interchange, cash advance, annual, late, over-limit and other miscellaneous fees, which are recorded as revenue when earned, primarily on an accrual basis. Uncollected fees are included in the customer card receivable balances with an amount recorded in the allowance for loan and lease losses for estimated uncollectible card income receivables. Uncollected fees are written off when a card receivable reaches 180 days past due.
     Service charges include fees for insufficient funds, overdrafts and other banking services and are recorded as revenue when earned. Uncollected fees are included in outstanding loan balances with an amount recorded for estimated uncollectible service fee receivables. Uncollected fees are written off when a fee receivable reaches 60 days past due.
     Investment and brokerage services revenue consists primarily of asset management fees and brokerage income that is recognized over the period in which the services are provided or when commissions are earned. Asset management fees consist primarily of fees for investment management and trust services and are generally based on the dollar amount of the assets being managed. Brokerage income is generally derived from commissions and fees earned on the sale of various financial products.
     Investment banking income consists primarily of advisory and underwriting fees, which are recognized in income as the services are provided and no contingencies exist. Revenues are generally recognized net of any direct expenses. Non-reimbursed expenses are recorded as noninterest expense.

NOTE 2 – Merger and Restructuring Activity
     Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and its most recent acquisitions. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. The table below presents the components of merger and restructuring charges.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010

Severance and employee-related charges	$65	$123	$133	$274
Systems integrations and related charges	79	329	185	639
Other	15	56	43	116

Total merger and restructuring charges	$159	$508	$361	$1,029

     For the three and six months ended June 30, 2011, all merger-related charges related to the Merrill Lynch & Co., Inc. (Merrill Lynch) acquisition. For the three and six months ended June 30, 2010, $424 million and $832 million of merger-related charges related to the Merrill Lynch acquisition and $84 million and $197 million related to earlier acquisitions.
     The table below presents the changes in restructuring reserves for the three and six months ended June 30, 2011 and 2010. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the total merger and restructuring charges in the table above. Substantially all of the amounts in the table below relate to the Merrill Lynch acquisition.

	Restructuring Reserves
(Dollars in millions)	2011	2010

Balance, January 1	$336	$403
Exit costs and restructuring charges:
Merrill Lynch	65	106
Other	-	30
Cash payments and other	(237)	(294)

Balance, March 31	$164	$245
Exit costs and restructuring charges:
Merrill Lynch	62	93
Other	-	23
Cash payments and other	(57)	(101)

Balance, June 30	$169	$260

NOTE 3 – Trading Account Assets and Liabilities
     The table below presents the components of trading account assets and liabilities at June 30, 2011 and December 31, 2010.

	June 30	December 31
(Dollars in millions)	2011	2010

Trading account assets
U.S. government and agency securities (1)	$45,968	$60,811
Corporate securities, trading loans and other	49,309	49,352
Non-U.S. sovereign debt	46,723	33,523
Equity securities	37,801	32,129
Mortgage trading loans and asset-backed securities	17,138	18,856

Total trading account assets	$196,939	$194,671

Trading account liabilities
U.S. government and agency securities	$25,552	$29,340
Non-U.S. sovereign debt	22,062	15,813
Equity securities	16,424	15,482
Corporate securities and other	10,951	11,350

Total trading account liabilities	$74,989	$71,985

(1)	Includes $24.1 billion and $29.7 billion of government-sponsored enterprise obligations at June 30, 2011 and December 31, 2010.

NOTE 4 – Derivatives
Derivative Balances
     Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. The Corporation enters into derivatives to facilitate client transactions, for principal trading purposes and to manage risk exposures. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. The tables below identify derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2011 and December 31, 2010. Balances are presented on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	June 30, 2011
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges	Total	Hedges	Hedges (2)	Total

Interest rate contracts
Swaps	$45,518.3	$1,114.0	$9.8	$1,123.8	$1,106.3	$3.8	$1,110.1
Futures and forwards	12,471.9	3.5	-	3.5	4.1	-	4.1
Written options	3,089.1	-	-	-	78.4	-	78.4
Purchased options	3,132.4	84.0	-	84.0	-	-	-
Foreign exchange contracts
Swaps	880.8	32.6	3.6	36.2	32.4	0.7	33.1
Spot, futures and forwards	3,109.3	36.7	0.5	37.2	37.3	0.9	38.2
Written options	545.7	-	-	-	12.4	-	12.4
Purchased options	542.2	11.1	-	11.1	-	-	-
Equity contracts
Swaps	43.4	1.2	-	1.2	1.5	-	1.5
Futures and forwards	105.9	2.5	-	2.5	2.4	-	2.4
Written options	530.7	-	-	-	20.7	-	20.7
Purchased options	254.1	22.6	-	22.6	-	-	-
Commodity contracts
Swaps	87.4	5.9	0.1	6.0	6.5	-	6.5
Futures and forwards	534.5	4.2	-	4.2	3.0	-	3.0
Written options	120.3	-	-	-	8.0	-	8.0
Purchased options	120.0	7.7	-	7.7	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,065.7	59.8	-	59.8	29.2	-	29.2
Total return swaps/other	41.4	0.4	-	0.4	0.3	-	0.3
Written credit derivatives:
Credit default swaps	1,990.5	28.5	-	28.5	51.9	-	51.9
Total return swaps/other	40.8	0.5	-	0.5	0.6	-	0.6

Gross derivative assets/liabilities		$1,415.2	$14.0	$1,429.2	$1,395.0	$5.4	$1,400.4
Less: Legally enforceable master netting agreements				(1,303.8)			(1,303.8)
Less: Cash collateral applied				(58.8)			(42.2)

Total derivative assets/liabilities				$66.6			$54.4

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $3.3 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2010
		Gross Derivative Assets			Gross Derivative Liabilities
		Trading			Trading
		Derivatives			Derivatives
		and	Qualifying		and	Qualifying
	Contract/	Economic	Accounting		Economic	Accounting
(Dollars in billions)	Notional (1)	Hedges	Hedges	Total	Hedges	Hedges (2)	Total

Interest rate contracts
Swaps	$42,719.2	$1,193.9	$14.9	$1,208.8	$1,187.9	$2.2	$1,190.1
Futures and forwards	9,939.2	6.0	-	6.0	4.7	-	4.7
Written options	2,887.7	-	-	-	82.8	-	82.8
Purchased options	3,026.2	88.0	-	88.0	-	-	-
Foreign exchange contracts
Swaps	630.1	26.5	3.7	30.2	28.5	2.1	30.6
Spot, futures and forwards	2,652.9	41.3	-	41.3	44.2	-	44.2
Written options	439.6	-	-	-	13.2	-	13.2
Purchased options	417.1	13.0	-	13.0	-	-	-
Equity contracts
Swaps	42.4	1.7	-	1.7	2.0	-	2.0
Futures and forwards	78.8	2.9	-	2.9	2.1	-	2.1
Written options	242.7	-	-	-	19.4	-	19.4
Purchased options	193.5	21.5	-	21.5	-	-	-
Commodity contracts
Swaps	90.2	8.8	0.2	9.0	9.3	-	9.3
Futures and forwards	413.7	4.1	-	4.1	2.8	-	2.8
Written options	86.3	-	-	-	6.7	-	6.7
Purchased options	84.6	6.6	-	6.6	-	-	-
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,184.7	69.8	-	69.8	34.0	-	34.0
Total return swaps/other	26.0	0.9	-	0.9	0.2	-	0.2
Written credit derivatives:
Credit default swaps	2,133.5	33.3	-	33.3	63.2	-	63.2
Total return swaps/other	22.5	0.5	-	0.5	0.5	-	0.5

Gross derivative assets/liabilities		$1,518.8	$18.8	$1,537.6	$1,501.5	$4.3	$1,505.8
Less: Legally enforceable master netting agreements				(1,406.3)			(1,406.3)
Less: Cash collateral applied				(58.3)			(43.6)

Total derivative assets/liabilities				$73.0			$55.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $4.1 billion of long-term debt designated as a hedge of foreign currency risk.
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
     The Corporation maintains an overall interest rate risk management strategy that incorporates the use of interest rate contracts, which are generally non-leveraged generic interest rate and basis swaps, options, futures and forwards, to minimize significant fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly adversely affect earnings or capital. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities appreciate or depreciate in fair value. Gains or losses on the derivative instruments that are linked to the hedged fixed-rate assets and liabilities are expected to substantially offset this unrealized appreciation or depreciation.
     Interest rate and market risk can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures as economic hedges of the fair value of mortgage servicing rights (MSRs). For additional information on MSRs, see Note 19 – Mortgage Servicing Rights.
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
Fair Value Hedges
     The table below summarizes amounts recognized in revenue related to the Corporation’s derivatives designated as fair value hedges for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30			Six Months Ended June 30
	2011				2011
		Hedged	Hedge		Hedged	Hedge
(Dollars in millions)	Derivative	Item	Ineffectiveness	Derivative	Item	Ineffectiveness

Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$1,373	$(1,494)	$(121)	$439	$(705)	$(266)
Interest rate and foreign currency risk on long-term debt (1)	1,438	(1,487)	(49)	2,188	(2,293)	(105)
Interest rate risk on AFS securities (2)	(1,873)	1,630	(243)	(721)	546	(175)
Price risk on commodity inventory (3)	20	(20)	-	16	(16)	-

Total	$958	$(1,371)	$(413)	$1,922	$(2,468)	$(546)

	2010			2010

Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$3,202	$(3,318)	$(116)	$4,086	$(4,330)	$(244)
Interest rate and foreign currency risk on long-term debt (1)	(1,907)	1,704	(203)	(3,282)	2,955	(327)
Interest rate risk on AFS securities (2)	(5,240)	5,165	(75)	(5,270)	5,184	(86)
Price risk on commodity inventory (3)	(16)	15	(1)	42	(46)	(4)

Total	$(3,961)	$3,566	$(395)	$(4,424)	$3,763	$(661)

(1)	Amounts are recorded in interest expense on long-term debt.

(2)	Amounts are recorded in interest income on AFS securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow Hedges
     The table below summarizes certain information related to the Corporation’s derivatives designated as cash flow hedges and net investment hedges for the three and six months ended June 30, 2011 and 2010. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of approximately $1.7 billion ($1.1 billion after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items.
     Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense. Amounts related to price risk on equity investments included in available-for-sale (AFS) securities reclassified from accumulated OCI are recorded in equity investment income with the underlying hedged item.
     Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude losses of $17 million and $179 million related to long-term debt designated as a net investment hedge for the three and six months ended June 30, 2011 compared to gains of $114 million and $376 million for the same periods in 2010.

	Three Months Ended June 30			Six Months Ended June 30
	2011			2011
			Hedge			Hedge
	Gains (Losses)	Gains (Losses)	Ineffectiveness and	Gains (Losses)	Gains (Losses)	Ineffectiveness and
	Recognized in	in Income	Amounts Excluded	Recognized in	in Income	Amounts Excluded
	Accumulated OCI	Reclassified from	from Effectiveness	Accumulated OCI	Reclassified from	from Effectiveness
(Dollars in millions, amounts pre-tax)	on Derivatives	Accumulated OCI	Testing (1)	on Derivatives	Accumulated OCI	Testing (1)

Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(878)	$(444)	$(30)	$(722)	$(748)	$(34)
Commodity price risk on forecasted purchases and sales	(1)	1	-	(9)	3	(2)
Price risk on restricted stock awards	(136)	(44)	-	(191)	(70)	-

Total	$(1,015)	$(487)	$(30)	$(922)	$(815)	$(36)

Net investment hedges
Foreign exchange risk	$(653)	$-	$(139)	$(1,615)	$423	$(250)

	2010			2010

Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(856)	$(105)	$(6)	$(1,358)	$(186)	$(20)
Commodity price risk on forecasted purchases and sales	(5)	10	1	27	13	2
Price risk on restricted stock awards	(181)	6	-	(37)	17	-
Price risk on equity investments included in AFS securities	180	(226)	-	186	(226)	-

Total	$(862)	$(315)	$(5)	$(1,182)	$(382)	$(18)

Net investment hedges
Foreign exchange risk	$906	$-	$(68)	$1,885	$-	$(132)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.
     The Corporation enters into equity total return swaps to hedge a portion of restricted stock units (RSUs) granted to certain employees as part of their compensation in prior periods. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances, and certain awards may be settled in cash. These RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. From time to time, the Corporation may enter into equity derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of any RSUs that may be granted from time to time, if any, subject to similar or other terms and conditions. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on RSUs and related hedges, see Note 12 – Shareholders’ Equity.

Economic Hedges
     Derivatives accounted for as economic hedges, because either they did not qualify for or were not designated as accounting hedges, are used by the Corporation to reduce certain risk exposures. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2011 and 2010. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Price risk on mortgage banking production income (1, 2)	$1,221	$2,041	$1,166	$3,397
Interest rate risk on mortgage banking servicing income (1)	530	2,700	385	3,312
Credit risk on loans (3)	-	31	(30)	(27)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	1,826	(5,221)	5,220	(9,209)
Other (5)	(166)	(194)	(176)	(98)

Total	$3,411	$(643)	$6,565	$(2,625)

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.

(2)
Includes gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $1.2 billion and $2.2 billion for the three and six months ended June 30, 2011 compared to $2.8 billion and $4.6 billion for the same periods in 2010.

(3)	Gains (losses) on these derivatives are recorded in other income.

(4)	The majority of the balance is related to the revaluation of economic hedges of foreign currency-denominated debt which is offset with the revaluation of the debt in other income.

(5)	Gains (losses) on these derivatives are recorded in other income or in personnel expense for hedges of certain RSUs.
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
     Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in other income on the Consolidated Statement of Income. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, all revenue is included in trading account profits. In transactions where the Corporation acts as agent, which includes exchange-traded futures and options, fees are recorded in other income.
     Certain instruments, primarily loans, held in the GBAM segment are not considered trading instruments. Gains/losses on sales and changes in fair value of these instruments, where applicable (e.g., where the fair value option has been elected) are reflected in other income. Interest revenue for debt securities and loans is included in net interest income.

     The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in GBAM, categorized by primary risk for the three and six months ended June 30, 2011 and 2010. The difference between total trading account profits in the table below and in the Consolidated Statement of Income relates to trading activities in business segments other than GBAM.

	Three Months Ended June 30
	2011				2010
	Trading				Trading
	Account	Other	Net Interest		Account	Other	Net Interest
(Dollars in millions)	Profits	Income (1, 2)	Income (3)	Total	Profits	Income (1, 2)	Income (3)	Total

Interest rate risk	$488	$16	$199	$703	$434	$21	$138	$593
Foreign exchange risk	261	(16)	4	249	234	(11)	1	224
Equity risk	539	564	(22)	1,081	202	727	(47)	882
Credit risk	579	218	760	1,557	447	73	959	1,479
Other risk	164	12	(31)	145	(129)	30	(43)	(142)

Total sales and trading revenue	$2,031	$794	$910	$3,735	$1,188	$840	$1,008	$3,036

	Six Months Ended June 30
	2011				2010
Interest rate risk	$791	$(7)	$415	$1,199	$1,493	$48	$327	$1,868
Foreign exchange risk	493	(31)	7	469	515	(18)	1	498
Equity risk	1,059	1,241	30	2,330	1,077	1,322	(3)	2,396
Credit risk	1,983	769	1,552	4,304	3,109	121	1,953	5,183
Other risk	293	45	(65)	273	50	68	(98)	20

Total sales and trading revenue	$4,619	$2,017	$1,939	$8,575	$6,244	$1,541	$2,180	$9,965

(1)	Represents investment and brokerage services and other income recorded in GBAM that the Corporation includes in its definition of sales and trading revenue.

(2)
Other income includes commissions and brokerage fee revenue of $583 million and $1.3 billion for the three and six months ended June 30, 2011 and $657 million and $1.3 billion for the same periods in 2010.

(3)	Net interest income excludes FTE adjustments of $43 million and $98 million for the three and six months ended June 30, 2011 compared to $75 million and $148 million for the same periods in 2010.
Credit Derivatives
     The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives derive value based on an underlying third party-referenced obligation or a portfolio of referenced obligations and generally require the Corporation, as the seller of credit protection, to make payments to a buyer upon the occurrence of a pre-defined credit event. Such credit events generally include bankruptcy of the referenced credit entity and failure to pay under the obligation, as well as acceleration of indebtedness and payment repudiation or moratorium. For credit derivatives based on a portfolio of referenced credits or credit indices, the Corporation may not be required to make payment until a specified amount of loss has occurred and/or may only be required to make payment up to a specified amount.

     Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at June 30, 2011 and December 31, 2010 are summarized below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

	June 30, 2011
	Carrying Value
	Less than	One to Three	Three to	Over Five
(Dollars in millions)	One Year	Years	Five Years	Years	Total

Credit default swaps:
Investment grade	$113	$1,393	$5,263	$5,788	$12,557
Non-investment grade	758	5,380	8,334	24,864	39,336

Total	871	6,773	13,597	30,652	51,893

Total return swaps/other:
Investment grade	-	35	79	255	369
Non-investment grade	2	8	32	209	251

Total	2	43	111	464	620

Total credit derivatives	$873	$6,816	$13,708	$31,116	$52,513

Credit-related notes: (1)
Investment grade	1	17	415	2,952	3,385
Non-investment grade	9	26	208	1,722	1,965

Total credit-related notes	$10	$43	$623	$4,674	$5,350

	Maximum Payout/Notional

Credit default swaps:
Investment grade	$133,694	$434,130	$456,682	$195,869	$1,220,375
Non-investment grade	97,824	273,164	201,725	197,442	770,155

Total	231,518	707,294	658,407	393,311	1,990,530

Total return swaps/other:
Investment grade	110	2,493	29,026	4,953	36,582
Non-investment grade	83	942	2,272	909	4,206

Total	193	3,435	31,298	5,862	40,788

Total credit derivatives	$231,711	$710,729	$689,705	$399,173	$2,031,318

	December 31, 2010
	Carrying Value
	Less than	One to Three	Three to	Over Five
(Dollars in millions)	One Year	Years	Five Years	Years	Total

Credit default swaps:
Investment grade	$158	$2,607	$7,331	$14,880	$24,976
Non-investment grade	598	6,630	7,854	23,106	38,188

Total	756	9,237	15,185	37,986	63,164

Total return swaps/other:
Investment grade	-	-	38	60	98
Non-investment grade	1	2	2	415	420

Total	1	2	40	475	518

Total credit derivatives	$757	$9,239	$15,225	$38,461	$63,682

Credit-related notes: (1, 2)
Investment grade	-	136	-	3,525	3,661
Non-investment grade	9	33	174	2,423	2,639

Total credit-related notes	$9	$169	$174	$5,948	$6,300

	Maximum Payout/Notional
Credit default swaps:
Investment grade	$133,691	$466,565	$475,715	$275,434	$1,351,405
Non-investment grade	84,851	314,422	178,880	203,930	782,083

Total	218,542	780,987	654,595	479,364	2,133,488

Total return swaps/other:
Investment grade	-	10	15,413	4,012	19,435
Non-investment grade	113	78	951	1,897	3,039

Total	113	88	16,364	5,909	22,474

Total credit derivatives	$218,655	$781,075	$670,959	$485,273	$2,155,962

(1)	For credit-related notes, maximum payout/notional is the same.

(2)
For December 31, 2010, total credit-related note amounts have been revised from $3.6 billion (as previously reported) to $6.3 billion to reflect collateralized debt obligations and collateralized loan obligations held by certain consolidated VIEs.

     The notional amount represents the maximum amount payable by the Corporation for most credit derivatives. However, the Corporation does not solely monitor its exposure to credit derivatives based on notional amount because this measure does not take into consideration the probability of occurrence. As such, the notional amount is not a reliable indicator of the Corporation’s exposure to these contracts. Instead, a risk framework is used to define risk tolerances and establish limits to help ensure that certain credit risk-related losses occur within acceptable, pre-defined limits.
     The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying amount and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at June 30, 2011 was $31.4 billion and $1.1 trillion compared to $43.7 billion and $1.4 trillion at December 31, 2010.
     Credit-related notes in the table on page 143 include investments in securities issued by collateralized debt obligations (CDOs), collateralized loan obligations (CLOs) and credit-linked note vehicles. These instruments are classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed for these instruments.
Credit Risk Management of Derivatives and Credit-related Contingent Features
     The Corporation executes the majority of its derivative contracts in the over-the-counter (OTC) market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit ratings downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 137, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
     Substantially all of the Corporation’s derivative contracts contain credit risk related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness. At June 30, 2011 and December 31, 2010, the Corporation held cash and securities collateral of $74.4 billion and $76.0 billion, and posted cash and securities collateral of $58.5 billion and $61.2 billion in the normal course of business under derivative agreements.
     In connection with certain OTC derivative contracts and other trading agreements, the Corporation could be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. If the long-term credit rating of the Corporation was incrementally downgraded by one level by all ratings agencies, the amount of additional collateral and termination payments required for such derivatives and trading agreements would have been approximately $1.5 billion at June 30, 2011 and $1.2 billion at December 31, 2010. A second incremental one-level downgrade by the ratings agencies would have required approximately $1.8 billion and $1.1 billion in additional collateral and termination payments at June 30, 2011 and December 31, 2010. Excluded from these amounts are potential additional collateral requirements due to contingent triggers applicable in certain derivative contracts primarily with structured VIEs. The Corporation is in the process of evaluating these requirements in the contracts.
     The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty. During the three and six months ended June 30, 2011, credit valuation losses of $(592) million and $(450) million ($(151) million and $(624) million, net of hedges) compared to $(752) million and $(426) million ($(302) million and $(370) million, net of hedges) for the same periods in 2010 for counterparty credit risk related to derivative assets were recognized in trading account profits. These credit valuation adjustments were primarily related to the Corporation’s monoline exposure. At June 30, 2011 and December 31, 2010, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $7.1 billion and $6.8 billion.
     In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and six months ended June 30, 2011, the Corporation recorded DVA gains (losses) of $205 million and $(103) million ($121 million and $(236) million, net of hedges) compared to $206 million and $368 million ($77 million and $246 million, net of hedges) for the same periods in 2010 in trading account profits for changes in the Corporation’s or its subsidiaries’ credit risk. At June 30, 2011 and December 31, 2010, the Corporation’s cumulative DVA reduced the derivative liabilities balance by $983 million and $1.1 billion.
NOTE 5 – Securities
     The table below presents the amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of AFS debt and marketable equity securities at June 30, 2011 and December 31, 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in millions)	Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, June 30, 2011
U.S. Treasury and agency securities	$49,874	$684	$(1,289)	$49,269
Mortgage-backed securities:
Agency	180,151	3,128	(1,663)	181,616
Agency collateralized mortgage obligations	48,212	930	(31)	49,111
Non-agency residential (1)	19,564	568	(557)	19,575
Non-agency commercial	6,018	702	(2)	6,718
Non-U.S. securities	4,314	62	(16)	4,360
Corporate bonds	4,388	154	(4)	4,538
Other taxable securities, substantially all asset-backed securities	12,010	79	(66)	12,023

Total taxable securities	324,531	6,307	(3,628)	327,210
Tax-exempt securities	3,808	18	(165)	3,661

Total available-for-sale debt securities	$328,339	$6,325	$(3,793)	$330,871

Available-for-sale marketable equity securities, June 30, 2011 (2)	$8,536	$10,445	$(19)	$18,962

Available-for-sale debt securities, December 31, 2010
U.S. Treasury and agency securities	$49,413	$604	$(912)	$49,105
Mortgage-backed securities:
Agency	190,409	3,048	(2,240)	191,217
Agency collateralized mortgage obligations	36,639	401	(23)	37,017
Non-agency residential (1)	23,458	588	(929)	23,117
Non-agency commercial	6,167	686	(1)	6,852
Non-U.S. securities	4,054	92	(7)	4,139
Corporate bonds	5,157	144	(10)	5,291
Other taxable securities, substantially all asset-backed securities	15,514	39	(161)	15,392

Total taxable securities	330,811	5,602	(4,283)	332,130
Tax-exempt securities	5,687	32	(222)	5,497

Total available-for-sale debt securities	$336,498	$5,634	$(4,505)	$337,627

Available-for-sale marketable equity securities, December 31, 2010 (2)	$8,650	$10,628	$(13)	$19,265

(1)
At June 30, 2011, includes approximately 90 percent prime bonds, nine percent Alt-A bonds and one percent subprime bonds. At December 31, 2010, includes approximately 90 percent prime bonds, eight percent Alt-A bonds and two percent subprime bonds.

(2)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.
     At June 30, 2011, the accumulated net unrealized gains on AFS debt securities included in accumulated OCI were $1.6 billion, net of the related income tax expense of $944 million. At June 30, 2011 and December 31, 2010, both the amortized cost and fair value of held-to-maturity debt securities were $181 million and $427 million. At June 30, 2011 and December 31, 2010, the Corporation had nonperforming AFS debt securities with a fair value of $17 million and $44 million.

     The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and six months ended June 30, 2011 and 2010 as presented in the table below. If the fair value of an AFS debt security is less than its amortized cost, a security is determined to be impaired and an OTTI loss is recorded. For AFS debt securities that the Corporation does not intend or will not more-likely-than-not be required to sell, the OTTI loss is separated into an amount representing a credit loss and an amount representing other factors (e.g., interest rate). The credit loss portion of the OTTI loss is recorded in earnings and the remaining portion is recorded in accumulated OCI. Subsequently, the debt securities continue to be evaluated for additional credit losses until the fair value of the debt security increases to an amount greater than its amortized cost which has been adjusted for any previously recognized credit losses. If the Corporation intends or will more-likely-than-not be required to sell the AFS debt securities prior to recovery, the entire OTTI loss is recorded in earnings. For certain securities, the credit loss portion of the OTTI exceeded the total OTTI loss. In these instances, the portion of the credit losses that exceeded the OTTI loss represented an unrealized gain related to other factors and was recorded in accumulated OCI as an unrealized gain. Balances in the table exclude $3 million and $10 million of unrealized gains recorded in accumulated OCI related to these securities for the three and six months ended June 30, 2011 and $16 million and $49 million for the same periods in 2010.

	Three Months Ended June 30, 2011
	Non-agency	Non-agency			Other
	Residential	Commercial	Non-U.S.	Corporate	Taxable
(Dollars in millions)	MBS	MBS	Securities	Bonds	Securities	Total

Total OTTI losses	$(48)	$-	$(12)	$-	$(3)	$(63)
OTTI losses recognized in accumulated OCI	17	-	-	-	1	18

Net impairment losses recognized in earnings	$(31)	$-	$(12)	$-	$(2)	$(45)

		Three Months Ended June 30, 2010

Total OTTI losses	$(145)	$(1)	$(285)	$-	$(31)	$(462)
OTTI losses recognized in accumulated OCI	74	-	261	-	1	336

Net impairment losses recognized in earnings	$(71)	$(1)	$(24)	$-	$(30)	$(126)

	Six months Ended June 30, 2011

Total OTTI losses	$(142)	$-	$(12)	$-	$(3)	$(157)
OTTI losses recognized in accumulated OCI	23	-	-	-	1	24

Net impairment losses recognized in earnings	$(119)	$-	$(12)	$-	$(2)	$(133)

	Six months Ended June 30, 2010

Total OTTI losses	$(463)	$(1)	$(975)	$(2)	$(342)	$(1,783)
OTTI losses recognized in accumulated OCI	119	-	780	-	157	1,056

Net impairment losses recognized in earnings	$(344)	$(1)	$(195)	$(2)	$(185)	$(727)

     The table below presents a rollforward of the credit loss portion of OTTI losses recognized in earnings on debt securities in which a portion of the OTTI loss remains in accumulated OCI for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Balance, beginning of period	$378	$1,084	$326	$706
Additions for the credit component on debt securities on which OTTI losses were not previously recognized	14	47	47	271
Additions for the credit component on debt securities on which OTTI losses were previously recognized	31	79	86	456
Reductions for debt securities sold on which OTTI losses were previously recognized	(5)	(510)	(41)	(733)

Balance, June 30	$418	$700	$418	$700

     The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model and estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third-party vendor to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on an impaired debt security are discounted using the book yield of each individual impaired debt security. Significant assumptions used in the valuation of non-agency residential mortgage-backed securities (RMBS) were as follows at June 30, 2011.

		Range (1)
		10th	90th
	Weighted-average	Percentile (2)	Percentile (2)

Prepayment speed	8.2%	3.0%	16.0%
Loss severity	49.6	17.3	62.1
Life default rate	51.8	2.2	99.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
     Additionally, annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers (FICO) and geographic concentrations. The weighted-average severity by collateral type was 44 percent for prime bonds, 51 percent for Alt-A bonds and 59 percent for subprime bonds. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 39 percent for prime bonds, 66 percent for Alt-A bonds and 69 percent for subprime bonds.

     The table below presents the fair value and the associated gross unrealized losses on investments in securities with gross unrealized losses at June 30, 2011 and 2010, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

	Less than		Twelve Months
	Twelve Months		or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	Value	Losses	Value	Losses	Value	Losses

Temporarily-impaired available-for-sale debt securities at June 30, 2011
U.S. Treasury and agency securities	$-	$-	$29,514	$(1,289)	$29,514	$(1,289)
Mortgage-backed securities:
Agency	75,586	(1,622)	1,378	(41)	76,964	(1,663)
Agency collateralized mortgage obligations	2,042	(7)	1,072	(24)	3,114	(31)
Non-agency residential	4,165	(204)	2,354	(235)	6,519	(439)
Non-agency commercial	57	(1)	8	(1)	65	(2)
Non-U.S. securities	-	-	61	(16)	61	(16)
Corporate bonds	-	-	100	(4)	100	(4)
Other taxable securities	-	-	3,962	(50)	3,962	(50)

Total taxable securities	81,850	(1,834)	38,449	(1,660)	120,299	(3,494)
Tax-exempt securities	1,612	(78)	1,487	(86)	3,099	(164)

Total temporarily-impaired available-for-sale debt securities	83,462	(1,912)	39,936	(1,746)	123,398	(3,658)
Temporarily-impaired available-for-sale marketable equity securities	12	(7)	22	(12)	34	(19)

Total temporarily-impaired available-for-sale securities	83,474	(1,919)	39,958	(1,758)	123,432	(3,677)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	175	(16)	598	(102)	773	(118)
Other taxable securities	-	-	124	(16)	124	(16)
Tax-exempt securities	-	-	7	(1)	7	(1)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities (2)	$83,649	$(1,935)	$40,687	$(1,877)	$124,336	$(3,812)

Temporarily-impaired available-for-sale debt securities at December 31, 2010
U.S. Treasury and agency securities	$27,384	$(763)	$2,382	$(149)	$29,766	$(912)
Mortgage-backed securities:
Agency	85,517	(2,240)	-	-	85,517	(2,240)
Agency collateralized mortgage obligations	3,220	(23)	-	-	3,220	(23)
Non-agency residential	6,385	(205)	2,245	(274)	8,630	(479)
Non-agency commercial	47	(1)	-	-	47	(1)
Non-U.S. securities	-	-	70	(7)	70	(7)
Corporate bonds	465	(9)	22	(1)	487	(10)
Other taxable securities	3,414	(38)	46	(7)	3,460	(45)

Total taxable securities	126,432	(3,279)	4,765	(438)	131,197	(3,717)
Tax-exempt securities	2,325	(95)	568	(119)	2,893	(214)

Total temporarily-impaired available-for-sale debt securities	128,757	(3,374)	5,333	(557)	134,090	(3,931)
Temporarily-impaired available-for-sale marketable equity securities	7	(2)	19	(11)	26	(13)

Total temporarily-impaired available-for-sale securities	128,764	(3,376)	5,352	(568)	134,116	(3,944)

Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	128	(11)	530	(439)	658	(450)
Other taxable securities	-	-	223	(116)	223	(116)
Tax-exempt securities	68	(8)	-	-	68	(8)

Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities (2)	$128,960	$(3,395)	$6,105	$(1,123)	$135,065	$(4,518)

(1)	Includes AFS debt securities on which OTTI losses were recognized and a portion of the OTTI loss was recorded as a credit loss in earnings and a portion as an unrealized loss in OCI.

(2)
At June 30, 2011, the amortized cost of approximately 5,300 AFS securities exceeded their fair value by $3.8 billion. At December 31, 2010, the amortized cost of approximately 8,500 AFS securities exceeded their fair value by $4.5 billion.

     The amortized cost and fair value of the Corporation’s investment in AFS debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA) and Freddie Mac (FHLMC), and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at June 30, 2011 and December 31, 2010 are presented in the table below.

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
(Dollars in millions)	Cost	Value	Cost	Value

Fannie Mae	$133,053	$132,917	$123,662	$123,107
Government National Mortgage Association	27,833	27,894	72,863	74,305
Freddie Mac	67,477	69,916	30,523	30,822
U.S Treasury Securities	46,961	46,174	46,576	46,081

     The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at June 30, 2011 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2011
			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$492	4.80%	$1,633	2.00%	$12,290	3.30%	$35,459	4.10%	$49,874	3.90%
Mortgage-backed securities:
Agency	25	4.40	67,665	4.00	43,235	4.00	69,226	3.70	180,151	3.90
Agency-collateralized mortgage obligations	62	0.60	17,650	3.00	13,115	4.20	17,385	3.50	48,212	3.50
Non-agency residential	188	7.00	3,205	5.90	1,236	5.90	14,935	4.20	19,564	4.60
Non-agency commercial	486	4.40	5,135	6.60	131	6.80	266	6.80	6,018	6.50
Non-U.S. securities	2,058	0.60	2,087	4.90	169	3.70	-	-	4,314	4.90
Corporate bonds	241	3.60	2,859	2.10	1,127	3.50	161	0.80	4,388	2.40
Other taxable securities	1,344	1.40	5,329	1.40	1,136	1.90	4,201	0.50	12,010	1.10

Total taxable securities	4,896	2.03	105,563	3.82	72,439	3.91	141,633	3.74	324,531	3.82
Tax-exempt securities	89	4.30	746	4.40	856	4.50	2,117	4.60	3,808	4.50

Total amortized cost of AFS debt securities	$4,985	2.07	$106,309	3.83	$73,295	3.92	$143,750	3.75	$328,339	3.83

Fair value of AFS debt securities
U.S. Treasury and agency securities	$493		$1,676		$12,694		$34,406		$49,269
Mortgage-backed securities:
Agency	27		69,599		43,866		68,124		181,616
Agency-collateralized mortgage obligations	62		17,959		13,614		17,476		49,111
Non-agency residential	152		3,188		1,263		14,972		19,575
Non-agency commercial	490		5,782		147		299		6,718
Non-U.S. securities	2,055		2,132		173		-		4,360
Corporate bonds	245		2,951		1,181		161		4,538
Other taxable securities	1,346		5,374		1,153		4,150		12,023

Total taxable securities	4,870		108,661		74,091		139,588		327,210
Tax-exempt securities	90		739		828		2,004		3,661

Total fair value of AFS debt securities	$4,960		$109,400		$74,919		$141,592		$330,871

(1)	Yields are calculated based on the amortized cost of the securities and exclude the impact of hedging activities.
     The gross realized gains and losses on sales of debt securities for the three and six months ended June 30, 2011 and 2010 are presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Gross gains	$901	$942	$1,455	$1,848
Gross losses	(2)	(905)	(10)	(1,077)

Net gains on sales of debt securities	$899	$37	$1,445	$771

Income tax expense attributable to realized net gains on sales of debt securities	$333	$14	$535	$285

Certain Corporate and Strategic Investments
     At both June 30, 2011 and December 31, 2010, the Corporation owned 25.6 billion shares representing approximately 10 percent of China Construction Bank (CCB). Of the Corporation’s investment in CCB, 23.6 billion shares are classified as AFS. Sales restrictions on the remaining two billion CCB shares continue until August 2013 and accordingly these shares continue to be carried at cost. At June 30, 2011, the cost basis of the Corporation’s total investment in CCB was $9.2 billion, the carrying value was $19.6 billion and the fair value was $20.5 billion. At December 31, 2010, the cost basis was $9.2 billion, the carrying value was $19.7 billion and the fair value was $20.8 billion. This investment is recorded in other assets. Dividend income on this investment is recorded in equity investment income and during the six months ended June 30, 2011 and 2010, the Corporation recorded dividends of $837 million and $535 million from CCB. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005.
     In June 2011, the Corporation sold its remaining ownership interest of approximately 13.6 million preferred shares, or seven percent of BlackRock, Inc. The investment was recorded in other assets at cost. In connection with the sale, the Corporation recorded a pre-tax gain of $377 million.
     A joint venture was formed in 2009 with First Data Corporation (First Data) creating Banc of America Merchant Services, LLC. Under the terms of the agreement, the Corporation contributed its merchant processing business to the joint venture and First Data contributed certain merchant processing contracts and personnel resources. The Corporation‘s investment in the joint venture, which was initially recorded at a fair value of $4.7 billion, is accounted for under the equity method of accounting with income recorded in equity investment income. In the three months ended June 30, 2011, the Corporation recorded a $500 million impairment write-down on the joint venture. The joint venture had a carrying value at June 30, 2011 and December 31, 2010 of $4.1 billion and $4.7 billion with the reduction in carrying value primarily the result of the impairment mentioned above.

NOTE 6 – Outstanding Loans and Leases
     The tables below present total outstanding loans and leases and an aging analysis at June 30, 2011 and December 31, 2010.
     The Legacy Asset Servicing portfolio, as shown in the table below, is a separately managed legacy mortgage portfolio. Legacy Asset Servicing, which was created on January 1, 2011 in connection with the re-alignment of CRES, is responsible for servicing loans on its balance sheet and for others including loans held in other business segments and All Other. This includes servicing and managing the runoff and exposures related to selected residential mortgages and home equity loans, including discontinued real estate products, Countrywide PCI loans and certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011. Since making the determination of the pool of loans to be included in the Legacy Asset Servicing portfolio, the criteria have not changed for this portfolio; however, the criteria will continue to be evaluated over time.

	June 30, 2011
							Loans
				Total Past	Total Current	Purchased	Accounted for
	30-59 Days	60-89 Days	90 Days or	Due 30 Days	or Less Than 30	Credit -	Under the Fair	Total
(Dollars in millions)	Past Due (1)	Past Due (1)	More Past Due (2)	or More	Days Past Due (3)	impaired (4)	Value Option	Outstandings

Home loans
Core portfolio
Residential mortgage (5)	$1,777	$594	$1,842	$4,213	$171,339	$-		$175,552
Home equity	236	148	250	634	68,537	-		69,171
Legacy Asset Servicing portfolio
Residential mortgage	3,864	2,523	33,277	39,664	40,893	10,224		90,781
Home equity	882	541	1,764	3,187	45,981	12,315		61,483
Discontinued real estate (6)	59	31	403	493	633	10,877		12,003
Credit card and other consumer
U.S. credit card	1,032	818	2,413	4,263	100,396	-		104,659
Non-U.S. credit card	363	245	607	1,215	24,822	-		26,037
Direct/Indirect consumer (7)	782	343	855	1,980	88,278	-		90,258
Other consumer (8)	53	22	28	103	2,659	-		2,762

Total consumer loans	9,048	5,265	41,439	55,752	543,538	33,416		632,706
Consumer loans accounted for under the fair value option (9)							$5,194	5,194

Total consumer	9,048	5,265	41,439	55,752	543,538	33,416	5,194	637,900

Commercial
U.S. commercial	568	199	1,046	1,813	174,863	1		176,677
Commercial real estate (10)	230	210	2,904	3,344	40,530	154		44,028
Commercial lease financing	29	30	28	87	21,304	-		21,391
Non-U.S. commercial	1	-	3	4	42,899	26		42,929
U.S. small business commercial	143	117	332	592	13,337	-		13,929

Total commercial loans	971	556	4,313	5,840	292,933	181		298,954
Commercial loans accounted for under the fair value option (9)							4,403	4,403

Total commercial	971	556	4,313	5,840	292,933	181	4,403	303,357

Total loans and leases	$10,019	$5,821	$45,752	$61,592	$836,471	$33,597	$9,597	$941,257

Percentage of outstandings	1.06%	0.62%	4.86%	6.54%	88.87%	3.57%	1.02%

(1)
Home loans includes $3.8 billion of fully-insured loans, $745 million of nonperforming loans and $129 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of accounting guidance on PCI loans effective January 1, 2010.

(2)
Home loans includes $20.0 billion of fully-insured loans and $385 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of accounting guidance on PCI loans effective January 1, 2010.

(3)	Home loans includes $1.5 billion of nonperforming loans as all principal and interest are not current or are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance and exclude $1.5 billion of PCI home loans from the Merrill Lynch acquisition which are included in their appropriate aging categories.

(5)	Total outstandings include non-U.S. residential mortgages of $90 million at June 30, 2011.

(6)	Total outstandings include $10.7 billion of pay option loans and $1.3 billion of subprime loans at June 30, 2011. The Corporation no longer originates these products.

(7)
Total outstandings include dealer financial services loans of $42.1 billion, consumer lending of $9.9 billion, U.S. securities-based lending margin loans of $21.3 billion, student loans of $6.3 billion, non-U.S. consumer loans of $8.7 billion and other consumer loans of $2.0 billion at June 30, 2011.

(8)	Total outstandings include consumer finance loans of $1.8 billion, other non-U.S. consumer loans of $866 million and consumer overdrafts of $104 million at June 30, 2011.

(9)
Certain consumer loans are accounted for under the fair value option and include residential mortgage loans of $1.2 billion and discontinued real estate loans of $4.0 billion at June 30, 2011. Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $1.6 billion, non-U.S. commercial loans of $2.8 billion and commercial real estate loans of $11 million at June 30, 2011. See Note 16 – Fair Value Measurements and Note 17 – Fair Value Option for additional information.

(10)	Total outstandings include U.S. commercial real estate loans of $41.7 billion and non-U.S. commercial real estate loans of $2.3 billion at June 30, 2011.

	December 31, 2010
							Loans
				Total Past	Total Current	Purchased	Accounted for
	30-59 Days	60-89 Days	90 Days or	Due 30 Days	or Less Than 30	Credit -	Under the Fair	Total
(Dollars in millions)	Past Due (1)	Past Due (1)	More Past Due (2)	or More	Days Past Due (3)	impaired (4)	Value Option	Outstandings

Home loans
Core portfolio
Residential mortgage (5)	$1,160	$236	$1,255	$2,651	$164,276	$-		$166,927
Home equity	186	12	105	303	71,216	-		71,519
Legacy Asset Servicing portfolio
Residential mortgage	3,999	2,879	31,985	38,863	41,591	10,592		91,046
Home equity	1,096	792	2,186	4,074	49,798	12,590		66,462
Discontinued real estate (6)	68	39	419	526	930	11,652		13,108
Credit card and other consumer
U.S. credit card	1,398	1,195	3,320	5,913	107,872	-		113,785
Non-U.S. credit card	439	316	599	1,354	26,111	-		27,465
Direct/Indirect consumer (7)	1,086	522	1,104	2,712	87,596	-		90,308
Other consumer (8)	65	25	50	140	2,690	-		2,830

Total consumer	9,497	6,016	41,023	56,536	552,080	34,834		643,450

Commercial
U.S. commercial	605	341	1,453	2,399	173,185	2		175,586
Commercial real estate (9)	535	186	3,554	4,275	44,957	161		49,393
Commercial lease financing	95	23	31	149	21,793	-		21,942
Non-U.S. commercial	25	2	6	33	31,955	41		32,029
U.S. small business commercial	195	165	438	798	13,921	-		14,719

Total commercial loans	1,455	717	5,482	7,654	285,811	204		293,669
Commercial loans accounted for under the fair value option (10)	-	-	-	-	-	-	$3,321	3,321

Total commercial	1,455	717	5,482	7,654	285,811	204	3,321	296,990

Total loans and leases	$10,952	$6,733	$46,505	$64,190	$837,891	$35,038	$3,321	$940,440

Percentage of outstandings	1.16%	0.72%	4.95%	6.83%	89.10%	3.72%	0.35%

(1)
Home loans includes $2.4 billion of fully-insured loans, $818 million of nonperforming loans and $156 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of accounting guidance on PCI loans effective January 1, 2010.

(2)
Home loans includes $16.8 billion of fully-insured loans and $372 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of accounting guidance on PCI loans effective January 1, 2010.

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

(7)
Total outstandings include dealer financial services loans of $43.3 billion, consumer lending of $12.4 billion, U.S. securities-based lending margin loans of $16.6 billion, student loans of $6.8 billion, non-U.S. consumer loans of $8.0 billion and other consumer loans of $3.2 billion at December 31, 2010.

(8)	Total outstandings include consumer finance loans of $1.9 billion, other non-U.S. consumer loans of $803 million and consumer overdrafts of $88 million at December 31, 2010.

(9)	Total outstandings include U.S. commercial real estate loans of $46.9 billion and non-U.S. commercial real estate loans of $2.5 billion at December 31, 2010.

(10)
Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $1.6 billion, non-U.S. commercial loans of $1.7 billion and commercial real estate loans of $79 million at December 31, 2010. See Note 16 – Fair Value Measurements and Note 17 – Fair Value Option for additional information.

     The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $936 million and $1.1 billion at June 30, 2011 and December 31, 2010. The vehicles are VIEs from which the Corporation purchases credit protection and in which the Corporation does not have a variable interest; and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At June 30, 2011 and December 31, 2010, the Corporation had a receivable of $445 million and $722 million from these vehicles for reimbursement of losses. At June 30, 2011 and December 31, 2010, $37.6 billion and $53.9 billion of residential mortgage loans were referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.
     In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $17.2 billion and $12.9 billion at June 30, 2011 and December 31, 2010, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.

Nonperforming Loans and Leases
     The table below presents the Corporation’s nonperforming loans and leases, including nonperforming TDRs and loans accruing past due 90 days or more at June 30, 2011 and December 31, 2010. Nonperforming loans and leases exclude performing TDRs and loans accounted for under the fair value option. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. In addition, PCI loans, consumer credit card, business card loans and in general consumer loans not secured by real estate, including renegotiated loans, are not considered nonperforming and are therefore excluded from nonperforming loans and leases in the table below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K for further information on the criteria to determine if a loan is classified as nonperforming. Real estate-secured past due consumer fully-insured loans are reported as performing since the principal repayment is insured.

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010

Home loans
Core portfolio
Residential mortgage (1)	$1,670	$1,510	$431	$16
Home equity	261	107	-	-
Legacy Asset Servicing portfolio
Residential mortgage (1)	15,056	16,181	19,616	16,752
Home equity	2,084	2,587	-	-
Discontinued real estate	324	331	-	-
Credit card and other consumer
U.S. credit card	n/a	n/a	2,413	3,320
Non-U.S. credit card	n/a	n/a	607	599
Direct/Indirect consumer	58	90	810	1,058
Other consumer	25	48	3	2

Total consumer	19,478	20,854	23,880	21,747

Commercial
U.S. commercial	2,767	3,453	83	236
Commercial real estate	5,051	5,829	45	47
Commercial lease financing	23	117	22	18
Non-U.S. commercial	108	233	3	6
U.S. small business commercial	156	204	257	325

Total commercial	8,105	9,836	410	632

Total consumer and commercial	$27,583	$30,690	$24,290	$22,379

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2011 and December 31, 2010, residential mortgage includes $15.7 billion and $8.3 billion of loans on which interest has been curtailed by the Federal Housing Administration, and therefore are no longer accruing interest, although principal is still insured and $4.3 billion and $8.5 billion of loans on which interest is still accruing.

n/a	= not applicable
     Included in certain loan categories in nonperforming loans and leases in the table above are TDRs that are classified as nonperforming. At June 30, 2011 and December 31, 2010, the Corporation had $3.6 billion and $3.0 billion of residential mortgages, $468 million and $535 million of home equity, $76 million and $75 million of discontinued real estate, $348 million and $175 million of U.S. commercial, $868 million and $770 million of commercial real estate and $40 million and $7 million of non-U.S. commercial loans that were TDRs and classified as nonperforming.

Credit Quality Indicators
     The Corporation monitors credit quality within its three portfolio segments based on primary credit quality indicators. Within the home loans portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined LTV which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, refreshed quarterly. Refreshed FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. Refreshed FICO score is also a primary credit quality indicator for the credit card and other consumer portfolio segment and the business card portfolio within U.S. small business commercial. The Corporation’s commercial loans are evaluated using pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as special mention, substandard or doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

     The tables below present certain credit quality indicators for the Corporation’s home loans, credit card and other consumer loans, and commercial loan portfolio segments at June 30, 2011 and December 31, 2010.

Home Loans (1)
	June 30, 2011
		Legacy Asset					Legacy Asset	Countrywide
	Core Portfolio	Servicing	Countrywide	Core Portfolio	Legacy Asset	Countrywide	Servicing	Discontinued
	Residential	Residential	Residential	Home	Servicing Home	Home Equity	Discontinued	Real Estate
(Dollars in millions)	Mortgage (2)	Mortgage (2)	Mortgage PCI	Equity (2)	Equity (2)	PCI	Real Estate (2)	PCI

Refreshed LTV (3)
Less than 90 percent	$85,776	$20,459	$3,707	$46,086	$17,193	$2,236	$767	$6,678
Greater than 90 percent but less than 100 percent	12,094	6,322	1,589	7,787	5,137	1,033	125	1,275
Greater than 100 percent	18,325	26,889	4,928	15,298	26,838	9,046	234	2,924
Fully-insured loans (4)	59,357	26,887	-	-	-	-	-	-

Total home loans	$175,552	$80,557	$10,224	$69,171	$49,168	$12,315	$1,126	$10,877

Refreshed FICO score
Less than 620	$5,518	$20,367	$3,920	$4,111	$10,068	$3,248	$523	$6,731
Greater than or equal to 620	110,677	33,303	6,304	65,060	39,100	9,067	603	4,146
Fully-insured loans (4)	59,357	26,887	-	-	-	-	-	-

Total home loans	$175,552	$80,557	$10,224	$69,171	$49,168	$12,315	$1,126	$10,877

(1)	Excludes $5.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans were calculated using the carrying value net of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer
	June 30, 2011
	U.S. Credit	Non-U.S.	Direct/Indirect	Other
(Dollars in millions)	Card	Credit Card	Consumer	Consumer (1)

Refreshed FICO score
Less than 620	$10,809	$512	$4,935	$880
Greater than or equal to 620	93,850	7,517	46,344	913
Other internal credit metrics (2, 3, 4)	-	18,008	38,979	969

Total credit card and other consumer	$104,659	$26,037	$90,258	$2,762

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $29.6 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $6.6 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the select European countries’ credit card portfolios and a portion of the Canadian credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At June 30, 2011, 95 percent of this portfolio was current or less than 30 days past due, two percent was 30-89 days past due and three percent was 90 days past due or more.

Commercial (1)
	June 30, 2011
			Commercial		U.S. Small
	U.S.	Commercial	Lease	Non-U.S.	Business
(Dollars in millions)	Commercial	Real Estate	Financing	Commercial	Commercial

Risk Ratings
Pass rated	$164,199	$28,026	$20,390	$41,105	$2,724
Reservable criticized	12,478	16,002	1,001	1,824	939

Refreshed FICO score
Less than 620	n/a	n/a	n/a	n/a	682
Greater than or equal to 620	n/a	n/a	n/a	n/a	4,952
Other internal credit metrics (2, 3)	n/a	n/a	n/a	n/a	4,632

Total commercial credit	$176,677	$44,028	$21,391	$42,929	$13,929

(1)	Includes $181 million of PCI loans in the commercial portfolio segment and excludes $4.4 billion of loans accounted for under the fair value option.

(2)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

(3)
U.S. small business commercial includes business card and small business loans which are evaluated using internal credit metrics, including delinquency status. At June 30, 2011, 97 percent was current or less than 30 days past due.

n/a	= not applicable

Home Loans
	December 31, 2010
		Legacy Asset					Legacy Asset	Countrywide
	Core Portfolio	Servicing	Countrywide	Core Portfolio	Legacy Asset	Countrywide	Servicing	Discontinued
	Residential	Residential	Residential	Home	Servicing Home	Home Equity	Discontinued	Real Estate
(Dollars in millions)	Mortgage (1)	Mortgage (1)	Mortgage PCI	Equity (1)	Equity (1)	PCI	Real Estate (1)	PCI (2)

Refreshed LTV (2)
Less than 90 percent	$95,874	$21,357	$3,710	$51,555	$22,125	$2,313	$1,033	$6,713
Greater than 90 percent but less than 100 percent	11,581	8,234	1,664	7,534	6,504	1,215	155	1,319
Greater than 100 percent	14,047	29,043	5,218	12,430	25,243	9,062	268	3,620
Fully-insured loans (3)	45,425	21,820	-	-	-	-	-	-

Total home loans	$166,927	$80,454	$10,592	$71,519	$53,872	$12,590	$1,456	$11,652

Refreshed FICO score
Less than 620	$5,193	$22,126	$4,016	$3,932	$11,562	$3,206	$663	$7,168
Greater than or equal to 620	116,309	36,508	6,576	67,587	42,310	9,384	793	4,484
Fully-insured loans (3)	45,425	21,820	-	-	-	-	-	-

Total home loans	$166,927	$80,454	$10,592	$71,519	$53,872	$12,590	$1,456	$11,652

(1)	Excludes Countrywide PCI loans.

(2)	Refreshed LTV percentages for PCI loans were calculated using the carrying value net of the related valuation allowance.

(3)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer
	December 31, 2010
	U.S. Credit	Non-U.S.	Direct/Indirect	Other
(Dollars in millions)	Card	Credit Card	Consumer	Consumer (1)

Refreshed FICO score
Less than 620	$14,159	$631	$6,748	$979
Greater than or equal to 620	99,626	7,528	48,209	961
Other internal credit metrics (2, 3, 4)	-	19,306	35,351	890

Total credit card and other consumer	$113,785	$27,465	$90,308	$2,830

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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
Impaired Loans and Troubled Debt Restructurings
     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, all TDRs, including both commercial and consumer TDRs, and the renegotiated credit card, consumer lending and small business loan portfolios (collectively, the renegotiated portfolio). Impaired loans exclude nonperforming consumer loans unless they are classified as TDRs, all commercial leases and all loans accounted for under the fair value option. PCI loans are reported separately on page 160.

     The following tables present impaired loans in the Corporation’s home loans and commercial loan portfolio segments at June 30, 2011 and December 31, 2010. The impaired home loans table below consists primarily of loans managed by Legacy Asset Servicing. Certain impaired home loans and commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value.

Impaired Loans - Home Loans
				Three Months Ended June 30
	June 30, 2011			2011		2010
	Unpaid			Average	Interest	Average	Interest
	Principal	Carrying	Related	Carrying	Income	Carrying	Income
(Dollars in millions)	Balance	Value	Allowance	Value	Recognized (1)	Value	Recognized (1)

With no recorded allowance
Residential mortgage	$6,955	$5,400	n/a	$5,427	$62	$4,125	$43
Home equity	1,381	395	n/a	419	5	483	5
Discontinued real estate	324	193	n/a	216	2	220	2
With an allowance recorded
Residential mortgage	$11,914	$10,371	$1,320	$9,828	$77	$5,058	$46
Home equity	1,764	1,420	723	1,439	8	1,525	7
Discontinued real estate	303	204	51	181	2	168	2

Total
Residential mortgage	$18,869	$15,771	$1,320	$15,255	$139	$9,183	$89
Home equity	3,145	1,815	723	1,858	13	2,008	12
Discontinued real estate	627	397	51	397	4	388	4

				Six Months Ended June 30
				2011		2010

With no recorded allowance
Residential mortgage				$5,527	$116	$3,563	$79
Home equity				452	10	455	9
Discontinued real estate				222	4	223	4
With an allowance recorded
Residential mortgage				$8,790	$147	$5,035	$101
Home equity				1,370	15	1,706	12
Discontinued real estate				175	3	160	3

Total
Residential mortgage				$14,317	$263	$8,598	$180
Home equity				1,822	25	2,161	21
Discontinued real estate				397	7	383	7

				Year Ended
	December 31, 2010			December 31, 2010

With no recorded allowance
Residential mortgage	$5,493	$4,382	n/a	$4,429	$184
Home equity	1,411	437	n/a	493	21
Discontinued real estate	361	218	n/a	219	8
With an allowance recorded
Residential mortgage	$8,593	$7,406	$1,154	$5,226	$196
Home equity	1,521	1,284	676	1,509	23
Discontinued real estate	247	177	41	170	7

Total
Residential mortgage	$14,086	$11,788	$1,154	$9,655	$380
Home equity	2,932	1,721	676	2,002	44
Discontinued real estate	608	395	41	389	15

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

n/a	= not applicable

Impaired Loans - Commercial
				Three Months Ended June 30
	June 30, 2011			2011		2010
	Unpaid			Average	Interest	Average	Interest
	Principal	Carrying	Related	Carrying	Income	Carrying	Income
(Dollars in millions)	Balance	Value	Allowance	Value	Recognized(1)	Value	Recognized (1)

With no recorded allowance
U.S. commercial	$984	$696	n/a	$534	$1	$473	$-
Commercial real estate	2,723	1,990	n/a	1,895	1	1,703	2
Non-U.S. commercial	161	72	n/a	92	-	-	-
U.S. small business commercial (2)	-	-	n/a	-	-	-	-
With an allowance recorded
U.S. commercial	$3,067	$2,255	$340	$2,463	$2	$3,882	$9
Commercial real estate	4,330	3,219	165	3,491	2	5,263	7
Non-U.S. commercial	335	85	5	66	-	221	-
U.S. small business commercial (2)	705	677	268	707	6	1,080	9

Total
U.S. commercial	$4,051	$2,951	$340	$2,997	$3	$4,355	$9
Commercial real estate	7,053	5,209	165	5,386	3	6,966	9
Non-U.S. commercial	496	157	5	158	-	221	-
U.S. small business commercial (2)	705	677	268	707	6	1,080	9

				Six Months Ended June 30
				2011		2010

With no recorded allowance
U.S. commercial				$503	$1	$474	$1
Commercial real estate				1,854	2	1,572	2
Non-U.S. commercial				71	-	-	-
U.S. small business commercial (2)				-	-	-	-
With an allowance recorded
U.S. commercial				$2,692	$3	$4,006	$12
Commercial real estate				3,709	4	5,481	10
Non-U.S. commercial				122	-	184	-
U.S. small business commercial (2)				762	13	1,079	18

Total
U.S. commercial				$3,195	$4	$4,480	$13
Commercial real estate				5,563	6	7,053	12
Non-U.S. commercial				193	-	184	-
U.S. small business commercial (2)				762	13	1,079	18

				Year Ended
	December 31, 2010			December 31, 2010

With no recorded allowance
U.S. commercial	$968	$441	n/a	$547	$3
Commercial real estate	2,655	1,771	n/a	1,736	8
Non-U.S. commercial	46	28	n/a	9	-
U.S. small business commercial (2)	-	-	n/a	-	-
With an allowance recorded
U.S. commercial	$3,891	$3,193	$336	$3,389	$36
Commercial real estate	5,682	4,103	208	4,813	29
Non-U.S. commercial	572	217	91	190	-
U.S. small business commercial (2)	935	892	445	1,028	34

Total
U.S. commercial	$4,859	$3,634	$336	$3,936	$39
Commercial real estate	8,337	5,874	208	6,549	37
Non-U.S. commercial	618	245	91	199	-
U.S. small business commercial (2)	935	892	445	1,028	34

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance. See additional information on the U.S. small business card renegotiated TDR portfolio on page 159.

n/a	= not applicable
     At June 30, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a TDR were immaterial.
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
     The tables below provide information on the Corporation’s primary modification programs for the renegotiated portfolio. At June 30, 2011 and December 31, 2010, all renegotiated credit card and other consumer loans were considered impaired and have a related allowance as shown in the table below. The allowance for credit card loans is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring and prior to any risk-based or penalty-based increase in rate on the restructured loan.

Impaired Loans - Credit Card and Other Consumer
				Three Months Ended June 30
	June 30, 2011			2011		2010
	Unpaid			Average	Interest	Average	Interest
	Principal	Carrying	Related	Carrying	Income	Carrying	Income
(Dollars in millions)	Balance	Value (1)	Allowance	Value	Recognized (2)	Value	Recognized (2)

With an allowance recorded
U.S. credit card	$6,867	$6,919	$2,279	$7,637	$115	$11,030	$158
Non-U.S. credit card	789	808	507	808	1	1,034	4

Direct/Indirect consumer	1,542	1,552	586	1,686	23	2,199	29

				Six Months Ended June 30
				2011		2010

With an allowance recorded
U.S. credit card				$8,100	$242	$11,170	$329
Non-U.S. credit card				803	3	1,154	9
Direct/Indirect consumer				1,763	47	2,202	57

				Year Ended
	December 31, 2010			December 31, 2010
With an allowance recorded
U.S. credit card	$8,680	$8,766	$3,458	$10,549	$621
Non-U.S. credit card	778	797	506	973	21
Direct/Indirect consumer	1,846	1,858	822	2,126	111

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

Renegotiated TDR Portfolio
									Percent of Balances Current or
	Internal Programs		External Programs		Other		Total		Less Than 30 Days Past Due
	June 30	December 31	June 30	December 31	June 30	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Credit card and other consumer
U.S. credit card	$5,073	$6,592	$1,707	$1,927	$139	$247	$6,919	$8,766	79.59%	77.66%
Non-U.S. credit card	279	282	164	176	365	339	808	797	54.80	58.86
Direct/Indirect consumer	1,005	1,222	473	531	74	105	1,552	1,858	80.76	78.81

Total consumer	6,357	8,096	2,344	2,634	578	691	9,279	11,421	77.62	76.51

Commercial
U.S. small business commercial	468	624	52	58	1	6	521	688	67.70%	65.37%

Total commercial	468	624	52	58	1	6	521	688	67.70	65.37

Total renegotiated TDR loans	$6,825	$8,720	$2,396	$2,692	$579	$697	$9,800	$12,109	77.09	75.90

     At June 30, 2011 and December 31, 2010, the Corporation had a renegotiated TDR portfolio of $9.8 billion and $12.1 billion of which $7.6 billion was current or less than 30 days past due under the modified terms at June 30, 2011. The renegotiated TDR portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming as these loans are charged off no later than the end of the month in which the loan becomes 180 days past due.

Purchased Credit-impaired Loans
     PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. PCI loans are pooled based on similar characteristics and evaluated for impairment on a pool basis. The Corporation estimates impairment on its PCI loan portfolio in accordance with applicable accounting guidance on contingencies which involves estimating the expected cash flows of each pool using internal credit risk, interest rate and prepayment risk models. The key assumptions used in the models include the Corporation’s estimate of default rates, loss severity and payment speeds.
     The table below presents the remaining unpaid principal balance and carrying amount, excluding the valuation allowance, for PCI loans at June 30, 2011, March 31, 2011 and December 31, 2010. The valuation allowance for PCI loans is presented together with the allowance for loan and lease losses. See Note 7 – Allowance for Credit Losses for additional information.

	June 30	March 31	December 31
(Dollars in millions)	2011	2011	2010

Consumer
Countrywide
Unpaid principal balance	$38,488	$40,040	$41,446
Carrying value excluding valuation allowance	33,416	34,132	34,834
Allowance for loan and lease losses	8,239	7,845	6,334
Merrill Lynch
Unpaid principal balance	1,582	1,629	1,698
Carrying value excluding valuation allowance	1,474	1,508	1,559
Allowance for loan and lease losses	154	136	83

Commercial
Merrill Lynch
Unpaid principal balance	$842	$859	$870
Carrying value excluding valuation allowance	181	192	204
Allowance for loan and lease losses	1	1	12

     The table below shows activity for the accretable yield on PCI loans. The $118 million reclassification to nonaccretable difference for the three months ended June 30, 2011 reflects a decrease in estimated interest cash flows. The $873 million reclassification from nonaccretable difference for the six months ended June 30, 2011 reflects an increase in estimated interest cash flows resulting from lower prepayment speeds.

	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2011	June 30, 2011

Accretable yield, beginning of period	$6,317	$5,722
Accretion	(341)	(708)
Disposals/transfers	(35)	(64)
Reclassifications (to)/from nonaccretable difference	(118)	873

Accretable yield, June 30, 2011	$5,823	$5,823

Loans Held-for-Sale
     The Corporation had LHFS of $20.1 billion and $35.1 billion at June 30, 2011 and December 31, 2010. Proceeds from sales, securitizations and paydowns of LHFS were $99.0 billion and $150.4 billion for the six months ended June 30, 2011 and 2010. Proceeds used for originations and purchases of LHFS were $80.4 billion and $137.5 billion for the six months ended June 30, 2011 and 2010.

NOTE 7 – Allowance for Credit Losses
     The tables below summarize the changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011
		Credit Card
		and Other		Total
(Dollars in millions)	Home Loans	Consumer	Commercial	Allowance

Allowance for loan and lease losses, April 1	$20,097	$13,271	$6,475	$39,843
Loans and leases charged off	(2,603)	(3,245)	(759)	(6,607)
Recoveries of loans and leases previously charged off	210	476	256	942

Net charge-offs	(2,393)	(2,769)	(503)	(5,665)

Provision for loan and lease losses	3,249	529	(518)	3,260
Other	-	(100)	(26)	(126)

Allowance for loan and lease losses, June 30	20,953	10,931	5,428	37,312

Reserve for unfunded lending commitments, April 1	-	-	961	961
Provision for unfunded lending commitments	-	-	(5)	(5)
Other (1)	-	-	(59)	(59)

Reserve for unfunded lending commitments, June 30	-	-	897	897

Allowance for credit losses, June 30	$20,953	$10,931	$6,325	$38,209

	Six Months Ended June 30, 2011
Allowance for loan and lease losses, January 1	$19,252	$15,463	$7,170	$41,885
Loans and leases charged off	(4,892)	(6,976)	(1,665)	(13,533)
Recoveries of loans and leases previously charged off	395	966	479	1,840

Net charge-offs	(4,497)	(6,010)	(1,186)	(11,693)

Provision for loan and lease losses	6,197	1,508	(529)	7,176
Other	1	(30)	(27)	(56)

Allowance for loan and lease losses, June 30	20,953	10,931	5,428	37,312

Reserve for unfunded lending commitments, January 1	-	-	1,188	1,188
Provision for unfunded lending commitments	-	-	(107)	(107)
Other (1)	-	-	(184)	(184)

Reserve for unfunded lending commitments, June 30	-	-	897	897

Allowance for credit losses, June 30	$20,953	$10,931	$6,325	$38,209

	Three Months Ended June 30, 2010
Allowance for loan and lease losses, April 1	$17,971	$19,683	$9,181	$46,835
Loans and leases charged off	(2,819)	(5,916)	(1,571)	(10,306)
Recoveries of loans and leases previously charged off	88	505	156	749

Net charge-offs	(2,731)	(5,411)	(1,415)	(9,557)

Provision for loan and lease losses	3,659	3,489	957	8,105
Other	(61)	(69)	2	(128)

Allowance for loan and lease losses, June 30	18,838	17,692	8,725	45,255

Reserve for unfunded lending commitments, April 1	-	-	1,521	1,521
Other (1)	-	-	(108)	(108)

Reserve for unfunded lending commitments, June 30	-	-	1,413	1,413

Allowance for credit losses, June 30	$18,838	$17,692	$10,138	$46,668

	Six Months Ended June 30, 2010
Allowance for loan and lease losses, January 1	$16,329	$22,243	$9,416	$47,988
Loans and leases charged off	(6,389)	(12,179)	(3,239)	(21,807)
Recoveries of loans and leases previously charged off	171	1,007	275	1,453

Net charge-offs	(6,218)	(11,172)	(2,964)	(20,354)

Provision for loan and lease losses	8,632	6,799	2,273	17,704
Other	95	(178)	-	(83)

Allowance for loan and lease losses, June 30	18,838	17,692	8,725	45,255

Reserve for unfunded lending commitments, January 1	-	-	1,487	1,487
Provision for unfunded lending commitments	-	-	206	206
Other (1)	-	-	(280)	(280)

Reserve for unfunded lending commitments, June 30	-	-	1,413	1,413

Allowance for credit losses, June 30	$18,838	$17,692	$10,138	$46,668

(1)	Represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

     During the three and six months ended June 30, 2011, the Corporation recorded $412 million and $2.0 billion in provision for credit losses with a corresponding increase in the valuation reserve presented with the allowance for loan and lease losses specifically for the PCI loan portfolio. This compared to $256 million and $1.1 billion for the same periods in 2010. The amount of the allowance for loan and lease losses associated with the PCI loan portfolio was $8.4 billion, $8.0 billion and $6.4 billion at June 30, 2011, March 31, 2011 and December 31, 2010.
     The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at June 30, 2011 and December 31, 2010.

	June 30, 2011
		Credit Card
		and Other
(Dollars in millions)	Home Loans	Consumer	Commercial	Total

Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$2,094	$3,372	$778	$6,244
Carrying value	17,983	9,279	8,994	36,256
Allowance as a percentage of carrying value	11.64%	36.34%	8.66%	17.22%

Collectively evaluated for impairment
Allowance for loan and lease losses	$10,466	$7,559	$4,649	$22,674
Carrying value (3)	356,117	214,437	289,779	860,333
Allowance as a percentage of carrying value (3)	2.94%	3.53%	1.60%	2.64%

Purchased credit-impaired loans
Allowance for loan and lease losses	$8,393	n/a	$1	$8,394
Carrying value excluding valuation allowance	34,890	n/a	181	35,071
Allowance as a percentage of carrying value	24.06%	n/a	0.39%	23.94%

Total
Allowance for loan and lease losses	$20,953	$10,931	$5,428	$37,312
Carrying value (3)	408,990	223,716	298,954	931,660
Allowance as a percentage of carrying value (3)	5.12%	4.89%	1.82%	4.00%

	December 31, 2010
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,871	$4,786	$1,080	$7,737
Carrying value	13,904	11,421	10,645	35,970
Allowance as a percentage of carrying value	13.46%	41.91%	10.15%	21.51%

Collectively evaluated for impairment
Allowance for loan and lease losses	$10,964	$10,677	$6,078	$27,719
Carrying value (3)	358,765	222,967	282,820	864,552
Allowance as a percentage of carrying value (3)	3.06%	4.79%	2.15%	3.21%

Purchased credit-impaired loans
Allowance for loan and lease losses	$6,417	n/a	$12	$6,429
Carrying value excluding valuation allowance	36,393	n/a	204	36,597
Allowance as a percentage of carrying value	17.63%	n/a	5.76%	17.57%

Total
Allowance for loan and lease losses	$19,252	$15,463	$7,170	$41,885
Carrying value (3)	409,062	234,388	293,669	937,119
Allowance as a percentage of carrying value (3)	4.71%	6.60%	2.44%	4.47%

(1)
Impaired loans include nonperforming commercial loans and all commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are classified as TDRs, and all loans and leases that are accounted for under the fair value option.

(2)	Commercial impaired allowance for loan and lease losses includes $268 million and $445 million at June 30, 2011 and December 31, 2010 related to U.S. small business commercial renegotiated TDR loans.

(3)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Total loans accounted for under the fair value option were $9.6 billion and $3.3 billion at June 30, 2011 and December 31, 2010.

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
     The following tables present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2011 and December 31, 2010, in situations where the Corporation has continuing involvement with transferred assets or where the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum exposure to loss at June 30, 2011 and December 31, 2010 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum exposure to loss does not include losses previously recognized, for example, through write-downs of assets on the Corporation’s Consolidated Balance Sheet.
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
     Except as described below and in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2011 or the year ended December 31, 2010 that it was not previously contractually required to provide, nor does it intend to do so.
Mortgage-related Securitizations
First-lien Mortgages
     As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of MBS guaranteed by government sponsored enterprises (GSEs), or GNMA in the case of Federal Housing Administration (FHA)-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and residual tranches issued by the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.

     The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2011 and 2010.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
			Three Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Cash proceeds from new securitizations (1)	$36,222	$61,301	$-	$-	$-	$-	$-	$-	$1,802	$1,362
Gain (loss) on securitizations, net of hedges (2)	(227)	(402)	-	-	-	-	-	-	-	2
Cash flows received on residual interests	-	-	1	4	10	14	-	1	4	-

	Six Months Ended June 30, 2011
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Cash proceeds from new securitizations (1)	$96,976	$131,209	$-	$-	$-	$-	$-	$3	$1,802	$2,383
Gain (loss) on securitizations, net of hedges (2)	(55)	(451)	-	-	-	-	-	-	-	20
Cash flows received on residual interests	-	-	2	9	22	33	1	2	7	1

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three and six months ended June 30, 2011, the Corporation recognized $765 million and $1.8 billion of gains on these LHFS compared to $1.2 billion and $2.5 billion for the same periods in 2010, net of hedges.

     In addition to cash proceeds reported in the table above, the Corporation received securities with an initial fair value of $428 million in connection with agency first-lien residential mortgage securitizations for the three and six months ended June 30, 2011, and $436 million and $18.5 billion for the same periods in 2010. The Corporation also received securities with an initial fair value of $27 million in connection with commercial mortgage securitizations for the three and six months ended June 30, 2011 and none for the same periods in 2010. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and six months ended June 30, 2011 and 2010, there were no changes to the initial classification.
     The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.5 billion and $3.1 billion during the three and six months ended June 30, 2011 compared to $1.6 billion and $3.2 billion for the same periods in 2010. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $25.0 billion and $24.3 billion at June 30, 2011 and December 31, 2010. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and six months ended June 30, 2011, $1.8 billion and $7.6 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications compared to $4.3 billion and $8.4 billion for the same periods in 2010. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were a loss of $1 million and income of $2 million during the three and six months ended June 30, 2011 compared to a loss of $2 million and income of $2 million for the same periods in 2010. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $160 million and $156 million at June 30, 2011 and December 31, 2010.

     The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2011 and December 31, 2010.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	June 30	December 31	June 30	December 31	June 30	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Unconsolidated VIEs
Maximum loss exposure (1)	$42,139	$46,093	$2,477	$2,794	$439	$416	$593	$651	$1,258	$1,199

On-balance sheet assets
Senior securities held (2):
Trading account assets	$8,536	$10,693	$118	$147	$73	$126	$399	$645	$93	$146
AFS debt securities	33,596	35,400	2,265	2,593	204	234	190	-	976	984
Subordinate securities held (2):
Trading account assets	-	-	-	-	6	12	-	-	11	8
AFS debt securities	-	-	35	39	33	35	4	6	-	-
Residual interests held	7	-	6	6	8	9	-	-	123	61
All other assets	-	-	-	9	-	-	-	-	-	-

Total retained positions	$42,139	$46,093	$2,424	$2,794	$324	$416	$593	$651	$1,203	$1,199

Principal balance outstanding (3)	$1,311,478	$1,297,159	$67,316	$75,762	$82,730	$92,710	$108,697	$116,233	$72,765	$73,597

Consolidated VIEs
Maximum loss exposure (1)	$46,446	$32,746	$901	$46	$310	$42	$-	$-	$-	$-

On-balance sheet assets
Loans and leases	$46,232	$32,563	$4,172	$-	$1,022	$-	$-	$-	$-	$-
Allowance for loan and lease losses	(38)	(37)	-	-	-	-	-	-	-	-
Loans held-for-sale	-	-	-	-	749	732	-	-	-	-
All other assets	252	220	224	46	40	16	-	-	-	-

Total assets	$46,446	$32,746	$4,396	$46	$1,811	$748	$-	$-	$-	$-

On-balance sheet liabilities
Long-term debt	$-	$-	$4,364	$-	$1,033	$-	$-	$-	$-	$-
All other liabilities	3	3	-	9	811	768	-	-	-	-

Total liabilities	$3	$3	$4,364	$9	$1,844	$768	$-	$-	$-	$-

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances. For more information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.
     As a result of a settlement agreement with Assured Guaranty Ltd. and its subsidiaries (Assured Guaranty), the Corporation has entered into a loss-sharing reinsurance arrangement involving 21 first-lien RMBS trusts. This obligation is a variable interest that could potentially be significant to the trusts. To the extent that the Corporation services all or a majority of the loans in any of the 21 trusts, the Corporation is the primary beneficiary. At June 30, 2011, 19 of these trusts were consolidated. Assets and liabilities of the consolidated trusts and the Corporation’s maximum loss exposure to consolidated and unconsolidated trusts are included in the table above as non-agency prime and subprime trusts. For additional information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees.
Home Equity Loans
     The Corporation maintains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and six months ended June 30, 2011 and 2010. Cash flows received on residual interests were $2 million and $3 million and, as all of the home equity trusts have entered the amortization phase, there were no collections reinvested in revolving period securitizations for the three and six months ended June 30, 2011. Cash flows received on residual interests were $4 million and $7 million, and collections reinvested in revolving period securitizations were $9 million and $16 million for the three and six months ended June 30, 2010.

     The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
		Retained			Retained
		Interests in			Interests in
	Consolidated	Unconsolidated		Consolidated	Unconsolidated
(Dollars in millions)	VIEs	VIEs	Total	VIEs	VIEs	Total

Maximum loss exposure (1)	$2,927	$8,278	$11,205	$3,192	$9,132	$12,324

On-balance sheet assets
Trading account assets (2, 3)	$-	$141	$141	$-	$209	$209
AFS debt securities (3, 4)	-	13	13	-	35	35
Loans and leases	3,219	-	3,219	3,529	-	3,529
Allowance for loan and lease losses	(292)	-	(292)	(337)	-	(337)

Total	$2,927	$154	$3,081	$3,192	$244	$3,436

On-balance sheet liabilities
Long-term debt	$3,311	$-	$3,311	$3,635	$-	$3,635
All other liabilities	42	-	42	23	-	23

Total	$3,353	$-	$3,353	$3,658	$-	$3,658

Principal balance outstanding	$3,219	$17,905	$21,124	$3,529	$20,095	$23,624

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties and corporate guarantees.

(2)
At June 30, 2011, $116 million of the debt securities classified as trading account assets were senior securities and $25 million were subordinate securities. At December 31, 2010, $204 million of the debt securities classified as trading account assets were senior securities and $5 million were subordinate securities.

(3)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(4)	At June 30, 2011 and December 31, 2010, $13 million and $35 million represented subordinate debt securities held.
     Included in the table above are consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. The Corporation then transfers the newly generated receivables into the securitization vehicles and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on monoline insurers’ policies, which protect the bondholders in the securitization, exceed a certain level, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. The Corporation evaluates each of these securitizations for potential losses due to non-recoverable advances by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and potential cash flow shortfalls during rapid amortization. This evaluation, which includes the number of loans still in revolving status, the amount of available credit and when those loans will lose revolving status, is also used to determine whether the Corporation has a variable interest that is more than insignificant and must consolidate the trust. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At June 30, 2011 and December 31, 2010, home equity loan securitization transactions in rapid amortization for which the Corporation has a subordinate funding obligation, including both consolidated and unconsolidated trusts, had $11.5 billion and $12.5 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $564 million and $639 million at June 30, 2011 and December 31, 2010, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At June 30, 2011 and December 31, 2010, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $107 million and $131 million.
     The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $16 million and $33 million of servicing fee income related to home equity loan securitizations during the three and six months ended June 30, 2011 compared to $15 million and $41 million for the same periods in 2010. The Corporation repurchased $4 million and $5 million of loans from home equity securitization trusts in order to perform modifications during the three and six months ended June 30, 2011 compared to $5 million and $11 million for the same periods in 2010.
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
     The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at June 30, 2011 and December 31, 2010.

	June 30	December 31
(Dollars in millions)	2011	2010

Consolidated VIEs
Maximum loss exposure	$39,440	$36,596

On-balance sheet assets
Derivative assets	$1,445	$1,778
Loans and leases (1)	82,839	92,104
Allowance for loan and lease losses	(6,004)	(8,505)
All other assets (2)	3,957	4,259

Total	$82,237	$89,636

On-balance sheet liabilities
Long-term debt	$42,600	$52,781
All other liabilities	197	259

Total	$42,797	$53,040

Trust loans	$82,839	$92,104

(1)	At June 30, 2011 and December 31, 2010, loans and leases included $24.9 billion and $20.4 billion of seller’s interest and $2.7 billion and $3.8 billion of discount receivables.

(2)	At June 30, 2011 and December 31, 2010, all other assets included restricted cash accounts and unbilled accrued interest and fees.
     For the three and six months ended June 30, 2010, $2.9 billion of new senior debt securities were issued to external investors from the credit card securitization trusts and none for the same periods in 2011.
     During the three and six months ended June, 30 2010, subordinate securities with a notional principal amount of $1.9 billion and $11.5 billion with a stated interest rate of zero percent were issued by certain credit card securitization trusts to the Corporation and none for the same periods in 2011. In addition, the Corporation has elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation has subordinated a portion of its seller’s interest to the investors’ interest. These actions, which were specifically permitted by the terms of the trust documents, were taken in an effort to address the decline in the excess spread of the U.S. and United Kingdom (U.K.) Credit Card Securitization Trusts. The issuance of subordinate securities and the discount receivables election had no impact on the Corporation’s consolidated results of operations for the three and six months ended June 30, 2011 and 2010.

Other Asset-backed Securitizations
     Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at June 30, 2011 and December 31, 2010.

					Automobile and Other
	Resecuritization Trusts		Municipal Bond Trusts		Securitization Trusts
	June 30	December 31	June 30	December 31	June 30	December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Unconsolidated VIEs
Maximum loss exposure	$30,821	$20,320	$3,736	$4,261	$113	$141

On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$644	$1,219	$182	$255	$-	$-
AFS debt securities	29,099	17,989	-	-	84	109
Subordinate securities held (1, 2):
Trading account assets	1	2	-	-	-	-
AFS debt securities	973	1,036	-	-	-	-
Residual interests held (3)	104	74	-	-	-	-
All other assets	-	-	-	-	14	17

Total retained positions	$30,821	$20,320	$182	$255	$98	$126

Total assets of VIEs	$53,796	$39,830	$5,516	$6,108	$718	$774

Consolidated VIEs
Maximum loss exposure	$25	$-	$4,493	$4,716	$1,665	$2,061

On-balance sheet assets
Trading account assets	$39	$68	$4,493	$4,716	$-	$-
Loans and leases	-	-	-	-	7,187	9,583
Allowance for loan and lease losses	-	-	-	-	(10)	(29)
All other assets	-	-	-	-	195	196

Total assets	$39	$68	$4,493	$4,716	$7,372	$9,750

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$-	$-	$4,445	$4,921	$-	$-
Long-term debt	14	68	-	-	5,701	7,681
All other liabilities	-	-	-	-	119	101

Total liabilities	$14	$68	$4,445	$4,921	$5,820	$7,782

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2011 and 2010, there were no significant OTTI losses recorded on those securities classified as AFS debt securities.

(2)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(3)	The retained residual interests are carried at fair value which was derived using model valuations (Level 2 of the fair value hierarchy).
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
     The Corporation resecuritized $21.6 billion and $23.6 billion of securities during the three and six months ended June 30, 2011 compared to $27.9 billion and $68.7 billion for the same periods in 2010. Net gains on sales totaled $732 million and $735 million for the three and six months ended June 30, 2011 compared to net losses of $53 million and $86 million for the same periods in 2010. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of subordinate securities, the Corporation does not consolidate the trust.
Municipal Bond Trusts
     The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. A majority of the bonds are rated AAA or AA and some benefit from insurance provided by third parties. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third-party investors. The Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities unless the bond’s credit rating has declined below investment-grade or there has been an event of default or bankruptcy of the issuer and insurer.
     The Corporation also provides credit enhancement to investors in certain municipal bond trusts whereby the Corporation guarantees the payment of interest and principal on floating-rate certificates issued by these trusts in the event of default by the issuer of the underlying municipal bond. If a customer holds the residual interest in a trust, that customer typically has the unilateral ability to liquidate the trust at any time, while the Corporation typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. This arrangement is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing losses incurred on assets held within that trust. The weighted-average remaining life of bonds held in the trusts at June 30, 2011 was 14.6 years. There were no material write-downs or downgrades of assets or issuers during the three and six months ended June 30, 2011.
     During the three and six months ended June 30, 2011, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $348 million and $415 million compared to $369 million and $782 million for the same periods in 2010. At June 30, 2011 and December 31, 2010, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.0 billion and $2.2 billion.
     The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.6 billion and $4.0 billion at June 30, 2011 and December 31, 2010.
Automobile and Other Securitization Trusts
     The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At June 30, 2011, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $8.1 billion, including trusts collateralized by automobile loans of $6.1 billion, student loans of $1.2 billion, and other loans and receivables of $718 million. At December 31, 2010, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $10.5 billion, including trusts collateralized by automobile loans of $8.4 billion, student loans of $1.3 billion, and other loans and receivables of $774 million.
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

     The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$2,714	$2,678	$5,392	$2,971	$3,828	$6,799

On-balance sheet assets
Trading account assets	$2,178	$554	$2,732	$2,485	$884	$3,369
Derivative assets	469	744	1,213	207	890	1,097
AFS debt securities	251	-	251	769	338	1,107
All other assets	74	146	220	24	123	147

Total	$2,972	$1,444	$4,416	$3,485	$2,235	$5,720

On-balance sheet liabilities
Derivative liabilities	$-	$17	$17	$-	$58	$58
Long-term debt	3,169	2	3,171	3,162	-	3,162

Total	$3,169	$19	$3,188	$3,162	$58	$3,220

Total assets of VIEs	$2,972	$36,427	$39,399	$3,485	$43,476	$46,961

     The Corporation’s maximum loss exposure of $5.4 billion at June 30, 2011 includes $1.0 billion of super senior CDO exposure, $2.3 billion of exposure to CDO financing facilities and $2.1 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. Net of this insurance but including securities retained from liquidations of CDOs, the Corporation’s net exposure to super senior CDO-related positions was $518 million at June 30, 2011. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at June 30, 2011 totaled $2.9 billion, all of which has recourse to the general credit of the Corporation. The Corporation’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets.
     At June 30, 2011, the Corporation had $948 million notional amount of super senior CDO liquidity exposure, including derivatives and other exposures with third parties that hold super senior cash positions on the Corporation’s behalf and to certain synthetic CDOs through which the Corporation is obligated to purchase super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps written by the CDO vehicles. Liquidity-related commitments also include $2.1 billion notional amount of derivative contracts with unconsolidated special purpose entities (SPEs), principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. These derivatives comprise substantially all of the $2.1 billion notional amount of derivative contracts through which the Corporation obtains funding from third-party SPEs, as described in Note 11 — Commitments and Contingencies. The Corporation’s $3.0 billion of aggregate liquidity exposure to CDOs at June 30, 2011 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.
Customer Vehicles
     Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

     The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$4,634	$2,112	$6,746	$4,449	$2,735	$7,184

On-balance sheet assets
Trading account assets	$3,932	$225	$4,157	$3,458	$876	$4,334
Derivative assets	-	747	747	1	722	723
Loans held-for-sale	672	-	672	959	-	959
All other assets	1,980	-	1,980	1,429	-	1,429

Total	$6,584	$972	$7,556	$5,847	$1,598	$7,445

On-balance sheet liabilities
Derivative liabilities	$1	$59	$60	$1	$23	$24
Commercial paper and other short-term borrowings	232	-	232	-	-	-
Long-term debt	4,379	-	4,379	3,457	-	3,457
All other liabilities	1	477	478	-	140	140

Total	$4,613	$536	$5,149	$3,458	$163	$3,621

Total assets of VIEs	$6,584	$5,878	$12,462	$5,847	$6,090	$11,937

     Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had approximately $859 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at June 30, 2011.
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

     The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum loss exposure	$8,026	$7,268	$15,294	$19,248	$8,796	$28,044

On-balance sheet assets
Trading account assets	$104	$-	$104	$8,900	$-	$8,900
Derivative assets	353	197	550	-	228	228
AFS debt securities	-	61	61	1,832	73	1,905
Loans and leases	7,257	557	7,814	7,690	1,122	8,812
Allowance for loan and lease losses	(23)	(7)	(30)	(27)	(22)	(49)
Loans held-for-sale	144	870	1,014	262	949	1,211
All other assets	415	5,585	6,000	937	6,440	7,377

Total	$8,250	$7,263	$15,513	$19,594	$8,790	$28,384

On-balance sheet liabilities
Commercial paper and other short-term borrowings	$-	$-	$-	$1,115	$-	$1,115
Long-term debt	174	-	174	229	-	229
All other liabilities	697	1,451	2,148	8,683	1,666	10,349

Total	$871	$1,451	$2,322	$10,027	$1,666	$11,693

Total assets of VIEs	$8,250	$11,594	$19,844	$19,594	$13,416	$33,010

Investment Vehicles
     The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At June 30, 2011 and December 31, 2010, the Corporation’s consolidated investment vehicles had total assets of $3.3 billion and $5.6 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $6.3 billion and $7.9 billion at June 30, 2011 and December 31, 2010. The Corporation’s maximum exposure to loss associated with both consolidated and unconsolidated investment vehicles totaled $5.2 billion and $8.7 billion at June 30, 2011 and December 31, 2010 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Collective Investment Funds
     The Corporation is trustee for certain common and collective investment funds that provide investment opportunities for eligible clients of GWIM. These funds, which had total assets of $12.8 billion at June 30, 2011, hold a variety of cash, debt and equity investments. At June 30, 2011, the Corporation does not have a variable interest in these funds. The Corporation consolidated a stable value collective investment fund with total assets of $8.1 billion at December 31, 2010, for which the Corporation had the unilateral ability to replace the fund’s asset manager. The fund was liquidated during the three months ended March 31, 2011.
Leveraged Lease Trusts
     The Corporation’s net investment in consolidated leveraged lease trusts totaled $4.9 billion and $5.2 billion at June 30, 2011 and December 31, 2010. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.
Asset Acquisition Conduits
     The Corporation administered two asset acquisition conduits which acquire assets on behalf of the Corporation or its customers. These conduits had total assets of $640 million at December 31, 2010. The conduits were liquidated during the three months ended June 30, 2011. Liquidation of the conduits did not impact the Corporation’s consolidated results of operations. For more information on the asset acquisition conduits, see Note 8 — Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

Real Estate Vehicles
     The Corporation held investments in unconsolidated real estate vehicles of $5.2 billion and $5.4 billion at June 30, 2011 and December 31, 2010, which consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.
Other Asset-backed Financing Arrangements
     Prior to 2011, the Corporation transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At June 30, 2011 and December 31, 2010, the Corporation’s maximum loss exposure under these financing arrangements was $6.0 billion and $6.5 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the table on page 172 because the purchasers are not VIEs.
NOTE 9 — Representations and Warranties Obligations and Corporate Guarantees
Background
     The Corporation securitizes first-lien residential mortgage loans, generally in the form of MBS guaranteed by the GSEs or by GNMA in the case of FHA-insured and VA-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans, home equity loans and other second-lien loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities), or in the form of whole loans. In connection with these transactions, the Corporation or certain subsidiaries or legacy companies made various representations and warranties. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, GNMA, whole-loan buyers, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, the Corporation would be exposed to any credit loss on the repurchased mortgage loans.
     Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, GNMA, the whole-loan buyer, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor at any time. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs and GNMA do not contain an equivalent requirement. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, the time horizon has lengthened due to increased repurchase claim activity across all vintages with a significant increase in claims related to loans that had defaulted more than 18 months ago in the three and six months ended June 30, 2011.
     The Corporation’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business and the Corporation is unable to recover valid claims. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. At June 30, 2011, approximately 27 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties compared to approximately 25 percent at December 31, 2010. During the three and six months ended June 30, 2011, the Corporation experienced a decline in recoveries from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties (e.g., active, inactive, out-of-business originators) from which recoveries are sought.
     The Corporation structures its operations to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with its underwriting procedures and by servicing those mortgages consistent with its contractual obligations. In addition, certain securitizations include guarantees written to protect certain purchasers of the loans from credit losses up to a specified amount. The fair value of the obligations to be absorbed under the representations and warranties and guarantees provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in mortgage banking income. This is done throughout the life of the loan, as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. The Corporation also considers bulk settlements when determining its estimated liability for representations and warranties. The estimate of the liability for representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on the Corporation’s results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly.
Settlement Actions
     The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase claim did not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms determined to be advantageous to the Corporation. The following provides a summary of the larger bulk settlement actions beginning in the fourth quarter of 2010 followed by details of the Corporation’s representations and warranties liability, including claims status.
Settlement with the Bank of New York Mellon, as Trustee
     On June 28, 2011, the Corporation, BAC Home Loans Servicing, LP (BAC HLS, which was subsequently merged with and into BANA in July 2011), and its legacy Countrywide affiliates entered into a settlement agreement with the Bank of New York Mellon (BNY Mellon), as trustee (the Trustee), to resolve all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) containing loans principally originated between 2004 and 2008 for which BNY Mellon acts as trustee or indenture trustee (the BNY Mellon Settlement). The Covered Trusts had an original principal balance of approximately $424 billion, of which $409 billion was originated between 2004 and 2008, and total current outstanding principal and unpaid principal balance of loans that had defaulted (collectively unpaid principal balance) of approximately $220 billion, of which $217 billion was originated between 2004 and 2008.
     The BNY Mellon Settlement is supported by a group of 22 institutional investors (the Investor Group). As previously disclosed in October 2010, BAC HLS received a letter from a law firm on behalf of certain members of the Investor Group alleging a servicer event of default and asserting breaches of certain loan servicing obligations, including an alleged failure to provide notice to the Trustee and other parties to the pooling and servicing agreements of breaches of representations and warranties with respect to the mortgage loans included in certain of the Covered Trusts. In connection with the BNY Mellon Settlement, the Corporation, BAC HLS and certain legacy Countrywide affiliates entered into an agreement with the Investor Group, which provides that, among other things, the Investor Group will use reasonable best efforts and cooperate in good faith to effectuate the BNY Mellon Settlement, including obtaining final court approval.
     The BNY Mellon Settlement provides for a cash payment of $8.5 billion (the Settlement Payment) to the Trustee for distribution to the Covered Trusts after final court approval of the BNY Mellon Settlement. In addition to the Settlement Payment, the Corporation is obligated to pay attorneys’ fees and costs to the Investor Group’s counsel as well as all fees and expenses incurred by the Trustee in connection with the BNY Mellon Settlement, which are currently estimated at $100 million. The Corporation is also obligated to pay the Investor Group’s counsel and the Trustee’s fees and expenses related to obtaining final court approval of the BNY Mellon Settlement and certain tax rulings.
     The BNY Mellon Settlement does not cover a small number of legacy Countrywide-issued first-lien non-GSE RMBS transactions with loans originated principally between 2004 and 2008 for various reasons, including for example, six legacy Countrywide-issued first-lien non-GSE RMBS transactions in which BNY Mellon is not the trustee. The BNY Mellon Settlement also does not cover legacy Countrywide-issued second-lien securitization transactions in which a monoline insurer or other financial guarantor provides financial guaranty insurance. In addition, because the settlement is with the Trustee on behalf of the Covered Trusts and releases rights under the governing agreements for the Covered Trusts, the settlement does not release investors’ securities law or fraud claims based upon disclosures made in connection with their decision to purchase, sell, or hold securities issued by the Covered Trusts. To date, various investors, including certain members of the Investor Group, are pursuing securities law or fraud claims related to one or more of the Covered Trusts. The Corporation is not able to determine whether any additional securities law or fraud claims will be made by investors in the Covered Trusts. For information about mortgage-related securities law or fraud claims, see Countrywide Equity and Debt Securities Matters and Mortgage-backed Securities Litigation under Litigation and Regulatory Matters in Note 14 — Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K and in Note 11 — Commitments and Contingencies. For those Covered Trusts where a monoline insurer or other financial guarantor has an independent right to assert repurchase claims directly, the BNY Mellon Settlement does not release such insurer’s or guarantor’s repurchase claims.
     The BNY Mellon Settlement is subject to final court approval and other conditions. The Trustee has determined that the settlement is in the best interests of the Covered Trusts and is seeking the necessary court approval of the BNY Mellon Settlement by commencing a judicial proceeding in New York State court requesting that the court approve the BNY Mellon Settlement as to all the Covered Trusts (the Article 77 Proceeding). The court has signed an order providing that notice of the BNY Mellon Settlement terms be provided to certificateholders and noteholders in the Covered Trusts. Under the court’s order, certificateholders and noteholders in the Covered Trusts have the opportunity to file objections until August 30, 2011 and responses to those objections and statements in support of the settlement until October 31, 2011. The Investor Group has filed, and the court has granted, a petition to intervene as a party to the proceeding so that it may support the BNY Mellon Settlement. The court is scheduled to hold a hearing on the Trustee’s request for entry of an order approving the settlement on November 17, 2011.
     Given the number of Covered Trusts, the number of investors in those Covered Trusts and the complexity of the BNY Mellon Settlement, it is not possible to predict how many investors will seek to intervene in the court proceeding, how many of those and other investors may ultimately object to the BNY Mellon Settlement or the timing or ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. Several alleged investors outside the Investor Group have filed, and the court has granted, petitions to intervene as parties in the pending court proceeding. Certain of these intervenors have stated that they intend to object to the BNY Mellon Settlement, while others have said that they need more information in order to determine whether to object, and indicated that they therefore intend to seek discovery. In addition, it is possible that a substantial number of additional investors outside the Investor Group will also seek to intervene as parties, and some intervenors and other investors may object to the BNY Mellon Settlement. The resolutions of the objections of intervenors and/or other investors who object may delay or ultimately prevent receipt of final court approval. If final court approval is not obtained by December 31, 2015, the Corporation and legacy Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if Covered Trusts representing unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, the Corporation and legacy Countrywide have the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement.

     In addition to final court approval, the settlement is conditioned on receipt of private letter rulings from the IRS as well as receipt of legal opinions under California and New York state tax laws and regulations. While there can be no assurance that such rulings or opinions will be obtained, the Corporation currently anticipates that the process related to these conditions will be completed during the period prior to final court approval.
     There can be no assurance that final court approval of the settlement will be obtained, that all conditions will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that the Corporation and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if the Corporation and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation’s future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described below under Whole Loan Sales and Private-label Securitization Experience on page 183.
     In connection with the BNY Mellon Settlement, BAC HLS has agreed to implement certain servicing changes, on a schedule that began with the signing of the BNY Mellon Settlement agreement, including the transfer of servicing related to certain high-risk loans to qualified subservicers and the benchmarking of loan servicing against defined industry standards regarding default-servicing timelines. The transfer of loans to subservicers will reduce the servicing fees payable to BAC HLS in the future. Failure to meet the established benchmarking standards can trigger the payment of agreed-upon fees. BAC HLS’s obligations with respect to these servicing changes will terminate if final court approval is not obtained.
     The Trustee and BAC HLS have also agreed to clarify certain servicing standards related to loss mitigation. In particular, the BNY Mellon Settlement would clarify that it is permissible to apply the same loss-mitigation strategies to the Covered Trusts as are applied to BAC HLS affiliates’ held-for-investment portfolios. This agreement, which is effective immediately, is not conditioned on final court approval of the BNY Mellon Settlement. If final court approval is never obtained, BAC HLS’s actions taken in accordance with this agreement could be subject to challenge if counterparties argue that they are inconsistent with the Covered Trusts’ current governing documents.
     The Corporation and legacy Countrywide also have agreed to work to resolve with the Trustee certain note and mortgage documentation issues related to the enforceability of mortgages in foreclosure (e.g., title policy and mortgage recordation issues). If certain documentation issues remain outstanding when certain specified loans reach foreclosure, the Corporation and/or legacy Countrywide is obligated to reimburse the related Covered Trust for any loss if BAC HLS is unable to foreclose on the mortgage and the Covered Trust is not made whole by a title policy because of documentation exceptions. This agreement will terminate if final court approval of the BNY Mellon Settlement is not obtained.
     Certain servicing and documentation obligations begin upon signing of the BNY Mellon Settlement agreement, while others, including potential payment of servicing-related fees, are conditioned on final court approval of the BNY Mellon Settlement. The Corporation estimates that the costs associated with additional servicing obligations under the BNY Mellon Settlement contributed $400 million to the second quarter 2011 valuation charge related to the MSR asset. The additional servicing actions are consistent with the consent orders with the Office of the Comptroller of the Currency (OCC) and the Federal Reserve issued in April 2011.

Settlement with Assured Guaranty
     On April 14, 2011, the Corporation, including its legacy Countrywide affiliates, entered into an agreement with Assured Guaranty Ltd. and subsidiaries (Assured Guaranty), to resolve all of the monoline insurer’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 29 first- and second-lien RMBS trusts where Assured Guaranty provided financial guarantee insurance (the Assured Guaranty Settlement). The agreement also resolves historical loan servicing issues and other potential liabilities with respect to these trusts. The agreement covers 21 first-lien RMBS trusts and eight second-lien RMBS trusts, which had an original principal balance of approximately $35.8 billion and total unpaid principal balance of approximately $20.2 billion as of April 14, 2011. The agreement includes cash payments totaling approximately $1.1 billion to Assured Guaranty, as well as a loss-sharing reinsurance arrangement that has an expected value of approximately $470 million, and other terms, including termination of certain derivative contracts. The cash payments consist of $850 million paid on April 14, 2011, $57 million paid on June 30, 2011 and the remainder payable in three equal installments at the end of each quarter through March 31, 2012. The total cost recognized for the Assured Guaranty Settlement as of June 30, 2011 was approximately $1.6 billion. As a result of this agreement, the Corporation consolidated $5.2 billion in consumer loans and the related trust debt on its Consolidated Balance Sheet as of June 30, 2011, due to the establishment of reinsurance contracts at the time of the Assured Guaranty Settlement.
Government-sponsored Enterprise Agreements
     On December 31, 2010, the Corporation reached agreements with the GSEs, under which the Corporation paid $2.8 billion to resolve repurchase claims involving first-lien residential mortgage loans sold directly to the GSEs by entities related to legacy Countrywide (the GSE Agreements). The agreement with FHLMC extinguished all outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FHLMC through 2008, subject to certain exceptions. The agreement with FNMA substantially resolved the existing pipeline of repurchase claims outstanding as of September 20, 2010 arising out of alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FNMA. These agreements with the GSEs did not cover outstanding and potential mortgage repurchase claims arising out of any alleged breaches of selling representations and warranties to legacy Bank of America first-lien residential mortgage loans sold directly to the GSEs or other loans sold directly to the GSEs other than described above, loan servicing obligations, other contractual obligations or loans contained in private-label securitizations.

Outstanding Claims

     The table below presents outstanding representations and warranties claims by counterparty and product type at June 30, 2011 and December 31, 2010. For additional information refer to Whole Loan Sales and Private-label Securitizations on page 183 of this Note and Note 11 — Commitments and Contingencies. These repurchase claims include $1.7 billion in demands from investors in the Covered Trusts received in the third quarter of 2010, but otherwise do not include any repurchase claims related to the Covered Trusts.

Outstanding Claims by Counterparty and Product Type
	June 30	December 31
(Dollars in millions)	2011	2010

By counterparty
GSEs	$5,081	$2,821
Monolines	3,533	4,799
Whole loan and private-label securitization investors and other (1)	2,966	3,067

Total outstanding claims by counterparty	$11,580	$10,687

By product type
Prime loans	$3,421	$2,040
Alt-A	1,938	1,190
Home equity	2,853	3,658
Pay option	2,478	2,889
Subprime	663	734
Other	227	176

Total outstanding claims by product type	$11,580	$10,687

(1)
Amounts for June 30, 2011 and December 31, 2010 include $1.7 billion in demands contained in correspondence from private-label securitizations investors in the Covered Trusts that do not have the right to demand repurchase of loans directly or the right to access loan files. For additional information, see Settlement with Bank of New York Mellon, as Trustee on page 174.

     The number of repurchase claims as a percentage of the number of loans purchased arising from loans sourced from brokers or purchased from third-party sellers is relatively consistent with the number of repurchase claims as a percentage of the number of loans originated by the Corporation or its subsidiaries or legacy companies.
Cash Payments
     As presented in the table below, during the three and six months ended June 30, 2011, the Corporation paid $1.6 billion and $2.1 billion to resolve $1.9 billion and $2.6 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $1.0 billion and $1.4 billion. During the three and six months ended June 30, 2010, the Corporation paid $857 million and $1.9 billion to resolve $926 million and $2.1 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $487 million and $1.2 billion. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monoline insurers. In addition to the amounts discussed above, the Corporation paid $907 million in the three months ended June 30, 2011 to Assured Guaranty as part of the Assured Guaranty Settlement.
     The table below presents first-lien and home equity loan repurchases and indemnification payments for the three and six months ended June 30, 2011 and 2010.

Loan Repurchases and Indemnification Payments
	Three Months Ended June 30
	2011			2010
	Unpaid	Cash Paid		Unpaid	Cash Paid
	Principal	for		Principal	for
(Dollars in millions)	Balance	Repurchases	Loss	Balance	Repurchases	Loss

First-lien
Repurchases	$860	$970	$419	$573	$627	$267
Indemnification payments	958	539	539	291	166	165

Total first-lien	1,818	1,509	958	864	793	432

Home equity
Repurchases	3	3	-	24	28	19
Indemnification payments	45	48	48	38	36	36

Total home equity	48	51	48	62	64	55

Total first-lien and home equity	$1,866	$1,560	$1,006	$926	$857	$487

	Six Months Ended June 30
	2011			2010

First-lien
Repurchases	$1,194	$1,333	$552	$1,209	$1,325	$627
Indemnification payments	1,292	699	699	801	462	462

Total first-lien	2,486	2,032	1,251	2,010	1,787	1,089

Home equity
Repurchases	18	18	14	42	48	29
Indemnification payments	85	87	87	79	76	76

Total home equity	103	105	101	121	124	105

Total first-lien and home equity	$2,589	$2,137	$1,352	$2,131	$1,911	$1,194

Liability for Representations and Warranties and Corporate Guarantees
     The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities and the related provision is included in mortgage banking income. The table below presents a rollforward of the liability for representations and warranties and corporate guarantees and includes the provision and related payments made for recent settlements.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Liability for representations and warranties and corporate guarantees, beginning of period	$6,220	$3,325	$5,438	$3,507
Additions for new sales	3	8	10	16
Charge-offs	(2,480)	(642)	(2,718)	(1,360)
Provision	14,037	1,248	15,050	1,774
Other	-	-	-	2

Liability for representations and warranties and corporate guarantees, June 30	$17,780	$3,939	$17,780	$3,939

     The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. For the three and six months ended June 30, 2011, the provision for representations and warranties and corporate guarantees was $14.0 billion and $15.1 billion compared to $1.2 billion and $1.8 billion for the same periods in 2010. Of the $14.0 billion provision recorded in the three months ended June 30, 2011, $8.6 billion was attributable to the BNY Mellon Settlement. In addition, the BNY Mellon Settlement led to the determination that the Corporation has sufficient experience to record a liability related to its exposure on certain other private-label securitizations. This determination combined with higher estimated GSE repurchase rates in the three and six months ended June 30, 2011, was the driver of the balance of the provision. GSE repurchase rates increased driven by higher than expected claims during the three and six months ended June 30, 2011, including claims on loans that defaulted more than 18 months ago and on loans where the borrower has made a significant number of payments (e.g., at least 25), in each case in numbers that were not expected based on historical claims.
Estimated Range of Possible Loss
Government-sponsored Enterprises
     The Corporation’s estimated liability for obligations under representations and warranties given to the GSEs considers, among other things, higher estimated repurchase rates based on higher than expected claims from the GSEs during the three and six months ended June 30, 2011. It also considers the GSE Agreements and their expected impact on the repurchase rates on future repurchase claims the Corporation might receive on loans that have defaulted or that it estimates will default. The Corporation’s provision with respect to the GSEs is necessarily dependent on, and limited by, its historical claims experience with the GSEs and may materially change in the future based on factors beyond its control. The Corporation believes its predictive repurchase models, utilizing its historical repurchase experience with the GSEs while considering current developments, including the GSE Agreements and recent GSE behavior, projections of future defaults, as well as certain other assumptions regarding economic conditions, home prices and other matters, allow it to reasonably estimate the liability for obligations under representations and warranties on loans sold to the GSEs, and its estimate of the liability for these obligations has been accounted for in the recorded liability for representations and warranties for these loans. However, future provisions associated with obligations under representations and warranties made to the GSEs may be materially impacted if actual results are different from the Corporation’s assumptions regarding economic conditions, home prices and other matters, including the repurchase request behavior of the GSEs and the estimated repurchase rates. While the Corporation has an established history of working with the GSEs on repurchase claims, its experience with them continues to evolve and impact the Corporation’s estimated repurchase rates and liability. In addition, the recent FNMA announcement regarding mortgage insurance rescissions, cancellations and claim denials could result in increased repurchase requests from FNMA that exceed the repurchase requests contemplated by the estimated liability.
     The Corporation is not able to anticipate changes in the behavior of the GSEs from the Corporation’s past experiences. Therefore, it is not possible to reasonably estimate a possible loss or range of possible loss with respect to any such potential impact in excess of current accruals on future GSE provisions if the behavior of the GSEs changes from past experience.

Counterparties other than Government-sponsored Enterprises
     The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally in the 2004 through 2008 vintage. For the remainder of the population of private-label securitizations, although the Corporation believes it is probable that other claimants may come forward with claims that meet the requirements of the terms of the securitizations, the Corporation has experienced limited activity that has met the standards required. The Corporation believes that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in the three and six months ended June 30, 2011, have provided for a substantial portion of the Corporation’s non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, as discussed below, the Corporation has not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole loan and other private-label securitization exposures. The Corporation currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2011, could be up to $5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.
     The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including the Corporation’s experience related to actual defaults, estimated future defaults and historical loss experience. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on the Corporation’s belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, the Corporation believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. The Corporation believes the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the comparable agreements with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities.
     The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss was updated in the second quarter of 2011 to consider the implied repurchase experience based on the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement are satisfied. It also considers the Corporation’s assumptions regarding economic conditions, including estimated second quarter 2011 home prices. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization. Although the Corporation continues to believe that presentation thresholds, as described above, are a factor in the determination of probable loss, given the BNY Mellon Settlement, the upper end of the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.
     Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from the Corporation’s assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of loss. For example, if courts were to disagree with the Corporation’s interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant loan-level experience to measure the impact of these differences on the probability that a loan will be repurchased.
     The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 11 – Commitments and Contingencies, nor do they include any separate foreclosure costs and related costs and assessments or any possible losses related to potential claims for breaches of performance of servicing obligations, potential securities law or fraud claims or potential indemnity or other claims against the Corporation. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies), fraud or other claims against the Corporation; however, such loss could be material.
Government-sponsored Enterprises Experience
     The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase claims. However, the behavior of the GSEs continues to evolve. Notably in recent periods, the Corporation has been experiencing elevated levels of new claims, including claims on default vintages and loans in which borrowers have made a significant number of payments (e.g., at least 25 payments), in each case, in numbers that were not expected based on historical experience. Additionally, the criteria by which the GSEs are ultimately willing to resolve claims have become more rigid over time. Generally, the Corporation first becomes aware that a GSE is evaluating a particular loan for repurchase when the Corporation receives a request from a GSE to review the underlying loan file (file request). Upon completing its review, the GSE may submit a repurchase claim to the Corporation. As soon as practicable after receiving a repurchase claim from either of the GSEs, the Corporation evaluates the claim and takes appropriate action. Claim disputes are generally handled through loan-level negotiations with the GSEs and the Corporation seeks to resolve the repurchase claim within 90 to 120 days of the receipt of the claim although tolerances exist for claims that remain open beyond this timeframe. Experience with the GSEs continues to evolve and any disputes are generally related to areas including reasonableness of stated income, occupancy, undisclosed liabilities and the validity of mortgage insurance claim rescissions or denials in the vintages with the highest default rates. During the three and six months ended June 30, 2011, outstanding GSE claims increased substantially, primarily attributable to an increase in new claims submitted on both legacy Countrywide originations not covered by the GSE Agreements and Bank of America originations, combined with an increase in the volume of claims appealed by the Corporation and awaiting review and response from one of the GSEs.
Monoline Insurers Experience
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
     Properly presented repurchase claims for the monolines are generally reviewed on a loan-by-loan basis. As part of an ongoing claims process, if the Corporation does not believe a claim is valid, it will deny the claim and generally indicate the reason for the denial to facilitate meaningful dialogue with the counterparty although it is not contractually obligated to do so. When there is disagreement as to the resolution of a claim, meaningful dialogue and negotiation is generally necessary between the parties to reach conclusion on an individual claim. Although the Assured Guaranty Settlement does not cover all securitizations where Assured Guaranty and subsidiaries provided insurance, it covers the transactions that resulted in repurchase requests from this monoline. As a result, the on-going claims process with counterparties with a more consistent repurchase experience is substantially complete.
     The remaining monolines have instituted litigation against legacy Countrywide and Bank of America. When claims from these counterparties are denied, the Corporation does not indicate its reason for denial as it is not contractually obligated to do so. In the Corporation’s experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim.
     The pipeline of unresolved monoline claims where the Corporation believes a valid defect has not been identified which would constitute an actionable breach of representations and warranties decreased during the three and six months ended June 30, 2011 as a result of the Assured Guaranty Settlement. Through June 30, 2011, approximately 30 percent of monoline claims that the Corporation initially denied have subsequently been resolved through the Assured Guaranty Settlement, nine percent through repurchase or make-whole payments and one percent have been resolved through rescission. When a claim has been denied and there has not been communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
     A liability for representations and warranties has been established for repurchase claims based on valid identified loan defects and for repurchase claims that are in the process of review based on historical repurchase experience with specific monoline insurers to the extent such experience provides a reasonable basis on which to estimate incurred losses from repurchase activity. In prior periods, a liability was established for Assured Guaranty related to repurchase claims subject to negotiation and unasserted claims to repurchase current and future defaulted loans. The Assured Guaranty Settlement resolved this representations and warranties liability with the liability for the related loss sharing reinsurance arrangement being recorded in other accrued liabilities. With respect to the other monoline insurers, the Corporation has had limited experience in the repurchase process as these monoline insurers have instituted litigation against legacy Countrywide and Bank of America, which limits the Corporation’s ability to enter into constructive dialogue with these monolines to resolve the open claims. For these monolines, in view of the inherent difficulty of predicting the outcome of those repurchase claims where a valid defect has not been identified or in predicting future claim requests and the related outcome in the case of unasserted claims to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome through the repurchase process. In addition, the timing of the ultimate resolution or the eventual loss through the repurchase process, if any, related to those repurchase claims cannot be reasonably estimated. Thus, with respect to these monolines, a liability for representations and warranties has not been established related to repurchase claims where a valid defect has not been identified, or in the case of any unasserted claims to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds. For additional information related to the monolines, see Note 11 – Commitments and Contingencies.
Monoline Outstanding Claims
     At June 30, 2011, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved repurchase claims previously received from monolines was $3.5 billion, including $3.0 billion in repurchase claims that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $547 million in repurchase claims that are in the process of review. As noted above, a portion of the repurchase claims that are initially denied are ultimately resolved through bulk settlement, repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At June 30, 2011, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $6.1 billion, excluding loans that had been paid in full and file requests for loans included in the trusts settled with Assured Guaranty. There will likely be additional requests for loan files in the future leading to repurchase claims. Such claims may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase claim will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase claim. In addition, amounts paid on repurchase claims from a monoline are paid to the securitization trust and may be used by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims.

Whole Loan Sales and Private-label Securitizations Experience
     The majority of the repurchase claims that the Corporation has received outside of the GSEs and monolines are from third-party whole-loan investors. In connection with these transactions, the Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Properly presented repurchase claims for these whole loans are reviewed on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with the Corporation’s denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach conclusion on an individual claim. Generally, a whole loan sale claimant is engaged in the repurchase process and the Corporation and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Through June 30, 2011, 16 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 50 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
     The Corporation and its subsidiaries have limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited as shown in the outstanding claims table on page 177. In private-label securitizations certain presentation thresholds need to be met in order for any repurchase claim to be asserted by investors. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the comparable agreements with the GSEs and GNMA, the agreements generally include a representation that underwriting practices were prudent and customary.
     During the third quarter of 2010, the Corporation received claim demands totaling $1.7 billion from private-label securitization investors in the Covered Trusts. Non-GSE investors generally do not have the contractual right to demand repurchase of the loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims, as reflected in the table on page 177, does not mean that the Corporation believes these claims have satisfied the contractual thresholds required for the private-label securitization investors to direct the securitization trustee to take action or that these claims are otherwise procedurally or substantively valid. One of these claimants has filed litigation against the Corporation relating to certain of these demands; the claims in this litigation would be extinguished if there is final court approval of the BNY Mellon Settlement.

NOTE 10 – Goodwill and Intangible Assets
Goodwill
     The table below presents goodwill balances by business segment at June 30, 2011 and December 31, 2010. The reporting units utilized for goodwill impairment tests are the operating segments or one level below. The Corporation performs its annual goodwill impairment test during the three months ending September 30, based on June 30 information.

	June 30	December 31
(Dollars in millions)	2011	2010

Deposits	$17,875	$17,875
Global Card Services	11,896	11,889
Consumer Real Estate Services	-	2,796
Global Commercial Banking	20,668	20,656
Global Banking & Markets	10,673	10,671
Global Wealth & Investment Management	9,928	9,928
All Other	34	46

Total goodwill	$71,074	$73,861

     In connection with the sale of Balboa Insurance Company’s lender-placed insurance business that closed on June 1, 2011, the Corporation allocated $193 million of CRES goodwill to the business in determining the gain on sale based upon the relative fair value of the business sold.
     During the three months ended June 30, 2011, as a consequence of the BNY Mellon Settlement entered into by the Corporation on June 28, 2011, the adverse impact of the incremental mortgage-related charges recorded during the three months ended June 30, 2011, and the continued economic slowdown in the mortgage business, the Corporation performed an impairment test for the CRES reporting unit on the remaining goodwill balance of $2.6 billion. Based on the results of step one of the impairment test, the Corporation determined that a step two analysis was necessary. In step two, the Corporation compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill and concluded that the remaining balance of goodwill of $2.6 billion was impaired as of June 30, 2011. Accordingly, the Corporation recorded a non-cash, non-tax deductible goodwill impairment charge of $2.6 billion to reduce the carrying value of the goodwill in CRES to zero during the three months ended June 30, 2011.
     On June 29, 2011, the Federal Reserve issued a final rule which will be effective October 1, 2011 that establishes debit card interchange fees in connection with the Durbin Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In light of the issuance of the final rules, the Corporation performed an updated impairment analysis for the Global Card Services reporting unit during the three months ended June 30, 2011.
     In step one of the goodwill impairment test, the fair value of Global Card Services was estimated using the income approach. The significant assumptions under the income approach included the discount rate, terminal value, cash flow estimates and expected new account growth. The step one fair value estimate also included the impact of the Federal Reserve’s final rule on debit card interchange fees. At June 30, 2011, the carrying amount, fair value and goodwill for the Global Card Services reporting unit were $24.8 billion, $37.3 billion and $11.9 billion, respectively. The estimated fair value as a percent of the carrying amount was 150 percent. Although, the fair value exceeded the carrying amount in step one of the Global Card Services goodwill impairment test indicating no impairment, to further substantiate the value of goodwill, the Corporation also performed step two for this reporting unit. Under step two of the goodwill impairment test, significant assumptions in measuring the fair value of the assets and liabilities of the reporting unit, including discount rates, loss rates and interest rates were updated to reflect the current economic conditions. The results of step two of the goodwill impairment test indicated that the remaining balance of goodwill of $11.9 billion was not impaired as of June 30, 2011. Given the recent Federal Reserve rulemaking and improved economic environment, the uncertainty concerning the recoverability of Global Card Services goodwill has been significantly reduced.

Intangible Assets
     The table below presents the gross carrying amounts and accumulated amortization related to intangible assets at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
(Dollars in millions)	Carrying Value	Amortization	Carrying Value	Amortization

Purchased credit card relationships	$7,179	$4,372	$7,162	$4,085
Core deposit intangibles	5,394	4,253	5,394	4,094
Customer relationships	4,229	1,440	4,232	1,222
Affinity relationships	1,649	969	1,647	902
Other intangibles	3,091	1,332	3,087	1,296

Total intangible assets	$21,542	$12,366	$21,522	$11,599

     None of the intangible assets were impaired at June 30, 2011 or December 31, 2010.
     Amortization of intangibles expense was $382 million and $767 million for the three and six months ended June 30, 2011 compared to $439 million and $885 million for the same periods in 2010. The Corporation estimates aggregate amortization expense will be approximately $370 million for each of the remaining quarters of 2011, and $1.3 billion, $1.2 billion, $1.0 billion, $890 million and $785 million for 2012 through 2016, respectively.
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
Credit Extension Commitments
     The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table on page 186 shows the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $20.4 billion and $23.3 billion at June 30, 2011 and December 31, 2010. At June 30, 2011, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $925 million, including deferred revenue of $28 million and a reserve for unfunded lending commitments of $897 million. At December 31, 2010, the comparable amounts were $1.2 billion, $29 million and $1.2 billion, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

     The table below also includes the notional amount of commitments of $28.0 billion and $27.3 billion at June 30, 2011 and December 31, 2010 that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $773 million and $866 million on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 17 — Fair Value Option.

	June 30, 2011
		Expire after 1	Expire after 3
	Expire in 1	Year through	Years through	Expire after 5
(Dollars in millions)	Year or Less	3 Years	5 Years	Years	Total

Notional amount of credit extension commitments
Loan commitments	$116,408	$113,690	$78,377	$19,966	$328,441
Home equity lines of credit	1,523	5,387	19,973	45,260	72,143
Standby letters of credit and financial guarantees (1)	34,382	18,419	6,710	3,220	62,731
Letters of credit (2)	4,350	103	3	166	4,622

Legally binding commitments	156,663	137,599	105,063	68,612	467,937
Credit card lines (3)	488,460	-	-	-	488,460

Total credit extension commitments	$645,123	$137,599	$105,063	$68,612	$956,397

	December 31, 2010
Notional amount of credit extension commitments
Loan commitments	$152,926	$144,461	$43,465	$16,172	$357,024
Home equity lines of credit	1,722	4,290	18,207	55,886	80,105
Standby letters of credit and financial guarantees (1)	35,275	18,940	4,144	5,897	64,256
Letters of credit (2)	3,698	110	-	874	4,682

Legally binding commitments	193,621	167,801	65,816	78,829	506,067
Credit card lines (3)	497,068	-	-	-	497,068

Total credit extension commitments	$690,689	$167,801	$65,816	$78,829	$1,003,135

(1)
The notional amounts of SBLCs and financial guarantees classified as investment-grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $40.5 billion and $21.0 billion at June 30, 2011 and $41.1 billion and $22.4 billion at December 31, 2010. Amount includes consumer letters of credit of $794 million and other letters of credit of $362 million at June 30, 2011.

(2)	Amount includes $109 million and $849 million of consumer letters of credit and $4.5 billion and $3.8 billion of commercial letters of credit at June 30, 2011 and December 31, 2010, respectively.

(3)	Includes business card unused lines of credit.
     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
Global Principal Investments and Other Equity Investments
     At June 30, 2011 and December 31, 2010, the Corporation had unfunded equity investment commitments of approximately $1.2 billion and $1.5 billion. In light of proposed Basel regulatory capital changes related to unfunded commitments, the Corporation has actively reduced these commitments in a series of transactions involving its private equity fund investments. For more information on these Basel regulatory capital changes, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. In 2010, the Corporation completed the sale of its exposure to certain private equity funds. For more information on these transactions, see Note 5 – Securities to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.
Other Commitments
     At June 30, 2011 and December 31, 2010, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $3.5 billion and $2.6 billion, which upon settlement will be included in loans or LHFS.
     At June 30, 2011 and December 31, 2010, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $86.1 billion and $39.4 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $72.9 billion and $33.5 billion. All of these commitments expire within the next 12 months.

     The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.6 billion, $2.9 billion, $2.4 billion, $1.8 billion and $1.5 billion for the remainder of 2011 through 2015, respectively, and $7.1 billion in the aggregate for all years thereafter.
     The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At June 30, 2011 and December 31, 2010, the minimum fee commitments over the remaining terms of these agreements totaled $2.0 billion and $2.1 billion.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
     The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2011 and December 31, 2010, the notional amount of these guarantees totaled $15.9 billion and $15.8 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.1 billion and $5.0 billion with estimated maturity dates between 2030 and 2040.
Employee Retirement Protection
     The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high-quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2011 and December 31, 2010, the notional amount of these guarantees totaled $31.8 billion and $33.8 billion with estimated maturity dates up to 2014 if the exit option is exercised on all deals.
Merchant Services
     During 2009, the Corporation contributed its merchant processing business to a joint venture in exchange for a 46.5 percent ownership interest in the joint venture. During the three months ended June 30, 2010, the joint venture purchased the interest held by one of the three initial investors bringing the Corporation’s ownership interest up to 49 percent. For additional information on the joint venture agreement, see Note 5 – Securities.
     In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults on its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the merchant processor. The sponsored entities are primarily liable for any losses on covered transactions. However, if the sponsored entities fail to meet their obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and six months ended June 30, 2011, the sponsored entities processed and settled $109.9 billion and $194.8 billion of sponsored transactions and recorded losses of $3 million and $5 million. For the three and six months ended June 30, 2010, the sponsored entities processed and settled $82.8 billion and $161.9 billion of sponsored transactions and recorded losses of $5 million and $8 million. At June 30, 2011 and December 31, 2010, the Corporation held as collateral $29 million and $25 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.
     The Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2011 and December 31, 2010, the maximum potential exposure for sponsored transactions totaled approximately $158.6 billion and $139.5 billion. The Corporation does not expect to make material payments in connection with these guarantees.
Other Derivative Contracts
     The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At June 30, 2011 and December 31, 2010, the total notional amount of these derivative contracts was approximately $5.1 billion and $4.3 billion with commercial banks and $2.1 billion and $1.7 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.
Other Guarantees
     The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds at the preset future date. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2011 and December 31, 2010, the notional amount of these guarantees totaled $374 million and $666 million. These guarantees have various maturities ranging from two to five years. As of June 30, 2011 and December 31, 2010, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.
     The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.2 billion and $3.4 billion at June 30, 2011 and December 31, 2010. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.
     In addition, the Corporation has guaranteed the payment obligations of certain subsidiaries of Merrill Lynch on certain derivative transactions. The aggregate notional amount of such derivative liabilities was approximately $2.4 billion and $2.1 billion at June 30, 2011 and December 31, 2010. In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

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
     In October 2010, the British Bankers’ Association (BBA), on behalf of its members, including the Corporation, challenged the provisions of the FSA Policy Statement and their retroactive application to sales of PPI to U.K. consumers through a judicial review process against the FSA and the U.K. Financial Ombudsman Service. On April 20, 2011, the U.K. court issued a judgment upholding the FSA Policy Statement as promulgated and dismissing the BBA’s challenge. The BBA will not appeal the decision. Following the conclusion of the judicial review and the subsequent completion of the detailed root cause analysis as required by the FSA Policy Statement, the Corporation re-assessed its reserve for PPI claims resulting in an increase in the reserve of $77 million bringing the total accrued liability as of June 30, 2011 to $769 million.
Litigation and Regulatory Matters
     The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (collectively, the prior commitments and contingencies disclosures).
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
     In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expense was $2.3 billion and $3.2 billion during the three and six months ended June 30, 2011 compared to $102 million and $690 million for the same periods in 2010.
     For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $2.3 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.
Checking Account Overdraft Litigation
     On May 24, 2011, the Multi-District Litigation transferee court entered an order preliminarily approving the settlement.
Countrywide Bond Insurance Litigation
MBIA
     On June 30, 2011, the appellate court issued a decision on the parties’ cross-appeals in MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, et al. The appellate court dismissed MBIA Insurance Corporation’s breach of implied covenant of good faith and fair dealing claim, which reversed the trial court ruling on that claim, and otherwise affirmed the trial court’s decisions.
Syncora
     The trial is set to commence during or after the second quarter of 2012.
FGIC
     The trial is set to commence during or after the fourth quarter of 2012.

Fontainebleau Las Vegas Litigation
     On June 9, 2009, Fontainebleau Las Vegas, LLC, then a Chapter 11 debtor-in-possession (FBLV), commenced an adversary proceeding, entitled Fontainebleau Las Vegas, LLC v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (FBLV action), against a group of lenders, including BANA and Merrill Lynch Capital Corporation (MLCC). The action was originally filed in the United States Bankruptcy Court, Southern District of Florida but is now before the U.S. District Court for the Southern District of Florida. On April 12, 2010, FBLV’s Chapter 11 case was converted to a Chapter 7 case and a Trustee was appointed. On July 15, 2010, the district court entered an order substituting the Trustee as plaintiff in this action. The complaint alleges, among other things, that defendants breached an agreement to lend their respective committed amounts under an $800 million revolving loan facility, of which BANA and MLCC had each committed $100 million, in connection with the construction of a resort and casino development in Las Vegas. The complaint seeks damages in excess of $3 billion and a “turnover” order under Section 542 of the Bankruptcy Code requiring the lenders to fund their respective commitments. On September 21, 2010, the court entered an order dismissing the breach of contract and turnover claims in order to allow the plaintiff to pursue an immediate appeal of the court’s August 2009 decision denying partial summary judgment of certain of FBLV’s claims. The Trustee filed a notice of appeal on October 18, 2010. That appeal is currently pending before the U.S. Court of Appeals for the Eleventh Circuit.
     On June 9, 2009, a related lawsuit, Avenue CLO Fund Ltd., et al. v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (the Avenue action), was filed in the U.S. District Court for the District of Nevada by certain project lenders. On September 21, 2009, another related lawsuit, ACP Master, Ltd., et al. v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (the ACP action), was filed in the U.S. District Court for the Southern District of New York by the purported successors-in-interest to certain project lenders. These two actions were subsequently transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of Florida for coordinated pretrial proceedings with the FBLV action. Plaintiffs in the Avenue and ACP actions (the Term Lenders) allege that BANA, MLCC and the other defendants breached their revolving loan facility commitments to FBLV. In addition, they allege that BANA breached its duties as disbursement agent under a separate agreement governing the disbursement of loaned funds to FBLV. The Term Lenders seek unspecified money damages on their claims. On May 28, 2010, the district court granted defendants’ motion to dismiss the revolving loan facility commitment claims, but denied BANA’s motion to dismiss the disbursement agent claims. On January 13, 2011, the district court granted the Term Lenders’ motion for entry of a partial final judgment on their revolving loan facility commitment claims. The Term Lenders filed a notice of appeal with respect to those claims on January 19, 2011.
     On April 19, 2011, the district court dismissed the disbursement agent claims against BANA in the ACP action after the Avenue action plaintiffs represented that they had acquired the claims belonging to the ACP action plaintiffs and would be pursuing those claims in the Avenue action.
Interchange and Related Litigation
     On May 16, 2011, a proceeding parallel to Watson v. Bank of America Corporation, containing substantially the same allegations was commenced in Ontario Superior Court under the caption Bancroft-Snell v. Visa Canada Corp. et. al.
Lehman Brothers Holdings, Inc. Litigation
     On June 4, 2010, defendants filed a motion to dismiss the class action complaint, and on July 27, 2011, the court granted in part and denied in part the motion. Certain of the allegations in the complaint that purported to support the Section 11 claim against the underwriter defendants were dismissed; others were not dismissed relating to alleged misstatements regarding Lehman Brothers Holdings, Inc.’s leverage and financial condition, risk management and risk concentrations.
Lehman Setoff Litigation
     On May 20, 2011, the Bankruptcy Court entered final judgment in the matter. BANA noticed its appeal on May 23, 2011.
MBIA Insurance Corporation CDO Litigation
     On July 11, 2011, the parties reached an agreement to settle the litigation, which did not require any payment by Merrill Lynch.

Merrill Lynch Acquisition-related Matters
Securities Actions
     On July 29, 2011, the court in the securities class actions in In re Banc of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation granted in part and denied in part the Corporation’s and its co-defendants’ motion to dismiss the second amended complaint. Among other rulings, the court: (i) dismissed plaintiffs’ claim under Section 10(b) of the Securities Exchange Act of 1934 alleging that the Corporation and individual defendants committed securities fraud in connection with the failure to disclose the Corporation’s discussions with government officials in December 2008 regarding the possibility of obtaining government assistance in completing the Merrill Lynch acquisition; (ii) dismissed the claims of certain holders of the Corporation’s preferred shares, purchasers of the Corporation’s bonds, and owners of call options on the ground that such securities holders lacked standing to pursue a claim against the Corporation and the individual defendants; and (iii) sustained plaintiffs’ Section 10(b) claim alleging the Corporation failed to disclose the financial condition and 2008 fourth-quarter losses experienced by Merrill Lynch. On August 2, 2011, the court dismissed plaintiffs’ Section 10(b) claim alleging that the Corporation failed to make an interim disclosure of its 2008 fourth-quarter losses.
Mortgage-backed Securities Litigation
     The Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates have been named as defendants in several cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20 of the Securities Exchange Act of 1934 and/or state securities laws and other state statutory and common laws.
     These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers’ ability to repay their mortgage loans; and (iv) the underwriting practices by which those mortgage loans were originated (collectively MBS Claims). In addition, several of the cases discussed below assert claims related to the ratings given to the different tranches of MBS by rating agencies. Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission.
     On May 24, 2011, Countrywide filed with the Judicial Panel on Multi-District Litigation a motion to centralize federal court cases involving Countrywide MBS Claims in the U.S. District Court for the Central District of California, which is pending.
Luther Litigation and Related Actions
     On May 6, 2011, the court held, in Maine State Retirement System vs. Countrywide Financial Corporation, et al. (Maine State), that the plaintiffs only have standing to sue over the specific MBS tranches that they purchased, and that the applicable statute of limitations could be tolled by the filing of the Luther v. Countrywide Financial Corporation, et al. (Luther) action only with respect to the specific tranches of MBS that the Luther plaintiffs purchased. On June 6, 2011, the Maine State plaintiffs filed a third amended complaint that asserts claims in connection with nine MBS tranches and moved for certification of the case as a class action. On June 15, 2011, the court denied the Maine State plaintiffs’ motion to permit immediate interlocutory appeal of the court’s orders on standing, tolling of the statute of limitations, and successor liability.
     On May 18, 2011, in Luther, the California Court of Appeal reversed the Superior Court’s dismissal on jurisdictional grounds. Countrywide filed a petition for further review by the California Supreme Court.
IndyMac Litigation
     On June 21, 2011, the court denied plaintiffs’ motion to amend to add MLPF&S and Countrywide Securities Corporation as defendants.

Merrill Lynch MBS Litigation
     On June 15, 2011, the court granted plaintiffs’ motion for class certification.
Federal Home Loan Bank Litigation
     In Federal Home Loan Bank of Chicago v. Banc of America Funding Corp., et al., plaintiff filed an amended complaint that adds Merrill Lynch Mortgage Investors, BANA, and CFC as defendants and adds additional claims for alleged successor liability against the Corporation. Defendants filed a motion to dismiss the amended complaint on May 27, 2011.
     The Federal Home Loan Bank of Indianapolis filed a complaint against the Corporation, BAS, Banc of America Mortgage Securities Inc, CFC and CWMBS Inc., in the Superior Court of Indiana, Marion County, entitled Federal Home Loan Bank of Indianapolis v. Banc of America Mortgage Securities, Inc., et al. Plaintiffs allege that they purchased MBS issued by or underwritten by certain of the defendants from February 2005 to June 2007.
     On June 23, 2011 and July 18, 2011, the court denied defendants’ motions to dismiss in the Federal Home Loan Bank of Seattle v. UBS Securities LLC, et al.; Federal Home Loan Bank of Seattle v. Countrywide Securities Corp., et al.; Federal Home Loan Bank of Seattle v. Banc of America Securities LLC, et al. and Federal Home Loan Bank of Seattle v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. actions.
Allstate Litigation
     On June 14, 2011, the court granted CFC’s motion and transferred the case to the U.S. District Court for the Central District of California, where it has been assigned to the same judge before whom the Maine State action is pending.
Dexia Litigation
     Dexia Holdings, Inc. and others filed an action on January 24, 2011 against CFC, the Corporation and several of their affiliates, among others, in the New York Supreme Court, entitled Dexia Holdings, Inc., et al., v. Countrywide Financial Corporation, et al. Plaintiffs allege that they purchased MBS issued by CFC-related entities in 142 public offerings and six private placements between April 2004 and August 2007. Defendants filed a motion to remove and transfer the case to the U.S. District Court for the Central District of California and a motion to dismiss.
Western & Southern Litigation
     The Western and Southern Life Insurance Company and others filed an action on April 27, 2011 against CFC, the Corporation, several of their subsidiaries and several individuals in the U.S. District Court for the Southern District of Ohio, entitled The Western and Southern Life Insurance Company, et al., v. Countrywide Financial Corporation, et al. Plaintiffs allege that they purchased MBS issued by CFC-related entities in 32 public offerings between March 2005 and July 2007.
Regulatory Investigations
     The Corporation has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries and investigations related to a number of transactions involving the Corporation’s underwriting and issuance of MBS and its participation in certain CDO offerings. These inquiries and investigations include, among others: an investigation by the SEC related to Merrill Lynch’s risk control, valuation, structuring, marketing and purchase of CDOs. The Corporation has provided documents and testimony and continues to cooperate fully with these inquiries and investigations.

Mortgage Servicing Investigations and Litigation
     On April 13, 2011, the Corporation entered into a consent order with the Federal Reserve and BANA entered into a consent order with the OCC to address the regulators’ concerns about residential mortgage servicing practices and foreclosure processes. Also on this date, the other 13 largest mortgage servicers separately entered into consent orders with their respective federal bank regulators related to residential mortgage servicing practices and foreclosure processes. The orders resulted from an interagency horizontal review conducted by federal bank regulators of major residential mortgage servicers. While federal bank regulators found that loans foreclosed upon had been generally considered for other alternatives (such as loan modifications) and were seriously delinquent, and that servicers could support their standing to foreclose, several areas for process improvement requiring timely and comprehensive remediation across the industry were also identified. The Corporation identified most of these areas for process improvement after its own review in late 2010 and continues to make significant progress in these areas. The federal bank regulator consent orders with the mortgage servicers do not assess civil monetary penalties. However, the consent orders do not preclude the assertion of civil monetary penalties and a federal bank regulator has stated publicly that it believes monetary penalties are appropriate.
     The consent order with the OCC requires servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes; adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan; and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the consent order required that servicers retain an independent consultant, approved by the OCC, in order to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred between January 1, 2009 and December 31, 2010 and submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review. The OCC accepted the independent consultant that the Corporation retained to conduct the foreclosure review. Additionally, the Corporation has submitted an action plan to the OCC which will undergo a period of review by the OCC. The OCC may require changes to the action plan, and may consider the ongoing negotiations with the U.S. Department of Justice (DOJ) and other federal and state authorities regarding foreclosure and servicing practices discussed below in its review of the plan.
     In addition, law enforcement authorities in all 50 states and the DOJ and other federal agencies continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers, including the Corporation. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to mortgage loan modification and loss mitigation practices, including compliance with the U.S. Department of Housing and Urban Development requirements related to FHA-insured loans. The Corporation continues to cooperate with these investigations and is dedicating significant resources to address these issues. The Corporation and the other largest mortgage servicers continue to engage in ongoing negotiations regarding these matters with law enforcement authorities and federal agencies. The negotiations continue to focus on the amount of any settlement payment and settlement terms, including principal forgiveness, servicing standards, enforcement mechanisms and releases. Although the Corporation cannot be certain as to the ultimate outcome that may result from these negotiations or the timing of such outcome, the parties continue to make progress toward achieving a resolution of these matters.
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
Ocala Litigation
     On April 4, 2011, BANA filed a first amended complaint in the October 1, 2010 action against the Federal Deposit Insurance Corporation to include, among other things, certain additional facts disclosed during the course of federal criminal proceedings brought against the management of Taylor Bean & Whitaker Mortgage Corporation and Colonial Bank.

     On June 22, 2011, BANA filed third-party complaints in BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank AG v. Bank of America, N.A. seeking contribution from affiliates of the plaintiffs which were the note dealers and placement agents for the Ocala notes. BANA alleges that, if plaintiffs suffered any losses as a result of the nonpayment of the Ocala notes, these losses were due in whole or in part to actions by the third-party defendants.
Parmalat
     On May 27, 2011, the U.S. Court of Appeals for the Second Circuit upheld the district court’s dismissal of the Food Holdings Ltd., et al. v. Bank of America Corp, et al. action. On June 9, 2011, plaintiffs filed a petition for rehearing, which was denied on July 19, 2011.
NOTE 12 – Shareholders’ Equity
Common Stock
     In May 2011, the Corporation’s Board of Directors (the Board) declared a second quarter cash dividend of $0.01 per common share which was paid on June 24, 2011 to common shareholders of record on June 3, 2011. In January 2011, the Board declared a first quarter cash dividend of $0.01 per common share which was paid on March 25, 2011 to common shareholders of record on March 4, 2011.
     There is no existing Board authorized share repurchase program. In connection with employee stock plans, the Corporation issued approximately 48 million shares and repurchased approximately 28 million shares to satisfy tax withholding obligations during the six months ended June 30, 2011. At June 30, 2011, the Corporation had reserved 1.5 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
     During the six months ended June 30, 2011, the Corporation issued approximately 196 million RSUs to certain employees under the Key Associate Stock Plan and the Merrill Lynch Employee Stock Compensation Plan. The majority of these awards generally vest in three equal annual installments beginning one year from the grant date; however, certain awards are earned based on the achievement of specified performance criteria. Vested RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. In early 2011, approximately 129 million of these RSUs were authorized to be settled in shares of common stock. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation’s common stock. The compensation cost for the remaining awards is fixed and based on the share price of the Corporation’s common stock on the date of grant, or the date upon which settlement in common stock has been authorized. The Corporation hedges a portion of its exposure to variability in the expected cash flows for certain unvested awards using a combination of economic and cash flow hedges as described in Note 4 – Derivatives.
Preferred Stock
     During the three months ended March 31, 2011 and June 30, 2011, the dividends declared on preferred stock were $310 million and $301 million or a total of $611 million for the six months ended June 30, 2011.

NOTE 13 – Accumulated Other Comprehensive Income (Loss)
     The table below presents the changes in accumulated OCI for the six months ended June 30, 2011 and 2010, net-of-tax.

	Available-for-	Available-for-
	sale Debt	sale Marketable		Employee	Foreign
(Dollars in millions)	Securities	Equity Securities	Derivatives	Benefit Plans	Currency (1)	Total

Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)
Cumulative adjustment for new consolidation guidance	(116)	-	-	-	-	(116)
Net change in fair value recorded in accumulated OCI	3,678	(1,294)	(746)	-	(112)	1,526
Net realized (gains) losses reclassified into earnings	(28)	(836)	241	127	258	(238)

Balance, June 30, 2010	$2,906	$(1)	$(3,040)	$(3,965)	$(347)	$(4,447)

Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)
Net change in fair value recorded in accumulated OCI	1,701	(101)	(580)	-	28	1,048
Net realized (gains) losses reclassified into earnings	(827)	(19)	514	138	5	(189)

Balance, June 30, 2011	$1,588	$6,539	$(3,302)	$(3,809)	$(223)	$793

(1)	Net change in fair value represents only the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.
NOTE 14 – Earnings Per Common Share
     The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2011 and 2010 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K for additional information on the calculation of EPS.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2011	2010	2011	2010

Earnings (loss) per common share
Net income (loss)	$(8,826)	$3,123	$(6,777)	$6,305
Preferred stock dividends	(301)	(340)	(611)	(688)

Net income (loss) applicable to common shareholders	$(9,127)	$2,783	$(7,388)	$5,617
Dividends and undistributed earnings allocated to participating securities	-	(42)	(1)	(286)

Net income (loss) allocated to common shareholders	$(9,127)	$2,741	$(7,389)	$5,331

Average common shares issued and outstanding	10,094,928	9,956,773	10,085,479	9,570,166

Earnings (loss) per common share	$(0.90)	$0.28	$(0.73)	$0.56

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$(9,127)	$2,783	$(7,388)	$5,617
Dividends and undistributed earnings allocated to participating securities	-	(42)	(1)	(79)

Net income (loss) allocated to common shareholders	$(9,127)	$2,741	$(7,389)	$5,538

Average common shares issued and outstanding	10,094,928	9,956,773	10,085,479	9,570,166
Dilutive potential common shares (1)	-	73,003	-	450,760

Total diluted average common shares issued and outstanding	10,094,928	10,029,776	10,085,479	10,020,926

Diluted earnings (loss) per common share	$(0.90)	$0.27	$(0.73)	$0.55

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.
     Due to the net loss for the three and six months ended June 30, 2011, no dilutive potential common shares were included in the calculations of diluted EPS because they would have been antidilutive.
     For the three and six months ended June 30, 2011, average options to purchase 215 million and 223 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 269 million and 277 million for the same periods in 2010. For both the three and six months ended June 30, 2011, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 122 million for the same periods in 2010. For both the three and six months ended June 30, 2011, 67 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L (Series L Preferred Stock) were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For both the three and six months ended June 30, 2010, 117 million average dilutive potential common shares associated with the Series L Preferred Stock and the Merrill Lynch & Co., Inc. Mandatory Convertible Preferred Stock Series 2 and Series 3 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For purposes of computing basic EPS, Common Equivalent Securities were considered to be participating securities prior to February 24, 2010.

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
     As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan, non-U.S. pension plans, nonqualified pension plans and postretirement plans. The non-U.S. pension plans vary based on the country and local practices. In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contributions for the six months ended June 30, 2011 and 2010, under this agreement. Contributions may be required in the future under this agreement.

     Net periodic benefit cost of the Corporation’s plans for the three and six months ended June 30, 2011 and 2010 included the following components.

	Three Months Ended June 30, 2011
			Nonqualified and	Postretirement
	Qualified Pension	Non-U.S. Pension	Other Pension	Health and Life
(Dollars in millions)	Plans	Plans	Plans (1)	Plans

Components of net periodic benefit cost
Service cost	$104	$10	$1	$3
Interest cost	185	23	37	19
Expected return on plan assets	(324)	(27)	(35)	(2)
Amortization of transition obligation	-	-	-	8
Amortization of prior service cost (credits)	4	-	(2)	-
Amortization of net actuarial loss (gain)	93	-	3	(10)
Recognized termination and settlement benefit cost	-	-	3	-

Net periodic benefit cost	$62	$6	$7	$18

	Six Months Ended June 30, 2011
Components of net periodic benefit cost
Service cost	$212	$21	$1	$7
Interest cost	373	48	76	40
Expected return on plan assets	(649)	(56)	(70)	(4)
Amortization of transition obligation	-	-	-	16
Amortization of prior service cost (credits)	10	-	(4)	2
Amortization of net actuarial loss (gain)	194	-	8	(9)
Recognized termination and settlement benefit cost	-	-	3	-

Net periodic benefit cost	$140	$13	$14	$52

	Three Months Ended June 30, 2010
Components of net periodic benefit cost
Service cost	$95	$7	$1	$3
Interest cost	187	20	44	23
Expected return on plan assets	(315)	(23)	(34)	(3)
Amortization of transition obligation	-	-	-	8
Amortization of prior service cost (credits)	7	-	(2)	3
Amortization of net actuarial loss (gain)	92	-	3	(17)
Recognized termination and settlement benefit cost	-	-	3	-

Net periodic benefit cost	$66	$4	$15	$17

	Six Months Ended June 30, 2010
Components of net periodic benefit cost
Service cost	$198	$14	$2	$7
Interest cost	374	40	85	45
Expected return on plan assets	(631)	(45)	(69)	(5)
Amortization of transition obligation	-	-	-	16
Amortization of prior service cost (credits)	14	-	(4)	3
Amortization of net actuarial loss (gain)	181	-	3	(25)
Recognized termination and settlement benefit cost	-	-	13	-

Net periodic benefit cost	$136	$9	$30	$41

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan.
     In 2011, the Corporation expects to contribute approximately $101 million to its non-U.S. pension plans, $103 million to its nonqualified and other pension plans and $121 million to its postretirement health and life plans. For the six months ended June 30, 2011, the Corporation contributed $79 million, $66 million and $61 million, respectively, to these plans. The Corporation does not expect to be required to contribute to its qualified pension plans during 2011.

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

Recurring Fair Value
     Assets and liabilities carried at fair value on a recurring basis at June 30, 2011 and December 31, 2010, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2011
	Fair Value Measurements
				Netting	Assets/Liabilities
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Adjustments (2)	at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$95,115	$-	$-	$95,115
Trading account assets:
U.S. government and agency securities	26,141	19,827	-	-	45,968
Corporate securities, trading loans and other	1,165	40,692	7,452	-	49,309
Equity securities	28,057	9,082	662	-	37,801
Non-U.S. sovereign debt	35,309	11,023	391	-	46,723
Mortgage trading loans and ABS	-	11,619	5,519	-	17,138

Total trading account assets	90,672	92,243	14,024	-	196,939
Derivative assets (3)	3,262	1,410,699	15,214	(1,362,577)	66,598
AFS debt securities:
U.S. Treasury securities and agency securities	46,402	2,867	-	-	49,269
Mortgage-backed securities:
Agency	-	181,616	-	-	181,616
Agency-collateralized mortgage obligations	-	49,056	55	-	49,111
Non-agency residential	-	18,481	1,094	-	19,575
Non-agency commercial	-	6,700	18	-	6,718
Non-U.S. securities	2,114	2,158	88	-	4,360
Corporate/Agency bonds	-	4,314	224	-	4,538
Other taxable securities	20	1,629	10,374	-	12,023
Tax-exempt securities	-	2,052	1,609	-	3,661

Total AFS debt securities	48,536	268,873	13,462	-	330,871
Loans and leases	-	-	9,597	-	9,597
Mortgage servicing rights	-	-	12,372	-	12,372
Loans held-for-sale	-	11,131	4,012	-	15,143
Other assets	29,988	31,670	4,495	-	66,153

Total assets	$172,458	$1,909,731	$73,176	$(1,362,577)	$792,788

Liabilities
Interest-bearing deposits in U.S. offices	$-	$3,334	$-	$-	$3,334
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	42,453	-	-	42,453
Trading account liabilities:
U.S. government and agency securities	22,164	3,388	-	-	25,552
Equity securities	12,993	3,431	-	-	16,424
Non-U.S. sovereign debt	19,659	2,403	-	-	22,062
Corporate securities and other	277	10,611	63	-	10,951

Total trading account liabilities	55,093	19,833	63	-	74,989
Derivative liabilities (3)	2,445	1,388,183	9,796	(1,346,010)	54,414
Commercial paper and other short-term borrowings	-	4,121	744	-	4,865
Accrued expenses and other liabilities	23,157	1,464	777	-	25,398
Long-term debt	-	57,413	3,324	-	60,737

Total liabilities	$80,695	$1,516,801	$14,704	$(1,346,010)	$266,190

(1)	Gross transfers between Level 1 and Level 2 were approximately $400 million during the six months ended June 30, 2011.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

	December 31, 2010
	Fair Value Measurements
				Netting	Assets/Liabilities
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Adjustments (2)	at Fair Value

Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$-	$78,599	$-	$-	$78,599
Trading account assets:
U.S. government and agency securities (3)	28,237	32,574	-	-	60,811
Corporate securities, trading loans and other	732	40,869	7,751	-	49,352
Equity securities	23,249	8,257	623	-	32,129
Non-U.S. sovereign debt	24,934	8,346	243	-	33,523
Mortgage trading loans and ABS	-	11,948	6,908	-	18,856

Total trading account assets	77,152	101,994	15,525	-	194,671
Derivative assets (4)	2,627	1,516,244	18,773	(1,464,644)	73,000
AFS debt securities:
U.S. Treasury securities and agency securities	46,003	3,102	-	-	49,105
Mortgage-backed securities:
Agency	-	191,213	4	-	191,217
Agency-collateralized mortgage obligations	-	37,017	-	-	37,017
Non-agency residential	-	21,649	1,468	-	23,117
Non-agency commercial	-	6,833	19	-	6,852
Non-U.S. securities	1,440	2,696	3	-	4,139
Corporate/Agency bonds	-	5,154	137	-	5,291
Other taxable securities	20	2,354	13,018	-	15,392
Tax-exempt securities	-	4,273	1,224	-	5,497

Total AFS debt securities	47,463	274,291	15,873	-	337,627
Loans and leases	-	-	3,321	-	3,321
Mortgage servicing rights	-	-	14,900	-	14,900
Loans held-for-sale	-	21,802	4,140	-	25,942
Other assets	32,624	31,051	6,856	-	70,531

Total assets	$159,866	$2,023,981	$79,388	$(1,464,644)	$798,591

Liabilities
Interest-bearing deposits in U.S. offices	$-	$2,732	$-	$-	$2,732
Federal funds purchased and securities loaned or sold under agreements to repurchase	-	37,424	-	-	37,424
Trading account liabilities:
U.S. government and agency securities	23,357	5,983	-	-	29,340
Equity securities	14,568	914	-	-	15,482
Non-U.S. sovereign debt	14,748	1,065	-	-	15,813
Corporate securities and other	224	11,119	7	-	11,350

Total trading account liabilities	52,897	19,081	7	-	71,985
Derivative liabilities (4)	1,799	1,492,963	11,028	(1,449,876)	55,914
Commercial paper and other short-term borrowings	-	6,472	706	-	7,178
Accrued expenses and other liabilities	31,470	931	828	-	33,229
Long-term debt	-	47,998	2,986	-	50,984

Total liabilities	$86,166	$1,607,601	$15,555	$(1,449,876)	$259,446

(1)	Gross transfers between Level 1 and Level 2 were approximately $1.3 billion during the year ended December 31, 2010.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	Certain prior period amounts have been reclassified to conform to current period presentation.

(4)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

     The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2011 and 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended June 30, 2011
			Gains	Gains					Gross	Gross
	Balance		(Losses)	(Losses)					Transfers	Transfers	Balance
	April 1	Consolidation	Included in	Included in	Gross				into	out of	June 30
(Dollars in millions)	2011 (1)	of VIEs	Earnings	OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)	2011 (1)

Trading account assets:
Corporate securities, trading loans and other	$7,578	$-	$181	$-	$2,030	$(2,187)	$-	$(338)	$246	$(58)	$7,452
Equity securities	734	-	24	-	75	(136)	-	(115)	81	(1)	662
Non-U.S. sovereign debt	252	-	80	-	74	(11)	-	(3)	3	(4)	391
Mortgage trading loans and ABS	6,697	-	80	-	1,066	(2,160)	-	(164)	-	-	5,519

Total trading account assets	15,261	-	365	-	3,245	(4,494)	-	(620)	330	(63)	14,024
Net derivative assets (2)	6,419	-	1,807	-	384	(512)	-	(2,390)	33	(323)	5,418
AFS debt securities:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	56	-	-	-	-	-	-	(1)	-	-	55
Non-agency residential	1,203	-	(29)	(6)	2	(53)	-	(27)	4	-	1,094
Non-agency commercial	19	-	-	-	-	-	-	(1)	-	-	18
Non-U.S. securities	-	-	-	-	-	-	-	-	88	-	88
Corporate/Agency bonds	133	-	-	(2)	86	-	-	-	7	-	224
Other taxable securities	11,024	-	23	5	898	(1)	-	(1,573)	-	(2)	10,374
Tax-exempt securities	1,146	-	9	(39)	683	(23)	-	(205)	38	-	1,609

Total AFS debt securities	13,581	-	3	(42)	1,669	(77)	-	(1,807)	137	(2)	13,462
Loans and leases (3, 4)	3,619	5,194	37	-	21	(267)	1,821	(828)	-	-	9,597
Mortgage servicing rights (4)	15,282	-	(2,447)	-	-	(234)	410	(639)	-	-	12,372
Loans held-for-sale (3)	4,259	-	7	-	92	(70)	-	(469)	219	(26)	4,012
Other assets (5)	4,193	-	180	-	95	(243)	-	(105)	375	-	4,495
Trading account liabilities – Corporate securities and other	(102)	-	-	-	69	(30)	-	-	-	-	(63)
Commercial paper and other short-term borrowings (3)	(726)	-	(36)	-	-	-	-	18	-	-	(744)
Accrued expenses and other liabilities (3)	(689)	-	(79)	-	-	-	(9)	-	-	-	(777)
Long-term debt (3)	(3,138)	-	5	-	131	(55)	(206)	149	(393)	183	(3,324)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at June 30, 2011 include derivative assets of $15.2 billion and derivative liabilities of $9.8 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.
     During the three months ended June 30, 2011, there were no significant transfers into or out of Level 3.

Level 3 – Fair Value Measurements
	Three Months Ended June 30, 2010
		Gains	Gains	Purchases,	Gross	Gross
	Balance	(Losses)	(Losses)	Sales,	Transfers	Transfers	Balance
	April 1	Included in	Included in	Issuances and	into	out of	June 30
(Dollars in millions)	2010 (1)	Earnings	OCI	Settlements	Level 3 (1)	Level 3 (1)	2010 (1)

Trading account assets:
Corporate securities, trading loans and other	$10,646	$(52)	$-	$(854)	$715	$(582)	$9,873
Equity securities	721	(39)	-	4	41	(1)	726
Non-U.S. sovereign debt	1,064	(73)	-	(52)	16	(3)	952
Mortgage trading loans and ABS	7,832	182	-	(640)	367	(233)	7,508

Total trading account assets	20,263	18	-	(1,542)	1,139	(819)	19,059
Net derivative assets (2)	8,597	3,588	-	(2,555)	(520)	292	9,402
AFS debt securities:
Non-agency MBS:
Residential	5,376	(282)	65	(3,594)	599	(188)	1,976
Commercial	138	-	-	-	-	(88)	50
Non-U.S. securities	284	(3)	(79)	(25)	56	-	233
Corporate/Agency bonds	639	-	14	(341)	11	(19)	304
Other taxable securities	16,192	28	(56)	(2,702)	439	(1)	13,900
Tax-exempt securities	1,430	(48)	(17)	(69)	-	(59)	1,237

Total AFS debt securities	24,059	(305)	(73)	(6,731)	1,105	(355)	17,700
Loans and leases (3)	4,007	(256)	-	147	-	-	3,898
Mortgage servicing rights	18,842	(3,998)	-	(99)	-	-	14,745
Loans held-for-sale (3)	5,984	131	-	(371)	237	-	5,981
Other assets (4)	7,774	998	-	(1,050)	-	(20)	7,702
Trading account liabilities:
Non-U.S. sovereign debt	(369)	2	-	(9)	-	369	(7)
Corporate securities and other	(30)	(5)	-	8	(46)	-	(73)

Total trading account liabilities	(399)	(3)	-	(1)	(46)	369	(80)
Commercial paper and other short-term borrowings (3)	(696)	(30)	-	26	-	-	(700)
Accrued expenses and other liabilities (3)	(694)	(23)	-	(201)	-	-	(918)
Long-term debt (3)	(4,560)	586	-	188	(560)	256	(4,090)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at June 30, 2010 include derivative assets of $22.7 billion and derivative liabilities of $13.3 billion.

(3)	Amounts represent instruments which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.
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

Level 3 – Fair Value Measurements
	Six Months Ended June 30, 2011
			Gains	Gains					Gross	Gross
	Balance		(Losses)	(Losses)					Transfers	Transfers	Balance
	January 1	Consolidation	Included in	Included in	Gross				into	out of	June 30
(Dollars in millions)	2011 (1)	of VIEs	Earnings	OCI	Purchases	Sales	Issuances	Settlements	Level 3 (1)	Level 3 (1)	2011 (1)

Trading account assets:
Corporate securities, trading loans and other	$7,751	$-	$675	$-	$3,580	$(4,537)	$-	$(519)	$815	$(313)	$7,452
Equity securities	623	-	67	-	175	(206)	-	(115)	120	(2)	662
Non-U.S. sovereign debt	243	-	85	-	122	(15)	-	(3)	3	(44)	391
Mortgage trading loans and ABS	6,908	-	642	-	1,832	(3,246)	-	(228)	1	(390)	5,519

Total trading account assets	15,525	-	1,469	-	5,709	(8,004)	-	(865)	939	(749)	14,024
Net derivative assets (2)	7,745	-	2,245	-	886	(1,260)	-	(4,060)	340	(478)	5,418
AFS debt securities:
Mortgage-backed securities:
Agency	4	-	-	-	-	-	-	-	-	(4)	-
Agency-collateralized mortgage obligations	-	-	-	-	56	-	-	(1)	-	-	55
Non-agency residential	1,468	-	(45)	(28)	2	(290)	-	(289)	276	-	1,094
Non-agency commercial	19	-	-	-	-	-	-	(1)	-	-	18
Non-U.S. securities	3	-	-	-	-	-	-	-	88	(3)	88
Corporate/Agency bonds	137	-	2	(1)	86	(7)	-	-	7	-	224
Other taxable securities	13,018	-	52	62	1,450	(53)	-	(4,155)	2	(2)	10,374
Tax-exempt securities	1,224	-	6	(33)	683	(72)	-	(237)	38	-	1,609

Total AFS debt securities	15,873	-	15	-	2,277	(422)	-	(4,683)	411	(9)	13,462
Loans and leases (3, 4)	3,321	5,194	209	-	21	(376)	2,667	(1,444)	5	-	9,597
Mortgage servicing rights (4)	14,900	-	(2,200)	-	-	(234)	1,251	(1,345)	-	-	12,372
Loans held-for-sale (3)	4,140	-	185	-	123	(243)	-	(592)	441	(42)	4,012
Other assets (5)	6,856	-	302	-	172	(1,184)	-	(393)	375	(1,633)	4,495
Trading account liabilities – Corporate securities and other	(7)	-	-	-	76	(132)	-	-	-	-	(63)
Commercial paper and other short-term borrowings (3)	(706)	-	(82)	-	-	-	-	44	-	-	(744)
Accrued expenses and other liabilities (3)	(828)	-	64	-	-	(4)	(9)	-	-	-	(777)
Long-term debt (3)	(2,986)	-	(143)	-	215	(55)	(249)	388	(1,030)	536	(3,324)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at June 30, 2011 include derivative assets of $15.2 billion and derivative liabilities of $9.8 billion.

(3)	Amounts represent items which are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.
     During the six months ended June 30, 2011, the more significant transfers into Level 3 included $939 million of trading account assets and $1.0 billion of long-term debt accounted for under the fair value option. Transfers into Level 3 for trading account assets were primarily driven by certain CLOs which were transferred into Level 3 due to a lack of pricing transparency. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain equity-linked structured notes.
     During the six months ended June 30, 2011, the more significant transfers out of Level 3 included $749 million of trading account assets and $1.6 billion of other assets. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS and consumer ABS portfolios. Transfers out of Level 3 for other assets were the result of an initial public offering of an equity investment which occurred in the first quarter of 2011.

Level 3 – Fair Value Measurements
	Six Months Ended June 30, 2010
			Gains	Gains	Purchases,	Gross	Gross
	Balance		(Losses)	(Losses)	Sales,	Transfers	Transfers	Balance
	January 1	Consolidation	Included in	Included in	Issuances and	into	out of	June 30
(Dollars in millions)	2010 (1)	of VIEs	Earnings	OCI	Settlements	Level 3 (1)	Level 3 (1)	2010 (1)

Trading account assets:
Corporate securities, trading loans and other	$11,080	$117	$354	$-	$(2,798)	$2,189	$(1,069)	$9,873
Equity securities	1,084	-	(33)	-	(326)	75	(74)	726
Non-U.S. sovereign debt	1,143	-	(155)	-	(80)	103	(59)	952
Mortgage trading loans and ABS	7,770	175	157	-	(586)	389	(397)	7,508

Total trading account assets	21,077	292	323	-	(3,790)	2,756	(1,599)	19,059
Net derivative assets (2)	7,863	-	4,991	-	(4,451)	768	231	9,402
AFS debt securities:
Non-agency MBS:
Residential	7,216	(96)	(515)	(310)	(5,829)	1,698	(188)	1,976
Commercial	258	-	(13)	(31)	(128)	52	(88)	50
Non-U.S. securities	468	-	(124)	(89)	(78)	56	-	233
Corporate/Agency bonds	927	-	(3)	35	(666)	30	(19)	304
Other taxable securities	9,854	5,812	19	(119)	(2,742)	1,119	(43)	13,900
Tax-exempt securities	1,623	-	(25)	(9)	(561)	316	(107)	1,237

Total AFS debt securities	20,346	5,716	(661)	(523)	(10,004)	3,271	(445)	17,700
Loans and leases (3)	4,936	-	(140)	-	(898)	-	-	3,898
Mortgage servicing rights	19,465	-	(4,696)	-	(24)	-	-	14,745
Loans held-for-sale (3)	6,942	-	67	-	(1,427)	399	-	5,981
Other assets (4)	7,821	-	1,537	-	(1,421)	-	(235)	7,702
Trading account liabilities:
Non-U.S. sovereign debt	(386)	-	23	-	(24)	-	380	(7)
Corporate securities and other	(10)	-	(5)	-	(9)	(52)	3	(73)

Total trading account liabilities	(396)	-	18	-	(33)	(52)	383	(80)
Commercial paper and other short-term borrowings (3)	(707)	-	(41)	-	48	-	-	(700)
Accrued expenses and other liabilities (3)	(891)	-	50	-	(77)	-	-	(918)
Long-term debt (3)	(4,660)	-	788	-	(264)	(897)	943	(4,090)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at June 30, 2010 include derivative assets of $22.7 billion and derivative liabilities of $13.3 billion.

(3)	Amounts represent instruments which are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.
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

     The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and six months ended June 30, 2011 and 2010. These amounts include gains (losses) on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended June 30, 2011
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$181	$-	$-	$181
Equity securities	-	24	-	-	24
Non-U.S. sovereign debt	-	80	-	-	80
Mortgage trading loans and ABS	-	80	-	-	80

Total trading account assets	-	365	-	-	365
Net derivative assets	-	556	1,251	-	1,807
AFS debt securities:
Non-agency residential MBS	-	-	-	(29)	(29)
Other taxable securities	-	-	-	23	23
Tax-exempt securities	-	-	-	9	9

Total AFS debt securities	-	-	-	3	3
Loans and leases (2)	-	-	(13)	50	37
Mortgage servicing rights	-	-	(2,447)	-	(2,447)
Loans held-for-sale (2)	-	-	(13)	20	7
Other assets	192	-	(12)	-	180
Commercial paper and other short-term borrowings (2)	-	-	(36)	-	(36)
Accrued expenses and other liabilities (2)	-	(2)	74	(151)	(79)
Long-term debt (2)	-	(10)	-	15	5

Total	$192	$909	$(1,196)	$(63)	$(158)

	Three Months Ended June 30, 2010

Trading account assets:
Corporate securities, trading loans and other	$-	$(52)	$-	$-	$(52)
Equity securities	-	(39)	-	-	(39)
Non-U.S. sovereign debt	-	(73)	-	-	(73)
Mortgage trading loans and ABS	-	182	-	-	182

Total trading account assets	-	18	-	-	18
Net derivative assets	-	193	3,395	-	3,588
AFS debt securities:
Non-agency residential MBS	-	-	-	(282)	(282)
Non-U.S. securities	-	-	-	(3)	(3)
Other taxable securities	-	-	-	28	28
Tax-exempt securities	-	-	-	(48)	(48)

Total AFS debt securities	-	-	-	(305)	(305)
Loans and leases (2)	-	-	-	(256)	(256)
Mortgage servicing rights	-	-	(3,998)	-	(3,998)
Loans held-for-sale (2)	-	-	44	87	131
Other assets	1,033	-	(35)	-	998
Trading account liabilities:
Non-U.S. sovereign debt	-	2	-	-	2
Corporate securities and other	-	(5)	-	-	(5)

Total trading account liabilities	-	(3)	-	-	(3)
Commercial paper and other short-term borrowings (2)	-	-	(30)	-	(30)
Accrued expenses and other liabilities (2)	-	(12)	-	(11)	(23)
Long-term debt (2)	-	472	-	114	586

Total	$1,033	$668	$(624)	$(371)	$706

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments which are accounted for under the fair value option.

Level 3– Total Realized and Unrealized Gains (Losses) Included in Earnings
	Six Months Ended June 30, 2011
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$675	$-	$-	$675
Equity securities	-	67	-	-	67
Non-U.S. sovereign debt	-	85	-	-	85
Mortgage trading loans and ABS	-	642	-	-	642

Total trading account assets	-	1,469	-	-	1,469
Net derivative assets	-	97	2,148	-	2,245
AFS debt securities:
Non-agency residential MBS	-	-	-	(45)	(45)
Corporate/Agency bonds	-	-	-	2	2
Other taxable securities	-	12	-	40	52
Tax-exempt securities	-	(3)	-	9	6

Total AFS debt securities	-	9	-	6	15
Loans and leases (2)	-	-	(13)	222	209
Mortgage servicing rights	-	-	(2,200)	-	(2,200)
Loans held-for-sale (2)	-	-	(11)	196	185
Other assets	314	-	(12)	-	302
Commercial paper and other short-term borrowings (2)	-	-	(82)	-	(82)
Accrued expenses and other liabilities (2)	-	(10)	74	-	64
Long-term debt (2)	-	(102)	-	(41)	(143)

Total	$314	$1,463	$(96)	$383	$2,064

	Six Months Ended June 30, 2010

Trading account assets:
Corporate securities, trading loans and other	$-	$354	$-	$-	$354
Equity securities	-	(33)	-	-	(33)
Non-U.S. sovereign debt	-	(155)	-	-	(155)
Mortgage trading loans and ABS	-	157	-	-	157

Total trading account assets	-	323	-	-	323
Net derivative assets	-	(334)	5,325	-	4,991
AFS debt securities:
Non-agency MBS:
Residential	-	-	(13)	(502)	(515)
Commercial	-	-	-	(13)	(13)
Non-U.S. securities	-	-	-	(124)	(124)
Corporate/Agency bonds	-	-	-	(3)	(3)
Other taxable securities	-	-	-	19	19
Tax-exempt securities	-	23	-	(48)	(25)

Total AFS debt securities	-	23	(13)	(671)	(661)
Loans and leases (2)	-	-	-	(140)	(140)
Mortgage servicing rights	-	-	(4,696)	-	(4,696)
Loans held-for-sale (2)	-	-	59	8	67
Other assets	1,569	-	(32)	-	1,537
Trading account liabilities:
Non-U.S. sovereign debt	-	23	-	-	23
Corporate securities and other	-	(5)	-	-	(5)

Total trading account liabilities	-	18	-	-	18
Commercial paper and other short-term borrowings (2)	-	-	(41)	-	(41)
Accrued expenses and other liabilities (2)	-	(10)	-	60	50
Long-term debt (2)	-	595	-	193	788

Total	$1,569	$615	$602	$(550)	$2,236

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments which are accounted for under the fair value option.

     The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and six months ended June 30, 2011 and 2010 for Level 3 assets and liabilities that were still held at June 30, 2011 and 2010. These amounts include changes in fair value on loans, LHFS, loan commitments and structured notes which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended June 30, 2011
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$(20)	$-	$-	$(20)
Equity securities	-	(40)	-	-	(40)
Non-U.S. sovereign debt	-	67	-	-	67
Mortgage trading loans and ABS	-	(40)	-	-	(40)

Total trading account assets	-	(33)	-	-	(33)
Net derivative assets	-	460	166	-	626
AFS debt securities:
Non-agency residential MBS	-	-	-	(29)	(29)

Total AFS debt securities	-	-	-	(29)	(29)
Mortgage servicing rights	-	-	(2,869)	-	(2,869)
Loans held-for-sale (2)	-	-	(36)	3	(33)
Other assets	150	-	(12)	-	138
Commercial paper and other short-term borrowings (2)	-	-	(28)	-	(28)
Accrued expenses and other liabilities (2)	-	-	-	(174)	(174)
Long-term debt (2)	-	(10)	-	3	(7)

Total	$150	$417	$(2,779)	$(197)	$(2,409)

	Three Months Ended June 30, 2010

Trading account assets:
Corporate securities, trading loans and other	$-	$(136)	$-	$-	$(136)
Equity securities	-	(33)	-	-	(33)
Non-U.S. sovereign debt	-	(73)	-	-	(73)
Mortgage trading loans and ABS	-	173	-	-	173

Total trading account assets	-	(69)	-	-	(69)
Net derivative assets	-	453	2,187	-	2,640
AFS debt securities:
Non-agency residential MBS	-	-	-	(44)	(44)
Other taxable securities	-	-	-	(20)	(20)

Total AFS debt securities	-	-	-	(64)	(64)
Loans and leases (2)	-	-	-	(95)	(95)
Mortgage servicing rights	-	-	(4,477)	-	(4,477)
Loans held-for-sale (2)	-	-	16	(17)	(1)
Other assets	716	-	(11)	-	705
Trading account liabilities – Non-U.S. sovereign debt	-	2	-	-	2
Commercial paper and other short-term borrowings (2)	-	-	(16)	-	(16)
Accrued expenses and other liabilities (2)	-	-	-	(271)	(271)
Long-term debt (2)	-	384	-	113	497

Total	$716	$770	$(2,301)	$(334)	$(1,149)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments which are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Six Months Ended June 30, 2011
	Equity	Trading	Mortgage
	Investment	Account	Banking	Other
	Income	Profits	Income	Income
(Dollars in millions)	(Loss)	(Losses)	(Loss) (1)	(Loss)	Total

Trading account assets:
Corporate securities, trading loans and other	$-	$286	$-	$-	$286
Equity securities	-	(21)	-	-	(21)
Non-U.S. sovereign debt	-	70	-	-	70
Mortgage trading loans and ABS	-	278	-	-	278

Total trading account assets	-	613	-	-	613
Net derivative assets	-	247	192	-	439
AFS debt securities:
Non-agency residential MBS	-	-	-	(99)	(99)

Total AFS debt securities	-	-	-	(99)	(99)
Loans and leases (2)	-	-	-	127	127
Mortgage servicing rights	-	-	(2,933)	-	(2,933)
Loans held-for-sale (2)	-	-	(48)	91	43
Other assets	137	-	(11)	-	126
Commercial paper and other short-term borrowings (2)	-	-	(61)	-	(61)
Accrued expenses and other liabilities (2)	-	-	-	(90)	(90)
Long-term debt (2)	-	(102)	-	(53)	(155)

Total	$137	$758	$(2,861)	$(24)	$(1,990)

	Six Months Ended June 30, 2010

Trading account assets:
Corporate securities, trading loans and other	$-	$705	$-	$-	$705
Equity securities	-	(49)	-	-	(49)
Non-U.S. sovereign debt	-	(156)	-	-	(156)
Mortgage trading loans and ABS	-	106	-	-	106

Total trading account assets	-	606	-	-	606
Net derivative assets	-	377	3,013	-	3,390
AFS debt securities:
Non-agency MBS:
Residential	-	-	-	(139)	(139)
Commercial	-	-	-	(30)	(30)
Non-U.S. securities	-	-	-	(121)	(121)
Other taxable securities	-	-	-	(14)	(14)

Total AFS debt securities	-	-	-	(304)	(304)
Loans and leases (2)	-	-	-	45	45
Mortgage servicing rights	-	-	(5,708)	-	(5,708)
Loans held-for-sale (2)	-	-	6	(102)	(96)
Other assets	635	-	(13)	-	622
Trading account liabilities:
Non-U.S. sovereign debt	-	23	-	-	23
Corporate securities and other	-	(38)	-	-	(38)

Total trading account liabilities	-	(15)	-	-	(15)
Commercial paper and other short-term borrowings (2)	-	-	(16)	-	(16)
Accrued expenses and other liabilities (2)	-	-	-	(201)	(201)
Long-term debt (2)	-	494	-	191	685

Total	$635	$1,462	$(2,718)	$(371)	$(992)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments which are accounted for under the fair value option.

Nonrecurring Fair Value
     Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets and liabilities primarily include LHFS, unfunded loan commitments held-for-sale and foreclosed properties. The amounts below represent only balances measured at fair value during the three and six months ended June 30, 2011 and 2010, and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	June 30, 2011		Gains (Losses)
			Three Months Ended	Six Months Ended
(Dollars in millions)	Level 2	Level 3	June 30, 2011	June 30, 2011

Assets
Loans held-for-sale	$1,049	$1,779	$(12)	$52
Loans and leases (1)	17	9,437	(1,679)	(3,097)
Foreclosed properties (2)	-	2,405	(75)	(147)
Other assets	-	96	(19)	(23)

	June 30, 2010		Gains (Losses)
			Three Months Ended	Six Months Ended
(Dollars in millions)	Level 2	Level 3	June 30, 2010	June 30, 2010

Assets
Loans held-for-sale	$1,501	$8,070	$307	$123
Loans and leases (1)	45	10,817	(1,736)	(3,921)
Foreclosed properties (2)	10	1,251	(59)	(113)
Other assets	4	16	(3)	(3)

(1)	Gains (losses) represent charge-offs on real estate-secured loans.

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
     The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets or liabilities accounted for under the fair value option at June 30, 2011 and December 31, 2010.

Fair Value Option Elections
	June 30, 2011			December 31, 2010
			Fair Value			Fair Value
			Carrying			Carrying
	Fair Value	Contractual	Amount	Fair Value	Contractual	Amount
	Carrying	Principal	Less Unpaid	Carrying	Principal	Less Unpaid
(Dollars in millions)	Amount	Outstanding	Principal	Amount	Outstanding	Principal
Corporate loans	$9,597	$14,039	$(4,442)	$3,269	$3,638	$(369)
Loans held-for-sale	15,143	17,262	(2,119)	25,942	28,370	(2,428)
Securities financing agreements	137,568	137,196	372	116,023	115,053	970
Other assets	237	n/a	n/a	310	n/a	n/a
Long-term deposits	3,334	3,187	147	2,732	2,692	40
Asset-backed secured financings	744	1,313	(569)	706	1,356	(650)
Unfunded loan commitments	773	n/a	n/a	866	n/a	n/a
Commercial paper and other short-term borrowings	4,121	4,121	-	6,472	6,472	-
Long-term debt	60,737	67,119	(6,382)	50,984	54,656	(3,672)

n/a = not applicable

     The tables below provide information about where changes in the fair value of assets or liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended June 30, 2011
	Trading	Mortgage
	Account	Banking	Other
	Profits	Income	Income
(Dollars in millions)	(Losses)	(Loss)	(Loss)	Total

Corporate loans	$-	$-	$33	$33
Loans held-for-sale	2	1,511	31	1,544
Securities financing agreements	-	-	98	98
Other assets	-	-	1	1
Long-term deposits	-	-	(40)	(40)
Asset-backed secured financings	-	(36)	-	(36)
Unfunded loan commitments	-	-	(76)	(76)
Commercial paper and other short-term borrowings	37	-	-	37
Long-term debt	(178)	-	214	36

Total	$(139)	$1,475	$261	$1,597

	Three Months Ended June 30, 2010

Corporate loans	$-	$-	$(44)	$(44)
Loans held-for-sale	-	3,198	96	3,294
Securities financing agreements	-	-	56	56
Other assets	-	-	49	49
Long-term deposits	-	-	(54)	(54)
Asset-backed secured financings	-	(30)	-	(30)
Unfunded loan commitments	-	-	(254)	(254)
Commercial paper and other short-term borrowings	(151)	-	-	(151)
Long-term debt	1,797	-	1,175	2,972

Total	$1,646	$3,168	$1,024	$5,838

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Six Months Ended June 30, 2011
	Trading	Mortgage
	Account	Banking	Other
	Profits	Income	Income
(Dollars in millions)	(Losses)	(Loss)	(Loss)	Total

Corporate loans	$-	$-	$128	$128
Loans held-for-sale	2	2,383	252	2,637
Securities financing agreements	-	-	(13)	(13)
Other assets	-	-	30	30
Long-term deposits	-	-	(35)	(35)
Asset-backed secured financings	-	(82)	-	(82)
Unfunded loan commitments	-	-	56	56
Commercial paper and other short-term borrowings	93	-	-	93
Long-term debt	(113)	-	(372)	(485)

Total	$(18)	$2,301	$46	$2,329

	Six Months Ended June 30, 2010
Corporate loans	$2	$-	$46	$48
Loans held-for-sale	-	5,127	252	5,379
Securities financing agreements	-	-	98	98
Other assets	-	-	46	46
Long-term deposits	-	-	(112)	(112)
Asset-backed secured financings	-	(41)	-	(41)
Unfunded loan commitments	-	-	(67)	(67)
Commercial paper and other short-term borrowings	(195)	-	-	(195)
Long-term debt	876	-	1,401	2,277

Total	$683	$5,086	$1,664	$7,433

NOTE 18 – Fair Value of Financial Instruments
     The fair values of financial instruments have been derived using methodologies described in Note 22 — Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K. The following disclosures include financial instruments where only a portion of the ending balances at June 30, 2011 and December 31, 2010 is carried at fair value on the Corporation’s Consolidated Balance Sheet.
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
Deposits
     The fair value for certain deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of non-U.S. time deposits approximates fair value. For deposits with no stated maturities, the carrying value was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The Corporation accounts for certain long-term fixed-rate deposits which are economically hedged with derivatives under the fair value option.
Long-term Debt
     The Corporation uses quoted market prices, when available, to estimate fair value for its long-term debt. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities. The Corporation accounts for certain structured notes under the fair value option.
Fair Value of Financial Instruments
     The carrying values and fair values of certain financial instruments that are not carried at fair value at June 30, 2011 and December 31, 2010 are presented in the table below.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in millions)	Value	Value	Value	Value

Financial assets
Loans	$882,653	$862,646	$876,739	$861,695
Financial liabilities
Deposits	1,038,408	1,038,436	1,010,430	1,010,460
Long-term debt	426,659	426,645	448,431	441,672

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
     The table below presents activity for residential first-lien MSRs for the three and six months ended June 30, 2011 and 2010. Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $270 million and $278 million at June 30, 2011 and December 31, 2010, and are not included in the tables in this Note.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions)	2011	2010	2011	2010

Balance, beginning of period	$15,282	$18,842	$14,900	$19,465
Net additions	176	882	1,017	2,013
Impact of customer payments (1)	(639)	(981)	(1,345)	(2,037)
Impact of changes in interest rates and other market factors (2)	(1,094)	(3,817)	(385)	(4,000)
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to increases in cost to service loans	(1,501)	(524)	(2,029)	(1,076)
Impact of changes in the Home Price Index	212	(34)	434	(34)
Impact of changes to the prepayment model	303	385	126	427
Other model changes	(367)	(8)	(346)	(13)

Balance, June 30	$12,372	$14,745	$12,372	$14,745

Mortgage loans serviced for investors (in billions)	$1,578	$1,706	$1,578	$1,706

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect the changes in modeled MSR market value largely due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)	These amounts reflect periodic adjustments to the valuation model, as well as changes in certain cash flow assumptions, such as costs to service and ancillary income per loan.
     The Corporation uses an option-adjusted spread (OAS) valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in determining the fair value of MSRs at June 30, 2011 and December 31, 2010 are presented below.

	June 30, 2011		December 31, 2010
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable

Weighted-average OAS	2.28%	2.21%	2.21%	3.25%
Weighted-average life, in years	4.86	2.47	4.85	2.29

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

	June 30, 2011
	Change in
	Weighted-average Lives
					Change in
(Dollars in millions)	Fixed		Adjustable		Fair Value

Prepayment rates
Impact of 10% decrease	0.30	years	0.17	years	$800
Impact of 20% decrease	0.65		0.37		1,696

Impact of 10% increase	(0.27)		(0.15)		(719)
Impact of 20% increase	(0.52)		(0.28)		(1,370)

OAS level
Impact of 100 bps decrease	n/a		n/a		$740
Impact of 200 bps decrease	n/a		n/a		1,551

Impact of 100 bps increase	n/a		n/a		(677)
Impact of 200 bps increase	n/a		n/a		(1,298)

n/a = not applicable
NOTE 20 – Business Segment Information
     The Corporation reports the results of its operations through six business segments: Deposits, Global Card Services, Consumer Real Estate Services, Global Commercial Banking, Global Banking & Markets and Global Wealth & Investment Management, with the remaining operations recorded in All Other. For more information on each business segment, see Note 26 — Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K.

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
     The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for the three and six months ended June 30, 2011 and 2010, and total assets at June 30, 2011 and 2010 for each business segment, as well as All Other.

Business Segments
Three Months Ended June 30
	Total Corporation (1)		Deposits		Global Card Services
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Net interest income (2)	$11,493	$13,197	$2,281	$2,144	$3,611	$4,442
Noninterest income	1,990	16,253	1,020	1,551	1,925	2,506

Total revenue, net of interest expense	13,483	29,450	3,301	3,695	5,536	6,948
Provision for credit losses	3,255	8,105	31	61	481	3,796
Amortization of intangibles	382	439	39	49	183	203
Other noninterest expense	22,474	16,814	2,560	2,523	1,699	1,649

Income (loss) before income taxes	(12,628)	4,092	671	1,062	3,173	1,300
Income tax expense (benefit) (2)	(3,802)	969	241	388	1,138	474

Net income (loss)	$(8,826)	$3,123	$430	$674	$2,035	$826

Period-end total assets	$2,261,319	$2,368,384	$449,123	$439,770	$161,756	$184,213

	Consumer Real		Global Commercial		Global Banking &
	Estate Services		Banking		Markets
	2011	2010	2011	2010	2011	2010

Net interest income (2)	$579	$992	$1,827	$2,097	$1,791	$2,002
Noninterest income (loss)	(11,894)	1,712	983	786	5,005	3,902

Total revenue, net of interest expense	(11,315)	2,704	2,810	2,883	6,796	5,904
Provision for credit losses	1,507	2,390	(417)	623	(82)	(133)
Amortization of intangibles	4	13	15	18	29	37
Other noninterest expense	8,643	2,725	1,053	956	4,684	4,698

Income (loss) before income taxes	(21,469)	(2,424)	2,159	1,286	2,165	1,302
Income tax expense (benefit) (2)	(6,949)	(882)	778	471	607	404

Net income (loss)	$(14,520)	$(1,542)	$1,381	$815	$1,558	$898

Period-end total assets	$185,398	$223,998	$280,289	$306,234	$691,249	$718,563

	Global Wealth &
	Investment Management		All Other
	2011	2010	2011	2010

Net interest income (2)	$1,571	$1,443	$(167)	$77
Noninterest income	2,919	2,746	2,032	3,050

Total revenue, net of interest expense	4,490	4,189	1,865	3,127
Provision for credit losses	72	122	1,663	1,246
Amortization of intangibles	112	117	-	2
Other noninterest expense	3,519	3,152	316	1,111

Income (loss) before income taxes	787	798	(114)	768
Income tax expense (benefit) (2)	281	469	102	(355)

Net income (loss)	$506	$329	$(216)	$1,123

Period-end total assets	$284,294	$252,507	$209,210	$243,099

(1)	There were no material intersegment revenues.

(2)	FTE basis

Business Segments
Six Months Ended June 30
	Total Corporation (1)		Deposits		Global Card Services
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Net interest income (2)	$23,890	$27,267	$4,486	$4,319	$7,358	$9,262
Noninterest income	16,688	34,473	2,004	3,094	3,865	4,576

Total revenue, net of interest expense	40,578	61,740	6,490	7,413	11,223	13,838
Provision for credit losses	7,069	17,910	64	98	1,442	7,331
Amortization of intangibles	767	885	78	98	367	407
Other noninterest expense	42,372	34,143	5,113	5,041	3,484	3,257

Income (loss) before income taxes	(9,630)	8,802	1,235	2,176	5,930	2,843
Income tax expense (benefit) (2)	(2,853)	2,497	450	804	2,160	1,049

Net income (loss)	$(6,777)	$6,305	$785	$1,372	$3,770	$1,794

Period-end total assets	$2,261,319	$2,368,384	$449,123	$439,770	$161,756	$184,213

	Consumer Real		Global Commercial		Global Banking &
	Estate Services		Banking		Markets
	2011	2010	2011	2010	2011	2010

Net interest income (2)	$1,475	$2,199	$3,677	$4,290	$3,828	$4,172
Noninterest income (loss)	(10,727)	4,038	1,784	1,685	10,854	11,425

Total revenue, net of interest expense	(9,252)	6,237	5,461	5,975	14,682	15,597
Provision for credit losses	2,605	5,990	(338)	1,559	(284)	103
Amortization of intangibles	11	25	29	37	59	73
Other noninterest expense	13,437	5,960	2,145	1,968	9,376	8,951

Income (loss) before income taxes	(25,305)	(5,738)	3,625	2,411	5,531	6,470
Income tax expense (benefit) (2)	(8,370)	(2,119)	1,321	891	1,839	2,333

Net income (loss)	$(16,935)	$(3,619)	$2,304	$1,520	$3,692	$4,137

Period-end total assets	$185,398	$223,998	$280,289	$306,234	$691,249	$718,563

	Global Wealth &
	Investment Management		All Other
	2011	2010	2011	2010

Net interest income (2)	$3,140	$2,907	$(74)	$118
Noninterest income	5,842	5,323	3,066	4,332

Total revenue, net of interest expense	8,982	8,230	2,992	4,450
Provision for credit losses	118	363	3,462	2,466
Amortization of intangibles	223	233	-	12
Other noninterest expense	7,007	6,135	1,810	2,831

Income (loss) before income taxes	1,634	1,499	(2,280)	(859)
Income tax expense (benefit) (2)	595	731	(848)	(1,192)

Net income (loss)	$1,039	$768	$(1,432)	$333

Period-end total assets	$284,294	$252,507	$209,210	$243,099

(1)	There were no material intersegment revenues.

(2)	FTE basis

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2011	2010	2011	2010

Segments’ total revenue, net of interest expense (1)	$11,618	$26,323	$37,586	$57,290
Adjustments:
ALM activities	1,145	976	910	1,726
Equity investment income	1,139	2,253	2,547	2,765
Liquidating businesses	62	444	112	1,048
FTE basis adjustment	(247)	(297)	(465)	(618)
Other	(481)	(546)	(577)	(1,089)

Consolidated revenue, net of interest expense	$13,236	$29,153	$40,113	$61,122

Segments’ net income (loss)	$(8,610)	$2,000	$(5,345)	$5,972
Adjustments, net-of-tax:
ALM activities	(535)	(452)	(1,945)	(479)
Equity investment income	718	1,419	1,605	1,742
Liquidating businesses	(9)	103	(44)	272
Merger and restructuring charges	101	320	228	648
Other	(491)	(267)	(1,276)	(1,850)

Consolidated net income (loss)	$(8,826)	$3,123	$(6,777)	$6,305

(1)	FTE basis

	June 30
(Dollars in millions)	2011	2010

Segments’ total assets	$2,052,109	$2,125,285
Adjustments:
ALM activities, including securities portfolio	639,220	586,609
Equity investments	30,995	35,450
Liquidating businesses	10,078	33,026
Elimination of segment excess asset allocations to match liabilities	(629,621)	(603,543)
Other	158,538	191,557

Consolidated total assets	$2,261,319	$2,368,384

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Regulatory Matters in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2010 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.
Item 1A. Risk Factors
     There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation’s 2010 Annual Report on Form 10-K, other than the addition of the following risk factors.
Mortgage and Housing Related Risk
     We have been, and expect to continue to be, required to repurchase mortgage loans and/or reimburse the GSEs and monolines for losses due to claims related to representations and warranties made in connection with sales of RMBS and mortgage loans, and have received similar claims, and may receive additional claims, from whole loan purchasers, private-label securitization investors and private-label securitization trustees, monolines and others. We have recorded provisions for certain of these exposures and have settled others on a bulk basis. However, the ultimate resolution of these exposures could have a material adverse effect on our cash flows, financial condition and results of operations.
     In connection with loans sold to GSEs and investors other than GSEs, we or our subsidiaries or legacy companies made various representations and warranties. Breaches of these representations and warranties may result in a requirement that we repurchase mortgage loans, or indemnify or provide other remedies to counterparties. Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. In addition, legacy companies and certain subsidiaries sold loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs.
     The amount of our total unresolved repurchase claims from all sources totaled approximately $11.6 billion at June 30, 2011. These repurchase claims include $1.7 billion in demands from investors (none of whom are in the Investor Group) in the Covered Trusts received in the third quarter of 2010, but otherwise do not include any repurchase claims related to the Covered Trusts. The total amount of our recorded liability related to representations and warranties repurchase exposure was $17.8 billion at June 30, 2011. We recorded a provision of $14.0 billion in the three months ended June 30, 2011, of which $8.6 billion was for the BNY Mellon Settlement and $5.4 billion was for non-GSE and to a lesser extent GSE exposures.
     It is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for non-GSE exposures. Our estimated liability and range of possible loss with respect to non-GSE transactions is necessarily dependent on, and limited by, our historical claims experience with non-GSE investors and may materially change in the future based on factors beyond our control. Future provisions and/or estimated ranges of possible loss associated with representations and warranties made in non-GSE transactions may be materially impacted if actual results are different from our assumptions in our predictive models, including, without limitation, those regarding ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. In addition, we have not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole loan and other private-label exposures. After giving effect to the BNY Mellon Settlement and the additional representations and warranties provisions recorded in the three months ended June 30, 2011, we currently estimate that the range of possible loss related to non-GSE representations and warranties exposure could be up to $5 billion over existing accruals at June 30, 2011. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment and a number of other assumptions that are subject to change, including the assumption that the conditions to the BNY Mellon Settlement are satisfied. Adverse developments with respect to one or more of the assumptions underlying the liability for non-GSE representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this range of possible loss estimate. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. If these or other developments cause our actual future experience to differ materially from the assumptions underlying this estimated range of possible loss, the resolution of our non-GSE representations and warranties exposure could have a material adverse effect on our cash flows, financial condition and results of operations.
     Our estimated liability with respect to the GSEs is necessarily dependent on, and limited by, our historical claims experience with the GSEs and may materially change in the future based on factors beyond our control. Future provisions associated with representations and warranties made to the GSEs may be materially impacted if actual results are different from the Corporation’s assumptions regarding economic conditions, home prices and other matters, including the repurchase behavior of the GSEs and our estimated repurchase rates (including changes related to the announcement in the second quarter of 2011 by Fannie Mae regarding mortgage insurance rescissions, cancellations and claim denials with respect to loans sold to it). We are not able to anticipate changes in the behavior of the GSEs from our past experiences. Therefore, it is not possible to reasonably estimate a possible loss or range of possible loss with respect to any such potential impact in excess of current accruals on future GSE provisions if the behavior of the GSEs changes from past experience; however, any such loss could have a material adverse effect on our cash flows, financial condition and results of operations.
     The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss related to non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, nor do they include any separate foreclosure costs and related costs and assessments or any possible losses related to potential claims for breaches of performance of servicing obligations, potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements), fraud or other claims against us; however, such loss could have a material adverse effect on our cash flows, financial condition and results of operations.
     For additional information about our representations and warranties exposure, see Recent Events – Private-label Securitization Settlement with the Bank of New York Mellon in the MD&A on page 8, Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 51 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
     If final court approval is not obtained with respect to the BNY Mellon Settlement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE RMBS repurchase exposures of the 2004-2008 vintages, or if the Corporation and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation’s future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals, and consequently could have a material adverse effect on our cash flows, financial condition and results of operations.
     Given the number of Covered Trusts under the BNY Mellon Settlement, the number of investors in those Covered Trusts and the complexity of the settlement with a trustee for multiple trusts, it is not possible to predict how many investors will seek to intervene in the court proceeding, how many of those and other investors may ultimately object to the BNY Mellon Settlement or the timing or ultimate outcome of the court approval process. Several alleged investors outside the Investor Group have filed, and the court has granted, petitions to intervene as parties in the pending court proceeding. Certain of these intervenors have stated that they intend to object to the BNY Mellon Settlement, while others have said that they need more information in order to determine whether to object and indicated that they therefore intend to seek discovery. In addition, it is possible that a substantial number of additional investors outside the Investor Group will also seek to intervene as parties, and some intervenors and other investors may object to the BNY Mellon Settlement. The resolutions of the objections of intervenors and/or other investors who object may materially delay or prevent receipt of final court approval. There can be no assurance that final court approval of the settlement will be obtained, that all conditions will be satisfied (including the receipt of private letter rulings from the IRS and other tax rulings and opinions) or that, if certain conditions in the BNY Mellon Settlement permitting withdrawal are met, the Corporation and legacy Countrywide will not determine to withdraw from the BNY Mellon Settlement agreement.
     If final court approval is not obtained with respect to the BNY Mellon Settlement or if the Corporation and legacy Countrywide determine to withdraw from the BNY Mellon Settlement agreement in accordance with its terms, the provision recorded in connection with the BNY Mellon Settlement, and the additional representations and warranties provisions recorded in the three months ended June 30, 2011, could be insufficient to provide for a substantial portion of the Corporation’s non-GSE representations and warranties exposures. In those circumstances, the Corporation’s future representations and warranties losses with respect to non-GSEs could substantially exceed our non-GSE reserve, together with estimated reasonably possible loss related to non-GSE representations and warranties exposure of up to $5 billion over existing accruals at June 30, 2011. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for non-GSE representations and warranties (including the timing and ultimate outcome of the court approval process relating to the BNY Mellon Settlement) could result in significant increases in our non-GSE reserve and/or to this estimated range of possible loss, and such increases could have a material adverse effect on our cash flows, financial condition and results of operations.
Credit Risk and Market Risk
     A downgrade in the U.S. government’s sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to the Corporation and general economic conditions that we are not able to predict. In addition, uncertainty about the financial stability of several countries in the European Union (EU), the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets could have a significant adverse effect on our business, results of operations and financial condition, which in turn could adversely affect our stock price.
     On July 13, 2011, Moody’s placed the U.S. government under review for a possible credit ratings downgrade, and on August 2, 2011, Moody’s confirmed the U.S. government’s existing sovereign rating, but stated that the rating outlook is negative. On July 14, 2011, S&P placed its sovereign credit ratings of the U.S. government on CreditWatch with negative implications. On August 2, 2011, Fitch affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. There continues to be the perceived risk of a sovereign credit ratings downgrade of the U.S. government, including the rating of U.S. Treasury securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Corporation, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market. A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact to the Corporation. In addition, the Corporation presently delivers a material portion of the residential mortgage loans it originates into the government-sponsored institutions, agencies or instrumentalities (or instruments insured or guaranteed thereby). We cannot predict if, when or how any changes to the credit ratings of these organizations will affect their ability to finance residential mortgage loans. Such ratings actions, if any, could result in a significant change to the business operations of CRES.
     A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which the Corporation is subject and any related adverse effects on our business, financial condition and results of operations, including those described under Risk Factors – Credit Risk – “We could suffer losses as a result of the actions of or deterioration in the commercial soundness of our counterparties and other financial services institutions,” Risk Factors – Market Risk – “Our businesses and results of operations have been, and may continue to be, significantly adversely affected by changes in the levels of market volatility and by other financial or capital market conditions” and Risk Factors – Liquidity Risk – “Our liquidity, cash flows, financial condition and results of operations, and competitive position may be significantly adversely affected if we are unable to access capital markets, continue to raise deposits, sell assets on favorable terms, or if there is an increase in our borrowing costs” in the Corporation’s 2010 Annual Report on Form 10-K.
     In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in high and volatile bond yields on the sovereign debt of many EU nations. Certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to the EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.

     Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected. For example, global economic uncertainty, regulatory initiatives and reform have impacted, and will likely continue to impact, non-U.S. credit and trading portfolios. Our regional Risk Committee, a subcommittee of our Credit Risk Committee, will continue to monitor and manage this risk but there can be no assurance our efforts in this respect will be sufficient or successful. For a further discussion of our direct sovereign and non-sovereign exposures in Europe, see Second Quarter 2011 Economic and Business Environment on page 7 of the MD&A and Non-U.S. Portfolio on page 103 of the MD&A.
Liquidity Risk
     Adverse changes to our credit ratings from the major credit ratings agencies could have a material adverse effect on our liquidity, cash flows, competitive position, financial condition and results of operations by significantly limiting our access to the funding or capital markets, increasing our borrowing costs, or triggering additional collateral or funding requirements.
     Our borrowing costs and ability to obtain funding are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset-backed and mortgage-backed securities. Our credit ratings are subject to ongoing review by the rating agencies and thus may change from time to time based on a number of factors, including our own financial strength and operations, as well as factors not under our control, such as rating agency specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current credit ratings.
     On June 2, 2011, Moody’s placed our ratings on review for possible downgrade from negative outlook due to its view that the current level of U.S. government support incorporated into our ratings may no longer be appropriate. The ratings agencies have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. All three ratings agencies have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation.
     Currently, our long-term senior debt ratings and outlooks expressed by the ratings agencies are as follows: A2 (review for possible downgrade) by Moody’s; A (negative) by S&P; and A+ (Rating Watch Negative) by Fitch. A reduction in certain of our credit ratings would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If our short-term credit ratings, or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of short-term funding sources such as commercial paper or repo financing, and the effect on our incremental cost of funds would be material. While certain potential impacts of a downgrade are contractual and quantifiable, the full scope of consequences to a credit rating downgrade is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of our long-term credit ratings precipitates downgrades to our short-term credit ratings, and assumptions about the behavior of various customers, investors and counterparties, whose responses to a downgrade are unknown and not reasonably knowable in advance.
     For additional information about our credit ratings and their potential effects to our liquidity, see Liquidity Risk – Credit Ratings in the MD&A on page 74 and Note 4 – Derivatives to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below presents share repurchase activity for the three months ended June 30, 2011. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

			Shares Purchased as
(Dollars in millions, except per	Common Shares	Weighted-average	Part of Publicly	Remaining Buyback Authority
share information; shares in thousands)	Repurchased (1)	Per Share Price	Announced Programs	Amounts	Shares

April 1-30, 2011	101,310	$13.79	-	$-	-
May 1-31, 2011	99,935	13.88	-	-	-
June 1-30, 2011	9,925	12.35	-	-	-

Three months ended June 30, 2011	211,170	13.76

(1)
Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment related to awards under equity incentive plans.

     The Corporation did not have any unregistered sales of its equity securities during the three months ended June 30, 2011.
Item 5.(a). Other
     In light of the previously announced voting results for the Corporation’s advisory vote on the frequency of future advisory stockholder votes on executive compensation held at its 2011 Annual Meeting of Stockholders, and consistent with the recommendation of the Corporation’s Board of Directors on that proposal, the Corporation has decided that it will hold future advisory votes on executive compensation each year until the next advisory vote on frequency occurs. The Corporation is required to hold an advisory vote on frequency at least every six years.

Item 6. Exhibits

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(a) of the Corporation’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended June 30, 2010

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(b) of the Corporation’s 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 4(a)
Supplemental Agreement to the Amended and Restated Agency Agreement dated as of July 22, 2011 among the Bank of America Corporation, Bank of America, N.A. (operating through its London branch), as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent (1)

Exhibit 10(a)	Form of Directors’ Stock Plan Conditional Restricted Stock Award Agreement for Non-U.S. Director (1)

Exhibit 10(b)
Settlement Agreement dated as of June 28, 2011, among The Bank of New York Mellon, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, and Countrywide Home Loans, Inc., incorporated by reference to Exhibit 99.2 of the Corporation’s Current Report on Form 8-K (File no. 1-6523) filed on June 29, 2011

Exhibit 10(c)
Institutional Investor Agreement dated as of June 28, 2011, among The Bank of New York Mellon, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, Countrywide Home Loans, Inc. and the other parties thereto, incorporated by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K (File no. 1-6523) filed on June 29, 2011

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

Bank of America Corporation Registrant
Date: August 4, 2011	/s/ Neil A. Cotty
Neil A. Cotty
Chief Accounting Officer (Duly Authorized Officer)

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(a) of the Corporation’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarter ended June 30, 2010

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(b) of the Corporation’s 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 4(a)
Supplemental Agreement to the Amended and Restated Agency Agreement dated as of July 22, 2011 among the Bank of America Corporation, Bank of America, N.A. (operating through its London branch), as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent (1)

Exhibit 10(a)	Form of Directors’ Stock Plan Conditional Restricted Stock Award Agreement for Non-U.S. Director (1)

Exhibit 10(b)
Settlement Agreement dated as of June 28, 2011, among The Bank of New York Mellon, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, and Countrywide Home Loans, Inc., incorporated by reference to Exhibit 99.2 of the Corporation’s Current Report on Form 8-K (File no. 1-6523) filed on June 29, 2011

Exhibit 10(c)
Institutional Investor Agreement dated as of June 28, 2011, among The Bank of New York Mellon, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, Countrywide Home Loans, Inc. and the other parties thereto, incorporated by reference to Exhibit 99.3 of the Corporation’s Current Report on Form 8-K (File no. 1-6523) filed on June 29, 2011

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