Form 10-Q
period 2011-09-30
BANK OF AMERICA CORP /DE/
filed 2011-11-03
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Yes     No ✓
On October 31, 2011, there were 10,135,871,814 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make, certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation's future results and revenues, and future business and economic conditions more generally, including statements concerning: the Federal Reserve's plans to purchase U.S. treasury bonds and agency mortgage-backed securities (MBS) and sell short-dated securities between October 2011 and June 2012; the expected closing of the Canada consumer card business in the fourth quarter of 2011; the Corporation's intention to exit its consumer card businesses in Europe; the planned schedule and details for implementation and completion of, and the expected impact from, Phase 1 and Phase 2 of Project New BAC, including expected personnel reductions and estimated expense reductions; the potential impact of the European Union (EU) financial relief plan, including on European banks, as well as any other European sovereign bailout proposals; the future favorable effects of the United Kingdom (U.K.) corporate income tax rate reductions and the effect on income tax expense of the possible additional U.K. corporate income tax rate reduction announced by the U.K. Treasury; the transformation of the Corporation's mortgage business, including the Corporation's intention to wind down its correspondent channel; the Corporation's expectation that it will maintain limited commercial paper exposure; the expected normalized levels of credits losses and noninterest expense; recent developments with regard to the agreement to resolve nearly all of the legacy Countrywide-issued first-lien non government-sponsored enterprise (GSE) residential mortgage-backed securitization repurchase exposures (the BNY Mellon Settlement); the impact of and costs associated with each of the agreements with The Bank of New York Mellon (as trustee for certain legacy Countrywide private-label securitization trusts), Assured Guaranty Ltd. and subsidiaries (Assured Guaranty), and each of the government-sponsored enterprises Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs) to resolve bulk representations and warranties claims; the continually evolving behavior of the GSEs, and the Corporation's intention to monitor and update its processes related to these changing GSE behaviors; the adequacy of the liability for the remaining representations and warranties exposure to the GSEs and the future impact to earnings, including the impact on such estimated liability arising from the recent announcement by FNMA regarding mortgage rescissions, cancellations and claim denials; our expectation that mortgage-related assessment and waiver costs will remain elevated as additional loans are delayed in the foreclosure process and as the GSEs assert more aggressive criteria; the expected repurchase claims on the 2004-2008 loan vintages; the Corporation's belief that with the provision recorded in connection with the BNY Mellon Settlement, and the additional representations and warranties provisions recorded in the nine months ended September 30, 2011, the Corporation has provided for a substantial portion of its non-GSE representations and warranties exposure; the potential assertion and impact of additional claims not addressed by the BNY Mellon Settlement or any of the prior agreements entered into between the Corporation and the GSEs, monoline insurers and other investors; representations and warranties liabilities (also commonly referred to as reserves), and the estimated range of possible loss, expenses and repurchase claims and resolution of those claims, and any related servicing, securities, fraud, indemnity or other claims; the Corporation's intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; future impact of complying with the terms of the consent orders with federal bank regulators regarding the foreclosure process and potential civil monetary penalties that may be levied in connection therewith; the impact of delays in connection with the Corporation's temporary halt of foreclosure proceedings in late 2010; the potential impact of changes in the Corporation's procedures and controls, as well as governmental, regulatory and judicial actions, on the timing of resuming foreclosure proceedings and foreclosure sales and on the collection of certain fees and expenses; negotiations to settle or any other resolution of various state and federal investigations into alleged irregularities in the practices of residential mortgage originators and servicers, including the Corporation; the net recovery projections for credit default swaps with monoline financial guarantors; the impact on economic conditions and on the Corporation arising from any further changes to the credit rating or perceived creditworthiness of instruments issued, insured or guaranteed by the U.S. government, or of institutions, agencies or instrumentalities directly linked to the U.S. government; future payment protection insurance (PPI) claims in the U.K.; future risk-weighted assets and any mitigation efforts to reduce risk-weighted assets; credit trends and conditions, including credit losses, credit reserves, the allowance for loan and lease losses, charge-offs, delinquency, collection and bankruptcy trends, and nonperforming asset levels, including expected reductions in the allowance for loan and lease losses; sales and trading revenue; consumer and commercial service charges, including the impact of changes in the Corporation's overdraft policy and the Corporation's ability to mitigate a decline in revenues; liquidity; the Corporation's anticipation that it will continue to reduce its long-term debt as appropriate through 2013; capital levels determined by or established in accordance with accounting principles generally accepted in the United States of America (GAAP) and with the requirements of various regulatory agencies, including our ability to comply with any Basel capital requirements endorsed by U.S. regulators without raising additional capital and within any applicable regulatory timelines; the revenue impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the CARD Act); the revenue impact and the impact on the value of our assets and liabilities resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act), including the impact of the Durbin Amendment, the Volcker Rule, and activity of the Consumer Financial Protection Bureau; the risk retention rules and derivatives regulations; the Corporation's intention to comply with certain requirements relating to fraud prevention in debit card transactions pursuant to the final rule issued by the Federal Reserve under the Durbin Amendment; the Corporation's ability to substitute or make changes to certain over-the-counter (OTC) derivative contracts; run-off of loan portfolios; that it is the Corporation's objective to maintain high-quality credit ratings; the expected impacts of certain privately-negotiated exchange transactions, including allowing the retirement of certain long-term junior subordinated debt issued to the trust companies, increasing Tier 1 common capital and reducing dividends paid on preferred stock and interest expense on certain long-term junior subordinated debt, increasing interest expense associated with newly issued senior notes and being accretive to earnings per common share and slightly dilutive to earnings per share; the estimated range of possible loss and the impact of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 11 - Commitments and Contingencies to the Consolidated Financial Statements; the number of delayed foreclosure sales and the resulting financial impact and other similar matters; and other matters relating to the Corporation and the securities that it may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Corporation's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Corporation's forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” of the Corporation's 2010 Annual Report on Form 10-K and the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and in any of the Corporation's subsequent Securities and Exchange Commission (SEC) filings: the Corporation's ability to implement, manage and realize the anticipated benefits, revenue increases and cost savings from Project New BAC; the Corporation's timing and determinations regarding any potential revised comprehensive capital plan submission and the Federal Reserve's response; the Corporation's intent to build capital through retaining earnings, reducing legacy asset portfolios and implementing other non-dilutive capital related initiatives; the accuracy and variability of estimates and assumptions in determining the expected total cost of the BNY Mellon Settlement to the Corporation; the accuracy and variability of estimates and assumptions in determining the estimated liability and/or estimated range of possible loss for representations and warranties exposures to the GSEs, monolines and private-label and other investors; the accuracy and the variability of estimates and assumptions in determining the portion of the Corporation's repurchase obligations for residential mortgage obligations sold by the Corporation and its affiliates to investors that has been paid or reserved after giving effect to the BNY Mellon Settlement and the charges in the nine months ended September 30, 2011; the possibility that objections to the approval of the BNY Mellon Settlement, including objections by parties that have already filed notices of intent to object or motions to intervene, will delay or prevent receipt of final court approval; whether the conditions to the BNY Mellon Settlement will be satisfied, including the receipt of final court approval and private letter rulings from the IRS and other tax rulings and opinions; the Corporation and certain of its affiliates' ability to comply with the servicing and documentation obligations under the BNY Mellon Settlement; the potential assertion and impact of additional claims not addressed by the BNY Mellon Settlement or any of the prior agreements entered into between the Corporation and the GSEs, monoline insurers and other investors; the accuracy and variability of estimates and assumptions in determining the expected value of the loss-sharing reinsurance arrangement relating to the agreement with Assured Guaranty and the total cost of the agreement to the Corporation; the Corporation's resolution of certain representations and warranties obligations with the GSEs and our ability to resolve the GSEs' remaining claims; the Corporation's ability to resolve its representations and warranties obligations, and any related servicing, securities, fraud, indemnity or other claims with monolines, and private-label investors and other investors, including those monolines and investors from whom the Corporation has not yet received claims or with whom it has not yet reached any resolutions; failure to satisfy its obligations as servicer in the residential mortgage securitization process; the adequacy of the liability and/or the estimated range of possible loss for the representations and warranties exposures to the GSEs, monolines and private-label and other investors; the foreclosure review and assessment process, the effectiveness of the Corporation's response and any governmental findings or penalties or private third-party claims asserted in connection with these foreclosure matters; the ability to achieve resolution in negotiations with law enforcement authorities and federal agencies, including the U.S. Department of Justice (DOJ) and U.S. Department of Housing and Urban Development (HUD), involving mortgage servicing practices, including the timing and any settlement terms; the adequacy of the reserve for future PPI claims in the U.K.; the risk of a subsequent credit rating downgrade of the U.S. government; negative economic conditions generally including continued weakness in the U.S. housing market, high unemployment in the U.S., as well as economic challenges in many non-U.S. countries in which the Corporation operates; the Corporation's mortgage modification policies and related results; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions, including the Corporation as well as its business partners; the Corporation's credit ratings and the credit ratings of its securitizations, including the risk that the Corporation or its securities will be the subject of additional or further credit rating downgrades in addition to the downgrade by Moody's Investors Service, Inc. (Moody's) in the third quarter of 2011; the Corporation's ability to substitute or make changes to certain OTC derivative contracts, including as a result of certain limitations such as counterparty willingness, regulatory limitations on naming Bank of America, N.A. as the new counterparty, and the type or amount of collateral required; the impact resulting from international and domestic sovereign credit uncertainties, including the effectiveness of the EU financial relief plan; the timing and amount of any potential dividend increase; estimates of the fair value of certain of the Corporation's assets and liabilities; legislative and regulatory actions in the U.S. (including the impact of the Financial Reform Act, the Electronic Fund Transfer Act, the CARD Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments as well as any collateral effects on our ability to do business and access the capital markets; various monetary, tax and fiscal policies and regulations of the U.S. and non-U.S. governments;

changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, and of applicable guidance regarding goodwill accounting and the impact on the Corporation's financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; adequacy of the Corporation's risk management framework; the Corporation's ability to attract new employees and retain and motivate existing employees; technology changes instituted by the Corporation, its counterparties or competitors; mergers and acquisitions and their integration into the Corporation, including the Corporation's ability to realize the benefits and cost savings from the Merrill Lynch & Co., Inc. (Merrill Lynch) and Countrywide Financial Corporation (Countrywide) acquisitions; the Corporation's reputation, including the effects of continuing intense public and regulatory scrutiny of the Corporation and the financial services industry; the effects of any unauthorized disclosures of our or our customers' private or confidential information and any negative publicity directed toward the Corporation; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation. Throughout the MD&A, the Corporation uses certain acronyms and abbreviations which are defined in the Glossary.

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in the Bank of America Corporate Center in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the United States and in certain international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Card Services (formerly Global Card Services), Consumer Real Estate Services (CRES), Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. At September 30, 2011, the Corporation had $2.2 trillion in assets and approximately 290,000 full-time equivalent employees.

As of September 30, 2011, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve 58 million consumer and small business relationships with approximately 5,700 banking centers, 17,750 ATMs, nationwide call centers, and leading online and mobile banking platforms. We offer industry-leading support to approximately four million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Table 1 provides selected consolidated financial data for the three and nine months ended September 30, 2011 and 2010 and at September 30, 2011 and December 31, 2010.

Table 1
Selected Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2011	2010	2011	2010
Income statement
Revenue, net of interest expense (FTE basis) (1)	$28,702	$26,982	$69,280	$88,722
Net income (loss)	6,232	(7,299)	(545)	(994)
Net income, excluding goodwill impairment charge (2)	6,232	3,101	2,058	9,406
Diluted earnings (loss) per common share (3)	0.56	(0.77)	(0.15)	(0.21)
Diluted earnings per common share, excluding goodwill impairment charge (2)	0.56	0.27	0.11	0.82
Dividends paid per common share	0.01	0.01	0.03	0.03
Performance ratios
Return on average assets	1.07%	n/m	n/m	n/m
Return on average assets, excluding goodwill impairment charge (2)	1.07	0.52%	0.12%	0.51%
Return on average tangible shareholders’ equity (1)	17.03	n/m	n/m	n/m
Return on average tangible shareholders’ equity, excluding goodwill impairment charge (1, 2)	17.03	8.54%	1.83%	9.01%
Efficiency ratio (FTE basis) (1)	61.37	100.87	87.69	70.16
Efficiency ratio (FTE basis), excluding goodwill impairment charge (1, 2)	61.37	62.33	83.93	58.43
Asset quality
Allowance for loan and lease losses at period end			$35,082	$43,581
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (4)			3.81%	4.69%
Nonperforming loans, leases and foreclosed properties at period end (4)			$29,059	$34,556
Net charge-offs	$5,086	$7,197	16,779	27,551
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	2.17%	3.07%	2.41%	3.84%
Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans (4)	2.25	3.18	2.50	3.98
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (4)	1.74	1.53	1.56	1.18
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs excluding purchased credit-impaired loans (4)	1.33	1.34	1.20	1.04

			September 30 2011	December 31 2010
Balance sheet
Total loans and leases			$932,531	$940,440
Total assets			2,219,628	2,264,909
Total deposits			1,041,353	1,010,430
Total common shareholders’ equity			210,772	211,686
Total shareholders’ equity			230,252	228,248
Capital ratios
Tier 1 common equity			8.65%	8.60%
Tier 1 capital			11.48	11.24
Total capital			15.86	15.77
Tier 1 leverage			7.11	7.21

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity and the efficiency ratio are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 21.

(2)
Net income (loss), diluted earnings (loss) per common share, return on average assets, return on average tangible shareholders’ equity and the efficiency ratio have been calculated excluding the impact of the goodwill impairment charges of $2.6 billion in the second quarter of 2011 and $10.4 billion in the third quarter of 2010, and accordingly, these are non-GAAP measures. For additional information on these measures and ratios, and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 21.

(3)
Due to a net loss applicable to common shareholders for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 100 and corresponding Table 42, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 110 and corresponding Table 51.

n/m = not meaningful

Third Quarter 2011 Economic and Business Environment

The economic and financial environment for banking was unsettled in the third quarter. Financial market uncertainty surrounding the U.S. debt ceiling debate in Washington, D.C., the Standard & Poor's Financial Services LLC (S&P) downgrade of the U.S. government's credit rating, the European financial crisis, and continued soft economic growth in the U.S. resulted in concerns about a double-dip recession. Following economic weakness in the first half of 2011, U.S. retail sales and real consumption rose at a modest pace in the third quarter. Employment gains were modest, and the unemployment rate remained at 9.1 percent during the quarter. Slower growth in wages and salaries, and higher inflation contributed to subdued gains in real disposable personal income, while sharp declines in global stock markets reduced household net worth and undercut consumer confidence. Recovering vehicle sales, reflecting the easing of supply chain issues related to the Japanese earthquake, provided a boost, while flat-to-lower energy costs also added some relief. The housing sector remained soft, with low levels of new and existing home sales and construction. Business investment in equipment and software grew as did U.S. exports. In addition, the public perception of certain financial services firms and practices appeared to fall during the quarter.

During the third quarter, the Federal Reserve took two steps to stimulate the economy. In August, it announced that it expected to keep the federal funds rate target at zero through mid-2013, and as a result, bond yields fell and the yield curve flattened. In September, the Federal Reserve announced a new program designed to lower bond yields and mortgage rates under which the Federal Reserve plans to purchase U.S. treasury bonds and agency MBS, and sell short-dated securities between October 2011 and June 2012.

Global financial markets were in turmoil during the quarter. European policymakers continued their efforts to address the joint problems posed by certain troubled EU countries, in particular Greece, and Europe's fragile banking system. Concerns about the inability of Greece to service its sovereign debt spread to other EU nations, most notably Italy, and as a result sovereign bond yields rose. The European Central Bank purchased the sovereign bonds of Greece, Spain and Italy. Fears of a EU financial crisis adversely affected the U.S. financial system and economic performance, and weighed heavily on global financial markets, particularly impacting financial sector stocks. For more information, see Recent Events – European Union Sovereign Risks on page 10.

China's economy continued to grow in the third quarter, but at a moderating pace, and its inflation rose further. Japan's economy continued to recover from the adverse effects of the natural disaster earlier this year. Among key emerging nations, Brazil, following a period of sustained growth and sharp currency appreciation, incurred a significant economic slowdown and a depreciating currency. For more information on our exposure in Europe, Asia, Latin America and Japan, see Non-U.S. Portfolio on page 115.

Recent Events

Berkshire Investment

On September 1, 2011, we closed our sale to Berkshire Hathaway Inc. (Berkshire) of 50,000 shares of the Corporation's 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock) and a warrant to purchase 700 million shares of the Corporation's common stock (the Warrant), for an aggregate purchase price of $5.0 billion in cash. The Warrant is exercisable at the holder's option at any time, in whole or in part until September 1, 2021, at an exercise price of $7.142857 per share which may be settled in cash or by exchanging all or a portion of the Series T Preferred Stock. For additional information about the Series T Preferred Stock and the Warrant, see Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

Divestitures and Asset Dispositions

During the three months ended September 30, 2011, we continued to sell certain business units and assets as part of our capital management and enterprise wide initiatives. We closed our sale of approximately 13.1 billion common shares of China Construction Bank Corporation (CCB), representing approximately half of our investment in CCB, resulting in a pre-tax gain of $3.6 billion. The sale also generated approximately $3.5 billion of Tier 1 common capital and reduced our risk-weighted assets by $7.3 billion under Basel I. Following the sale, we continue to hold approximately five percent of the outstanding common shares of CCB.

On August 15, 2011, we announced an agreement to sell our consumer card business in Canada and the sale is expected to close in the fourth quarter of 2011. Further, we announced that we intend to exit our consumer card business in Europe. In light of these actions, the international consumer card business results were moved to All Other and prior period results have been reclassified. For additional information, see Card Services on page 37, All Other on page 55 and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements.

In October 2011, we announced that we intend to wind down the correspondent mortgage channel by the end of 2011 as part of our ongoing strategy to focus on retail distribution for our consumer mortgage products and services. On February 4, 2011, we announced that we were exiting the reverse mortgage origination business.

Project New BAC

Project New BAC is a two-phase, enterprise-wide initiative to streamline workflows and processes, align businesses and expenses more closely with our overall strategic plan and operating principles, and increase revenues. Phase 1 evaluations focused on the consumer businesses, including Deposits, Card Services and CRES, related support, and technology and operations functions. Phase 2 evaluations will focus on Global Commercial Banking, GBAM and GWIM, related support, and technology and operations functions not subject to evaluation under Phase 1.

Phase 1 evaluations were completed during September 2011, and resulted in the recently-announced management reorganization and the clarification of initiatives to align our businesses with specific customer groups. Implementation of Phase 1 recommendations began during the fourth quarter of 2011. Phase 1 has a stated goal of a reduction of approximately 30,000 positions, with natural attrition and the elimination of unfilled positions expected to represent a significant part of the reduction. A stated goal of the full implementation of Phase 1 is to reduce annual expenses by $5 billion per year by 2014, or approximately 18 percent of Phase 1 baseline annual expenses. As implementation of the Phase 1 recommendations continues, reductions in staffing levels in the affected areas will result in some incremental costs including severance.

Phase 2 evaluations began in October 2011 and are expected to continue through April 2012. Reductions in the areas subject to evaluation for Phase 2 have not yet been fully identified; however they are expected to be lower than Phase 1. All aspects of New BAC are expected to be implemented by the end of 2014.

When reductions in employment levels associated with the implementation of Phases 1 and 2 of New BAC are probable of occurring and the amounts can be reasonably estimated, the associated severance costs will be recognized. There were no material expenses related to New BAC recorded in the three and nine months ended September 30, 2011.

Credit Ratings Actions

On September 21, 2011, Moody's downgraded the Corporation's long-term senior unsecured debt rating to Baa1 from A2 and our short-term debt rating to Prime-2 from Prime-1. These long-term credit ratings now incorporate two notches of uplift due to systemic support, down from four notches previously. On the same day, Moody's downgraded the long-term senior debt rating of Bank of America, N.A. (BANA) to A2 from Aa3, and its short-term debt rating was affirmed at Prime-1. These long-term credit ratings now incorporate three notches of uplift due to systemic support, down from five notches previously. The outlook on our and BANA's long-term senior unsecured ratings remained negative. These actions concluded a review for downgrade announced on June 2, 2011.

In addition, the other two major credit ratings agencies, S&P and Fitch, Inc. (Fitch), have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. There can be no assurance that S&P and Fitch will refrain from downgrading our credit ratings. While certain potential impacts of a downgrade are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of our long-term credit ratings precipitates downgrades to our short-term credit ratings, and assumptions about the behavior of various customers, investors and counterparties whose responses to a downgrade cannot be determined in advance. Under the terms of certain OTC derivative contracts and other trading agreements, certain counterparties to those agreements have required us to provide additional collateral or to terminate these contracts or agreements or provide other remedies.

For information regarding the risks associated with adverse changes in our credit ratings, see Liquidity Risk – Credit Ratings on page 82, Regulatory Matters – Transactions with Affiliates on page 69, Note 4 – Derivatives to the Consolidated Financial Statements, Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K and Item 1A. Risk Factors of the Corporation's 2010 Annual Report on Form 10-K.

Private-label Securitization Settlement with the Bank of New York Mellon

Under an order entered by the court in connection with the settlement agreement (the BNY Mellon Settlement) we entered into with The Bank of New York Mellon (BNY Mellon), as trustee (Trustee), potentially interested persons had the opportunity to give notice of intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both, filed notice of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware, the Federal Deposit Insurance Corporation (FDIC) and the Federal Housing Finance Agency (FHFA). These motions have not yet been ruled on by the court. Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement, including challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the institutional investor group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (Covered Trusts), while other motions do not make substantive objections but state that they need more information about the settlement. A number of investors opposed to the settlement removed the proceeding to federal court. On October 19, 2011, the federal court denied BNY Mellon's motion to remand the proceeding to state court, and BNY Mellon, as well as investors that have intervened in support of the BNY Mellon Settlement, have petitioned to appeal the denial of this motion.

It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, the conduct of discovery and the resolution of the objections to the settlement, and any appeals could take a substantial period of time and these factors, along with the recent removal of the proceeding to federal court, could materially delay the timing of final court approval. There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not determine to withdraw from the BNY Mellon Settlement. Accordingly, it is not possible to predict when the court approval process will be completed.

For additional information about the BNY Mellon Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58, and Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 66 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Department of Justice / Attorney General Matters

Law enforcement authorities in all 50 states, the DOJ and other federal agencies continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers, including us. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to mortgage loan origination, loan modification and loss mitigation practices, including compliance with HUD requirements related to Federal Housing Administration (FHA)-insured loans. We continue to cooperate with these investigations and are dedicating significant resources to addressing these issues. We and the other largest mortgage originators and servicers continue to engage in ongoing negotiations regarding these matters with law enforcement authorities and federal agencies. Although certain Attorneys General have recently withdrawn from global settlement negotiations related to these matters, the negotiations remain ongoing and are focused on the amount and form of any settlement payment or commitment and additional settlement terms, including principal forgiveness, servicing standards, enforcement mechanisms and releases. We cannot be certain as to the ultimate outcome that may result from these negotiations or the timing of such outcome. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 66.

European Union Sovereign Risks

In 2010, a financial crisis emerged in Europe triggered by high sovereign budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU countries to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in credit ratings downgrades for, and high and volatile bond yields on, the sovereign debt of many EU countries. Certain European countries continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to certain of these countries, the creation of a joint EU-IMF European Financial Stability Facility (EFSF) in May 2010 and additional expanded financial assistance to Greece, uncertainty over the outcome of the EU governments' financial support programs and worries about sovereign finances persisted. Market concerns over the direct and indirect exposure of certain European banks and insurers to these EU countries resulted in a widening of credit spreads and increased costs of funding for these financial institutions. On October 27, 2011, representatives of 17 EU countries announced a financial relief plan that involves a write-off of certain sovereign debt by European banks, requirements regarding European bank capital ratios and increases in available rescue funds. Although financial markets initially responded favorably to the announcement of this plan, details remain to be negotiated, and implementation is subject to certain contingencies and risks. For a further discussion of our direct sovereign and non-sovereign exposures in Europe, see Non-U.S. Portfolio on page 115.

Debt and Capital Exchanges

During the third quarter, global economic uncertainty and volatility continued as described more fully in the Executive Summary – Third Quarter 2011 Economic and Business Environment discussion on page 7. Concerns over these and other issues contributed to a widening of credit spreads for many financial institutions, including the Corporation, resulting in lowering of market values of debt and preferred stock issued by financial institutions. The uncertainty in the market evidenced by, among other things, volatility in credit spread movements, makes it economically advantageous at this time to consider retirement of issued junior subordinated debt and preferred stock. As a result of these matters, we intend to explore the issuance of common stock and senior notes in exchange for shares of preferred stock and, subject to any required amendments to the applicable governing documents, certain trust preferred capital debt securities (Trust Securities) issued by unconsolidated trust companies, in privately negotiated transactions. If we pursue the exchange of Trust Securities, we would immediately use the purchased Trust Securities to retire a corresponding amount of our junior subordinated debt that we previously issued to the unconsolidated trust companies. These transactions would increase Tier 1 common capital and, on an after-tax basis, reduce the combined level of interest expense and dividends paid on the combined junior subordinated debt and preferred stock. The senior notes and common stock would be recorded at fair value at issuance, which is expected to be less than the par and carrying value of the preferred stock and/or junior subordinated debt, which would result in the exchanges being accretive to earnings per common share for the period in which completed. The ultimate impact on earnings per common share is not expected to be significant for periods subsequent to the exchange and will not be known until the level of earnings per common share for the period and the exact combination of exchanged preferred stock and Trust Securities are known. We will not issue more than 400 million shares of common stock or $3 billion in new senior notes in connection with these exchanges.

Performance Overview

Net income (loss) was $6.2 billion and $(545) million for the three and nine months ended September 30, 2011 compared to $(7.3) billion and $(994) million for the same periods in 2010. The principal contributors to pre-tax income for the three-month period were the following: $4.5 billion positive fair value adjustments on structured liabilities, a gain of $3.6 billion from the sale of approximately half of our investment in CCB shares, DVA gains of $1.7 billion and losses of $2.2 billion related to other equity and strategic investments. Net income for the third quarter of 2011 was also positively impacted by a favorable tax rate. The principal contributors to the pre-tax loss for the nine-month period, including the items noted above for the three-month period, were the following: $14.0 billion of representations and warranties provision in the second quarter of 2011 largely related to the BNY Mellon Settlement as well as other mortgage-related costs, including a $2.6 billion non-cash, non-tax deductible goodwill impairment charge in CRES, higher mortgage-related litigation expense and increased mortgage assessments and waivers costs.

Table 2
Summary Income Statement
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Net interest income, FTE basis (1)	$10,739	$12,717	$34,629	$39,984
Noninterest income	17,963	14,265	34,651	48,738
Total revenue, net of interest expense, FTE basis (1)	28,702	26,982	69,280	88,722
Provision for credit losses	3,407	5,396	10,476	23,306
Goodwill impairment	—	10,400	2,603	10,400
All other noninterest expense	17,613	16,816	58,149	51,844
Income (loss) before income taxes	7,682	(5,630)	(1,948)	3,172
Income tax expense (benefit), FTE basis (1)	1,450	1,669	(1,403)	4,166
Net income (loss)	6,232	(7,299)	(545)	(994)
Preferred stock dividends	343	348	954	1,036
Net income (loss) applicable to common shareholders	$5,889	$(7,647)	$(1,499)	$(2,030)

Per common share information
Earnings (loss)	$0.58	$(0.77)	$(0.15)	$(0.21)
Diluted earnings (loss)	0.56	(0.77)	(0.15)	(0.21)

(1)
FTE basis is a non-GAAP measure. Other companies may define or calculate this measure differently. For additional information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 21.

Net interest income on a fully taxable-equivalent (FTE) basis decreased $2.0 billion and $5.4 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decrease was primarily due to lower consumer loan balances and yields and decreased investment yields, including the acceleration of purchase premium amortization from an increase in modeled prepayment expectations and increased hedge ineffectiveness. Also negatively impacting net interest income was lower trading-related net interest income. Net interest income benefited from ongoing reductions in long-term debt balances and lower rates paid on deposits. The net interest yield on a FTE basis was 2.32 percent and 2.50 percent for the three and nine months ended September 30, 2011.

Noninterest income increased $3.7 billion and decreased $14.1 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increase for the three-month period was primarily the result of the positive fair value adjustments on structured liabilities due to widening of our credit spreads, the gain on the sale of CCB shares and DVA gains partially offset by adverse market conditions and extreme volatility in the credit markets in 2011 and losses related to other equity and strategic investments. The decrease for the nine-month period resulted from the above mentioned representations and warranties provision which is included in mortgage banking income. For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58. Other components of the nine-month period-over-period change in noninterest income included a decrease in service charges due to the impact of overdraft policy changes in conjunction with the implementation of Regulation E and a decrease in trading account profits due to strong first quarter 2010.

The provision for credit losses decreased $2.0 billion to $3.4 billion, and $12.8 billion to $10.5 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The provision for credit losses reflected $1.7 billion and $6.3 billion of reserve reductions for the three and nine months ended September 30, 2011 as portfolio trends improved across most of the consumer and commercial businesses, particularly the Card Services and commercial real estate portfolios. The improvement for the nine-month period was offset in part by additions to consumer purchased credit-impaired (PCI) loan portfolio reserves in the first half of 2011.

Noninterest expense decreased $9.6 billion and $1.5 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decreases were driven by a $10.4 billion goodwill impairment charge recorded during the third quarter of 2010 partially offset, for the nine-month period, by the $2.6 billion goodwill impairment charge recorded during the second quarter of 2011. In addition, offsetting the decrease for the nine-month period was an increase in other general operating expense which includes mortgage-related assessments and waivers costs and litigation expense both of which increased significantly compared to the same period in 2010 and an increase in personnel costs due to the continued build-out of several businesses and technology.

Segment Results

Table 3
Business Segment Results
	Three Months Ended September 30				Nine Months Ended September 30
	Total Revenue (1)		Net Income (Loss)		Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Deposits	$3,119	$3,146	$276	$198	$9,609	$10,559	$1,051	$1,562
Card Services	4,507	5,377	1,264	(9,844)	14,085	16,984	4,767	(8,269)
Consumer Real Estate Services	2,822	3,612	(1,137)	(392)	(6,430)	9,849	(18,070)	(4,010)
Global Commercial Banking	2,533	2,633	1,050	644	7,997	8,611	3,354	2,165
Global Banking & Markets	5,222	7,073	(302)	1,468	19,896	22,584	3,400	5,628
Global Wealth & Investment Management	4,230	3,898	347	269	13,212	12,128	1,386	1,022
All Other	6,269	1,243	4,734	358	10,911	8,007	3,567	908
Total FTE basis	28,702	26,982	6,232	(7,299)	69,280	88,722	(545)	(994)
FTE adjustment	(249)	(282)	—	—	(714)	(900)	—	—
Total Consolidated	$28,453	$26,700	$6,232	$(7,299)	$68,566	$87,822	$(545)	$(994)

(1)
Total revenue is net of interest expense and is on a FTE basis which is a non-GAAP measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 21.

The following discussion provides an overview of the results of our business segments and All Other for the three and nine months ended September 30, 2011 compared to the same periods in 2010. For additional information on these results, see Business Segment Operations on page 34.

Deposits net income increased for the three-month period due to a decrease in noninterest expense partially offset by lower revenue. Revenue declined primarily due to the impact of overdraft policy changes in conjunction with Regulation E that were fully implemented during the third quarter of 2010. Noninterest expense was lower due to a decrease in operating expenses. Net income decreased for the nine-month period as the result of a decrease in noninterest income due to the impact of overdraft policy changes in conjunction with Regulation E.

Card Services net income increased for the three- and nine-month periods primarily due to a decrease in noninterest expense as a result of the goodwill impairment charge in 2010 and a decrease in the provision for credit losses. Revenue decreased as a result of a decline in net interest income from lower average loan balances and yields as well as lower noninterest income. Noninterest income declined for the nine-month period due to the impact of the CARD Act and the gain on the sale of our MasterCard position in the second quarter of 2010. Provision for credit losses decreased for the three- and nine-month periods reflecting lower delinquencies, improved collection rates and fewer bankruptcy filings as a result of improving economic conditions and lower average loans.

CRES net loss increased for the three- and nine-month periods due to a decline in revenue and increased noninterest expense, partially offset by a decline in provision for credit losses. Revenue declined for the nine-month period due to an increase in representations and warranties provision, lower core production income and a decrease in insurance income due to the sale of Balboa's lender-placed insurance business in the second quarter of 2011. The revenue decline for the three-month period was driven by lower core production income and a decrease in insurance income, partially offset by a decrease in representations and warranties provision. Noninterest expense increased in the three- and nine-month periods due to higher default-related and other loss mitigation expenses, increased mortgage-related assessments and waivers costs and higher litigation expense. Noninterest expense for the nine-month period was also impacted by a non-cash goodwill impairment charge.

Global Commercial Banking net income increased for the three- and nine-month periods driven by lower credit costs from improved asset quality. Revenue decreased for the three- and nine-month periods driven by lower net interest income related to asset and liability management (ALM) activities and lower loan volumes. Noninterest expense decreased for the three-month period driven by lower support costs and increased for the nine-month period due to an increase in technology investments.

GBAM reported a net loss for the three months ended September 30, 2011 compared to net income for the same period in the prior year driven by decreased sales and trading activity due to a less favorable market environment which was partially offset by DVA gains, lower investment banking fees and the U.K corporate income tax rate change enacted during the quarter which reduced the carrying value of the related deferred tax assets. Net income decreased for the nine-month period driven by decreased sales and trading activity due to a less favorable market environment which was partially offset by DVA gains, and higher noninterest expense driven by increased costs related to investments in infrastructure.

GWIM net income increased for the three- and nine-month periods driven by higher revenue, partially offset by higher noninterest expense. Revenue increased driven by higher asset management fees from higher market levels and long-term assets under management (AUM) inflows as well as higher net interest income. The provision for credit losses increased for the three-month period due to increased reserves in the residential mortgage portfolio. During the nine-month period, the provision for credit losses decreased driven by improving portfolio trends. Noninterest expense increased due to higher revenue-related expenses and personnel costs associated with the continued build-out of the business.

All Other net income increased for the three- and nine-month periods due to higher noninterest income and lower noninterest expense partially offset by higher provision for credit losses. Noninterest income increased due to positive fair value adjustments related to structured liabilities as well as the gain on sale of approximately half of our equity interest in CCB partially offset by losses related to equity and strategic investments excluding CCB. The increase in provision for credit losses was driven primarily by a slower pace of improvement in the residential mortgage portfolio. The decrease in noninterest expense was due to a decline in merger and restructuring charges.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis decreased $2.0 billion to $10.7 billion and $5.4 billion to $34.6 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decrease was primarily due to lower consumer loan balances and yields and decreased investment yields, including the acceleration of purchase premium amortization from an increase in modeled prepayment expectations and increased hedge ineffectiveness due to lower interest rates. Also negatively impacting net interest income was lower trading-related net interest income. Net interest income benefited from ongoing reductions in long-term debt balances and lower rates paid on deposits. The net interest yield on a FTE basis decreased 40 basis points (bps) to 2.32 percent and 31 bps to 2.50 percent for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as the margin continues to be under pressure due to the low rate environment.

Noninterest Income

Table 4
Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Card income	$1,911	$1,982	$5,706	$5,981
Service charges	2,068	2,212	6,112	7,354
Investment and brokerage services	3,022	2,724	9,132	8,743
Investment banking income	942	1,371	4,204	3,930
Equity investment income	1,446	357	4,133	3,748
Trading account profits	1,604	2,596	6,417	9,059
Mortgage banking income (loss)	1,617	1,755	(10,949)	4,153
Insurance income	190	75	1,203	1,468
Gains on sales of debt securities	737	883	2,182	1,654
Other income	4,511	433	6,729	3,498
Net impairment losses recognized in earnings on AFS debt securities	(85)	(123)	(218)	(850)
Total noninterest income	$17,963	$14,265	$34,651	$48,738

Noninterest income increased $3.7 billion to $18.0 billion and decreased $14.1 billion to $34.7 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The following highlights the significant changes.

•
Service charges decreased $144 million and $1.2 billion for the three and nine months ended September 30, 2011 largely due to the impact of overdraft policy changes in conjunction with Regulation E, that were fully implemented during the third quarter of 2010.

•
Investment banking income decreased $429 million and increased $274 million for the three and nine months ended September 30, 2011. The decrease for the three-month period was due to weakening markets for debt and equity issuance fees as a result of market uncertainty and a decrease in global fee pools. The increase for the nine-month period was primarily due to higher advisory fees.

•
Equity investment income increased $1.1 billion and $385 million for the three and nine months ended September 30, 2011. The three months ended September 30, 2011 included a $3.6 billion gain on the sale of approximately one-half of our investment in CCB, partially offset by losses of $2.2 billion related to equity and strategic investments excluding CCB. The nine months ended September 30, 2011 included the CCB gain and a $377 million gain on the sale of our investment in BlackRock, Inc. (BlackRock), partially offset by $1.1 billion of impairment write-downs on our merchant services joint venture. The nine-month period in the prior year included a $1.2 billion gain on the sale of a strategic investment and $1.2 billion of positive valuation adjustments in Global Principal Investments (GPI).

•
Trading account profits decreased $992 million and $2.6 billion for the three and nine months ended September 30, 2011 primarily due to adverse market conditions and extreme volatility in the credit markets compared to the prior year. DVA gains on derivatives of $1.7 billion and $1.5 billion were recorded for the three and nine months ended September 30, 2011 as a result of the widening of our credit spreads during the period, compared to losses of $34 million and gains of $212 million for the same periods in the prior year. Also, in conjunction with regulatory reform measures and our initiative to optimize our balance sheet, the proprietary trading business was completely exited as of June 30, 2011. Proprietary trading revenue was $434 million for the six months ended June 30, 2011 compared to $1.2 billion in the nine months ended September 30, 2010.

•
Mortgage banking income decreased $138 million and $15.1 billion for the three and nine months ended September 30, 2011 with the nine-month change driven by a $12.7 billion increase in the representations and warranties provision which was primarily related to the BNY Mellon Settlement as well as lower production volume due to a reduction in new loan origination volumes and less favorable mortgage servicing rights (MSR) results.

•
Other income increased $4.1 billion and $3.2 billion for the three and nine months ended September 30, 2011. For the three months ended September 30, 2011, the increase was primarily due to positive fair value adjustments of $4.5 billion on structured liabilities due to widening of our credit spreads, compared to negative fair value adjustments of $190 million for the same period in 2010. For the nine months ended September 30, 2011, the increase was primarily due to positive fair value adjustments of $4.1 billion on structured liabilities compared to positive fair value adjustments of $1.2 billion in the same period in 2010. In addition to the factors described above, the nine months ended September 30, 2011 included a $771 million gain on the sale of the lender-placed insurance business of Balboa.

Provision for Credit Losses

The provision for credit losses decreased $2.0 billion to $3.4 billion, and $12.8 billion to $10.5 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The provision for credit losses included $1.7 billion and $6.3 billion of reserve reductions for the three and nine months ended September 30, 2011 driven primarily by lower delinquencies, improved collection rates and fewer bankruptcy filings across the Card Services portfolio, and improvement in overall credit quality in the commercial real estate portfolio.

The provision for credit losses related to our consumer portfolio decreased $1.3 billion to $3.5 billion and $9.1 billion to $11.2 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The provision for credit losses related to our commercial portfolio including the provision for unfunded lending commitments decreased $653 million to a benefit of $59 million and $3.8 billion to a benefit of $695 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

Net charge-offs totaled $5.1 billion, or 2.17 percent and $16.8 billion, or 2.41 percent of average loans and leases for the three and nine months ended September 30, 2011 compared with $7.2 billion, or 3.07 percent, and $27.6 billion, or 3.84 percent, for the three and nine months ended September 30, 2010. The decrease in net charge-offs was primarily driven by improvements in general economic conditions that resulted in lower delinquencies, improved collection rates and fewer bankruptcy filings across the Card Services portfolio as well as lower losses in the home equity portfolio driven by fewer delinquent loans. For more information on the provision for credit losses, see Provision for Credit Losses on page 119.

Noninterest Expense

Table 5
Noninterest Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Personnel	$8,865	$8,402	$28,204	$26,349
Occupancy	1,183	1,150	3,617	3,504
Equipment	616	619	1,815	1,845
Marketing	556	497	1,680	1,479
Professional fees	937	651	2,349	1,812
Amortization of intangibles	377	426	1,144	1,311
Data processing	626	602	1,964	1,882
Telecommunications	405	361	1,167	1,050
Other general operating	3,872	3,687	15,672	11,162
Goodwill impairment	—	10,400	2,603	10,400
Merger and restructuring charges	176	421	537	1,450
Total noninterest expense	$17,613	$27,216	$60,752	$62,244

Noninterest expense decreased $9.6 billion to $17.6 billion, and $1.5 billion to $60.8 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The largest drivers in the comparisons were goodwill impairment charges of $10.4 billion in the third quarter of 2010 and $2.6 billion in the second quarter of 2011.

Personnel expense increased $1.9 billion for the nine months ended September 30, 2011 compared to the same period in 2010 attributable to personnel costs related to the continued build-out of certain businesses, technology costs as well as increases in default-related servicing. Additionally, for the same period, professional fees increased $537 million related to consulting fees for regulatory initiatives as well as higher legal expenses and other general operating expenses increased $4.5 billion largely as a result of $1.9 billion in mortgage-related assessments and waivers costs and an increase of $2.6 billion in litigation expense, predominantly related to mortgage issues. Merger and restructuring expenses decreased by $913 million for the nine months ended September 30, 2011 compared to the same period in 2010.

Income Tax Expense

Income tax expense was $1.2 billion on pre-tax income of $7.4 billion for the three months ended September 30, 2011 resulting in an effective tax rate of 16.2 percent compared to income tax expense of $1.4 billion on the pre-tax loss of $5.9 billion for the same period in 2010. For the nine months ended September 30, 2011, the income tax benefit was $2.1 billion on the pre-tax loss of $2.7 billion resulting in an effective tax rate of 79.5 percent benefit on the loss compared to income tax expense of $3.3 billion on the pre-tax income of $2.3 billion for the same period in 2010. The effective tax rates for the three and nine months ended September 30, 2010 were not meaningful due to the impact of the non-deductible $10.4 billion goodwill impairment charge in the third quarter of 2010.

The effective tax rate of 16.2 percent for the three months ended September 30, 2011 was driven by a $619 million reduction of a valuation allowance established against the Merrill Lynch capital loss carryover deferred tax asset, a $593 million benefit for capital loss deferred tax assets recognized in connection with the liquidation of certain subsidiaries and recurring tax preference items, such as tax-exempt income and affordable housing credits. These were partially offset by the $782 million impact of the U.K. corporate income tax rate reduction referred to below.

The effective tax rate of 79.5 percent benefit for the nine months ended September 30, 2011 was driven by the same factors as above, as well as by the effect of those net tax benefits on the level of the year-to-date pre-tax loss, partially offset by the impact of the non-deductible $2.6 billion goodwill impairment charge in the second quarter of 2011.

On July 19, 2011, the U.K. 2011 Finance Bill was enacted which reduced the corporate income tax rate to 26 percent beginning on April 1, 2011, and then to 25 percent effective April 1, 2012. These rate reductions will favorably affect income tax expense on future U.K. earnings but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. As noted above, income tax expense (benefit) for the three and nine months ended September 30, 2011 included a $782 million charge for the remeasurement. If corporate income tax rates were to be reduced to 23 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
			Average Balance
	September 30 2011	December 31 2010	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)			2011	2010	2011	2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$249,998	$209,616	$256,143	$254,820	$247,635	$261,444
Trading account assets	176,398	194,671	180,438	210,529	195,931	212,985
Debt securities	350,725	338,054	344,327	328,097	338,512	317,906
Loans and leases	932,531	940,440	942,032	934,860	939,848	964,302
Allowance for loan and lease losses	(35,082)	(41,885)	(36,429)	(45,232)	(38,632)	(46,678)
All other assets	545,058	624,013	614,943	696,323	642,938	753,018
Total assets	$2,219,628	$2,264,909	$2,301,454	$2,379,397	$2,326,232	$2,462,977
Liabilities
Deposits	$1,041,353	$1,010,430	$1,051,320	$973,846	$1,036,905	$982,132
Federal funds purchased and securities loaned or sold under agreements to repurchase	248,116	245,359	261,830	318,368	281,476	372,311
Trading account liabilities	68,026	71,985	87,841	95,265	89,302	95,159
Commercial paper and other short-term borrowings	33,869	59,962	41,404	72,780	56,107	78,437
Long-term debt	398,965	448,431	420,273	485,588	431,902	498,794
All other liabilities	199,047	200,494	216,376	199,572	201,155	203,679
Total liabilities	1,989,376	2,036,661	2,079,044	2,145,419	2,096,847	2,230,512
Shareholders’ equity	230,252	228,248	222,410	233,978	229,385	232,465
Total liabilities and shareholders’ equity	$2,219,628	$2,264,909	$2,301,454	$2,379,397	$2,326,232	$2,462,977

Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these activities requires the use of balance sheet and capital-related limits including spot, average and risk-weighted asset limits, particularly in our trading businesses. One of our key metrics, Tier 1 leverage ratio, is calculated based on adjusted quarterly average total assets. Risk mitigation activities that contributed to the decrease in average assets during the three and nine months ended September 30, 2011 included reduction of exposure within various types of low quality and alternative investments, significant loan run-off and the exit of proprietary trading.

Assets

At September 30, 2011, total assets were $2.2 trillion, a decrease of $45.3 billion, or two percent, from December 31, 2010 driven by a decline in cash held overnight at the Federal Reserve, the sale of certain strategic investments, lower trading asset levels due to reduced long inventory hedges, lower yield trading activity and a decline in the market value of inventory hedges.

Average total assets decreased $77.9 billion and $136.7 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The most significant decreases were due to lower overnight cash deposits with the Federal Reserve and a reduction in goodwill. For the nine months ended September 30, 2011, certain actions were taken to reduce risk-weighted assets, including reducing certain capital markets risk exposures, selling assets, reducing our loan run-off portfolio and exiting proprietary trading activities. For more information, see Capital Management – Regulatory Capital on page 70.

Liabilities and Shareholders’ Equity

At September 30, 2011, total liabilities were $2.0 trillion, a decrease of $47.3 billion, or two percent, from December 31, 2010 driven by planned reductions in long-term debt and short-term borrowings, partially offset by deposit growth.

Average total liabilities decreased $66.4 billion and $133.7 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decreases were primarily driven by the same factors described above for ending liabilities and reductions in securities sold under agreement to repurchase partially offset by a higher representations and warranties reserve.

Shareholders’ equity increased $2.0 billion to $230.3 billion at September 30, 2011 compared to December 31, 2010. The increase was driven primarily by the sale of preferred stock and related warrant to Berkshire, partially offset by a decrease in accumulated other comprehensive income (OCI). For more information, see Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

Average shareholders’ equity decreased $11.6 billion and $3.1 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The decreases were primarily driven by the impact of the net loss for the three months ended June 30, 2011.

Table 7
Selected Quarterly Financial Data
	2011 Quarters			2010 Quarters
(In millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$10,490	$11,246	$12,179	$12,439	$12,435
Noninterest income	17,963	1,990	14,698	9,959	14,265
Total revenue, net of interest expense	28,453	13,236	26,877	22,398	26,700
Provision for credit losses	3,407	3,255	3,814	5,129	5,396
Goodwill impairment	—	2,603	—	2,000	10,400
Merger and restructuring charges	176	159	202	370	421
All other noninterest expense (1)	17,437	20,094	20,081	18,494	16,395
Income (loss) before income taxes	7,433	(12,875)	2,780	(3,595)	(5,912)
Income tax expense (benefit)	1,201	(4,049)	731	(2,351)	1,387
Net income (loss)	6,232	(8,826)	2,049	(1,244)	(7,299)
Net income (loss) applicable to common shareholders	5,889	(9,127)	1,739	(1,565)	(7,647)
Average common shares issued and outstanding	10,116	10,095	10,076	10,037	9,976
Average diluted common shares issued and outstanding (2)	10,464	10,095	10,181	10,037	9,976
Performance ratios
Return on average assets	1.07%	n/m	0.36%	n/m	n/m
Four quarter trailing return on average assets (3)	n/m	n/m	n/m	n/m	n/m
Return on average common shareholders’ equity	11.40	n/m	3.29	n/m	n/m
Return on average tangible common shareholders’ equity (4)	18.30	n/m	5.28	n/m	n/m
Return on average tangible shareholders’ equity (4)	17.03	n/m	5.54	n/m	n/m
Total ending equity to total ending assets	10.37	9.83%	10.15	10.08%	9.85%
Total average equity to total average assets	9.66	10.05	9.87	9.94	9.83
Dividend payout	1.73	n/m	6.06	n/m	n/m
Per common share data
Earnings (loss)	$0.58	$(0.90)	$0.17	$(0.16)	$(0.77)
Diluted earnings (loss) (2)	0.56	(0.90)	0.17	(0.16)	(0.77)
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	20.80	20.29	21.15	20.99	21.17
Tangible book value (4)	13.22	12.65	13.21	12.98	12.91
Market price per share of common stock
Closing	$6.12	$10.96	$13.33	$13.34	$13.10
High closing	11.09	13.72	15.25	13.56	15.67
Low closing	6.06	10.50	13.33	10.95	12.32
Market capitalization	$62,023	$111,060	$135,057	$134,536	$131,442
Average balance sheet
Total loans and leases	$942,032	$938,513	$938,966	$940,614	$934,860
Total assets	2,301,454	2,339,110	2,338,538	2,370,258	2,379,397
Total deposits	1,051,320	1,035,944	1,023,140	1,007,738	973,846
Long-term debt	420,273	435,144	440,511	465,875	485,588
Common shareholders’ equity	204,928	218,505	214,206	218,728	215,911
Total shareholders’ equity	222,410	235,067	230,769	235,525	233,978
Asset quality(5)
Allowance for credit losses (6)	$35,872	$38,209	$40,804	$43,073	$44,875
Nonperforming loans, leases and foreclosed properties (7)	29,059	30,058	31,643	32,664	34,556
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (7)	3.81%	4.00%	4.29%	4.47%	4.69%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (7)	133	135	135	136	135
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (6)	101	105	108	116	118
Amounts included in allowance that are excluded from nonperforming loans (8)	$18,317	$19,935	$22,110	$22,908	$23,661
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (8)	63%	63%	60%	62%	62%
Net charge-offs	$5,086	$5,665	$6,028	$6,783	$7,197
Annualized net charge-offs as a percentage of average loans and leases outstanding (7)	2.17%	2.44%	2.61%	2.87%	3.07%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (7)	2.87	2.96	3.19	3.27	3.47
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (7)	3.15	3.22	3.40	3.48	3.71
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.74	1.64	1.63	1.56	1.53
Capital ratios (period end)
Risk-based capital:
Tier 1 common	8.65%	8.23%	8.64%	8.60%	8.45%
Tier 1	11.48	11.00	11.32	11.24	11.16
Total	15.86	15.65	15.98	15.77	15.65
Tier 1 leverage	7.11	6.86	7.25	7.21	7.21
Tangible equity (4)	7.16	6.63	6.85	6.75	6.54
Tangible common equity (4)	6.25	5.87	6.10	5.99	5.74

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)
Due to a net loss applicable to common shareholders for the second quarter of 2011 and the fourth and third quarters of 2010, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)	Calculated as total net income for four consecutive quarters divided by average assets for the period.

(4)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 21 and Table 9 on pages 22 through 24.

(5)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 84 and Commercial Portfolio Credit Risk Management on page 103.

(6)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(7)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 100 and corresponding Table 42, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 110 and corresponding Table 51.

(8)
Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to Card Services portfolios, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

n/m = not meaningful

Table 8
Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(In millions, except per share information)	2011	2010
Income statement
Net interest income	$33,915	$39,084
Noninterest income	34,651	48,738
Total revenue, net of interest expense	68,566	87,822
Provision for credit losses	10,476	23,306
Goodwill impairment	2,603	10,400
Merger and restructuring charges	537	1,450
All other noninterest expense (1)	57,612	50,394
Income (loss) before income taxes	(2,662)	2,272
Income tax expense (benefit)	(2,117)	3,266
Net loss	(545)	(994)
Net loss available to common shareholders	(1,499)	(2,030)
Average common shares issued and outstanding	10,096	9,707
Average diluted common shares issued and outstanding (2)	10,096	9,707
Performance ratios
Return on average assets	n/m	n/m
Return on average common shareholders’ equity	n/m	n/m
Return on average tangible common shareholders’ equity (3)	n/m	n/m
Return on average tangible shareholders’ equity (3)	n/m	n/m
Total ending equity to total ending assets	10.37%	9.85%
Total average equity to total average assets	9.86	9.44
Dividend payout	n/m	n/m
Per common share data
Earnings (loss)	$(0.15)	$(0.21)
Diluted earnings (loss) (2)	(0.15)	(0.21)
Dividends paid	0.03	0.03
Book value	20.80	21.17
Tangible book value (3)	13.22	12.91
Market price per share of common stock
Closing	$6.12	$13.10
High closing	15.25	19.48
Low closing	6.06	12.32
Market capitalization	$62,023	$131,442
Average balance sheet
Total loans and leases	$939,848	$964,302
Total assets	2,326,232	2,462,977
Total deposits	1,036,905	982,132
Long-term debt	431,902	498,794
Common shareholders’ equity	212,512	210,649
Total shareholders’ equity	229,385	232,465
Asset quality (4)
Allowance for credit losses (5)	$35,872	$44,875
Nonperforming loans, leases and foreclosed properties (6)	29,059	34,556
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	3.81%	4.69%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	133	135
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (6)	101	118
Amounts included in allowance that are excluded from nonperforming loans (7)	$18,317	$23,661
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (7)	63%	62%
Net charge-offs	$16,779	$27,551
Annualized net charge-offs as a percentage of average loans and leases outstanding (6)	2.41%	3.84%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	2.87	3.47
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	3.15	3.71
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.56	1.18

(1)	Excludes merger and restructuring charges and goodwill impairment charge.

(2)
Due to a net loss applicable to common shareholders for the nine months ended September 30, 2011 and 2010, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 21 and Table 10 on pages 25 and 26.

(4)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 84 and Commercial Portfolio Credit Risk Management on page 103.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 100 and corresponding Table 42 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 110 and corresponding Table 51.

(7)
Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to Card Services portfolios, purchased credit-impaired loans and the non-U.S. credit card portfolio in All Other.

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

In addition, we evaluate our business segment results based on return on average economic capital, a non-GAAP financial measure. Return on average economic capital for the segments is calculated as net income, adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average economic capital. Economic capital represents allocated equity less goodwill and a percentage of intangible assets. We also believe the use of this non-GAAP measure provides additional clarity in assessing the segments.

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

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2011 Quarters			2010 Quarters
(Dollars in millions, except per share information)	Third	Second	First	Fourth	Third
Fully taxable-equivalent basis data
Net interest income	$10,739	$11,493	$12,397	$12,709	$12,717
Total revenue, net of interest expense	28,702	13,483	27,095	22,668	26,982
Net interest yield	2.32%	2.50%	2.67%	2.69%	2.72%
Efficiency ratio	61.37	n/m	74.86	92.04	100.87
Performance ratios, excluding goodwill impairment charges (1)
Per common share information
Earnings (loss)		$(0.65)		$0.04	$0.27
Diluted earnings (loss)		(0.65)		0.04	0.27
Efficiency ratio		n/m		83.22%	62.33%
Return on average assets		n/m		0.13	0.52
Four quarter trailing return on average assets (2)		n/m		0.43	0.39
Return on average common shareholders’ equity		n/m		0.79	5.06
Return on average tangible common shareholders’ equity		n/m		1.27	8.67
Return on average tangible shareholders’ equity		n/m		1.96	8.54

(1)
Performance ratios have been calculated excluding the impact of the goodwill impairment charges of $2.6 billion recorded during the second quarter of 2011, and $2.0 billion and $10.4 billion recorded during the fourth and third quarters of 2010, respectively.

(2)	Calculated as total net income for four consecutive quarters divided by average assets for the period.
n/m = not meaningful

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2011 Quarters			2010 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,490	$11,246	$12,179	$12,439	$12,435
FTE adjustment	249	247	218	270	282
Net interest income on a fully taxable-equivalent basis	$10,739	$11,493	$12,397	$12,709	$12,717
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$28,453	$13,236	$26,877	$22,398	$26,700
FTE adjustment	249	247	218	270	282
Total revenue, net of interest expense on a fully taxable-equivalent basis	$28,702	$13,483	$27,095	$22,668	$26,982
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$17,613	$22,856	$20,283	$20,864	$27,216
Goodwill impairment charges	—	(2,603)	—	(2,000)	(10,400)
Total noninterest expense, excluding goodwill impairment charges	$17,613	$20,253	$20,283	$18,864	$16,816
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$1,201	$(4,049)	$731	$(2,351)	$1,387
FTE adjustment	249	247	218	270	282
Income tax expense (benefit) on a fully taxable-equivalent basis	$1,450	$(3,802)	$949	$(2,081)	$1,669
Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charges
Net income (loss)	$6,232	$(8,826)	$2,049	$(1,244)	$(7,299)
Goodwill impairment charges	—	2,603	—	2,000	10,400
Net income (loss), excluding goodwill impairment charges	$6,232	$(6,223)	$2,049	$756	$3,101
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$5,889	$(9,127)	$1,739	$(1,565)	$(7,647)
Goodwill impairment charges	—	2,603	—	2,000	10,400
Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$5,889	$(6,524)	$1,739	$435	$2,753
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$204,928	$218,505	$214,206	$218,728	$215,911
Goodwill	(71,070)	(73,748)	(73,922)	(75,584)	(82,484)
Intangible assets (excluding MSRs)	(9,005)	(9,394)	(9,769)	(10,211)	(10,629)
Related deferred tax liabilities	2,852	2,932	3,035	3,121	3,214
Tangible common shareholders’ equity	$127,705	$138,295	$133,550	$136,054	$126,012
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$222,410	$235,067	$230,769	$235,525	$233,978
Goodwill	(71,070)	(73,748)	(73,922)	(75,584)	(82,484)
Intangible assets (excluding MSRs)	(9,005)	(9,394)	(9,769)	(10,211)	(10,629)
Related deferred tax liabilities	2,852	2,932	3,035	3,121	3,214
Tangible shareholders’ equity	$145,187	$154,857	$150,113	$152,851	$144,079
Reconciliation of period end common shareholders’ equity to period end tangible common shareholders’ equity
Common shareholders’ equity	$210,772	$205,614	$214,314	$211,686	$212,391
Goodwill	(70,832)	(71,074)	(73,869)	(73,861)	(75,602)
Intangible assets (excluding MSRs)	(8,764)	(9,176)	(9,560)	(9,923)	(10,402)
Related deferred tax liabilities	2,777	2,853	2,933	3,036	3,123
Tangible common shareholders’ equity	$133,953	$128,217	$133,818	$130,938	$129,510
Reconciliation of period end shareholders’ equity to period end tangible shareholders’ equity
Shareholders’ equity	$230,252	$222,176	$230,876	$228,248	$230,495
Goodwill	(70,832)	(71,074)	(73,869)	(73,861)	(75,602)
Intangible assets (excluding MSRs)	(8,764)	(9,176)	(9,560)	(9,923)	(10,402)
Related deferred tax liabilities	2,777	2,853	2,933	3,036	3,123
Tangible shareholders’ equity	$153,433	$144,779	$150,380	$147,500	$147,614
Reconciliation of period end assets to period end tangible assets
Assets	$2,219,628	$2,261,319	$2,274,532	$2,264,909	$2,339,660
Goodwill	(70,832)	(71,074)	(73,869)	(73,861)	(75,602)
Intangible assets (excluding MSRs)	(8,764)	(9,176)	(9,560)	(9,923)	(10,402)
Related deferred tax liabilities	2,777	2,853	2,933	3,036	3,123
Tangible assets	$2,142,809	$2,183,922	$2,194,036	$2,184,161	$2,256,779

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2011 Quarters			2010 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Deposits
Reported net income (loss)	$276	$424	$351	$(200)	$198
Adjustment related to intangibles (1)	1	(1)	1	2	3
Adjusted net income (loss)	$277	$423	$352	$(198)	$201

Average allocated equity	$23,820	$23,612	$23,641	$24,128	$24,402
Adjustment related to goodwill and a percentage of intangibles	(17,947)	(17,950)	(17,958)	(17,967)	(17,978)
Average economic capital	$5,873	$5,662	$5,683	$6,161	$6,424
Card Services
Reported net income (loss)	$1,264	$1,939	$1,564	$1,289	$(9,844)
Adjustment related to intangibles (1)	4	3	5	15	17
Goodwill impairment charge	—	—	—	—	10,400
Adjusted net income	$1,268	$1,942	$1,569	$1,304	$573

Average allocated equity	$22,410	$22,671	$23,807	$25,173	$33,033
Adjustment related to goodwill and a percentage of intangibles	(12,216)	(12,261)	(12,295)	(12,327)	(19,368)
Average economic capital	$10,194	$10,410	$11,512	$12,846	$13,665
Consumer Real Estate Services
Reported net loss	$(1,137)	$(14,519)	$(2,414)	$(4,937)	$(392)
Adjustment related to intangibles (1)	—	—	—	—	—
Goodwill impairment charge	—	2,603	—	2,000	—
Adjusted net loss	$(1,137)	$(11,916)	$(2,414)	$(2,937)	$(392)

Average allocated equity	$14,240	$17,139	$18,736	$24,310	$26,493
Adjustment related to goodwill and a percentage of intangibles	—	(2,702)	(2,742)	(4,799)	(4,801)
Average economic capital	$14,240	$14,437	$15,994	$19,511	$21,692
Global Commercial Bank
Reported net income	$1,050	$1,381	$923	$1,053	$644
Adjustment related to intangibles (1)	—	1	1	1	1
Adjusted net income	$1,050	$1,382	$924	$1,054	$645

Average allocated equity	$40,726	$40,522	$41,512	$42,997	$42,930
Adjustment related to goodwill and a percentage of intangibles	(20,689)	(20,697)	(20,700)	(20,703)	(20,707)
Average economic capital	$20,037	$19,825	$20,812	$22,294	$22,223
Global Banking and Markets
Reported net income (loss)	$(302)	$1,559	$2,143	$669	$1,468
Adjustment related to intangibles (1)	5	4	4	4	5
Adjusted net income (loss)	$(297)	$1,563	$2,147	$673	$1,473

Average allocated equity	$36,372	$37,458	$41,491	$46,935	$50,173
Adjustment related to goodwill and a percentage of intangibles	(10,783)	(10,474)	(10,379)	(10,240)	(10,057)
Average economic capital	$25,589	$26,984	$31,112	$36,695	$40,116
Global Wealth and Investment Management
Reported net income	$347	$506	$533	$319	$269
Adjustment related to intangibles (1)	7	7	9	20	21
Adjusted net income	$354	$513	$542	$339	$290

Average allocated equity	$17,839	$17,574	$17,938	$18,227	$18,039
Adjustment related to goodwill and a percentage of intangibles	(10,691)	(10,706)	(10,728)	(10,752)	(10,775)
Average economic capital	$7,148	$6,868	$7,210	$7,475	$7,264

(1)	Represents cost of funds and earnings credit on intangibles.

Table 10
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2011	2010
Fully taxable-equivalent basis data
Net interest income	$34,629	$39,984
Total revenue, net of interest expense	69,280	88,722
Net interest yield	2.50%	2.81%
Efficiency ratio	87.69	70.16
Performance ratios, excluding goodwill impairment charges (1)
Per common share information
Earnings	$0.11	$0.83
Diluted earnings	0.11	0.82
Efficiency ratio	83.93%	58.43%
Return on average assets	0.12	0.51
Return on average common shareholders’ equity	0.70	5.31
Return on average tangible common shareholders’ equity	1.11	9.20
Return on average tangible shareholders’ equity	1.83	9.01
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$33,915	$39,084
FTE adjustment	714	900
Net interest income on a fully taxable-equivalent basis	$34,629	$39,984
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$68,566	$87,822
FTE adjustment	714	900
Total revenue, net of interest expense on a fully taxable-equivalent basis	$69,280	$88,722
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$60,752	$62,244
Goodwill impairment charges	(2,603)	(10,400)
Total noninterest expense, excluding goodwill impairment charges	$58,149	$51,844
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$(2,117)	$3,266
FTE adjustment	714	900
Income tax expense (benefit) on a fully taxable-equivalent basis	$(1,403)	$4,166
Reconciliation of net loss to net income, excluding goodwill impairment charges
Net loss	$(545)	$(994)
Goodwill impairment charges	2,603	10,400
Net income, excluding goodwill impairment charges	$2,058	$9,406
Reconciliation of net loss applicable to common shareholders to net income applicable to common shareholders, excluding goodwill impairment charges
Net loss applicable to common shareholders	$(1,499)	$(2,030)
Goodwill impairment charges	2,603	10,400
Net income applicable to common shareholders, excluding goodwill impairment charges	$1,104	$8,370
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$212,512	$210,649
Common Equivalent Securities	—	3,877
Goodwill	(72,903)	(84,965)
Intangible assets (excluding MSRs)	(9,386)	(11,246)
Related deferred tax liabilities	2,939	3,368
Tangible common shareholders’ equity	$133,162	$121,683
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$229,385	$232,465
Goodwill	(72,903)	(84,965)
Intangible assets (excluding MSRs)	(9,386)	(11,246)
Related deferred tax liabilities	2,939	3,368
Tangible shareholders’ equity	$150,035	$139,622

(1)
Performance ratios have been calculated excluding the impact of the goodwill impairment charge of $2.6 billion recorded during the second quarter of 2011 and $10.4 billion recorded during the third quarter of 2010.

Table 10
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	Nine Months Ended September 30
(Dollars in millions)	2011	2010
Deposits
Reported net income	$1,051	$1,562
Adjustment related to intangibles (1)	1	8
Adjusted net income	$1,052	$1,570

Average allocated equity	$23,692	$24,254
Adjustment related to goodwill and a percentage of intangibles	(17,952)	(17,977)
Average economic capital	$5,740	$6,277
Card Services
Reported net income (loss)	$4,767	$(8,269)
Adjustment related to intangibles (1)	12	54
Goodwill impairment charge	—	10,400
Adjusted net income	$4,779	$2,185

Average allocated equity	$22,958	$37,073
Adjustment related to goodwill and a percentage of intangibles	(12,257)	(21,649)
Average economic capital	$10,701	$15,424
Consumer Real Estate Services
Reported net loss	$(18,070)	$(4,010)
Adjustment related to intangibles (1)	—	2
Goodwill impairment charge	2,603	—
Adjusted net loss	$(15,467)	$(4,008)

Average allocated equity	$16,688	$26,591
Adjustment related to goodwill and a percentage of intangibles	(1,804)	(4,803)
Average economic capital	$14,884	$21,788
Global Commercial Bank
Reported net income	$3,354	$2,165
Adjustment related to intangibles (1)	2	4
Adjusted net income	$3,356	$2,169

Average allocated equity	$40,917	$43,790
Adjustment related to goodwill and a percentage of intangibles	(20,695)	(20,678)
Average economic capital	$20,222	$23,112
Global Banking and Markets
Reported net income	$3,400	$5,628
Adjustment related to intangibles (1)	13	15
Adjusted net income	$3,413	$5,643

Average allocated equity	$38,422	$51,083
Adjustment related to goodwill and a percentage of intangibles	(10,547)	(10,061)
Average economic capital	$27,875	$41,022
Global Wealth and Investment Management
Reported net income	$1,386	$1,022
Adjustment related to intangibles (1)	23	66
Adjusted net income	$1,409	$1,088

Average allocated equity	$17,783	$18,015
Adjustment related to goodwill and a percentage of intangibles	(10,708)	(10,788)
Average economic capital	$7,075	$7,227

(1)	Represents cost of funds and earnings credit on intangibles.

Core Net Interest Income

We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the GBAM business segment section on page 47, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for GBAM. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, all of which adjust for the impact of market-based activities from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation provides additional clarity in assessing our results.

Table 11
Core Net Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Net interest income (1)
As reported (2)	$10,739	$12,717	$34,629	$39,984
Impact of market-based net interest income (3)	(950)	(1,045)	(2,915)	(3,280)
Core net interest income	$9,789	$11,672	$31,714	$36,704
Average earning assets
As reported	$1,841,135	$1,863,819	$1,851,736	$1,902,303
Impact of market-based earning assets (3)	(447,560)	(503,890)	(459,532)	(523,309)
Core average earning assets	$1,393,575	$1,359,929	$1,392,204	$1,378,994
Net interest yield contribution (1, 4)
As reported (2)	2.32%	2.72%	2.50%	2.81%
Impact of market-based activities (3)	0.47	0.70	0.54	0.74
Core net interest yield on earning assets	2.79%	3.42%	3.04%	3.55%

(1)	FTE basis

(2)
Balance and calculation include fees earned on overnight deposits placed with the Federal Reserve of $38 million and $107 million for the three months ended September 30, 2011 and 2010 and $150 million and $305 million for the nine months ended September 30, 2011 and 2010.

(3)	Represents the impact of market-based amounts included in GBAM.

(4)	Calculated on an annualized basis.

For the three and nine months ended September 30, 2011, core net interest income decreased $1.9 billion to $9.8 billion, and $5.0 billion to $31.7 billion compared to the same periods in 2010. The decrease was primarily due to lower consumer loan balances and yields and decreased investment yields, including the acceleration of purchase premium amortization from an increase in modeled prepayment expectations and increased hedge ineffectiveness. Core net interest income benefited from ongoing reductions in long-term debt balances and lower interest rates paid on deposits.

For the three and nine months ended September 30, 2011, core average earning assets increased $33.6 billion to $1,394 billion and $13.2 billion to $1,392 billion compared to the same periods in 2010. The increase was primarily due to growth in residential mortgages and investment securities, and was partially offset by declines in credit card and home equity loans.

For the three and nine months ended September 30, 2011, core net interest yield decreased 63 bps to 2.79 percent and 51 bps to 3.04 percent compared to the same periods in 2010 due to the factors noted above. Over the three- and nine-month periods in 2011, the yield curve flattened significantly with long-term rates near historical lows at September 30, 2011. This has resulted in net interest yield compression as assets have repriced down and liability yields have remained relatively stable.

Table 12
Quarterly Average Balances and Interest Rates – Fully Taxable-equivalent Basis
	Third Quarter 2011			Second Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$26,743	$87	1.31%	$27,298	$106	1.56%
Federal funds sold and securities borrowed or purchased under agreements to resell	256,143	584	0.90	259,069	597	0.92
Trading account assets	180,438	1,543	3.40	186,760	1,576	3.38
Debt securities (2)	344,327	1,744	2.02	335,269	2,696	3.22
Loans and leases (3):
Residential mortgage (4)	268,494	2,856	4.25	265,420	2,763	4.16
Home equity	129,125	1,238	3.81	131,786	1,261	3.83
Discontinued real estate	15,923	134	3.36	15,997	129	3.22
U.S. credit card	103,671	2,650	10.14	106,164	2,718	10.27
Non-U.S. credit card	25,434	697	10.88	27,259	760	11.18
Direct/Indirect consumer (5)	90,280	915	4.02	89,403	945	4.24
Other consumer (6)	2,795	43	6.07	2,745	47	6.76
Total consumer	635,722	8,533	5.34	638,774	8,623	5.41
U.S. commercial	191,439	1,809	3.75	190,479	1,827	3.85
Commercial real estate (7)	42,931	360	3.33	45,762	382	3.35
Commercial lease financing	21,342	240	4.51	21,284	235	4.41
Non-U.S. commercial	50,598	349	2.73	42,214	339	3.22
Total commercial	306,310	2,758	3.58	299,739	2,783	3.72
Total loans and leases	942,032	11,291	4.77	938,513	11,406	4.87
Other earning assets	91,452	814	3.54	97,616	866	3.56
Total earning assets (8)	1,841,135	16,063	3.47	1,844,525	17,247	3.75
Cash and cash equivalents (1)	102,573	38		115,956	49
Other assets, less allowance for loan and lease losses	357,746			378,629
Total assets	$2,301,454			$2,339,110

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

(4)
Includes non-U.S. residential mortgage loans of $91 million, $94 million and $92 million in the third, second and first quarters of 2011, and $96 million and $502 million in the fourth and third quarters of 2010, respectively.

(5)
Includes non-U.S. consumer loans of $8.6 billion, $8.7 billion and $8.2 billion in the third, second and first quarters of 2011, and $7.9 billion and $7.7 billion in the fourth and third quarters of 2010, respectively.

(6)
Includes consumer finance loans of $1.8 billion, $1.8 billion and $1.9 billion in the third, second and first quarters of 2011, and $2.0 billion in both the fourth and third quarters of 2010, respectively; other non-U.S. consumer loans of $932 million, $840 million and $777 million in the third, second and first quarters of 2011, and $791 million and $788 million in the fourth and third quarters of 2010, respectively; and consumer overdrafts of $107 million, $79 million and $76 million in the third, second and first quarters of 2011, and $34 million and $123 million in the fourth and third quarters of 2010, respectively.

(7)
Includes U.S. commercial real estate loans of $40.7 billion, $43.4 billion and $45.7 billion in the third, second and first quarters of 2011, and $49.0 billion and $53.1 billion in the fourth and third quarters of 2010, respectively; and non-U.S. commercial real estate loans of $2.2 billion, $2.3 billion and $2.7 billion in the third, second and first quarters of 2011, and $2.6 billion and $2.5 billion in the fourth and third quarters of 2010, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $1.0 billion, $739 million and $388 million in the third, second and first quarters of 2011, and $29 million and $643 million in the fourth and third quarters of 2010, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $631 million, $625 million and $621 million in the third, second and first quarters of 2011, and $672 million and $1.0 billion in the fourth and third quarters of 2010, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 127.

Quarterly Average Balances and Interest Rates – Fully Taxable-equivalent Basis (continued)
	First Quarter 2011			Fourth Quarter 2010			Third Quarter 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$31,294	$88	1.14%	$28,141	$75	1.07%	$23,233	$86	1.45%
Federal funds sold and securities borrowed or purchased under agreements to resell	227,379	517	0.92	243,589	486	0.79	254,820	441	0.69
Trading account assets	221,041	1,669	3.05	216,003	1,710	3.15	210,529	1,692	3.20
Debt securities (2)	335,847	2,917	3.49	341,867	3,065	3.58	328,097	2,646	3.22
Loans and leases (3):
Residential mortgage (4)	262,049	2,881	4.40	254,051	2,857	4.50	237,292	2,797	4.71
Home equity	136,089	1,335	3.96	139,772	1,410	4.01	143,083	1,457	4.05
Discontinued real estate	12,899	110	3.42	13,297	118	3.57	13,632	122	3.56
U.S. credit card	109,941	2,837	10.47	112,673	3,040	10.70	115,251	3,113	10.72
Non-U.S. credit card	27,633	779	11.43	27,457	815	11.77	27,047	875	12.84
Direct/Indirect consumer (5)	90,097	993	4.47	91,549	1,088	4.72	95,692	1,130	4.68
Other consumer (6)	2,753	45	6.58	2,796	45	6.32	2,955	47	6.35
Total consumer	641,461	8,980	5.65	641,595	9,373	5.81	634,952	9,541	5.98
U.S. commercial	191,353	1,926	4.08	193,608	1,894	3.88	192,306	2,040	4.21
Commercial real estate (7)	48,359	437	3.66	51,617	432	3.32	55,660	452	3.22
Commercial lease financing	21,634	322	5.95	21,363	250	4.69	21,402	255	4.78
Non-U.S. commercial	36,159	299	3.35	32,431	289	3.53	30,540	282	3.67
Total commercial	297,505	2,984	4.06	299,019	2,865	3.81	299,908	3,029	4.01
Total loans and leases	938,966	11,964	5.14	940,614	12,238	5.18	934,860	12,570	5.35
Other earning assets	115,336	922	3.24	113,325	923	3.23	112,280	949	3.36
Total earning assets (8)	1,869,863	18,077	3.92	1,883,539	18,497	3.90	1,863,819	18,384	3.93
Cash and cash equivalents (1)	138,241	63		136,967	63		155,784	107
Other assets, less allowance for loan and lease losses	330,434			349,752			359,794
Total assets	$2,338,538			$2,370,258			$2,379,397
For footnotes see page 28.

Quarterly Average Balances and Interest Rates – Fully Taxable-equivalent Basis (continued)
	Third Quarter 2011			Second Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,256	$21	0.19%	$41,668	$31	0.30%
NOW and money market deposit accounts	473,391	248	0.21	478,690	304	0.25
Consumer CDs and IRAs	108,359	244	0.89	113,728	281	0.99
Negotiable CDs, public funds and other time deposits	18,547	5	0.12	13,842	42	1.22
Total U.S. interest-bearing deposits	641,553	518	0.32	647,928	658	0.41
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	21,037	34	0.65	19,234	37	0.77
Governments and official institutions	2,043	2	0.32	2,131	2	0.38
Time, savings and other	64,271	150	0.93	64,889	146	0.90
Total non-U.S. interest-bearing deposits	87,351	186	0.85	86,254	185	0.86
Total interest-bearing deposits	728,904	704	0.38	734,182	843	0.46
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	303,234	1,152	1.51	338,692	1,342	1.59
Trading account liabilities	87,841	547	2.47	96,108	627	2.62
Long-term debt	420,273	2,959	2.82	435,144	2,991	2.75
Total interest-bearing liabilities (8)	1,540,252	5,362	1.39	1,604,126	5,803	1.45
Noninterest-bearing sources:
Noninterest-bearing deposits	322,416			301,762
Other liabilities	216,376			198,155
Shareholders’ equity	222,410			235,067
Total liabilities and shareholders’ equity	$2,301,454			$2,339,110
Net interest spread			2.08%			2.30%
Impact of noninterest-bearing sources			0.23			0.19
Net interest income/yield on earning assets (1)		$10,701	2.31%		$11,444	2.49%
For footnotes see page 28.

Quarterly Average Balances and Interest Rates – Fully Taxable-equivalent Basis (continued)
	First Quarter 2011			Fourth Quarter 2010			Third Quarter 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$38,905	$32	0.34%	$37,145	$35	0.36%	$37,008	$36	0.39%
NOW and money market deposit accounts	475,954	316	0.27	464,531	333	0.28	442,906	359	0.32
Consumer CDs and IRAs	118,306	300	1.03	124,855	338	1.07	132,687	377	1.13
Negotiable CDs, public funds and other time deposits	13,995	39	1.11	16,334	47	1.16	17,326	57	1.30
Total U.S. interest-bearing deposits	647,160	687	0.43	642,865	753	0.46	629,927	829	0.52
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	21,534	38	0.72	16,827	38	0.91	17,431	38	0.86
Governments and official institutions	2,307	2	0.35	1,560	2	0.42	2,055	2	0.36
Time, savings and other	60,432	112	0.76	58,746	101	0.69	54,373	81	0.59
Total non-U.S. interest-bearing deposits	84,273	152	0.73	77,133	141	0.73	73,859	121	0.65
Total interest-bearing deposits	731,433	839	0.46	719,998	894	0.49	703,786	950	0.54
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	371,573	1,184	1.29	369,738	1,142	1.23	391,148	848	0.86
Trading account liabilities	83,914	627	3.03	81,313	561	2.74	95,265	635	2.65
Long-term debt	440,511	3,093	2.84	465,875	3,254	2.78	485,588	3,341	2.74
Total interest-bearing liabilities (8)	1,627,431	5,743	1.43	1,636,924	5,851	1.42	1,675,787	5,774	1.37
Noninterest-bearing sources:
Noninterest-bearing deposits	291,707			287,740			270,060
Other liabilities	188,631			210,069			199,572
Shareholders’ equity	230,769			235,525			233,978
Total liabilities and shareholders’ equity	$2,338,538			$2,370,258			$2,379,397
Net interest spread			2.49%			2.48%			2.56%
Impact of noninterest-bearing sources			0.17			0.18			0.13
Net interest income/yield on earning assets (1)		$12,334	2.66%		$12,646	2.66%		$12,610	2.69%
For footnotes see page 28.

Table 13
Year-to-Date Average Balances and Interest Rates – Fully Taxable-equivalent Basis
	Nine Months Ended September 30
	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$28,428	$281	1.33%	$27,175	$217	1.06%
Federal funds sold and securities borrowed or purchased under agreements to resell	247,635	1,698	0.92	261,444	1,346	0.69
Trading account assets	195,931	4,788	3.26	212,985	5,340	3.35
Debt securities (2)	338,512	7,357	2.90	317,906	8,785	3.69
Loans and leases (3):
Residential mortgage (4)	265,345	8,500	4.27	242,922	8,879	4.87
Home equity	132,308	3,834	3.87	147,911	4,580	4.14
Discontinued real estate	14,951	373	3.32	14,009	409	3.89
U.S. credit card	106,569	8,205	10.29	119,744	9,604	10.72
Non-U.S. credit card	26,767	2,236	11.17	28,198	2,635	12.50
Direct/Indirect consumer (5)	89,927	2,853	4.24	98,368	3,665	4.98
Other consumer (6)	2,764	135	6.47	2,973	141	6.34
Total consumer	638,631	26,136	5.47	654,125	29,913	6.11
U.S. commercial	191,091	5,562	3.89	196,665	6,015	4.09
Commercial real estate (7)	45,664	1,179	3.45	62,755	1,568	3.34
Commercial lease financing	21,419	797	4.96	21,448	820	5.10
Non-U.S. commercial	43,043	987	3.07	29,309	802	3.66
Total commercial	301,217	8,525	3.78	310,177	9,205	3.97
Total loans and leases	939,848	34,661	4.93	964,302	39,118	5.42
Other earning assets	101,382	2,602	3.43	118,491	2,996	3.38
Total earning assets (8)	1,851,736	51,387	3.72	1,902,303	57,802	4.06
Cash and cash equivalents (1)	118,792	150		187,310	305
Other assets, less allowance for loan and lease losses	355,704			373,364
Total assets	$2,326,232			$2,462,977

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

(4)	Includes non-U.S. residential mortgages of $92 million and $515 million for the nine months ended September 30, 2011 and 2010.

(5)	Includes non-U.S. consumer loans of $8.5 billion and $7.9 billion for the nine months ended September 30, 2011 and 2010.

(6)
Includes consumer finance loans of $1.8 billion and $2.1 billion, other non-U.S. consumer loans of $851 million and $711 million, and consumer overdrafts of $88 million and $137 million for the nine months ended September 30, 2011 and 2010.

(7)
Includes U.S. commercial real estate loans of $43.3 billion and $60.1 billion, and non-U.S. commercial real estate loans of $2.4 billion and $2.7 billion for the nine months ended September 30, 2011 and 2010.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $2.2 billion and $1.4 billion for the nine months ended September 30, 2011 and 2010. Interest expense included the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.9 billion and $2.8 billion for the nine months ended September 30, 2011 and 2010. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 127.

Year-to-Date Average Balances and Interest Rates – Fully Taxable-equivalent Basis (continued)
	Nine Months Ended September 30
	2011			2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$40,618	$84	0.28%	$36,482	$122	0.45%
NOW and money market deposit accounts	476,002	868	0.24	433,858	1,072	0.33
Consumer CDs and IRAs	113,428	825	0.97	148,644	1,385	1.25
Negotiable CDs, public funds and other time deposits	15,478	86	0.74	18,138	179	1.32
Total U.S. interest-bearing deposits	645,526	1,863	0.39	637,122	2,758	0.58
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	20,600	109	0.71	18,532	106	0.76
Governments and official institutions	2,159	6	0.35	3,952	8	0.27
Time, savings and other	63,212	408	0.86	53,816	231	0.57
Total non-U.S. interest-bearing deposits	85,971	523	0.81	76,300	345	0.60
Total interest-bearing deposits	731,497	2,386	0.44	713,422	3,103	0.58
Federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings	337,583	3,678	1.46	450,748	2,557	0.76
Trading account liabilities	89,302	1,801	2.70	95,159	2,010	2.82
Long-term debt	431,902	9,043	2.80	498,794	10,453	2.80
Total interest-bearing liabilities (8)	1,590,284	16,908	1.42	1,758,123	18,123	1.38
Noninterest-bearing sources:
Noninterest-bearing deposits	305,408			268,710
Other liabilities	201,155			203,679
Shareholders’ equity	229,385			232,465
Total liabilities and shareholders’ equity	$2,326,232			$2,462,977
Net interest spread			2.30%			2.68%
Impact of noninterest-bearing sources			0.19			0.11
Net interest income/yield on earning assets (1)		$34,479	2.49%		$39,679	2.79%
For footnotes see page 32.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through six business segments: Deposits, Card Services, CRES, Global Commercial Banking, GBAM and GWIM, with the remaining operations recorded in All Other. Prior period amounts have been reclassified to conform to current period presentation.

We prepare and evaluate segment results using certain non-GAAP methodologies and performance measures, many of which are discussed in Supplemental Financial Data on page 21. We begin by evaluating the operating results of the segments which by definition exclude merger and restructuring charges.

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

Total revenue, net of interest expense, includes net interest income on a FTE basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of our ALM activities.

Our ALM activities include an overall interest rate risk management strategy that incorporates the use of various derivatives and cash instruments to manage fluctuations in earnings and capital that are caused by interest rate volatility. Our goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The majority of our ALM activities are allocated to the business segments and fluctuate based on performance. ALM activities include external product pricing decisions including deposit pricing strategies, the effects of our internal funds transfer pricing process and the net effects of other ALM activities.

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

Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. The nature of these risks is discussed further on page 70. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The total amount of average equity reflects both risk-based capital and the portion of goodwill and intangibles specifically assigned to the business segments. The risk-adjusted methodology is periodically refined and such refinements are reflected as changes to allocated equity in each segment.

For more information on selected financial information for the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 20 – Business Segment Information to the Consolidated Financial Statements.

Deposits

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Net interest income (1)	$1,987	$1,954	2%	$6,473	$6,272	3%
Noninterest income:
Service charges	1,071	1,138	(6)	2,959	4,111	(28)
All other income	61	54	13	177	176	1
Total noninterest income	1,132	1,192	(5)	3,136	4,287	(27)
Total revenue, net of interest expense	3,119	3,146	(1)	9,609	10,559	(9)

Provision for credit losses	52	62	(16)	116	160	(28)
Noninterest expense	2,627	2,774	(5)	7,835	7,926	(1)
Income before income taxes	440	310	42	1,658	2,473	(33)
Income tax expense (1)	164	112	46	607	911	(33)
Net income	$276	$198	39	$1,051	$1,562	(33)

Net interest yield (1)	1.88%	1.89%		2.06%	2.02%
Return on average equity	4.61	3.23		5.93	8.61
Return on average economic capital (2)	18.78	12.40		24.54	33.45
Efficiency ratio (1)	84.24	88.17		81.54	75.07
Cost per dollar deposit (3)	2.47	2.68		2.51	2.55

Balance Sheet

Average
Total earning assets	$420,310	$410,330	2	$420,975	$414,212	2
Total assets	447,053	436,479	2	447,369	440,598	2
Total deposits	422,331	411,117	3	422,452	415,458	2
Allocated equity	23,820	24,402	(2)	23,692	24,254	(2)
Economic capital (2)	5,873	6,424	(9)	5,740	6,277	(9)

Period end				September 30 2011	December 31 2010
Total earning assets				$422,197	$414,215	2
Total assets				448,906	440,954	2
Total deposits				424,267	415,189	2
Client brokerage assets				61,918	63,597	(3)

(1)	FTE basis

(2)
Return on average economic capital and economic capital are non-GAAP measures. Other companies may define or calculate these measures differently. An increase in the ratio for the three-month period resulted from higher net income and a decrease in economic capital. The decrease in the ratio for the nine-month period resulted from lower net income partially offset by a decrease in economic capital. Economic capital decreased due to improvements in interest rate risk related to changes in the composition of the deposit base. For additional information on these measures and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 21.

(3)	Cost per dollar deposit represents annualized noninterest expense, excluding certain expenses, as a percentage of average deposits.

Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. Deposit products provide a relatively stable source of funding and liquidity for the Corporation. We earn net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and maturity characteristics of the deposits.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net income increased $78 million, or 39 percent, to $276 million due to a decrease in noninterest expense partially offset by lower revenue. Revenue of $3.1 billion was down $27 million from the year-ago quarter driven by lower noninterest income, reflecting the impact of overdraft policy changes in conjunction with Regulation E that were fully implemented during the third quarter of 2010. For more information on Regulation E, see Regulatory Matters of the Corporation's 2010 Annual Report on Form 10-K on page 56. Noninterest expense was down $147 million from a year ago to $2.6 billion due to a decrease in operating expenses.

Average deposits increased $11.2 billion from a year ago driven by a customer shift to more liquid products in a low interest rate environment.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income decreased $511 million, or 33 percent, to $1.1 billion due to a decrease in noninterest income of $1.2 billion, or 27 percent, to $3.1 billion, driven by the same factor described in the three-month discussion above. Other components of net income remained relatively unchanged.

Average deposits increased $7.0 billion from a year ago driven by the same factor described in the three-month discussion above.

Card Services

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Net interest income (1)	$2,823	$3,500	(19)%	$8,743	$11,002	(21)%
Noninterest income:
Card income	1,720	1,731	(1)	4,980	5,206	(4)
All other income (loss)	(36)	146	n/m	362	776	(53)
Total noninterest income	1,684	1,877	(10)	5,342	5,982	(11)
Total revenue, net of interest expense	4,507	5,377	(16)	14,085	16,984	(17)

Provision for credit losses	1,037	3,066	(66)	1,934	9,116	(79)
Goodwill impairment	—	10,400	(100)	—	10,400	(100)
All other noninterest expense	1,458	1,434	2	4,632	4,495	3
Income (loss) before income taxes	2,012	(9,523)	n/m	7,519	(7,027)	n/m
Income tax expense (1)	748	321	133	2,752	1,242	122
Net income (loss)	$1,264	$(9,844)	n/m	$4,767	$(8,269)	n/m

Net interest yield (1)	8.98%	9.76%		9.07%	9.86%
Return on average equity	22.36	n/m		27.76	n/m
Return on average economic capital (2)	49.31	16.63		59.71	18.94
Efficiency ratio (1)	32.35	n/m		32.88	87.70
Efficiency ratio, excluding goodwill impairment charge (1)	32.35	26.69		32.88	26.46

Balance Sheet

Average
Total loans and leases	$123,547	$141,092	(12)	$127,755	$147,893	(14)
Total earning assets	124,767	142,228	(12)	128,905	149,181	(14)
Total assets	130,298	149,156	(13)	132,657	157,030	(16)
Allocated equity	22,410	33,033	(32)	22,958	37,073	(38)
Economic capital (2)	10,194	13,665	(25)	10,701	15,424	(31)

Period end				September 30 2011	December 31 2010
Total loans and leases				$122,223	$137,024	(11)
Total earning assets				123,510	138,072	(11)
Total assets				128,759	140,146	(8)

(1)	FTE basis

(2)
Return on average economic capital and economic capital are non-GAAP measures. Other companies may define or calculate these measures differently. Increases in the ratios resulted from higher net income and a decrease in economic capital. Economic capital decreased due to lower levels of credit risk as loan balances declined. For additional information on these measures and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 21.

Card Services is one of the leading issuers of credit and debit cards in the U.S. to consumers and small businesses providing a broad offering of lending products including co-branded and affinity products. On August 15, 2011, we announced an agreement to sell our Canadian consumer card business and that we intend to exit our consumer card businesses in Europe. The sale of the Canadian consumer card business is expected to close in the fourth quarter of 2011. In light of these actions, the international consumer card business results were moved to All Other, prior period results have been reclassified and the Global Card Services business segment was renamed Card Services. The loans related to the Canada consumer card business are currently classified as held-for-sale within All Other.

During 2010 and 2011, Card Services was negatively impacted by provisions of the CARD Act. The majority of the provisions of the CARD Act became effective on February 22, 2010, while certain provisions became effective in the third quarter of 2010. The CARD Act has negatively impacted net interest income due to restrictions on our ability to reprice credit cards based on risk and card income due to restrictions imposed on certain fees. For more information on the CARD Act, see Regulatory Matters of the Corporation's 2010 Annual Report on Form 10-K on page 56.

On June 29, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment, effective October 1, 2011, that establishes the maximum allowable interchange fees a bank can receive for a debit card transaction. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. We intend to comply with these fraud-related requirements. In addition, the Federal Reserve approved rules governing routing and exclusivity, requiring issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which are effective April 1, 2012. For more information on the final interchange rules, see Regulatory Matters on page 68. The new interchange fee rules are expected to result in a reduction of debit card revenue in the fourth quarter of 2011 of approximately $475 million.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net income increased $11.1 billion to $1.3 billion primarily driven by a decline in noninterest expense due to the $10.4 billion goodwill impairment charge in 2010, and a $2.0 billion decrease in the provision for credit losses. This was partially offset by a decrease in revenue of $870 million, or 16 percent, to $4.5 billion primarily due to lower net interest income.

Net interest income decreased $677 million, or 19 percent, to $2.8 billion driven by lower average loan balances and yields. Net interest yield decreased 78 bps to 8.98 percent due to charge-offs and paydowns of higher interest rate products. Noninterest income decreased $193 million, or 10 percent, to $1.7 billion.

The provision for credit losses decreased $2.0 billion to $1.0 billion reflecting lower delinquencies, improved collection rates and fewer bankruptcy filings as a result of improving economic conditions and lower average loans. For more information on the provision for credit losses, see Provision for Credit Losses on page 119.

Average loans decreased $17.5 billion driven by higher payments, charge-offs, continued run-off of non-core portfolios and the impact of portfolio divestitures earlier in 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income increased $13.0 billion to $4.8 billion primarily due to the $10.4 billion goodwill impairment charge in the third quarter of 2010 and a decrease in the provision for credit losses of $7.2 billion to $1.9 billion, partially offset by a $2.9 billion decline in revenue to $14.1 billion. Net interest income of $8.7 billion decreased $2.3 billion, noninterest income declined $640 million to $5.3 billion and noninterest expense decreased $10.3 billion to $4.6 billion. These period over period changes were primarily driven by the same factors described in the three-month discussion above. In addition, the decline in noninterest income reflected the gain on the sale of our MasterCard position in the second quarter of 2010 and the CARD Act as discussed above.

Consumer Real Estate Services

	Three Months Ended September 30, 2011
(Dollars in millions)	Home Loans	Legacy Asset Servicing	Other	Total Consumer Real Estate Services	Three Months Ended September 30, 2010	% Change
Net interest income (1)	$473	$472	$(22)	$923	$1,339	(31)%
Noninterest income:
Mortgage banking income	914	526	360	1,800	1,757	2
Insurance income	23	—	—	23	527	(96)
All other income (loss)	38	38	—	76	(11)	n/m
Total noninterest income	975	564	360	1,899	2,273	(16)
Total revenue, net of interest expense	1,448	1,036	338	2,822	3,612	(22)

Provision for credit losses	50	868	—	918	1,302	(29)
Noninterest expense	1,340	2,512	—	3,852	2,923	32
Income (loss) before income taxes	58	(2,344)	338	(1,948)	(613)	n/m
Income tax expense (benefit) (1)	24	(976)	141	(811)	(221)	n/m
Net income (loss)	$34	$(1,368)	$197	$(1,137)	$(392)	(190)

Net interest yield (1)	2.72%	2.77%	(0.69)%	2.45%	2.87%
Efficiency ratio (1)	92.54	n/m	n/m	n/m	80.94

Balance Sheet

Average
Total loans and leases	$54,961	$65,118	$—	$120,079	$127,712	(6)
Total earning assets	68,924	67,524	12,729	149,177	184,994	(19)
Total assets	72,601	81,560	28,682	182,843	221,908	(18)
Allocated equity	n/a	n/a	n/a	14,240	26,493	(46)
Economic capital (2)	n/a	n/a	n/a	14,240	21,692	(34)

	Nine Months Ended September 30, 2011
	Home Loans	Legacy Asset Servicing	Other	Total Consumer Real Estate Services	Nine Months Ended September 30, 2010	% Change
Net interest income (1)	$1,520	$941	$(63)	$2,398	$3,538	(32)%
Noninterest income:
Mortgage banking income (loss)	2,602	(12,615)	(510)	(10,523)	4,418	n/m
Insurance income	753	—	—	753	1,578	(52)
All other income	860	82	—	942	315	199
Total noninterest income (loss)	4,215	(12,533)	(510)	(8,828)	6,311	n/m
Total revenue, net of interest expense	5,735	(11,592)	(573)	(6,430)	9,849	n/m

Provision for credit losses	171	3,352	—	3,523	7,292	(52)
Goodwill impairment	—	—	2,603	2,603	—	n/m
Noninterest expense	4,548	10,146	—	14,694	8,906	65
Income (loss) before income taxes	1,016	(25,090)	(3,176)	(27,250)	(6,349)	n/m
Income tax expense (benefit) (1)	377	(9,362)	(195)	(9,180)	(2,339)	n/m
Net income (loss)	$639	$(15,728)	$(2,981)	$(18,070)	$(4,010)	n/m

Net interest yield (1)	2.78%	1.85%	(0.44)%	2.00%	2.53%
Efficiency ratio (1)	79.30	n/m	n/m	n/m	90.43

Balance Sheet

Average
Total loans and leases	$55,128	$65,644	$—	$120,772	$130,684	(8)
Total earning assets	73,110	67,854	19,015	159,979	187,134	(15)
Total assets	75,305	83,114	38,218	196,637	227,323	(13)
Allocated equity	n/a	n/a	n/a	16,688	26,591	(37)
Economic capital (2)	n/a	n/a	n/a	14,884	21,788	(32)

Period end	September 30, 2011				December 31, 2010
Total loans and leases	$55,170	$64,653	$—	$119,823	$122,933	(3)
Total earning assets	66,618	67,548	10,665	144,831	172,082	(16)
Total assets	80,670	83,529	24,570	188,769	212,412	(11)

(1)	FTE basis

(2)
Economic capital is a non-GAAP measure. Economic capital decreased due to improvements in credit risk as loan balances declined and due to a lower MSR balance. Allocated equity decreased due to the $2.0 billion goodwill impairment charge recorded during the fourth quarter of 2010 and the $2.6 billion goodwill impairment charge recorded during the second quarter of 2011. For additional information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 21.

n/m = not meaningful
n/a = not applicable

CRES was realigned effective January 1, 2011 and its activities are now referred to as Home Loans, Legacy Asset Servicing and Other. This realignment allows CRES management to lead the ongoing home loan business while also providing greater focus and transparency on legacy mortgage issues.

CRES generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOC) and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while we retain MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.

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

CRES includes the impact of transferring customers and their related loan balances between GWIM and CRES based on client segmentation thresholds. For more information on the migration of customer balances, see GWIM on page 52.

Home Loans

Home Loans' products are available to our customers through our retail network of approximately 5,700 banking centers, mortgage loan officers in approximately 750 locations and a sales force offering our customers direct telephone and online access to our products. These products are also offered through our correspondent lending channel. In October 2011, we announced that we intend to wind down the correspondent channel by the end of 2011. On February 4, 2011, we announced that we were exiting the reverse mortgage origination business. In October 2010, we exited the first mortgage wholesale acquisition channel. These strategic changes were made to allow greater focus on our direct to consumer channels and to deepen relationships with existing customers and use mortgage products to acquire new relationships.

Home Loans includes the ongoing loan production activities, certain servicing activities and the CRES home equity portfolio not selected for inclusion in the Legacy Asset Servicing portfolio. Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to non-default related customer inquiries. Home Loans also included insurance operations through June 30, 2011, when the ongoing insurance business was transferred to Card Services following the sale of Balboa’s lender-placed insurance business. Due to the realignment of CRES, the composition of the Home Loans loan portfolio does not currently reflect a normalized level of credit losses and noninterest expense which we expect will develop over time.

Legacy Asset Servicing

Legacy Asset Servicing is responsible for servicing and managing the exposures related to selected residential mortgage, home equity and discontinued real estate loan portfolios. These selected loan portfolios include owned loans and loans serviced for others, including loans held in other business segments and All Other (collectively, the Legacy Asset Servicing portfolio). The Legacy Asset Servicing portfolio includes residential mortgage loans, home equity loans and discontinued real estate loans that would not have been originated under our underwriting standards at December 31, 2010. Countrywide loans that were impaired at the time of acquisition (the Countrywide PCI portfolio) as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011, are also included in the Legacy Asset Servicing portfolio. Since determining the pool of loans that would be included in the Legacy Asset Servicing portfolio as of January 1, 2011, the criteria have not changed for this portfolio. However, the criteria for inclusion of certain assets and liabilities in the Legacy Asset Servicing portfolio will continue to be evaluated over time.

The total owned loans in the Legacy Asset Servicing portfolio were $163.2 billion at September 30, 2011, of which $64.7 billion are reflected on the balance sheet of Legacy Asset Servicing within CRES and the remainder is held on the balance sheet of All Other. For more information on the Legacy Asset Servicing portfolio criteria, see Consumer Credit Portfolio on page 85.

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

Our home retention efforts are part of our servicing activities, along with supervising foreclosures and property dispositions. These default-related activities are performed by Legacy Asset Servicing. In an effort to help our customers avoid foreclosure, Legacy Asset Servicing evaluates various workout options prior to foreclosure sales which, combined with our temporary halt of foreclosures announced in October 2010, has resulted in elongated default timelines. We have resumed foreclosure sales in all non-judicial states; however, while we have recently resumed foreclosure proceedings in nearly all judicial states, our progress on foreclosure sales in judicial states has been significantly slower than in non-judicial states. We have also not resumed foreclosure sales for certain types of customers, including those in bankruptcy and those with FHA-insured loans, although we have resumed foreclosure proceedings with respect to certain customers in bankruptcy and with FHA-insured loans. The implementation of changes in procedures and controls, including loss mitigation procedures related to our ability to recover on FHA insurance-related claims, as well as governmental, regulatory and judicial actions, may result in continuing delays in foreclosure proceedings and foreclosure sales, as well as creating obstacles to the collection of certain fees and expenses, in both judicial and non- judicial foreclosures. For additional information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 66.

Other

The Other component within CRES includes the results of certain MSR activities, including net hedge results, together with any related assets or liabilities used as economic hedges. The change in the value of the MSRs reflects the change in discount rates and prepayment speed assumptions, as well as the effect of changes in other assumptions, including the cost to service. These amounts are not allocated between Home Loans and Legacy Asset Servicing since the MSRs are managed as a single asset. Goodwill assigned to CRES was included in Other; however, the remaining balance of goodwill was written off in its entirety during the three months ended June 30, 2011. For additional information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The CRES net loss increased $745 million to $1.1 billion. Revenue declined $790 million to $2.8 billion primarily driven by a decrease of $1.0 billion in core production income, due to a 54 percent decline in loan funding volume caused primarily by lower overall market demand, a drop in market share, largely in the correspondent channel. Additionally, the decline in revenue was due to a $504 million decrease in insurance income due to the sale of Balboa's lender-placed insurance business in the second quarter of 2011 and a decline in net interest income primarily due to the change in the composition of assets and liabilities driven primarily by lower average balances of loans held-for-sale (LHFS). Partially offsetting the revenue decline was a decrease of $594 million in representations and warranties provision and more favorable MSR results, net of hedges, of $450 million.

Provision for credit losses declined $384 million to $918 million reflecting improved portfolio trends, including the Countrywide PCI home equity portfolio.

Noninterest expense increased $929 million to $3.9 billion primarily due to higher default-related and other loss mitigation expenses and $290 million in litigation expense. Additionally, as a result of elongated default timelines, our servicing costs have increased driven by $350 million of mortgage-related assessments and waivers costs, which included $244 million for compensatory fees that we expect to be assessed by the GSEs as a result of foreclosure delays pursuant to our agreements and first mortgage seller/servicer guides with the GSEs which provide timelines to complete the liquidation of delinquent loans. In instances where we fail to meet these timelines, our agreements provide the GSEs with the option to assess compensatory fees. The remainder of the mortgage-related assessments and waivers costs are out-of-pocket costs that we do not expect to recover. We expect these costs will remain elevated as additional loans are delayed in the foreclosure process and as the GSEs assert more aggressive criteria. We also expect that continued elevated costs, including costs related to resources necessary to perform the foreclosure process assessments, to revise affidavit filings and to implement other operational changes will continue. These increases were partially offset by a decrease of $181 million in insurance expenses and a decline of $199 million in production expense primarily due to lower origination volumes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The CRES net loss increased $14.1 billion to $18.1 billion. Revenue declined $16.3 billion to a loss of $6.4 billion due in large part to a decrease of $14.9 billion in mortgage banking income driven by an increase in representations and warranties provision of $12.7 billion and a decline in core production income of $2.3 billion. The representations and warranties provision included $8.6 billion related to the BNY Mellon Settlement in the second quarter of 2011 and $6.7 billion related to other non-GSE exposures, and to a lesser extent, GSE exposures. For additional information on representations and warranties, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58. The decrease in core production income was due to lower production volume and driven by the same factors noted in the three-month discussion. Net interest income also contributed to the decline in revenue driven by increases in allocated interest expense and the same factors noted in the three-month discussion. These declines were partially offset by a pre-tax gain on the sale of Balboa's lender-placed insurance business of $752 million, net of an inter-segment advisory fee. Provision for credit losses decreased $3.8 billion to $3.5 billion driven primarily by improving portfolio trends, including the Countrywide PCI home equity portfolio. Noninterest expense increased $8.4 billion to $17.3 billion due to a non-cash, non-tax deductible goodwill impairment charge of $2.6 billion in the second quarter of 2011 and increased litigation expenses as well as the same factors noted in the three-month discussion.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Production income (loss):
Core production revenue	$803	$1,849	$2,295	$4,560
Representations and warranties provision	(278)	(872)	(15,328)	(2,646)
Total production income (loss)	525	977	(13,033)	1,914
Servicing income:
Servicing fees	1,464	1,623	4,626	4,842
Impact of customer payments (1)	(664)	(923)	(2,009)	(2,961)
Fair value changes of MSRs, net of economic hedge results (2)	361	(89)	(509)	120
Other servicing-related revenue	114	169	402	503
Total net servicing income	1,275	780	2,510	2,504
Total CRES mortgage banking income (loss)	1,800	1,757	(10,523)	4,418
Eliminations (3)	(183)	(2)	(426)	(265)
Total consolidated mortgage banking income (loss)	$1,617	$1,755	$(10,949)	$4,153

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	Includes net gains from the sale of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Core production revenue of $803 million represented a decrease of $1.0 billion due primarily to lower new loan origination volumes. The decline in new loan originations was caused primarily by lower overall market demand, a drop in market share, largely in the correspondent and retail sales channels and the exit from the wholesale acquisition channel. In addition, the representations and warranties provision decreased $594 million to $278 million due primarily to a lower provision related to the GSEs.

Net servicing income increased $495 million due to favorable MSR results, net of hedges. While overall MSRs results, net of hedges, were favorable, the MSR results during the three months ended September 30, 2011 reflect a $3.9 billion decline in the capitalized value of MSRs offset by $4.3 billion in gains from the economic hedges designed to protect against changes in the value of the MSRs driven by interest rate fluctuations. The decline in the value of the MSRs was driven primarily by a decline in interest rates, which resulted in higher forecasted prepayment speeds. For additional information on MSRs and the related hedge instruments, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements and Mortgage Banking Risk Management on page 132.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Core production revenue of $2.3 billion represented a decline of $2.3 billion due to lower production volume driven by the same factors noted in the three-month discussion. The representations and warranties provision increased $12.7 billion to $15.3 billion. Net servicing income was unchanged as less favorable MSR results, net of hedges, and lower servicing income was offset by a decline in impact of customer payments.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2011	2010	2011		2010
Loan production
CRES:
First mortgage	$30,448	$69,875	$121,220		$205,981
Home equity	660	2,000	3,114		5,602
Total Corporation (1):
First mortgage	$33,038	$71,925	$130,142		$213,365
Home equity	847	2,136	3,629		6,300

Period end			September 30 2011		December 31 2010
Mortgage servicing portfolio (in billions) (2, 3)			$1,917		$2,057
Mortgage loans serviced for investors (in billions) (3)			1,512		1,628
Mortgage servicing rights:
Balance			7,880		14,900
Capitalized mortgage servicing rights (% of loans serviced for investors)			52	bps	92	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

(3)
The total Corporation mortgage servicing portfolio included $1,062 billion in Home Loans and $855 billion in Legacy Asset Servicing at September 30, 2011. The total Corporation mortgage loans serviced for investors included $858 billion in Home Loans and $654 billion in Legacy Asset Servicing at September 30, 2011.

First mortgage production was $33.0 billion and $130.1 billion for the three and nine months ended September 30, 2011 compared to $71.9 billion and $213.4 billion for the same periods in 2010. The decrease of $38.9 billion and $83.2 billion was primarily due to a decline in the overall market demand for mortgages and a reduction in market share in both the retail and correspondent sales channels partially driven by pricing strategies in the correspondent channel as well as our exit from the wholesale acquisition channel.

Home equity production was $847 million and $3.6 billion for the three and nine months ended September 30, 2011 compared to $2.1 billion and $6.3 billion for the same periods in 2010 primarily due to a decline in reverse mortgage originations based on our decision to exit this business in February 2011.

At September 30, 2011, the consumer MSR balance was $7.9 billion, which represented 52 bps of the related unpaid principal balance compared to $14.9 billion or 92 bps of the related unpaid principal balance at December 31, 2010. The decline in the consumer MSR balance was primarily driven by lower mortgage rates, which resulted in higher forecasted prepayment speeds partially offset by adjustments to prepayment models to reflect muted refinancing activity relative to historic norms, the impact of elevated expected costs to service delinquent loans, which reduced expected cash flows and the value of the MSRs and MSR sales. In addition, the MSRs declined as a result of customer payments. These declines were partially offset by the addition of new MSRs recorded in connection with sales of loans. During the three and nine months ended September 30, 2011, MSRs in the amount of $218 million and $452 million were sold. Gains and losses recognized on these transactions were not significant. These sales are designed to reduce the balance of MSRs and lower our default-related servicing costs. For additional information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 66.

Global Commercial Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Net interest income (1)	$1,743	$1,853	(6)%	$5,420	$6,143	(12)%
Noninterest income:
Service charges	563	589	(4)	1,745	1,777	(2)
All other income	227	191	19	832	691	20
Total noninterest income	790	780	1	2,577	2,468	4
Total revenue, net of interest expense	2,533	2,633	(4)	7,997	8,611	(7)

Provision for credit losses	(150)	556	n/m	(488)	2,115	n/m
Noninterest expense	1,018	1,061	(4)	3,195	3,068	4
Income before income taxes	1,665	1,016	64	5,290	3,428	54
Income tax expense (1)	615	372	65	1,936	1,263	53
Net income	$1,050	$644	63	$3,354	$2,165	55

Net interest yield (1)	2.65%	2.61%		2.66%	3.03%
Return on average equity	10.22	5.95		10.96	6.61
Return on average economic capital (2)	20.78	11.52		22.18	12.55
Efficiency ratio (1)	40.19	40.31		39.95	35.63

Balance Sheet

Average
Total loans and leases	$188,037	$199,320	(6)	$189,924	$206,699	(8)
Total earning assets	261,422	281,740	(7)	272,585	270,719	1
Total assets	299,542	318,404	(6)	310,804	307,484	1
Total deposits	173,837	148,605	17	166,895	145,931	14
Allocated equity	40,726	42,930	(5)	40,917	43,790	(7)
Economic capital (2)	20,037	22,223	(10)	20,222	23,112	(13)

Period end				September 30 2011	December 31 2010
Total loans and leases				$188,650	$194,038	(3)
Total earning assets				247,068	274,624	(10)
Total assets				284,897	312,807	(9)
Total deposits				171,297	161,279	6

(1)	FTE basis

(2)
Return on average economic capital and economic capital are non-GAAP measures. Other companies may define or calculate these measures differently. Increases in the ratios resulted from higher net income and lower economic capital. Economic capital decreased due to improved credit quality and declining loan balances. For additional information on these measures and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 21.

n/m = not meaningful

Global Commercial Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include business banking and middle-market companies, commercial real estate firms and governments, and are generally defined as companies with annual sales up to $2 billion. Our lending products and services include commercial loans and commitment facilities, real estate lending, asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Effective in the first quarter of 2011, management responsibility for the merchant processing joint venture, Banc of America Merchant Services, LLC, was moved from GBAM to Global Commercial Banking where it more closely aligns with the business model. Prior periods have been reclassified to reflect this change. In the nine months ended September 30, 2011, we recorded $1.1 billion of impairment write-downs on our investment in the joint venture, of which $630 million was recorded in the three months ended September 30, 2011. Because of the recent transfer of the joint venture to Global Commercial Banking, the impairment write-downs were recorded in All Other. For additional information, see Note 5 – Securities to the Consolidated Financial Statements.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net income increased $406 million, or 63 percent, to $1.1 billion driven by lower credit costs from improved asset quality and lower expenses partially offset by lower revenue.

Revenue decreased $100 million, or four percent, primarily driven by lower net interest income related to ALM activities and lower loan volumes. Offsetting this decrease was an increase in average deposits of $25.2 billion, as clients continue to maintain high levels of liquidity. Noninterest income was essentially unchanged.

The provision for credit losses decreased $706 million to a benefit of $150 million driven by improved overall economic conditions and an accelerated rate of loan resolutions in the commercial real estate portfolio.

Noninterest expense decreased $43 million driven by lower support costs.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income increased $1.2 billion, or 55 percent, to $3.4 billion due to an improvement in the provision for credit losses of $2.6 billion partially offset by lower revenue and higher expenses. The decrease in net interest income of $723 million was primarily related to ALM activities and lower average loan balances, partially offset by the impact of higher deposits. The decrease in provision for credit losses was driven by the same factors described in the three-month discussion above. Noninterest expense increased $127 million due to an increase in FDIC expense driven by growth in deposit balances and higher support costs related primarily to technology investments.

Global Commercial Banking Revenue

Global Commercial Banking revenue can also be categorized into treasury services revenue primarily from capital and treasury management, and business lending revenue derived from credit-related products and services.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Treasury Services
Net interest income	$706	$620	$2,187	$2,142
Noninterest income	469	481	1,417	1,464
Total revenue, net of interest expense	$1,175	$1,101	$3,604	$3,606

Total average deposits	$173,835	$148,603	$166,893	$145,928

Business Lending
Net interest income	$1,036	$1,232	$3,233	$4,000
Noninterest income	322	300	1,160	1,005
Total revenue, net of interest expense	$1,358	$1,532	$4,393	$5,005

Total average loans and leases	$186,501	$197,946	$188,411	$205,393

Treasury services revenue for the three and nine months ended September 30, 2011 was $1.2 billion and $3.6 billion, $74 million higher than the three months ended September 30, 2010 and essentially unchanged compared to the nine months ended September 30, 2010. Net interest income increased $86 million and $45 million to $706 million and $2.2 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increases were driven by the funding benefit of an increase in average deposits of $25.2 billion and $21.0 billion. Noninterest income decreased $12 million and $47 million to $469 million and $1.4 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as clients' use of certain treasury services declined and clients continued to convert from paper to electronic services. These actions, combined with our clients leveraging compensating balances to offset fees, have negatively impacted treasury services noninterest income.

Business lending revenue for the three and nine months ended September 30, 2011 was $1.4 billion and $4.4 billion, a decrease of $174 million and $612 million compared to the same periods in 2010. Net interest income declined from $1.2 billion to $1.0 billion for the three months ended September 30, 2011 and from $4.0 billion to $3.2 billion for the nine months ended September 30, 2011 compared to the same periods in 2010. The decreases were driven by a lower net interest income allocation related to ALM activities and lower loan balances. Noninterest income increased $22 million to $322 million for the three months ended September 30, 2011 and $155 million to $1.2 billion for the nine months ended September 30, 2011 due in part to a gain on the termination of a purchase contract in the second quarter of 2011. Average loan and lease balances decreased $11.4 billion and $17.0 billion, or six percent and eight percent, for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as commercial real estate net paydowns and sales outpaced new originations and renewals, and charge-offs continued to reduce exposure, particularly in higher risk portfolios.

Global Banking & Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Net interest income (1)	$1,846	$1,884	(2)%	$5,668	$6,011	(6)%
Noninterest income:
Service charges	410	455	(10)	1,327	1,378	(4)
Investment and brokerage services	613	565	8	1,876	1,831	2
Investment banking fees	1,048	1,306	(20)	4,196	3,823	10
Trading account profits	1,621	2,454	(34)	6,312	8,727	(28)
All other income (loss)	(316)	409	n/m	517	814	(36)
Total noninterest income	3,376	5,189	(35)	14,228	16,573	(14)
Total revenue, net of interest expense	5,222	7,073	(26)	19,896	22,584	(12)

Provision for credit losses	15	(157)	n/m	(269)	(54)	n/m
Noninterest expense	4,480	4,311	4	13,892	13,213	5
Income before income taxes	727	2,919	(75)	6,273	9,425	(33)
Income tax expense (1)	1,029	1,451	(29)	2,873	3,797	(24)
Net income (loss)	$(302)	$1,468	n/m	$3,400	$5,628	(40)

Return on average equity	n/m	11.61%		11.83%	14.73%
Return on average economic capital (2)	n/m	14.57		16.37	18.39
Efficiency ratio (1)	85.82%	60.96		69.83	58.51

Balance Sheet

Average
Total trading-related assets (3)	$490,356	$507,014	(3)	$483,232	$515,469	(6)
Total loans and leases	120,143	98,874	22	111,167	97,915	14
Total earning assets	572,758	591,313	(3)	571,745	611,061	(6)
Total assets	748,289	743,264	1	735,438	763,797	(4)
Total deposits	121,389	96,040	26	116,364	95,568	22
Allocated equity	36,372	50,173	(28)	38,422	51,083	(25)
Economic capital (2)	25,589	40,116	(36)	27,875	41,022	(32)

Period end				September 30 2011	December 31 2010
Total trading-related assets (3)				$448,062	$417,714	7
Total loans and leases				124,527	99,964	25
Total earning assets				530,471	512,962	3
Total assets				686,035	653,737	5
Total deposits				115,724	109,691	5

(1)	FTE basis

(2)
Return on average economic capital and economic capital are non-GAAP measures. Other companies may define or calculate these measures differently. The decrease in the ratio for the nine-month period resulted from lower net income partially offset by a decrease in economic capital. Economic capital decreased due to improvements in credit quality and counterparty credit exposure. For additional information on these measures and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 21.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net income decreased $1.8 billion to a loss of $302 million primarily driven by a decline of $1.7 billion in sales and trading revenue due to a less favorable market environment that was partially offset by DVA gains, and a decline of $258 million in investment banking fees mainly due to weakening markets for debt and equity issuances. DVA gains, which are included in sales and trading revenue, on derivatives during the three months ended September 30, 2011 were $1.7 billion compared to losses of $34 million in the same period in 2010 due to uncertainty caused by the European sovereign debt crisis and the downgrade of our credit ratings by Moody's, both of which contributed to a widening of the Corporation's credit spreads in the third quarter of 2011.

Provision for credit losses increased to $15 million compared to a benefit of $157 million due to higher reserve releases in the prior-year period, coupled with loan growth and a slower rate of improvement within the corporate credit portfolio in the current period. Tax expense in the current-year period included a $774 million charge related to a reduction in the U.K. corporate income tax rate enacted during the quarter which reduced the carrying value of the related deferred tax assets, compared to a charge of $388 million for a reduction enacted in the prior-year period. For additional information related to the U.K corporate income tax rate reduction, see Financial Highlights – Income Tax Expense on page 16.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income decreased $2.2 billion to $3.4 billion primarily due to a decline of $3.1 billion in sales and trading revenue driven by the same factors described in the three-month discussion above, and an increase of $679 million in noninterest expense driven by increased costs related to investments in infrastructure. These drivers were partially offset by an increase of $373 million in investment banking fees. DVA gains on derivatives during the nine months ended September 30, 2011 were $1.5 billion compared to gains of $212 million in the same period in 2010, resulting from the same factors described in the three-month discussion above.

Provision for credit losses decreased $215 million to a benefit of $269 million primarily from the positive impact of an improving economic environment on the credit portfolio and a loan recovery.

Components of Global Banking & Markets

Sales and Trading Revenue

Sales and trading revenue is segregated into fixed income including investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), swaps and collateralized debt obligations (CDOs); currencies including interest rate and foreign exchange contracts; commodities including primarily futures, forwards and options; and equity income from equity-linked derivatives and cash equity activity. For additional information on sales and trading revenue, see Note 4 – Derivatives to the Consolidated Financial Statements.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Sales and trading revenue (1)
Fixed income, currencies and commodities	$1,820	$3,478	$8,145	$11,188
Equity income	960	966	3,308	3,369
Total sales and trading revenue	$2,780	$4,444	$11,453	$14,557

(1)
Includes $44 million and $147 million of net interest income on a FTE basis for the three and nine months ended September 30, 2011 as compared to $65 million and $213 million for the same periods in 2010.

Fixed income, currencies and commodities (FICC) revenue decreased $1.7 billion, or 48 percent, to $1.8 billion for the three months ended September 30, 2011 compared to the same period in 2010 driven primarily by declines in our credit and mortgage products businesses due to lower client activity and adverse market conditions, partially offset by DVA gains. Equity income of $960 million, which remained relatively unchanged for the three months ended September 30, 2011 compared to the same period in 2010, was impacted by lower trading revenue in equity derivatives. Sales and trading revenue included total commissions and brokerage fee revenue of $610 million ($574 million from equities and $36 million from FICC) for the three months ended September 30, 2011 compared to $560 million ($532 million from equities and $28 million from FICC) for the same period in 2010.

FICC revenue decreased $3.0 billion, or 27 percent, to $8.1 billion for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to lower client activity and adverse market conditions impacting our mortgage products, credit, and rates and currencies businesses, partially offset by DVA gains. Equity income of $3.3 billion remained relatively unchanged for the nine months ended September 30, 2011 compared to the same period in 2010 with an increase in commission revenue offsetting lower equity derivative trading volumes. Sales and trading revenue included total commissions and brokerage fee revenue of $1.9 billion ($1.8 billion from equities and $111 million from FICC) for the nine months ended September 30, 2011 compared to $1.8 billion ($1.7 billion from equities and $128 million from FICC) for the same period in 2010.

In conjunction with regulatory reform measures and our initiative to optimize our balance sheet, we completely exited our proprietary trading business as of June 30, 2011, which involved trading activities in a variety of products, including stocks, bonds, currencies and commodities. There was no proprietary trading revenue for the three months ended September 30, 2011 compared to $323 million for the same period in 2010. Proprietary trading revenue was $434 million for the six months ended June 30, 2011 compared to $1.2 billion for the nine months ended September 30, 2010. For additional information on restrictions on proprietary trading, see Financial Reform Act – Limitations on Proprietary Trading on page 68.

Sales and trading revenue may continue to be adversely affected by lower client activity and adverse market conditions as a result of, among other things, the European sovereign debt crisis, uncertainty regarding the outcome of the evolving domestic regulatory landscape, our credit ratings and market volatility.

Investment Banking Fees

Product specialists within GBAM provide advisory services, and underwrite and distribute debt and equity issuances and other loan products. The table below presents total investment banking fees for GBAM which represents a majority of the Corporation's total investment banking income, with the remainder reported in GWIM and Global Commercial Banking.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Investment banking fees (1)
Advisory (2)	$273	$273	$973	$682
Debt issuance	479	743	2,158	2,252
Equity issuance	296	290	1,065	889
Total investment banking fees	$1,048	$1,306	$4,196	$3,823

(1)	Includes self-led deals.

(2)	Advisory includes fees on debt and equity advisory services and mergers and acquisitions.

Investment banking fees, including self-led deals, decreased $258 million for the three months ended September 30, 2011 compared to the same period in 2010 mainly due to weakening markets for debt and equity issuances as a result of market uncertainty and a decrease in global fee pools. Investment banking fees increased $373 million for the nine months ended September 30, 2011 compared to the same period in 2010 reflecting strong performance across advisory services as well as equity issuances in the first half of 2011 compared to the same period in 2010.

Global Corporate Banking

Client relationship teams along with product partners work with our customers to provide a wide range of lending-related products and services, integrated working capital management and treasury solutions through the Corporation's global network of offices. The table below presents total revenue, net of interest expense, total average deposits and loans and leases for Global Corporate Banking.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Global Corporate Banking
Business Lending	$792	$778	$2,416	$2,523
Global Treasury Services	602	545	1,831	1,681
Total revenue, net of interest expense	$1,394	$1,323	$4,247	$4,204

Total average deposits	$114,061	$89,382	$109,187	$87,673
Total average loans and leases	101,288	80,756	93,914	80,743

Global Corporate Banking revenues of $1.4 billion and $4.2 billion for the three and nine months ended September 30, 2011 remained in line with the same periods in 2010. Business Lending revenues remained relatively unchanged for the three months ended September 30, 2011 but declined $107 million for the nine months ended September 30, 2011 compared to the same periods in 2010 as growth in loan volumes was offset by lower purchase accounting accretion in the portfolio because prior periods included the impact of prepayments. Global Treasury Services revenues increased $57 million and $150 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as growth in U.S. and non-U.S. deposit volumes was partially offset by a challenging rate environment.

Global Corporate Banking average deposits increased 28 percent and 25 percent for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as balances continued to grow due to clients' excess liquidity and limited alternative investment options. Average loan and lease balances in Global Corporate Banking increased 25 percent and 16 percent for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to expansion in commercial loans and non-U.S. trade finance portfolios driven by continuing international demand and improved domestic momentum.

Collateralized Debt Obligation Exposure

CDO vehicles hold diversified pools of fixed-income securities and issue multiple tranches of debt securities including commercial paper, and mezzanine and equity securities. Our CDO-related exposure can be divided into funded and unfunded super senior liquidity commitment exposure and other super senior exposure (i.e., cash positions and derivative contracts). For more information on our CDO positions, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. Super senior exposure represents the most senior class of notes that are issued by the CDO vehicles and benefits from the subordination of all other securities issued by the CDO vehicles. In the three and nine months ended September 30, 2011, we recorded losses of $70 million and $72 million from our CDO-related exposure compared to losses of $64 million and $669 million for the same periods in 2010.

At September 30, 2011, our super senior CDO exposure before consideration of insurance, net of write-downs, was $706 million, comprised of $420 million in trading account assets and $286 million in available-for-sale (AFS) debt securities, compared to $2.0 billion, comprised of $1.3 billion in trading account assets and $675 million in AFS debt securities at December 31, 2010. Of our super senior CDO exposure at September 30, 2011, $254 million was hedged and $452 million was unhedged compared to $772 million hedged and $1.2 billion unhedged at December 31, 2010. At September 30, 2011, there were no unrealized losses recorded in accumulated OCI on super senior cash positions and retained positions from liquidated CDOs compared to $466 million at December 31, 2010. The decline was the result of sales of ABS CDOs and impairment charges recorded during the nine-month period.

Excluding amounts related to transactions with a single counterparty, which were transferred to other assets as discussed below, the following table presents our original total notional, mark-to-market receivable and credit valuation adjustment for credit default swaps and other positions with monolines. The receivable for super senior CDOs at December 31, 2010 reflects hedge gains recorded from inception of the contracts in connection with write-downs on super senior CDOs.

Credit Default Swaps with Monoline Financial Guarantors
	September 30, 2011			December 31, 2010
(Dollars in millions)	Super Senior CDOs	Other Guaranteed Positions	Total	Super Senior CDOs	Other Guaranteed Positions	Total
Notional	$—	$22,079	$22,079	$3,241	$35,183	$38,424
Mark-to-market or guarantor receivable	$—	$1,933	$1,933	$2,834	$6,367	$9,201
Credit valuation adjustment	—	(500)	(500)	(2,168)	(3,107)	(5,275)
Total	$—	$1,433	$1,433	$666	$3,260	$3,926
Credit valuation adjustment %	—%	26%	26%	77%	49%	57%
(Losses) gains	$—	$54	$54	$(386)	$362	$(24)

Total monoline exposure, net of credit valuation adjustments, decreased $2.5 billion compared to December 31, 2010 driven by terminated monoline contracts and the reclassification of certain exposures. During the three months ended September 30, 2011, we terminated all of our monoline contracts referencing super senior ABS CDOs. In addition, we reclassified approximately $1.6 billion ($4.3 billion gross receivable less impairment) of net monoline exposure from derivative assets to other assets, which was previously included in other guaranteed positions, because of the inherent default risk and given that these contracts no longer provide a hedge benefit, they are no longer considered derivative trading instruments. This exposure relates to a single counterparty and is recorded at fair value based on current net recovery projections. The net recovery projections take into account the present value of projected payments expected to be received from the counterparty.

With the Merrill Lynch acquisition, we acquired a loan with a current carrying value of $3.5 billion as of September 30, 2011, down from $4.2 billion at December 31, 2010 primarily due to paydowns, that is collateralized by U.S. super senior ABS CDOs. The loan is recorded in All Other and all scheduled payments on the loan have been received to date. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. Collateral for the loan is excluded from our CDO exposure. The loan matures in September 2023.

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Net interest income (1)	$1,411	$1,345	5%	$4,551	$4,252	7%
Noninterest income:
Investment and brokerage services	2,364	2,091	13	7,120	6,394	11
All other income	455	462	(2)	1,541	1,482	4
Total noninterest income	2,819	2,553	10	8,661	7,876	10
Total revenue, net of interest expense	4,230	3,898	9	13,212	12,128	9

Provision for credit losses	162	127	28	280	491	(43)
Noninterest expense	3,516	3,345	5	10,746	9,737	10
Income before income taxes	552	426	30	2,186	1,900	15
Income tax expense (1)	205	157	31	800	878	(9)
Net income	$347	$269	29	$1,386	$1,022	36

Net interest yield (1)	2.06%	2.18%		2.23%	2.38%
Return on average equity	7.72	5.91		10.42	7.58
Return on average economic capital (2)	19.66	15.84		26.63	20.12
Efficiency ratio (1)	83.12	85.81		81.34	80.29

Balance Sheet

Average
Total loans and leases	$102,785	$99,103	4	$101,952	$98,920	3
Total earning assets	270,973	245,146	11	272,289	238,608	14
Total assets	290,765	265,641	9	292,359	259,587	13
Total deposits	255,660	234,807	9	256,455	227,613	13
Allocated equity	17,839	18,039	(1)	17,783	18,015	(1)
Economic capital (2)	7,148	7,264	(2)	7,075	7,227	(2)

Period end				September 30 2011	December 31 2010
Total loans and leases				$102,361	$100,724	2
Total earning assets				260,706	275,260	(5)
Total assets				280,686	296,251	(5)
Total deposits				251,027	257,982	(3)

(1)	FTE basis

(2)
Return on average economic capital and economic capital are non-GAAP measures. Increases in ratios resulted from higher net income and a decrease in economic capital. Economic capital decreased modestly due to improvements in interest rate risk due to changes in the composition of client balances. For additional information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 21.

GWIM consists of three primary businesses: Merrill Lynch Global Wealth Management (MLGWM); U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Retirement Services.

MLGWM’s advisory business provides a high-touch client experience through a network of more than 16,500 financial advisors focused on clients with over $250,000 in total investable assets. MLGWM provides tailored solutions to meet our clients’ needs through a full set of brokerage, banking and retirement products in both domestic and international locations.

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

GWIM results also include the BofA Global Capital Management business which is comprised primarily of the cash and liquidity asset management business that was retained following the sale of the Columbia Management long-term asset management business in May 2010.

For the three and nine months ended September 30, 2011, revenue from MLGWM was $3.4 billion and $10.5 billion, up eight percent and 12 percent compared to the same periods in 2010 driven by an increase in asset management fees due to higher market levels and long-term AUM inflows, as well as higher net interest income. Revenue from U.S. Trust was $682 million and $2.1 billion, down one percent for the three months due to lower net interest income offset by increased noninterest income, and up four percent for the nine months driven by higher asset management fees primarily from improved market levels and higher net interest income compared to the same periods in the prior year. Revenue from Retirement Services was $262 million and $807 million, up eight percent and 11 percent compared to the same periods in the prior year driven by higher investment and brokerage services income due primarily to higher market valuations, as well as higher net interest income.

GWIM results are impacted by the migration of clients and their related deposit and loan balances to or from Deposits, CRES and the ALM portfolio, as presented in the table below. Migration in the current year includes the additional movement of balances to Merrill Edge, which is in Deposits. Subsequent to the date of the migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

Migration Summary
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Average
Total deposits — GWIM from / (to) Deposits	$(2,195)	$4,335	$(1,870)	$2,437
Total loans — GWIM to CRES and the ALM portfolio	(231)	(1,502)	(139)	(1,338)
Period end
Total deposits — GWIM from / (to) Deposits	$(512)	$2,681	$(2,565)	$4,712
Total loans — GWIM to CRES and the ALM portfolio	(65)	(122)	(254)	(1,552)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net income increased $78 million, or 29 percent, to $347 million driven by higher revenue, partially offset by higher noninterest expense and credit costs. Net interest income increased $66 million, or five percent, to $1.4 billion driven by the $20.9 billion increase in average deposits partially offset by the impact of the current interest rate environment. Noninterest income increased $266 million, or 10 percent, to $2.8 billion primarily due to higher asset management fees from higher market levels and inflows into long-term AUM. Provision for credit losses increased $35 million to $162 million driven by increased reserves in the residential mortgage portfolio. Noninterest expense increased $171 million, or five percent, to $3.5 billion driven by higher revenue-related expenses and personnel costs associated with the continued build-out of the business.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net income increased $364 million, or 36 percent, to $1.4 billion driven by higher revenue as well as lower credit costs, partially offset by higher noninterest expense. Net interest income increased $299 million, or seven percent, to $4.6 billion driven by the $28.8 billion increase in average deposits partially offset by the impact of the current interest rate environment. Noninterest income increased $785 million, or 10 percent, to $8.7 billion due to higher asset management fees from higher market levels and inflows into long-term AUM as well as higher transactional revenue. The provision for credit losses decreased $211 million to $280 million driven by improving portfolio trends in the home equity and commercial portfolios. The increase in noninterest expense of $1.0 billion was driven by the same factors as described in the three-month discussion above.

Client Balances

The table below presents client balances which consist of AUM, client brokerage assets, assets in custody, client deposits, and loans and leases. The decrease in client balances was driven by lower market levels reflected in an 11 percent drop in the S&P 500 Index at September 30, 2011 compared to December 31, 2010 and outflows in liquidity AUM and brokerage assets; partially offset by inflows into long-term AUM.

Client Balances by Type
(Dollars in millions)	September 30 2011	December 31 2010
Assets under management	$616,899	$643,343
Brokerage assets	986,718	1,064,516
Assets in custody	106,293	114,721
Deposits	251,027	257,982
Loans and leases	102,361	100,724
Total client balances	$2,063,298	$2,181,286

All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Net interest income (1)	$6	$842	(99)%	$1,376	$2,766	(50)%
Noninterest income:
Card Income	72	148	(51)	375	457	(18)
Equity investment income	1,382	266	n/m	3,930	3,050	29
Gains on sales of debt securities	697	794	(12)	1,996	1,455	37
All other income (loss)	4,112	(807)	n/m	3,234	279	n/m
Total noninterest income	6,263	401	n/m	9,535	5,241	82
Total revenue, net of interest expense	6,269	1,243	n/m	10,911	8,007	36

Provision for credit losses	1,373	440	n/m	5,380	4,186	29
Merger and restructuring charges	176	421	(58)	537	1,450	(63)
All other noninterest expense	486	547	(11)	2,618	3,049	(14)
Income (loss) before income taxes	4,234	(165)	n/m	2,376	(678)	n/m
Income tax benefit (1)	(500)	(523)	(4)	(1,191)	(1,586)	(25)
Net income	$4,734	$358	n/m	$3,567	$908	n/m

Balance Sheet

Average
Total loans and leases	$286,753	$268,056	7	$287,627	$281,478	2
Total assets (2)	202,664	244,545	(17)	210,968	307,158	(31)
Total deposits	52,853	55,466	(5)	50,367	72,206	(30)
Allocated equity (3)	67,003	38,908	72	68,925	31,659	118

Period end				September 30 2011	December 31 2010
Total loans and leases				$274,269	$285,087	(4)
Total assets (2)				201,576	208,602	(3)
Total deposits				52,947	40,142	32

(1)	FTE basis

(2)
Represents consolidated total assets which, for certain segments, may include assets allocated to match liabilities (i.e., deposits) and allocated equity. Such allocated assets were $661.7 billion and $667.8 billion for the three and nine months ended September 30, 2011 compared to $625.5 billion and $604.0 billion for the same periods in 2010, and $623.9 billion and $645.8 billion at September 30, 2011 and December 31, 2010.

(3)
Represents the economic capital assigned to All Other as well as the remaining portion of equity not specifically allocated to the segments. Allocated equity increased due to excess capital not being assigned to the business segments.

All Other consists of two broad groupings, Equity Investments and Other. Equity Investments includes GPI, Strategic and other investments, and Corporate Investments. Other includes liquidating businesses, merger and restructuring charges, ALM functions (i.e., residential mortgage portfolio and investment securities) and related activities (i.e., economic hedges and fair value option on structured liabilities), the impact of certain allocation methodologies and any accounting hedge ineffectiveness. Other also includes certain residential mortgage and discontinued real estate loans that are managed by Legacy Asset Servicing within CRES. During the third quarter of 2011, we announced an agreement to sell our consumer card business in Canada and intention to exit our consumer card businesses in Europe. In light of these actions, the international consumer card results were moved to All Other from Card Services and prior periods have been reclassified. For additional information on the other activities included in All Other, see Note 26 – Business Segment Information to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

All Other reported net income of $4.7 billion compared to net income of $358 million due to higher revenue and lower noninterest expense partially offset by higher provision for credit losses. Revenue increased $5.0 billion primarily due to positive fair value adjustments of $4.5 billion on structured liabilities related to significant widening of our credit spreads in the quarter, compared to negative fair value adjustments of $190 million in the same period in 2010. Equity investment income increased by $1.1 billion and included a gain of $3.6 billion on the sale of approximately half of our investment in CCB offset by losses in GPI of $1.6 billion and an impairment write-down of $630 million on our merchant services joint venture. Net interest income decreased primarily due to hedge ineffectiveness. See Note 4 – Derivatives to the Consolidated Financial Statements for additional information. The decrease of $306 million in noninterest expense was primarily the result of a $245 million decrease in merger and restructuring charges. In addition, the year-ago period included a $592 million charge related to PPI claims in the U.K. in our international consumer card business.

Provision for credit losses increased $933 million to $1.4 billion driven primarily by a slower pace of improvement in the residential mortgage portfolio and with projected losses in the non-U.S. credit card portfolio.

The income tax benefit was $500 million compared to a benefit of $523 million for the same period in 2010. The current-period tax benefit reflects the impact of the valuation allowance reduction, a benefit for capital loss deferred tax assets recognized in connection with the liquidation of certain subsidiaries and recurring tax preference items such as tax-exempt income and affordable housing credits.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

All Other reported net income of $3.6 billion compared to net income of $908 million due to the same factors as described above in the three-month period including positive fair value adjustments of $4.1 billion on structured liabilities compared to positive fair value adjustments of $1.2 billion in the same period in 2010. Equity investment income increased by $880 million as a result of the CCB gain partially offset by $1.1 billion of impairment write-downs on our merchant services joint venture and a decrease of $1.3 billion in GPI income, largely as a result of a gain on the sale of a strategic equity investment during the same period in 2010.

Provision for credit losses increased $1.2 billion to $5.4 billion driven by reserve additions to the Countrywide PCI discontinued real estate and residential mortgage portfolios and higher credit costs related to the non-PCI residential mortgage portfolio due to the impact of refreshed valuations of underlying collateral.

The income tax benefit was $1.2 billion compared to a benefit of $1.6 billion for the same period in 2010 driven by the same factors as described in the three-month discussion above, as well as by the effect of those net tax benefits on the level of the year-to-date pre-tax income.

Equity Investment Activity

The tables below present the components of the equity investments in All Other at September 30, 2011 and December 31, 2010, and also a reconciliation to the total consolidated equity investment income for the three and nine months ended September 30, 2011 and 2010.

Equity Investments
(Dollars in millions)			September 30 2011	December 31 2010
Global Principal Investments			$6,885	$11,640
Strategic and other investments			7,774	22,545
Total equity investments included in All Other			$14,659	$34,185

Equity Investment Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Global Principal Investments	$(1,578)	$44	$183	$1,433
Strategic and other investments	2,960	216	3,747	1,916
Corporate Investments	—	6	—	(299)
Total equity investment income included in All Other	1,382	266	3,930	3,050
Total equity investment income included in the business segments	64	91	203	698
Total consolidated equity investment income	$1,446	$357	$4,133	$3,748

Equity investments included in All Other decreased $19.5 billion during the nine months ended September 30, 2011. The decrease is consistent with our continued efforts to reduce non-core assets including reducing both higher risk-weighted assets and assets currently deducted, or expected to be deducted under Basel III, from regulatory capital. For more information, see Capital Management – Regulatory Capital Changes on page 73.

GPI is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. GPI had unfunded equity commitments of $878 million and $1.4 billion at September 30, 2011 and December 31, 2010 related to certain of these investments. The decrease of $4.7 billion in GPI for the nine months ended September 30, 2011 was due to the sale of assets within certain GPI portfolios.

Strategic and other investments included in All Other decreased $14.8 billion during the nine months ended September 30, 2011. The decrease was primarily the result of our sale of investments in CCB and Blackrock during 2011. During the three months ended September 30, 2011, we sold 13.1 billion common shares, or approximately half of our investment in CCB in a private transaction with a group of investors. In connection with the sale, we recorded a gain of $3.6 billion. At September 30, 2011 and December 31, 2010, we owned 12.5 billion and 25.6 billion shares and our investment had a fair value of $7.7 billion and $20.8 billion. In the nine months ended September 30, 2011, we recorded a $836 million dividend on our investment in CCB compared to $535 million in the same period in 2010. Also in the nine months ended September 30, 2011, we sold our investment in BlackRock, resulting in a $377 million gain and recorded $1.1 billion of impairment write-downs on our merchant services joint venture, including $630 million in the three months ended September 30, 2011. After the transfer of the merchant services joint venture to Global Commercial Banking during 2011, the impairment write-downs were recorded in All Other. The impairment write-downs were based on the ongoing financial performance of the joint venture and updated forecasts of its long-term financial performance. During 2010, the $2.7 billion Corporate Investments equity securities portfolio, which consisted of highly liquid publicly-traded equity securities, was sold resulting in a loss of $331 million.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into a number of off-balance sheet commitments including commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of our customers. For additional information on our obligations and commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, page 51 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K, as well as Note 13 – Long-term Debt and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by Government National Mortgage Association (GNMA) in the case of the FHA-insured, U.S. Department of Veterans Affairs (VA) -guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities issued), or in the form of whole loans. In connection with these transactions, we or our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, HUD with respect to FHA-insured loans, VA, whole-loan buyers, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that we may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan buyer, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor at any time. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain an equivalent requirement, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required.

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Recent Events – Private-label Securitization Settlement with the Bank of New York Mellon, Complex Accounting Estimates – Representations and Warranties, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and Item 1A. Risk Factors of the Corporation's 2010 Annual Report on Form 10-K.

Representations and Warranties Bulk Settlement Actions

Beginning in the fourth quarter of 2010, we have settled, or entered into agreements to settle, certain bulk representations and warranties claims with a trustee for certain legacy Countrywide private-label securitization trusts (the BNY Mellon Settlement), a monoline insurer (the Assured Guaranty Settlement) and with each of the GSEs (the GSE Agreements). We have contested, and will continue to vigorously contest any request for repurchase when we conclude that a valid basis for repurchase does not exist. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with the above referenced counterparties in lieu of a loan-by-loan review process. We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. For a summary of the significant settlement actions we have taken beginning in the fourth quarter of 2010 and the related impact on the representations and warranties provision and liability see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. As indicated in Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, these bulk settlements generally do not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, and our liability in connection with the transactions and claims not covered by these settlements could be material.

Recent Developments Related to the BNY Mellon Settlement

The BNY Mellon Settlement is subject to final court approval and certain other conditions. Under an order entered by the court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of intent to object to the BNY Mellon Settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both filed notices of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware, the FDIC and the Federal Housing Finance Agency. These motions have not yet been ruled on by the court. Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement, including challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the institutional investor group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the Covered Trusts, while other motions do not make substantive objections but state that they need more information about the settlement. A number of investors opposed to the settlement removed the proceeding to federal court. On October 19, 2011, the federal court denied BNY Mellon's motion to remand the proceeding to state court, and BNY Mellon, as well as investors that have intervened in support of the BNY Mellon Settlement, have petitioned to appeal the denial of this motion.

It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, the conduct of discovery and the resolution of the objections to the settlement and any appeals could also take a substantial period of time and these factors, along with the recent removal of the proceedings to federal court, could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

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

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if we and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described under Experience with Investors Other than Government-sponsored Enterprises on page 63. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Unresolved Claims Status

At September 30, 2011, our total unresolved repurchase claims were approximately $11.7 billion compared to $10.7 billion at December 31, 2010. These repurchase claims include $1.7 billion in demands from investors in the Covered Trusts received in the third quarter of 2010 but otherwise do not include any repurchase claims related to the Covered Trusts. The increase in unresolved claims is primarily attributable to $10.9 billion in new repurchase claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, and $711 million in repurchase claims received from trustees in non-GSE transactions. The high level of new claims was partially offset by the resolution of claims with the GSEs and the resolution of certain monoline claims through the Assured Guaranty Settlement. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. For additional information concerning FHA-insured loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 66.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income (loss). The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, as we believe appropriate. In the case of private-label securitizations, our estimate considers implied repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

At September 30, 2011 and December 31, 2010, the liability was $16.3 billion and $5.4 billion. For the three and nine months ended September 30, 2011, the provision for representations and warranties and corporate guarantees was $278 million and $15.3 billion compared to $872 million and $2.6 billion for the same periods in 2010. Of the $15.3 billion provision recorded in the nine months ended September 30, 2011, $8.6 billion was attributable to the BNY Mellon Settlement and $6.7 billion was attributable to other non-GSE exposures, and to a lesser extent, GSE exposures. The BNY Mellon Settlement led to the determination that we had sufficient experience to record a liability related to our exposure on certain other private-label securitizations. This determination, combined with changes in our experience with the behavior of certain counterparties, including the GSEs was the driver of this additional provision in the first nine months of 2011. The provision in the three months ended September 30, 2011 was related primarily to the GSEs and is based upon results of our ongoing evaluation of the GSE behavior, which is continually evolving and considers, among other things, increased levels of claims from one of the GSEs in recent periods relative to historical claims. Additionally, a significant factor in the estimate of the liability for losses is repurchase rates, which increased in the three and nine months ended September 30, 2011. Future provisions associated with obligations under representations and warranties made to the GSEs may be materially impacted if actual results are different from our assumptions as discussed below.

Estimated Range of Possible Loss

Government-sponsored Enterprises

Our estimated liability for obligations under representations and warranties with respect to the GSEs is necessarily dependent on, and limited by, our historical claims experience with the GSEs and reflects current developments, including the GSEs' current interpretations of the GSE Agreements and recent GSE behavior, projections of future defaults as well as certain other assumptions regarding economic conditions, home prices and other factors. The behavior of the GSEs is continually evolving which impacts our estimated repurchase rates and liability. Notably, in recent periods we have been experiencing elevated levels of new claims, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans on which a substantial period has elapsed since default, in each case, in numbers that were not expected based on historical experience, and the criteria on which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to us. In addition, the recent FNMA announcement regarding mortgage insurance rescissions, cancellations and claim denials, including a purported ban on bulk settlements with mortgage insurers that provide for loss sharing in lieu of rescission, could result in increased repurchase requests from FNMA that exceed the repurchase requests contemplated by our estimated liability. Accordingly, future provisions associated with obligations under representations and warranties made to the GSEs may be materially impacted if actual results are different from our assumptions regarding projected future defaults, estimated home prices, other economic conditions and other factors, including the behavior of the GSEs and estimated repurchase rates. Repurchase requests and resolution processes with the GSEs have become increasingly inconsistent with our interpretation of our contractual obligations. We continue to evaluate our relationship with the GSEs. We intend to continue to closely monitor these changing behaviors and to repurchase loans to the extent required under the contracts and standards that govern our relationships with the GSEs.

As the GSEs' behavior is continually evolving, we are not able to anticipate changes in the behavior of the GSEs from our past experiences. Therefore, it is not possible to reasonably estimate a possible loss or range of possible loss with respect to any such potential impact in excess of current accruals on future GSE provisions. See Complex Accounting Estimates – Representations and Warranties on page 138 for information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties.

Non-Government-sponsored Enterprises

The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally in the 2004 through 2008 vintage. For the remainder of the population of private-label securitizations, we believe it is probable that other claimants may come forward with claims that meet the requirements of the terms of the securitizations. We have seen an increased trend in requests for loan files from private-label securitization trustees and an increase in repurchase claims from private-label securitization trustees that meet the required standards. We believe that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in the three and nine months ended September 30, 2011, have provided for a substantial portion of our non-GSE repurchase claims. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole loan and other private-label securitization exposures. We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of September 30, 2011 could be up to $5 billion over existing accruals. This estimate of the range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including our experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on our belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. We believe the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of the comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities.

Although we continue to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the upper end of the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions. In addition, in the case of private-label securitizations, our estimate considers implied repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. For additional information about the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from our assumptions in our predictive models, including, without limitation, those regarding ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and this estimated range of possible loss. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. For additional information, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements. Additionally, if recent court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant loan-level experience to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any possible losses related to potential claims for breaches of performance of servicing obligations, potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements), fraud or other claims against us; however, such loss could be material.

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

Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of September 30, 2011, 11 percent of the loans in these vintages have defaulted or are 180 days or more past due (severely delinquent). At least 25 payments have been made on approximately 64 percent of severely delinquent or defaulted loans. Through September 30, 2011, we have received $30.9 billion in repurchase claims associated with these vintages, representing approximately three percent of the loans sold to the GSEs in these vintages. Including the agreement reached with FNMA on December 31, 2010, we have resolved $25.5 billion of these claims with a net loss experience of approximately 30 percent. The claims resolved and the loss rate do not include $839 million in claims extinguished as a result of the agreement with FHLMC due to the global nature of the agreement and, specifically, the absence of a formal apportionment of the agreement amount between current and future claims. Our collateral loss severity rate on approved repurchases has averaged approximately 45 to 55 percent.

Table 14 highlights our experience with the GSEs related to loans originated from 2004 through 2008. The increase in unresolved claims is primarily attributable to $10.9 billion in new repurchase claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, and $711 million in repurchase claims received from trustees in non-GSE transactions. The high level of new claims was partially offset by the resolution of claims with the GSEs and the resolution of certain monoline claims through the Assured Guaranty Settlement.

Table 14
Overview of GSE Balances - 2004-2008 Originations
	Legacy Originator
(Dollars in billions)	Countrywide	Other	Total	Percent of total
Original funded balance	$846	$272	$1,118
Principal payments	(442)	(149)	(591)
Defaults	(49)	(7)	(56)
Total outstanding balance at September 30, 2011	$355	$116	$471
Outstanding principal balance 180 days or more past due (severely delinquent)	$54	$13	$67
Defaults plus severely delinquent	103	20	123
Payments made by borrower:
Less than 13			$15	12%
13-24			30	24
25-36			34	28
More than 36			44	36
Total payments made by borrower			$123	100%
Outstanding GSE pipeline of representations and warranties claims (all vintages)
As of December 31, 2010			$2.8
As of September 30, 2011			4.8
Cumulative GSE representations and warranties losses (2004-2008 vintages)			$8.8

Our repurchase experience with the GSEs continues to evolve and their repurchase requests and resolution processes have become increasingly inconsistent with our interpretation of our contractual obligations. Notably, in recent periods we have been experiencing elevated levels of new claims, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans which had defaulted more than 18 months prior to the repurchase request, in each case, in numbers that were not expected based on historical experience, and the criteria by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to us. We intend to continue to closely monitor and update our processes related to these changing behaviors and intend to repurchase loans to the extent required under the contracts and standards that govern our relationships with the GSEs.

FNMA recently issued an announcement requiring servicers to report, effective October 1, 2011, all mortgage insurance rescissions, cancellations and claim denials with respect to loans sold to FNMA. The announcement also confirmed FNMA's view of its position that a mortgage insurance company's issuance of a rescission, cancellation notice or claim denial constitutes a breach of the lender's representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA's loss even if the lender is contesting the mortgage insurer's rescission cancellation or claim denial. The announcement also included a ban on bulk settlements with mortgage insurers that provide for loss sharing in lieu of rescission. Through June 30, 2012, lenders have 90 days to appeal FNMA's repurchase request and 30 days (or such other time frame specified by FNMA) to appeal after that date. To be successful in its appeal, a lender must provide documentation confirming reinstatement or continuation of coverage according to the FNMA announcement. This announcement could result in more repurchase requests from FNMA than the assumptions in our estimated liability contemplate. We also expect that in many cases (particularly in the context of litigation), we will not be able to resolve rescissions, cancellations or claim denials with the mortgage insurance companies before the expiration of the appeal period allowed by FNMA. We have informed FNMA that we do not believe that the new policy is valid under the relevant contracts, and that we do not intend to repurchase loans under the terms set forth in the new policy. Accordingly, our pipeline of unresolved repurchase claims may increase and, if we are required to abide by the terms of the new policy, our representations and warranties liability may increase.

Experience with Investors Other than Government-sponsored Enterprises

In prior years, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. As detailed in Table 15, legacy companies and certain subsidiaries sold loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs, of which approximately $499 billion in principal has been paid and $234 billion has defaulted or are severely delinquent at September 30, 2011.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust or of the monoline insurer or other financial guarantor (as applicable). We believe that the longer a loan performs, the less likely it is that an alleged representations and warranties breach had a material impact on the loan's performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label securitization investors is a combination of loans that have already defaulted and those that are currently severely delinquent. Additionally, the obligation to repurchase loans also requires that counterparties have the contractual right to demand repurchase of the loans (presentation thresholds). While we believe the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of the comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

Any amounts paid related to repurchase claims from a monoline insurer are paid to the securitization trust and are applied in accordance with the terms of the governing securitization documents, which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims, although in those circumstances, investors may be able to bring claims if contractual thresholds are met.

Table 15 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at September 30, 2011. As shown in Table 15, at least 25 payments have been made on approximately 62 percent of the defaulted and severely delinquent loans. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of September 30, 2011, approximately 24 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement.

Table 15
Overview of Non-Agency Securitization and Whole Loan Balances
(Dollars in billions)	Principal Balance					Defaulted or Severely Delinquent
By Entity	Original Principal Balance	Outstanding Principal Balance September 30, 2011	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made more than 36 Payments
Bank of America	$100	$30	$5	$4	$9	$1	$2	$2	$4
Countrywide (1)	716	261	84	96	180	24	45	47	64
Merrill Lynch	65	20	6	11	17	3	4	3	7
First Franklin	82	21	7	21	28	4	6	6	12
Total (2, 3, 4)	$963	$332	$102	$132	$234	$32	$57	$58	$87

By Product
Prime	$302	$107	$17	$14	$31	$2	$6	$8	$15
Alt-A	172	73	20	27	47	7	12	12	16
Pay option	150	58	29	26	55	5	14	16	20
Subprime	245	76	34	48	82	16	19	17	30
Home equity	88	15	—	16	16	2	5	4	5
Other	6	3	2	1	3	—	1	1	1
Total	$963	$332	$102	$132	$234	$32	$57	$58	$87

(1)	$409 billion of original principal balance is included in the BNY Mellon Settlement.

(2)	Includes $185 billion of original principal balance related to transactions with monoline participation.

(3)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representation or warranties were made.

(4)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

Monoline Insurers

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 15, including $103.9 billion of first-lien mortgages and $80.6 billion of second-lien mortgages. Of these balances, $44.6 billion of the first-lien mortgages and $50.2 billion of the second-lien mortgages have been paid in full and $34.9 billion of the first-lien mortgages and $16.2 billion of the second-lien mortgages have defaulted or are severely delinquent at September 30, 2011. At least 25 payments have been made on approximately 56 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines typically insured one or more securities. Through September 30, 2011, we have received $6.0 billion of representations and warranties claims related to the monoline-insured transactions. Of these repurchase claims, $2.0 billion were resolved through the Assured Guaranty Settlement, $809 million were resolved through repurchase or indemnification with losses of $705 million and $126 million were rescinded by the investor or paid in full. The majority of these resolved claims related to second-lien mortgages.

Unresolved Monoline Repurchase Claims

At September 30, 2011, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $3.0 billion, substantially all of which we have reviewed and declined to repurchase based on an assessment of whether a material breach exists. At September 30, 2011, the unpaid principal balance of loans for which the monolines had requested loan files for review but for which no repurchase claim had been received was $6.1 billion, excluding loans that had been paid in full and file requests for loans included in the trusts settled with Assured Guaranty. There will likely be additional requests for loan files in the future leading to repurchase claims.

We have had limited experience with the monoline insurers, other than Assured Guaranty, in the repurchase process as each of these monoline insurers has instituted litigation against legacy Countrywide and/or Bank of America, which limits our ability to enter into constructive dialogue with these monolines to resolve the open claims. It is not possible at this time to reasonably estimate probable future repurchase obligations with respect to those monolines with whom we have limited repurchase experience and, therefore, no representations and warranties liability has been recorded in connection with these monolines, other than a liability for repurchase claims where we have determined that there are valid loan defects. Our estimated range of possible loss related to non-GSE representations and warranties exposure as of September 30, 2011 includes possible losses related to these monoline insurers.

Whole Loans and Private-label Securitizations

Legacy entities, and to a lesser extent Bank of America, sold whole loans to investors, and the majority of the sales were executed through private-label securitizations, including third-party sponsored transactions. The loans sold with total principal balance of $778.2 billion, included in Table 15, were originated between 2004 and 2008, of which $403.9 billion have been paid in full and $182.9 billion are defaulted or severely delinquent at September 30, 2011. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 63 percent of the defaulted and severely delinquent loans. We have received approximately $9.4 billion of representations and warranties claims from whole-loan investors and private-label securitization investors related to these vintages, including $6.1 billion from whole-loan investors, $819 million from one private-label securitization counterparty which were submitted prior to 2008, $840 million from private-label securitization trustees and $1.7 billion in claims from private-label securitization investors in the Covered Trusts received in the third quarter of 2010. In 2011 we have seen an increase in repurchase claims from private-label securitization trustees. During the three and nine months ended September 30, 2011, we have received $325 million and $711 million of such repurchase claims. In addition, there has been an increase in requests for loan files from private-label securitization trustees, and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees that have met the required standards.

We have resolved $5.6 billion of the claims received from whole-loan investors and private-label securitization investors with losses of $1.2 billion. Approximately $2.4 billion of these claims were resolved through repurchase or indemnification and $3.2 billion were rescinded by the investor. Claims outstanding related to these vintages totaled $3.8 billion, including $3.0 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $787 million that are in the process of review.

The majority of the claims that we have received outside of the GSEs and monolines are from third-party whole-loan investors. However, the amount of claims received from private-label securitization trustees has been increasing. Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement led to the determination in the second quarter of 2011 that we had sufficient experience to record a liability related to our exposure on certain other private-label securitizations. However, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to certain private-label securitizations sponsored by third-party whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Our estimated range of possible loss related to non-GSE representations and warranties exposure as of September 30, 2011 includes possible losses related to these whole loan sales and private-label securitizations sponsored by third-party whole-loan investors.

Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims noted on page 65 does not mean that we believe these claims have satisfied the contractual thresholds required for these investors to direct the securitization trustee to take action or that these claims are otherwise procedurally or substantively valid. One of these claimants has filed litigation against us relating to certain of these claims; the claims in this litigation would be extinguished if there is final court approval of the BNY Mellon Settlement. Additionally, certain private-label securitizations are insured by the monoline insurers, which are not reflected in these amounts regarding whole loan sales and private-label securitizations.

Other Mortgage-related Matters

Servicing Matters and Foreclosure Processes

We service a large portion of the loans we or our subsidiaries have securitized and also service loans on behalf of third-party securitization vehicles and other investors. Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically has the right to demand that the servicer repurchase loans that breach the seller's representations and warranties made in connection with the initial sale of the loans even if the servicer was not the seller. The GSEs also reserve the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, the GSEs' first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of “compensatory” fees if those deadlines are not satisfied except for reasons beyond the control of the servicer. In addition, many non-agency RMBS and whole-loan servicing agreements require the servicer to indemnify the trustee or other investor for or against failures by the servicer to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer’s duties. Although it is not possible to reasonably estimate our liability with respect to potential servicing-related claims, the amount of such liability could be material.

In October 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding (judicial states) and stopped foreclosure sales in all states in order to complete an assessment of related business processes. We have resumed foreclosure sales in all non-judicial states; however, while we have recently resumed foreclosure proceedings in nearly all judicial states, our progress on foreclosure sales in judicial states has been significantly slower than in non-judicial states. We have also not resumed foreclosure sales for certain types of customers, including those in bankruptcy and those with FHA-insured loans, although we have resumed foreclosure proceedings with respect to certain customers in bankruptcy and with FHA-insured loans. The implementation of changes in procedures and controls, including loss mitigation procedures related to our ability to recover on FHA insurance-related claims, as well as governmental, regulatory and judicial actions, may result in continuing delays in foreclosure proceedings and foreclosure sales, as well as creating obstacles to the collection of certain fees and expenses, in both judicial and non-judicial foreclosures.

On April 13, 2011, we entered into a consent order with the Federal Reserve and BANA entered into a consent order with the Office of the Comptroller of the Currency (OCC) to address the regulators' concerns about residential mortgage servicing practices and foreclosure processes. Also, on this date, the other 13 largest mortgage servicers in the U.S. separately entered into consent orders with their respective federal bank regulators related to residential mortgage servicing practices and foreclosure processes. The orders resulted from an interagency horizontal review conducted by federal bank regulators of major residential mortgage servicers. While federal bank regulators found that loans foreclosed upon had been generally considered for other alternatives (such as loan modifications), were seriously delinquent, and that servicers could support their standing to foreclose, several areas for process improvement requiring timely and comprehensive remediation across the industry were also identified. We identified most of these areas for process improvement after our own review in late 2010 and continue to make significant progress in these areas. The federal bank regulator consent orders with the mortgage servicers do not assess civil monetary penalties. However, the consent orders do not preclude the assertion of civil monetary penalties and a federal bank regulator has stated publicly that it believes monetary penalties are appropriate.

The consent order with the OCC requires servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes, adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the consent order required that servicers retain an independent consultant, approved by the OCC, in order to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred, between January 1, 2009 and December 31, 2010 and submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review. The OCC accepted the independent consultant that we retained to conduct the foreclosure review and approved our action plan related to the review. Through the foreclosure review, which began in October 2011, eligible borrowers will have the opportunity to request a review by the independent consultant beginning in November 2011. Because the review process will be available to a large number of potentially eligible borrowers and will involve an examination of many details and documents, each review could take several months to complete. It is not yet possible to determine how many borrowers will request a review, how many borrowers will meet the eligibility requirements or how much in compensation might ultimately be paid to eligible borrowers.

In addition, law enforcement authorities in all 50 states and the DOJ and other federal agencies continue to investigate alleged irregularities in the foreclosure practices of residential mortgage servicers, including us. Authorities have publicly stated that the scope of the investigations extends beyond foreclosure documentation practices to mortgage origination, loan modification and loss mitigation practices, including compliance with HUD requirements related to FHA-insured loans. We continue to cooperate with these investigations and are dedicating significant resources to addressing these issues. We and the other largest mortgage originators and servicers continue to engage in ongoing negotiations regarding these matters with law enforcement authorities and federal agencies. Although certain states' Attorneys General have recently withdrawn from global settlement negotiations related to these matters, the negotiations remain ongoing and are focused on the amount and form of any settlement payment or commitment and additional settlement terms, including principal forgiveness, servicing standards, enforcement mechanisms and releases. We cannot be certain as to the ultimate outcome that may result from these negotiations or the timing of such outcome.

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

In the three and nine months ended September 30, 2011, we incurred $350 million and $1.9 billion of mortgage-related assessments and waivers costs which included $244 million and $1.3 billion for compensatory fees that we expect to be assessed by the GSEs as a result of foreclosure delays with the remainder being out-of-pocket costs that we do not expect to recover because of foreclosure delays. We expect that these costs will remain elevated as additional loans are delayed in the foreclosure process and as the GSEs assert more aggressive criteria. We also expect that additional costs related to resources necessary to perform the foreclosure process assessment, to revise affidavit filings and to implement other operational changes will continue for at least the remainder of 2011. This will likely result in continued higher noninterest expense, including higher default servicing costs and legal expenses in CRES, and has impacted and may continue to impact the value of our MSRs related to these serviced loans. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. In addition, required process changes, including those required under the consent orders with federal bank regulators, are likely to result in further increases in our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties.

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

Private-label Securitization Settlement – Servicing Matters

In connection with the BNY Mellon Settlement, BAC HLS has agreed to implement certain servicing changes. The Trustee and BAC HLS have agreed to clarify and conform certain servicing standards related to loss mitigation. In particular, the BNY Mellon Settlement would clarify that it is permissible to apply the same loss-mitigation strategies to the Covered Trusts as are applied to BAC HLS affiliates' held-for-investment (HFI) portfolios. This agreement was effective in the second quarter of 2011 and is not conditioned on final court approval.

BAC HLS also agreed to transfer the servicing related to certain high-risk loans to qualified subservicers on a schedule that began with the signing of the BNY Mellon Settlement. This servicing transfer will reduce the servicing fees payable to BAC HLS in the future. Upon final court approval, failure to meet the established benchmarking standards for loans not in subservicing arrangements can trigger the payment of agreed-upon fees. Additionally, we and legacy Countrywide have agreed to work to resolve with the Trustee certain mortgage documentation issues related to the enforceability of mortgages in foreclosure and to reimburse the related Covered Trust for any loss if BAC HLS is unable to foreclose on the mortgage and the Covered Trust is not made whole by a title policy because of these documentation issues. These agreements will terminate if final court approval of the BNY Mellon Settlement is not obtained, although we could still have exposure under the pooling and servicing agreements related to the mortgages in the Covered Trusts for these documentation issues.

We estimate that the costs associated with additional servicing obligations under the BNY Mellon Settlement contributed $400 million to the second quarter 2011 valuation charge related to the MSR asset. The additional servicing actions are consistent with the consent orders with the OCC and the Federal Reserve.

Regulatory Matters

For additional information regarding significant regulatory matters including Regulation E and the CARD Act, see Item 1A. Risk Factors, as well as Regulatory Matters on page 56 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

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

Debit Interchange Fees

On June 29, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment effective on October 1, 2011 which, among other things, establishes a regulatory cap for many types of debit interchange transactions to equal no more than 21 cents plus five bps of the value of the transaction. Furthermore, the Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements promulgated by the Federal Reserve. We intend to comply with these fraud-related requirements. The Federal Reserve also approved rules governing routing and exclusivity, requiring issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which are effective April 1, 2012. For additional information, see Card Services on page 37.

Limitations on Proprietary Trading

On October 11, 2011, the Federal Reserve, the OCC, FDIC and the SEC released for comment proposed regulations implementing limitations on proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the Volcker Rule) established by the Financial Reform Act. The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. The comment period ends on January 13, 2012 and sometime thereafter final regulations will be promulgated. However, in light of the complexity of the proposed regulations and the likelihood that a substantial number of comments will be submitted (the proposal requests comments on over 1,300 questions on 400 different topics), it is not possible to predict the content of the final regulations. In addition, the Commodities Futures Trading Commission (CFTC) has not yet issued its proposed regulations under the Volcker Rule.

The statutory provisions of the Volcker Rule will become effective on July 21, 2012, whether or not the final regulations are adopted, and it gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into compliance. Although GBAM completely exited its proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain. However, it is possible that the implementation of the Volcker Rule could limit or restrict our remaining trading activities. Implementation of the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds and other subsidiary operations. Additionally, implementation of the Volcker Rule could increase our operational and compliance costs and reduce our trading revenues and adversely affect out results of operations. For additional information about our trading business, see GBAM on page 47.

FDIC Deposit Insurance Assessments

In April 2011, a new regulation became effective that implements revisions to the assessment system mandated by the Financial Reform Act. The regulation was reflected in the June 30, 2011 FDIC fund balance and in payments made on September 30, 2011. Among other things, the regulation changed the assessment base for insured depository institutions from adjusted domestic deposits to average consolidated total assets during an assessment period, less average tangible equity capital during that assessment period. Additionally, the FDIC has broad discretionary authority to increase assessments on large and highly complex institutions on a case by case basis. Any future increases in required deposit insurance premiums or other bank industry fees could have an adverse impact on our financial condition and results of operations.

Recovery and Resolution Planning

On October 17, 2011, the Federal Reserve approved a final rule to be issued jointly with the FDIC that requires the Corporation and other bank holding companies with assets of $50 billion or more, as well as companies designated as systemic by the Financial Stability Oversight Council, to periodically report to the FDIC and the Federal Reserve their plans for a rapid and orderly resolution in the event of material financial distress or failure.

The final rule, which was approved by the FDIC on September 13, 2011, will require a company to submit a plan for how it could be resolved in a bankruptcy proceeding. If the FDIC and the Federal Reserve determine that a company's plan is not credible and the company fails to cure the deficiencies in a timely manner, then the FDIC and the Federal Reserve may jointly impose on the company, or any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations. The Corporation's initial plan will be required to be submitted no later than June 30, 2012, and updated annually.

Orderly Liquidation Authority

Under the Financial Reform Act, where a systemically important financial institution such as the Corporation is in default or danger of default, the FDIC may, in certain circumstances, be appointed receiver in order to conduct an orderly liquidation of such systemically important financial institution. In such a case, the FDIC could invoke a new form of resolution authority, called the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. The orderly liquidation authority is modeled in part on the Federal Deposit Insurance Act, but also adopts certain concepts from the U.S. Bankruptcy Code.

The orderly liquidation authority contains certain differences from the U.S. Bankruptcy Code. Macroprudential systemic protection is the primary objective of the orderly liquidation authority, subject to minimum threshold protections for creditors. Accordingly, in certain circumstances under the orderly liquidation authority, the FDIC could permit payment of obligations determined to be systemically significant (for example, short-term creditors or operating creditors) in lieu of the payment of other obligations (for example, long-term creditors) without the need to obtain creditors' consent or prior court review. Additionally, under the orderly liquidation authority, amounts owed to the U.S. government generally enjoy a statutory payment priority.

Certain Other Provisions

The Financial Reform Act also expands the role of state regulators in enforcing consumer protection requirements over banks, includes new minimum leverage and risk-based capital requirements for large financial institutions and disqualifies trust preferred securities and other hybrid capital securities from Tier 1 capital. Many of the provisions under the Financial Reform Act have begun to be phased in or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies.

The Financial Reform Act will continue to have a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions, as well as reductions to available capital. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. For information on the impact of the Financial Reform Act on our credit ratings, see Liquidity Risk on page 77.

U.K. Bank Levy

The U.K. government bank levy legislation was enacted on July 19, 2011. The rate on banks operating in the U.K. has been set at 7.5 bps for short-term liabilities and 3.75 bps for long-term liabilities for 2011 and will increase to 7.8 bps for short-term liabilities and 3.9 bps for long-term liabilities beginning in 2012. Based on current estimates, the cost of the bank levy to the Corporation is expected to be approximately $80 million for 2011, of which $60 million has been accrued as of September 30, 2011, and is non-deductible for U.K. tax purposes.

Transactions with Affiliates

The terms of certain OTC derivative contracts and other trading agreements of the Corporation provide that upon the occurrence of certain specified events, such as a change in our credit ratings, Merrill Lynch and other non-bank affiliates may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements. Following the recent downgrade of the credit ratings of the Corporation, we have engaged in discussions with certain derivative and other counterparties regarding their rights under these agreements. In response to counterparties' inquiries and requests, we have discussed and in some cases substituted derivative contracts and other trading agreements, including naming BANA as the new counterparty. Our ability to substitute or make changes to these agreements to meet counterparties' requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations. For additional information regarding limitations associated with transactions among our affiliates, see Item 1. Business – Transactions with Affiliates of the Corporation's 2010 Annual Report on Form 10-K.

Managing Risk

Overview

Risk is inherent in every activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risk. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings. Our risk management infrastructure is continually evolving to meet the heightened challenges posed by the increased complexity of the financial services industry and markets, by our increased size and global footprint, and by the 2008 financial crisis. We have a defined risk framework and risk appetite which is approved by the Corporation’s Board of Directors (the Board).

We take a comprehensive approach to risk management. Risk management planning is fully integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole as well as managing risk across the enterprise and within individual business units, products, services and transactions, and across all geographic locations. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities, by executive management and the Board. For a more detailed discussion of our risk management activities, see pages 59 through 107 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

Strategic Risk Management

Strategic risk is embedded in every line of business and is one of the major risk categories along with credit, market, liquidity, compliance and operational risks. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and/or other inherent risks of the business including reputational and operational risk. In the financial services industry, strategic risk is elevated due to changing customer, competitive and regulatory environments. Our appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully considered in the context of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the Chief Executive Officer and executive management team. Significant strategic actions, such as material acquisitions or capital actions, require review and approval of the Board.

For more information on our Strategic Risk Management activities, see pages 62 and 63 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

Capital Management

Bank of America manages its capital position to ensure capital is sufficient to support our business activities and that capital, risk and risk appetite are commensurate with one another, ensure safety and soundness under adverse scenarios, take advantage of growth and strategic opportunities, maintain ready access to financial markets, remain a source of strength for its subsidiaries and satisfy current and future regulatory capital requirements.

To determine the appropriate level of capital, we assess the results of our Internal Capital Adequacy Assessment Process (ICAAP), the current economic and market environment, and feedback from investors, ratings agencies and regulators. For additional information regarding the ICAAP, see page 63 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K. For additional information regarding possible exchange transactions, see Recent Events – Debt and Capital Exchanges on page 10.

Capital management is integrated into the risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits. Economic capital is allocated to each business unit and used to perform risk-adjusted return analysis at the business unit, client relationship and transaction levels.

Regulatory Capital

As a financial services holding company, we are subject to the risk-based capital guidelines (Basel I) issued by federal banking regulators. At September 30, 2011, we operated banking activities primarily under two charters: BANA and FIA Card Services, N.A. (FIA). Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.

The Corporation has issued notes to certain unconsolidated corporate-sponsored trust companies which issued Trust Securities. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits. As a result, the Corporation includes Trust Securities in Tier 1 capital. The Financial Reform Act includes a provision under which the Corporation’s outstanding Trust Securities in the aggregate amount of $19.9 billion (approximately 147 bps of Tier 1 capital) at September 30, 2011 will be excluded from Tier 1 capital, with the exclusion to be phased in incrementally over a three-year period beginning January 1, 2013. This amount excludes $1.6 billion of hybrid Trust Securities that are expected to be converted to preferred stock prior to the date of implementation. The treatment of Trust Securities during the phase-in period is unknown and is subject to future rulemaking.

For additional information on these and other regulatory requirements, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Capital Composition and Ratios

Tier 1 common capital decreased $7.5 billion to $117.7 billion at September 30, 2011 compared to December 31, 2010. The decrease was driven by an increase in deferred tax assets disallowed for regulatory capital, partially offset by the Warrant issued in connection with the investment made by Berkshire. The $11.3 billion increase in the deferred tax asset disallowance at September 30, 2011 compared to December 31, 2010 was primarily due to the expiration of the longer look-forward period granted by the regulators at the time of the Merrill Lynch acquisition and an increase in net deferred tax assets due to pre-tax results. Tier 1 capital and Total capital decreased $7.6 billion and $14.0 billion at September 30, 2011 compared to December 31, 2010.

Risk-weighted assets decreased $96 billion to $1,360 billion at September 30, 2011 compared to December 31, 2010. The decrease was driven in part by our sale of a portion of our investment in CCB and the sale of our stake in BlackRock and is consistent with our continued efforts to reduce non-core assets and legacy loan portfolios. The Tier 1 common capital ratio increased 5 bps to 8.65 percent, the Tier 1 capital ratio increased 24 bps to 11.48 percent and the Total capital ratio increased 9 bps to 15.86 percent driven by a decline in risk-weighted assets. The Tier 1 leverage ratio decreased 10 bps to 7.11 percent at September 30, 2011 compared to December 31, 2010 reflecting the decrease in Tier 1 capital and a reduction in adjusted quarterly average total assets.

During the three months ended September 30, 2011, our risk-based capital ratios were positively impacted by the gain on the sale of a portion of our investment in CCB and the warrants issued in connection with the investment made by Berkshire as well as the reduction in our risk-weighted assets as discussed above. For additional information regarding the sale of a portion of our investment in CCB, see Note 5 – Securities to the Consolidated Financial Statements. For additional information regarding the investment made by Berkshire, see Recent Events – Berkshire Investment and Note 12 – Shareholders' Equity to the Consolidated Financial Statements.

Table 16 presents Bank of America Corporation’s capital ratios and related information at September 30, 2011 and December 31, 2010. The goodwill impairment charges and fair value gains recognized in 2011 and 2010 did not impact the regulatory capital ratios.

Table 16
Bank of America Corporation Regulatory Capital
	September 30, 2011			December 31, 2010
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1 common equity ratio	8.65%	$117,658	n/a	8.60%	$125,139	n/a
Tier 1 capital ratio	11.48	156,074	$54,383	11.24	163,626	$58,238
Total capital ratio	15.86	215,596	108,765	15.77	229,594	116,476
Tier 1 leverage ratio	7.11	156,074	87,756	7.21	163,626	90,811

					September 30 2011	December 31 2010
Risk-weighted assets (in billions)					$1,360	$1,456
Adjusted quarterly average total assets (in billions) (2)					2,194	2,270

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(2)	Reflects adjusted average total assets for the three months ended September 30, 2011 and December 31, 2010.
n/a = not applicable

Table 17 presents the capital composition at September 30, 2011 and December 31, 2010.

Table 17
Capital Composition
(Dollars in millions)	September 30 2011	December 31 2010
Total common shareholders’ equity	$210,772	$211,686
Goodwill	(70,832)	(73,861)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(6,127)	(6,846)
Net unrealized gains on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	(1,903)	(4,137)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,743	3,947
Exclusion of fair value adjustment related to structured liabilities (1)	408	2,984
Disallowed deferred tax asset	(19,965)	(8,663)
Other	1,562	29
Total Tier 1 common capital	117,658	125,139
Qualifying preferred stock	16,562	16,562
Trust preferred securities	21,479	21,451
Noncontrolling interest	375	474
Total Tier 1 capital	156,074	163,626
Long-term debt qualifying as Tier 2 capital	39,666	41,270
Allowance for loan and lease losses	35,082	41,885
Reserve for unfunded lending commitments	790	1,188
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(18,607)	(24,690)
45 percent of the pre-tax net unrealized gains on AFS marketable equity securities	1,211	4,777
Other	1,380	1,538
Total regulatory capital	$215,596	$229,594

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory capital purposes.

Regulatory Capital Changes

We manage regulatory capital to adhere to regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted. The regulatory capital rules as written by the Basel Committee on Banking Supervision (the Basel Committee) continue to evolve.

U.S. banking regulators published a final Basel II rule (Basel II) in December 2007, which requires us to implement Basel II at the holding company level as well as at certain U.S. bank subsidiaries. We are currently in the Basel II parallel period. On January 11, 2011, U.S. banking regulators issued a Notice of Proposed Rulemaking on the Risk-based Capital Guidelines for Market Risk (the Market Risk Rules) reflecting partial adoption of the Basel Committee’s July 2009 consultative document on the topic.

In addition, the Basel Committee issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems,” together with liquidity standards discussed below (Basel III) in December 2010. We expect to be in full compliance with the Basel III capital standards within the regulatory timelines.

If implemented by U.S. banking regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of Trust Securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of accumulated OCI in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. For additional information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements and for additional information on deferred tax assets, see Note 21 – Income Taxes to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. The phase-in period for the capital deductions is proposed to occur in 20 percent increments from 2014 through 2018 with full implementation by December 31, 2018. An increase in capital requirements for counterparty credit is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. banking regulators have indicated a goal to adopt final rules by year-end 2011 or early 2012.

Preparing for the implementation of the new capital rules is a top priority. We intend to continue to build capital through retaining earnings, actively reducing legacy asset portfolios and implementing other capital related initiatives, including focusing on reducing both higher risk-weighted assets and assets currently deducted, or expected to be deducted under Basel III, from capital. On June 17, 2011, U.S. banking regulators proposed rules requiring all large bank holding companies (BHCs) to submit capital plans to the Federal Reserve annually and to require such BHCs to provide prior notice to the Federal Reserve under certain circumstances before making a capital distribution. We expect to comply with this guidance after final rules are issued and become effective.

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

Given that the U.S. regulatory agencies have issued neither proposed rulemaking nor supervisory guidance on Basel III, significant uncertainty around the eventual impacts remain. For additional information regarding Basel II, Basel III, Market Risk Rules and other proposed regulatory capital changes, see Regulatory Capital on page 63 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Table 18 presents regulatory capital information for BANA and FIA at September 30, 2011 and December 31, 2010. The goodwill impairment charges recognized in 2011 and 2010 did not impact BANA's or FIA's regulatory capital ratios.

Table 18
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	September 30, 2011			December 31, 2010
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1
Bank of America, N.A.	11.44%	$120,409	$42,098	10.78%	$114,345	$42,416
FIA Card Services, N.A.	17.65	26,730	6,059	15.30	25,589	6,691
Total
Bank of America, N.A.	14.87	156,503	84,196	14.26	151,255	84,831
FIA Card Services, N.A.	19.15	29,015	12,118	16.94	28,343	13,383
Tier 1 leverage
Bank of America, N.A.	8.60	120,409	55,975	7.83	114,345	58,391
FIA Card Services, N.A.	14.60	26,730	7,321	13.21	25,589	7,748

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

BANA's Tier 1 capital ratio increased 66 bps to 11.44 percent and the Total capital ratio increased 61 bps to 14.87 percent at September 30, 2011 compared to December 31, 2010. The increase in the ratios was driven by $3.1 billion and $7.1 billion in earnings generated during the three and nine months ended September 30, 2011. The Tier 1 leverage ratio increased 77 bps to 8.60 percent, benefiting from the improvement in Tier 1 capital combined with a $6.2 billion decrease in adjusted quarterly average total assets resulting from our continued efforts to reduce non-core assets and legacy loan portfolios.

FIA's Tier 1 capital ratio increased 235 bps to 17.65 percent and the Total capital ratio increased 221 bps to 19.15 percent at September 30, 2011 compared to December 31, 2010. The Tier 1 leverage ratio increased 139 bps to 14.60 percent at September 30, 2011 compared to December 31, 2010. The increase in ratios was driven by $895 million and $4.4 billion in earnings generated during the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, BANA paid dividends of $2.0 billion and $6.8 billion to Bank of America Corporation. FIA returned capital of $3.5 billion to Bank of America Corporation during the three and nine months ended September 30, 2011.

Broker/Dealer Regulatory Capital

The Corporation’s principal U.S. broker/dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of SEC Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the CFTC Regulation 1.17.

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At September 30, 2011, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $864 million by $9.9 billion. MLPCC’s net capital of $2.8 billion exceeded the minimum requirement of $170 million by approximately $2.6 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5 billion. At September 30, 2011, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Economic Capital

Our economic capital measurement process provides a risk-based measurement of the capital required for unexpected credit, market and operational losses over a one-year time horizon at a 99.97 percent confidence level, consistent with a “AA” credit rating. Economic capital is allocated to each business unit based upon its risk positions and contribution to enterprise risk, and is used for capital adequacy, performance measurement and risk management purposes. The strategic planning process utilizes economic capital with the goal of allocating risk appropriately and measuring returns consistently across all businesses and activities. Economic capital allocation plans are incorporated into the Corporation’s operating plan which is approved by the Board on an annual basis. For additional information regarding economic capital, credit risk capital, market risk capital and operational risk capital, see page 66 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

Common Stock Dividends

Table 19 is a summary of our declared quarterly cash dividends on common stock for 2011 as of November 3, 2011.

Table 19
Common Stock Cash Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share
August 22, 2011	September 2, 2011	September 23, 2011	$0.01
May 11, 2011	June 3, 2011	June 24, 2011	0.01
January 26, 2011	March 4, 2011	March 25, 2011	0.01

Preferred Stock Dividends

Table 20 is a summary of our most recent cash dividend declarations on preferred stock as of November 3, 2011. For additional information on preferred stock, see Note 15 – Shareholders' Equity to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Table 20
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	August 22, 2011	October 11, 2011	October 25, 2011	7.00%	$1.75
Series D (2)	$661	October 4, 2011	November 30, 2011	December 14, 2011	6.204%	$0.38775
Series E (2)	$487	October 4, 2011	October 31, 2011	November 15, 2011	Floating	$0.25556
Series H (2)	$2,862	October 4, 2011	October 15, 2011	November 1, 2011	8.20%	$0.51250
Series I (2)	$365	October 4, 2011	December 15, 2011	January 2, 2012	6.625%	$0.41406
Series J (2)	$978	October 4, 2011	October 15, 2011	November 1, 2011	7.25%	$0.45313
Series K (3, 4)	$1,668	July 5, 2011	July 15, 2011	August 1, 2011	Fixed-to-floating	$40.00
Series L	$3,349	September 16, 2011	October 1, 2011	October 31, 2011	7.25%	$18.125
Series M (3, 4)	$1,434	October 4, 2011	October 31, 2011	November 15, 2011	Fixed-to-floating	$40.625
Series T (1)	$5,000	September 21, 2011	September 25, 2011	October 11, 2011	6.00%	$650.00
Series 1 (5)	$146	October 4, 2011	November 15, 2011	November 28, 2011	Floating	$0.19167
Series 2 (5)	$526	October 4, 2011	November 15, 2011	November 28, 2011	Floating	$0.19167
Series 3 (5)	$670	October 4, 2011	November 15, 2011	November 28, 2011	6.375%	$0.39843
Series 4 (5)	$389	October 4, 2011	November 15, 2011	November 28, 2011	Floating	$0.25556
Series 5 (5)	$606	October 4, 2011	November 1, 2011	November 21, 2011	Floating	$0.25556
Series 6 (6)	$65	October 4, 2011	December 15, 2011	December 30, 2011	6.70%	$0.41875
Series 7 (6)	$17	October 4, 2011	December 15, 2011	December 30, 2011	6.25%	$0.39063
Series 8 (5)	$2,673	October 4, 2011	November 15, 2011	November 28, 2011	8.625%	$0.53906

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

Enterprise-wide Stress Testing

As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts from our risk profile on earnings, capital and liquidity and serve as a key component of our capital management practices. Scenarios are selected by a group comprised of senior line of business, risk and finance executives. Impacts to each line of business from each scenario are then determined and analyzed, primarily by leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Chief Financial Officer Risk Committee (CFORC), Asset Liability Market Risk Committee (ALMRC) and the Board's Enterprise Risk Committee (ERC) and serves to inform decision making by management and the Board. We have made substantial investments to establish stress testing capabilities as a core business process.

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

Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For additional information regarding global funding and liquidity risk management, see Funding and Liquidity Risk Management on page 67 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, or the parent company, and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets, which we call our Global Excess Liquidity Sources, serve as our primary means of liquidity risk mitigation. Our cash is primarily on deposit with central banks, such as the Federal Reserve. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.

Our Global Excess Liquidity Sources increased $27 billion to $363 billion at September 30, 2011 compared to December 31, 2010 and were maintained as presented in Table 21. This increase was due primarily to liquidity generated by our bank subsidiaries through deposit growth, reductions in LHFS and other factors. Partially offsetting the increase were the results of our ongoing reductions of long-term debt announced in 2010.

Table 21
Global Excess Liquidity Sources
(Dollars in billions)	September 30 2011	December 31 2010	Average for Three Months Ended September 30, 2011
Parent company	$119	$121	$113
Bank subsidiaries	217	180	244
Broker/dealers	27	35	34
Total global excess liquidity sources	$363	$336	$391

As noted in Table 21, the Global Excess Liquidity Sources available to the parent company totaled $119 billion and $121 billion at September 30, 2011 and December 31, 2010. Typically, parent company cash is deposited overnight with BANA.

Table 22 presents the composition of Global Excess Liquidity Sources at September 30, 2011 and December 31, 2010.

Table 22
Global Excess Liquidity Sources Composition
(Dollars in billions)	September 30 2011	December 31 2010
Cash on deposit	$27	$80
U.S. treasuries	63	65
U.S. agency securities and mortgage-backed securities	253	174
Non-U.S. government and supranational securities	20	17
Total global excess liquidity sources	$363	$336

Global Excess Liquidity Sources available to our bank subsidiaries at September 30, 2011 and December 31, 2010 totaled $217 billion and $180 billion. These amounts are distinct from the cash deposited by the parent company presented in Table 21. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe could also be used to generate liquidity, primarily investment-grade MBS. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $194 billion and $170 billion at September 30, 2011 and December 31, 2010. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our broker/dealer subsidiaries at September 30, 2011 and December 31, 2010 totaled $27 billion and $35 billion. Our broker/dealers also held significant amounts of other unencumbered securities that we believe could also be used to generate additional liquidity, including investment-grade securities and equities. Liquidity held in a broker/dealer subsidiary is only available to meet the obligations of that entity and can only be transferred to the parent company or to any other subsidiary with prior regulatory approval due to regulatory restrictions and minimum requirements.

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity and issuances under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), all of which will mature by June 30, 2012. The Corporation has established a target for Time to Required Funding of 21 months. Our Time to Required Funding at September 30, 2011 was 27 months. For purposes of calculating Time to Required Funding for September 30, 2011, we have also included in the amount of unsecured contractual obligations the $8.6 billion liability related to the BNY Mellon Settlement. This settlement is subject to final court approval and certain other conditions, and the timing of the payment is not certain.

We utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. These models are risk sensitive and have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the Time to Required Funding analysis. For additional information on Time to Required Funding and liquidity stress modeling, see page 68 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

Basel III Liquidity Standards

In December 2010, the Basel Committee issued “International framework for liquidity risk measurement, standards and monitoring,” which includes two proposed measures of liquidity risk. These two minimum liquidity measures were initially introduced in guidance in December 2009 and are considered part of Basel III.

The first proposed liquidity measure is the Liquidity Coverage Ratio (LCR), which is calculated as the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under an acute 30-day stress scenario. The second proposed liquidity measure is the Net Stable Funding Ratio (NSFR), which measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee expects the LCR requirement to be implemented in January 2015 and the NSFR requirement to be implemented in January 2018, following an observation period that began in 2011. We continue to monitor the development and the potential impact of these proposals, and, assuming adoption by U.S. banking regulators, we expect to meet the final standards within the regulatory timelines.

Diversified Funding Sources

We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor groups.

We fund a substantial portion of our lending activities through our deposit base, which was $1,041 billion and $1,010 billion at September 30, 2011 and December 31, 2010. Deposits are primarily generated by our Deposits, Global Commercial Banking, GWIM and GBAM segments. These deposits are diversified by clients, product type and geography and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations and FHLB loans.

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

We significantly reduced our use of unsecured short-term borrowings at the parent company and broker/dealer subsidiaries, including commercial paper and master notes, during the nine months ended September 30, 2011. These short-term borrowings were used to support customer activities, short-term financing requirements and cash management objectives.

Table 23 presents information on short-term borrowings.

Table 23
Short-term borrowings
	Three Months Ended September 30				Nine Months Ended September 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Average during period
Federal funds purchased	$1,495	$4,608	0.05%	0.20%	$2,072	$5,205	0.08%	0.14%
Securities loaned or sold under agreements to repurchase (1)	260,334	313,760	1.39	0.76	279,403	367,106	1.35	0.65
Commercial paper (2)	2,653	20,842	(2.27)	0.73	11,704	27,146	0.51	0.56
Other short-term borrowings (3)	38,752	51,938	2.62	1.57	44,404	51,291	2.43	1.69
Total	$303,234	$391,148	1.51	0.86	$337,583	$450,748	1.46	0.76

Maximum month-end balance during period
Federal funds purchased	$1,382	$4,560			$4,133	$8,320
Securities loaned or sold under agreements to repurchase	258,286	312,736			293,519	458,532
Commercial paper	5,836	20,651			21,212	36,236
Other short-term borrowings	38,992	48,049			47,087	63,081

	September 30, 2011				December 31, 2010
	Amount	Rate			Amount	Rate
Period-end balance
Federal funds purchased	$1,382	0.05%			$1,458	0.14%
Securities loaned or sold under agreements to repurchase	246,734	1.29			243,901	1.15
Commercial paper	331	0.70			15,093	0.65
Other short-term borrowings	33,538	2.37			44,869	2.02
Total	$281,985	1.32			$305,321	1.27

(1)	The interest rate for securities loaned or sold under agreements to repurchase increased in the three and nine months ended September 30, 2011 primarily due to an increase in cash flow hedge expense.

(2)
The interest rate for commercial paper for the three months ended September 30, 2011 included gains of $38 million reclassified from accumulated OCI to net interest income related to discontinuing certain cash flow hedges because it was no longer probable that the original forecasted transaction would occur.

(3)
The interest rate for other short-term borrowings increased in the three and nine months ended September 30, 2011 primarily due to higher stock borrow and lending costs driven by client investment and financing activities.

For average and period-end balance discussions, see Balance Sheet Overview on page 17. For more information, see Note 12 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Our mortgage business accesses a liquid market for the sale of newly originated mortgages through contracts with the GSEs and FHA. Contracts with the GSEs are subject to the Seller/Servicer guides issued by those GSEs.

We issue the majority of our long-term unsecured debt at the parent company. During the three and nine months ended September 30, 2011, the parent company issued $4.3 billion and $16.4 billion of long-term unsecured debt. We may also issue long-term unsecured debt at BANA, although there were no new issuances during the three and nine months ended September 30, 2011.

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

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 127.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors with returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities immediately under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a book value of $52.0 billion and $61.1 billion at September 30, 2011 and December 31, 2010.

Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.

Prior to 2010, we participated in the TLGP, which allowed us to issue senior unsecured debt that the FDIC guaranteed in return for a fee based on the amount and maturity of the debt. At September 30, 2011, we had $27.5 billion outstanding under the program. We no longer issue debt under this program and all of our debt issued under TLGP will mature by June 30, 2012. TLGP issuances are included in the unsecured contractual obligations for the Time to Required Funding metric. Under this program, our debt received the highest long-term ratings from the major credit ratings agencies which resulted in a lower total cost of issuance than if we had issued non-FDIC guaranteed long-term debt.

Table 24 represents the book value for aggregate annual maturities of long-term debt at September 30, 2011.

Table 24
Long-term Debt By Maturity
(Dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Bank of America Corporation	$5,266	$43,937	$9,310	$19,396	$13,811	$97,582	$189,302
Merrill Lynch & Co., Inc. and subsidiaries	10,193	19,787	16,899	17,979	4,490	43,546	112,894
Bank of America, N.A. and subsidiaries	1	5,779	—	33	—	9,010	14,823
Other debt	2,768	13,728	4,887	1,671	391	2,140	25,585
Total long-term debt excluding consolidated VIEs	18,228	83,231	31,096	39,079	18,692	152,278	342,604
Long-term debt of consolidated VIEs	3,514	11,285	15,323	9,322	1,282	15,635	56,361
Total long-term debt	$21,742	$94,516	$46,419	$48,401	$19,974	$167,913	$398,965

Table 25 presents our long-term debt in the following currencies at September 30, 2011 and December 31, 2010.

Table 25
Long-term Debt By Major Currency
(Dollars in millions)	September 30 2011	December 31 2010
U.S. Dollar	$270,760	$302,487
Euro	76,077	87,482
Japanese Yen	19,857	19,901
British Pound	14,468	16,505
Canadian Dollar	5,661	6,628
Australian Dollar	5,039	6,924
Swiss Franc	3,004	3,069
Other	4,099	5,435
Total long-term debt	$398,965	$448,431

At September 30, 2011, total long-term debt decreased $49.5 billion or 11 percent, compared to December 31, 2010. This decrease is reflective of our ongoing initiative to reduce long-term debt over time and we have pre-funded our unsecured benchmark parent company borrowing needs for the remainder of 2011. We anticipate we will continue to reduce our long-term debt as appropriate through 2013. For additional information on long-term debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. For additional information regarding funding and liquidity risk management, see pages 67 through 70 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

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

Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control. There can be no assurance that we will maintain our current credit ratings, or that additional downgrades will not occur.

The three primary ratings agencies, Moody's, S&P and Fitch, have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. All three ratings agencies have been reevaluating our ratings and have indicated that they could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. Moody's initiated a rating review of Bank of America, placing our ratings on review for possible downgrade from negative outlook due to its view that the current level of U.S. government support incorporated into our ratings may no longer be appropriate. On September 21, 2011, Moody's completed the review and downgraded the long-term rating of Bank of America Corporation and BANA by two notches due to Moody's decision to lower the amount of uplift for potential government support it incorporates into our ratings. Moody's also downgraded Bank of America Corporation's short-term rating by one notch. In addition, S&P and Fitch have indicated they would reevaluate, and could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. There can be no assurance that S&P and Fitch will refrain from downgrading our credit ratings as well.

Currently, Bank of America Corporation's long-term / short-term senior debt ratings and outlooks expressed by the ratings agencies are as follows: Baa1/P-2 (negative) by Moody's; A/A-1 (negative) by S&P; and A+/F1+ (Rating Watch Negative) by Fitch. BANA's long-term / short-term senior debt ratings and outlooks currently are as follows: A2/P-1 (negative) by Moody's; A+/A-1 (negative) by S&P; and A+/F1+ (Rating Watch Negative) by Fitch. MLPF&S's long-term / short-term senior debt ratings and outlooks are A+/A-1 (negative) by S&P and A+/F1+ (Rating Watch Negative) by Fitch. Merrill Lynch International’s long-term / short-term senior debt ratings are A+/A-1 (negative) by S&P. The credit ratings of Merrill Lynch from the three major credit ratings agencies are the same as those of Bank of America Corporation. The major credit ratings agencies have indicated that the primary drivers of Merrill Lynch's credit ratings are Bank of America Corporation's credit ratings.

A further reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations could likely have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If the short-term credit ratings of our parent company, bank or broker/dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing, and the effect on our incremental cost of funds could be material. For information regarding the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 4 – Derivatives to the Consolidated Financial Statements, Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and Item 1A. Risk Factors of the Corporation's 2010 Annual Report on Form 10-K.

Other factors that influence our credit ratings include changes to the ratings agencies’ methodologies for our industry or certain security types, the ratings agencies’ assessment of the general operating environment for financial services companies, our mortgage exposures, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.

During the third quarter of 2011, Moody's and S&P placed the sovereign rating of the United States on review for possible downgrade due to the probability of a default on the government's debt obligations because of a failure to increase the debt limit. On August 2, 2011, Moody's affirmed its Aaa rating and assigned a negative outlook. On August 5, 2011, S&P downgraded the long-term sovereign credit rating on the United States to AA+, and affirmed the short-term sovereign credit rating; the outlook is negative. On August 16, 2011, Fitch affirmed its long-term ratings on the United States at AAA with a stable outlook. All three ratings agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the United States.

Credit Risk Management

Credit quality continued to show improvement during the first nine months of 2011. Continued economic stability and our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across most portfolios along with risk rating improvements in the commercial portfolios. However, global and national economic uncertainty, home price declines, regulatory initiatives and reform continued to weigh on the credit portfolios through September 30, 2011. For more information, see Executive Summary – Third Quarter 2011 Economic and Business Environment on page 7.

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

Since January 2008, and through the third quarter of 2011, Bank of America and Countrywide have completed nearly 961,000 loan modifications with customers. During the third quarter of 2011, we completed over 52,000 customer loan modifications with a total unpaid principal balance of approximately $11.6 billion, including approximately 23,000 permanent modifications under the government’s Making Home Affordable Program. Of the loan modifications completed in the three months ended September 30, 2011, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and capitalization of past due amounts which represent 57 percent of the volume of modifications completed during the three months ended September 30, 2011, while principal forbearance represented 20 percent, principal forgiveness represented nine percent and capitalization of past due amounts represented nine percent. We also provide rate reductions, rate and payment extensions, principal forgiveness and other actions. These modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 100 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. In October, 2011, Moody's downgraded Spain's Aa2 sovereign credit rating two levels to A1 and downgraded Italy's Aa2 sovereign credit rating three levels to A2. Contagion fears expanded and credit spreads widened further in certain European countries and European banks. Although the financial relief plan announced by European leaders on October 27, 2011 initially drew favorable responses from the financial markets, details remain to be negotiated and implementation is subject to certain contingencies and risks. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. Additionally, rising oil and commodity prices and impacts to global supply chains could result in a disruption of financial and commodity markets and trade which could have a detrimental impact on the global economic recovery. For information on our direct sovereign and non-sovereign exposures in non-U.S. countries, see Non-U.S. Portfolio on page 115. For additional information on our direct sovereign and non-sovereign exposures and the risks associated with a downgrade of the U.S., see Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Consumer Portfolio Credit Risk Management

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used in part to help make both new and existing credit decisions and portfolio management strategies, including authorizations and line management, collection practices and strategies, determination of the allowance for loan and lease losses, and economic capital allocations for credit risk.

For information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Consumer Credit Portfolio

Improvement in the U.S. economy and labor markets throughout most of 2010 and into the first nine months of 2011 resulted in lower credit losses in most consumer portfolios compared to the first nine months of 2010. However, continued stress in the housing market, including declining home prices, continued to adversely impact the home loans portfolio.

Table 26 presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were recorded at fair value upon acquisition. In addition to being included in the “Outstandings” columns in Table 26, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. Loans that were acquired from Merrill Lynch were recorded at fair value including those that were considered credit-impaired upon acquisition. The Merrill Lynch consumer PCI loan portfolio did not materially alter the reported credit quality statistics of the consumer portfolios and is therefore excluded from the “Countrywide Purchased Credit-impaired Loan Portfolio” column and related discussion on page 95. For additional information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio on page 95 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio, but continue to be classified as PCI loans as shown in Table 26. Table 26 also includes consumer loans accounted for under the fair value option that were consolidated in connection with the Assured Guaranty Settlement in the second quarter of 2011. For more information on the Assured Guaranty Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58.

Table 26
Consumer Loans
	Outstandings		Countrywide Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Residential mortgage (1)	$266,516	$257,973	$10,265	$10,592
Home equity	127,736	137,981	12,142	12,590
Discontinued real estate (2)	11,541	13,108	10,241	11,652
U.S. credit card	102,803	113,785	n/a	n/a
Non-U.S. credit card	16,086	27,465	n/a	n/a
Direct/Indirect consumer (3)	90,474	90,308	n/a	n/a
Other consumer (4)	2,810	2,830	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	617,966	643,450	32,648	34,834
Loans accounted for under the fair value option (5)	4,741	n/a	n/a	n/a
Total consumer loans	$622,707	$643,450	$32,648	$34,834

(1)	Outstandings includes non-U.S. residential mortgages of $86 million and $90 million at September 30, 2011 and December 31, 2010.

(2)
Outstandings includes $10.3 billion and $11.8 billion of pay option loans and $1.2 billion and $1.3 billion of subprime loans at September 30, 2011 and December 31, 2010. We no longer originate these products.

(3)
Outstandings includes dealer financial services loans of $43.6 billion and $43.3 billion, consumer lending loans of $8.9 billion and $12.4 billion, U.S. securities-based lending margin loans of $22.3 billion and $16.6 billion, student loans of $6.1 billion and $6.8 billion, non-U.S. consumer loans of $7.8 billion and $8.0 billion and other consumer loans of $1.8 billion and $3.2 billion at September 30, 2011 and December 31, 2010.

(4)
Outstandings includes consumer finance loans of $1.7 billion and $1.9 billion at September 30, 2011 and December 31, 2010. Outstandings also include other non-U.S. consumer loans of $992 million and $803 million and consumer overdrafts of $94 million and $88 million at September 30, 2011 and December 31, 2010.

(5)
Consumer loans accounted for under the fair value option include residential mortgage loans of $1.3 billion and discontinued real estate loans of $3.4 billion at September 30, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. See Consumer Credit Risk – Consumer Loans Accounted for Under the Fair Value Option on page 100 and Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

n/a = not applicable

Table 27 presents accruing consumer loans past due 90 days or more and consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans, which include loans insured by the FHA and individually insured long-term stand-by agreements with FNMA and FHLMC (fully-insured loan portfolio), are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans accruing past due 90 days or more are primarily related to our purchases of delinquent loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due. For additional information on FHA loans, see Off-Balance Sheet Arrangements and Contractual Obligations - Unresolved Claims Status on page 59.

Table 27
Consumer Credit Quality
	Accruing Past Due 90 Days or More		Nonperforming
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Residential mortgage (1, 2)	$20,299	$16,768	$16,430	$17,691
Home equity (1)	—	—	2,333	2,694
Discontinued real estate (1)	—	—	308	331
U.S. credit card	2,128	3,320	n/a	n/a
Non-U.S. credit card	416	599	n/a	n/a
Direct/Indirect consumer	734	1,058	52	90
Other consumer	2	2	24	48
Total (3)	$23,579	$21,747	$19,147	$20,854
Consumer loans as a percentage of outstanding consumer loans (4)	3.82%	3.38%	3.10%	3.24%
Consumer loans as a percentage of outstanding loans excluding Countrywide PCI and fully-insured loan portfolios (4)	0.66	0.92	3.88	3.85

(1)
Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option as referenced in footnote 2 and 3.

(2)
Balances accruing past due 90 days or more are fully-insured loans. These balances include $15.4 billion and $8.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured and $4.9 billion and $8.5 billion of loans on which interest was still accruing at September 30, 2011 and December 31, 2010.

(3)
Balances exclude consumer loans accounted for under the fair value option at September 30, 2011. At September 30, 2011, there were no loans accounted for under fair value option accruing past due 90 days or more and approximately $2.0 billion that were nonperforming. There were no consumer loans accounted for under the fair value option at December 31, 2010.

(4)	Outstanding consumer loans exclude loans accounted for under the fair value option.
n/a = not applicable

Table 28 presents net charge-offs and related ratios for consumer loans and leases for the three and nine months ended September 30, 2011 and 2010.

Table 28
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Residential mortgage	$989	$660	$2,998	$2,700	1.47%	1.10%	1.51%	1.49%
Home equity	1,092	1,372	3,534	5,510	3.35	3.80	3.57	4.98
Discontinued real estate	24	17	70	57	0.80	0.48	0.75	0.54
U.S. credit card	1,639	2,975	5,844	10,455	6.28	10.24	7.33	11.67
Non-U.S. credit card	374	295	1,205	1,868	5.83	4.32	6.02	8.86
Direct/Indirect consumer	301	707	1,192	2,695	1.32	2.93	1.77	3.66
Other consumer	56	80	139	211	7.81	10.68	6.74	9.50
Total	$4,475	$6,106	$14,982	$23,496	2.82	3.81	3.15	4.80

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 2.35 percent and 2.34 percent for residential mortgage, 3.70 percent and 3.94 percent for home equity, 8.34 percent and 7.25 percent for discontinued real estate and 3.50 percent and 3.86 percent for the total consumer portfolio for the three and nine months ended September 30, 2011, respectively. Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 1.38 percent and 1.79 percent for residential mortgage, 4.18 percent and 5.46 percent for home equity, 4.25 percent and 4.53 percent for discontinued real estate and 4.30 percent and 5.35 percent for the total consumer portfolio for the three and nine months ended September 30, 2010, respectively. These are the only product classifications materially impacted by the Countrywide PCI and fully-insured loan portfolios for the three and nine months ended September 30, 2011 and 2010.

During the first quarter of 2011, we announced a plan to manage the exposures we have to certain residential mortgage, home equity and discontinued real estate products through the creation of Legacy Asset Servicing within CRES. Legacy Asset Servicing manages both our owned loans, as well as loans serviced for others, that meet certain criteria. The criteria generally represent home lending standards which we do not consider as part of our continuing core business. The Legacy Asset Servicing portfolio includes the following:

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

The Legacy Asset Servicing portfolio was established as of January 1, 2011. Since making the determination of the pool of loans to be included in the Legacy Asset Servicing portfolio, the criteria have not changed for this portfolio; however, the criteria continue to be evaluated over time. Information presented relating to periods prior to December 31, 2010 was not restated to conform to the realignment between the core portfolio and Legacy Asset Servicing portfolio. For more information on Legacy Asset Servicing within CRES, see page 39.

Table 29
Home Loans Portfolio
	Outstandings		Nonperforming		Net Charge-offs
					September 30, 2011
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010	Three Months Ended	Nine Months Ended
Core portfolio
Residential mortgage	$179,121	$166,927	$2,075	$1,510	$145	$202
Home equity	68,256	71,519	336	107	165	313
Legacy Asset Servicing owned portfolio
Residential mortgage (1)	87,395	91,046	14,355	16,181	844	2,796
Home equity	59,480	66,462	1,997	2,587	927	3,221
Discontinued real estate (1)	11,541	13,108	308	331	24	70
Home loans portfolio
Residential mortgage	266,516	257,973	16,430	17,691	989	2,998
Home equity	127,736	137,981	2,333	2,694	1,092	3,534
Discontinued real estate	11,541	13,108	308	331	24	70
Total home loans portfolio	$405,793	$409,062	$19,071	$20,716	$2,105	$6,602

(1)
Balances exclude consumer loans accounted for under the fair value option of residential mortgage loans of $1.3 billion and discontinued real estate loans of $3.4 billion at September 30, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that excludes the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the Countrywide PCI loan portfolios on page 95.

Residential Mortgage

The residential mortgage portfolio, which excludes the discontinued real estate portfolio acquired from Countrywide, makes up the largest percentage of our consumer loan portfolio at 43 percent of consumer loans at September 30, 2011. Approximately 14 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is mostly in All Other and is comprised of both originated loans as well as purchased loans used in our overall ALM activities.

Outstanding balances in the residential mortgage portfolio, excluding $1.3 billion of loans accounted for under the fair value option, increased $8.5 billion at September 30, 2011 compared to December 31, 2010 as new origination volume, which is primarily fully-insured, was partially offset by paydowns, charge-offs and transfers to foreclosed properties. In addition, repurchases of FHA delinquent loans pursuant to our servicing agreements with GNMA also increased the residential mortgage portfolio during the nine months ended September 30, 2011. There were no bulk repurchases of FHA delinquent loans during the three months ended September 30, 2011. At September 30, 2011 and December 31, 2010, the residential mortgage portfolio included $91.9 billion and $67.2 billion of outstanding fully-insured loans of which $24.8 billion and $20.1 billion were related to repurchases of FHA delinquent loans pursuant to our servicing agreements with GNMA. The remainder of the portfolio represents fully-insured originations that were retained on-balance sheet. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of FHA insurance and long-term stand-by agreements with FNMA and FHLMC.

We have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles and long-term stand-by agreements with FNMA and FHLMC as described in Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

At September 30, 2011 and December 31, 2010, the synthetic securitization vehicles referenced $35.5 billion and $53.9 billion of residential mortgage loans and provided loss protection up to $866 million and $1.1 billion. At September 30, 2011 and December 31, 2010, the Corporation had a receivable of $390 million and $722 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the Countrywide PCI and fully-insured loan portfolios, for both the three and nine months ended September 30, 2011 would have been reduced by nine bps and 14 bps compared to seven bps and nine bps for the same periods in 2010.

At September 30, 2011 and December 31, 2010, $21.4 billion and $12.9 billion in loans were protected by long-term stand-by agreements. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses.

Synthetic securitizations and the long-term stand-by agreements with FNMA and FHLMC together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At September 30, 2011 and December 31, 2010, these vehicles had the cumulative effect of reducing our risk-weighted assets by $7.4 billion and $8.2 billion, and increased our Tier 1 capital ratio by six bps for both periods and our Tier 1 common capital ratio by five bps for both periods.

Table 30 presents certain residential mortgage key credit statistics on both a reported basis and excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the Countrywide PCI loan portfolio, see page 95.

Table 30
Residential Mortgage - Key Credit Statistics
	Reported Basis (1)		Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Outstandings	$266,516	$257,973	$164,373	$180,136
Accruing past due 30 days or more	28,146	24,267	4,006	5,117
Accruing past due 90 days or more	20,299	16,768	n/a	n/a
Nonperforming loans	16,430	17,691	16,430	17,691
Percent of portfolio
Refreshed LTV greater than 90 but less than 100	15%	15%	11%	11%
Refreshed LTV greater than 100	34	32	26	24
Refreshed FICO below 620	21	20	16	15
2006 and 2007 vintages (2)	27	32	37	40

	Reported Basis				Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010	2011	2010	2011	2010
Net charge-off ratio (3)	1.47%	1.10%	1.51%	1.49%	2.35%	1.38%	2.34%	1.79%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option at September 30, 2011. There were no residential mortgage loans accounted for under the fair value option at December 31, 2010. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
These vintages of loans account for 64 percent and 67 percent of nonperforming residential mortgage loans at September 30, 2011 and December 31, 2010. These vintages of loans accounted for 70 percent and 73 percent of residential mortgage net charge-offs during the three and nine months ended September 30, 2011 and 79 percent for both the same periods in 2010.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans, excluding loans accounted for under the fair value option.
n/a = not applicable

Nonperforming residential mortgage loans decreased $1.3 billion compared to December 31, 2010 as charge-offs, driven by refreshed valuations of underlying collateral, nonperforming loans returning to performing status, and paydowns and payoffs outpaced new inflows, which continued to slow in the nine months ended September 30, 2011 due to favorable delinquency trends. Accruing loans past due 30 days or more decreased $1.1 billion to $4.0 billion at September 30, 2011. At September 30, 2011, $11.8 billion, or 72 percent, of the nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Net charge-offs increased $329 million to $989 million for the three months ended September 30, 2011, or 2.35 percent of total average residential mortgage loans compared to 1.38 percent for the same period in 2010. Net charge-offs increased $298 million to $3.0 billion for the nine months ended September 30, 2011, or 2.34 percent of total average residential mortgage loans compared to 1.79 percent for the same period in 2010. These increases in net charge-offs for the three and nine month periods were primarily driven by further deterioration in home prices on loans greater than 180 days past due which were written down to their underlying collateral value partially offset by favorable delinquency trends. In addition to the factors noted above, the nine months ended September 30, 2010 included $175 million of net charge-offs in the first half of 2010 related to compliance with regulatory guidance on collateral dependent modified loans that were written down to their underlying collateral value. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns and charge-offs outpacing new originations.

Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed LTV, loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised six percent of the residential mortgage portfolio at both September 30, 2011 and December 31, 2010. Loans with all of these risk characteristics accounted for 23 percent of the residential mortgage net charge-offs during both the three and nine months ended September 30, 2011 compared to 27 percent for both the same periods in 2010.

Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the residential mortgage portfolio at both September 30, 2011 and December 31, 2010. Loans with a refreshed LTV greater than 100 percent represented 26 percent of the residential mortgage loan portfolio at September 30, 2011 and 24 percent at December 31, 2010. Of the loans with a refreshed LTV greater than 100 percent, 92 percent and 88 percent were performing at September 30, 2011 and December 31, 2010. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration over the past several years. Loans to borrowers with refreshed FICO scores below 620 represented 16 percent and 15 percent of the residential mortgage portfolio at September 30, 2011 and December 31, 2010.

Of the $164.4 billion and $180.1 billion in total residential mortgage loans outstanding at September 30, 2011 and December 31, 2010, as shown in Table 31, 35 percent were originated as interest-only loans at both dates. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $12.1 billion, or 21 percent, at September 30, 2011. Residential mortgage loans that have entered the amortization period have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. As of September 30, 2011, $358 million, or three percent, of outstanding residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $4.0 billion, or two percent, of accruing past due 30 days or more for the entire residential mortgage portfolio. In addition, at September 30, 2011, $1.9 billion, or 16 percent, of outstanding residential mortgages that had entered the amortization period were nonperforming compared to $16.4 billion, or 10 percent, of nonperforming loans for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest only period of 3 to 10 years and more than 80 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Table 31 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent and 13 percent of outstandings at September 30, 2011 and December 31, 2010. Loans within this MSA comprised only seven percent of net charge-offs for both the three and nine months ended September 30, 2011 and 2010.

Table 31
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2011	December 31 2010	September 30 2011	December 31 2010	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2011	2010	2011	2010
California	$55,637	$63,677	$5,664	$6,389	$339	$243	$1,012	$1,130
Florida	12,771	13,298	1,967	2,054	142	89	484	384
New York	11,691	12,198	794	772	29	6	85	27
Texas	7,948	8,466	469	492	16	9	42	29
Virginia	5,907	6,441	420	450	14	15	51	56
Other U.S./Non-U.S.	70,419	76,056	7,116	7,534	449	298	1,324	1,074
Residential mortgage loans (2)	$164,373	$180,136	$16,430	$17,691	$989	$660	$2,998	$2,700
Fully-insured loan portfolio	91,878	67,245
Countrywide purchased credit-impaired residential mortgage loan portfolio	10,265	10,592
Total residential mortgage loan portfolio	$266,516	$257,973

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option at September 30, 2011. There were no residential mortgage loans accounted for under the fair value option at December 31, 2010. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)	Amount excludes the Countrywide PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At September 30, 2011 and December 31, 2010, our CRA portfolio was $13.2 billion and $13.8 billion, or eight percent of the residential mortgage loan balances for both periods. The CRA portfolio included $2.6 billion and $3.0 billion of nonperforming loans at September 30, 2011 and December 31, 2010 representing 16 percent and 17 percent of total nonperforming residential mortgage loans. Net charge-offs related to the CRA portfolio were $163 million and $183 million for the three months ended September 30, 2011 and 2010, or 16 percent and 28 percent of total net charge-offs for the residential mortgage portfolio. Net charge-offs related to this portfolio were $575 million and $683 million for the nine months ended September 30, 2011 and 2010, or 19 percent and 25 percent of total net charge-offs for the residential mortgage portfolio.

For information on representations and warranties related to our residential mortgage portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Home Equity

The home equity portfolio makes up 21 percent of the consumer portfolio and is comprised of HELOC, home equity loans and reverse mortgages. As of September 30, 2011, our HELOC portfolio had an outstanding balance of $105.5 billion or 83 percent of the home equity portfolio. HELOCs generally have an initial draw period of 10 years with approximately 12 percent of the portfolio having a draw period of five years with a five-year renewal option. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans. As of September 30, 2011, our home equity loan portfolio had an outstanding balance of $21.1 billion, or 16 percent of the home equity portfolio. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and approximately 52 percent of these loans have 25 to 30-year terms. As of September 30, 2011, our reverse mortgage portfolio had an outstanding balance of $1.1 billion or one percent of the total home equity portfolio. In the first quarter of 2011, we announced that we were exiting the reverse mortgage origination business.

At September 30, 2011, approximately 87 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $10.2 billion at September 30, 2011 compared to December 31, 2010 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at September 30, 2011 and December 31, 2010, $24.9 billion, or 20 percent, and $24.8 billion, or 18 percent, were in first-lien positions (21 percent and 20 percent excluding the Countrywide PCI home equity portfolio). For more information on the Countrywide PCI home equity portfolio, see page 95. As of September 30, 2011, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $40.1 billion, or 35 percent, of our home equity portfolio excluding the Countrywide PCI loan portfolio.

Unused HELOCs totaled $68.6 billion at September 30, 2011 compared to $80.1 billion at December 31, 2010. This decrease was due primarily to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 61 percent at September 30, 2011 compared to 59 percent at December 31, 2010.

Table 32 presents certain home equity portfolio key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.

Table 32
Home Equity - Key Credit Statistics
	Reported Basis		Excluding Countrywide Purchased Credit-impaired Loans
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Outstandings	$127,736	$137,981	$115,594	$125,391
Accruing past due 30 days or more (1)	1,715	1,929	1,715	1,929
Nonperforming loans (1)	2,333	2,694	2,333	2,694
Percent of portfolio
Refreshed combined loan-to-value greater than 90 but less than 100	10%	11%	10%	11%
Refreshed combined loan-to-value greater than 100	38	34	35	30
Refreshed FICO below 620	13	14	12	12
2006 and 2007 vintages (2)	50	50	46	47

	Reported Basis				Excluding Countrywide Purchased Credit-impaired Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010	2011	2010	2011	2010
Net charge-off ratio (3)	3.35%	3.80%	3.57%	4.98%	3.70%	4.18%	3.94%	5.46%

(1)
Accruing past due 30 days or more includes $692 million and $662 million and nonperforming loans includes $705 million and $480 million of loans where we serviced the underlying first-lien at September 30, 2011 and December 31, 2010.

(2)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 54 percent and 57 percent of nonperforming home equity loans at September 30, 2011 and December 31, 2010. These vintages of loans accounted for 65 percent of net charge-offs for both the three and nine months ended September 30, 2011 and 2010.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.

Nonperforming outstanding balances in the home equity portfolio decreased $361 million compared to December 31, 2010 driven primarily by charge-offs, nonperforming loans returning to performing status and paydowns and payoffs which together outpaced delinquency inflows, which continued to slow during the nine months ended September 30, 2011 due to favorable early stage delinquency trends. Accruing outstanding balances past due 30 days or more decreased $214 million at September 30, 2011. At September 30, 2011, $965 million, or 41 percent, of the nonperforming home equity portfolio was 180 days or more past due and had been written down to their fair values.

In some cases, the junior-lien home equity outstanding balance that we hold is current, but the underlying first-lien is not. For outstanding balances in the home equity portfolio in which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans in which the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first mortgage pertains to the same property for which we hold a second- or more junior-lien loan. As of September 30, 2011, we estimate that $5.0 billion of current second-lien or more junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $1.5 billion of that amount, with the remaining $3.5 billion serviced by third parties. Of the $5.0 billion current second-lien loans, we estimate that approximately $2.6 billion had first-lien loans that were 120 days or more past due, of which approximately $2.1 billion had first-lien loans serviced by third parties and we have therefore assumed for purposes of this disclosure the worst delinquency status of all outstanding mortgages for the borrower as discussed above.

Net charge-offs decreased $280 million to $1.1 billion, or 3.70 percent of the total average home equity portfolio, for the three months ended September 30, 2011 compared to $1.4 billion, or 4.18 percent, for the same period in the prior year primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy. Net charge-offs decreased $2.0 billion to $3.5 billion, or 3.94 percent of the total average home equity portfolio, for the nine months ended September 30, 2011 compared to $5.5 billion, or 5.46 percent, for the same period in the prior year. In addition to the factors noted in the three-month discussion above, the net charge-off amounts during the nine months ended September 30, 2011 were impacted by the implementation of regulatory guidance on collateral dependent modified loans which resulted in $771 million in net charge-offs for the first half of 2010. Net charge-off ratios were further impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

There are certain characteristics of the outstanding loan balances in the home equity portfolio that have contributed to higher losses including those loans with a high refreshed combined loan-to-value (CLTV), loans that were originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures below address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised 10 percent of the total home equity portfolio at both September 30, 2011 and December 31, 2010, but have accounted for 30 percent and 28 percent of the home equity net charge-offs during the three and nine months ended September 30, 2011 compared to 27 percent and 29 percent for the same periods in 2010.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 10 percent of the home equity portfolio at September 30, 2011 and 11 percent at December 31, 2010. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 35 percent and 30 percent of the home equity portfolio at September 30, 2011 and December 31, 2010. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 96 percent of the customers were current. For second-lien loans with a refreshed CLTV greater than 100 percent that are current, 88 percent were also current on the underlying first-lien loans. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration over the past several years has contributed to an increase in CLTV ratios. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented 12 percent of the home equity portfolio at both September 30, 2011 and December 31, 2010.

Of the $115.6 billion in total home equity portfolio outstandings, 77 percent and 75 percent at September 30, 2011 and December 31, 2010 were originated as interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $1.5 billion, or two percent of total HELOCs, at September 30, 2011. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. As of September 30, 2011, $50 million, or three percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $1.5 billion, or one percent, of accruing past due 30 days or more for the entire HELOC portfolio. In addition, at September 30, 2011, $54 million, or four percent, of outstanding HELOCs that had entered the amortization period were nonperforming compared to $1.9 billion, or two percent, that were nonperforming for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended September 30, 2011, approximately 64 percent of these customers did not pay down any principal on their HELOCs.

Table 33 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both September 30, 2011 and December 31, 2010. This MSA comprised six percent and seven percent of net charge-offs for the three and nine months ended September 30, 2011 and six percent for both of the same periods in 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both September 30, 2011 and December 31, 2010. This MSA comprised 11 percent of net charge-offs for both the three and nine months ended September 30, 2011 and 11 percent and 12 percent for the same periods in 2010.

For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 33
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
	September 30 2011	December 31 2010	September 30 2011	December 31 2010	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2011	2010	2011	2010
California	$33,103	$35,426	$596	$708	$387	$453	$1,164	$1,925
Florida	13,785	15,028	387	482	201	278	687	1,163
New Jersey	7,640	8,153	159	169	38	44	128	174
New York	7,582	8,061	227	246	45	52	155	217
Massachusetts	5,048	5,657	66	71	17	21	59	82
Other U.S./Non-U.S.	48,436	53,066	898	1,018	404	524	1,341	1,949
Home equity loans (1)	$115,594	$125,391	$2,333	$2,694	$1,092	$1,372	$3,534	$5,510
Countrywide purchased credit-impaired home equity portfolio	12,142	12,590
Total home equity loan portfolio	$127,736	$137,981

(1)	Amount excludes the Countrywide PCI home equity portfolio.

Discontinued Real Estate

The discontinued real estate portfolio, excluding $3.4 billion of loans accounted for under the fair value option, totaled $11.5 billion at September 30, 2011 and consists of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At September 30, 2011, the Countrywide PCI loan portfolio was $10.2 billion, or 89 percent of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio on page 95 for more information on the discontinued real estate portfolio.

At September 30, 2011, the purchased discontinued real estate portfolio that was not credit-impaired was $1.3 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 29 percent of the portfolio and those with refreshed FICO scores below 620 represented 46 percent of the portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at September 30, 2011.

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

At September 30, 2011, the unpaid principal balance of pay option loans was $12.5 billion, with a carrying amount of $10.3 billion, including $9.4 billion of loans that were credit-impaired upon acquisition which are reserved for based on a life-of-loan loss estimate in accordance with applicable accounting standards. The total unpaid principal balance of pay option loans with accumulated negative amortization was $10.2 billion including $724 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, the percentage electing to make only the minimum payment on option ARMs was 73 percent at September 30, 2011 compared to 69 percent at December 31, 2010. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation (e.g., prepayment and default rates). Of the loans in the pay-option portfolio at September 30, 2011 that have not already experienced a payment reset, one percent are expected to reset in the remainder of 2011, seven percent are expected to reset in 2012 and approximately 15 percent are expected to reset thereafter. In addition, approximately seven percent are expected to prepay and approximately 70 percent are expected to default prior to being reset, most of which are severely delinquent as of September 30, 2011.

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

Table 34 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio at September 30, 2011 and December 31, 2010.

Table 34
Countrywide Purchased Credit-impaired Loan Portfolio
	September 30, 2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	% of Unpaid Principal Balance
Residential mortgage (1)	$10,874	$10,265	$1,321	$8,944	82.25%
Home equity	13,022	12,142	5,073	7,069	54.29
Discontinued real estate	12,721	10,241	1,845	8,396	66.00
Total Countrywide purchased credit-impaired loan portfolio	$36,617	$32,648	$8,239	$24,409	66.66
	December 31, 2010
Residential mortgage (1)	$11,481	$10,592	$663	$9,929	86.48%
Home equity	15,072	12,590	4,467	8,123	53.89
Discontinued real estate	14,893	11,652	1,204	10,448	70.15
Total Countrywide purchased credit-impaired loan portfolio	$41,446	$34,834	$6,334	$28,500	68.76

(1)
Certain PCI loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified and are now included in the residential mortgage outstandings along with the related valuation allowance.

Of the unpaid principal balance at September 30, 2011, $13.6 billion was 180 days or more past due, including $9.7 billion of first-lien and $3.9 billion of home equity. Of the $23.0 billion that is less than 180 days past due, $19.8 billion, or 86 percent of the total unpaid principal balance was current based on the contractual terms while $1.7 billion, or seven percent, was in early stage delinquency. During the three months ended September 30, 2011, we did not record a provision for credit losses on the Countrywide PCI loan portfolio as slight deterioration in our home price forecast was offset by improving portfolio trends. This compared to a total provision for the Countrywide PCI loan portfolio of $260 million during the three months ended September 30, 2010. For the nine months ended September 30, 2011, we recorded $1.9 billion of provision for credit losses for the Countrywide PCI loan portfolio including $997 million for discontinued real estate, $605 million for home equity loans and $303 million for residential mortgage. This compared to a total provision of $1.5 billion during the nine months ended September 30, 2010. Provision expense for the nine months ended September 30, 2011 was driven primarily by a more negative home price outlook versus previous expectations. For further information on the Countrywide PCI loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Additional information is provided below on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The Countrywide PCI residential mortgage loan portfolio comprised 31 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 38 percent of the Countrywide PCI residential mortgage loan portfolio at September 30, 2011. Loans with a refreshed LTV greater than 90 percent represented 61 percent of the Countrywide PCI residential mortgage loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 84 percent based on the unpaid principal balance at September 30, 2011. Those loans that were originally classified as Countrywide PCI discontinued real estate loans upon acquisition and have been subsequently modified are now included in the Countrywide PCI residential mortgage outstandings. Table 35 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 35
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	September 30 2011	December 31 2010
California	$5,706	$5,882
Florida	769	779
Virginia	550	579
Maryland	264	271
Texas	148	164
Other U.S./Non-U.S.	2,828	2,917
Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$10,265	$10,592

Purchased Credit-impaired Home Equity Portfolio

The Countrywide PCI home equity portfolio comprised 37 percent of the total Countrywide PCI loan portfolio. Those loans with a refreshed FICO score below 620 represented 24 percent of the Countrywide PCI home equity portfolio at September 30, 2011. Loans with a refreshed CLTV greater than 90 percent represented 82 percent of the Countrywide PCI home equity portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 85 percent based on the unpaid principal balance at September 30, 2011. Table 36 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 36
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	September 30 2011	December 31 2010
California	$4,032	$4,178
Florida	745	750
Arizona	508	520
Virginia	501	532
Colorado	349	375
Other U.S./Non-U.S.	6,007	6,235
Total Countrywide purchased credit-impaired home equity portfolio	$12,142	$12,590

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio

The Countrywide PCI discontinued real estate loan portfolio comprised 32 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 61 percent of the Countrywide PCI discontinued real estate loan portfolio at September 30, 2011. Loans with a refreshed LTV, or CLTV in the case of second-liens, greater than 90 percent represented 39 percent of the Countrywide PCI discontinued real estate loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 82 percent based on the unpaid principal balance at September 30, 2011. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool. Table 37 presents outstandings net of purchase accounting adjustments and before the related valuation adjustment, by certain state concentrations.

Table 37
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations
(Dollars in millions)	September 30 2011	December 31 2010
California	$5,520	$6,322
Florida	964	1,121
Washington	334	368
Virginia	290	344
Arizona	272	339
Other U.S./Non-U.S.	2,861	3,158
Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$10,241	$11,652

U.S. Credit Card

The consumer U.S. credit card portfolio is managed in Card Services. Outstandings in the U.S. credit card loan portfolio decreased $11.0 billion compared to December 31, 2010 due to higher payment rates, charge-offs and portfolio divestitures. For the three and nine months ended September 30, 2011, net charge-offs decreased $1.3 billion to $1.6 billion, and $4.6 billion to $5.8 billion compared to the same periods in the prior year due to improvements in delinquencies, collections and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $1.9 billion while loans 90 days or more past due and still accruing interest decreased $1.2 billion compared to December 31, 2010 due to improvement in the U.S. economy. Table 38 presents certain key credit statistics for the consumer U.S. credit card portfolio.

Table 38
U.S. Credit Card - Key Credit Statistics
(Dollars in millions)			September 30 2011	December 31 2010
Outstandings			$102,803	$113,785
Accruing past due 30 days or more			4,019	5,913
Accruing past due 90 days or more			2,128	3,320
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net charge-offs
Amount	$1,639	$2,975	$5,844	$10,455
Ratios (1)	6.28%	10.24%	7.33%	11.67%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.

Table 39 presents certain state concentrations for the U.S. credit card portfolio.

Table 39
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2011	December 31 2010	September 30 2011	December 31 2010	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2011	2010	2011	2010
California	$15,284	$17,028	$371	$612	$310	$633	$1,132	$2,216
Florida	7,959	9,121	223	376	184	353	680	1,308
Texas	6,934	7,581	132	207	96	177	345	633
New York	6,286	6,862	126	192	91	166	322	553
New Jersey	4,197	4,579	86	132	64	106	221	358
Other U.S.	62,143	68,614	1,190	1,801	894	1,540	3,144	5,387
Total U.S. credit card portfolio	$102,803	$113,785	$2,128	$3,320	$1,639	$2,975	$5,844	$10,455

Unused lines of credit for U.S. credit card totaled $384.0 billion at September 30, 2011 compared to $399.7 billion at December 31, 2010. The $15.7 billion decrease was driven by the closure of inactive accounts, account management initiatives on higher risk accounts and portfolio divestitures.

Non-U.S. Credit Card

The consumer non-U.S. credit card portfolio is included in All Other. During the third quarter of 2011, as a result of our announcement to sell our Canadian consumer card business and the intent to exit the European consumer card businesses, the non-U.S. credit card portfolio was moved from Card Services to All Other and the Canadian credit card loan portfolio was moved to LHFS. Outstandings in the non-U.S. credit card portfolio decreased $11.4 billion compared to December 31, 2010 due to the transfer of certain loans to LHFS, lower origination volume and charge-offs. Compared to the three and nine months ended September 30, 2010, net charge-offs increased $79 million to $374 million and decreased $663 million to $1.2 billion due primarily to the impact of aligning charge-off policies on certain types of renegotiated loans in the second quarter of 2010, which accelerated charge-offs in the second quarter of 2010, but resulted in lower charge-offs in the third quarter of 2010.

Unused lines of credit for non-U.S. credit card totaled $39.0 billion at September 30, 2011 compared to $60.3 billion at December 31, 2010. The $21.3 billion decrease was driven primarily by the transfer of the Canadian credit card loan portfolio to LHFS.

Table 40 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 40
Non-U.S. Credit Card - Key Credit Statistics
(Dollars in millions)			September 30 2011	December 31 2010
Outstandings			$16,086	$27,465
Accruing past due 30 days or more			808	1,354
Accruing past due 90 days or more			416	599
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net charge-offs
Amount	$374	$295	$1,205	$1,868
Ratios (1)	5.83%	4.32%	6.02%	8.86%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.

Direct/Indirect Consumer

At September 30, 2011, approximately 48 percent of the direct/indirect portfolio was included in Global Commercial Banking (dealer financial services - automotive, marine, aircraft and recreational vehicle loans), 35 percent was included in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), 10 percent was included in Card Services (consumer personal loans) and the remainder was in All Other (student loans).

Outstanding loans and leases increased $166 million compared to December 31, 2010 due to securities-based lending growth and product transfers from U.S. commercial, largely offset by lower outstandings in the Card Services unsecured consumer lending portfolio. For the three and nine months ended September 30, 2011, net charge-offs decreased $406 million and $1.5 billion to $301 million and $1.2 billion, or 1.32 percent and 1.77 percent of total average direct/indirect loans compared to 2.93 percent and 3.66 percent for the same periods in the prior year. This decrease was primarily driven by improvements in delinquencies, collections and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings. An additional driver was lower net charge-offs in the dealer financial services portfolio due to the impact of higher credit quality originations and higher resale values.

For the three and nine months ended September 30, 2011, net charge-offs in the unsecured consumer lending portfolio decreased $353 million and $1.3 billion to $222 million and $913 million, or 9.36 percent and 11.59 percent of total average unsecured consumer lending loans compared to 15.18 percent and 17.45 percent for the same periods in the prior year. For the three and nine months ended September 30, 2011, net charge-offs in the dealer financial services portfolio decreased $41 million and $150 million to $63 million and $210 million, or 0.60 percent and 0.67 percent of total average dealer financial services loans compared to 0.90 percent and 1.05 percent for the same periods in the prior year. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $756 million to $1.9 billion at September 30, 2011 compared to $2.6 billion at December 31, 2010 due to improvements in both the unsecured consumer lending and dealer financial services portfolios.

Table 41 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 41
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2011	December 31 2010	September 30 2011	December 31 2010	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2011	2010	2011	2010
California	$11,329	$10,558	$83	$132	$44	$120	$180	$481
Texas	7,987	7,885	53	78	23	55	93	211
Florida	7,139	6,725	51	80	32	70	116	278
New York	5,177	4,770	41	56	15	41	64	147
Georgia	2,795	2,814	35	44	12	28	47	102
Other U.S./Non-U.S.	56,047	57,556	471	668	175	393	692	1,476
Total direct/indirect loan portfolio	$90,474	$90,308	$734	$1,058	$301	$707	$1,192	$2,695

Other Consumer

At September 30, 2011, approximately 96 percent of the $2.8 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited and non-U.S. consumer loan portfolios that are included in All Other. The remainder is primarily deposit overdrafts in Deposits.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option were $4.7 billion at September 30, 2011 and include $3.4 billion of discontinued real estate loans and $1.3 billion of residential mortgage loans consolidated in connection with the Assured Guaranty Settlement in the second quarter of 2011. For more information on the Assured Guaranty Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58. This portfolio is managed as part of our Legacy Asset Servicing portfolio and is included in CRES. We recorded losses of $454 million resulting from changes in the fair value of the loan portfolio during the three months ended September 30, 2011. These amounts were primarily attributable to changes in instrument-specific credit risk and were recorded in other income and offset by gains recorded on the related long-term debt that was also consolidated at the time of the Assured Guaranty Settlement.

Nonperforming Consumer Loans and Foreclosed Properties Activity

Table 42 presents nonperforming consumer loans and foreclosed properties activity for the three and nine months ended September 30, 2011 and 2010. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio or loans that we account for under the fair value option. For further information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. Nonperforming loans declined $331 million and $1.7 billion during the three and nine months ended September 30, 2011. Delinquency inflows to nonaccrual loans slowed compared to the prior year due to favorable portfolio trends and were more than offset by charge-offs, nonperforming loans returning to performing status, and paydowns and payoffs.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the estimated property value for estimated costs to sell, is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At September 30, 2011, $14.9 billion, or 71 percent, of the nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less estimated costs to sell, including $13.0 billion of nonperforming loans 180 days or more past due and $1.9 billion of foreclosed properties.

Foreclosed properties increased $95 million and $643 million during the three and nine months ended September 30, 2011. The increase for the nine months ended September 30, 2011 was due in part to $158 million of foreclosed properties consolidated in connection with the Assured Guaranty Settlement in the second quarter of 2011. For more information on the Assured Guaranty Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date. However, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Net changes to foreclosed properties related to PCI loans were an increase of $121 million and $371 million for the three and nine months ended September 30, 2011 compared to a reduction of $134 million and an increase of $221 million for the same periods in 2010. Not included in foreclosed properties at September 30, 2011 was $1.4 billion of real estate that we acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period.

In October 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding (judicial states) and stopped foreclosure sales in all states in order to complete an assessment of related business processes. We have resumed foreclosure sales in all non-judicial states; however, while we have recently resumed foreclosure proceedings in nearly all judicial states, our progress on foreclosure sales in judicial states has been significantly slower than in non-judicial states. We have also not resumed foreclosure sales for certain types of customers, including those in bankruptcy and those with FHA-insured loans, although we have resumed foreclosure proceedings with respect to certain customers in bankruptcy and with FHA-insured loans. The implementation of changes in procedures and controls, including loss mitigation procedures related to our ability to recover on FHA insurance-related claims, as well as governmental, regulatory and judicial actions, may result in continuing delays in foreclosure proceedings and foreclosure sales, as well as creating obstacles to the collection of certain fees and expenses, in both judicial and non-judicial foreclosures. For additional information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 66.

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

As a result of accounting guidance on PCI loans, beginning January 1, 2010, modifications of loans in the PCI loan portfolio do not result in removal of the loan from the PCI loan pool. TDRs in the consumer real estate portfolio that were removed from the PCI loan portfolio prior to the adoption of this accounting guidance were $1.9 billion and $2.1 billion at September 30, 2011 and December 31, 2010, of which $474 million and $426 million were nonperforming. These nonperforming loans are excluded from Table 42.

Nonperforming consumer real estate TDRs, included in Table 42, as a percentage of total nonperforming consumer loans and foreclosed properties, increased to 21 percent at September 30, 2011 from 16 percent at December 31, 2010.

Table 42
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Nonperforming loans, beginning of period	$19,478	$21,684	$20,854	$20,839
Additions to nonperforming loans:
New nonaccrual loans (2)	4,255	4,551	12,396	17,016
Reductions in nonperforming loans:
Paydowns and payoffs	(1,163)	(917)	(2,945)	(2,070)
Returns to performing status (3)	(1,072)	(1,469)	(3,723)	(5,806)
Charge-offs (4)	(1,972)	(1,987)	(6,262)	(7,511)
Transfers to foreclosed properties	(379)	(433)	(1,173)	(1,039)
Total net additions (reductions) to nonperforming loans	(331)	(255)	(1,707)	590
Total nonperforming loans, September 30 (5)	19,147	21,429	19,147	21,429
Foreclosed properties, beginning of period	1,797	1,744	1,249	1,428
Additions to foreclosed properties:
New foreclosed properties	635	541	2,171	1,937
Reductions in foreclosed properties:
Sales	(469)	(747)	(1,344)	(1,743)
Write-downs	(71)	(53)	(184)	(137)
Total net additions (reductions) to foreclosed properties	95	(259)	643	57
Total foreclosed properties, September 30	1,892	1,485	1,892	1,485
Nonperforming consumer loans and foreclosed properties, September 30	$21,039	$22,914	$21,039	$22,914
Nonperforming consumer loans as a percentage of outstanding consumer loans (6)	3.10%	3.38%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties (6)	3.39	3.60

(1)
Balances do not include nonperforming LHFS of $724 million and $1.1 billion at September 30, 2011 and 2010 as well as loans accruing past due 90 days or more as presented in Table 27 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)	The nine months ended September 30, 2010 includes $448 million of nonperforming loans as a result of the consolidation of variable interest entities.

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

(5)	At September 30, 2011, 68 percent of nonperforming loans 180 days or more past due and were written down through charge-offs to 64 percent of the unpaid principal balance.

(6)	Outstanding consumer loans exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan into foreclosed properties. Thereafter, all gains and losses in value are recorded in noninterest expense. New foreclosed properties in the table above are net of $85 million and $158 million of charge-offs for the three months ended September 30, 2011 and 2010, recorded during the first 90 days after transfer. For the nine months ended September 30, 2011 and 2010, new foreclosed properties in the table above are net of $245 million and $554 million of charge-offs, recorded during the first 90 days after transfer.

We also work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans, while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all of our credit card and other consumer loan modifications involve a reduction in the cardholder’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered to be TDRs (the renegotiated TDR portfolio). We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded from Table 42, as substantially all of these loans remain on accrual status until either charged-off or paid in full. At September 30, 2011, our renegotiated TDR portfolio was $8.2 billion, of which $6.3 billion was current or less than

30 days past due under the modified terms compared to $11.4 billion at December 31, 2010, of which $8.7 billion was current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by lower new program enrollments as well as attrition throughout the nine months ended September 30, 2011. For more information on the renegotiated TDR portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

As a result of the new accounting guidance on TDRs, we recorded $52 million of consumer loan modifications that in previous periods had not been classified as TDRs. These additions did not have a significant impact on our allowance for credit losses or provision expense. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Table 43 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans in Table 42.

Table 43
Home Loans Troubled Debt Restructurings
	September 30, 2011			December 31, 2010
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$16,516	$4,249	$12,267	$11,788	$3,297	$8,491
Home equity (3)	1,752	469	1,283	1,721	541	1,180
Discontinued real estate (4)	391	203	188	395	206	189
Total home loans troubled debt restructurings	$18,659	$4,921	$13,738	$13,904	$4,044	$9,860

(1)
Residential mortgage TDRs deemed collateral dependent totaled $4.6 billion and $3.2 billion, and included $1.7 billion and $921 million of loans classified as nonperforming and $2.9 billion and $2.3 billion of loans classified as performing at September 30, 2011 and December 31, 2010.

(2)	Residential mortgage performing TDRs included $5.3 billion and $2.5 billion of loans that were fully-insured at September 30, 2011 and December 31, 2010.

(3)
Home equity TDRs deemed collateral dependent totaled $800 million and $796 million, and included $238 million and $245 million of loans classified as nonperforming and $562 million and $551 million of loans classified as performing at September 30, 2011 and December 31, 2010.

(4)
Discontinued real estate TDRs deemed collateral dependent totaled $220 million and $213 million, and included $107 million and $97 million of loans classified as nonperforming and $113 million and $116 million as performing at September 30, 2011 and December 31, 2010.

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

For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Commercial Portfolio Credit Risk Management on page 83 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Commercial Credit Portfolio

During the three and nine months ended September 30, 2011, commercial loans continued to show stabilization relative to the same periods in 2010. Growth in non-U.S. corporate loans and trade finance was driven by higher client demand, enterprise-wide initiatives and regional economic conditions. U.S. commercial loans, excluding loans accounted for under the fair value option, increased at September 30, 2011 compared to December 31, 2010 due to continued growth across the portfolio, net of securities-based lending loans that were transferred to the consumer portfolio in the first quarter of 2011. Commercial real estate loans decreased at September 30, 2011 compared to December 31, 2010 as net paydowns and sales outpaced new originations and renewals, and charge-offs continued to reduce exposure, particularly in higher risk portfolios.

Reservable criticized balances, net charge-offs and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined at September 30, 2011 compared to December 31, 2010. The reductions in reservable criticized and non-performing loans, leases and foreclosed property were primarily in the commercial real estate and U.S. commercial portfolios. Commercial real estate continued to show signs of stabilization during the nine months ended September 30, 2011 compared to December 31, 2010 in both the homebuilder and non-homebuilder portfolios. However, levels of stressed commercial real estate loans remain elevated. The reduction in U.S. commercial loans was driven by broad-based improvements in terms of clients, industries and lines of business. Most other credit indicators across the remaining commercial portfolios also improved.

Table 44 presents our commercial loans and leases, and related credit quality information at September 30, 2011 and December 31, 2010.

Table 44
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010
U.S. commercial	$179,006	$175,586	$2,518	$3,453	$97	$236
Commercial real estate (1)	40,888	49,393	4,474	5,829	88	47
Commercial lease financing	21,350	21,942	23	117	18	18
Non-U.S. commercial	48,461	32,029	145	233	1	6
	289,705	278,950	7,160	9,632	204	307
U.S. small business commercial (2)	13,636	14,719	139	204	223	325
Commercial loans excluding loans accounted for under the fair value option	303,341	293,669	7,299	9,836	427	632
Loans accounted for under the fair value option (3)	6,483	3,321	71	30	—	—
Total commercial loans and leases	$309,824	$296,990	$7,370	$9,866	$427	$632

(1)	Includes U.S. commercial real estate loans of $39.3 billion and $46.9 billion and non-U.S. commercial real estate loans of $1.6 billion and $2.5 billion at September 30, 2011 and December 31, 2010.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.9 billion and $1.6 billion at September 30, 2011 and December 31, 2010, non-U.S. commercial loans of $4.5 billion and $1.7 billion and commercial real estate loans of $75 million and $79 million at September 30, 2011 and December 31, 2010. See Note 17 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases were 2.38 percent and 3.32 percent (2.41 percent and 3.35 percent excluding loans accounted for under the fair value option) at September 30, 2011 and December 31, 2010. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases were 0.14 percent and 0.21 percent (0.14 percent and 0.22 percent excluding loans accounted for under the fair value option) at September 30, 2011 and December 31, 2010.

Table 45 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2011 and 2010. Commercial real estate net charge-offs during the three and nine months ended September 30, 2011 declined in both the homebuilder and non-homebuilder portfolios. U.S. small business commercial net charge-offs declined primarily due to improvements in delinquency, collections and bankruptcies.

Table 45
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
U.S. commercial	$78	$206	$117	$671	0.18%	0.47%	0.09%	0.50%
Commercial real estate	296	410	747	1,670	2.73	2.93	2.19	3.56
Commercial lease financing	(1)	19	(8)	37	(0.01)	0.34	(0.05)	0.23
Non-U.S. commercial	18	12	134	103	0.15	0.17	0.44	0.50
	391	647	990	2,481	0.54	0.91	0.47	1.15
U.S. small business commercial	220	444	807	1,574	6.36	11.38	7.62	12.88
Total commercial	$611	$1,091	$1,797	$4,055	0.81	1.46	0.81	1.77

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 46 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which the Corporation is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure increased $8.5 billion at September 30, 2011 compared to December 31, 2010 driven primarily by increases in loans and leases and derivative assets, partially offset by decreases in SBLCs, LHFS and bankers' acceptances.

Total commercial utilized credit exposure increased $7.1 billion at September 30, 2011 compared to December 31, 2010. Utilized loans and leases increased as growth in our international franchise was partially offset by run-off in the commercial real estate portfolio and the transfer of securities-based lending exposures from our U.S. commercial portfolio to the consumer portfolio in the first quarter of 2011. The utilization rate for loans and leases, SBLCs and financial guarantees, and bankers’ acceptances was 57 percent at both September 30, 2011 and December 31, 2010.

Table 46
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Loans and leases	$309,824	$296,990	$273,396	$272,172	$583,220	$569,162
Derivative assets (4)	79,044	73,000	—	—	79,044	73,000
Standby letters of credit and financial guarantees (5)	57,681	62,745	1,430	1,511	59,111	64,256
Debt securities and other investments (6)	9,893	10,216	5,114	4,546	15,007	14,762
Loans held-for-sale	5,275	10,380	223	242	5,498	10,622
Commercial letters of credit	2,493	2,654	828	1,179	3,321	3,833
Bankers’ acceptances	1,003	3,706	27	23	1,030	3,729
Foreclosed properties and other (7)	2,314	731	—	—	2,314	731
Total	$467,527	$460,422	$281,018	$279,673	$748,545	$740,095

(1)
Total commercial utilized exposure at September 30, 2011 and December 31, 2010 includes loans outstanding of $6.5 billion and $3.3 billion and letters of credit with a notional value of $1.2 billion and $1.4 billion accounted for under the fair value option.

(2)
Total commercial unfunded exposure at September 30, 2011 and December 31, 2010 includes loan commitments accounted for under the fair value option with a notional value of $26.5 billion and $25.9 billion.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $65.6 billion and $58.3 billion at September 30, 2011 and December 31, 2010. Not reflected in utilized and committed exposure is additional derivative collateral held of $17.0 billion and $17.7 billion which consists primarily of other marketable securities. Balances reflect the reclassification of $1.6 billion in net monoline exposure to other assets at September 30, 2011.

(5)	Excludes $362 million of other letters of credit at September 30, 2011.

(6)	Total commercial committed exposure consists of $15.1 billion and $14.2 billion of debt securities and $0 and $590 million of other investments at September 30, 2011 and December 31, 2010.

(7)	Includes $1.6 billion of net monoline exposure at September 30, 2011, as discussed in Monoline and Related Exposure on page 112.

Table 47 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. In addition to reservable loans and leases, excluding those accounted for under the fair value option, exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified time period. Total commercial utilized reservable criticized exposure decreased $11.7 billion, or 27 percent, at September 30, 2011 compared to December 31, 2010 due to broad-based decreases across most portfolios, primarily in commercial real estate and U.S. commercial product types driven largely by continued paydowns, charge-offs and ratings upgrades outpacing downgrades. Despite the improvements, utilized reservable criticized levels remain elevated, particularly in commercial real estate and U.S. small business commercial. At September 30, 2011, approximately 85 percent of commercial utilized reservable criticized exposure was secured compared to 88 percent at December 31, 2010.

Table 47
Commercial Utilized Reservable Criticized Exposure
	September 30, 2011		December 31, 2010
(Dollars in millions)	Amount	Percent (1)	Amount	Percent (1)
U.S. commercial	$12,867	5.62%	$17,195	7.44%
Commercial real estate	13,619	31.04	20,518	38.88
Commercial lease financing	965	4.52	1,188	5.41
Non-U.S. commercial	2,043	3.69	2,043	5.01
	29,494	8.43	40,944	11.81
U.S. small business commercial	1,407	10.31	1,677	11.37
Total commercial utilized reservable criticized exposure	$30,901	8.51	$42,621	11.80

(1)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At September 30, 2011, 56 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Commercial Banking and 28 percent in GBAM. The remaining 16 percent was mostly in GWIM (business-purpose loans for wealthy clients). U.S. commercial loans, excluding loans accounted for under the fair value option, increased $3.4 billion, net of securities-based lending loans that were transferred to the consumer portfolio in the first quarter of 2011, due to continued growth across the portfolio compared to December 31, 2010. Compared to December 31, 2010, reservable criticized balances and nonperforming loans and leases declined $4.3 billion and $935 million. The declines were broad-based in terms of clients and industries and were driven by improved client credit profiles and liquidity. Net charge-offs decreased $128 million and $554 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Commercial Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans decreased $8.5 billion at September 30, 2011 compared to December 31, 2010 due to paydowns and sales, which outpaced new originations and renewals. The portfolio remains diversified across property types and geographic regions. California represents the largest state concentration at 19 percent of commercial real estate loans and leases at both September 30, 2011 and December 31, 2010. For more information on geographic and property concentrations, see Table 48.

Credit quality for commercial real estate has continued to show signs of stabilization; however, we expect that elevated unemployment and ongoing pressure on vacancy and rental rates will continue to affect primarily the non-homebuilder portfolio. Nonperforming commercial real estate loans and foreclosed properties decreased 21 percent compared to December 31, 2010, split evenly across the homebuilder and non-homebuilder portfolios. The decline in nonperforming loans and foreclosed properties in the non-homebuilder portfolio was driven by decreases in the office, land and land development and shopping centers/retail property types. Reservable criticized balances decreased $6.9 billion primarily due to declines in the office, shopping centers/retail and multi-family rental property types in the non-homebuilder portfolio and stabilization in the homebuilder portfolio. For the three and nine months ended September 30, 2011, net charge-offs decreased $114 million and $923 million compared to the same periods in 2010 due to improvement in both the homebuilder and non-homebuilder portfolio.

Table 48 presents outstanding commercial real estate loans by geographic region which is based on the geographic location of the collateral and property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate which is dependent on the sale or lease of the real estate as the primary source of repayment.

Table 48
Outstanding Commercial Real Estate Loans
(Dollars in millions)	September 30 2011	December 31 2010
By Geographic Region
California	$7,806	$9,012
Northeast	6,611	7,639
Southwest	5,467	6,169
Southeast	4,958	5,806
Midwest	4,575	5,301
Florida	2,698	3,649
Illinois	2,213	2,811
Midsouth	1,920	2,627
Northwest	1,679	2,243
Non-U.S.	1,568	2,515
Other (1)	1,468	1,701
Total outstanding commercial real estate loan portfolio (2)	$40,963	$49,473
By Property Type
Office	$7,658	$9,688
Multi-family rental	6,474	7,721
Shopping centers/retail	6,403	7,484
Industrial/warehouse	4,191	5,039
Multi-use	3,510	4,266
Homebuilder (3)	2,741	4,299
Hotels/motels	2,732	2,650
Land and land development	1,748	2,376
Other (4)	5,506	5,950
Total outstanding commercial real estate loan portfolio (2)	$40,963	$49,473

(1)
Includes unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

(2)	Includes commercial real estate loans accounted for under the fair value option of $75 million and $79 million at September 30, 2011 and December 31, 2010.

(3)	Homebuilder includes condominiums and residential land.

(4)	Represents loans to borrowers whose primary business is commercial real estate, but the exposure is not secured by the listed property types or is unsecured.

For the three and nine months ended September 30, 2011, we continued to see stabilization in the homebuilder portfolio. Certain portions of the non-homebuilder portfolio remain at risk as occupancy rates, rental rates and commercial property prices remain under pressure. We utilize a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of alternative resolution methods to achieve the best results for our customers and the Corporation.

Tables 49 and 50 present commercial real estate credit quality data by non-homebuilder and homebuilder property types. The homebuilder portfolio includes condominiums and other residential real estate. Other property types represent loans to borrowers whose primary business is commercial real estate but the exposure is secured by another property or is unsecured.

Table 49
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Commercial real estate – non-homebuilder
Office	$787	$1,061	$2,629	$3,956
Multi-family rental	535	500	1,955	2,940
Shopping centers/retail	794	1,000	1,648	2,837
Industrial/warehouse	475	420	1,459	1,878
Multi-use	408	483	1,070	1,316
Hotels/motels	138	139	1,010	1,191
Land and land development	588	820	883	1,420
Other	222	168	1,220	1,604
Total non-homebuilder	3,947	4,591	11,874	17,142
Commercial real estate – homebuilder	1,248	1,963	1,745	3,376
Total commercial real estate	$5,195	$6,554	$13,619	$20,518

(1)	Includes commercial foreclosed properties of $721 million and $725 million at September 30, 2011 and December 31, 2010.

(2)	Includes loans, excluding those accounted for under the fair value option, SBLCs and bankers’ acceptances.

Table 50
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Commercial real estate – non-homebuilder
Office	$78	$50	$102	$244	3.88%	1.95%	1.60%	2.87%
Multi-family rental	(1)	7	28	94	(0.07)	0.33	0.53	1.24
Shopping centers/retail	52	112	162	277	3.14	5.22	3.11	4.01
Industrial/warehouse	44	14	70	54	3.90	1.06	1.98	1.29
Multi-use	29	17	51	105	3.17	1.55	1.75	2.77
Hotels/motels	10	8	21	32	1.42	0.87	1.05	0.85
Land and land development	37	47	129	220	7.70	6.61	8.16	9.79
Other	15	68	13	218	1.00	3.89	0.27	4.05
Total non-homebuilder	264	323	576	1,244	2.61	2.55	1.82	2.94
Commercial real estate – homebuilder	32	87	171	426	4.40	6.65	6.67	9.46
Total commercial real estate	$296	$410	$747	$1,670	2.73	2.93	2.19	3.56

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At September 30, 2011, total committed non-homebuilder exposure was $54.2 billion compared to $64.2 billion at December 31, 2010, with the decrease due to exposure reductions in most non-homebuilder property types. Non-homebuilder nonperforming loans and foreclosed properties were $3.9 billion and $4.6 billion at September 30, 2011 and December 31, 2010, which represented 10.21 percent and 10.08 percent of total non-homebuilder loans and foreclosed properties. Non-homebuilder utilized reservable criticized exposure decreased to $11.9 billion, or 29.00 percent of non-homebuilder utilized reservable exposure, at September 30, 2011 compared to $17.1 billion, or 35.55 percent, at December 31, 2010. The decrease in reservable criticized exposure was driven primarily by office, shopping centers/retail and multi-family rental property types. For the non-homebuilder portfolio, net charge-offs decreased $59 million and $668 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010, due in part to resolution of criticized assets through payoffs and sales.

At September 30, 2011, we had committed homebuilder exposure of $4.2 billion compared to $6.0 billion at December 31, 2010, of which $2.7 billion and $4.3 billion were funded secured loans. The decline in homebuilder committed exposure was due to repayments, net charge-offs, reductions in new home construction and continued risk mitigation initiatives with market conditions providing fewer origination opportunities to offset the reductions. At September 30, 2011, homebuilder nonperforming loans and foreclosed properties decreased $715 million compared to December 31, 2010 due to repayments, a decline in the volume of loans being downgraded to nonaccrual status and net charge-offs. Homebuilder utilized reservable criticized exposure decreased by $1.6 billion to $1.7 billion due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the homebuilder portfolio were 42.37 percent and 59.37 percent at September 30, 2011 compared to 42.80 percent and 74.27 percent at December 31, 2010. Net charge-offs for the homebuilder portfolio decreased $55 million and $255 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

At September 30, 2011 and December 31, 2010, the commercial real estate loan portfolio included $12.8 billion and $19.1 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. The decline in construction and land development loans was driven by repayments, net charge-offs and continued risk mitigation initiatives which outpaced new originations. This portfolio is mostly secured and diversified across property types and geographic regions but faces continuing challenges in the housing and rental markets. Weak rental demand and cash flows along with depressed property valuations have resulted in elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties and net charge-offs. Reservable criticized construction and land development loans totaled $6.1 billion and $10.5 billion, and nonperforming construction and land development loans and foreclosed properties totaled $2.7 billion and $4.0 billion at September 30, 2011 and December 31, 2010. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. Loans continue to be classified as construction loans until they are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

The non-U.S. commercial loan portfolio is managed primarily in GBAM. Outstanding loans, excluding loans accounted for under the fair value option, increased $16.4 billion from December 31, 2010 primarily in corporate loans and trade finance due to client demand, enterprise-wide initiatives and regional economic conditions. For additional information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 115.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of business card and small business loans managed in Card Services and Global Commercial Banking. U.S. small business commercial net charge-offs decreased $224 million and $767 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010 driven by improvements in delinquency, collections, and bankruptcies resulting from an improved economic environment as well as the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 74 percent were credit card-related products for both the three and nine months ended September 30, 2011, compared to 78 percent and 79 percent for the same periods in 2010.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is managed primarily in GBAM. Outstanding commercial loans accounted for under the fair value option increased $3.2 billion to an aggregate fair value of $6.5 billion at September 30, 2011 compared to December 31, 2010 due primarily to increased corporate borrowings under bank credit facilities. We recorded net losses of $448 million and $320 million resulting from new originations, loans being paid off at par value and changes in the fair value of the loan portfolio during the three and nine months ended September 30, 2011 compared to net gains of $93 million and $139 million for the same periods in 2010. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $1.3 billion and $866 million at September 30, 2011 and December 31, 2010 which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option were $27.7 billion and $27.3 billion at September 30, 2011 and December 31, 2010. During the three and nine months ended September 30, 2011 we recorded net losses of $559 million and $503 million from new originations, terminations and changes in the fair value of commitments and letters of credit compared to net gains of $117 million and $50 million during the same periods in 2010. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 51 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2011 and 2010. Nonperforming commercial loans and leases decreased $806 million and $2.5 billion during the three and nine months ended September 30, 2011 to $7.3 billion compared to $9.8 billion at December 31, 2010 driven by paydowns and charge-offs. Approximately 96 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 53 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 71 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less estimated costs to sell.

Table 51
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Nonperforming loans and leases, beginning of period	$8,105	$11,413	$9,836	$12,703
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	1,197	1,852	3,538	5,989
Advances	37	83	156	228
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(871)	(906)	(2,658)	(2,825)
Sales	(554)	(187)	(942)	(613)
Returns to performing status (3)	(143)	(415)	(825)	(1,142)
Charge-offs (4)	(247)	(628)	(1,025)	(2,454)
Transfers to foreclosed properties	(205)	(217)	(646)	(741)
Transfers to loans held-for-sale	(20)	(128)	(135)	(278)
Total net reductions to nonperforming loans and leases	(806)	(546)	(2,537)	(1,836)
Total nonperforming loans and leases, September 30	7,299	10,867	7,299	10,867
Foreclosed properties, beginning of period	678	757	725	777
Additions to foreclosed properties:
New foreclosed properties	159	175	420	554
Reductions in foreclosed properties:
Sales	(95)	(135)	(366)	(481)
Write-downs	(21)	(22)	(58)	(75)
Total net additions (reductions) to foreclosed properties	43	18	(4)	(2)
Total foreclosed properties, September 30	721	775	721	775
Nonperforming commercial loans, leases and foreclosed properties, September 30	$8,020	$11,642	$8,020	$11,642
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	2.41%	3.67%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	2.64	3.93

(1)	Balances do not include nonperforming LHFS of $1.1 billion and $2.5 billion at September 30, 2011 and 2010.

(2)	Includes U.S. small business commercial activity.

(3)
Commercial loans and leases may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after a sustained period of demonstrated payment performance.

(4)	Business card loans are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from this table.

(5)	Excludes loans accounted for under the fair value option.

As a result of the new accounting guidance on TDRs, we recorded $1.1 billion of commercial loan modifications that in previous periods had not been classified as TDRs. At September 30, 2011, this amount includes $519 million of performing commercial loans that were not previously considered to be impaired loans. These newly identified TDRs did not have a significant impact on our allowance for credit losses or provision expense. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Table 52 presents our commercial TDRs by product type and status. U.S. small business commercial TDRs are comprised of renegotiated business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due.

Table 52
Commercial Troubled Debt Restructurings
	September 30, 2011			December 31, 2010
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
U.S. commercial	$1,295	$651	$644	$356	$175	$181
Commercial real estate	1,850	1,321	529	815	770	45
Non-U.S. commercial	60	39	21	19	7	12
U.S. small business commercial	451	—	451	688	—	688
Total commercial troubled debt restructurings	$3,656	$2,011	$1,645	$1,878	$952	$926

Industry Concentrations

Table 53 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. The increase in commercial committed exposure of $8.5 billion from December 31, 2010 to September 30, 2011 was concentrated in Banks and Diversified Financials, partially offset by lower Real Estate, Insurance and Other committed exposure.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration, experienced an increase in committed exposure of $9.0 billion, or 11 percent, at September 30, 2011 compared to December 31, 2010. This increase was driven primarily by higher traded products exposure due to widening of spreads in relation to market dislocation stemming from concerns related to the European debt crisis.

Real estate, our second largest industry concentration, experienced a decline in committed exposure of $8.8 billion, or 12 percent, at September 30, 2011 compared to December 31, 2010 due primarily to paydowns and sales which outpaced new originations and renewals, as well as charge-offs. Real estate construction and land development exposure represented 22 percent of the total real estate industry committed exposure at September 30, 2011, down from 27 percent at December 31, 2010. For more information on the commercial real estate and related portfolios, see Commercial Real Estate on page 106.

Committed exposure in the banking industry increased $10.6 billion, or 36 percent, at September 30, 2011 compared to December 31, 2010 which was primarily due to increases in trade finance as a result of momentum from regional economies and growth initiatives in foreign markets. Insurance, including monolines committed exposure, decreased $6.7 billion, or 27 percent, at September 30, 2011 compared to December 31, 2010 due primarily to the settlement/termination of monoline positions. For more information on our monoline exposure, see Monoline and Related Exposure on page 112. Other committed exposure decreased $9.8 billion, or 57 percent, at September 30, 2011 compared to December 31, 2010 due to reductions primarily in traded products exposure.

The Corporation’s committed state and municipal exposure of $46.0 billion at September 30, 2011 consisted of $34.0 billion of commercial utilized exposure (including $18.1 billion of funded loans, $11.8 billion of SBLCs and $3.7 billion of derivative assets) and unutilized commercial exposure of $12.0 billion (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 53. Economic conditions continue to impact debt issued by state and local municipalities and certain exposures to these municipalities. While historically default rates were low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications surrounding certain at-risk counterparties and/or sectors are regularly circulated ensuring exposure levels are in compliance with established concentration guidelines.

Monoline and Related Exposure

Monoline exposure is reported in the insurance industry and managed under insurance portfolio industry limits. Direct loan exposure to monolines consisted of revolvers in the amount of $51 million at both September 30, 2011 and December 31, 2010.

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

We also have indirect exposure to monolines primarily in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

During the three months ended September 30, 2011, we terminated all of our monoline contracts referencing super senior ABS CDOs. In addition, we reclassified approximately $1.6 billion ($4.3 billion gross receivable less impairment) of net monoline exposure from derivative assets to other assets because of the inherent default risk and given that these contracts no longer provide a hedge benefit, they are no longer considered derivative trading instruments. This exposure relates to a single counterparty and is recorded at fair value based on current net recovery projections. The net recovery projections take into account the present value of projected payments expected to be received from the counterparty.

Monoline derivative credit exposure at September 30, 2011 had a notional value of $22.1 billion compared to $38.4 billion at December 31, 2010. Mark-to-market monoline derivative credit exposure was $1.9 billion at September 30, 2011 compared to $9.2 billion at December 31, 2010 with the decrease driven by positive valuation adjustments on legacy assets, terminated monoline contracts and the reclassification of net monoline exposure to other assets mentioned above. The counterparty credit valuation adjustment related to monoline derivative exposure was $500 million at September 30, 2011 compared to $5.3 billion at December 31, 2010. This adjustment reduced our net mark-to-market exposure to $1.4 billion at September 30, 2011 compared to $3.9 billion at December 31, 2010 and covered 26 percent of the mark-to-market exposure at September 30, 2011, down from 57 percent at December 31, 2010. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, termination of certain monoline contracts and the transfer of monoline exposure to other assets see GBAM on page 47.

We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps (i.e., insurance). For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the ratings agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to the purchased insurance for recovery. Investments in securities issued by municipalities and corporations with purchased wraps at September 30, 2011 had a notional value of $773 million compared to $2.4 billion at December 31, 2010. Mark-to-market investment exposure was $659 million at September 30, 2011 compared to $2.2 billion at December 31, 2010.

Table 53
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Diversified financials	$65,674	$55,196	$92,226	$83,248
Real estate (2)	49,924	58,531	63,168	72,004
Government and public education	45,111	44,131	60,001	59,594
Healthcare equipment and services	30,901	30,420	47,916	47,569
Capital goods	23,746	21,940	47,351	46,087
Retailing	25,825	24,660	46,600	43,950
Banks	36,285	26,831	40,221	29,667
Consumer services	23,828	24,759	37,987	39,694
Materials	18,807	15,873	37,399	33,046
Commercial services and supplies	21,010	20,056	31,467	30,517
Energy	14,068	9,765	31,031	26,328
Food, beverage and tobacco	14,682	14,777	28,825	28,126
Utilities	7,398	6,990	24,773	24,207
Media	11,220	11,611	20,766	20,619
Individuals and trusts	15,398	18,278	19,335	22,899
Transportation	11,867	12,070	18,080	18,436
Insurance, including monolines	10,776	17,263	17,719	24,417
Technology hardware and equipment	4,900	4,373	11,676	10,932
Religious and social organizations	8,547	8,409	11,091	10,823
Pharmaceuticals and biotechnology	3,784	3,859	11,026	11,009
Telecommunication services	4,368	3,823	10,508	9,321
Consumer durables and apparel	4,648	4,297	9,221	8,836
Software and services	3,568	3,837	9,003	9,531
Automobiles and components	2,825	2,090	7,356	5,941
Food and staples retailing	3,540	3,222	6,445	6,161
Other	4,827	13,361	7,354	17,133
Total commercial credit exposure by industry	$467,527	$460,422	$748,545	$740,095
Net credit default protection purchased on total commitments (3)			$(21,602)	$(20,118)

(1)	Includes U.S. small business commercial exposure.

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

At September 30, 2011 and December 31, 2010, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $21.6 billion and $20.1 billion. The mark-to-market effects, including the cost of net credit default protection hedging our credit exposure, resulted in net gains of $623 million and $415 million during the three and nine months ended September 30, 2011 compared to net losses of $293 million and $316 million for the same periods in 2010.

The average Value-at-Risk (VaR) for these credit derivative hedges was $62 million and $55 million during the three and nine months ended September 30, 2011 compared to $53 million and $57 million for the same periods in 2010. The average VaR for the related credit exposure was $77 million and $62 million during the three and nine months ended September 30, 2011 compared to $74 million and $65 million for the same periods in 2010. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VaR was $40 million and $37 million for the three and nine months ended September 30, 2011 compared to $41 million and $43 million for the same periods in 2010. See Trading Risk Management on page 124 for a description of our VaR calculation for the market-based trading portfolio.

Tables 54 and 55 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2011 and December 31, 2010. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative amount.

Table 54
Net Credit Default Protection by Maturity Profile
	September 30 2011	December 31 2010
Less than or equal to one year	17%	14%
Greater than one year and less than or equal to five years	76	80
Greater than five years	7	6
Total net credit default protection	100%	100%

Table 55
Net Credit Default Protection by Credit Exposure Debt Rating (1)
(Dollars in millions)	September 30, 2011		December 31, 2010
Ratings (2)	Net Notional	Percent of Total	Net Notional	Percent of Total
AAA	$(100)	0.5%	$—	—%
AA	(823)	3.8	(188)	0.9
A	(7,669)	35.5	(6,485)	32.2
BBB	(8,161)	37.8	(7,731)	38.4
BB	(1,809)	8.4	(2,106)	10.5
B	(1,653)	7.7	(1,260)	6.3
CCC and below	(732)	3.4	(762)	3.8
NR (3)	(655)	2.9	(1,586)	7.9
Total net credit default protection	$(21,602)	100.0%	$(20,118)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment-grade.

(3)
In addition to names that have not been rated, “NR” includes $(469) million and $(1.5) billion in net credit default swap index positions at September 30, 2011 and December 31, 2010. While index positions are principally investment-grade, credit default swap indices include names in and across each of the ratings categories.

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

Table 56 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. For information on the performance risk of our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 56 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 4 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 56
Credit Derivatives
	September 30, 2011		December 31, 2010
(Dollars in millions)	Contract/Notional	Credit Risk	Contract/Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$2,085,255	$20,701	$2,184,703	$18,150
Total return swaps/other	27,457	812	26,038	1,013
Total purchased credit derivatives	2,112,712	21,513	2,210,741	19,163
Written credit derivatives:
Credit default swaps	2,005,028	n/a	2,133,488	n/a
Total return swaps/other	24,816	n/a	22,474	n/a
Total written credit derivatives	2,029,844	n/a	2,155,962	n/a
Total credit derivatives	$4,142,556	$21,513	$4,366,703	$19,163
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record a counterparty credit risk valuation adjustment on certain derivative assets, including our credit default protection purchased in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty.

During the three and nine months ended September 30, 2011, credit valuation gains (losses) of $(1.6) billion and $(2.0) billion ($(81) million and $(704) million, net of hedges) compared to credit valuation gains (losses) of $400 million and $(27) million ($183 million and $(188) million, net of hedges) for the same periods in 2010 were recognized in trading account profits for counterparty credit risk related to derivative assets. For additional information on gains or losses related to the counterparty credit risk on derivative assets, see Note 4 – Derivatives to the Consolidated Financial Statements. For information on our monoline counterparty credit risk, see Collateralized Debt Obligation Exposure on page 51 and Monoline and Related Exposure on page 112.

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

Non-U.S. exposure includes credit exposure net of local liabilities, securities and other investments issued by or domiciled in countries other than the U.S. Total non-U.S. exposure can be adjusted for externally guaranteed loans outstanding and certain collateral types. Exposures that are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

At September 30, 2011, the U.K. had total cross-border exposure of $35.2 billion, representing 1.58 percent of our total assets. The U.K. was the only country where cross-border exposure exceeded one percent of our total assets. At September 30, 2011, Japan, France and Canada had total cross-border exposure of $21.1 billion, $17.1 billion and $17.0 billion representing 0.95 percent, 0.77 percent and 0.76 percent of our total assets, respectively. Japan, France and Canada were the only other countries that had total cross-border exposure that exceeded 0.75 percent of our total assets at September 30, 2011.

As presented in Table 57, non-U.S. exposure to borrowers or counterparties in emerging markets increased $6.8 billion to $71.8 billion at September 30, 2011 compared to $65.1 billion at December 31, 2010 primarily due to an increase in Latin America. Non-U.S. exposure to borrowers or counterparties in emerging markets represented 30 percent and 25 percent of total non-U.S. exposure at September 30, 2011 and December 31, 2010.

Table 57
Selected Emerging Markets (1)
(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Emerging Market Exposure at September 30, 2011	Increase (Decrease) From December 31, 2010
Region/Country
Asia Pacific
China	$4,272	$618	$1,702	$8,331	$14,923	$91	$15,014	$(8,914)
India	5,209	1,729	742	2,375	10,055	643	10,698	2,430
South Korea	1,468	1,521	785	2,049	5,823	1,325	7,148	1,869
Hong Kong	521	471	197	1,029	2,218	1,216	3,434	1,392
Singapore	604	221	590	1,818	3,233	—	3,233	687
Taiwan	539	53	119	636	1,347	1,499	2,846	991
Thailand	43	9	57	867	976	—	976	307
Malaysia	64	9	125	276	474	108	582	348
Indonesia	190	13	6	354	563	—	563	414
Other Asia Pacific (7)	320	32	59	312	723	—	723	392
Total Asia Pacific	13,230	4,676	4,382	18,047	40,335	4,882	45,217	(84)
Latin America
Brazil	1,943	365	535	3,426	6,269	2,648	8,917	3,111
Mexico	2,277	451	405	2,723	5,856	—	5,856	1,471
Chile	1,225	177	467	24	1,893	35	1,928	402
Peru	402	126	10	93	631	—	631	113
Colombia	336	146	22	1	505	—	505	(172)
Other Latin America (7)	81	122	29	270	502	151	653	(207)
Total Latin America	6,264	1,387	1,468	6,537	15,656	2,834	18,490	4,718
Middle East and Africa
United Arab Emirates	1,170	27	321	20	1,538	—	1,538	362
Bahrain	78	1	4	907	990	2	992	(168)
South Africa	374	32	110	52	568	—	568	(3)
Other Middle East and Africa (7)	595	384	243	212	1,434	25	1,459	678
Total Middle East and Africa	2,217	444	678	1,191	4,530	27	4,557	869
Central and Eastern Europe
Russian Federation	1,248	181	25	245	1,699	10	1,709	1,173
Turkey	474	84	27	206	791	86	877	377
Other Central and Eastern Europe (7)	110	104	294	489	997	—	997	(256)
Total Central and Eastern Europe	1,832	369	346	940	3,487	96	3,583	1,294
Total emerging markets exposure	$23,543	$6,876	$6,874	$26,715	$64,008	$7,839	$71,847	$6,797

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. At September 30, 2011 and December 31, 2010, there was $1.7 billion and $460 million in emerging markets exposure accounted for under the fair value option.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $1.9 billion and $1.2 billion at September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, there were $756 million and $408 million of other marketable securities collateralizing derivative assets.

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

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure was $17.1 billion and $15.7 billion at September 30, 2011 and December 31, 2010. Local liabilities at September 30, 2011 in Asia Pacific, Latin America, and Middle East and Africa were $15.9 billion, $868 million and $441 million, respectively, of which $7.5 billion was in Singapore, $2.1 billion in Hong Kong, $2.0 billion in China, $1.8 billion in India, $871 million in Korea, $782 million in Mexico. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total non-U.S. exposure of more than $500 million.

At September 30, 2011 and December 31, 2010, 63 percent and 70 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific decreased by $84 million with the sale of approximately half of our investment in CCB offsetting growth in India, South Korea and Hong Kong as efforts to expand in non-U.S. markets continued. For more information on our CCB investment, see All Other on page 55.

At September 30, 2011 and December 31, 2010, 26 percent and 21 percent of the emerging markets exposure was in Latin America. Latin America emerging markets exposure increased $4.7 billion driven by an increase in securities in Brazil and Mexico related primarily to risk diversification management initiatives and a continued focus on expansion in the non-U.S. markets.

At both September 30, 2011 and December 31, 2010, six percent of the emerging markets exposure was in the Middle East and Africa. At September 30, 2011 and December 31, 2010, five percent and three percent of the emerging markets exposure was in Central and Eastern Europe.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Although the financial relief plan announced by European leaders on October 27, 2011 initially drew favorable responses from the financial markets, details remain to be negotiated and implementation is subject to certain contingencies and risks. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. In October 2011, Moody’s downgraded Spain’s Aa2 sovereign credit rating two levels to A1 and downgraded Italy's Aa2 sovereign credit rating three levels to A2. Table 58 shows our direct sovereign and non-sovereign exposures, excluding consumer credit card exposure, in these countries at September 30, 2011. The total exposure to these countries was $14.6 billion at September 30, 2011 compared to $15.8 billion at December 31, 2010, of which $1.7 billion and $1.9 billion was total sovereign exposure. The total sovereign exposure amounts do not reflect net notional credit default protection purchased of $1.3 billion and $1.2 billion at September 30, 2011 and December 31, 2010. In addition to our direct sovereign and non-sovereign exposures set forth above, a significant deterioration of the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes, disruptions in capital markets, widening of credit spreads, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For additional information on the debt crisis in Europe, see Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Table 58
Selected European Countries
(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (1)	Derivative Assets (2)	Securities/ Other Investments (3)	Total Cross- border Exposure (4)	Local Country Exposure Net of Local Liabilities (5)	Total Non-U.S. Exposure at September 30, 2011	Credit Default Protection (6)
Greece
Sovereign	$—	$—	$—	$14	$14	$1	$15	$4
Non-sovereign	404	4	30	22	460	10	470	—
Total Greece	$404	$4	$30	$36	$474	$11	$485	$4
Ireland
Sovereign	$1	$—	$4	$11	$16	$—	$16	$—
Non-sovereign	1,096	562	763	330	2,751	—	2,751	(30)
Total Ireland	$1,097	$562	$767	$341	$2,767	$—	$2,767	$(30)
Italy
Sovereign	$—	$—	$1,501	$29	$1,530	$—	$1,530	$(1,217)
Non-sovereign	1,047	60	624	454	2,185	2,823	5,008	(254)
Total Italy	$1,047	$60	$2,125	$483	$3,715	$2,823	$6,538	$(1,471)
Portugal
Sovereign	$—	$—	$36	$—	$36	$—	$36	$(49)
Non-sovereign	252	15	17	42	326	—	326	—
Total Portugal	$252	$15	$53	$42	$362	$—	$362	$(49)
Spain
Sovereign	$26	$—	$57	$3	$86	$47	$133	$(53)
Non-sovereign	1,100	92	196	664	2,052	2,297	4,349	(54)
Total Spain	$1,126	$92	$253	$667	$2,138	$2,344	$4,482	$(107)
Total
Sovereign	$27	$—	$1,598	$57	$1,682	$48	$1,730	$(1,315)
Non-sovereign	3,899	733	1,630	1,512	7,774	5,130	12,904	(338)
Total selected European exposure	$3,926	$733	$3,228	$1,569	$9,456	$5,178	$14,634	$(1,653)

(1)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(2)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $4.1 billion at September 30, 2011. At September 30, 2011, there was $86 million of other marketable securities collateralizing derivative assets.

(3)
Includes $696 million in notional value of reverse repurchase agreements, which are presented based on the domicile of the counterparty consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying collateral is U.S. Treasury securities are excluded from this presentation.

(4)
Cross-border exposure includes amounts payable to the Corporation by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting requirements.

(5)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities of $746 million are subtracted from local exposures consistent with FFIEC reporting requirements. Of the $746 million applied for exposure reduction, $358 million was in Ireland, $201 million in Italy, $151 million in Spain and $36 million in Greece.

(6)	Represents net notional credit default protection purchased to hedge derivative assets.

Provision for Credit Losses

The provision for credit losses decreased $2.0 billion to $3.4 billion, and $12.8 billion to $10.5 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The provision for credit losses for the consumer portfolio decreased $1.3 billion to $3.5 billion, and $9.1 billion to $11.2 billion for the three and nine months ended September 30, 2011 compared to the same periods in 2010 reflecting improving economic conditions and improvement in current and projected levels of delinquencies, collections and bankruptcies in the U.S. consumer credit card and unsecured consumer lending portfolios. Also contributing to the improvement were lower credit costs in the non-PCI home equity loan portfolio due to improving portfolio trends. Partially offsetting these improvements were higher credit costs in the residential mortgage portfolio reflecting the impact of refreshed valuations of underlying collateral. For the consumer PCI loan portfolios, we recorded no reserve increases in the three months ended September 30, 2011. Updates to our expected principal cash flows in the first half of 2011 resulted in an increase in reserves of $2.0 billion for the nine months ended September 30, 2011 reflecting further reductions in expected principal cash flows due primarily to our updated home price outlook. This compared to increases of $292 million and $1.4 billion during the three and nine months ended September 30, 2010.

The provision for credit losses for the commercial portfolio, including the provision for unfunded lending commitments, decreased $653 million to a benefit of $59 million, and $3.8 billion to a benefit of $695 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to continued economic improvement and the resulting impact on property values in the commercial real estate portfolio, improvement in current and projected levels of delinquencies and bankruptcies in the U.S. small business commercial portfolio, and improvement in borrower credit profiles across the remainder of the portfolio.

Allowance for Credit Losses

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is comprised of two components as described below. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes LHFS and loans accounted for under the fair value option as the fair value reflects a credit risk component.

The first component of the allowance for loan and lease losses covers nonperforming commercial loans and performing commercial loans that have been modified in a TDR, consumer real estate loans that have been modified in a TDR, renegotiated credit card, unsecured consumer and small business loans. These loans are subject to impairment measurement based on the present value of expected future cash flows discounted at the loan's original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan's observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolio is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring and prior to any risk-based or penalty-based increase in rate on the restructured loans. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases which have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. Included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves which are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty, large single name defaults, significant events which could disrupt financial markets and model imprecision. As of September 30, 2011, the loss forecast process resulted in reductions in the allowance for most consumer portfolios, particularly the credit card and direct/indirect portfolios.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize the Corporation's historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on the Corporation's historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment in considering the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, inherent uncertainty in models and other qualitative factors. As of September 30, 2011, the loan risk ratings and portfolio composition resulted in reductions in the allowance for all commercial portfolios.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 60 was $30.3 billion at September 30, 2011, a decrease of $4.5 billion from December 31, 2010. This decrease was primarily due to improving credit quality in the U.S. credit card portfolio within Card Services. For the consumer PCI loan portfolios we recorded no reserve increases in the three months ended September 30, 2011. Updates to our expected principal cash flows in the first half of 2011 resulted in an increase in reserves of $2.0 billion for the nine months ended September 30, 2011 in the discontinued real estate, home equity and residential mortgage portfolios.

The allowance for loan and lease losses for the commercial portfolio was $4.8 billion at September 30, 2011, a $2.3 billion decrease from December 31, 2010. The decrease was driven by improvement in the economy and the resulting impact on property values in the commercial real estate portfolio, improvement in projected delinquencies in the U.S. small business commercial portfolio, primarily within Card Services, and stronger borrower credit profiles in the U.S. commercial portfolios as a result of improving economic conditions, primarily in Global Commercial Banking and GBAM.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.81 percent at September 30, 2011 compared to 4.47 percent at December 31, 2010. The decrease in the ratio was mostly due to improved credit quality and economic conditions which led to the reserve reductions discussed above. The September 30, 2011 and December 31, 2010 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.02 percent at September 30, 2011 compared to 3.94 percent at December 31, 2010.

Absent unexpected deterioration in the economy, we expect reductions in the allowance for loan and lease losses to continue in future quarters. However, in both consumer and commercial portfolios, we expect these reductions to be moderate compared to those in recent quarters.

Table 59 presents a rollforward of the allowance for credit losses for the three and nine months ended September 30, 2011 and 2010.

Table 59
Allowance for Credit Losses
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Allowance for loan and lease losses, beginning of period	$37,312	$45,255	$41,885	$47,988
Loans and leases charged off
Residential mortgage	(1,051)	(679)	(3,248)	(2,741)
Home equity	(1,245)	(1,444)	(3,859)	(5,724)
Discontinued real estate	(29)	(17)	(80)	(64)
U.S. credit card	(1,852)	(3,191)	(6,476)	(11,041)
Non-U.S. credit card	(432)	(369)	(1,381)	(2,032)
Direct/Indirect consumer	(463)	(940)	(1,755)	(3,442)
Other consumer	(66)	(93)	(177)	(257)
Total consumer charge-offs	(5,138)	(6,733)	(16,976)	(25,301)
U.S. commercial (1)	(395)	(728)	(1,288)	(2,511)
Commercial real estate	(389)	(434)	(1,030)	(1,723)
Commercial lease financing	(6)	(24)	(23)	(67)
Non-U.S. commercial	(20)	(5)	(134)	(129)
Total commercial charge-offs	(810)	(1,191)	(2,475)	(4,430)
Total loans and leases charged off	(5,948)	(7,924)	(19,451)	(29,731)
Recoveries of loans and leases previously charged off
Residential mortgage	62	19	250	41
Home equity	153	72	325	214
Discontinued real estate	5	—	10	7
U.S. credit card	213	216	632	586
Non-U.S. credit card	58	74	176	164
Direct/Indirect consumer	162	233	563	747
Other consumer	10	13	38	46
Total consumer recoveries	663	627	1,994	1,805
U.S. commercial (2)	97	78	364	266
Commercial real estate	93	24	283	53
Commercial lease financing	7	5	31	30
Non-U.S. commercial	2	(7)	—	26
Total commercial recoveries	199	100	678	375
Total recoveries of loans and leases previously charged off	862	727	2,672	2,180
Net charge-offs	(5,086)	(7,197)	(16,779)	(27,551)
Provision for loan and lease losses	3,474	5,395	10,650	23,099
Other (3)	(618)	128	(674)	45
Allowance for loan and lease losses, September 30	35,082	43,581	35,082	43,581
Reserve for unfunded lending commitments, beginning of period	897	1,413	1,188	1,487
Provision for unfunded lending commitments	(67)	1	(174)	207
Other	(40)	(120)	(224)	(400)
Reserve for unfunded lending commitments, September 30	790	1,294	790	1,294
Allowance for credit losses, September 30	$35,872	$44,875	$35,872	$44,875

(1)
Includes U.S. small business commercial charge-offs of $247 million and $887 million for the three and nine months ended September 30, 2011 compared to $473 million and $1.7 billion for the same periods in 2010.

(2)
Includes U.S. small business commercial recoveries of $27 million and $80 million for the three and nine months ended September 30, 2011 compared to $29 million and $78 million for the same periods in 2010.

(3)
Includes $463 million of reserves that were transferred to LHFS for the three and nine months ended September 30, 2011, primarily as a result of the announced agreement to sell our Canadian consumer card business.

Table 59
Allowance for Credit Losses (continued)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Loans and leases outstanding at September 30 (4)	$921,307	$930,226	$921,307	$930,226
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)	3.81%	4.69%	3.81%	4.69%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at September 30 (5)	4.90	5.57	4.90	5.57
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (6)	1.59	2.78	1.59	2.78
Average loans and leases outstanding (4)	$931,110	$931,103	$932,127	$960,106
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	2.17%	3.07%	2.41%	3.84%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (4, 7)	133	135	133	135
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	1.74	1.53	1.56	1.18
Amounts included in allowance for loan and lease losses that are excluded from nonperforming loans and leases at September 30 (8)	$18,317	$23,661	$18,317	$23,661
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at September 30 (8)	63%	62%	63%	62%
Excluding purchased credit-impaired loans:
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)	3.02%	4.25%	3.02%	4.25%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at September 30 (5)	3.76	4.98	3.76	4.98
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (6)	1.59	2.78	1.59	2.78
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	2.25	3.18	2.50	3.98
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (4, 7)	101	118	101	118
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs	1.33	1.34	1.20	1.04

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $11.2 billion and $3.7 billion at September 30, 2011 and 2010. Average loans accounted for under the fair value option were $10.9 billion and $7.7 billion for the three and nine months ended September 30, 2011 compared to $3.8 billion and $4.2 billion for the same periods in 2010.

(5)	Excludes consumer loans accounted for under the fair value option of $4.7 billion at September 30, 2011. There were no consumer loans accounted for under the fair value option at September 30, 2010.

(6)	Excludes commercial loans accounted for under the fair value option of $6.5 billion and $3.7 billion at September 30, 2011 and September 30, 2010.

(7)	For more information on our definition of nonperforming loans, see pages 100 and 110.

(8)	Primarily includes amounts allocated to Card Services portfolios, PCI loans and the non-U.S. credit portfolio in All Other.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 60 presents our allocation by product type.

Table 60
Allocation of the Allowance for Credit Losses by Product Type
	September 30, 2011			December 31, 2010
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$5,832	16.62%	2.19%	$5,082	12.14%	1.97%
Home equity	12,998	37.05	10.18	12,887	30.77	9.34
Discontinued real estate	1,902	5.42	16.48	1,283	3.06	9.79
U.S. credit card	6,780	19.33	6.59	10,876	25.97	9.56
Non-U.S. credit card	1,314	3.75	8.17	2,045	4.88	7.45
Direct/Indirect consumer	1,281	3.65	1.42	2,381	5.68	2.64
Other consumer	150	0.43	5.35	161	0.38	5.67
Total consumer	30,257	86.25	4.90	34,715	82.88	5.40
U.S. commercial (2)	2,627	7.49	1.36	3,576	8.54	1.88
Commercial real estate	1,860	5.30	4.55	3,137	7.49	6.35
Commercial lease financing	100	0.28	0.47	126	0.30	0.57
Non-U.S. commercial	238	0.68	0.49	331	0.79	1.03
Total commercial (3)	4,825	13.75	1.59	7,170	17.12	2.44
Allowance for loan and lease losses	35,082	100.00%	3.81	41,885	100.00%	4.47
Reserve for unfunded lending commitments	790			1,188
Allowance for credit losses (4)	$35,872			$43,073

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $1.3 billion and discontinued real estate of $3.4 billion at September 30, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. Commercial loans accounted for under the fair value option included U.S. commercial loans of $1.9 billion and $1.6 billion, non-U.S. commercial loans of $4.5 billion and $1.7 billion and commercial real estate loans of $75 million and $79 million at September 30, 2011 and December 31, 2010.

(2)	Includes allowance for U.S. small business commercial loans of $935 million and $1.5 billion at September 30, 2011 and December 31, 2010.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $798 million and $1.1 billion at September 30, 2011 and December 31, 2010.

(4)	Includes $8.2 billion and $6.4 billion of valuation reserve presented with the allowance for credit losses related to PCI loans at September 30, 2011 and December 31, 2010.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded bankers' acceptances and binding loan commitments, excluding commitments accounted for under the fair value option. Unfunded lending commitments are subject to the same assessment as funded loans, including estimates of probability of default and LGD. Due to the nature of unfunded commitments, the estimate of probable losses must also consider utilization. To estimate the portion of these undrawn commitments that is likely to be drawn by a borrower at the time of estimated default, analyses of the Corporation's historical experience are applied to the unfunded commitments to estimate the funded exposure at default (EAD). The expected loss for unfunded lending commitments is the product of the probability of default, the LGD and the EAD, adjusted for any qualitative factors including economic uncertainty and inherent imprecision in models.

The reserve for unfunded lending commitments at September 30, 2011 was $790 million, $398 million lower than December 31, 2010 primarily driven by accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions and improved credit quality in the unfunded portfolio.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market movements. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and other trading operations, the ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. More detailed information on our market risk management process is included on pages 100 through 106 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2011 compared with the three months ended June 30, 2011. During the three months ended September 30, 2011, positive trading-related revenue was recorded for 69 percent (44 days) of the trading days of which 47 percent (30 days) were daily trading gains of over $25 million, nine percent (six days) of the trading days had losses greater than $25 million, three percent (two days) of trading days had losses greater than $100 million and the largest loss was $119 million. These results can be compared to the three months ended June 30, 2011, where positive trading-related revenue was recorded for 95 percent (60 days) of the trading days of which 78 percent (49 days) were daily trading gains of over $25 million, three percent (two days) of the trading days had losses greater than $25 million and the largest loss was $77 million. During the three months ended March 31, 2011, positive trading-related revenue was recorded for 100 percent (62 days) of the trading days of which 98 percent (61 days) were daily trading gains over $25 million.

Histogram of Daily Trading-Related Revenue
Number of Days
25
20
15
10
5
0
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended September 30, 2011
Three Months Ended June 30, 2011
Three Months Ended March 31, 2011

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

A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are, however, many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis and regularly review the assumptions underlying the model. Our VaR model utilizes three years of historical data. This time period was chosen to ensure that the VaR reflects both a broad range of market movements as well as being sensitive to recent changes in market volatility.

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

Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year. The number of actual backtesting excesses observed is dependent on current market performance, relative to historic market volatility. Currently, the three years of historical market data utilized for VaR includes the volatile fourth quarter of 2008. Subsequent market volatility has generally been lower, and as a result, the size of the largest trading losses experienced since then has been lower than would be expected based on the VaR measure. Actual losses did not exceed daily trading VaR in the twelve months ended September 30, 2011 or in the twelve months ended September 30, 2010. The graph below shows daily trading-related revenue and VaR for the twelve months ended September 30, 2011.

Trading Risk and Return
Daily Trading-related Revenue and VaR
400
300
200
100
0
-100
-200
-300
-400
(Dollars in millions)
9/30/2010
12/31/2010
3/31/2011
6/30/2011
9/30/2011
Daily Trading -related Revenue
VaR

Table 61 presents average, high and low daily trading VaR for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, as well as average daily trading VaR for the nine months ended September 30, 2011 and 2010.

Table 61
Trading Activities Market Risk VaR
	Three Months Ended September 30, 2011			Three Months Ended June 30, 2011			Three Months Ended September 30, 2010			Nine Months Ended September 30
										2011	2010
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	Average
Foreign exchange	$18.4	$31.0	$5.6	$14.3	$34.6	$6.0	$8.2	$13.4	$4.9	$20.4	$25.6
Interest rate	53.9	82.7	34.4	63.6	76.6	49.5	83.7	128.3	43.7	55.4	68.1
Credit	97.5	116.8	81.3	133.6	155.3	97.3	165.7	189.3	139.1	122.9	182.9
Real estate/mortgage	77.4	89.7	60.4	100.2	138.9	72.5	108.4	138.5	90.3	90.4	81.4
Equities	59.5	88.9	37.7	55.2	79.5	32.1	28.3	37.3	22.8	55.0	42.4
Commodities	15.7	19.2	12.1	23.7	33.8	15.9	16.8	20.4	12.8	21.0	20.7
Portfolio diversification	(158.7)	—	—	(161.4)	—	—	(226.1)	—	—	(172.9)	(205.3)
Total market-based trading portfolio	$163.7	$248.0	$97.7	$229.2	$318.6	$140.9	$185.0	$212.0	$152.5	$192.2	$215.8

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

The decrease in average VaR for the three months ended September 30, 2011 compared to June 30, 2011 was primarily due to strategic de-risking during the period. The most significant decreases were in credit and real estate where average VaR decreased $36 million and $23 million respectively.

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

Trading Portfolio Stress Testing

Because the very nature of a VaR model suggests results can exceed our estimates, and is dependent on a limited lookback window, we also stress test our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from pre-defined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process has been established to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 76.

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

The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics, but do not include the impact of hedge ineffectiveness. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect core net interest income and capital.

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

The spot and 12-month forward monthly rates used in our baseline forecasts at September 30, 2011 and December 31, 2010 are presented in Table 62.

Table 62
Forward Rates
	September 30, 2011			December 31, 2010
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.37%	2.11%	0.25%	0.30%	3.39%
12-month forward rates	0.25	0.58	2.39	0.25	0.72	3.86

Table 63 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from September 30, 2011 and December 31, 2010, resulting from gradual parallel and non-parallel shocks to the market-based forward curve. For further discussion of core net interest income, see page 27.

Table 63
Estimated Core Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	September 30 2011	December 31 2010
+100 bps Parallel shift	+100	+100	$1,415	$601
-50 bps Parallel shift	-50	-50	(983)	(499)
Flatteners
Short end	+100	—	400	136
Long end	—	-50	(616)	(280)
Long end	—	-100	(1,257)	(637)
Steepeners
Short end	-50	—	(363)	(209)
Long end	—	+100	1,021	493

The sensitivity analysis in Table 63 assumes that we take no action in response to these rate shifts over the indicated periods. Our core net interest income was asset sensitive to a parallel move in interest rates at both September 30, 2011 and December 31, 2010. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity. The significant decline in long-end rates contributed to the increase in asset sensitivity between December 31, 2010 and September 30, 2011.

Securities

The securities portfolio is an integral part of our ALM positioning and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At September 30, 2011 and December 31, 2010, we held AFS debt securities of $324.3 billion and $337.6 billion with a weighted-average duration of 4.2 years and 4.9 years. During the three months ended September 30, 2011 and 2010, we purchased AFS debt securities of $18.2 billion and $38.5 billion, sold $26.2 billion and $15.6 billion, and had maturities and received paydowns of $12.5 billion and $16.4 billion. We realized $737 million and $883 million in net gains on sales of debt securities during the three months ended September 30, 2011 and 2010.

During the three months ended September 30, 2011, we purchased approximately $26.2 billion of U.S. Agency MBS which are classified as securities held-to-maturity. The purchases of these securities were part of our long-term investment activities which include holding these securities to maturity. The classification of these securities as held to maturity also mitigates accumulated OCI volatility and possible negative impacts on our regulatory capital requirements under the Basel III capital standards. The contractual maturities of the held-to-maturity securities are greater than 10 years and they are subject to prepayment by the issuers.

During the nine months ended September 30, 2011 and 2010, we purchased AFS debt securities of $78.0 billion and $138.2 billion, sold $66.2 billion and $78.2 billion, and had maturities and received paydowns of $41.2 billion and $52.8 billion. We realized $2.2 billion and $1.7 billion in net gains on sales of debt securities during the nine months ended September 30, 2011 and 2010. During the three months ended September 30, 2011, we sold approximately half of our investment in CCB, which was classified as AFS, and recognized a pre-tax gain of $3.6 billion. For additional information about the CCB sale, see Note 5 – Securities to the Consolidated Financial Statements.

Accumulated OCI included after-tax net unrealized gains of $6.0 billion and $8.5 billion at September 30, 2011 and 2010, comprised primarily of after-tax net unrealized gains of $4.3 billion and $2.3 billion related to AFS debt securities and after-tax net unrealized gains of $1.7 billion and $6.2 billion related to AFS equity securities. The amount of pre-tax accumulated OCI related to AFS debt securities increased by $4.3 billion and $5.7 billion during the three and nine months ended September 30, 2011 to $6.8 billion primarily due to lower interest rates. This compared to a decrease of $1.0 billion during the three months ended September 30, 2010 and an increase of $4.7 billion during the nine months ended September 30, 2010. In connection with the sale of CCB shares, we reclassified a $3.6 billion pre-tax gain from accumulated OCI into earnings.

We recognized $85 million and $218 million of other-than-temporary impairment (OTTI) losses through earnings on AFS debt securities in the three and nine months ended September 30, 2011 compared to $123 million and $850 million for the same periods in 2010. There were no recognized OTTI losses on AFS marketable equity securities during the nine months ended September 30, 2011 compared to $3 million for the same period in 2010.

The recognition of OTTI losses on debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At September 30, 2011 and December 31, 2010, our residential mortgage portfolio was $267.8 billion (which includes $1.3 billion in residential mortgage loans accounted for under the fair value option) and $258.0 billion. For more information on consumer fair value option loans, see Consumer Credit Risk – Consumer Loans Accounted for Under the Fair Value Option on page 100. Outstanding residential mortgage loans increased $9.8 billion at September 30, 2011 compared to December 31, 2010 as new origination volume was partially offset by paydowns, charge-offs and transfers to foreclosed properties. In addition, we repurchased $7.7 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA which also increased the residential mortgage portfolio during the nine months ended September 30, 2011.

During the three months ended September 30, 2011 and 2010, we retained $11.5 billion and $17.1 billion in first-lien mortgages originated by CRES and GWIM. We received paydowns of $9.5 billion and $9.2 billion in the three months ended September 30, 2011 and 2010. There were no loans securitized during the three months ended September 30, 2011 and 2010. There were no purchases of residential mortgages related to ALM activities during the three months ended September 30, 2011 and 2010. We sold $17 million and $129 million of residential mortgages during the three months ended September 30, 2011 and 2010, all of which consisted of originated residential mortgages. Net gains on these transactions were minimal.

During the nine months ended September 30, 2011 and 2010, we retained $35.3 billion and $36.8 billion in first-lien mortgages originated by CRES and GWIM. We received paydowns of $29.9 billion and $25.8 billion in the nine months ended September 30, 2011 and 2010. There were no loans securitized during the nine months ended September 30, 2011 compared to $2.1 billion of loans securitized into MBS which we retained during the nine months ended September 30, 2010. We recognized gains of $61 million on the securitizations completed during the nine months ended September 30, 2010. We purchased $72 million of residential mortgages related to ALM activities during the nine months ended September 30, 2011 compared to none in the same period in 2010. We sold $91 million and $412 million of residential mortgages during the nine months ended September 30, 2011 and 2010, of which $11 million of the 2010 sales were previously purchased from third parties. Net gains on these transactions were minimal.

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

Changes to the composition of our derivatives portfolio during the three months ended September 30, 2011 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 64 includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and estimated duration of our open ALM derivatives at September 30, 2011 and December 31, 2010. These amounts do not include derivative hedges on our MSRs.

Table 64
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			September 30, 2011
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2011	2012	2013	2014	2015	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$15,003								6.45
Notional amount		$105,831	$—	$23,922	$8,144	$7,552	$10,774	$55,439
Weighted-average fixed-rate		4.17%	—%	2.67%	3.70%	3.82%	4.01%	4.97%
Pay-fixed interest rate swaps (1, 2)	(16,349)								11.22
Notional amount		$101,336	$—	$2,550	$1,504	$2,885	$17,436	$76,961
Weighted-average fixed-rate		3.36%	—%	1.48%	2.70%	2.13%	2.52%	3.67%
Same-currency basis swaps (3)	87
Notional amount		$203,240	$4,147	$44,211	$66,347	$28,623	$11,550	$48,362
Foreign exchange basis swaps (2, 4, 5)	3,046
Notional amount		237,500	2,570	52,462	40,591	51,134	19,616	71,127
Option products (6)	(2,459)
Notional amount (7)		15,784	3,160	1,500	4,950	600	300	5,274
Foreign exchange contracts (2, 5, 8)	3,361
Notional amount (7)		49,725	3,639	13,210	3,267	10,438	2,112	17,059
Futures and forward rate contracts	(14)
Notional amount (7)		6,410	6,410	—	—	—	—	—
Net ALM contracts	$2,675

			December 31, 2010
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2011	2012	2013	2014	2015	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$7,364								4.45
Notional amount		$104,949	$8	$36,201	$7,909	$7,270	$8,094	$45,467
Weighted-average fixed-rate		3.94%	1.00%	2.49%	3.90%	3.66%	3.71%	5.19%
Pay-fixed interest rate swaps (1, 2)	(3,827)								6.03
Notional amount		$156,067	$50,810	$16,205	$1,207	$4,712	$10,933	$72,200
Weighted-average fixed-rate		3.02%	2.37%	2.15%	2.88%	2.40%	2.75%	3.76%
Same-currency basis swaps (3)	103
Notional amount		$152,849	$13,449	$49,509	$31,503	$21,085	$11,431	$25,872
Foreign exchange basis swaps (2, 4, 5)	4,830
Notional amount		235,164	21,936	39,365	46,380	41,003	23,430	63,050
Option products (6)	(120)
Notional amount (7)		6,572	(1,180)	2,092	2,390	603	311	2,356
Foreign exchange contracts (2, 5, 8)	4,272
Notional amount (7)		109,544	59,508	5,427	10,048	13,035	2,372	19,154
Futures and forward rate contracts	(21)
Notional amount (7)		(280)	(280)	—	—	—	—	—
Net ALM contracts	$12,601

(1)
At September 30, 2011 and December 31, 2010, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and which will not be effective until their respective contractual start dates totaled $1.7 billion. The forward starting pay-fixed swap positions at September 30, 2011 and December 31, 2010 were $8.0 billion and $34.5 billion.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged using derivatives designated as fair value hedging instruments that substantially offset the fair values of these derivatives.

(3)
At September 30, 2011 and December 31, 2010, the notional amount of same-currency basis swaps consisted of $203.2 billion and $152.8 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $15.8 billion at September 30, 2011 were comprised of $43 million in purchased caps/floors, $12.8 billion in swaptions and $3.0 billion in foreign exchange options. Option products of $6.6 billion at December 31, 2010 were comprised of $160 million in purchased caps/floors, $8.2 billion in swaptions and $(1.8) billion in foreign exchange options.

(7)	Reflects the net of long and short positions.

(8)
Foreign exchange contracts include foreign currency-denominated and cross-currency receive-fixed interest rate swaps as well as foreign currency forward rate contracts. Total notional amount was comprised of $43.2 billion and $57.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps and $6.5 billion and $52.0 billion in net foreign currency forward rate contracts at September 30, 2011 and December 31, 2010.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $4.1 billion and $3.2 billion at September 30, 2011 and December 31, 2010. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at September 30, 2011, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.7 billion, or 28 percent, within the next year, 81 percent within five years, and 93 percent within 10 years, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax losses on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at September 30, 2011.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At September 30, 2011 and December 31, 2010, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $50.7 billion and $129.0 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward rate agreements, Eurodollar and U.S. Treasury futures, as well as mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $2.5 trillion and $47.5 billion at September 30, 2011 and $1.6 trillion and $60.3 billion at December 31, 2010. For the three and nine months ended September 30, 2011, we recorded gains in mortgage banking income of $4.3 billion and $5.5 billion related to the change in fair value of these economic hedges compared to gains of $2.2 billion and $7.1 billion for the same periods in 2010. For additional information on MSRs, see Note 19 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 39.

Compliance Risk Management

Compliance risk arises from the failure to adhere to laws, rules, regulations, and internal policies and procedures. Compliance risk can expose the Corporation to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations. Compliance is at the core of the Corporation's culture and is a key component of risk management discipline.

The Global Compliance organization is responsible for driving a culture of compliance, establishing compliance program standards and policies; executing, monitoring and testing business controls; performing risk assessments on the businesses' adherence to laws, rules and standards as well as effectiveness of business controls; delivering compliance risk reporting; and ensuring the identification, escalation, and timely mitigation of emerging and existing compliance risks. Global Compliance is also responsible for facilitating processes to effectively manage and influence the dynamic regulatory environment and build constructive relationships with regulators.

The Board provides oversight of compliance risks through its Audit Committee.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, not solely in operations functions, and its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Global banking guidelines and country-specific requirements for managing operational risk were established in Basel II which require that the Corporation has internal operational risk management processes to assess and measure operational risk exposure and to set aside appropriate capital to address those exposures.

We approach operational risk management from two perspectives to best manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the line of business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. A sound internal governance structure enhances the effectiveness of the Corporation’s Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the Chief Risk Officer and a variety of management committees and risk oversight groups aligned to the Corporation’s overall risk governance framework and practices. Of these, the Operational Risk Committee (ORC) oversees and approves the Corporation’s policies and processes for sound operational and compliance risk management. The ORC also serves as an escalation point for critical operational risk and compliance matters within the Corporation. The ORC reports operational risk activities to the Enterprise Risk Committee of the Board.

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

For more information on our operational risk management activities, see pages 106 through 107 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. The more judgmental estimates are summarized below.

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

For additional information, see Complex Accounting Estimates on pages 107 through 113 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K.

Level 3 Assets and Liabilities

Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include consumer MSRs, highly structured, complex or long-dated derivative contracts and private equity investments, as well as certain loans, MBS, ABS, structured liabilities and CDOs. The fair value of these Level 3 financial assets and liabilities is determined using pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value requires significant management judgment or estimation.

Table 65
Level 3 Asset and Liability Summary
	September 30, 2011			December 31, 2010
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$12,235	18.94%	0.55%	$15,525	19.56%	0.69%
Derivative assets	16,047	24.84	0.72	18,773	23.65	0.83
AFS debt securities	13,762	21.30	0.62	15,873	19.99	0.70
All other Level 3 assets at fair value	22,560	34.92	1.02	29,217	36.80	1.29
Total Level 3 assets at fair value (1)	$64,604	100.00%	2.91%	$79,388	100.00%	3.51%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$9,755	74.11%	0.49%	$11,028	70.90%	0.54%
Long-term debt	2,657	20.19	0.13	2,986	19.20	0.15
All other Level 3 liabilities at fair value	750	5.70	0.04	1,541	9.90	0.07
Total Level 3 liabilities at fair value (1)	$13,162	100.00%	0.66%	$15,555	100.00%	0.76%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.

During the three and nine months ended September 30, 2011, we recognized net losses of $916 million and net gains of $1.1 billion on Level 3 assets and liabilities. The net losses during the three months ended September 30, 2011 were primarily related to valuation changes on MSRs during the quarter, partially offset by gains on derivatives. The net gains during the nine months ended September 30, 2011 were primarily related to strong trading account results in the first quarter of 2011 combined with gains on IRLCs, partially offset by losses on MSRs. There were no net unrealized gains or losses in accumulated OCI on Level 3 assets and liabilities at September 30, 2011.

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

During the three months ended September 30, 2011, the transfers into Level 3 included $665 million of trading account assets and $679 million of long-term debt. Transfers into Level 3 for trading account assets were driven by decreased price observability for certain corporate loans and bonds. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain structured liabilities.

During the three months ended September 30, 2011, the transfers out of Level 3 included $769 million of AFS debt securities, $4.3 billion of loans and leases, $761 million of accrued expenses and other liabilities and $702 million of long-term debt. Transfers out of Level 3 for AFS debt securities were driven by increased use of observable inputs in pricing certain municipal securities. Transfers out of Level 3 for loans and leases and accrued expenses and other liabilities were driven by increased observable inputs, primarily liquid comparables, for certain corporate loans and unfunded loan commitments (included in other liabilities) accounted for under the fair value option. Transfers out of Level 3 for long-term debt were due to increased price observability for inputs used in the pricing of certain structured liabilities.

During the nine months ended September 30, 2011, the transfers into Level 3 included $1.6 billion of trading account assets and $1.7 billion of long-term debt accounted for under the fair value option. Transfers into Level 3 for trading account assets were primarily certain collateralized loan obligations, corporate loans and bonds that were transferred into Level 3 due to a lack of price transparency. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain structured liabilities.

During the nine months ended September 30, 2011, the transfers out of Level 3 included $1.2 billion of trading account assets, $4.3 billion of loans and leases, $1.6 billion of other assets and $1.2 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS, CMBS and consumer ABS portfolios. Transfers out of Level 3 for loans and leases were driven by increased observable inputs, primarily liquid comparables, for certain corporate loans accounted for under the fair value option. Transfers out of Level 3 for other assets were the result of an initial public offering of an equity investment. Transfers out of Level 3 for long-term debt were due to increased price observability for inputs used in the pricing of certain structured liabilities.

Goodwill and Intangible Assets

Background

The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K as well as Complex Accounting Estimates on pages 107 through 113 of the MD&A of the Corporation's 2010 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

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

2011 Annual Goodwill Impairment Testing

The Corporation's common stock price remained volatile during 2010 and 2011 primarily due to the continued uncertainty in the economy, and in the financial services industry, as well as adverse developments related to our mortgage business and increased regulation. During these periods, our market capitalization remained below our recorded book value. We estimate that the fair value of all reporting units in aggregate as of the June 30, 2011 annual goodwill impairment test was $210.2 billion and the common stock market capitalization of the Corporation as of that date was $111.1 billion ($62.0 billion at September 30, 2011). As none of our reporting units are publicly traded, individual reporting unit fair value determinations do not directly correlate to the Corporation's stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that recent fluctuations in our market capitalization reflect the fair value of our individual reporting units, except for the CRES reporting unit where we recorded goodwill impairment charges during the three months ended June 30, 2011 to reduce the carrying value of the goodwill to zero.

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. We determined the fair values of the reporting units using a combination of valuation techniques consistent with the market approach and the income approach and included the use of independent valuation specialists.

The market approach we used estimates the fair value of the individual reporting units by incorporating any combination of the tangible capital, book capital and earnings multiples from comparable publicly-traded companies in industries similar to that of the reporting unit. The relative weight assigned to these multiples varies among the reporting units based on qualitative and quantitative characteristics, primarily the size and relative profitability of the reporting unit as compared to the comparable publicly-traded companies. Since the fair values determined under the market approach are representative of a noncontrolling interest, a control premium was added to arrive at the reporting units' estimated fair values on a controlling basis.

For purposes of the income approach, we calculated discounted cash flows by taking the net present value of estimated cash flows using estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We utilized discount rates that we believe adequately reflect the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. We estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results.

During the three months ended September 30, 2011, we completed our annual goodwill impairment test as of June 30, 2011 for all of our reporting units which had goodwill. In performing the first step of the annual goodwill impairment analysis, we compared the fair value of each reporting unit to its current carrying value, including goodwill. To determine fair value, we utilized a combination of the market approach and income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premiums used in the June 30, 2011 annual goodwill impairment test ranged from 25 percent to 35 percent. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2011 annual goodwill impairment test ranged from 11 percent to 16 percent depending on the relative risk of a reporting unit. Growth rates developed by management for individual revenue and expense items in each reporting unit ranged from 0.7 percent to 6.7 percent. For certain revenue and expense items that have been significantly affected by the current economic environment and financial reform, management developed separate long-term forecasts.

Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

The table below shows goodwill assigned to the individual reporting units and the fair value as a percentage of the carrying value as of our June 30, 2011 annual goodwill impairment test.

Table 66
Goodwill by Reporting Unit
	June 30, 2011
(Dollars in millions)	Estimated Fair Value as a Percent of Allocated Carrying Value	Goodwill
Deposits	145.6%	$17,875
Card Services (1)	150.3	11,896
Global Commercial Banking	129.4	20,668
Global Banking & Markets
Global Markets	142.0	3,793
Global Corporate & Investment Management	162.5	6,880
Global Wealth & Investment Management
U.S. Trust	108.7	4,423
Merrill Lynch Global Wealth Management	217.7	5,211
Retirement & Philanthropic Services	512.0	294

(1)	Balances include the international consumer card portfolios.

In estimating the fair value of the reporting units in step one of the annual goodwill impairment analysis, the fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. Furthermore, a prolonged decrease or increase in a particular assumption would eventually lead to the fair value of a reporting unit being less than its carrying value. Also, to the extent step two of the annual goodwill impairment analysis is required, changes in the estimated fair values of the individual assets and liabilities may impact estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

Third Quarter 2011 Goodwill Impairment Test

On August 15, 2011, we announced that we have agreed to sell the Canadian consumer card business and that we will exit the European consumer card businesses. In light of these actions, the results of the international consumer card businesses were moved to All Other. Included in the movement of assets was goodwill of approximately $1.9 billion that was allocated from the Card Services reporting unit to All Other. This was partially offset by a reduction in goodwill related to the sale of the Canadian consumer card business which is expected to close in the fourth quarter of 2011. The allocation of goodwill was based on the relative fair values of the respective businesses within Card Services and the international consumer card businesses.

As discussed in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements, we adopted new accounting guidance issued in September 2011 on testing goodwill for impairment for the goodwill impairment test for Card Services and the European consumer card businesses completed during the three months ended September 30, 2011. We assessed the qualitative factors surrounding the goodwill remaining in Card Services and the goodwill allocated to All Other for the European consumer card businesses and concluded that it was not more-likely-than-not that the fair values of the reporting units are less than the carrying values. As a result, step one of the goodwill impairment test was not considered necessary.

In view of the uncertain economic conditions, we will evaluate selected reporting units in the fourth quarter for possible goodwill impairment.

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

The provision for representations and warranties may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimated range of possible loss related to non-GSE representations and warranties exposure has been disclosed. For the GSE claims where we have established a representations and warranties liability as discussed in Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, an assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $850 million or decrease of approximately $800 million in the representations and warranties liability as of September 30, 2011. Viewed from the perspective of home prices, for each one percent change in home prices, the liability for representations and warranties on unsettled GSE originations is estimated to be impacted by $125 million based on projected collateral losses and defect rates. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58, as well as Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.

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
Carrying Value (with respect to loans) – The amount at which a loan is recorded on the balance sheet. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For PCI loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date, and charge-offs. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held-for-sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For loans for which we have elected the fair value option, the carrying value is fair value.
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

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability Market Risk Committee
ARM	Adjustable-rate mortgage
CDO	Collateralized debt obligation
CES	Common Equivalent Securities
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
DVA	Debit valuation adjustment
EAD	Exposure at default
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HFI	Held-for-investment
HPI	Home Price Index
HUD	U.S. Department of Housing and Urban Development
IPO	Initial public offering
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
ORC	Operational Risk Committee
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
RMBS	Residential mortgage-backed securities
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
TLGP	Temporary Liquidity Guarantee Program
VA	U.S. Department of Veterans Affairs

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 124 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in internal controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2011	2010	2011	2010
Interest income
Loans and leases	$11,205	$12,485	$34,454	$38,847
Debt securities	1,729	2,605	7,286	8,638
Federal funds sold and securities borrowed or purchased under agreements to resell	584	441	1,698	1,346
Trading account assets	1,500	1,641	4,664	5,180
Other interest income	835	1,037	2,721	3,196
Total interest income	15,853	18,209	50,823	57,207

Interest expense
Deposits	704	950	2,386	3,103
Short-term borrowings	1,153	848	3,678	2,557
Trading account liabilities	547	635	1,801	2,010
Long-term debt	2,959	3,341	9,043	10,453
Total interest expense	5,363	5,774	16,908	18,123
Net interest income	10,490	12,435	33,915	39,084

Noninterest income
Card income	1,911	1,982	5,706	5,981
Service charges	2,068	2,212	6,112	7,354
Investment and brokerage services	3,022	2,724	9,132	8,743
Investment banking income	942	1,371	4,204	3,930
Equity investment income	1,446	357	4,133	3,748
Trading account profits	1,604	2,596	6,417	9,059
Mortgage banking income (loss)	1,617	1,755	(10,949)	4,153
Insurance income	190	75	1,203	1,468
Gains on sales of debt securities	737	883	2,182	1,654
Other income	4,511	433	6,729	3,498
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(114)	(156)	(271)	(1,616)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	29	33	53	766
Net impairment losses recognized in earnings on available-for-sale debt securities	(85)	(123)	(218)	(850)
Total noninterest income	17,963	14,265	34,651	48,738
Total revenue, net of interest expense	28,453	26,700	68,566	87,822

Provision for credit losses	3,407	5,396	10,476	23,306

Noninterest expense
Personnel	8,865	8,402	28,204	26,349
Occupancy	1,183	1,150	3,617	3,504
Equipment	616	619	1,815	1,845
Marketing	556	497	1,680	1,479
Professional fees	937	651	2,349	1,812
Amortization of intangibles	377	426	1,144	1,311
Data processing	626	602	1,964	1,882
Telecommunications	405	361	1,167	1,050
Other general operating	3,872	3,687	15,672	11,162
Goodwill impairment	—	10,400	2,603	10,400
Merger and restructuring charges	176	421	537	1,450
Total noninterest expense	17,613	27,216	60,752	62,244
Income (loss) before income taxes	7,433	(5,912)	(2,662)	2,272
Income tax expense (benefit)	1,201	1,387	(2,117)	3,266
Net income (loss)	$6,232	$(7,299)	$(545)	$(994)
Preferred stock dividends	343	348	954	1,036
Net income (loss) applicable to common shareholders	$5,889	$(7,647)	$(1,499)	$(2,030)

Per common share information
Earnings (loss)	$0.58	$(0.77)	$(0.15)	$(0.21)
Diluted earnings (loss)	0.56	(0.77)	(0.15)	(0.21)
Dividends paid	0.01	0.01	0.03	0.03
Average common shares issued and outstanding (in thousands)	10,116,284	9,976,351	10,095,859	9,706,951
Average diluted common shares issued and outstanding (in thousands)	10,464,395	9,976,351	10,095,859	9,706,951
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	September 30 2011	December 31 2010
Assets
Cash and cash equivalents	$82,865	$108,427
Time deposits placed and other short-term investments	18,330	26,433
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $92,441 and $78,599 measured at fair value and $225,561 and $209,249 pledged as collateral)	249,998	209,616
Trading account assets (includes $14,174 and $42,221 pledged as collateral)	176,398	194,671
Derivative assets	79,044	73,000
Debt securities:
Available-for-sale (includes $93,609 and $99,925 pledged as collateral)	324,267	337,627
Held-to-maturity, at cost (fair value - $26,508 and $427)	26,458	427
Total debt securities	350,725	338,054
Loans and leases (includes $11,224 and $3,321 measured at fair value and $63,084 and $91,730 pledged as collateral)	932,531	940,440
Allowance for loan and lease losses	(35,082)	(41,885)
Loans and leases, net of allowance	897,449	898,555
Premises and equipment, net	13,552	14,306
Mortgage servicing rights (includes $7,880 and $14,900 measured at fair value)	8,037	15,177
Goodwill	70,832	73,861
Intangible assets	8,764	9,923
Loans held-for-sale (includes $11,183 and $25,942 measured at fair value)	23,085	35,058
Customer and other receivables	89,302	85,704
Other assets (includes $38,378 and $70,531 measured at fair value)	151,247	182,124
Total assets	$2,219,628	$2,264,909

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)
Trading account assets	$8,911	$19,627
Derivative assets	1,611	2,027
Available-for-sale debt securities	256	2,601
Loans and leases	146,023	145,469
Allowance for loan and lease losses	(5,661)	(8,935)
Loans and leases, net of allowance	140,362	136,534
Loans held-for-sale	3,904	1,953
All other assets	5,414	7,086
Total assets of consolidated VIEs	$160,458	$169,828
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	September 30 2011	December 31 2010
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$321,253	$285,200
Interest-bearing (includes $3,268 and $2,732 measured at fair value)	629,176	645,713
Deposits in non-U.S. offices:
Noninterest-bearing	6,581	6,101
Interest-bearing	84,343	73,416
Total deposits	1,041,353	1,010,430
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $36,943 and $37,424 measured at fair value)	248,116	245,359
Trading account liabilities	68,026	71,985
Derivative liabilities	59,304	55,914
Commercial paper and other short-term borrowings (includes $6,194 and $7,178 measured at fair value)	33,869	59,962
Accrued expenses and other liabilities (includes $15,518 and $33,229 measured at fair value and $790 and $1,188 of reserve for unfunded lending commitments)	139,743	144,580
Long-term debt (includes $48,235 and $50,984 measured at fair value)	398,965	448,431
Total liabilities	1,989,376	2,036,661
Commitments and contingencies (Note 8 – Securitizations and Other Variable Interest Entities, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 11 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 3,993,660 and 3,943,660 shares	19,480	16,562
Common stock and additional paid-in capital, $0.01 par value; authorized — 12,800,000,000 shares; issued and outstanding — 10,134,431,514 and 10,085,154,806 shares	153,801	150,905
Retained earnings	59,043	60,849
Accumulated other comprehensive income (loss)	(2,071)	(66)
Other	(1)	(2)
Total shareholders’ equity	230,252	228,248
Total liabilities and shareholders’ equity	$2,219,628	$2,264,909

Liabilities of consolidated VIEs included in total liabilities above
Commercial paper and other short-term borrowings (includes $707 and $706 of non-recourse liabilities)	$6,208	$6,742
Long-term debt (includes $52,911 and $66,309 of non-recourse debt)	56,361	71,013
All other liabilities (includes $215 and $382 of non-recourse liabilities)	1,115	9,141
Total liabilities of consolidated VIEs	$63,684	$86,896
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total Shareholders’ Equity	Comprehensive Income (Loss)
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2009	$37,208	8,650,244	$128,734	$71,233	$(5,619)	$(112)	$231,444
Cumulative adjustments for accounting changes:
Consolidation of certain VIEs				(6,154)	(116)		(6,270)	$(116)
Credit-related notes				(229)	229			229
Net loss				(994)			(994)	(994)
Net change in available-for-sale debt and marketable equity securities					6,855		6,855	6,855
Net change in derivatives					(1,439)		(1,439)	(1,439)
Employee benefit plan adjustments					188		188	188
Net change in foreign currency translation adjustments					238		238	238
Dividends paid:
Common				(303)			(303)
Preferred				(1,036)			(1,036)
Common stock issued under employee plans and related tax effects		97,461	1,585			82	1,667
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244
Other	140			(2)		7	145
Balance, September 30, 2010	$18,104	10,033,705	$149,563	$62,515	$336	$(23)	$230,495	$4,961

Balance, December 31, 2010	$16,562	10,085,155	$150,905	$60,849	$(66)	$(2)	$228,248
Net loss				(545)			(545)	$(545)
Net change in available-for-sale debt and marketable equity securities					(1,404)		(1,404)	(1,404)
Net change in derivatives					(830)		(830)	(830)
Employee benefit plan adjustments					204		204	204
Net change in foreign currency translation adjustments					25		25	25
Dividends paid:
Common				(309)			(309)
Preferred				(954)			(954)
Issuance of preferred stock and warrants	2,918		2,082				5,000
Common stock issued under employee plans and related tax effects		49,277	814			1	815
Other				2			2
Balance, September 30, 2011	$19,480	10,134,432	$153,801	$59,043	$(2,071)	$(1)	$230,252	$(2,550)
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Nine Months Ended September 30
(Dollars in millions)	2011	2010
Operating activities
Net loss	$(545)	$(994)
Reconciliation of net loss to net cash provided by operating activities:
Provision for credit losses	10,476	23,306
Goodwill impairment	2,603	10,400
Gains on sales of debt securities	(2,182)	(1,654)
Depreciation and premises improvements amortization	1,496	1,651
Amortization of intangibles	1,144	1,311
Deferred income taxes	(2,980)	3,094
Net decrease in trading and derivative instruments	8,588	18,113
Net decrease in other assets	22,809	29,187
Net increase (decrease) in accrued expenses and other liabilities	(3,224)	6,726
Other operating activities, net	1,660	(13,757)
Net cash provided by operating activities	39,845	77,383
Investing activities
Net decrease in time deposits placed and other short-term investments	8,103	5,333
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(40,382)	(81,885)
Proceeds from sales of available-for-sale debt securities	68,373	79,813
Proceeds from paydowns and maturities of available-for-sale debt securities	41,181	52,832
Purchases of available-for-sale debt securities	(78,044)	(138,238)
Proceeds from maturities of held-to-maturity debt securities	44	3
Purchases of held-to-maturity debt securities	(26,168)	(100)
Proceeds from sales of loans and leases	1,783	7,629
Other changes in loans and leases, net	(4,813)	12,296
Net purchases of premises and equipment	(742)	(471)
Proceeds from sales of foreclosed properties	1,710	2,224
Cash received due to impact of adoption of new consolidation guidance	—	2,807
Other investing activities, net	7,357	802
Net cash used in investing activities	(21,598)	(56,955)
Financing activities
Net increase in deposits	30,923	3,490
Net increase in federal funds purchased and securities loaned or sold under agreements to repurchase	2,757	41,420
Net decrease in commercial paper and other short-term borrowings	(26,093)	(26,842)
Proceeds from issuance of long-term debt	22,936	51,524
Retirement of long-term debt	(77,847)	(79,048)
Proceeds from issuance of preferred stock and warrants	5,000	—
Cash dividends paid	(1,263)	(1,339)
Excess tax benefits on share-based payments	42	53
Other financing activities, net	3	(49)
Net cash used in financing activities	(43,542)	(10,791)
Effect of exchange rate changes on cash and cash equivalents	(267)	140
Net increase (decrease) in cash and cash equivalents	(25,562)	9,777
Cash and cash equivalents at January 1	108,427	121,339
Cash and cash equivalents at September 30	$82,865	$131,116
During the nine months ended September 30, 2011, the Corporation entered into an agreement with Assured Guaranty Ltd. and subsidiaries which resulted in non-cash increases to loans of $5.3 billion, other assets of $504 million and long-term debt of $5.8 billion.
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

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior period amounts have been reclassified to conform to current period presentation.

Effective January 1, 2011, the Corporation changed the name of the segment formerly known as Home Loans & Insurance to Consumer Real Estate Services (CRES). Effective July 1, 2011, as a result of the Corporation's decision to exit the international consumer card businesses, the Corporation changed the name of the segment formerly known as Global Card Services to Card Services.

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance on troubled debt restructurings (TDRs), including criteria to determine whether a loan modification represents a concession and whether the debtor is experiencing financial difficulties. This new accounting guidance is effective for the Corporation’s interim period ended September 30, 2011 with retrospective application back to January 1, 2011. As a result of the retrospective application, the Corporation classified $1.1 billion of commercial loan modifications and $52 million of consumer loan modifications as TDRs that in previous periods had not been classified as TDRs. These loans were newly identified as TDRs typically because the Corporation was not able to demonstrate that the modified rate of interest, although significantly higher than the rate prior to modification, was a market rate of interest. These newly identified TDRs did not have a significant impact on the allowance for credit losses or provision expense. At September 30, 2011, these amounts included $519 million of performing commercial loans and $8 million of performing consumer loans that were not previously considered to be impaired loans and which have an aggregate allowance of $41 million.

In April 2011, the FASB issued new accounting guidance that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance will be effective, on a prospective basis, for new transactions or modifications to existing transactions on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

In May 2011, the FASB issued amendments to the fair value accounting guidance. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments will be effective on January 1, 2012. The Corporation is currently assessing the impact of this guidance on its consolidated financial position and results of operations.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for the Corporation for the three months ended March 31, 2012. The adoption of this guidance, which involves disclosures only, will not impact the Corporation’s consolidated financial position or results of operations.

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment testing. The new guidance permits entities to make a qualitative assessment of whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value before applying the two-step impairment test. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, an entity would not be required to perform the two-step impairment test. The guidance includes factors for entities to consider when making the qualitative assessment, including macroeconomic and company-specific factors as well as factors relating to a specific reporting unit. The Corporation early adopted the new accounting guidance for the goodwill impairment test for Card Services and the European consumer card businesses completed during the three months ended September 30, 2011.

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

Substantially all repurchase and resale activities are transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the Consolidated Balance Sheet where it has such a legally enforceable master agreement and the transactions have the same maturity date.

In transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheet at fair value, representing the securities received, and a liability for the same amount, representing the obligation to return those securities.

At the end of certain quarterly periods from January 1, 2006 through March 31, 2010, the Corporation had recorded as sales certain transfers of agency mortgage-backed securities (MBS) which, based on an ongoing internal review and interpretation, should have been recorded as secured financings. The Corporation has recently completed a detailed review to determine whether there are additional sales of agency MBS that should have been recorded as secured financings and has identified additional transactions. These transactions did not have a material impact on the Corporation's Consolidated Financial Statements for any of the affected periods. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Loans and Leases

Under applicable accounting guidance, for reporting purposes, the loan and lease portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables is defined as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s three portfolio segments are home loans, credit card and other consumer, and commercial. The classes within the home loans portfolio segment are core portfolio residential mortgage, Legacy Asset Servicing residential mortgage, Countrywide Financial Corporation (Countrywide) residential mortgage purchased credit-impaired (PCI), core portfolio home equity, Legacy Asset Servicing home equity, Countrywide home equity PCI, Legacy Asset Servicing discontinued real estate and Countrywide discontinued real estate PCI. The classes within the credit card and other consumer portfolio segment are U.S. credit card, non-U.S. credit card, direct/indirect consumer and other consumer. The classes within the commercial portfolio segment are U.S. commercial, commercial real estate, commercial lease financing, non-U.S. commercial and U.S. small business commercial.

Revenue Recognition

The following summarizes the Corporation’s revenue recognition policies as they relate to certain noninterest income line items in the Consolidated Statement of Income.

Card income is derived from fees such as interchange, cash advance, annual, late, over-limit and other miscellaneous fees, which are recorded as revenue when earned, primarily on an accrual basis. Uncollected fees are included in the customer card receivables balances with an amount recorded in the allowance for loan and lease losses for estimated uncollectible card receivables. Uncollected fees are written off when a card receivable reaches 180 days past due.

Service charges include fees for insufficient funds, overdrafts and other banking services and are recorded as revenue when earned. Uncollected fees are included in outstanding loan balances with an amount recorded for estimated uncollectible service fees receivable. Uncollected fees are written off when a fee receivable reaches 60 days past due.

Investment and brokerage services revenue consists primarily of asset management fees and brokerage income that is recognized over the period the services are provided or when commissions are earned. Asset management fees consist primarily of fees for investment management and trust services and are generally based on the dollar amount of the assets being managed. Brokerage income is generally derived from commissions and fees earned on the sale of various financial products.

Investment banking income consists primarily of advisory and underwriting fees that are recognized in income as the services are provided and no contingencies exist. Revenues are generally recognized net of any direct expenses. Non-reimbursed expenses are recorded as noninterest expense.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Severance and employee-related charges	$48	$88	$181	$362
Systems integrations and related charges	62	260	247	898
Other	66	73	109	190
Total merger and restructuring charges	$176	$421	$537	$1,450

For the three and nine months ended September 30, 2011, all merger-related charges related to the Merrill Lynch & Co., Inc. (Merrill Lynch) acquisition. For the three and nine months ended September 30, 2010, $420 million and $1.3 billion of merger-related charges related to the Merrill Lynch acquisition and $1 million and $197 million related to earlier acquisitions.

The table below presents the changes in restructuring reserves for the three and nine months ended September 30, 2011 and 2010. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the total merger and restructuring charges in the table above. Substantially all of the amounts in the table below relate to the Merrill Lynch acquisition.

	Restructuring Reserves
(Dollars in millions)	2011	2010
Balance, January 1	$336	$403
Exit costs and restructuring charges:
Merrill Lynch	127	199
Other	—	53
Cash payments and other	(294)	(395)
Balance, June 30	$169	$260
Exit costs and restructuring charges:
Merrill Lynch	45	87
Cash payments and other	(18)	(74)
Balance, September 30	$196	$273

NOTE 3 – Trading Account Assets and Liabilities

The table below presents the components of trading account assets and liabilities at September 30, 2011 and December 31, 2010.

(Dollars in millions)	September 30 2011	December 31 2010
Trading account assets
U.S. government and agency securities (1)	$51,725	$60,811
Corporate securities, trading loans and other	45,482	49,352
Non-U.S. sovereign debt	43,112	33,523
Equity securities	23,639	32,129
Mortgage trading loans and asset-backed securities	12,440	18,856
Total trading account assets	$176,398	$194,671
Trading account liabilities
U.S. government and agency securities	$21,373	$29,340
Equity securities	18,614	15,482
Non-U.S. sovereign debt	17,767	15,813
Corporate securities and other	10,272	11,350
Total trading account liabilities	$68,026	$71,985

(1)	Includes $23.8 billion and $29.7 billion of government-sponsored enterprise obligations at September 30, 2011 and December 31, 2010.

NOTE 4 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. The tables below identify derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2011 and December 31, 2010. Balances are presented on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	September 30, 2011
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total
Interest rate contracts
Swaps	$44,392.2	$1,713.0	$16.1	$1,729.1	$1,690.8	$15.1	$1,705.9
Futures and forwards	12,062.5	3.7	—	3.7	4.3	—	4.3
Written options	2,803.1	—	—	—	116.0	—	116.0
Purchased options	2,834.3	120.8	—	120.8	—	—	—
Foreign exchange contracts
Swaps	2,326.5	65.6	3.0	68.6	75.4	2.0	77.4
Spot, futures and forwards	2,938.4	55.6	2.2	57.8	56.1	0.4	56.5
Written options	479.7	—	—	—	13.5	—	13.5
Purchased options	442.5	13.1	—	13.1	—	—	—
Equity contracts
Swaps	52.0	1.9	—	1.9	2.1	—	2.1
Futures and forwards	102.4	2.5	—	2.5	2.3	—	2.3
Written options	364.4	—	—	—	24.3	—	24.3
Purchased options	362.3	26.0	—	26.0	—	—	—
Commodity contracts
Swaps	78.4	6.0	0.1	6.1	6.2	—	6.2
Futures and forwards	554.0	3.8	—	3.8	2.6	—	2.6
Written options	137.8	—	—	—	8.3	—	8.3
Purchased options	138.3	8.3	—	8.3	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,085.3	116.6	—	116.6	11.6	—	11.6
Total return swaps/other	27.5	0.8	—	0.8	0.3	—	0.3
Written credit derivatives:
Credit default swaps	2,005.0	12.3	—	12.3	111.9	—	111.9
Total return swaps/other	24.8	0.6	—	0.6	0.9	—	0.9
Gross derivative assets/liabilities		$2,150.6	$21.4	$2,172.0	$2,126.6	$17.5	$2,144.1
Less: Legally enforceable master netting agreements				(2,027.4)			(2,027.4)
Less: Cash collateral applied				(65.6)			(57.4)
Total derivative assets/liabilities				$79.0			$59.3

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $3.0 billion of long-term debt designated as a hedge of foreign currency risk.

	December 31, 2010
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total
Interest rate contracts
Swaps	$42,719.2	$1,193.9	$14.9	$1,208.8	$1,187.9	$2.2	$1,190.1
Futures and forwards	9,939.2	6.0	—	6.0	4.7	—	4.7
Written options	2,887.7	—	—	—	82.8	—	82.8
Purchased options	3,026.2	88.0	—	88.0	—	—	—
Foreign exchange contracts
Swaps	630.1	26.5	3.7	30.2	28.5	2.1	30.6
Spot, futures and forwards	2,652.9	41.3	—	41.3	44.2	—	44.2
Written options	439.6	—	—	—	13.2	—	13.2
Purchased options	417.1	13.0	—	13.0	—	—	—
Equity contracts
Swaps	42.4	1.7	—	1.7	2.0	—	2.0
Futures and forwards	78.8	2.9	—	2.9	2.1	—	2.1
Written options	242.7	—	—	—	19.4	—	19.4
Purchased options	193.5	21.5	—	21.5	—	—	—
Commodity contracts
Swaps	90.2	8.8	0.2	9.0	9.3	—	9.3
Futures and forwards	413.7	4.1	—	4.1	2.8	—	2.8
Written options	86.3	—	—	—	6.7	—	6.7
Purchased options	84.6	6.6	—	6.6	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,184.7	69.8	—	69.8	34.0	—	34.0
Total return swaps/other	26.0	0.9	—	0.9	0.2	—	0.2
Written credit derivatives:
Credit default swaps	2,133.5	33.3	—	33.3	63.2	—	63.2
Total return swaps/other	22.5	0.5	—	0.5	0.5	—	0.5
Gross derivative assets/liabilities		$1,518.8	$18.8	$1,537.6	$1,501.5	$4.3	$1,505.8
Less: Legally enforceable master netting agreements				(1,406.3)			(1,406.3)
Less: Cash collateral applied				(58.3)			(43.6)
Total derivative assets/liabilities				$73.0			$55.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $4.1 billion of long-term debt designated as a hedge of foreign currency risk.

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

Fair Value Hedges

The table below summarizes amounts recognized in revenue related to the Corporation’s derivatives designated as fair value hedges for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30			Nine Months Ended September 30
	2011			2011
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$4,055	$(4,233)	$(178)	$4,494	$(4,938)	$(444)
Interest rate and foreign currency risk on long-term debt (1)	(870)	759	(111)	1,317	(1,534)	(217)
Interest rate risk on AFS securities (2)	(10,420)	9,810	(610)	(11,141)	10,356	(785)
Price risk on commodity inventory (3)	16	(16)	—	32	(32)	—
Total	$(7,219)	$6,320	$(899)	$(5,298)	$3,852	$(1,446)

	2010			2010
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$2,128	$(2,268)	$(140)	$6,214	$(6,598)	$(384)
Interest rate and foreign currency risk on long-term debt (1)	3,913	(3,867)	46	630	(911)	(281)
Interest rate risk on AFS securities (2)	(3,073)	2,842	(231)	(8,342)	8,024	(318)
Price risk on commodity inventory (3)	25	(23)	2	66	(69)	(3)
Total	$2,993	$(3,316)	$(323)	$(1,432)	$446	$(986)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on AFS securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow Hedges

The table below summarizes certain information related to the Corporation’s derivatives designated as cash flow hedges and net investment hedges for the three and nine months ended September 30, 2011 and 2010. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of approximately $1.7 billion ($1.1 billion after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items.

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

Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude gains (losses) of $145 million and $(33) million related to long-term debt designated as a net investment hedge for the three and nine months ended September 30, 2011 compared to $(241) million and $135 million for the same periods in 2010.

	Three Months Ended September 30			Nine Months Ended September 30
	2011			2011
(Dollars in millions, amounts pre-tax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios (2)	$(1,550)	$(464)	$26	$(2,272)	$(1,212)	$(8)
Commodity price risk on forecasted purchases and sales	5	2	2	(4)	5	—
Price risk on restricted stock awards	(204)	(75)	—	(395)	(145)	—
Total	$(1,749)	$(537)	$28	$(2,671)	$(1,352)	$(8)
Net investment hedges
Foreign exchange risk	$2,212	$(16)	$(175)	$597	$407	$(425)

	2010			2010
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(1,577)	$(116)	$(9)	$(2,935)	$(302)	$(29)
Commodity price risk on forecasted purchases and sales	20	3	4	47	16	6
Price risk on restricted stock awards	(58)	(21)	—	(96)	(4)	—
Price risk on equity investments included in AFS securities	—	—	—	186	(226)	—
Total	$(1,615)	$(134)	$(5)	$(2,798)	$(516)	$(23)
Net investment hedges
Foreign exchange risk	$(2,162)	$—	$(63)	$(278)	$—	$(196)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)
Gains reclassified from accumulated OCI to income include $38 million related to the discontinuance of certain cash flow hedges because it was no longer probable that the original forecasted transaction would occur.

The Corporation entered into equity total return swaps to hedge a portion of restricted stock units (RSUs) granted to certain employees as part of their compensation in prior periods. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances, and certain awards may be settled in cash. These RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. From time to time, the Corporation may enter into equity derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of any RSUs that may be granted, if any, subject to similar or other terms and conditions. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on RSUs and related hedges, see Note 12 – Shareholders' Equity.

Economic Hedges

Derivatives accounted for as economic hedges, because either they did not qualify for or were not designated as accounting hedges, are used by the Corporation to reduce certain risk exposures. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2011 and 2010. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Price risk on mortgage banking production income (1, 2)	$1,158	$3,577	$2,324	$6,974
Interest rate risk on mortgage banking servicing income (1)	2,678	1,736	3,063	5,048
Credit risk on loans (3)	66	(44)	38	(72)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	(3,616)	7,613	1,604	(1,596)
Other (5)	(288)	(35)	(384)	(134)
Total	$(2)	$12,847	$6,645	$10,220

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.

(2)
Includes gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $1.2 billion and $3.4 billion for the three and nine months ended September 30, 2011 compared to $2.9 billion and $7.6 billion for the same periods in 2010.

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

Certain instruments, primarily loans, held in the GBAM business segment are not considered trading instruments. Gains (losses) on sales and changes in fair value of these instruments, where applicable (e.g., where the fair value option has been elected), are reflected in other income. Interest revenue for debt securities and loans is included in net interest income.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in GBAM, categorized by primary risk, for the three and nine months ended September 30, 2011 and 2010. The difference between total trading account profits in the table below and in the Consolidated Statement of Income relates to trading activities in business segments other than GBAM.

	Three Months Ended September 30
	2011				2010
(Dollars in millions)	Trading Account Profits	Other Income (1, 2)	Net Interest Income	Total	Trading Account Profits	Other Income (1, 2)	Net Interest Income	Total
Interest rate risk	$1,241	$8	$256	$1,505	$471	$25	$134	$630
Foreign exchange risk	333	(17)	2	318	207	(28)	(1)	178
Equity risk	267	646	48	961	418	562	(15)	965
Credit risk	(461)	(408)	687	(182)	1,179	340	952	2,471
Other risk	201	(4)	(63)	134	151	27	(43)	135
Total sales and trading revenue	$1,581	$225	$930	$2,736	$2,426	$926	$1,027	$4,379

	Nine Months Ended September 30
	2011				2010
Interest rate risk	$2,028	$(5)	$672	$2,695	$1,958	$65	$460	$2,483
Foreign exchange risk	825	(48)	8	785	722	(46)	—	676
Equity risk	1,326	1,904	77	3,307	1,494	1,892	(17)	3,369
Credit risk	1,532	390	2,239	4,161	4,294	446	2,905	7,645
Other risk	486	(2)	(126)	358	201	111	(141)	171
Total sales and trading revenue	$6,197	$2,239	$2,870	$11,306	$8,669	$2,468	$3,207	$14,344

(1)	Represents investment and brokerage services and other income recorded in GBAM that the Corporation includes in its definition of sales and trading revenue.

(2)
Other income includes commissions and brokerage fee revenue of $610 million and $1.9 billion for the three and nine months ended September 30, 2011 and $560 million and $1.8 billion for the same periods in 2010.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at September 30, 2011 and December 31, 2010 are summarized below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

	September 30, 2011
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$640	$5,991	$19,676	$12,475	$38,782
Non-investment grade	3,092	15,416	21,595	33,055	73,158
Total	3,732	21,407	41,271	45,530	111,940
Total return swaps/other:
Investment grade	—	1	392	238	631
Non-investment grade	3	—	48	199	250
Total	3	1	440	437	881
Total credit derivatives	$3,735	$21,408	$41,711	$45,967	$112,821
Credit-related notes: (1)
Investment grade	$138	$10	$214	$1,975	$2,337
Non-investment grade	—	80	217	1,339	1,636
Total credit-related notes	$138	$90	$431	$3,314	$3,973
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$140,443	$404,540	$465,308	$204,044	$1,214,335
Non-investment grade	106,067	283,738	215,745	185,143	790,693
Total	246,510	688,278	681,053	389,187	2,005,028
Total return swaps/other:
Investment grade	13	130	18,781	2,942	21,866
Non-investment grade	197	629	1,438	686	2,950
Total	210	759	20,219	3,628	24,816
Total credit derivatives	$246,720	$689,037	$701,272	$392,815	$2,029,844

	December 31, 2010
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$158	$2,607	$7,331	$14,880	$24,976
Non-investment grade	598	6,630	7,854	23,106	38,188
Total	756	9,237	15,185	37,986	63,164
Total return swaps/other:
Investment grade	—	—	38	60	98
Non-investment grade	1	2	2	415	420
Total	1	2	40	475	518
Total credit derivatives	$757	$9,239	$15,225	$38,461	$63,682
Credit-related notes: (1, 2)
Investment grade	$—	$136	$—	$3,525	$3,661
Non-investment grade	9	33	174	2,423	2,639
Total credit-related notes	$9	$169	$174	$5,948	$6,300
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$133,691	$466,565	$475,715	$275,434	$1,351,405
Non-investment grade	84,851	314,422	178,880	203,930	782,083
Total	218,542	780,987	654,595	479,364	2,133,488
Total return swaps/other:
Investment grade	—	10	15,413	4,012	19,435
Non-investment grade	113	78	951	1,897	3,039
Total	113	88	16,364	5,909	22,474
Total credit derivatives	$218,655	$781,075	$670,959	$485,273	$2,155,962

(1)	For credit-related notes, maximum payout/notional is the same.

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

The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying amount and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at September 30, 2011 was $63.7 billion and $1.1 trillion compared to $43.7 billion and $1.4 trillion at December 31, 2010.

Credit-related notes in the table on page 159 include investments in securities issued by collateralized debt obligations (CDOs), collateralized loan obligations (CLOs) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed for these instruments.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the over-the-counter (OTC) market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit ratings downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 153, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation’s derivative contracts contain credit risk related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted (e.g., other debt or equity). These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2011 and December 31, 2010, the Corporation held cash and securities collateral of $93.0 billion and $86.1 billion, and posted cash and securities collateral of $87.8 billion and $66.9 billion in the normal course of business under derivative agreements.

In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation and its subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure.

At September 30, 2011, the amount of collateral, calculated based on the terms of the contracts that the Corporation and its subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $4.9 billion. That amount included $3.2 billion in collateral that could be required to be posted as a result of the downgrade by Moody's Investors Service, Inc. on September 21, 2011.

Some counterparties are able to unilaterally terminate certain contracts, or the Corporation may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2011, the current liability recorded for these derivative contracts was $3.5 billion, against which the Corporation had posted $1.6 billion of collateral for these contracts, resulting in a net uncollateralized liability of $1.9 billion. The amount of additional collateral calculated based on the terms of the contracts the Corporation could be required to post is approximately $2.3 billion, all of which is included in the $4.9 billion figure discussed above.

In addition, if at September 30, 2011, the ratings agencies had downgraded their long-term senior debt ratings for the Corporation by one incremental notch, the amount of additional collateral and termination payments contractually required by such derivative contracts and other trading agreements would have been up to approximately $5.1 billion comprised of $3.4 billion for BANA and $1.7 billion for Merrill Lynch. If the agencies had downgraded their long-term senior debt ratings for the Corporation by a second incremental notch, approximately $1.5 billion comprised of approximately $1.0 billion for BANA and $500 million for Merrill Lynch, in additional collateral and termination payments would have been required.

Derivative Valuation Adjustments

The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty. During the three and nine months ended September 30, 2011, credit valuation gains (losses) of $(1.6) billion and $(2.0) billion ($(81) million and $(704) million, net of hedges) compared to $400 million and $(27) million ($183 million and $(188) million, net of hedges) for the same periods in 2010 for counterparty credit risk related to derivative assets were recognized in trading account profits. These credit valuation adjustments were primarily related to the Corporation’s monoline exposure. At September 30, 2011 and December 31, 2010, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $3.0 billion and $6.8 billion.

In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three and nine months ended September 30, 2011, the Corporation recorded DVA gains (losses) of $1.8 billion and $1.7 billion ($1.7 billion and $1.5 billion, net of hedges) compared to $(55) million and $307 million ($(34) million and $212 million, net of hedges) for the same periods in 2010 in trading account profits for changes in the Corporation’s or its subsidiaries’ credit risk. At September 30, 2011 and December 31, 2010, the Corporation’s cumulative DVA reduced the derivative liabilities balance by $2.7 billion and $1.1 billion.

NOTE 5 – Securities

The table below presents the amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of AFS debt and marketable equity securities at September 30, 2011 and December 31, 2010.

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, September 30, 2011
U.S. Treasury and agency securities	$59,905	$874	$(748)	$60,031
Mortgage-backed securities:
Agency	155,008	5,106	(35)	160,079
Agency collateralized mortgage obligations	52,197	1,156	(115)	53,238
Non-agency residential (1)	17,707	394	(507)	17,594
Non-agency commercial	5,968	634	(3)	6,599
Non-U.S. securities	4,914	61	(12)	4,963
Corporate bonds	3,982	149	(15)	4,116
Other taxable securities, substantially all asset-backed securities	12,444	51	(27)	12,468
Total taxable securities	312,125	8,425	(1,462)	319,088
Tax-exempt securities	5,299	16	(136)	5,179
Total available-for-sale debt securities	$317,424	$8,441	$(1,598)	$324,267
Available-for-sale marketable equity securities, September 30, 2011 (2)	$3,880	$2,715	$(25)	$6,570

Available-for-sale debt securities, December 31, 2010
U.S. Treasury and agency securities	$49,413	$604	$(912)	$49,105
Mortgage-backed securities:
Agency	190,409	3,048	(2,240)	191,217
Agency collateralized mortgage obligations	36,639	401	(23)	37,017
Non-agency residential (1)	23,458	588	(929)	23,117
Non-agency commercial	6,167	686	(1)	6,852
Non-U.S. securities	4,054	92	(7)	4,139
Corporate bonds	5,157	144	(10)	5,291
Other taxable securities, substantially all asset-backed securities	15,514	39	(161)	15,392
Total taxable securities	330,811	5,602	(4,283)	332,130
Tax-exempt securities	5,687	32	(222)	5,497
Total available-for-sale debt securities	$336,498	$5,634	$(4,505)	$337,627
Available-for-sale marketable equity securities, December 31, 2010 (2)	$8,650	$10,628	$(13)	$19,265

(1)
At September 30, 2011, includes approximately 89 percent prime bonds, nine percent Alt-A bonds and two percent subprime bonds. At December 31, 2010, includes approximately 90 percent prime bonds, eight percent Alt-A bonds and two percent subprime bonds.

(2)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.

At September 30, 2011, the accumulated net unrealized gains on AFS debt securities included in accumulated OCI were $4.3 billion, net of the related deferred taxes of $2.5 billion. At September 30, 2011 and December 31, 2010, the Corporation had nonperforming AFS debt securities with a fair value of $16 million and $44 million.

During the three months ended September 30, 2011, the Corporation purchased $26.2 billion of U.S. agency securities with contractual maturities greater than 10 years that were classified as held-to-maturity debt securities. At September 30, 2011, the amortized cost of held-to-maturity debt securities was $26.5 billion and the fair value approximated $26.5 billion. At December 31, 2010, both the amortized cost and fair value of held-to-maturity debt securities was $427 million. At September 30, 2011, the fair value of approximately $11.0 billion of the held-to-maturity debt securities was in a $38 million unrecognized holding loss position, all of which was for a period of less than 12 months. The fair value of the remaining held-to-maturity debt securities was in an $88 million unrecognized holding gain position. The net unrecognized holding gain position of the held-to-maturity debt securities was $50 million at September 30, 2011.

The Corporation recorded other-than-temporary impairment (OTTI) losses on debt securities for the three and nine months ended September 30, 2011 and 2010 as presented in the table below. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell the debt securities prior to recovery, the entire impairment is recorded in the Consolidated Statement of Income. For debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining portion recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI. Balances in the table below exclude $2 million and $6 million of unrealized gains recorded in accumulated OCI related to such securities for the three and nine months ended September 30, 2011 and $18 million and $82 million for the same periods in 2010.

	Three Months Ended September 30, 2011
(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Non-U.S. Securities	Corporate Bonds	Other Taxable Securities	Total
Total OTTI losses	$(114)	$—	$—	$—	$—	$(114)
OTTI losses recognized in accumulated OCI	29	—	—	—	—	29
Net impairment losses recognized in earnings	$(85)	$—	$—	$—	$—	$(85)

		Three Months Ended September 30, 2010
Total OTTI losses	$(154)	$—	$(2)	$—	$—	$(156)
OTTI losses recognized in accumulated OCI	33	—	—	—	—	33
Net impairment losses recognized in earnings	$(121)	$—	$(2)	$—	$—	$(123)

	Nine Months Ended September 30, 2011
Total OTTI losses	$(269)	$—	$—	$—	$(2)	$(271)
OTTI losses recognized in accumulated OCI	53	—	—	—	—	53
Net impairment losses recognized in earnings	$(216)	$—	$—	$—	$(2)	$(218)

	Nine Months Ended September 30, 2010
Total OTTI losses	$(925)	$(1)	$(213)	$(2)	$(475)	$(1,616)
OTTI losses recognized in accumulated OCI	460	—	16	—	290	766
Net impairment losses recognized in earnings	$(465)	$(1)	$(197)	$(2)	$(185)	$(850)

The table below presents a rollforward of the credit losses recognized in earnings on debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell as of and for three and nine months ended September 30, 2011.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Balance, beginning of period	$930	$2,854	$2,148	$3,155
Additions for credit losses recognized on debt securities that had no previous impairment losses	1	84	50	455
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	12	39	96	395
Reductions for debt securities sold or intended to be sold	(672)	(437)	(2,023)	(1,465)
Balance, September 30	$271	$2,540	$271	$2,540

The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model and estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then uses a third-party vendor to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on an impaired debt security are discounted using the effective yield of each individual impaired debt security.

Significant assumptions used in the valuation of non-agency residential mortgage-backed securities (RMBS) were as follows at September 30, 2011.

		Range (1)
	Weighted-average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	9.7%	3.0%	20.7%
Loss severity	49.5	16.4	62.0
Life default rate	51.6	1.8	99.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Additionally, annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores and geographic concentrations. The weighted-average severity by collateral type was 45 percent for prime bonds, 51 percent for Alt-A bonds and 56 percent for subprime bonds at September 30, 2011. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 37 percent for prime bonds, 66 percent for Alt-A bonds and 62 percent for subprime bonds at September 30, 2011.

The table below presents the fair value and the associated gross unrealized losses on AFS securities with gross unrealized losses at September 30, 2011 and December 31, 2010, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily-impaired available-for-sale debt securities at September 30, 2011
U.S. Treasury and agency securities	$642	$(3)	$37,864	$(745)	$38,506	$(748)
Mortgage-backed securities:
Agency	4,960	(25)	1,273	(10)	6,233	(35)
Agency collateralized mortgage obligations	7,930	(82)	1,027	(33)	8,957	(115)
Non-agency residential	2,799	(88)	3,312	(341)	6,111	(429)
Non-agency commercial	42	(1)	19	(2)	61	(3)
Non-U.S. securities	359	(10)	102	(2)	461	(12)
Corporate bonds	389	(12)	91	(3)	480	(15)
Other taxable securities	2,525	(8)	3,789	(19)	6,314	(27)
Total taxable securities	19,646	(229)	47,477	(1,155)	67,123	(1,384)
Tax-exempt securities	1,289	(27)	3,504	(109)	4,793	(136)
Total temporarily-impaired available-for-sale debt securities	20,935	(256)	50,981	(1,264)	71,916	(1,520)
Temporarily-impaired available-for-sale marketable equity securities	43	(9)	22	(16)	65	(25)
Total temporarily-impaired available-for-sale securities	20,978	(265)	51,003	(1,280)	71,981	(1,545)
Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	281	(43)	393	(35)	674	(78)
Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities (2)	$21,259	$(308)	$51,396	$(1,315)	$72,655	$(1,623)

Temporarily-impaired available-for-sale debt securities at December 31, 2010
U.S. Treasury and agency securities	$27,384	$(763)	2,382	(149)	$29,766	$(912)
Mortgage-backed securities:
Agency	85,517	(2,240)	—	—	85,517	(2,240)
Agency collateralized mortgage obligations	3,220	(23)	—	—	3,220	(23)
Non-agency residential	6,385	(205)	2,245	(274)	8,630	(479)
Non-agency commercial	47	(1)	—	—	47	(1)
Non-U.S. securities	—	—	70	(7)	70	(7)
Corporate bonds	465	(9)	22	(1)	487	(10)
Other taxable securities	3,414	(38)	46	(7)	3,460	(45)
Total taxable securities	126,432	(3,279)	4,765	(438)	131,197	(3,717)
Tax-exempt securities	2,325	(95)	568	(119)	2,893	(214)
Total temporarily-impaired available-for-sale debt securities	128,757	(3,374)	5,333	(557)	134,090	(3,931)
Temporarily-impaired available-for-sale marketable equity securities	7	(2)	19	(11)	26	(13)
Total temporarily-impaired available-for-sale securities	128,764	(3,376)	5,352	(568)	134,116	(3,944)
Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	128	(11)	530	(439)	658	(450)
Other taxable securities	—	—	223	(116)	223	(116)
Tax-exempt securities	68	(8)	—	—	68	(8)
Total temporarily-impaired and other-than-temporarily impaired available-for-sale securities (2)	$128,960	$(3,395)	$6,105	$(1,123)	$135,065	$(4,518)

(1)	Includes AFS debt securities on which OTTI losses were recognized and a portion of the OTTI loss was recorded as a credit loss in earnings and a portion as an unrealized loss in OCI.

(2)
At September 30, 2011, the amortized cost of approximately 4,500 AFS securities exceeded their fair value by $1.6 billion. At December 31, 2010, the amortized cost of approximately 8,500 AFS securities exceeded their fair value by $4.5 billion.

The amortized cost and fair value of the Corporation’s investment in AFS and held-to-maturity debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), Freddie Mac (FHLMC) and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at September 30, 2011 and December 31, 2010 are presented in the table below.

	September 30, 2011		December 31, 2010
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$112,836	$115,155	$123,662	$123,107
Government National Mortgage Association	92,696	95,944	72,863	74,305
Freddie Mac	27,822	28,366	30,523	30,822
U.S Treasury Securities	56,480	56,391	46,576	46,081

The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at September 30, 2011 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2011
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$552	4.90%	$2,377	1.70%	$12,675	2.40%	$44,301	2.80%	$59,905	2.70%
Mortgage-backed securities:
Agency	90	3.50	53,639	3.60	47,509	3.90	53,770	3.40	155,008	3.60
Agency-collateralized mortgage obligations	58	0.70	36,243	2.30	15,839	4.10	57	1.00	52,197	2.80
Non-agency residential	3,573	4.50	11,142	5.30	2,184	5.20	808	5.20	17,707	5.10
Non-agency commercial	449	4.30	5,239	6.60	66	6.90	214	6.70	5,968	6.50
Non-U.S. securities	2,625	0.50	2,109	4.90	180	2.60	—	—	4,914	4.70
Corporate bonds	255	3.80	2,449	1.80	1,125	2.50	153	1.00	3,982	2.00
Other taxable securities	2,248	1.20	6,444	1.20	2,200	1.70	1,552	1.00	12,444	1.50
Total taxable securities	9,850	2.64	119,642	3.31	81,778	3.66	100,855	3.12	312,125	3.35
Tax-exempt securities	98	4.80	915	4.50	782	4.50	3,504	0.30	5,299	1.73
Total amortized cost of AFS debt securities	$9,948	2.67	$120,557	3.32	$82,560	3.67	$104,359	3.02	$317,424	3.32

Fair value of AFS debt securities
U.S. Treasury and agency securities	$554		$2,438		$13,178		$43,861		$60,031
Mortgage-backed securities:
Agency	92		55,292		49,723		54,972		160,079
Agency-collateralized mortgage obligations	58		36,625		16,497		58		53,238
Non-agency residential	3,562		11,153		2,115		764		17,594
Non-agency commercial	451		5,838		68		242		6,599
Non-U.S. securities	2,552		2,226		185		—		4,963
Corporate bonds	258		2,515		1,192		151		4,116
Other taxable securities	2,250		6,931		1,731		1,556		12,468
Total taxable securities	9,777		123,018		84,689		101,604		319,088
Tax-exempt securities	99		909		780		3,391		5,179
Total fair value of AFS debt securities	$9,876		$123,927		$85,469		$104,995		$324,267

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts and excludes the effect of related hedging derivatives.

The gross realized gains and losses on sales of debt securities for the three and nine months ended September 30, 2011 and 2010 are presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Gross gains	$745	$990	$2,200	$2,838
Gross losses	(8)	(107)	(18)	(1,184)
Net gains on sales of debt securities	$737	$883	$2,182	$1,654
Income tax expense attributable to realized net gains on sales of debt securities	$273	$327	$807	$612

Certain Corporate and Strategic Investments

During the three months ended September 30, 2011, the Corporation sold 13.1 billion common shares in China Construction Bank Corporation (CCB) in a private transaction with a group of investors. In connection with the sale, the Corporation recorded a pre-tax gain of $3.6 billion. At September 30, 2011 and December 31, 2010, the Corporation owned 12.5 billion shares and 25.6 billion shares representing approximately five percent and 10 percent of CCB. Of the Corporation’s investment in CCB at September 30, 2011, 10.5 billion shares are classified as AFS. Sales restrictions on the remaining two billion CCB shares continue until August 2013 and accordingly these shares are carried at cost. At September 30, 2011 and December 31, 2010, the cost basis of the Corporation’s total investment in CCB was $4.5 billion and $9.2 billion, the carrying value was $7.2 billion and $19.7 billion and the fair value was $7.7 billion and $20.8 billion. This investment is recorded in other assets. Dividend income on this investment is recorded in equity investment income and during the nine months ended September 30, 2011 and 2010, the Corporation recorded dividends of $836 million and $535 million from CCB. The Corporation remains a significant shareholder in CCB and intends to continue the important long-term strategic alliance with CCB originally entered into in 2005.

During the nine months ended September 30, 2011, the Corporation sold its remaining ownership interest of approximately 13.6 million preferred shares, or seven percent of BlackRock, Inc. The investment was recorded in other assets at cost. In connection with the sale, the Corporation recorded a pre-tax gain of $377 million.

In 2009, the Corporation formed a joint venture with First Data Corporation (First Data) creating Banc of America Merchant Services, LLC. Under the terms of the joint venture agreement, the Corporation contributed its merchant processing business to the joint venture and First Data contributed certain merchant processing contracts and personnel resources. The Corporation's investment in the joint venture, which was initially recorded at a fair value of $4.7 billion, is accounted for under the equity method of accounting with income recorded in equity investment income. During the nine months ended September 30, 2011, the Corporation recorded $1.1 billion of impairment write-downs on the joint venture including $630 million in the three months ended September 30, 2011. The joint venture had a carrying value at September 30, 2011 and December 31, 2010 of $3.4 billion and $4.7 billion with the reduction in carrying value primarily the result of the impairment write-downs. The impairment write-downs were based on the ongoing financial performance of the joint venture and updated forecasts of its long-term financial performance.

NOTE 6 – Outstanding Loans and Leases

The tables below present total outstanding loans and leases and an aging analysis at September 30, 2011 and December 31, 2010.

The Legacy Asset Servicing portfolio, as shown in the table below, is a separately managed legacy mortgage portfolio. Legacy Asset Servicing, which was created on January 1, 2011 in connection with the re-alignment of the CRES business segment, is responsible for servicing loans on its balance sheet and for others including loans held in other business segments and All Other. This includes servicing and managing the runoff and exposures related to selected residential mortgages and home equity loans, including discontinued real estate products, Countrywide PCI loans and certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011. Since making the determination of the pool of loans to be included in the Legacy Asset Servicing portfolio, the criteria have not changed for this portfolio; however, the criteria will continue to be evaluated over time.

	September 30, 2011
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$1,833	$736	$2,398	$4,967	$174,154	$—		$179,121
Home equity	271	152	324	747	67,509	—		68,256
Legacy Asset Servicing portfolio
Residential mortgage	3,632	2,358	32,504	38,494	38,636	10,265		87,395
Home equity	877	529	1,703	3,109	44,229	12,142		59,480
Discontinued real estate (6)	51	27	378	456	844	10,241		11,541
Credit card and other consumer
U.S. credit card	1,079	813	2,128	4,020	98,783	—		102,803
Non-U.S. credit card	215	177	416	808	15,278	—		16,086
Direct/Indirect consumer (7)	770	374	775	1,919	88,555	—		90,474
Other consumer (8)	56	19	26	101	2,709	—		2,810
Total consumer loans	8,784	5,185	40,652	54,621	530,697	32,648		617,966
Consumer loans accounted for under the fair value option (9)							$4,741	4,741
Total consumer	8,784	5,185	40,652	54,621	530,697	32,648	4,741	622,707
Commercial
U.S. commercial	269	204	1,056	1,529	177,477	—		179,006
Commercial real estate (10)	102	275	2,204	2,581	38,307	—		40,888
Commercial lease financing	44	41	22	107	21,243	—		21,350
Non-U.S. commercial	—	—	1	1	48,460	—		48,461
U.S. small business commercial	129	107	291	527	13,109	—		13,636
Total commercial loans	544	627	3,574	4,745	298,596	—		303,341
Commercial loans accounted for under the fair value option (9)							6,483	6,483
Total commercial	544	627	3,574	4,745	298,596	—	6,483	309,824
Total loans and leases	$9,328	$5,812	$44,226	$59,366	$829,293	$32,648	$11,224	$932,531
Percentage of outstandings	1.00%	0.62%	4.74%	6.36%	88.94%	3.50%	1.20%

(1)
Home loans includes $3.8 billion of fully-insured loans, $737 million of nonperforming loans and $118 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of accounting guidance on PCI loans effective January 1, 2010.

(2)
Home loans includes $20.3 billion of fully-insured loans and $387 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of accounting guidance on PCI loans effective January 1, 2010.

(3)	Home loans includes $1.7 billion of nonperforming loans as all principal and interest are not current or the loans are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgages of $86 million at September 30, 2011.

(6)	Total outstandings includes $10.3 billion of pay option loans and $1.2 billion of subprime loans at September 30, 2011. The Corporation no longer originates these products.

(7)
Total outstandings includes dealer financial services loans of $43.6 billion, consumer lending of $8.9 billion, U.S. securities-based lending margin loans of $22.3 billion, student loans of $6.1 billion, non-U.S. consumer loans of $7.8 billion and other consumer loans of $1.8 billion at September 30, 2011.

(8)	Total outstandings includes consumer finance loans of $1.7 billion, other non-U.S. consumer loans of $992 million and consumer overdrafts of $94 million at September 30, 2011.

(9)
Certain consumer loans are accounted for under the fair value option and include residential mortgage loans of $1.3 billion and discontinued real estate loans of $3.4 billion at September 30, 2011. Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $1.9 billion, non-U.S. commercial loans of $4.5 billion and commercial real estate loans of $75 million at September 30, 2011. See Note 16 – Fair Value Measurements and Note 17 – Fair Value Option for additional information.

(10)	Total outstandings includes U.S. commercial real estate loans of $39.3 billion and non-U.S. commercial real estate loans of $1.6 billion at September 30, 2011.

	December 31, 2010
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$1,160	$236	$1,255	$2,651	$164,276	$—		$166,927
Home equity	186	12	105	303	71,216	—		71,519
Legacy Asset Servicing portfolio
Residential mortgage	3,999	2,879	31,985	38,863	41,591	10,592		91,046
Home equity	1,096	792	2,186	4,074	49,798	12,590		66,462
Discontinued real estate (6)	68	39	419	526	930	11,652		13,108
Credit card and other consumer
U.S. credit card	1,398	1,195	3,320	5,913	107,872	—		113,785
Non-U.S. credit card	439	316	599	1,354	26,111	—		27,465
Direct/Indirect consumer (7)	1,086	522	1,104	2,712	87,596	—		90,308
Other consumer (8)	65	25	50	140	2,690	—		2,830
Total consumer	9,497	6,016	41,023	56,536	552,080	34,834		643,450
Commercial
U.S. commercial	605	341	1,453	2,399	173,185	2		175,586
Commercial real estate (9)	535	186	3,554	4,275	44,957	161		49,393
Commercial lease financing	95	23	31	149	21,793	—		21,942
Non-U.S. commercial	25	2	6	33	31,955	41		32,029
U.S. small business commercial	195	165	438	798	13,921	—		14,719
Total commercial loans	1,455	717	5,482	7,654	285,811	204		293,669
Commercial loans accounted for under the fair value option (10)							$3,321	3,321
Total commercial	1,455	717	5,482	7,654	285,811	204	3,321	296,990
Total loans and leases	$10,952	$6,733	$46,505	$64,190	$837,891	$35,038	$3,321	$940,440
Percentage of outstandings	1.16%	0.72%	4.95%	6.83%	89.10%	3.72%	0.35%

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

(3)	Home loans includes $1.1 billion of nonperforming loans as all principal and interest are not current or the loans are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance and exclude $1.6 billion of PCI home loans from the Merrill Lynch acquisition which are included in their appropriate aging categories.

(5)	Total outstandings includes non-U.S. residential mortgages of $90 million at December 31, 2010.

(6)	Total outstandings includes $11.8 billion of pay option loans and $1.3 billion of subprime loans at December 31, 2010. The Corporation no longer originates these products.

(7)
Total outstandings includes dealer financial services loans of $43.3 billion, consumer lending of $12.4 billion, U.S. securities-based lending margin loans of $16.6 billion, student loans of $6.8 billion, non-U.S. consumer loans of $8.0 billion and other consumer loans of $3.2 billion at December 31, 2010.

(8)	Total outstandings includes consumer finance loans of $1.9 billion, other non-U.S. consumer loans of $803 million and consumer overdrafts of $88 million at December 31, 2010.

(9)	Total outstandings includes U.S. commercial real estate loans of $46.9 billion and non-U.S. commercial real estate loans of $2.5 billion at December 31, 2010.

(10)
Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $1.6 billion, non-U.S. commercial loans of $1.7 billion and commercial real estate loans of $79 million at December 31, 2010. See Note 16 – Fair Value Measurements and Note 17 – Fair Value Option for additional information.

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $866 million and $1.1 billion at September 30, 2011 and December 31, 2010. The vehicles are VIEs from which the Corporation purchases credit protection and in which the Corporation does not have a variable interest; and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At September 30, 2011 and December 31, 2010, the Corporation had a receivable of $390 million and $722 million from these vehicles for reimbursement of losses, and $35.5 billion and $53.9 billion of residential mortgage loans were referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $21.4 billion and $12.9 billion at September 30, 2011 and December 31, 2010, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.

Nonperforming Loans and Leases

The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs and loans accruing past due 90 days or more at September 30, 2011 and December 31, 2010. Nonperforming loans and leases exclude performing TDRs and loans accounted for under the fair value option. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. In addition, PCI loans, consumer credit card loans, business card loans and in general consumer loans not secured by real estate, including renegotiated loans, are not considered nonperforming and are therefore excluded from nonperforming loans and leases in the table below. Real estate-secured past due consumer fully-insured loans are reported as performing since the principal repayment is insured. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K for further information on the criteria for classification as nonperforming.

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Home loans
Core portfolio
Residential mortgage (1)	$2,075	$1,510	$618	$16
Home equity	336	107	—	—
Legacy Asset Servicing portfolio
Residential mortgage (1)	14,355	16,181	19,681	16,752
Home equity	1,997	2,587	—	—
Discontinued real estate	308	331	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	2,128	3,320
Non-U.S. credit card	n/a	n/a	416	599
Direct/Indirect consumer	52	90	734	1,058
Other consumer	24	48	2	2
Total consumer	19,147	20,854	23,579	21,747
Commercial
U.S. commercial	2,518	3,453	97	236
Commercial real estate	4,474	5,829	88	47
Commercial lease financing	23	117	18	18
Non-U.S. commercial	145	233	1	6
U.S. small business commercial	139	204	223	325
Total commercial	7,299	9,836	427	632
Total consumer and commercial	$26,446	$30,690	$24,006	$22,379

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2011 and December 31, 2010, residential mortgage includes $15.4 billion and $8.3 billion of loans on which interest has been curtailed by the Federal Housing Administration, and therefore are no longer accruing interest, although principal is still insured, and $4.9 billion and $8.5 billion of loans on which interest is still accruing.

n/a = not applicable

Included in certain loan categories in nonperforming loans and leases in the table above are TDRs that are classified as nonperforming. At September 30, 2011 and December 31, 2010, the Corporation had $3.9 billion and $3.0 billion of residential mortgages, $465 million and $535 million of home equity, $82 million and $75 million of discontinued real estate, $651 million and $175 million of U.S. commercial, $1.3 billion and $770 million of commercial real estate and $39 million and $7 million of non-U.S. commercial loans that were TDRs and classified as nonperforming.

Credit Quality Indicators

The Corporation monitors credit quality within its three portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. Within the home loans portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, refreshed quarterly. Refreshed FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. Refreshed FICO score is also a primary credit quality indicator for the credit card and other consumer portfolio segment and the business card portfolio within U.S. small business commercial. The Corporation’s commercial loans are evaluated using pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as special mention, substandard or doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

The tables below present certain credit quality indicators for the Corporation’s home loans, credit card and other consumer loans, and commercial loan portfolio segments, by class of financing receivables, at September 30, 2011 and December 31, 2010.

Home Loans (1)
	September 30, 2011
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Asset Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Asset Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Asset Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$82,646	$20,554	$3,985	$46,159	$17,275	$2,190	$919	$6,210
Greater than 90 percent but less than 100 percent	12,062	6,149	1,611	7,094	4,971	1,104	130	1,248
Greater than 100 percent	18,291	24,671	4,669	15,003	25,092	8,848	251	2,783
Fully-insured loans (4)	66,122	25,756	—	—	—	—	—	—
Total home loans	$179,121	$77,130	$10,265	$68,256	$47,338	$12,142	$1,300	$10,241

Refreshed FICO score
Less than 620	$6,962	$19,818	$3,869	$4,048	$9,298	$2,964	$592	$6,255
Greater than or equal to 620	106,037	31,556	6,396	64,208	38,040	9,178	708	3,986
Fully-insured loans (4)	66,122	25,756	—	—	—	—	—	—
Total home loans	$179,121	$77,130	$10,265	$68,256	$47,338	$12,142	$1,300	$10,241

(1)	Excludes $4.7 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans were calculated using the carrying value net of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer
	September 30, 2011
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$8,498	$—	$4,417	$836
Greater than or equal to 620	94,305	—	47,409	889
Other internal credit metrics (2, 3, 4)	—	16,086	38,648	1,085
Total credit card and other consumer	$102,803	$16,086	$90,474	$2,810

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $29.9 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $6.1 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the select European countries’ credit card portfolios which are evaluated using internal credit metrics, including delinquency status. At September 30, 2011, 95 percent of this portfolio was current or less than 30 days past due, two percent was 30-89 days past due and three percent was 90 days past due or more.

Commercial (1)
	September 30, 2011
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial
Risk Ratings
Pass rated	$167,599	$27,932	$20,385	$46,554	$2,558
Reservable criticized	11,407	12,956	965	1,907	897
Refreshed FICO score (2)
Less than 620					611
Greater than or equal to 620					4,872
Other internal credit metrics (2, 3, 4)					4,698
Total commercial credit	$179,006	$40,888	$21,350	$48,461	$13,636

(1)	Excludes $6.5 billion of loans accounted for under the fair value option.

(2)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(3)
U.S. small business commercial includes business card and small business loans which are evaluated using internal credit metrics, including delinquency status. At September 30, 2011, 97 percent was current or less than 30 days past due.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Home Loans
	December 31, 2010
(Dollars in millions)	Core Portfolio Residential Mortgage (1)	Legacy Asset Servicing Residential Mortgage (1)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (1)	Legacy Asset Servicing Home Equity (1)	Countrywide Home Equity PCI	Legacy Asset Servicing Discontinued Real Estate (1)	Countrywide Discontinued Real Estate PCI (2)
Refreshed LTV (2)
Less than 90 percent	$95,874	$21,357	$3,710	$51,555	$22,125	$2,313	$1,033	$6,713
Greater than 90 percent but less than 100 percent	11,581	8,234	1,664	7,534	6,504	1,215	155	1,319
Greater than 100 percent	14,047	29,043	5,218	12,430	25,243	9,062	268	3,620
Fully-insured loans (3)	45,425	21,820	—	—	—	—	—	—
Total home loans	$166,927	$80,454	$10,592	$71,519	$53,872	$12,590	$1,456	$11,652

Refreshed FICO score
Less than 620	$5,193	$22,126	$4,016	$3,932	$11,562	$3,206	$663	$7,168
Greater than or equal to 620	116,309	36,508	6,576	67,587	42,310	9,384	793	4,484
Fully-insured loans (3)	45,425	21,820	—	—	—	—	—	—
Total home loans	$166,927	$80,454	$10,592	$71,519	$53,872	$12,590	$1,456	$11,652

(1)	Excludes Countrywide PCI loans.

(2)	Refreshed LTV percentages for PCI loans were calculated using the carrying value net of the related valuation allowance.

(3)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer
	December 31, 2010
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$14,159	$631	$6,748	$979
Greater than or equal to 620	99,626	7,528	48,209	961
Other internal credit metrics (2, 3, 4)	—	19,306	35,351	890
Total credit card and other consumer	$113,785	$27,465	$90,308	$2,830

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $24.0 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $7.4 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the select European countries’ credit card portfolios and a portion of the Canadian credit card portfolio which are evaluated using internal credit metrics, including delinquency status. At December 31, 2010, 95 percent of this portfolio was current or less than 30 days past due, three percent was 30-89 days past due and two percent was 90 days past due or more.

Commercial (1)
	December 31, 2010
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial
Risk Ratings
Pass rated	$160,154	$29,757	$20,754	$30,180	$3,139
Reservable criticized	15,432	19,636	1,188	1,849	988
Refreshed FICO score (2)
Less than 620					888
Greater than or equal to 620					5,083
Other internal credit metrics (2, 3, 4)					4,621
Total commercial credit	$175,586	$49,393	$21,942	$32,029	$14,719

(1)	Includes $204 million of PCI loans in the commercial portfolio segment and excludes $3.3 billion of loans accounted for under the fair value option.

(2)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(3)
U.S. small business commercial includes business card and small business loans which are evaluated using internal credit metrics, including delinquency status. At December 31, 2010, 95 percent was current or less than 30 days past due.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, all TDRs, and the renegotiated credit card and other consumer portfolio (collectively, the renegotiated portfolio). Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 184.

Home Loans

Impaired home loans within the home loans portfolio segment consist entirely of loans modified as TDRs. Substantially all modifications of home loans meet the definition of TDRs. Modifications of home loans are done in accordance with the government's Making Home Affordable Program (government modifications) or the Corporation's proprietary programs (proprietary modifications). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness or combinations thereof.

Prior to modification, many of these loans were not considered to be individually impaired as they were less than 180 days past due and were included in homogeneous home loan pools which are collectively evaluated for impairment. Once such a loan has been modified and designated as a TDR, it is individually assessed for impairment. In accordance with applicable accounting guidance specific to impaired loans, home loan TDRs are measured primarily based on the net present value of the estimated cash flows discounted at a loan's original effective interest rate. If the carrying value of a TDR exceeds this amount, a specific allowance for loan losses is established in that amount. Alternatively, home loan TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Home loans that reached 180 days past due prior to modification would have been charged-off to their net realizable value before they were modified as TDRs in accordance with established policy. Therefore, the modification of home loans that are 180 or more days past due as TDRs does not have an impact on the allowance for credit losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for credit losses on the outstanding principal balance, even after they have been modified in a TDR.

The net present value of the estimated cash flows is based on model-driven estimates of projected payments, prepayments, defaults and loss-given-default (LGD). Using statistical modeling methodologies, the Corporation estimates the probability that a loan will default prior to maturity based on the attributes of each loan. The factors that are most relevant to the probability of default are the refreshed LTV or in the case of a subordinated lien, refreshed CLTV, borrower credit score, months since origination (i.e., vintage) and geography. Each of these factors is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). Severity (or LGD) is estimated based on the refreshed LTV for the first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation's historical experience, but are adjusted to reflect an assessment of environmental factors that may not be reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs, a loan's default history prior to modification and the change in borrower payments post-modification.

At September 30, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $1.9 billion and $1.2 billion at September 30, 2011 and December 31, 2010.

The table below presents impaired loans in the Corporation’s home loans portfolio segment at September 30, 2011, December 31, 2010 and September 30, 2010. The impaired home loans table below includes primarily loans managed by Legacy Asset Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value.

Impaired Loans - Home Loans
				Three Months Ended September 30
	September 30, 2011			2011		2010
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$9,373	$7,161	n/a	$6,280	$54	$5,044	$51
Home equity	1,519	418	n/a	407	6	506	6
Discontinued real estate	397	227	n/a	210	2	207	2
With an allowance recorded
Residential mortgage	$10,577	$9,355	$1,274	$9,547	$88	$5,016	$45
Home equity	1,616	1,334	648	1,384	9	1,373	6
Discontinued real estate	220	164	32	101	2	188	2
Total
Residential mortgage	$19,950	$16,516	$1,274	$15,827	$142	$10,060	$96
Home equity	3,135	1,752	648	1,791	15	1,879	12
Discontinued real estate	617	391	32	311	4	395	4

				Nine Months Ended September 30
				2011		2010
With no recorded allowance
Residential mortgage				$5,778	$170	$4,057	$131
Home equity				437	16	472	15
Discontinued real estate				218	6	218	6
With an allowance recorded
Residential mortgage				$9,042	$235	$5,029	$145
Home equity				1,375	24	1,595	18
Discontinued real estate				150	5	169	5
Total
Residential mortgage				$14,820	$405	$9,086	$276
Home equity				1,812	40	2,067	33
Discontinued real estate				368	11	387	11

	December 31, 2010			Year Ended December 31, 2010
With no recorded allowance
Residential mortgage	$5,493	$4,382	n/a	$4,429	$184
Home equity	1,411	437	n/a	493	21
Discontinued real estate	361	218	n/a	219	8
With an allowance recorded
Residential mortgage	$8,593	$7,406	$1,154	$5,226	$196
Home equity	1,521	1,284	676	1,509	23
Discontinued real estate	247	177	41	170	7
Total
Residential mortgage	$14,086	$11,788	$1,154	$9,655	$380
Home equity	2,932	1,721	676	2,002	44
Discontinued real estate	608	395	41	389	15

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

n/a = not applicable

The following tables present the September 30, 2011 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during the three and nine months ended September 30, 2011, along with charge-offs that were recorded during the period in which the modification occurred. These tables consist primarily of TDRs managed by Legacy Asset Servicing.

Home Loans
	TDRs Entered into During the Three Months Ended September 30, 2011
	September 30, 2011				Three Months Ended September 30, 2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
Residential mortgage	$1,931	$1,677	5.92%	4.82%	$19
Home equity	144	86	7.90	6.47	15
Discontinued real estate	21	13	7.79	6.16	—
Total	$2,096	$1,776	6.09	4.95	$34

	TDRs Entered into During the Nine Months Ended September 30, 2011
	September 30, 2011				Nine Months Ended September 30, 2011
Residential mortgage	$6,670	$5,763	6.04%	4.97%	$113
Home equity	616	360	7.50	5.99	131
Discontinued real estate	55	37	7.71	5.17	2
Total	$7,341	$6,160	6.17	5.06	$246

The tables below present the September 30, 2011 carrying value by program type for home loans which were modified in a TDR during the three and nine months ended September 30, 2011. These tables consist primarily of TDRs managed by Legacy Asset Servicing.

Home Loans
	TDRs Entered into During the Three Months Ended September 30, 2011
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total
Government modifications (1)
Contractual interest rate reduction	$161	$21	$2	$184
Principal and/or interest forbearance	54	8	—	62
Other modifications (2)	23	3	1	27
Total government modifications	238	32	3	273

Proprietary modifications (1)
Contractual interest rate reduction	807	29	5	841
Capitalization of past due amounts	100	—	—	100
Principal and/or interest forbearance	328	13	2	343
Other modifications (2)	204	12	3	219
Total proprietary modifications	1,439	54	10	1,503
Total modifications	$1,677	$86	$13	$1,776

	TDRs Entered into During the Nine Months Ended September 30, 2011
Government modifications (1)
Contractual interest rate reduction	$942	$175	$8	$1,125
Principal and/or interest forbearance	173	35	5	213
Other modifications (2)	86	11	2	99
Total government modifications	1,201	221	15	1,437

Proprietary modifications (1)
Contractual interest rate reduction	3,090	68	16	3,174
Capitalization of past due amounts	388	—	—	388
Principal and/or interest forbearance	678	36	5	719
Other modifications (2)	406	35	1	442
Total proprietary modifications	4,562	139	22	4,723
Total modifications	$5,763	$360	$37	$6,160
(1) See definition on page 174.
(2) Includes other modifications such as term or payment extensions, principal and/or interest forgiveness and other.

In addition to the home loans modified in TDRs presented above, the Corporation also enters into trial modifications with certain borrowers under the government modifications and the proprietary modifications. Trial modifications generally represent a three- to four-month period whereby the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Trial modifications lasting more than four months are considered TDRs. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification where the terms of the loan are formally modified. Approximately half of all loans that entered into a trial modification during the first six months of 2011 became permanent modifications as of September 30, 2011. Permanent modifications include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness or combinations thereof. Substantially all permanent modifications are considered TDRs and are included in the TDR disclosures herein. As of September 30, 2011, the Corporation had 2,446 loans that were in trial modifications and were not considered TDRs, with an unpaid principal balance of $485 million and a carrying value of $341 million. Home loans in a trial period that are not considered TDRs are measured for impairment as part of homogeneous home loan pools which are collectively evaluated for impairment. The Corporation recognizes that these loans have different risk characteristics than those loans not currently in a trial modification and reflects this increased risk associated with these loans in its allowance for loan losses.

The following tables present the carrying value of loans that entered into payment default during the three months ended September 30, 2011 and during any of the three calendar quarters within the nine months ended September 30, 2011 and that had been modified in a TDR during the 12 months preceding each quarterly period, measured as of the end of each quarterly period. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Home Loans - TDRs Entering Payment Default That Were Modified During the Preceding Twelve Months
	Three Months Ended September 30, 2011
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total
Government modifications	$61	$2	$—	$63
Proprietary modifications	573	7	1	581
Total modifications	$634	$9	$1	$644

	Nine Months Ended September 30, 2011
Government modifications	$163	$2	$1	$166
Proprietary modifications	1,483	37	8	1,528
Total modifications	$1,646	$39	$9	$1,694

Credit Card and Other Consumer

The credit card and other consumer portfolio segment includes impaired loans that have been modified as a TDR. The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal laws and guidelines. Substantially all of the Corporation's credit card and other consumer loan modifications involve reducing the cardholder's interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In all cases, the customer's available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies which provide solutions to customers' entire unsecured debt structures (external programs).

All credit card and other consumer loans not secured by real estate, including modified loans, remain on accrual status until the loan is either charged-off or paid in full. The allowance for impaired credit card loans is based on the present value of projected cash flows discounted using the portfolio's average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Prior to modification, credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including but not limited to historical loss experience, delinquencies, economic trends and credit scores.

The tables below provide information on the Corporation's primary modification programs for the renegotiated portfolio. At September 30, 2011, December 31, 2010 and September 30, 2010, all renegotiated credit card and other consumer loans were considered impaired and have a related allowance as shown in the table below.

Impaired Loans - Credit Card and Other Consumer - Renegotiated TDRs
				Three Months Ended September 30
	September 30, 2011			2011		2010
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With an allowance recorded
U.S. credit card	$6,066	$6,107	$1,894	$6,727	$102	$10,352	$156
Non-U.S. credit card	683	696	533	777	2	709	4
Direct/Indirect consumer	1,342	1,348	481	1,502	20	2,108	27

				Nine Months Ended September 30
				2011		2010
With an allowance recorded
U.S. credit card				$7,637	$344	$10,894	$485
Non-U.S. credit card				794	5	1,004	13
Direct/Indirect consumer				1,675	67	2,170	84

	December 31, 2010			Year Ended December 31, 2010
With an allowance recorded
U.S. credit card	$8,680	$8,766	$3,458	$10,549	$621
Non-U.S. credit card	778	797	506	973	21
Direct/Indirect consumer	1,846	1,858	822	2,126	111

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

The tables below provide information on the Corporation's primary modification programs for credit cards and other consumer loans, including the unpaid principal balance and carrying value of loans that were modified in TDRs during the three and nine months ended September 30, 2011, along with charge-offs that were recorded during the calendar quarter in which the modification occurred. The table also presents the average pre- and post-modification interest rate.

Credit Card and Other Consumer
	Renegotiated TDRs Entered into During the Three Months Ended September 30, 2011
	September 30, 2011				Three Months Ended September 30, 2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$220	$227	18.84%	6.25%	$2
Non-U.S. credit card	153	162	25.92	0.60	7
Direct/Indirect consumer	41	42	15.48	4.51	—
Total	$414	$431	21.17	3.96	$9

	Renegotiated TDRs Entered into During the Nine Months Ended September 30, 2011
	September 30, 2011				Nine Months Ended September 30, 2011
U.S. credit card	$798	$812	19.02%	6.20%	$62
Non-U.S. credit card	336	354	26.07	0.78	167
Direct/Indirect consumer	186	187	15.62	5.43	13
Total	$1,320	$1,353	20.40	4.68	$242

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan losses for impaired credit card and other consumer loans. Loans that entered into payment default during the three months ended September 30, 2011 and during any of the three calendar quarters within the nine months ended September 30, 2011 and that had been modified in a TDR during the 12 months preceding each quarterly period, measured as of the end of each quarterly period had carrying values as of September 30, 2011 of $150 million and $749 million for U.S. credit card, $113 million and $316 million for non-U.S. credit card and $33 million and $155 million for direct/indirect consumer.

The tables below provide information on the Corporation's primary modification programs for the credit card and other consumer renegotiated TDR portfolio at September 30, 2011 and December 31, 2010.

Credit Card and Other Consumer - Renegotiated TDR Portfolio by Program Type
	Internal Programs		External Programs		Other		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010
U.S. credit card	$4,412	$6,592	$1,585	$1,927	$110	$247	$6,107	$8,766	79.19%	77.66%
Non-U.S. credit card	231	282	133	176	332	339	696	797	52.55	58.86
Direct/Indirect consumer	890	1,222	431	531	27	105	1,348	1,858	80.28	78.81
Total renegotiated TDR loans	$5,533	$8,096	$2,149	$2,634	$469	$691	$8,151	$11,421	77.10	76.51

At September 30, 2011 and December 31, 2010, the Corporation had a renegotiated TDR portfolio of $8.2 billion and $11.4 billion of which $6.3 billion was current or less than 30 days past due under the modified terms at September 30, 2011. The renegotiated TDR portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming. Instead, these loans are charged off no later than the end of the month in which the loan becomes 180 days past due.

Credit Card and Other Consumer
	Renegotiated TDRs Entered into During the Three Months Ended September 30, 2011
	September 30, 2011
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$122	$103	$2	$227
Non-U.S. credit card	83	79	—	162
Direct/Indirect consumer	22	20	—	42
Total renegotiated TDR loans	$227	$202	$2	$431

	Renegotiated TDRs Entered into During the Nine Months Ended September 30, 2011
	September 30, 2011
U.S. credit card	$454	$355	$3	$812
Non-U.S. credit card	179	174	1	354
Direct/Indirect consumer	107	79	1	187
Total renegotiated TDR loans	$740	$608	$5	$1,353

Commercial Loans

Impaired commercial loans, which include nonperforming loans and TDRs (both performing and nonperforming), are primarily measured based on the present value of payments expected to be received, discounted at the loans' original effective interest rate. Commercial impaired loans may also be measured based on observable market prices or, for loans that are solely dependent on the collateral for repayment, the estimated fair value of collateral less estimated costs to sell. If the carrying value of a loan exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses.

Modifications of loans to commercial borrowers that are experiencing financial difficulty are designed to reduce the Corporation's loss exposure while providing the borrower with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique and reflects the individual circumstances of the borrower. Modifications that result in a TDR may include extensions of maturity at a concessionary (below market) rate of interest, payment forbearances, or other actions designed to benefit the customer while mitigating the Corporation's risk exposure. Reductions in interest rates are rare. Instead, the interest rates are typically increased, although the increased rate may not represent a market rate of interest. Concessions may also include principal forgiveness in connection with foreclosure, short sale, or other settlement agreements leading to termination or sale of the loan. Forgiveness of principal is rare.

At the time of restructuring, the loans are remeasured to reflect the impact, if any, on projected cash flows, observable market prices or collateral value resulting from the modified terms. If there was no forgiveness of principal and the interest rate was not decreased, the modification may have little or no impact on the allowance established for the loan. If a portion of the loan is deemed to be uncollectible, a charge-off may be recorded at the time of restructuring. Alternatively, a charge-off may have already been recorded in a previous period such that no charge-off is required at the time of modification.

Nonperforming commercial TDRs may be returned to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. Commercial TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which they are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs and thus impaired loans throughout their remaining lives.

At September 30, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $721 million and $725 million at September 30, 2011 and December 31, 2010.

The following tables present impaired loans in the Corporation's commercial loan portfolio at September 30, 2011, December 31, 2010 and September 30, 2010. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans - Commercial
				Three Months Ended September 30
	September 30, 2011			2011		2010
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
U.S. commercial	$1,465	$1,045	n/a	$870	$—	$798	$—
Commercial real estate	2,641	2,092	n/a	2,041	1	2,028	1
Non-U.S. commercial	221	120	n/a	96	—	9	—
U.S. small business commercial (2)	—	—	n/a	—	—	—	—
With an allowance recorded
U.S. commercial	$2,931	$2,117	$289	$2,176	$4	$3,385	$9
Commercial real estate	4,038	2,911	278	3,013	10	4,502	8
Non-U.S. commercial	294	46	8	72	3	204	—
U.S. small business commercial (2)	612	590	223	616	5	999	8
Total
U.S. commercial	$4,396	$3,162	$289	$3,046	$4	$4,183	$9
Commercial real estate	6,679	5,003	278	5,054	11	6,530	9
Non-U.S. commercial	515	166	8	168	3	213	—
U.S. small business commercial (2)	612	590	223	616	5	999	8

				Nine Months Ended September 30
				2011		2010
With no recorded allowance
U.S. commercial				$638	$1	$582	$1
Commercial real estate				1,913	3	1,724	3
Non-U.S. commercial				83	—	3	—
U.S. small business commercial (2)				—	—	—	—
With an allowance recorded
U.S. commercial				$2,543	$7	$3,799	$21
Commercial real estate				3,505	14	5,154	18
Non-U.S. commercial				97	3	191	—
U.S. small business commercial (2)				713	18	1,052	26
Total
U.S. commercial				$3,181	$8	$4,381	$22
Commercial real estate				5,418	17	6,878	21
Non-U.S. commercial				180	3	194	—
U.S. small business commercial (2)				713	18	1,052	26

	December 31, 2010			Year Ended December 31, 2010
With no recorded allowance
U.S. commercial	$968	$441	n/a	$547	$3
Commercial real estate	2,655	1,771	n/a	1,736	8
Non-U.S. commercial	46	28	n/a	9	—
U.S. small business commercial (2)	—	—	n/a	—	—
With an allowance recorded
U.S. commercial	$3,891	$3,193	$336	$3,389	$36
Commercial real estate	5,682	4,103	208	4,813	29
Non-U.S. commercial	572	217	91	190	—
U.S. small business commercial (2)	935	892	445	1,028	34
Total
U.S. commercial	$4,859	$3,634	$336	$3,936	$39
Commercial real estate	8,337	5,874	208	6,549	37
Non-U.S. commercial	618	245	91	199	—
U.S. small business commercial (2)	935	892	445	1,028	34

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

(2)	Includes U.S. small business commercial TDR loans and related allowance.
n/a = not applicable

The following tables present the September 30, 2011 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and nine months ended September 30, 2011, along with charge-offs that were recorded during the calendar quarter in which the modification occurred. As a result of the retrospective application of new accounting guidance on TDRs, the Corporation recorded $1.1 billion of commercial loan modifications as of September 30, 2011, of which $552 million were nonperforming TDRs. These newly identified TDRs did not have a significant impact on the Corporation's allowance for credit losses or provision expense. See Note 1 – Summary of Significant Accounting Principles for additional information.

Commercial
	TDRs Entered into During the Three Months Ended September 30, 2011
	September 30, 2011		Three Months Ended September 30, 2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S commercial	$417	$320	$19
Commercial real estate	652	525	58
Non-U.S. commercial	—	—	—
U.S. small business commercial	14	14	—
Total	$1,083	$859	$77

	TDRs Entered into During the Nine Months Ended September 30, 2011
	September 30, 2011		Nine Months Ended September 30, 2011
U.S commercial	$1,250	$1,087	$49
Commercial real estate	1,760	1,444	129
Non-U.S. commercial	49	49	—
U.S. small business commercial	53	55	11
Total	$3,112	$2,635	$189

A commercial TDR is generally deemed to be in payment default when the loan is 90 or more days past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan losses. Loans that were in payment default during the three- and nine-month periods ended September 30, 2011 and that had been modified in a TDR during the period or the preceding 12 months had a carrying value of $132 million and $145 million for U.S. commercial, $611 million and $627 million for commercial real estate and $17 million and $58 million for U.S. small business commercial.

Purchased Credit-impaired Loans

PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. PCI loans are pooled based on similar characteristics and evaluated for impairment on a pool basis. The Corporation estimates impairment on its PCI loan portfolio in accordance with applicable accounting guidance on contingencies which involves estimating the expected cash flows of each pool using internal credit risk, interest rate and prepayment risk models. The key assumptions used in the models include the Corporation’s estimate of default rates, loss severity and prepayment speeds.

The table below presents the remaining unpaid principal balance and carrying amount, excluding the valuation allowance, for Countrywide consumer PCI loans at September 30, 2011, June 30, 2011 and December 31, 2010. The valuation allowance for Countrywide consumer PCI loans is presented together with the allowance for loan and lease losses. See Note 7 – Allowance for Credit Losses for additional information.

Beginning September 30, 2011, PCI loans that were acquired as part of the Merrill Lynch acquisition are excluded from the tables below as these loan balances and related accretable yield, nonaccretable difference and valuation allowance are insignificant.

(Dollars in millions)	September 30 2011	June 30 2011	December 31 2010
Unpaid principal balance	$36,617	$38,488	$41,446
Carrying value excluding valuation allowance	32,648	33,416	34,834
Allowance for loan and lease losses	8,239	8,239	6,334

The table below shows activity for the accretable yield on Countrywide consumer PCI loans. The $839 million reclassification from nonaccretable difference for the nine months ended September 30, 2011 primarily reflects an increase in estimated interest payments due to estimated slower prepayment speeds.

(Dollars in millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Accretable yield, beginning of period	$5,567	$5,481
Accretion	(305)	(986)
Disposals/transfers	(25)	(90)
Reclassifications from nonaccretable difference	7	839
Accretable yield, September 30, 2011	$5,244	$5,244

Loans Held-for-sale

The Corporation had LHFS of $23.1 billion and $35.1 billion at September 30, 2011 and December 31, 2010. Proceeds from sales, securitizations and paydowns of LHFS were $127.6 billion and $221.4 billion for the nine months ended September 30, 2011 and 2010. Proceeds used for originations and purchases of LHFS were $103.6 billion and $200.4 billion for the nine months ended September 30, 2011 and 2010. During the three months ended September 30, 2011, $8.1 billion of non-U.S. credit card loans related to the Canadian credit card portfolio were transferred to LHFS as a result of the announced sale of the Canadian consumer card business.

NOTE 7 – Allowance for Credit Losses

The tables below present the changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total Allowance
Allowance for loan and lease losses, July 1	$20,953	$10,931	$5,428	$37,312
Loans and leases charged off	(2,325)	(2,813)	(810)	(5,948)
Recoveries of loans and leases previously charged off	220	443	199	862
Net charge-offs	(2,105)	(2,370)	(611)	(5,086)
Provision for loan and lease losses	1,958	1,508	8	3,474
Other (1)	(74)	(544)	—	(618)
Allowance for loan and lease losses, September 30	20,732	9,525	4,825	35,082
Reserve for unfunded lending commitments, July 1	—	—	897	897
Provision for unfunded lending commitments	—	—	(67)	(67)
Other	—	—	(40)	(40)
Reserve for unfunded lending commitments, September 30	—	—	790	790
Allowance for credit losses, September 30	$20,732	$9,525	$5,615	$35,872

	Nine Months Ended September 30, 2011
Allowance for loan and lease losses, January 1	$19,252	$15,463	$7,170	$41,885
Loans and leases charged off	(7,187)	(9,789)	(2,475)	(19,451)
Recoveries of loans and leases previously charged off	585	1,409	678	2,672
Net charge-offs	(6,602)	(8,380)	(1,797)	(16,779)
Provision for loan and lease losses	8,155	3,016	(521)	10,650
Other (1)	(73)	(574)	(27)	(674)
Allowance for loan and lease losses, September 30	20,732	9,525	4,825	35,082
Reserve for unfunded lending commitments, January 1	—	—	1,188	1,188
Provision for unfunded lending commitments	—	—	(174)	(174)
Other	—	—	(224)	(224)
Reserve for unfunded lending commitments, September 30	—	—	790	790
Allowance for credit losses, September 30	$20,732	$9,525	$5,615	$35,872

	Three Months Ended September 30, 2010
Allowance for loan and lease losses, July 1	$18,838	$17,692	$8,725	$45,255
Loans and leases charged off	(2,140)	(4,593)	(1,191)	(7,924)
Recoveries of loans and leases previously charged off	91	536	100	727
Net charge-offs	(2,049)	(4,057)	(1,091)	(7,197)
Provision for loan and lease losses	1,635	3,168	592	5,395
Other	12	122	(6)	128
Allowance for loan and lease losses, September 30	18,436	16,925	8,220	43,581
Reserve for unfunded lending commitments, July 1	—	—	1,413	1,413
Provision for unfunded lending commitments	—	—	1	1
Other	—	—	(120)	(120)
Reserve for unfunded lending commitments, September 30	—	—	1,294	1,294
Allowance for credit losses, September 30	$18,436	$16,925	$9,514	$44,875

	Nine Months Ended September 30, 2010
Allowance for loan and lease losses, January 1	$16,329	$22,243	$9,416	$47,988
Loans and leases charged off	(8,529)	(16,772)	(4,430)	(29,731)
Recoveries of loans and leases previously charged off	262	1,543	375	2,180
Net charge-offs	(8,267)	(15,229)	(4,055)	(27,551)
Provision for loan and lease losses	10,267	9,967	2,865	23,099
Other	107	(56)	(6)	45
Allowance for loan and lease losses, September 30	18,436	16,925	8,220	43,581
Reserve for unfunded lending commitments, January 1	—	—	1,487	1,487
Provision for unfunded lending commitments	—	—	207	207
Other	—	—	(400)	(400)
Reserve for unfunded lending commitments, September 30	—	—	1,294	1,294
Allowance for credit losses, September 30	$18,436	$16,925	$9,514	$44,875
(1) Credit card and other consumer includes $463 million of reserves that were transferred to LHFS primarily as a result of the announced agreement to sell the Corporation's Canadian consumer card business.

During the three months ended September 30, 2011, the Corporation did not record any new additions to the valuation reserve for the PCI loan portfolio. During the nine months ended September 30, 2011, the Corporation recorded $2.0 billion in provision for credit losses with a corresponding increase in the valuation reserve presented with the allowance for loan and lease losses specifically for the PCI loan portfolio. This compared to $281 million and $1.4 billion for the same periods in 2010. Beginning September 30, 2011, PCI loans that were acquired as part of the Merrill Lynch acquisition were excluded from current period disclosures as the valuation allowance associated with these loans is insignificant. The amount of the allowance for loan and lease losses associated with the PCI loan portfolio was $8.2 billion, $8.4 billion and $6.4 billion at September 30, 2011, June 30, 2011 and December 31, 2010.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at September 30, 2011 and December 31, 2010.

	September 30, 2011
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,954	$2,908	$798	$5,660
Carrying value (3)	18,659	8,151	8,921	35,731
Allowance as a percentage of carrying value	10.47%	35.67%	8.95%	15.84%
Collectively evaluated for impairment
Allowance for loan and lease losses	$10,539	$6,617	$4,027	$21,183
Carrying value (3, 4)	354,486	204,022	294,420	852,928
Allowance as a percentage of carrying value (4)	2.97%	3.24%	1.37%	2.48%
Purchased credit-impaired loans
Allowance for loan and lease losses	$8,239	n/a	n/a	$8,239
Carrying value excluding valuation allowance	32,648	n/a	n/a	32,648
Allowance as a percentage of carrying value	25.24%	n/a	n/a	25.24%
Total
Allowance for loan and lease losses	$20,732	$9,525	$4,825	$35,082
Carrying value (3, 4)	405,793	212,173	303,341	921,307
Allowance as a percentage of carrying value (4)	5.11%	4.49%	1.59%	3.81%

	December 31, 2010
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,871	$4,786	$1,080	$7,737
Carrying value (3)	13,904	11,421	10,645	35,970
Allowance as a percentage of carrying value	13.46%	41.91%	10.15%	21.51%
Collectively evaluated for impairment
Allowance for loan and lease losses	$10,964	$10,677	$6,078	$27,719
Carrying value (3, 4)	358,765	222,967	282,820	864,552
Allowance as a percentage of carrying value (4)	3.06%	4.79%	2.15%	3.21%
Purchased credit-impaired loans
Allowance for loan and lease losses	$6,417	n/a	$12	$6,429
Carrying value excluding valuation allowance	36,393	n/a	204	36,597
Allowance as a percentage of carrying value	17.63%	n/a	5.76%	17.57%
Total
Allowance for loan and lease losses	$19,252	$15,463	$7,170	$41,885
Carrying value (3, 4)	409,062	234,388	293,669	937,119
Allowance as a percentage of carrying value (4)	4.71%	6.60%	2.44%	4.47%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are classified as TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)
Commercial impaired allowance for loan and lease losses includes $223 million and $445 million at September 30, 2011 and December 31, 2010 related to U.S. small business commercial renegotiated TDR loans.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Total loans accounted for under the fair value option were $11.2 billion and $3.3 billion at September 30, 2011 and December 31, 2010.

n/a = not applicable

NOTE 8 – Securitizations and Other Variable Interest Entities

The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For additional information on the Corporation’s utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

The following tables present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2011 and December 31, 2010, in situations where the Corporation has continuing involvement with transferred assets or where the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum exposure to loss at September 30, 2011 and December 31, 2010 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum exposure to loss does not include losses previously recognized, for example, through write-downs of assets.

The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Trading Account Assets and Liabilities and Note 5 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 6 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables within this Note.

Except as described below and in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2011 or the year ended December 31, 2010 that it was not previously contractually required to provide, nor does it intend to do so.

Mortgage-related Securitizations

First-lien Mortgages

As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of MBS guaranteed by government-sponsored enterprises (GSEs), or GNMA in the case of Federal Housing Administration (FHA)-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and residual tranches issued by the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.

The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2011 and 2010.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
			Three Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Cash proceeds from new securitizations (1)	$31,481	$61,727	$—	$—	$—	$—	$36	$—	$1,667	$934
Loss on securitizations, net of hedges (2)	(281)	(336)	—	—	—	—	—	—	—	(22)
Cash flows received on residual interests	—	—	1	4	10	13	5	—	4	5

	Nine Months Ended September 30
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Cash proceeds from new securitizations (1)	$128,457	$192,936	$—	$—	$—	$—	$36	$3	$3,468	$3,317
Loss on securitizations, net of hedges (2)	(336)	(787)	—	—	—	—	—	—	—	—
Cash flows received on residual interests	—	—	2	15	32	45	6	2	11	15

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three and nine months ended September 30, 2011, the Corporation recognized $636 million and $2.5 billion of gains on these LHFS compared to $1.3 billion and $3.8 billion for the same periods in 2010, net of hedges.

In addition to cash proceeds reported in the table above, the Corporation received securities with an initial fair value of $82 million and $510 million in connection with agency first-lien residential mortgage securitizations for the three and nine months ended September 30, 2011, and $0 and $23.4 billion for the same periods in 2010. The Corporation also received securities with an initial fair value of $9 million and $36 million in connection with commercial mortgage securitizations for the three and nine months ended September 30, 2011 and none for the same periods in 2010. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and nine months ended September 30, 2011 and 2010, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.4 billion and $4.5 billion during the three and nine months ended September 30, 2011 compared to $1.6 billion and $4.8 billion for the same periods in 2010. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $25.1 billion and $24.3 billion at September 30, 2011 and December 31, 2010. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and nine months ended September 30, 2011, $447 million and $8.1 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications compared to $3.8 billion and $12.2 billion for the same periods in 2010. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were losses of $17 million and $14 million during the three and nine months ended September 30, 2011 compared to income of $14 million and $16 million for the same periods in 2010. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $159 million and $156 million at September 30, 2011 and December 31, 2010. For additional information on MSRs, see Note 19 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2011 and December 31, 2010.

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Unconsolidated VIEs
Maximum loss exposure (1)	$41,855	$46,093	$2,342	$2,794	$442	$416	$533	$651	$1,210	$1,199
On-balance sheet assets
Senior securities held (2):
Trading account assets	$9,220	$10,693	$106	$147	$91	$126	$357	$645	$104	$146
AFS debt securities	32,623	35,400	2,138	2,593	187	234	176	—	958	984
Subordinate securities held (2):
Trading account assets	—	—	—	—	4	12	—	—	9	8
AFS debt securities	—	—	28	39	31	35	—	6	—	—
Residual interests held	12	—	16	6	16	9	—	—	67	61
All other assets	—	—	—	9	—	—	—	—	—	—
Total retained positions	$41,855	$46,093	$2,288	$2,794	$329	$416	$533	$651	$1,138	$1,199
Principal balance outstanding (3)	$1,281,647	$1,297,159	$64,291	$75,762	$79,983	$92,710	$105,345	$116,233	$74,647	$73,597

Consolidated VIEs
Maximum loss exposure (1)	$50,152	$32,746	$616	$46	$420	$42	$—	$—	$—	$—
On-balance sheet assets
Loans and leases	$49,826	$32,563	$3,790	$—	$951	$—	$—	$—	$—	$—
Allowance for loan and lease losses	(32)	(37)	—	—	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	655	732	—	—	—	—
All other assets	358	220	348	46	31	16	—	—	—	—
Total assets	$50,152	$32,746	$4,138	$46	$1,637	$748	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$—	$—	$4,137	$—	$961	$—	$—	$—	$—	$—
All other liabilities	—	3	—	9	736	768	—	—	—	—
Total liabilities	$—	$3	$4,137	$9	$1,697	$768	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and MSRs. For more information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 19 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

As a result of a settlement agreement with Assured Guaranty Ltd. and its subsidiaries (Assured Guaranty), the Corporation entered into a loss-sharing reinsurance arrangement involving 21 first-lien RMBS trusts. This obligation is a variable interest that could potentially be significant to the trusts. To the extent that the Corporation services all or a majority of the loans in any of the 21 trusts, the Corporation is the primary beneficiary. At September 30, 2011, 19 of these trusts were consolidated. Assets and liabilities of the consolidated trusts and the Corporation’s maximum loss exposure to consolidated and unconsolidated trusts are included in the table above as non-agency prime and subprime trusts. For additional information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees.

Home Equity Loans

The Corporation maintains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and nine months ended September 30, 2011 and 2010. All of the home equity trusts have entered the amortization phase and, accordingly, there were no collections reinvested in revolving period securitizations for the three and nine months ended September 30, 2011. Collections reinvested in revolving period securitizations were $4 million and $20 million for the three and nine months ended September 30, 2010.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(Dollars in millions)	Consolidated VIEs	Retained Interests in Unconsolidated VIEs	Total	Consolidated VIEs	Retained Interests in Unconsolidated VIEs	Total
Maximum loss exposure (1)	$2,793	$7,920	$10,713	$3,192	$9,132	$12,324
On-balance sheet assets
Trading account assets (2, 3)	$—	$111	$111	$—	$209	$209
AFS debt securities (3, 4)	—	12	12	—	35	35
Loans and leases	3,095	—	3,095	3,529	—	3,529
Allowance for loan and lease losses	(302)	—	(302)	(337)	—	(337)
Total	$2,793	$123	$2,916	$3,192	$244	$3,436
On-balance sheet liabilities
Long-term debt	$3,193	$—	$3,193	$3,635	$—	$3,635
All other liabilities	55	—	55	23	—	23
Total	$3,248	$—	$3,248	$3,658	$—	$3,658
Principal balance outstanding	$3,095	$17,046	$20,141	$3,529	$20,095	$23,624

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties and corporate guarantees.

(2)
At September 30, 2011 and December 31, 2010, $109 million and $204 million of the debt securities classified as trading account assets were senior securities and $2 million and $5 million were subordinate securities.

(3)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(4)	At September 30, 2011 and December 31, 2010, $12 million and $35 million represented subordinate debt securities held.

Included in the table above are consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. The Corporation then transfers the newly generated receivables into the securitization vehicles and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on monoline insurers’ policies, which protect the bondholders in the securitization, exceed a certain level, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. The Corporation evaluates each of these securitizations for potential losses due to non-recoverable advances by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and potential cash flow shortfalls during rapid amortization. This evaluation, which includes the number of loans still in revolving status, the amount of available credit and when those loans will lose revolving status, is also used to determine whether the Corporation has a variable interest that is more than insignificant and must consolidate the trust. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At September 30, 2011 and December 31, 2010, home equity loan securitization transactions in rapid amortization for which the Corporation has a subordinate funding obligation, including both consolidated and unconsolidated trusts, had $11.0 billion and $12.5 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $518 million and $639 million at September 30, 2011 and December 31, 2010, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At September 30, 2011 and December 31, 2010, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $93 million and $131 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $16 million and $49 million of servicing fee income related to home equity loan securitizations during the three and nine months ended September 30, 2011 compared to $19 million and $60 million for the same periods in 2010. The Corporation repurchased $6 million and $11 million of loans from home equity securitization trusts in order to perform modifications during three and nine months ended September 30, 2011 compared to $4 million and $15 million for the same periods in 2010.

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

The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at September 30, 2011 and December 31, 2010.

(Dollars in millions)	September 30 2011	December 31 2010
Consolidated VIEs
Maximum loss exposure	$40,318	$36,596
On-balance sheet assets
Derivative assets	$1,047	$1,778
Loans and leases (1)	77,412	92,104
Allowance for loan and lease losses	(5,312)	(8,505)
Loans held-for-sale (2)	2,385	—
All other assets (3)	2,634	4,259
Total	$78,166	$89,636
On-balance sheet liabilities
Long-term debt	$37,653	$52,781
All other liabilities	195	259
Total	$37,848	$53,040
Trust loans	$79,797	$92,104

(1)	At September 30, 2011 and December 31, 2010, loans and leases included $27.0 billion and $20.4 billion of seller’s interest and $1.7 billion and $3.8 billion of discount receivables.

(2)	At September 30, 2011, LHFS included $1.2 billion of seller's interest.

(3)	At September 30, 2011 and December 31, 2010, all other assets included restricted cash accounts and unbilled accrued interest and fees.

In the nine months ended September 30, 2010, $2.9 billion of new senior debt securities were issued to external investors from the credit card securitization trusts and none for the same period in 2011.

During the nine months ended September 30, 2010, subordinate securities with a notional principal amount of $11.5 billion and a stated interest rate of zero percent were issued by certain credit card securitization trusts to the Corporation and none for the same period in 2011. In addition, the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation has subordinated a portion of its seller’s interest to the investors’ interest. These actions, which were specifically permitted by the terms of the trust documents, were taken in an effort to address the decline in the excess spread of the U.S. and United Kingdom (U.K.) credit card securitization trusts. The U.S. election expired June 30, 2011. The issuance of subordinate securities and the discount receivables election had no impact on the Corporation’s consolidated results of operations for the three and nine months ended September 30, 2011 and 2010.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at September 30, 2011 and December 31, 2010.

	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Unconsolidated VIEs
Maximum loss exposure	$36,233	$20,320	$3,779	$4,261	$109	$141
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$185	$1,219	$341	$255	$—	$—
AFS debt securities	34,864	17,989	—	—	81	109
Subordinate securities held (1, 2):
Trading account assets	1	2	—	—	—	—
AFS debt securities	965	1,036	—	—	—	—
Residual interests held (3)	218	74	—	—	—	—
All other assets	—	—	—	—	13	17
Total retained positions	$36,233	$20,320	$341	$255	$94	$126
Total assets of VIEs	$65,375	$39,830	$5,697	$6,108	$693	$774

Consolidated VIEs
Maximum loss exposure	$—	$—	$4,587	$4,716	$1,071	$2,061
On-balance sheet assets
Trading account assets	$—	$68	$4,587	$4,716	$—	$—
Loans and leases	—	—	—	—	5,654	9,583
Allowance for loan and lease losses	—	—	—	—	(8)	(29)
All other assets	—	—	—	—	185	196
Total assets	$—	$68	$4,587	$4,716	$5,831	$9,750
On-balance sheet liabilities
Commercial paper and other short-term borrowings	$—	$—	$5,501	$4,921	$—	$—
Long-term debt	—	68	—	—	4,755	7,681
All other liabilities	—	—	—	—	125	101
Total liabilities	$—	$68	$5,501	$4,921	$4,880	$7,782

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $4.2 billion and $27.9 billion of securities during the three and nine months ended September 30, 2011 compared to $11.5 billion and $83.3 billion for the same periods in 2010. Net gains on sales totaled $173 million and $909 million for the three and nine months ended September 30, 2011 compared to net losses of $16 million and $144 million for the same periods in 2010. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinate securities issued by non-agency trusts, the Corporation does not consolidate the trust.

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

The Corporation also provides credit enhancement to investors in certain municipal bond trusts whereby the Corporation guarantees the payment of interest and principal on floating-rate certificates issued by these trusts in the event of default by the issuer of the underlying municipal bond. If a customer holds the residual interest in a trust, that customer typically has the unilateral ability to liquidate the trust at any time, while the Corporation typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. This arrangement is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing losses incurred on assets held within that trust. The weighted-average remaining life of bonds held in the trusts at September 30, 2011 was 13.0 years. There were no material write-downs or downgrades of assets or issuers during the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $182 million and $597 million compared to $226 million and $1.0 billion for the same periods in 2010. At September 30, 2011 and December 31, 2010, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.1 billion and $2.2 billion.

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.4 billion and $4.0 billion at September 30, 2011 and December 31, 2010.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At September 30, 2011, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $6.5 billion, including trusts collateralized by automobile loans of $4.6 billion, student loans of $1.2 billion, and other loans and receivables of $693 million. At December 31, 2010, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $10.5 billion, including trusts collateralized by automobile loans of $8.4 billion, student loans of $1.3 billion, and other loans and receivables of $774 million.

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

The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$1,972	$2,564	$4,536	$2,971	$3,828	$6,799
On-balance sheet assets
Trading account assets	$1,636	$502	$2,138	$2,485	$884	$3,369
Derivative assets	195	771	966	207	890	1,097
AFS debt securities	256	—	256	769	338	1,107
All other assets	15	130	145	24	123	147
Total	$2,102	$1,403	$3,505	$3,485	$2,235	$5,720
On-balance sheet liabilities
Derivative liabilities	$—	$13	$13	$—	$58	$58
Long-term debt	2,437	2	2,439	3,162	—	3,162
Total	$2,437	$15	$2,452	$3,162	$58	$3,220
Total assets of VIEs	$2,102	$34,164	$36,266	$3,485	$43,476	$46,961

The Corporation’s maximum loss exposure of $4.5 billion at September 30, 2011 includes $665 million of super senior CDO exposure, $1.7 billion of exposure to CDO financing facilities and $2.1 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. Net of this insurance but including securities retained from liquidations of CDOs, the Corporation’s net exposure to super senior CDO-related positions was $452 million at September 30, 2011. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at September 30, 2011 totaled $2.3 billion, all of which has recourse to the general credit of the Corporation. The Corporation’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets.

At September 30, 2011, the Corporation had $2.7 billion of aggregate liquidity exposure to CDOs. This amount includes $872 million of commitments to CDOs to provide funding for super senior exposures and $1.8 billion notional amount of derivative contracts with unconsolidated special purpose entities (SPEs), principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. See Note 11 – Commitments and Contingencies for additional information. The Corporation's liquidity exposure to CDOs at September 30, 2011 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$2,722	$2,340	$5,062	$4,449	$2,735	$7,184
On-balance sheet assets
Trading account assets	$2,657	$245	$2,902	$3,458	$876	$4,334
Derivative assets	—	1,183	1,183	1	722	723
Loans held-for-sale	736	—	736	959	—	959
All other assets	1,441	—	1,441	1,429	—	1,429
Total	$4,834	$1,428	$6,262	$5,847	$1,598	$7,445
On-balance sheet liabilities
Derivative liabilities	$3	$45	$48	$1	$23	$24
Commercial paper and other short-term borrowings	40	—	40	—	—	—
Long-term debt	3,215	—	3,215	3,457	—	3,457
All other liabilities	—	456	456	—	140	140
Total	$3,258	$501	$3,759	$3,458	$163	$3,621
Total assets of VIEs	$4,834	$5,154	$9,988	$5,847	$6,090	$11,937

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had approximately $853 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at September 30, 2011.

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

Asset acquisition vehicles acquire financial instruments, typically loans, at the direction of a single customer and obtain funding through the issuance of structured liabilities to the Corporation. At the time the vehicle acquires an asset, the Corporation enters into total return swaps with the customer such that the economic returns of the asset are passed through to the customer. The Corporation is exposed to counterparty credit risk if the asset declines in value and the customer defaults on its obligation to the Corporation under the total return swaps. The Corporation’s risk may be mitigated by collateral or other arrangements. The Corporation consolidates these vehicles because it has the power to manage the assets in the vehicles and owns all of the structured liabilities issued by the vehicles.

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

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$6,193	$7,161	$13,354	$19,248	$8,796	$28,044
On-balance sheet assets
Trading account assets	$31	$13	$44	$8,900	$—	$8,900
Derivative assets	369	337	706	—	228	228
AFS debt securities	—	63	63	1,832	73	1,905
Loans and leases	5,295	432	5,727	7,690	1,122	8,812
Allowance for loan and lease losses	(7)	(8)	(15)	(27)	(22)	(49)
Loans held-for-sale	128	741	869	262	949	1,211
All other assets	402	5,580	5,982	937	6,440	7,377
Total	$6,218	$7,158	$13,376	$19,594	$8,790	$28,384
On-balance sheet liabilities
Commercial paper and other short-term borrowings	$—	$—	$—	$1,115	$—	$1,115
Long-term debt	10	—	10	229	—	229
All other liabilities	668	1,488	2,156	8,683	1,666	10,349
Total	$678	$1,488	$2,166	$10,027	$1,666	$11,693
Total assets of VIEs	$6,218	$10,850	$17,068	$19,594	$13,416	$33,010

Investment Vehicles

The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At September 30, 2011 and December 31, 2010, the Corporation’s consolidated investment vehicles had total assets of $1.3 billion and $5.6 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $5.5 billion and $7.9 billion at September 30, 2011 and December 31, 2010. The Corporation’s maximum exposure to loss associated with both consolidated and unconsolidated investment vehicles totaled $3.2 billion and $8.7 billion at September 30, 2011 and December 31, 2010 comprised primarily of on-balance sheet assets less non-recourse liabilities.

Collective Investment Funds

The Corporation is trustee for certain common and collective investment funds that provide investment opportunities for eligible clients of GWIM. These funds, which had total assets of $10.9 billion at September 30, 2011, hold a variety of cash, debt and equity investments. At September 30, 2011, the Corporation did not have a variable interest in these funds. The Corporation consolidated a stable value collective investment fund with total assets of $8.1 billion at December 31, 2010, for which the Corporation had the unilateral ability to replace the fund’s asset manager. The fund was liquidated during the three months ended March 31, 2011.

Leveraged Lease Trusts

The Corporation’s net investment in consolidated leveraged lease trusts totaled $4.9 billion and $5.2 billion at September 30, 2011 and December 31, 2010. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Asset Acquisition Conduits

The Corporation administered two asset acquisition conduits which acquired assets on behalf of the Corporation or its customers. These conduits had total assets of $640 million at December 31, 2010. The conduits were liquidated during the three months ended June 30, 2011. Liquidation of the conduits did not impact the Corporation’s consolidated results of operations. For more information on the asset acquisition conduits, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.2 billion and $5.4 billion at September 30, 2011 and December 31, 2010, which consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At September 30, 2011 and December 31, 2010, the Corporation’s maximum loss exposure under these financing arrangements was $5.4 billion and $6.5 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the table on page 197 because the purchasers are not VIEs.

NOTE 9 – Representations and Warranties Obligations and Corporate Guarantees

Background

The Corporation securitizes first-lien residential mortgage loans, generally in the form of MBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans, home equity loans and other second-lien loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities), or in the form of whole loans. In connection with these transactions, the Corporation or certain subsidiaries or legacy companies made various representations and warranties. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan buyers, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan buyer, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor at any time. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain an equivalent requirement, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan's performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, the time horizon has lengthened primarily due to a significant increase in GSE claims related to loans that had defaulted more than 18 months prior to the claim and to loans where the borrower made at least 25 payments.

The Corporation’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business and the Corporation is unable to recover valid claims. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. At September 30, 2011, approximately 28 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties compared to approximately 25 percent at December 31, 2010. During the three and nine months ended September 30, 2011, the Corporation experienced a decline in recoveries from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties (e.g., active, inactive, out-of-business originators) from which recoveries are sought.

The Corporation structures its operations to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with its underwriting procedures and by servicing those mortgages consistent with its contractual obligations. In addition, certain securitizations include guarantees written to protect certain purchasers of the loans from credit losses up to a specified amount. The fair value of the obligations to be absorbed under the representations and warranties and guarantees provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in mortgage banking income. This is done throughout the life of the loan, as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. The Corporation also considers bulk settlements when determining its estimated liability for representations and warranties. The estimate of the liability for representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on the Corporation's results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly.

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase claim did not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous to the Corporation. The following provides a summary of the larger bulk settlement actions beginning in the fourth quarter of 2010 followed by details of the Corporation's representations and warranties liability, including claims status.

Settlement with the Bank of New York Mellon, as Trustee

On June 28, 2011, the Corporation, BAC Home Loans Servicing, LP (BAC HLS, which was subsequently merged with and into BANA in July 2011), and its legacy Countrywide affiliates entered into a settlement agreement with the Bank of New York Mellon (BNY Mellon), as trustee (the Trustee), to resolve all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) containing loans principally originated between 2004 and 2008 for which BNY Mellon acts as trustee or indenture trustee (the BNY Mellon Settlement). The Covered Trusts had an original principal balance of approximately $424 billion, of which $409 billion was originated between 2004 and 2008, and total outstanding principal and unpaid principal balance of loans that had defaulted (collectively unpaid principal balance) of approximately $220 billion at June 28, 2011, of which $217 billion was originated between 2004 and 2008. The BNY Mellon Settlement is supported by a group of 22 institutional investors (the Investor Group) and is subject to final court approval and certain other conditions.

The BNY Mellon Settlement provides for a cash payment of $8.5 billion (the Settlement Payment) to the Trustee for distribution to the Covered Trusts after final court approval of the BNY Mellon Settlement. In addition to the Settlement Payment, the Corporation is obligated to pay attorneys' fees and costs to the Investor Group's counsel as well as all fees and expenses incurred by the Trustee related to obtaining final court approval of the BNY Mellon Settlement and certain tax rulings, which are currently estimated at $100 million.

The BNY Mellon Settlement does not cover a small number of legacy Countrywide-issued first-lien non-GSE RMBS transactions with loans originated principally between 2004 and 2008 for various reasons, including for example, six legacy Countrywide-issued first-lien non-GSE RMBS transactions in which BNY Mellon is not the trustee. The BNY Mellon Settlement also does not cover legacy Countrywide-issued second-lien securitization transactions in which a monoline insurer or other financial guarantor provides financial guaranty insurance. In addition, because the settlement is with the Trustee on behalf of the Covered Trusts and releases rights under the governing agreements for the Covered Trusts, the settlement does not release investors’ securities law or fraud claims based upon disclosures made in connection with their decision to purchase, sell or hold securities issued by the Covered Trusts. To date, various investors, including certain members of the Investor Group, are pursuing securities law or fraud claims related to one or more of the Covered Trusts. The Corporation is not able to determine whether any additional securities law or fraud claims will be made by investors in the Covered Trusts. For information about mortgage-related securities law or fraud claims, see Countrywide Equity and Debt Securities Matters and Mortgage-backed Securities Litigation under Litigation and Regulatory Matters in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies. For those Covered Trusts where a monoline insurer or other financial guarantor has an independent right to assert repurchase claims directly, the BNY Mellon Settlement does not release such insurer’s or guarantor’s repurchase claims.

Under an order entered by the court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both filed notices of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware, the Federal Deposit Insurance Corporation, and the Federal Housing Finance Agency. These motions have not yet been ruled on by the court. Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement, including challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the institutional investor group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the Covered Trusts, while other motions do not make substantive objections but state that they need more information about the settlement. A number of investors opposed to the settlement removed the proceeding to federal court. On October 19, 2011, the federal court denied BNY Mellon's motion to remand the proceeding to state court, and BNY Mellon, as well as investors that have intervened in support of the BNY Mellon Settlement, have petitioned to appeal the denial of this motion.

It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors, along with the recent removal of the proceedings to federal court, could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

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

There can be no assurance that final court approval of the settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that the Corporation and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if the Corporation and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation’s future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described under Whole Loan Sales and Private-label Securitizations Experience on page 207.

Settlement with Assured Guaranty

On April 14, 2011, the Corporation, including its legacy Countrywide affiliates, entered into an agreement with Assured Guaranty, to resolve all of the monoline insurer’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 29 first- and second-lien RMBS trusts where Assured Guaranty provided financial guarantee insurance (the Assured Guaranty Settlement). The agreement also resolves historical loan servicing issues and other potential liabilities with respect to these trusts. The agreement covers 21 first-lien RMBS trusts and eight second-lien RMBS trusts, which had an original principal balance of approximately $35.8 billion and total unpaid principal balance of approximately $20.2 billion as of April 14, 2011. The agreement includes cash payments totaling approximately $1.1 billion to Assured Guaranty, as well as a loss-sharing reinsurance arrangement that had an expected value of approximately $470 million at the time of the settlement, and other terms, including termination of certain derivative contracts. The cash payments consist of $850 million paid on April 14, 2011, $57 million paid on June 30, 2011, $57 million paid on

September 30, 2011 and the remainder payable in two equal installments at the end of each quarter through March 31, 2012. The total cost recognized for the Assured Guaranty Settlement as of September 30, 2011 was approximately $1.6 billion. As a result of this agreement, the Corporation recorded $4.7 billion in consumer loans and the related trust debt on its Consolidated Balance Sheet at September 30, 2011, due to the establishment of reinsurance contracts at the time of the Assured Guaranty Settlement.

Government-sponsored Enterprise Agreements

On December 31, 2010, the Corporation reached agreements with the GSEs, under which the Corporation paid $2.8 billion to resolve repurchase claims involving first-lien residential mortgage loans sold directly to the GSEs by entities related to legacy Countrywide (the GSE Agreements). The agreement with FHLMC extinguished all outstanding and potential mortgage repurchase and make-whole claims arising out of any alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FHLMC through 2008, subject to certain exceptions. The agreement with FNMA substantially resolved the existing pipeline of repurchase claims outstanding as of September 20, 2010 arising out of alleged breaches of selling representations and warranties related to loans sold directly by legacy Countrywide to FNMA. The GSE Agreements did not cover outstanding and potential mortgage repurchase claims arising out of any alleged breaches of selling representations and warranties related to legacy Bank of America first-lien residential mortgage loans sold directly to the GSEs or other loans sold directly to the GSEs other than described above, loan servicing obligations, other contractual obligations or loans contained in private-label securitizations.

Outstanding Claims

The table below presents outstanding representations and warranties claims by counterparty and product type at September 30, 2011 and December 31, 2010. For additional information, see Whole Loan Sales and Private-label Securitizations Experience on page 207 of this Note and Note 11 – Commitments and Contingencies. These repurchase claims include $1.7 billion in demands from investors in the Covered Trusts received in the third quarter of 2010, but otherwise do not include any repurchase claims related to the Covered Trusts. The increase in unresolved claims is primarily attributable to $10.9 billion in new repurchase claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, and $711 million in repurchase claims received from trustees in non-GSE transactions. The high level of new claims was partially offset by the resolution of claims with the GSEs and resolution of certain monoline claims through the Assured Guaranty Settlement.

Outstanding Claims by Counterparty and Product Type
(Dollars in millions)	September 30 2011	December 31 2010
By counterparty (1)
GSEs	$4,721	$2,821
Monolines	3,058	4,678
Whole loan and private-label securitization investors and other (2)	3,893	3,188
Total outstanding claims by counterparty	$11,672	$10,687
By product type (1)
Prime loans	$3,453	$2,040
Alt-A	1,714	1,190
Home equity	2,861	3,658
Pay option	2,771	2,889
Subprime	634	734
Other	239	176
Total outstanding claims by product type	$11,672	$10,687

(1)	Excludes MI (mortgage insurance) rescission notices. For additional information, see Rescission Notices on page 202 of this Note.

(2)
Amounts for September 30, 2011 and December 31, 2010 include $1.7 billion in demands contained in correspondence from private-label securitizations investors in the Covered Trusts that do not have the right to demand repurchase of loans directly or the right to access loan files. For additional information, see Settlement with Bank of New York Mellon, as Trustee on page 199.

The number of repurchase claims as a percentage of the number of loans purchased arising from loans sourced from brokers or purchased from third-party sellers is relatively consistent with the number of repurchase claims as a percentage of the number of loans originated by the Corporation or its subsidiaries or legacy companies.

Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denial or coverage rescission (collectively MI rescission notices) and the amount of such notices has been increasing. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation are generally necessary between the parties to reach a conclusion on an individual notice. The level of engagement of the mortgage insurance companies varies and on-going litigation involving some of the mortgage insurance companies limits the ability of the Corporation to engage in constructive dialogue leading to resolution.

FNMA recently issued an announcement requiring servicers to report, effective October 1, 2011, all mortgage insurance rescissions, cancellations and claim denials with respect to loans sold to FNMA. The announcement also confirmed FNMA's view of its position that a mortgage insurance company's issuance of a rescission, cancellation notice or claim denial constitutes a breach of the lender's representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA's loss even if the lender is contesting the mortgage insurer's rescission cancellation or claim denial. The announcement also included a ban on bulk settlements with mortgage insurers that provide for loss sharing in lieu of rescission. Through June 30, 2012, lenders have 90 days to appeal FNMA's repurchase request and 30 days (or such other time frame specified by FNMA) to appeal after that date. To be successful in its appeal, a lender must provide documentation confirming reinstatement or continuation of coverage according to the FNMA announcement. This announcement could result in more repurchase requests from FNMA than the assumptions in the Corporation's estimated liability contemplate. The Corporation also expects that in many cases (particularly in the context of litigation), it will not be able to resolve rescissions, cancellations or claim denials with the mortgage insurance companies before the expiration of the appeal period allowed by FNMA. The Corporation has informed FNMA that it does not believe that the new policy is valid under the relevant contracts, and that it does not intend to repurchase loans under the terms set forth in the new policy. Accordingly, the Corporation's pipeline of unresolved repurchase claims may increase and, if it is required to abide by the terms of the new policy, the Corporation's representations and warranties liability may increase.

Cash Payments

As presented in the table below, during the three and nine months ended September 30, 2011, the Corporation paid $2.2 billion and $4.4 billion to resolve $2.6 billion and $5.2 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $1.6 billion and $3.0 billion. During the three and nine months ended September 30, 2010, the Corporation paid $920 million and $2.8 billion to resolve $1.1 billion and $3.2 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $524 million and $1.7 billion. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monoline insurers. In addition to the amounts discussed above, the Corporation paid $964 million during the nine months ended September 30, 2011 to Assured Guaranty as part of the Assured Guaranty Settlement.

The table below presents first-lien and home equity loan repurchases and indemnification payments for the three and nine months ended September 30, 2011 and 2010.

Loan Repurchases and Indemnification Payments
	Three Months Ended September 30
	2011			2010
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$1,034	$1,183	$560	$567	$621	$230
Indemnification payments	1,600	1,057	1,057	448	258	258
Total first-lien	2,634	2,240	1,617	1,015	879	488
Home equity
Repurchases	3	3	—	13	13	8
Indemnification payments	7	6	6	29	28	28
Total home equity	10	9	6	42	41	36
Total first-lien and home equity	$2,644	$2,249	$1,623	$1,057	$920	$524

	Nine Months Ended September 30
	2011			2010
First-lien
Repurchases	$2,228	$2,516	$1,112	$1,776	$1,946	$857
Indemnification payments	2,892	1,756	1,756	1,249	720	720
Total first-lien	5,120	4,272	2,868	3,025	2,666	1,577
Home equity
Repurchases	21	21	14	55	61	37
Indemnification payments	92	93	93	108	104	104
Total home equity	113	114	107	163	165	141
Total first-lien and home equity	$5,233	$4,386	$2,975	$3,188	$2,831	$1,718

Liability for Representations and Warranties and Corporate Guarantees

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities and the related provision is included in mortgage banking income. The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Liability for representations and warranties and corporate guarantees, beginning of period	$17,780	$3,939	$5,438	$3,507
Additions for new sales	3	6	13	23
Charge-offs	(1,790)	(415)	(4,508)	(1,774)
Provision	278	872	15,328	2,646
Liability for representations and warranties and corporate guarantees, September 30	$16,271	$4,402	$16,271	$4,402

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. For the three and nine months ended September 30, 2011, the provision for representations and warranties and corporate guarantees was $278 million and $15.3 billion compared to $872 million and $2.6 billion for the same periods in 2010. Of the $15.3 billion provision recorded in the nine months ended September 30, 2011, $8.6 billion was attributable to the BNY Mellon Settlement. In addition, the BNY Mellon Settlement led to the determination that the Corporation has sufficient experience to record a liability related to its exposure on certain other private-label securitizations. This determination combined with higher estimated GSE repurchase rates in the nine months ended September 30, 2011, were the primary drivers of the balance of the provision in the amount of $6.7 billion. GSE repurchase rates increased driven by higher than expected claims during the nine months ended September 30, 2011, including claims on loans that defaulted more than 18 months prior to the repurchase request and on loans where the borrower has made a significant number of payments (e.g., at least 25 payments), in each case in numbers that were not expected based on historical claims. The provision for the three months ended September 30, 2011 was related primarily to the GSEs and was based upon results of the Corporation's ongoing evaluation of the GSE behavior, which is continually evolving.

Estimated Range of Possible Loss

Government-sponsored Enterprises

The Corporation’s estimated provision and liability for obligations under representations and warranties given to the GSEs considers, among other things, and is necessarily dependent on and limited by, its historical claims experience with the GSEs and reflects current developments, including the GSEs' current interpretations of the GSE Agreements and recent GSE behavior, projections of future defaults, as well as certain other assumptions regarding economic conditions, home prices and other factors. The Corporation's estimate of the liability for these obligations has been accounted for in the recorded liability for representations and warranties for these loans. The behavior of the GSEs is continually evolving and impacting the Corporation's estimated repurchase rates and liability. Notably, in recent periods, the Corporation has been experiencing elevated levels of new claims, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans on which had defaulted more than 18 months prior to the repurchase request, in each case in numbers that were not expected based on historical experience, and the criteria by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. In addition, the recent FNMA announcement regarding mortgage insurance rescissions, cancellations and claim denials, including a ban on bulk settlements with mortgage insurers that provide for loss sharing in lieu of rescission, could result in increased repurchase requests from FNMA that exceed the repurchase requests contemplated by the Corporation's estimated liability. Accordingly, future provisions associated with obligations under representations and warranties made to the GSEs may be materially impacted if actual results are different from the Corporation's assumptions regarding projected future defaults, estimated home prices and other economic factors, including the behavior of the GSEs and estimated repurchase rates. Repurchase requests and resolution processes with the GSEs have become increasingly inconsistent with the Corporation's interpretation of its contractual obligations.

As the GSEs' behavior is continually evolving, the Corporation is not able to anticipate changes in the behavior of the GSEs from the Corporation's past experiences. Therefore, it is not possible to reasonably estimate a possible loss or range of possible loss with respect to any such potential impact in excess of current accruals on future GSE provisions.

Counterparties other than Government-sponsored Enterprises

The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally in the 2004 through 2008 vintage. For the remainder of the population of private-label securitizations, the Corporation believes it is probable that other claimants may come forward with claims that meet the requirements of the terms of the securitizations. The Corporation has seen an increased trend in requests for loan files from private-label securitization trustees and an increase in repurchase claims from private-label securitization trustees that meet the required standards. The Corporation believes that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in the three and nine months ended September 30, 2011 have provided for a substantial portion of the Corporation's non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, as discussed below, the Corporation has not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole loan and other private-label securitization exposures. The Corporation currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of September 30, 2011, could be up to $5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on the Corporation's belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, the Corporation believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. The Corporation believes the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. Although the Corporation continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the upper end of the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers the implied repurchase experience based on the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement are satisfied. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from the Corporation’s assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of loss. For example, if courts were to disagree with the Corporation’s interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. For additional information, see Note 11 – Commitments and Contingencies. Additionally, if recent court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant loan-level experience to measure the impact of these differences on the probability that a loan will be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not include any losses related to litigation matters disclosed in Note 11 – Commitments and Contingencies, nor do they include any separate foreclosure costs and related costs and assessments or any possible losses related to potential claims for breaches of performance of servicing obligations, potential securities law or fraud claims or potential indemnity or other claims against the Corporation. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 11 – Commitments and Contingencies), fraud or other claims against the Corporation; however, such loss could be material.

Government-sponsored Enterprises Experience

The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase claims. However, its repurchase experience with the GSEs continues to evolve. Notably, in recent periods, the Corporation has been experiencing elevated levels of new claims, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans which had defaulted more than 18 months prior to the repurchase date, in each case, in numbers that were not expected based on historical experience. Additionally, the criteria by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. The Corporation continues to closely monitor these changing behaviors and intends to repurchase loans to the extent required under the contracts and standards that govern its relationship with the GSEs.

Generally, the Corporation first becomes aware that a GSE is evaluating a particular loan for repurchase when the Corporation receives a request from a GSE to review the underlying loan file (file request). Upon completing its review, the GSE may submit a repurchase claim to the Corporation. As soon as practicable after receiving a repurchase claim from either of the GSEs, the Corporation evaluates the claim and takes appropriate action. Claim disputes are generally handled through loan-level negotiations with the GSEs and the Corporation seeks to resolve the repurchase claim within 90 to 120 days of the receipt of the claim although tolerances exist for claims that remain open beyond this timeframe. Experience with the GSEs continues to evolve and any disputes are generally related to areas including reasonableness of stated income, occupancy, undisclosed liabilities, and the validity of mortgage insurance claim rescissions or denials in the vintages with the highest default rates. During the nine months ended September 30, 2011, outstanding GSE claims increased substantially, primarily attributable to elevated levels of new claims submitted on both legacy Countrywide originations not covered by the GSE Agreements and Bank of America originations.

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

The pipeline of unresolved monoline claims where the Corporation believes a valid defect has not been identified which would constitute an actionable breach of representations and warranties decreased during the nine months ended September 30, 2011 as a result of the Assured Guaranty Settlement. Through September 30, 2011, approximately 30 percent of monoline claims that the Corporation initially denied have subsequently been resolved through the Assured Guaranty Settlement, 10 percent through repurchase or make-whole payments and one percent through rescission. When a claim has been denied and there has not been communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

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

Monoline Outstanding Claims

At September 30, 2011, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved repurchase claims previously received from monolines was $3.0 billion, substantially all of which the Corporation has reviewed and declined to repurchase based on an assessment of whether a material breach exists. As noted above, a portion of the repurchase claims that are initially denied are ultimately resolved through bulk settlement, repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At September 30, 2011, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $6.1 billion, excluding loans that had been paid in full and file requests for loans included in the trusts settled with Assured Guaranty. There will likely be additional requests for loan files in the future leading to repurchase claims. Such claims may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase claim will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase claim. In addition, amounts paid on repurchase claims from a monoline are paid to the securitization trust and may be used by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims, although in those circumstances, investors may be able to bring claims if contractual thresholds are met.

Whole Loan Sales and Private-label Securitizations Experience

The majority of the repurchase claims that the Corporation has received outside of the GSEs and monolines are from third-party whole-loan investors. In connection with these transactions, the Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Properly presented repurchase claims for these whole loans are reviewed on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with the Corporation’s denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach conclusion on an individual claim. Generally, a whole loan sale claimant is engaged in the repurchase process and the Corporation and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Through September 30, 2011, 16 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 48 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

In private-label securitizations certain presentation thresholds need to be met in order for any repurchase claim to be asserted by investors. In 2011, there has been an increase in repurchase claims from private-label securitization trustees that meet the required standards. During the three and nine months ended September 30, 2011, the Corporation has received $325 million and $711 million of such repurchase claims. In addition, there has been an increase in requests for loan files from private-label securitization trustees, and the Corporate believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees that have met the required standards. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the express provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

During the third quarter of 2010, the Corporation received claim demands totaling $1.7 billion from private-label securitization investors in the Covered Trusts. Non-GSE investors generally do not have the contractual right to demand repurchase of the loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims, as reflected in the table on page 201, does not mean that the Corporation believes these claims have satisfied the contractual thresholds required for the private-label securitization investors to direct the securitization trustee to take action or that these claims are otherwise procedurally or substantively valid. One of these claimants has filed litigation against the Corporation relating to certain of these demands; the claims in this litigation would be extinguished if there is final court approval of the BNY Mellon Settlement.

NOTE 10 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill balances by business segment at September 30, 2011 and December 31, 2010. The reporting units utilized for goodwill impairment tests are the operating segments or one level below.

(Dollars in millions)	September 30 2011	December 31 2010
Deposits	$17,875	$17,875
Card Services	10,014	11,889
Consumer Real Estate Services	—	2,796
Global Commercial Banking	20,668	20,656
Global Banking & Markets	10,673	10,671
Global Wealth & Investment Management	9,928	9,928
All Other	1,674	46
Total goodwill	$70,832	$73,861

During the three months ended September 30, 2011, the Corporation completed its annual goodwill impairment test as of June 30, 2011 for all applicable reporting units. Based on the results of step one of the annual goodwill impairment test, the Corporation determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

On August 15, 2011, the Corporation announced that it has agreed to sell its Canadian consumer card business and that it will exit its European consumer card businesses. In light of these actions, the results of its international consumer card businesses were moved to All Other. Included in the movement of assets was goodwill of approximately $1.9 billion that was allocated from the Card Services reporting unit to All Other. This was partially offset by a reduction in goodwill related to the sale of the Canadian consumer card business which is expected to close in the fourth quarter of 2011. The allocation of goodwill was based on the relative fair values of the respective businesses within Card Services and the international consumer card businesses.

As discussed in Note 1 – Summary of Significant Accounting Principles, the Corporation adopted new accounting guidance issued in September 2011 on testing goodwill for impairment for the goodwill impairment test for Card Services and the European consumer card businesses completed during the three months ended September 30, 2011. The Corporation assessed the qualitative factors surrounding the goodwill remaining in Card Services and the goodwill allocated to All Other for the European consumer card businesses and concluded that it was not more-likely-than-not that the fair values of the reporting units are less than the carrying values. As a result, step one of the goodwill impairment test was not considered necessary.

Intangible Assets

The table below presents the gross carrying amounts and accumulated amortization related to intangible assets at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$7,152	$4,515	$7,162	$4,085
Core deposit intangibles	5,394	4,331	5,394	4,094
Customer relationships	4,229	1,540	4,232	1,222
Affinity relationships	1,647	1,003	1,647	902
Other intangibles	3,085	1,354	3,087	1,296
Total intangible assets	$21,507	$12,743	$21,522	$11,599

None of the intangible assets were impaired at September 30, 2011 or December 31, 2010.

Amortization of intangibles expense was $377 million and $1.1 billion for the three and nine months ended September 30, 2011 compared to $426 million and $1.3 billion for the same periods in 2010. The Corporation estimates aggregate amortization expense will be approximately $360 million for the fourth quarter of 2011, and $1.3 billion, $1.1 billion, $950 million, $870 million and $770 million for 2012 through 2016, respectively.

NOTE 11 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet. For additional information on commitments and contingencies, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $25.8 billion and $23.3 billion at September 30, 2011 and December 31, 2010. At September 30, 2011, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $818 million, including deferred revenue of $28 million and a reserve for unfunded lending commitments of $790 million. At December 31, 2010, the comparable amounts were $1.2 billion, $29 million and $1.2 billion, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $27.7 billion and $27.3 billion at September 30, 2011 and December 31, 2010 that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $1.3 billion and $866 million on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 17 – Fair Value Option.

	September 30, 2011
(Dollars in millions)	Expire in 1 Year or Less	Expire after 1 Year through 3 Years	Expire after 3 Years through 5 Years	Expire after 5 Years	Total
Notional amount of credit extension commitments
Loan commitments	$114,559	$97,807	$95,965	$19,446	$327,777
Home equity lines of credit	1,615	6,348	20,303	40,324	68,590
Standby letters of credit and financial guarantees (1)	28,674	18,855	7,293	5,375	60,197
Letters of credit (2)	3,111	83	7	237	3,438
Legally binding commitments	147,959	123,093	123,568	65,382	460,002
Credit card lines (3)	482,090	—	—	—	482,090
Total credit extension commitments	$630,049	$123,093	$123,568	$65,382	$942,092

	December 31, 2010
Notional amount of credit extension commitments
Loan commitments	$152,926	$144,461	$43,465	$16,172	$357,024
Home equity lines of credit	1,722	4,290	18,207	55,886	80,105
Standby letters of credit and financial guarantees (1)	35,275	18,940	4,144	5,897	64,256
Letters of credit (2)	3,698	110	—	874	4,682
Legally binding commitments	193,621	167,801	65,816	78,829	506,067
Credit card lines (3)	497,068	—	—	—	497,068
Total credit extension commitments	$690,689	$167,801	$65,816	$78,829	$1,003,135

(1)
The notional amounts of SBLCs and financial guarantees classified as investment-grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $40.5 billion and $18.6 billion at September 30, 2011 and $41.1 billion and $22.4 billion at December 31, 2010. Amount includes consumer letters of credit of $724 million and other letters of credit of $362 million at September 30, 2011.

(2)	Amount includes $117 million and $849 million of consumer letters of credit and $3.3 billion and $3.8 billion of commercial letters of credit at September 30, 2011 and December 31, 2010.

(3)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments

At September 30, 2011 and December 31, 2010, the Corporation had unfunded equity investment commitments of approximately $977 million and $1.5 billion. In light of proposed Basel regulatory capital changes related to unfunded commitments, the Corporation has actively reduced these commitments in a series of transactions involving its private equity fund investments. In 2010, the Corporation completed the sale of its exposure to certain private equity funds. For more information on these transactions, see Note 5 – Securities to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

Other Commitments

At September 30, 2011 and December 31, 2010, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $3.4 billion and $2.6 billion, which upon settlement will be included in loans or LHFS.

At September 30, 2011 and December 31, 2010, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $84.3 billion and $39.4 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $52.6 billion and $33.5 billion. All of these commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $793 million, $3.0 billion, $2.5 billion, $1.9 billion and $1.5 billion for the remainder of 2011 and the years through 2015, respectively, and $7.2 billion in the aggregate for all years thereafter.

The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At September 30, 2011 and December 31, 2010, the minimum fee commitments over the remaining terms of these agreements totaled $1.9 billion and $2.1 billion.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2011 and December 31, 2010, the notional amount of these guarantees totaled $15.9 billion and $15.8 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.1 billion and $5.0 billion with estimated maturity dates between 2030 and 2040. As of September 30, 2011, the Corporation had not made a payment under these products. The possibility of surrender for a small percentage of the total notional amount of these guarantees exists. The fair value of the guarantees reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high-quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2011 and December 31, 2010, the notional amount of these guarantees totaled $30.7 billion and $33.8 billion with estimated maturity dates up to 2014 if the exit option is exercised on all deals. As of September 30, 2011, the Corporation had not made a payment under these products.

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

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor and the merchant defaults on its obligation to reimburse the cardholder. A cardholder, through its issuing bank, generally has until the later of up to six months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the merchant processor. The sponsored entities are primarily liable for any losses on covered transactions. However, if the sponsored entities fail to meet their obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and nine months ended September 30, 2011, the sponsored entities processed and settled $128.2 billion and $323.1 billion of sponsored transactions and recorded losses of $2 million and $8 million. For the three and nine months ended September 30, 2010, the sponsored entities processed and settled $84.0 billion and $245.9 billion of sponsored transactions and recorded losses of $5 million and $13 million. At September 30, 2011 and December 31, 2010, the Corporation held as collateral $242 million and $25 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2011 and December 31, 2010, the maximum potential exposure for sponsored transactions totaled approximately $204.0 billion and $139.5 billion. The Corporation does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and SPEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At September 30, 2011 and December 31, 2010, the total notional amount of these derivative contracts was approximately $4.5 billion and $4.3 billion with commercial banks and $1.8 billion and $1.7 billion with SPEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds at the preset future date. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2011 and December 31, 2010, the notional amount of these guarantees totaled $374 million and $666 million. These guarantees have various maturities ranging from two to five years. As of September 30, 2011 and December 31, 2010, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.6 billion and $3.4 billion at September 30, 2011 and December 31, 2010. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In addition, the Corporation has guaranteed the payment obligations of certain subsidiaries of Merrill Lynch on certain derivative transactions. The aggregate notional amount of such derivative liabilities was approximately $3.0 billion and $2.1 billion at September 30, 2011 and December 31, 2010. In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation sells payment protection insurance (PPI) through its international card services business to credit card customers and has previously sold this insurance to consumer loan customers. PPI covers a consumer’s loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints of misleading sales tactics across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) investigated and raised concerns about the way some companies have handled complaints relating to the sale of these insurance policies. In August 2010, the FSA issued a policy statement (the FSA Policy Statement) on the assessment and remediation of PPI claims that is applicable to the Corporation’s U.K. consumer businesses and is intended to address concerns among consumers and regulators regarding the handling of PPI complaints across the industry. The FSA Policy Statement sets standards for the sale of PPI that apply to current and prior sales, and in the event a company does not or did not comply with the standards, it is alleged that the insurance was incorrectly sold, giving the customer rights to remedies. The FSA Policy Statement also requires companies to review their sales practices and to proactively remediate non-complaining customers if evidence of a systematic breach of the newly articulated sales standards is discovered, which could include refunding premiums paid.

In October 2010, the British Bankers’ Association (BBA), on behalf of its members, including the Corporation, challenged the provisions of the FSA Policy Statement and its retroactive application to sales of PPI to U.K. consumers through a judicial review process against the FSA and the U.K. Financial Ombudsman Service. On April 20, 2011, the U.K. court issued a judgment upholding the FSA Policy Statement as promulgated and dismissing the BBA’s challenge. The BBA did not appeal the decision. Following the conclusion of the judicial review and the subsequent completion of the detailed root cause analysis as required by the FSA Policy Statement, the Corporation reassessed its reserve for PPI claims during 2011 and increased the total reserve to $769 million as of June 30, 2011 compared to $630 million at December 31, 2010. During the three months ended September 30, 2011, the reserve decreased by $152 million due to payment activity, bringing the total accrued liability balance to $617 million at September 30, 2011.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2011 and March 31, 2011 (collectively, the prior commitments and contingencies disclosures).

In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Corporation and its subsidiaries.

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

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense was $566 million and $3.8 billion for the three and nine months ended September 30, 2011 compared to $482 million and $1.2 billion for the same periods in 2010.

For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosures, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $3.6 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosures, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in the prior commitments and contingencies disclosures, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or cash flows for any particular reporting period.

Checking Account Overdraft Litigation

A modification to the settlement in Closson et al. v. Bank of America, et al., was approved by the court on August 31, 2011, and all Closson related appeals have been dismissed.

Countrywide Bond Insurance Litigation

Ambac

On September 8, 2011, plaintiffs filed an amended complaint, which asserts claims involving five additional securitizations of first- and second-lien mortgage loans and alleges fraudulent inducement, breach of contract as well as other claims that were set forth in the initial complaint. The amended complaint also reasserts a claim that the Corporation is jointly and severally liable as the successor to Countrywide. The amended complaint seeks unspecified actual and punitive damages and equitable relief.

MBIA

In MBIA Insurance Corporation v. Countrywide Home Loans, et al., plaintiff MBIA Insurance Corporation (MBIA) has moved for partial summary judgment, seeking rulings that: (i) MBIA does not have to show that Countrywide's alleged fraud and breaches of contract proximately caused MBIA's losses; and (ii) the term “materially and adversely affects” in the transaction documents does not limit the repurchase remedy to defaulted loans, or require MBIA to show that Countrywide's breaches of the representations and warranties caused the loans to default. On October 5, 2011, the court heard oral argument on MBIA's motion.

Syncora

In Syncora Guarantee Inc. v. Countrywide Home Loans, et al., plaintiff Syncora Guarantee Inc. (Syncora) has moved for partial summary judgment, seeking rulings that: (i) the term “materially and adversely affects” in the transaction documents does not limit the repurchase remedy to defaulted loans, or require Syncora to show that Countrywide's breaches of the representations and warranties caused the loans to default; and (ii) Syncora does not have to show that Countrywide's alleged fraud and breaches of contract proximately caused Syncora's losses. On October 5, 2011, the court heard oral argument on Syncora's motion.

In re Initial Public Offering Securities Litigation

On August 25, 2011, the district court, on remand from the U.S. Court of Appeals for the Second Circuit, dismissed the objection by the last remaining putative class member. On September 23, 2011, the objector filed a notice of appeal challenging the district court's dismissal of the objection to the settlement.

Lehman Brothers Holdings, Inc. Litigation

On September 23, 2011, the majority of the underwriter defendants, including Banc of America Securities, LLC (BAS), Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S) and approximately 40 others, reached an agreement in principle with the lead plaintiffs to settle the securities class action as to the settling underwriters. The settlement is subject to court approval. BAS's and MLPF&S's portion of the settlement is not material to the Corporation's results of operations or financial condition.

Lehman Setoff Litigation

On September 28, 2011, BANA entered into a settlement agreement (the Lehman Settlement Agreement) with Lehman Brothers Holdings, Inc. (LBHI), Lehman Brothers Special Financing Inc. and other Lehman affiliates to settle, among other things, the bankruptcy adversary proceeding Bank of America, N.A. v. Lehman Brothers Holdings Inc. and Lehman Brothers Special Financing Inc. The Lehman Settlement Agreement resolves the adversary proceeding, provides for the exchange of mutual releases as to all issues that were or could have been raised in the adversary proceeding, and provides for payment by BANA to Lehman entities of approximately $356 million of the $502 million principal amount that was the subject of the bankruptcy court's December 2010 turnover order (together with a negotiated amount of prejudgment interest). The Lehman Settlement Agreement also allows BANA to retain the balance of the funds to be applied to allowed claims against LBHI under its guarantee of BANA derivative claims.

In addition, on September 28, 2011, certain Merrill Lynch affiliates entered into a settlement agreement with Lehman entities that would among other things allow Merrill Lynch derivatives and related guaranty claims against Lehman entities in the amount of $1.1 billion. The Merrill Lynch settlement agreement is subject to certain conditions. On October 19, 2011, the bankruptcy court approved the Lehman Settlement Agreement and the Merrill Lynch settlement agreements.

Merrill Lynch Acquisition-related Matters

ERISA Actions

On July 19, 2011, the parties to the appeal stipulated to its continued dismissal with the agreement that the ERISA plaintiffs can reinstate their appeal at any time until January 27, 2012.

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

These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trust's title to the mortgage loans comprising the pool for that securitization (collectively, MBS Claims). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities (including the National Credit Union Administration) have threatened legal actions against the Corporation and its affiliates concerning MBS offerings.

On August 15, 2011, the Judicial Panel on Multi-District Litigation ordered multiple federal court cases involving Countrywide MBS, including, among others, the Allstate, Dexia and Western & Southern matters, consolidated for pretrial purposes in the U.S. District Court for the Central District of California, in a multi-district litigation entitled In re Countrywide Financial Corp. Mortgage-Backed Securities Litigation (the Countrywide RMBS MDL).

AIG Litigation

On August 8, 2011, American International Group, Inc. and certain of its affiliates (collectively, AIG) filed a complaint in the Supreme Court of the State of New York, New York County, in a case entitled American International Group, Inc. et al. v. Bank of America Corporation et al. AIG has named a number of Corporation affiliates, subsidiaries and entities as defendants, including the Corporation, Merrill Lynch and Countrywide Home Loans, Inc. (CHL). AIG's complaint asserts certain MBS Claims under federal securities and common law pertaining to 349 MBS offerings in which it alleges that it purchased securities between 2005 and 2007. AIG seeks rescission of its purchases or a rescissory measure of damages or, in the alternative, compensatory damages of not less than $10 billion; punitive damages; and other unspecified relief. Defendants removed the case to the U.S. District Court for the Southern District of New York which has denied AIG's motion to remand the case to state court.

Allstate Litigation

On June 14, 2011, the case was transferred to the U.S. District Court for the Central District of California and was subsequently included as part of the Countrywide RMBS MDL. On October 21, 2011, the court issued an order granting, with prejudice, defendants' motions to dismiss all of plaintiffs' claims  under the federal securities laws as well as the common law fraud, aiding and abetting fraud, and negligent misrepresentation claims with respect to all but one of the purchases prior to December 27, 2005. The court also dismissed, without prejudice, plaintiffs' claims for successor liability against the Corporation, and the remaining claims for negligent misrepresentation and aiding and abetting fraud, and granted plaintiffs leave to amend the complaint.

Cambridge Place Investment Management Litigation

Both Cambridge Place Investment Management matters were remanded to the Massachusetts Superior Court for Suffolk County.

Charles Schwab Litigation

The Charles Schwab matter was remanded to the Superior Court of California for the County of San Francisco. On October 13, 2011, plaintiffs dismissed the federal claims with prejudice.

Federal Housing Finance Agency Litigation

On September 2, 2011, the Federal Housing Finance Agency (FHFA), as conservator for FNMA and FHLMC, filed complaints against the Corporation, Countrywide, Merrill Lynch and other related entities, and certain current and former officers and directors of these entities in three separate actions. The actions are entitled Federal Housing Finance Agency v. Bank of America Corporation, et al., filed in the U.S. District Court for the Southern District of New York; Federal Housing Finance Agency v. Countrywide Financial Corporation, et al., filed in New York Supreme Court, New York County; and Federal Housing Finance Agency v. Merrill Lynch & Co., Inc., et al., filed in the U.S. District Court for the Southern District of New York.

The complaints assert certain MBS Claims relating to MBS issued and/or underwritten by the Corporation, Countrywide and Merrill Lynch-related entities between 2005 and 2008 and purchased by either FNMA or FHLMC in their investment portfolio. The complaints assert claims under both federal and state securities laws and common law. The FHFA seeks, among other relief, rescission of the consideration FNMA and FHLMC paid for the securities or alternatively damages allegedly incurred by FNMA and FHLMC. The FHFA also seeks recovery of punitive damages in the Countrywide action and the Merrill Lynch action.

On September 30, 2011, Countrywide removed the Countrywide action to the U.S District Court for the Southern District of New York.

Federal Home Loan Bank Litigation

Both Federal Home Loan Bank of Chicago matters have been remanded to the Circuit Court of Cook County, Illinois and the Superior Court of California for the County of Los Angeles, respectively.

In the Federal Home Loan Bank of Chicago action, pending in California, the plaintiff filed an amended complaint on September 15, 2011, adding the Corporation and MLPF&S as defendants and asserting new claims against BAS and Countrywide entities. The amended complaint includes successor liability claims against the Corporation as successor to Countrywide.

In the Federal Home Loan Bank of San Francisco matters, plaintiffs dismissed the federal claims with prejudice on August 11, 2011. On September 8, 2011, the court denied the defendant's motions to dismiss the state law claims in these actions.

On August 15, 2011, the court denied the defendants' remaining motions to dismiss in the Federal Home Loan Bank of Seattle actions.

Luther Litigation and Related Actions

On September 14, 2011, in the Luther matter, the California Supreme Court denied Countrywide's petition for further review of the Court of Appeal's order reversing the Superior Court's dismissal on jurisdictional grounds. The case is now pending in Los Angeles Superior Court.

On October 12, 2011, in the Maine State Retirement System matter, the court certified a class consisting of eight subclasses, one for each of the eight MBS tranches at issue.

MassMutual Litigation

On September 1, 2011, Massachusetts Mutual Life Insurance Company (MassMutual) filed a complaint in the U.S. District Court for the District of Massachusetts entitled Massachusetts Mutual Life Ins. Co. v. Countrywide Financial Corp., et al., naming, among others, the Corporation, MLPF&S, Countrywide and Countrywide Securities Corporation (CSC). The complaint asserts certain MBS Claims pertaining to MBS allegedly purchased by MassMutual. The complaint asserts claims under the Massachusetts Uniform Securities Act, as well as claims against the Corporation as the alleged successor-in-interest to the liabilities of Countrywide and Merrill Lynch and seeks damages and/or statutory recovery upon tender.

Merrill Lynch MBS Litigation

On October 20, 2011, the parties reached an agreement in principle to settle the action. The settlement is subject to court approval.

Sealink Litigation

On September 29, 2011, Sealink Funding Limited filed a complaint against the Corporation, Countrywide, CHL, CWALT, Inc., CWABS, Inc., CWHEQ, Inc., CSC, BAC HLS, NB Holdings Corp. (NB Holdings) and certain former officers of Countrywide. The action is entitled Sealink Funding Limited v. Countrywide Financial Corp., and was filed in New York Supreme Court, New York County. The complaint asserts certain MBS Claims relating to securities issued and/or underwritten by Countrywide entities between 2005 and 2007. The complaint asserts claims under common law and asserts successor liability as to the Corporation and its affiliates. Sealink seeks among other relief rescission of the consideration Sealink allegedly paid for the securities or alternatively damages allegedly incurred by Sealink, as well as punitive damages. On October 6, 2011, defendants removed the action to the U.S District Court for the Southern District of New York.

Stichting Pensioenfonds ABP (Merrill Lynch) Litigation

On August 19, 2010, Stichting Pensioenfonds ABP (ABP) filed a complaint against Merrill Lynch, Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors (MLMI), MLPF&S, First Franklin Financial Corporation, and certain current and former directors of MLMI, as well as certain other defendants, in the Supreme Court of New York, New York County, entitled Stichting Pensioenfonds v. Merrill Lynch & Co., Inc., et al. The action was removed to the U.S. District Court for the Southern District of New York. ABP's original complaint asserted certain MBS Claims relating to 13 offerings of Merrill Lynch-related MBS. On October 12, 2011, ABP filed an amended complaint regarding the same offerings and adding additional federal securities law and state law claims. ABP seeks unspecified compensatory damages, interest and legal fees, or alternatively rescission.

Repurchase Litigation

The Corporation and the defendant sellers have filed a joint motion to dismiss the amended complaint in Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al. The amended complaint alleges, among other things, that the defendant sellers breached representations and warranties regarding residential mortgage loans sold into two securitization trusts, seeks a court order requiring the sellers to repurchase the mortgage loans at issue, or alternatively, damages for breach of contract, and alleges that the Corporation is a successor in liability to CHL. On August 2, 2011, plaintiffs filed a separate action entitled Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al., in the Supreme Court of the State of New York, New York County, against the Corporation and the other defendant sellers, and The Bank of New York Mellon, acting in its capacity as trustee. This action makes allegations similar to those in the prior Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al. lawsuit with respect to an additional securitization trust.

U.S. Bank Litigation

On August 29, 2011, U.S. Bank, N.A. (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10, a mortgage pool backed by loans originated by CHL, filed a complaint in the Supreme Court of the State of New York, New York County against the Corporation, Countrywide, BANA and NB Holdings, in a case entitled U.S. Bank National Association, as Trustee for HarborView Mortgage Loan Trust, Series 2005-10 v. Countrywide Home Loans, Inc., et al. U.S. Bank seeks a declaration that, as a result of alleged misrepresentations by CHL in connection with its sale of loans to the trust, defendants must repurchase loans. U.S. Bank further asserts that defendants are liable for breach of contract for the alleged failure to repurchase a subset of those loans. On September 6, 2011, defendants removed the case to the U.S. District Court for the Southern District of New York.

Ocala Litigation

On August 30, 2011, in the BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank AG v. Bank of America, N.A. actions, the court issued an order granting BANA's motions to dismiss the complaints, but granted plaintiffs leave to amend those complaints.

NOTE 12 – Shareholders’ Equity

Common Stock

In August 2011, May 2011 and January 2011, the Board of Directors (the Board) declared the third quarter, second quarter and first quarter cash dividends of $0.01 per common share which were paid on September 23, 2011, June 24, 2011 and March 25, 2011 to common shareholders of record on September 2, 2011, June 3, 2011 and March 4, 2011, respectively.

There is no existing Board authorized share repurchase program. In connection with employee stock plans, the Corporation issued approximately 49 million shares and repurchased approximately 28 million shares to satisfy tax withholding obligations during the nine months ended September 30, 2011. At September 30, 2011, the Corporation had reserved 2.2 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock. On September 1, 2011, the Corporation issued to Berkshire Hathaway Inc. (Berkshire) a warrant to purchase 700 million shares of the Corporation's common stock (the Warrant). The Warrant is exercisable at the holder's option at any time, in whole or in part until September 1, 2021, at an exercise price of $7.142857 per share of the common stock which may be settled in cash or by exchanging all or a portion of the 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock). For additional information on the Berkshire transaction, see Preferred Stock below.

During the nine months ended September 30, 2011, the Corporation issued approximately 197 million RSUs to certain employees under the Key Associate Stock Plan and the Merrill Lynch Employee Stock Compensation Plan. The majority of these awards generally vest in three equal annual installments beginning one year from the grant date. Certain awards are earned based on the achievement of specified performance criteria. Vested RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. In 2011, approximately 130 million of these RSUs were authorized to be settled in shares of common stock. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation's common stock. The compensation cost for the remaining awards is fixed and based on the share price of the Corporation's common stock on the date of grant, or the date upon which settlement in common stock has been authorized. The Corporation hedges a portion of its exposure to variability in the expected cash flows for certain unvested awards using a combination of economic and cash flow hedges as described in Note 4 – Derivatives.

Preferred Stock

During the first, second and third quarters of 2011, the aggregate dividends declared on preferred stock were $310 million, $301 million and $343 million, respectively, or a total of $954 million for the nine months ended September 30, 2011.

On September 1, 2011, the Corporation closed the sale to Berkshire of 50,000 shares of the Series T Preferred Stock and the Warrant for an aggregate purchase price of $5.0 billion in cash. Of the $5.0 billion in cash proceeds, $2.9 billion was allocated to preferred stock and $2.1 billion to the Warrant on a relative fair value basis. The discount on the Series T Preferred Stock is not subject to accretion. The portion of the proceeds allocated to the Warrant was recorded as additional paid-in capital.

The Series T Preferred Stock has a liquidation value of $100,000 per share and dividends on the Series T Preferred Stock accrue on the liquidation value at a rate per annum of six percent but will be paid only when, as and if declared by the Board out of legally available funds. Subject to the approval of the Board of Governors of the Federal Reserve System, the Series T Preferred Stock may be redeemed by the Corporation at any time at a redemption price of $105,000 per share plus any accrued, unpaid dividends. The Series T Preferred Stock has no maturity date and ranks senior to the outstanding common stock (and pari passu with the Corporation's other outstanding series of preferred stock) with respect to the payment of dividends and distributions in liquidation. At any time when dividends on the Series T Preferred Stock have not been paid in full, the unpaid amounts will accrue dividends at a rate per annum of eight percent and the Corporation will not be permitted to pay dividends or other distributions on, or to repurchase, any outstanding common stock or any of the Corporation's outstanding preferred stock of any series. Following payment in full of accrued but unpaid dividends on the Series T Preferred Stock, the dividend rate remains at eight percent per annum.

NOTE 13 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI for the nine months ended September 30, 2011 and 2010, net-of-tax.

(Dollars in millions)	Available-for- sale Debt Securities	Available-for- sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)
Cumulative adjustment for accounting changes	113	—	—	—	—	113
Net change in fair value recorded in accumulated OCI	3,308	4,910	(1,765)	—	(20)	6,433
Net realized (gains) losses reclassified into earnings	(506)	(857)	326	188	258	(591)
Balance, September 30, 2010	$2,287	$6,182	$(3,974)	$(3,904)	$(255)	$336

Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)
Net change in fair value recorded in accumulated OCI	4,809	(2,681)	(1,682)	—	20	466
Net realized (gains) losses reclassified into earnings	(1,238)	(2,294)	852	204	5	(2,471)
Balance, September 30, 2011	$4,285	$1,684	$(4,066)	$(3,743)	$(231)	$(2,071)

(1)	Net change in fair value represents only the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.

NOTE 14 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2011 and 2010 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K for additional information on the calculation of EPS.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2011	2010	2011	2010
Earnings (loss) per common share
Net income (loss)	$6,232	$(7,299)	$(545)	$(994)
Preferred stock dividends	(343)	(348)	(954)	(1,036)
Net income (loss) applicable to common shareholders	$5,889	$(7,647)	$(1,499)	$(2,030)
Dividends and undistributed earnings allocated to participating securities	(30)	(1)	(1)	(3)
Net income (loss) allocated to common shareholders	$5,859	$(7,648)	$(1,500)	$(2,033)
Average common shares issued and outstanding	10,116,284	9,976,351	10,095,859	9,706,951
Earnings (loss) per common share	$0.58	$(0.77)	$(0.15)	$(0.21)

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$5,922	$(7,647)	$(1,499)	$(2,030)
Dividends and undistributed earnings allocated to participating securities	(29)	(1)	(1)	(3)
Net income (loss) allocated to common shareholders	$5,893	$(7,648)	$(1,500)	$(2,033)
Average common shares issued and outstanding	10,116,284	9,976,351	10,095,859	9,706,951
Dilutive potential common shares (1)	348,111	—	—	—
Total diluted average common shares issued and outstanding	10,464,395	9,976,351	10,095,859	9,706,951
Diluted earnings (loss) per common share	$0.56	$(0.77)	$(0.15)	$(0.21)

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.

Due to the net loss for the nine months ended September 30, 2011, no dilutive potential common shares were included in the calculation of diluted EPS because they would have been antidilutive.

For the three and nine months ended September 30, 2011, average options to purchase 213 million and 219 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 265 million and 273 million for the same periods in 2010. For the three and nine months ended September 30, 2011 and 2010, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For both the three and nine months ended September 30, 2011, 67 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L (Series L Preferred Stock) were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For both the three and nine months ended September 30, 2010, 117 million average dilutive potential common shares associated with the Series L Preferred Stock and the Merrill Lynch & Co., Inc. Mandatory Convertible Preferred Stock Series 2 and Series 3 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For the three months ended September 30, 2011, 228 million average dilutive potential common shares associated with the Series T Preferred Stock were included in the computation of diluted EPS. For the nine months ended September 30, 2011, 77 million average dilutive potential common shares associated with the Series T Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For purposes of computing basic EPS, Common Equivalent Securities were considered to be participating securities prior to February 24, 2010.

NOTE 15 – Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. Additional information on these plans is presented in Note 19 – Employee Benefit Plans to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations related to the plans of Merrill Lynch. These plans include a terminated U.S. pension plan, non-U.S. pension plans, nonqualified pension plans and postretirement plans. The non-U.S. pension plans vary based on the country and local practices. In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contributions under this agreement in the nine months ended September 30, 2011 and 2010. Contributions may be required in the future under this agreement.

Net periodic benefit cost of the Corporation’s plans for the three and nine months ended September 30, 2011 and 2010 included the following components.

	Three Months Ended September 30, 2011
(Dollars in millions)	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans (1)	Postretirement Health and Life Plans
Components of net periodic benefit cost
Service cost	$105	$12	$1	$4
Interest cost	187	27	39	20
Expected return on plan assets	(323)	(31)	(36)	(3)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credits)	5	—	(2)	1
Amortization of net actuarial loss (gain)	96	—	4	(4)
Net periodic benefit cost	$70	$8	$6	$26

	Nine Months Ended September 30, 2011
Components of net periodic benefit cost
Service cost	$317	$33	$2	$11
Interest cost	560	75	115	60
Expected return on plan assets	(972)	(87)	(106)	(7)
Amortization of transition obligation	—	—	—	24
Amortization of prior service cost (credits)	15	—	(6)	3
Amortization of net actuarial loss (gain)	290	—	12	(13)
Recognized termination and settlement benefit cost	—	—	3	—
Net periodic benefit cost	$210	$21	$20	$78

	Three Months Ended September 30, 2010
Components of net periodic benefit cost
Service cost	$99	$7	$1	$4
Interest cost	187	21	41	23
Expected return on plan assets	(316)	(23)	(34)	(2)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credits)	7	—	(2)	2
Amortization of net actuarial loss (gain)	91	—	2	(13)
Recognized termination and settlement benefit cost	—	—	1	—
Net periodic benefit cost	$68	$5	$9	$22

	Nine Months Ended September 30, 2010
Components of net periodic benefit cost
Service cost	$298	$21	$3	$11
Interest cost	561	61	126	68
Expected return on plan assets	(947)	(68)	(104)	(7)
Amortization of transition obligation	—	—	—	24
Amortization of prior service cost (credits)	21	—	(6)	5
Amortization of net actuarial loss (gain)	272	—	5	(38)
Recognized termination and settlement benefit cost	—	—	15	—
Net periodic benefit cost	$205	$14	$39	$63

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan.

In 2011, the Corporation expects to contribute approximately $101 million to its non-U.S. pension plans, $103 million to its nonqualified and other pension plans and $121 million to its postretirement health and life plans. For the nine months ended September 30, 2011, the Corporation contributed $91 million, $85 million and $91 million, respectively, to these plans. The Corporation does not expect to be required to contribute to its qualified pension plans during 2011.

NOTE 16 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles and Note 22 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. The Corporation accounts for certain corporate loans and loan commitments, LHFS, structured reverse repurchase agreements, long-term deposits and long-term debt under the fair value option. For more information, see Note 17 – Fair Value Option.

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at September 30, 2011 and December 31, 2010, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2011
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$92,441	$—	$—	$92,441
Trading account assets:
U.S. government and agency securities	30,354	21,371	—	—	51,725
Corporate securities, trading loans and other	1,345	36,645	7,492	—	45,482
Equity securities	16,227	6,815	597	—	23,639
Non-U.S. sovereign debt	33,531	9,206	375	—	43,112
Mortgage trading loans and ABS	—	8,669	3,771	—	12,440
Total trading account assets	81,457	82,706	12,235	—	176,398
Derivative assets (3)	4,978	2,151,021	16,047	(2,093,002)	79,044
AFS debt securities:
U.S. Treasury securities and agency securities	56,600	3,431	—	—	60,031
Mortgage-backed securities:
Agency	—	160,066	13	—	160,079
Agency-collateralized mortgage obligations	—	53,183	55	—	53,238
Non-agency residential	—	16,514	1,080	—	17,594
Non-agency commercial	—	6,564	35	—	6,599
Non-U.S. securities	1,938	3,025	—	—	4,963
Corporate/Agency bonds	—	3,752	364	—	4,116
Other taxable securities	20	3,106	9,342	—	12,468
Tax-exempt securities	—	2,306	2,873	—	5,179
Total AFS debt securities	58,558	251,947	13,762	—	324,267
Loans and leases	—	5,924	5,300	—	11,224
Mortgage servicing rights	—	—	7,880	—	7,880
Loans held-for-sale	—	7,553	3,630	—	11,183
Other assets	22,804	9,824	5,750	—	38,378
Total assets	$167,797	$2,601,416	$64,604	$(2,093,002)	$740,815
Liabilities
Interest-bearing deposits in U.S. offices	$—	$3,268	$—	$—	$3,268
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	36,943	—	—	36,943
Trading account liabilities:
U.S. government and agency securities	18,867	2,506	—	—	21,373
Equity securities	16,366	2,248	—	—	18,614
Non-U.S. sovereign debt	17,126	641	—	—	17,767
Corporate securities and other	675	9,527	70	—	10,272
Total trading account liabilities	53,034	14,922	70	—	68,026
Derivative liabilities (3)	4,951	2,129,395	9,755	(2,084,797)	59,304
Commercial paper and other short-term borrowings	—	5,527	667	—	6,194
Accrued expenses and other liabilities	13,485	2,020	13	—	15,518
Long-term debt	—	45,578	2,657	—	48,235
Total liabilities	$71,470	$2,237,653	$13,162	$(2,084,797)	$237,488

(1)	Gross transfers between Level 1 and Level 2 were not significant during the nine months ended September 30, 2011.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

	December 31, 2010
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$78,599	$—	$—	$78,599
Trading account assets:
U.S. government and agency securities (3)	28,237	32,574	—	—	60,811
Corporate securities, trading loans and other	732	40,869	7,751	—	49,352
Equity securities	23,249	8,257	623	—	32,129
Non-U.S. sovereign debt	24,934	8,346	243	—	33,523
Mortgage trading loans and ABS	—	11,948	6,908	—	18,856
Total trading account assets	77,152	101,994	15,525	—	194,671
Derivative assets (4)	2,627	1,516,244	18,773	(1,464,644)	73,000
AFS debt securities:
U.S. Treasury securities and agency securities	46,003	3,102	—	—	49,105
Mortgage-backed securities:
Agency	—	191,213	4	—	191,217
Agency-collateralized mortgage obligations	—	37,017	—	—	37,017
Non-agency residential	—	21,649	1,468	—	23,117
Non-agency commercial	—	6,833	19	—	6,852
Non-U.S. securities	1,440	2,696	3	—	4,139
Corporate/Agency bonds	—	5,154	137	—	5,291
Other taxable securities	20	2,354	13,018	—	15,392
Tax-exempt securities	—	4,273	1,224	—	5,497
Total AFS debt securities	47,463	274,291	15,873	—	337,627
Loans and leases	—	—	3,321	—	3,321
Mortgage servicing rights	—	—	14,900	—	14,900
Loans held-for-sale	—	21,802	4,140	—	25,942
Other assets	32,624	31,051	6,856	—	70,531
Total assets	$159,866	$2,023,981	$79,388	$(1,464,644)	$798,591
Liabilities
Interest-bearing deposits in U.S. offices	$—	$2,732	$—	$—	$2,732
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	37,424	—	—	37,424
Trading account liabilities:
U.S. government and agency securities	23,357	5,983	—	—	29,340
Equity securities	14,568	914	—	—	15,482
Non-U.S. sovereign debt	14,748	1,065	—	—	15,813
Corporate securities and other	224	11,119	7	—	11,350
Total trading account liabilities	52,897	19,081	7	—	71,985
Derivative liabilities (4)	1,799	1,492,963	11,028	(1,449,876)	55,914
Commercial paper and other short-term borrowings	—	6,472	706	—	7,178
Accrued expenses and other liabilities	31,470	931	828	—	33,229
Long-term debt	—	47,998	2,986	—	50,984
Total liabilities	$86,166	$1,607,601	$15,555	$(1,449,876)	$259,446

(1)	Gross transfers between Level 1 and Level 2 were approximately $1.3 billion during the year ended December 31, 2010.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	Certain prior period amounts have been reclassified to conform to current period presentation.

(4)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2011 and 2010, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements
	Three Months Ended September 30, 2011
				Gross (1)
(Dollars in millions)	Balance July 1 2011 (1)	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3 (1)	Gross Transfers out of Level 3 (1)	Balance September 30 2011 (1)
Trading account assets:
Corporate securities, trading loans and other	$7,452	$(219)	$—	$1,084	$(757)	$—	$(561)	$635	$(142)	$7,492
Equity securities	608	(8)	—	103	(92)	—	(25)	11	—	597
Non-U.S. sovereign debt	391	(17)	—	3	(3)	—	—	1	—	375
Mortgage trading loans and ABS	5,519	(112)	—	97	(1,378)	—	(80)	18	(293)	3,771
Total trading account assets	13,970	(356)	—	1,287	(2,230)	—	(666)	665	(435)	12,235
Net derivative assets (2)	5,418	3,211	—	154	(200)	—	(2,950)	285	374	6,292
AFS debt securities:
Mortgage-backed securities:
Agency	—	—	—	13	—	—	—	—	—	13
Agency-collateralized mortgage obligations	55	—	—	—	—	—	—	—	—	55
Non-agency residential	1,094	(41)	52	9	(3)	—	(32)	1	—	1,080
Non-agency commercial	18	—	—	17	—	—	—	—	—	35
Non-U.S. securities	88	—	—	—	—	—	—	—	(88)	—
Corporate/Agency bonds	224	(4)	(1)	162	(9)	—	—	—	(8)	364
Other taxable securities	10,374	(25)	(42)	2,068	(2,187)	—	(846)	—	—	9,342
Tax-exempt securities	1,609	8	(9)	2,179	(7)	—	(234)	—	(673)	2,873
Total AFS debt securities	13,462	(62)	—	4,448	(2,206)	—	(1,112)	1	(769)	13,762
Loans and leases (3, 4)	9,597	(209)	—	—	—	451	(194)	—	(4,345)	5,300
Mortgage servicing rights (4)	12,372	(3,860)	—	—	(218)	251	(665)	—	—	7,880
Loans held-for-sale (3)	4,012	(142)	—	15	(200)	—	(112)	61	(4)	3,630
Other assets (5)	4,549	54	—	1,703	(290)	—	(266)	—	—	5,750
Trading account liabilities – Corporate securities and other	(63)	2	—	18	(3)	—	—	(24)	—	(70)
Commercial paper and other short-term borrowings (3)	(744)	58	—	—	—	—	19	—	—	(667)
Accrued expenses and other liabilities (3)	(777)	—	—	—	—	—	3	—	761	(13)
Long-term debt (3)	(3,324)	388	—	125	(17)	(218)	366	(679)	702	(2,657)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at September 30, 2011 include derivative assets of $16.0 billion and derivative liabilities of $9.8 billion.

(3)	Amounts represent items that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.

During the three months ended September 30, 2011, the transfers into Level 3 included $665 million of trading account assets and $679 million of long-term debt. Transfers into Level 3 for trading account assets were driven by decreased price observability for certain corporate loans and bonds. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain structured liabilities.

During the three months ended September 30, 2011, the transfers out of Level 3 included $769 million of AFS debt securities, $4.3 billion of loans and leases, $761 million of accrued expenses and other liabilities and $702 million of long-term debt. Transfers out of Level 3 for AFS debt securities were driven by increased use of observable inputs in pricing certain municipal securities. Transfers out of Level 3 for loans and leases and accrued expenses and other liabilities were driven by increased observable inputs, primarily liquid comparables, for certain corporate loans and unfunded loan commitments (included in other liabilities) accounted for under the fair value option. Transfers out of Level 3 for long-term debt were due to increased price observability for inputs used in the pricing of certain structured liabilities.

Level 3 – Fair Value Measurements
	Three Months Ended September 30, 2010
(Dollars in millions)	Balance July 1 2010 (1)	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases, Sales, Issuances and Settlements	Gross Transfers into Level 3 (1)	Gross Transfers out of Level 3 (1)	Balance September 30 2010 (1)
Trading account assets:
Corporate securities, trading loans and other	$9,873	$257	$—	$(802)	$252	$(843)	$8,737
Equity securities	726	(17)	—	18	—	(10)	717
Non-U.S. sovereign debt	952	23	—	(75)	11	(653)	258
Mortgage trading loans and ABS	7,508	183	—	175	7	(30)	7,843
Total trading account assets	19,059	446	—	(684)	270	(1,536)	17,555
Net derivative assets (2)	9,402	2,684	—	(2,246)	307	(603)	9,544
AFS debt securities:
Non-agency MBS:
Residential	1,976	(86)	108	(567)	111	—	1,542
Commercial	50	—	(3)	18	—	—	65
Non-U.S. securities	233	(2)	14	(222)	—	—	23
Corporate/Agency bonds	304	—	11	(43)	—	—	272
Other taxable securities	13,900	2	92	(258)	—	—	13,736
Tax-exempt securities	1,237	—	—	(7)	—	—	1,230
Total AFS debt securities	17,700	(86)	222	(1,079)	111	—	16,868
Loans and leases (3)	3,898	86	—	(300)	—	—	3,684
Mortgage servicing rights	14,745	(2,315)	—	(179)	—	—	12,251
Loans held-for-sale (3)	5,981	386	—	(397)	118	(67)	6,021
Other assets (4)	7,702	(201)	—	(235)	—	—	7,266
Trading account liabilities:
Non-U.S. sovereign debt	(7)	—	—	7	—	—	—
Corporate securities and other	(73)	—	—	(11)	—	46	(38)
Total trading account liabilities	(80)	—	—	(4)	—	46	(38)
Commercial paper and other short-term borrowings (3)	(700)	(35)	—	23	—	—	(712)
Accrued expenses and other liabilities (3)	(918)	116	—	—	—	—	(802)
Long-term debt (3)	(4,090)	(190)	—	174	(477)	475	(4,108)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at September 30, 2010 include derivative assets of $20.4 billion and derivative liabilities of $10.9 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

During the three months ended September 30, 2010, there were no significant transfers into Level 3.

During the three months ended September 30, 2010, the transfers out of Level 3 included $1.5 billion of trading account assets driven by increased price verification of corporate debt securities and non-U.S. government and agency securities.

Level 3 – Fair Value Measurements
	Nine Months Ended September 30, 2011
					Gross (1)
(Dollars in millions)	Balance January 1 2011 (1)	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3 (1)	Gross Transfers out of Level 3 (1)	Balance September 30 2011 (1)
Trading account assets:
Corporate securities, trading loans and other	$7,751	$—	$456	$—	$4,664	$(5,294)	$—	$(1,080)	$1,450	$(455)	$7,492
Equity securities	557	—	57	—	278	(284)	—	(140)	131	(2)	597
Non-U.S. sovereign debt	243	—	68	—	125	(18)	—	(3)	4	(44)	375
Mortgage trading loans and ABS	6,908	—	530	—	1,929	(4,624)	—	(308)	19	(683)	3,771
Total trading account assets	15,459	—	1,111	—	6,996	(10,220)	—	(1,531)	1,604	(1,184)	12,235
Net derivative assets (2)	7,745	—	5,456	—	1,040	(1,460)	—	(7,010)	625	(104)	6,292
AFS debt securities:
Mortgage-backed securities:
Agency	4	—	—	—	13	—	—	—	—	(4)	13
Agency-collateralized mortgage obligations	—	—	—	—	56	—	—	(1)	—	—	55
Non-agency residential	1,468	—	(86)	24	11	(293)	—	(321)	277	—	1,080
Non-agency commercial	19	—	—	—	17	—	—	(1)	—	—	35
Non-U.S. securities	3	—	—	—	—	—	—	—	88	(91)	—
Corporate/Agency bonds	137	—	(2)	(2)	248	(16)	—	—	7	(8)	364
Other taxable securities	13,018	—	27	20	3,518	(2,240)	—	(5,001)	2	(2)	9,342
Tax-exempt securities	1,224	—	14	(42)	2,862	(79)	—	(471)	38	(673)	2,873
Total AFS debt securities	15,873	—	(47)	—	6,725	(2,628)	—	(5,795)	412	(778)	13,762
Loans and leases (3, 4)	3,321	5,194	—	—	21	(376)	3,118	(1,638)	5	(4,345)	5,300
Mortgage servicing rights (4)	14,900	—	(6,060)	—	—	(452)	1,502	(2,010)	—	—	7,880
Loans held-for-sale (3)	4,140	—	43	—	138	(443)	—	(704)	502	(46)	3,630
Other assets (5)	6,922	—	356	—	1,875	(1,486)	—	(659)	375	(1,633)	5,750
Trading account liabilities – Corporate securities and other	(7)	—	2	—	94	(135)	—	—	(24)	—	(70)
Commercial paper and other short-term borrowings (3)	(706)	—	(24)	—	—	—	—	63	—	—	(667)
Accrued expenses and other liabilities (3)	(828)	—	64	—	—	(4)	(9)	3	—	761	(13)
Long-term debt (3)	(2,986)	—	245	—	340	(72)	(467)	754	(1,709)	1,238	(2,657)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at September 30, 2011 include derivative assets of $16.0 billion and derivative liabilities of $9.8 billion.

(3)	Amounts represent items that are accounted for under the fair value option.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.

During the nine months ended September 30, 2011, the transfers into Level 3 included $1.6 billion of trading account assets and $1.7 billion of long-term debt accounted for under the fair value option. Transfers into Level 3 for trading account assets were primarily certain CLOs, corporate loans and bonds that were transferred into Level 3 due to a lack of price transparency. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain structured liabilities.

During the nine months ended September 30, 2011, the transfers out of Level 3 included $1.2 billion of trading account assets, $4.3 billion of loans and leases, $1.6 billion of other assets and $1.2 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS, commercial mortgage-backed securities and consumer ABS portfolios. Transfers out of Level 3 for loans and leases were driven by increased observable inputs, primarily liquid comparables, for certain corporate loans accounted for under the fair value option. Transfers out of Level 3 for other assets were the result of an initial public offering of an equity investment. Transfers out of Level 3 for long-term debt were due to increased price observability for inputs used in the pricing of certain structured liabilities.

Level 3 – Fair Value Measurements
	Nine Months Ended September 30, 2010
(Dollars in millions)	Balance January 1 2010 (1)	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases, Sales, Issuances and Settlements	Gross Transfers into Level 3 (1)	Gross Transfers out of Level 3 (1)	Balance September 30 2010 (1)
Trading account assets:
Corporate securities, trading loans and other	$11,080	$117	$611	$—	$(3,600)	$2,441	$(1,912)	$8,737
Equity securities	1,084	—	(50)	—	(308)	75	(84)	717
Non-U.S. sovereign debt	1,143	—	(132)	—	(155)	114	(712)	258
Mortgage trading loans and ABS	7,770	175	340	—	(411)	396	(427)	7,843
Total trading account assets	21,077	292	769	—	(4,474)	3,026	(3,135)	17,555
Net derivative assets (2)	7,863	—	7,675	—	(6,697)	1,075	(372)	9,544
AFS debt securities:
Non-agency MBS:
Residential	7,216	(96)	(601)	(202)	(6,396)	1,809	(188)	1,542
Commercial	258	—	(13)	(34)	(110)	52	(88)	65
Non-U.S. securities	468	—	(126)	(75)	(300)	56	—	23
Corporate/Agency bonds	927	—	(3)	46	(709)	30	(19)	272
Other taxable securities	9,854	5,812	21	(27)	(3,000)	1,119	(43)	13,736
Tax-exempt securities	1,623	—	(25)	(9)	(568)	316	(107)	1,230
Total AFS debt securities	20,346	5,716	(747)	(301)	(11,083)	3,382	(445)	16,868
Loans and leases (3)	4,936	—	(54)	—	(1,198)	—	—	3,684
Mortgage servicing rights	19,465	—	(7,011)	—	(203)	—	—	12,251
Loans held-for-sale (3)	6,942	—	453	—	(1,824)	517	(67)	6,021
Other assets (4)	7,821	—	1,336	—	(1,656)	—	(235)	7,266
Trading account liabilities:
Non-U.S. sovereign debt	(386)	—	23	—	(17)	—	380	—
Corporate securities and other	(10)	—	(5)	—	(20)	(52)	49	(38)
Total trading account liabilities	(396)	—	18	—	(37)	(52)	429	(38)
Commercial paper and other short-term borrowings (3)	(707)	—	(76)	—	71	—	—	(712)
Accrued expenses and other liabilities (3)	(891)	—	166	—	(77)	—	—	(802)
Long-term debt (3)	(4,660)	—	598	—	(90)	(1,374)	1,418	(4,108)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at September 30, 2010 include derivative assets of $20.4 billion and derivative liabilities of $10.9 billion.

(3)	Amounts represent instruments that are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

During the nine months ended September 30, 2010, the transfers into Level 3 included $3.0 billion of trading account assets, $3.4 billion of AFS debt securities, $1.1 billion of net derivative contracts and $1.4 billion of long-term debt. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain municipal auction rate securities and corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts were primarily related to a lack of price observability for certain credit default and total return swaps. Transfers into Level 3 for long-term debt were the result of an increase in unobservable inputs used in the pricing of certain structured liabilities.

During the nine months ended September 30, 2010, the transfers out of Level 3 were $3.1 billion of trading account assets and $1.4 billion of long-term debt. Transfers out of Level 3 for trading account assets were driven by increased price verification of certain mortgage-backed securities, corporate debt and non-U.S. government and agency securities and increased price observability of index floaters based on the BMA curve held in corporate securities, trading loans and other. Transfers out of Level 3 for long-term debt were due to increased price observability for inputs used in the pricing of certain structured liabilities.

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and nine months ended September 30, 2011 and 2010. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended September 30, 2011
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$(219)	$—	$—	$(219)
Equity securities	—	(8)	—	—	(8)
Non-U.S. sovereign debt	—	(17)	—	—	(17)
Mortgage trading loans and ABS	—	(112)	—	—	(112)
Total trading account assets	—	(356)	—	—	(356)
Net derivative assets	—	2,056	1,155	—	3,211
AFS debt securities:
Non-agency residential MBS	—	—	—	(41)	(41)
Corporate/Agency bonds	—	—	—	(4)	(4)
Other taxable securities	—	4	—	(29)	(25)
Tax-exempt securities	—	—	—	8	8
Total AFS debt securities	—	4	—	(66)	(62)
Loans and leases (2)	—	—	—	(209)	(209)
Mortgage servicing rights	—	—	(3,860)	—	(3,860)
Loans held-for-sale (2)	—	—	(90)	(52)	(142)
Other assets	(72)	—	(32)	158	54
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Commercial paper and other short-term borrowings (2)	—	—	58	—	58
Long-term debt (2)	—	344	—	44	388
Total	$(72)	$2,050	$(2,769)	$(125)	$(916)

	Three Months Ended September 30, 2010
Trading account assets:
Corporate securities, trading loans and other	$—	$257	$—	$—	$257
Equity securities	—	(17)	—	—	(17)
Non-U.S. sovereign debt	—	23	—	—	23
Mortgage trading loans and ABS	—	183	—	—	183
Total trading account assets	—	446	—	—	446
Net derivative assets	—	(466)	3,150	—	2,684
AFS debt securities:
Non-agency residential MBS	—	—	(3)	(83)	(86)
Non-U.S. securities	—	—	—	(2)	(2)
Other taxable securities	—	—	—	2	2
Total AFS debt securities	—	—	(3)	(83)	(86)
Loans and leases (2)	—	—	—	86	86
Mortgage servicing rights	—	—	(2,315)	—	(2,315)
Loans held-for-sale (2)	—	—	39	347	386
Other assets	(186)	—	(15)	—	(201)
Commercial paper and other short-term borrowings (2)	—	—	(35)	—	(35)
Accrued expenses and other liabilities (2)	—	(15)	—	131	116
Long-term debt (2)	—	(119)	—	(71)	(190)
Total	$(186)	$(154)	$821	$410	$891

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Nine Months Ended September 30, 2011
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$456	$—	$—	$456
Equity securities	—	57	—	—	57
Non-U.S. sovereign debt	—	68	—	—	68
Mortgage trading loans and ABS	—	530	—	—	530
Total trading account assets	—	1,111	—	—	1,111
Net derivative assets	—	2,153	3,303	—	5,456
AFS debt securities:
Non-agency residential MBS	—	—	—	(86)	(86)
Corporate/Agency bonds	—	—	—	(2)	(2)
Other taxable securities	—	16	—	11	27
Tax-exempt securities	—	(3)	—	17	14
Total AFS debt securities	—	13	—	(60)	(47)
Loans and leases (2)	—	—	(13)	13	—
Mortgage servicing rights	—	—	(6,060)	—	(6,060)
Loans held-for-sale (2)	—	—	(101)	144	43
Other assets	242	—	(44)	158	356
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Commercial paper and other short-term borrowings (2)	—	—	(24)	—	(24)
Accrued expenses and other liabilities (2)	—	(10)	74	—	64
Long-term debt (2)	—	242	—	3	245
Total	$242	$3,511	$(2,865)	$258	$1,146

	Nine Months Ended September 30, 2010
Trading account assets:
Corporate securities, trading loans and other	$—	$611	$—	$—	$611
Equity securities	—	(50)	—	—	(50)
Non-U.S. sovereign debt	—	(132)	—	—	(132)
Mortgage trading loans and ABS	—	340	—	—	340
Total trading account assets	—	769	—	—	769
Net derivative assets	—	(800)	8,475	—	7,675
AFS debt securities:
Non-agency MBS:
Residential	—	—	(16)	(585)	(601)
Commercial	—	—	—	(13)	(13)
Non-U.S. securities	—	—	—	(126)	(126)
Corporate/Agency bonds	—	—	—	(3)	(3)
Other taxable securities	—	—	—	21	21
Tax-exempt securities	—	23	—	(48)	(25)
Total AFS debt securities	—	23	(16)	(754)	(747)
Loans and leases (2)	—	—	—	(54)	(54)
Mortgage servicing rights	—	—	(7,011)	—	(7,011)
Loans held-for-sale (2)	—	—	98	355	453
Other assets	1,383	—	(47)	—	1,336
Trading account liabilities:
Non-U.S. sovereign debt	—	23	—	—	23
Corporate securities and other	—	(5)	—	—	(5)
Total trading account liabilities	—	18	—	—	18
Commercial paper and other short-term borrowings (2)	—	—	(76)	—	(76)
Accrued expenses and other liabilities (2)	—	(25)	—	191	166
Long-term debt (2)	—	476	—	122	598
Total	$1,383	$461	$1,423	$(140)	$3,127

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and nine months ended September 30, 2011 and 2010 for Level 3 assets and liabilities that were still held at September 30, 2011 and 2010. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended September 30, 2011
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$(251)	$—	$—	$(251)
Equity securities	—	(20)	—	—	(20)
Non-U.S. sovereign debt	—	16	—	—	16
Mortgage trading loans and ABS	—	(136)	—	—	(136)
Total trading account assets	—	(391)	—	—	(391)
Net derivative assets	—	1,998	616	—	2,614
AFS debt securities:
Non-agency residential MBS	—	—	—	(42)	(42)
Corporate/Agency bonds	—	—	—	(6)	(6)
Other taxable securities	—	(2)	—	(44)	(46)
Total AFS debt securities	—	(2)	—	(92)	(94)
Loans and leases	—	—	—	(208)	(208)
Mortgage servicing rights	—	—	(4,112)	—	(4,112)
Loans held-for-sale (2)	—	—	(88)	(73)	(161)
Other assets	(265)	—	(32)	158	(139)
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Commercial paper and other short-term borrowings (2)	—	—	50	—	50
Long-term debt (2)	—	331	—	44	375
Total	$(265)	$1,938	$(3,566)	$(171)	$(2,064)

	Three Months Ended September 30, 2010
Trading account assets:
Corporate securities, trading loans and other	$—	$119	$—	$—	$119
Equity securities	—	(4)	—	—	(4)
Non-U.S. sovereign debt	—	18	—	—	18
Mortgage trading loans and ABS	—	147	—	—	147
Total trading account assets	—	280	—	—	280
Net derivative assets	—	(318)	1,814	—	1,496
AFS debt securities:
Non-agency residential MBS	—	—	—	(60)	(60)
Other taxable securities	—	(18)	—	14	(4)
Total AFS debt securities	—	(18)	—	(46)	(64)
Loans and leases (2)	—	—	—	123	123
Mortgage servicing rights	—	—	(2,627)	—	(2,627)
Loans held-for-sale (2)	—	—	20	252	272
Other assets	(251)	—	(14)	—	(265)
Trading account liabilities – Non-U.S. sovereign debt	—	29	—	—	29
Commercial paper and other short-term borrowings (2)	—	—	(24)	—	(24)
Accrued expenses and other liabilities (2)	—	—	—	57	57
Long-term debt (2)	—	(111)	—	(87)	(198)
Total	$(251)	$(138)	$(831)	$299	$(921)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Nine Months Ended September 30, 2011
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$(13)	$—	$—	$(13)
Equity securities	—	(84)	—	—	(84)
Non-U.S. sovereign debt	—	86	—	—	86
Mortgage trading loans and ABS	—	104	—	—	104
Total trading account assets	—	93	—	—	93
Net derivative assets	—	2,037	1,232	—	3,269
AFS debt securities:
Non-agency residential MBS	—	—	—	(140)	(140)
Corporate/Agency bonds	—	—	—	(6)	(6)
Other taxable securities	—	(2)	—	(44)	(46)
Total AFS debt securities	—	(2)	—	(190)	(192)
Loans and leases (2)	—	—	—	(105)	(105)
Mortgage servicing rights	—	—	(7,129)	—	(7,129)
Loans held-for-sale (2)	—	3	(135)	10	(122)
Other assets	(132)	—	(43)	158	(17)
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Commercial paper and other short-term borrowings (2)	—	—	(11)	—	(11)
Long-term debt (2)	—	229	—	(9)	220
Total	$(132)	$2,362	$(6,086)	$(136)	$(3,992)

	Nine Months Ended September 30, 2010
Trading account assets:
Corporate securities, trading loans and other	$—	$109	$—	$—	$109
Equity securities	—	(40)	—	—	(40)
Non-U.S. sovereign debt	—	(144)	—	—	(144)
Mortgage trading loans and ABS	—	110	—	—	110
Total trading account assets	—	35	—	—	35
Net derivative assets	—	(953)	4,654	—	3,701
AFS debt securities:
Non-agency residential MBS	—	—	—	(104)	(104)
Other taxable securities	—	—	—	(25)	(25)
Total AFS debt securities	—	—	—	(129)	(129)
Loans and leases (2)	—	—	—	(26)	(26)
Mortgage servicing rights	—	—	(8,339)	—	(8,339)
Loans held-for-sale (2)	—	—	28	256	284
Other assets	375	—	(22)	—	353
Trading account liabilities – Non-U.S. sovereign debt	—	23	—	—	23
Commercial paper and other short-term borrowings (2)	—	—	(40)	—	(40)
Accrued expenses and other liabilities (2)	—	—	—	(87)	(87)
Long-term debt (2)	—	80	—	(87)	(7)
Total	$375	$(815)	$(3,719)	$(73)	$(4,232)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Nonrecurring Fair Value

Certain assets and liabilities are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets and liabilities primarily include LHFS, unfunded loan commitments held-for-sale and foreclosed properties. The amounts below represent only balances measured at fair value during the three and nine months ended September 30, 2011 and 2010, and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	September 30, 2011		Gains (Losses)
(Dollars in millions)	Level 2	Level 3	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Assets
Loans held-for-sale	$9,284	$1,465	$(85)	$(19)
Loans and leases (1)	6	10,368	(1,445)	(4,153)
Foreclosed properties (2)	—	2,556	(87)	(233)
Other assets	20	861	(20)	(43)

	September 30, 2010		Gains (Losses)
(Dollars in millions)	Level 2	Level 3	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Assets
Loans held-for-sale	$1,155	$7,981	$104	$403
Loans and leases (1)	58	10,893	(1,319)	(5,125)
Foreclosed properties (2)	10	1,712	(88)	(191)
Other assets	4	92	(7)	(14)

(1)	Gains (losses) represent charge-offs on real estate-secured loans.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

NOTE 17 – Fair Value Option

The Corporation elected to account for certain financial instruments under the fair value option. For additional information on the primary financial instruments for which the fair value option elections have been made, see Note 23 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2011 and December 31, 2010.

Fair Value Option Elections
	September 30, 2011			December 31, 2010
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets	$1,337	$2,693	$(1,356)	$964	$1,917	$(953)
Corporate loans	11,224	15,938	(4,714)	3,269	3,638	(369)
Loans held-for-sale	11,183	13,070	(1,887)	25,942	28,370	(2,428)
Securities financing agreements	129,385	128,852	533	116,023	115,053	970
Other assets	361	n/a	n/a	310	n/a	n/a
Long-term deposits	3,268	3,071	197	2,732	2,692	40
Asset-backed secured financings	667	1,294	(627)	706	1,356	(650)
Unfunded loan commitments	1,343	n/a	n/a	866	n/a	n/a
Commercial paper and other short-term borrowings	5,527	5,548	(21)	6,472	6,472	—
Long-term debt (1)	48,235	62,054	(13,819)	50,984	54,656	(3,672)

(1)
The majority of the difference between the fair value carrying amount and contractual principal outstanding at September 30, 2011 relates to the impact of widening of the Corporation's credit spreads, as well as the fair value of the embedded derivative, where applicable.

n/a = not applicable

The tables below provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended September 30, 2011
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$(29)	$—	$—	$(29)
Corporate loans	—	—	(448)	(448)
Loans held-for-sale	(9)	1,349	(104)	1,236
Securities financing agreements	—	—	206	206
Other assets	—	—	132	132
Long-term deposits	—	—	(48)	(48)
Asset-backed secured financings	—	58	—	58
Unfunded loan commitments	—	—	(559)	(559)
Commercial paper and other short-term borrowings	214	—	—	214
Long-term debt	2,404	—	4,506	6,910
Total	$2,580	$1,407	$3,685	$7,672

	Three Months Ended September 30, 2010
Loans reported as trading account assets	$26	$—	$—	$26
Corporate loans	—	—	93	93
Loans held-for-sale	—	3,077	295	3,372
Securities financing agreements	—	—	117	117
Other assets	—	—	16	16
Long-term deposits	—	—	4	4
Asset-backed secured financings	—	(35)	—	(35)
Unfunded loan commitments	—	—	117	117
Commercial paper and other short-term borrowings	5	—	—	5
Long-term debt	(1,443)	—	(190)	(1,633)
Total	$(1,412)	$3,042	$452	$2,082

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Nine Months Ended September 30, 2011
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$44	$—	$—	$44
Corporate loans	—	—	(320)	(320)
Loans held-for-sale	(7)	3,732	148	3,873
Securities financing agreements	—	—	193	193
Other assets	—	—	162	162
Long-term deposits	—	—	(83)	(83)
Asset-backed secured financings	—	(24)	—	(24)
Unfunded loan commitments	—	—	(503)	(503)
Commercial paper and other short-term borrowings	307	—	—	307
Long-term debt	2,291	—	4,134	6,425
Total	$2,635	$3,708	$3,731	$10,074

	Nine Months Ended September 30, 2010
Loans reported as trading account assets	$134	$—	$—	$134
Corporate loans	2	—	139	141
Loans held-for-sale	—	8,204	547	8,751
Securities financing agreements	—	—	215	215
Other assets	—	—	62	62
Long-term deposits	—	—	(108)	(108)
Asset-backed secured financings	—	(76)	—	(76)
Unfunded loan commitments	—	—	50	50
Commercial paper and other short-term borrowings	(190)	—	—	(190)
Long-term debt	(567)	—	1,211	644
Total	$(621)	$8,128	$2,116	$9,623

NOTE 18 – Fair Value of Financial Instruments

The fair values of financial instruments have been derived using methodologies described in Note 22 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K. The following disclosures include financial instruments where only a portion of the ending balances at September 30, 2011 and December 31, 2010 was carried at fair value on the Corporation’s Consolidated Balance Sheet.

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

Loans

Fair values for loans were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the applicable allowance for loan losses and excludes leases. The Corporation elected to account for certain large corporate loans that exceeded the Corporation’s single name credit risk concentration guidelines under the fair value option.

Deposits

The fair value for certain deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of non-U.S. time deposits approximates fair value. For deposits with no stated maturities, the carrying value was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The Corporation accounts for certain long-term fixed-rate deposits that are economically hedged with derivatives under the fair value option.

Long-term Debt

The Corporation uses quoted market prices, when available, to estimate fair value for its long-term debt. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities. The Corporation accounts for certain structured liabilities under the fair value option.

Fair Value of Financial Instruments

The carrying values and fair values of certain financial instruments that were not carried at fair value at September 30, 2011 and December 31, 2010 are presented in the table below.

	September 30, 2011		December 31, 2010
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Held-to-maturity debt securities (1)	$26,458	$26,508	$427	$427
Loans	876,199	850,767	876,739	861,695
Financial liabilities
Deposits	1,041,353	1,041,840	1,010,430	1,010,460
Long-term debt	398,965	367,723	448,431	441,672

(1)	For more information on held-to-maturity debt securities, see Note 5 – Securities.

NOTE 19 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income (loss). The Corporation economically hedges these MSRs with certain derivatives and securities including MBS and U.S. Treasuries. The securities that economically hedge the MSRs are classified in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income (loss).

The table below presents activity for residential first-lien MSRs for the three and nine months ended September 30, 2011 and 2010. Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $157 million and $278 million at September 30, 2011 and December 31, 2010, and are not included in the tables in this Note.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Balance, beginning of period	$12,372	$14,745	$14,900	$19,465
Additions	251	784	1,502	2,861
Sales	(218)	(39)	(452)	(103)
Impact of customer payments (1)	(665)	(924)	(2,010)	(2,961)
Impact of changes in interest rates and other market factors (2)	(4,471)	(2,142)	(4,856)	(6,142)
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to increases in cost to service loans	(243)	(1,648)	(2,272)	(2,724)
Impact of changes in the Home Price Index	—	905	434	871
Impact of changes to the prepayment model	1,470	717	1,596	1,144
Other model changes	(616)	(147)	(962)	(160)
Balance, September 30	$7,880	$12,251	$7,880	$12,251
Mortgage loans serviced for investors (in billions)	$1,512	$1,669	$1,512	$1,669

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect the changes in modeled MSR fair value largely due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)	These amounts reflect periodic adjustments to the valuation model as well as changes in certain cash flow assumptions such as costs to service and ancillary income per loan.

The Corporation uses an option-adjusted spread (OAS) valuation approach to determine the fair value of MSRs which factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in determining the fair value of MSRs at September 30, 2011 and December 31, 2010 are presented below.

	September 30, 2011		December 31, 2010
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	3.55%	6.00%	2.17%	5.12%
Weighted-average life, in years	3.82	2.16	4.85	2.29

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

	September 30, 2011
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.29	years	0.15	years	$660
Impact of 20% decrease	0.62		0.32		1,418

Impact of 10% increase	(0.25)		(0.13)		(580)
Impact of 20% increase	(0.47)		(0.24)		(1,094)
OAS level
Impact of 100 bps decrease	n/a		n/a		$392
Impact of 200 bps decrease	n/a		n/a		817

Impact of 100 bps increase	n/a		n/a		(362)
Impact of 200 bps increase	n/a		n/a		(697)
n/a = not applicable

NOTE 20 – Business Segment Information

The Corporation reports the results of its operations through six business segments: Deposits, Card Services, Consumer Real Estate Services, Global Commercial Banking, Global Banking & Markets and Global Wealth & Investment Management, with the remaining operations recorded in All Other. During the three months ended September 30, 2011, as a result of the decision to exit the international consumer card businesses, the Global Card Services business segment was renamed Card Services. The international consumer card business results were moved to All Other and prior periods have been reclassified. For more information on each business segment, see Note 26 – Business Segment Information to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K.

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

The Corporation’s ALM activities include an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect net interest income. The majority of the Corporation’s ALM activities are allocated to the business segments and fluctuate based on performance. ALM activities include external product pricing decisions including deposit pricing strategies, the effects of the Corporation’s internal funds transfer pricing process and the net effects of other ALM activities.

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

The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for the three and nine months ended September 30, 2011 and 2010, and total assets at September 30, 2011 and 2010 for each business segment, as well as All Other.

Business Segments
Three Months Ended September 30
	Total Corporation (1)		Deposits		Card Services
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Net interest income (2)	$10,739	$12,717	$1,987	$1,954	$2,823	$3,500
Noninterest income	17,963	14,265	1,132	1,192	1,684	1,877
Total revenue, net of interest expense	28,702	26,982	3,119	3,146	4,507	5,377
Provision for credit losses	3,407	5,396	52	62	1,037	3,066
Amortization of intangibles	377	426	39	49	150	167
Goodwill impairment	—	10,400	—	—	—	10,400
Other noninterest expense	17,236	16,390	2,588	2,725	1,308	1,267
Income (loss) before income taxes	7,682	(5,630)	440	310	2,012	(9,523)
Income tax expense (2)	1,450	1,669	164	112	748	321
Net income (loss)	$6,232	$(7,299)	$276	$198	$1,264	$(9,844)
Period-end total assets	$2,219,628	$2,339,660	$448,906	$434,854	$128,759	$140,257

	Consumer Real Estate Services		Global Commercial Banking		Global Banking & Markets
	2011	2010	2011	2010	2011	2010
Net interest income (2)	$923	$1,339	$1,743	$1,853	$1,846	$1,884
Noninterest income	1,899	2,273	790	780	3,376	5,189
Total revenue, net of interest expense	2,822	3,612	2,533	2,633	5,222	7,073
Provision for credit losses	918	1,302	(150)	556	15	(157)
Amortization of intangibles	—	7	15	18	32	31
Other noninterest expense	3,852	2,916	1,003	1,043	4,448	4,280
Income (loss) before income taxes	(1,948)	(613)	1,665	1,016	727	2,919
Income tax expense (benefit) (2)	(811)	(221)	615	372	1,029	1,451
Net income (loss)	$(1,137)	$(392)	$1,050	$644	$(302)	$1,468
Period-end total assets	$188,769	$214,498	$284,897	$304,543	$686,035	$745,863

	Global Wealth & Investment Management		All Other
	2011	2010	2011	2010
Net interest income (2)	$1,411	$1,345	$6	$842
Noninterest income	2,819	2,553	6,263	401
Total revenue, net of interest expense	4,230	3,898	6,269	1,243
Provision for credit losses	162	127	1,373	440
Amortization of intangibles	108	113	33	41
Other noninterest expense	3,408	3,232	629	927
Income (loss) before income taxes	552	426	4,234	(165)
Income tax expense (benefit) (2)	205	157	(500)	(523)
Net income	$347	$269	$4,734	$358
Period-end total assets	$280,686	$266,489	$201,576	$233,156

(1)	There were no material intersegment revenues.

(2)	FTE basis

Business Segments
Nine Months Ended September 30
	Total Corporation (1)		Deposits		Card Services
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Net interest income (2)	$34,629	$39,984	$6,473	$6,272	$8,743	$11,002
Noninterest income	34,651	48,738	3,136	4,287	5,342	5,982
Total revenue, net of interest expense	69,280	88,722	9,609	10,559	14,085	16,984
Provision for credit losses	10,476	23,306	116	160	1,934	9,116
Amortization of intangibles	1,144	1,311	117	147	451	502
Goodwill impairment	2,603	10,400	—	—	—	10,400
Other noninterest expense	57,005	50,533	7,718	7,779	4,181	3,993
Income (loss) before income taxes	(1,948)	3,172	1,658	2,473	7,519	(7,027)
Income tax expense (benefit) (2)	(1,403)	4,166	607	911	2,752	1,242
Net income (loss)	$(545)	$(994)	$1,051	$1,562	$4,767	$(8,269)
Period-end total assets	$2,219,628	$2,339,660	$448,906	$434,854	$128,759	$140,257

	Consumer Real Estate Services		Global Commercial Banking		Global Banking & Markets
	2011	2010	2011	2010	2011	2010
Net interest income (2)	$2,398	$3,538	$5,420	$6,143	$5,668	$6,011
Noninterest income (loss)	(8,828)	6,311	2,577	2,468	14,228	16,573
Total revenue, net of interest expense	(6,430)	9,849	7,997	8,611	19,896	22,584
Provision for credit losses	3,523	7,292	(488)	2,115	(269)	(54)
Amortization of intangibles	11	32	44	55	89	93
Goodwill impairment	2,603	—	—	—	—	—
Other noninterest expense	14,683	8,874	3,151	3,013	13,803	13,120
Income (loss) before income taxes	(27,250)	(6,349)	5,290	3,428	6,273	9,425
Income tax expense (benefit) (2)	(9,180)	(2,339)	1,936	1,263	2,873	3,797
Net income (loss)	$(18,070)	$(4,010)	$3,354	$2,165	$3,400	$5,628
Period-end total assets	$188,769	$214,498	$284,897	$304,543	$686,035	$745,863

	Global Wealth & Investment Management		All Other
	2011	2010	2011	2010
Net interest income (2)	$4,551	$4,252	$1,376	$2,766
Noninterest income	8,661	7,876	9,535	5,241
Total revenue, net of interest expense	13,212	12,128	10,911	8,007
Provision for credit losses	280	491	5,380	4,186
Amortization of intangibles	331	346	101	136
Other noninterest expense	10,415	9,391	3,054	4,363
Income (loss) before income taxes	2,186	1,900	2,376	(678)
Income tax expense (benefit) (2)	800	878	(1,191)	(1,586)
Net income	$1,386	$1,022	$3,567	$908
Period-end total assets	$280,686	$266,489	$201,576	$233,156

(1)	There were no material intersegment revenues.

(2)	FTE basis

The tables below present a reconciliation of the six business segments’ total revenue, net of interest expense, on a FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the tables below include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2011	2010	2011	2010
Segments’ total revenue, net of interest expense (1)	$22,433	$25,739	$58,369	$80,715
Adjustments:
ALM activities	5,286	690	6,193	2,401
Equity investment income	1,382	266	3,930	3,050
Liquidating businesses	519	687	2,284	4,052
FTE basis adjustment	(249)	(282)	(714)	(900)
Other	(918)	(400)	(1,496)	(1,496)
Consolidated revenue, net of interest expense	$28,453	$26,700	$68,566	$87,822

Segments’ net income (loss)	$1,498	$(7,657)	$(4,112)	$(1,902)
Adjustments, net-of-tax:
ALM activities	2,579	117	633	(845)
Equity investment income	871	168	2,476	1,922
Liquidating businesses	(220)	52	—	526
Merger and restructuring charges	111	265	338	914
Other	1,393	(244)	120	(1,609)
Consolidated net income (loss)	$6,232	$(7,299)	$(545)	$(994)

(1)	FTE basis

	September 30
(Dollars in millions)	2011	2010
Segments’ total assets	$2,018,052	$2,106,504
Adjustments:
ALM activities, including securities portfolio	653,131	603,242
Equity investments	14,659	42,032
Liquidating businesses	38,133	42,111
Elimination of segment excess asset allocations to match liabilities	(623,902)	(612,451)
Other	119,555	158,222
Consolidated total assets	$2,219,628	$2,339,660

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2010 Annual Report on Form 10-K and in Note 11 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation’s 2010 Annual Report on Form 10-K or under Part II, Item 1A. Risk Factors in the Corporation's Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended September 30, 2011. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

				Remaining Buyback Authority
(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Amounts	Shares
July 1-31, 2011	285,575	$11.80	—	$—	—
August 1-31, 2011	210,549	9.06	—	—	—
September 1-30, 2011	5,823	7.99	—	—	—
Three months ended September 30, 2011	501,947	10.61

(1)
Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment related to awards under equity incentive plans.

The Corporation's only unregistered sales of equity securities during the three months ended September 30, 2011 was previously disclosed on the Corporation's Current Reports filed on Form 8-K on August 25, 2011 and September 1, 2011.

Item 6. Exhibits

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(b) of the Corporation’s 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 4(a)
Warrant to purchase 700,000,000 shares of Common Stock (form of Warrant filed as Annex B of Exhibit 1.1 to the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on August 25, 2011 and incorporated herein by reference)

Exhibit 4(b)	Certificate of Designations with respect to 6% Cumulative Perpetual Preferred Stock, Series T, included in Exhibit 3(a) hereof

Exhibit 10(a)
Securities Purchase Agreement dated August 25, 2011 between Bank of America Corporation and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement), incorporated herein by reference to Exhibit 1.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on August 25, 2011

Exhibit 11	Earnings Per Share Computation – included in Note 14 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Included herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	November 3, 2011	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer(Duly Authorized Officer)

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)	Amended and Restated Certificate of Incorporation of the Corporation, as in effect on the date hereof (1)

Exhibit 3(b)
Amended and Restated Bylaws of the Corporation, as in effect on the date hereof incorporated herein by reference to Exhibit 3(b) of the Corporation’s 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 4(a)
Warrant to purchase 700,000,000 shares of Common Stock (form of Warrant filed as Annex B of Exhibit 1.1 to the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on August 25, 2011 and incorporated herein by reference)

Exhibit 4(b)	Certificate of Designations with respect to 6% Cumulative Perpetual Preferred Stock, Series T, included in Exhibit 3(a) hereof

Exhibit 10(a)
Securities Purchase Agreement dated August 25, 2011 between Bank of America Corporation and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement), incorporated herein by reference to Exhibit 1.1 of the Corporation's Current Report on Form 8-K (File No. 1-6523) filed on August 25, 2011

Exhibit 11	Earnings Per Share Computation – included in Note 14 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	Included herewith