Form 10-K
period 2011-12-31
BANK OF AMERICA CORP /DE/
filed 2012-02-23
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number:
1-6523

Exact name of registrant as specified in its charter:
Bank of America Corporation

State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
Bank of America Corporate Center
100 North Tryon Street
Charlotte, North Carolina 28255
Registrant’s telephone number, including area code:
(704) 386-5681
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
London Stock Exchange
Tokyo Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of 6.204% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th Interest in a share of 8.20% Non-Cumulative Preferred Stock, Series H	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series I	New York Stock Exchange
Depositary Shares, each Representing a 1/1,000th interest in a share of 7.25% Non-Cumulative Preferred Stock, Series J	New York Stock Exchange
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 1	New York Stock Exchange

Title of each class	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 2	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 6.375% Non-Cumulative Preferred Stock, Series 3	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 4	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 5	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of Bank of America Corporation 6.70% Non-cumulative Perpetual Preferred Stock, Series 6	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of Bank of America Corporation 6.25% Non-cumulative Perpetual Preferred Stock, Series 7	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation 8.625% Non-Cumulative Preferred Stock, Series 8	New York Stock Exchange
6.75% Trust Preferred Securities of Countrywide Capital IV (and the guarantees related thereto)	New York Stock Exchange
7.00% Capital Securities of Countrywide Capital V (and the guarantees related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust I (and the guarantee related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust II (and the guarantee related thereto)	New York Stock Exchange
Capital Securities of BAC Capital Trust III (and the guarantee related thereto)	New York Stock Exchange
5 7/8% Capital Securities of BAC Capital Trust IV (and the guarantee related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust V (and the guarantee related thereto)	New York Stock Exchange
6% Capital Securities of BAC Capital Trust VIII (and the guarantee related thereto)	New York Stock Exchange
6 1/4% Capital Securities of BAC Capital Trust X (and the guarantee related thereto)	New York Stock Exchange
6 7/8% Capital Securities of BAC Capital Trust XII (and the guarantee related thereto)	New York Stock Exchange
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIII (and the guarantee related thereto)	New York Stock Exchange
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIV (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital A 8.278% Capital Securities, Series A (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital B Floating Rate Capital Securities, Series B (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital D 8.125% Trust Preferred Securities, Series D (and the guarantee related thereto)	New York Stock Exchange
MBNA Capital E 6.10% Trust Originated Preferred Securities, Series E (and the guarantee related thereto)	New York Stock Exchange
Preferred Securities of Fleet Capital Trust VIII (and the guarantee related thereto)	New York Stock Exchange
Preferred Securities of Fleet Capital Trust IX (and the guarantee related thereto)	New York Stock Exchange
6 1/2% Subordinated InterNotesSM, due 2032	New York Stock Exchange
5 1/2% Subordinated InterNotesSM, due 2033	New York Stock Exchange
5 7/8% Subordinated InterNotesSM, due 2033	New York Stock Exchange
6% Subordinated InterNotesSM, due 2034	New York Stock Exchange
Market-Linked Step Up Notes Linked to the S&P 500® Index, due November 26, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM due December 2, 2014	NYSE Arca, Inc.
Market-Linked Step Up Notes Linked to the S&P 500® Index, due December 23, 2011	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due September 27, 2013	NYSE Arca, Inc.
Leveraged Index Return Notes® Linked to the S&P 500® Index, due July 27, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due July 26, 2013	NYSE Arca, Inc.
Leveraged Index Return Notes® Linked to the S&P 500® Index, due June 29, 2012	NYSE Arca, Inc.
Leveraged Index Return Notes® Linked to the S&P 500® Index, due June 1, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due May 31, 2013	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due April 25, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due March 28, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due February 28, 2014	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due January 30, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due February 27, 2015	NYSE Arca, Inc.

Title of each class	Name of each exchange on which registered
Capped Leveraged Return Notes® Linked to the S&P 500® Index, due February 24, 2012	NYSE Arca, Inc.
Market-Linked Step Up Notes Linked to the S&P 500® Index, due February 25, 2013	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due March 27, 2015	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due March 30, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due April 24, 2015	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due April 27, 2012	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due May 25, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due May 29, 2015	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the Dow Jones Industrial AverageSM, due June 26, 2015	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due June 29, 2012	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due July 27, 2012	NYSE Arca, Inc.
Market Index Target-Term Securities® Linked to the S&P 500® Index, due July 31, 2015	NYSE Arca, Inc.
Capped Leveraged Index Return Notes® Linked to the S&P 500® Index, due August 31, 2012	NYSE Arca, Inc.

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ✓
The aggregate market value of the registrant’s common stock (“Common Stock”) held on June 30, 2011 by non-affiliates was approximately $111,017,740,050 (based on the June 30, 2011 closing price of Common Stock of $10.96 per share as reported on the New York Stock Exchange). As of February 17, 2012, there were 10,732,388,501 shares of Common Stock outstanding.
Documents Incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 9, 2012 are incorporated by reference in this Form 10-K in response to items 10, 11, 12, 13 and 14 of Part III.

Bank of America Corporation and Subsidiaries

Part I
Bank of America Corporation and Subsidiaries
Item 1. Business
General
Bank of America Corporation (together, with its consolidated subsidiaries, Bank of America, the Corporation, we or us) is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates.
Bank of America is one of the world’s largest financial institutions, serving individual consumers, small- and middle-market businesses, institutional investors, large corporations and governments with a full range of banking, investing, asset management and other financial and risk management products and services. Our principal executive offices are located in the Bank of America Corporate Center, 100 North Tryon Street, Charlotte, North Carolina 28255.
Bank of America’s website is www.bankofamerica.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at http://investor.bankofamerica.com under the heading U.S. Securities and Exchange Commission (SEC) Filings as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. In addition, we make available on http://investor.bankofamerica.com under the heading Corporate Governance: (i) our Code of Ethics (including our insider trading policy); (ii) our Corporate Governance Guidelines; and (iii) the charter of each committee of our Board of Directors (the Board) (accessible by clicking on the committee names under the Committee Composition link), and we also intend to disclose any amendments to our Code of Ethics, or waivers of our Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are also available free of charge in print to stockholders who request them in writing to: Bank of America Corporation, Attention: Shareholder Relations, Hearst Tower, 214 North Tryon Street, NC1-027-20-05, Charlotte, North Carolina 28202.

Segments
Through our banking and various nonbanking subsidiaries throughout the United States and in international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Card Services, Consumer Real Estate Services (CRES), Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 39 through 55 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and Note 26 – Business Segment Information to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data (Consolidated Financial Statements).
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
Employees
As of December 31, 2011, we had approximately 282,000 full-time equivalent employees. None of our domestic employees is subject to a collective bargaining agreement. Management considers our employee relations to be good.

Bank of America 1

Government Supervision and Regulation
The following discussion describes, among other things, elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks, including specific information about Bank of America. U.S. federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (DIF) rather than for the protection of stockholders and creditors. For additional information about recent regulatory programs, initiatives and legislation that impact us, see Regulatory Matters in the MD&A on page 66.
General
We are subject to an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks.
As a registered financial holding company and bank holding company, Bank of America Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our banking subsidiaries (the Banks) organized as national banking associations are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. The Bureau of Consumer Financial Protection (CFPB) regulates consumer financial products and services.
U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. Unless otherwise limited by the Federal Reserve, a financial holding company may engage directly or indirectly in activities considered financial in nature provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC. If the Federal Reserve finds that any of the Banks is not “well-capitalized” or “well-managed,” we would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements, which may contain additional limitations or conditions relating to our activities.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks located in states other than their home state without regard to state law, subject to certain conditions, including the condition that the bank holding company, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) restricts acquisitions by financial companies if, as a result of the acquisition, the total liabilities of the financial company would exceed 10 percent of the total liabilities of all financial companies. At December 31, 2011, we held approximately 12 percent of the total amount of deposits of insured depository institutions in the U.S.
We are also subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management and our ability to make distributions to stockholders. Our U.S. broker/dealer subsidiaries are subject to regulation by and supervision of the SEC, New York Stock Exchange and Financial Industry Regulatory Authority; our commodities businesses in the U.S. are subject to regulation by and supervision of the U.S. Commodities Futures Trading Commission (CFTC); and our insurance activities are subject to licensing and regulation by state insurance regulatory agencies.
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. Our financial services operations in the U.K. are subject to regulation by and supervision of the Financial Services Authority (FSA). In July of 2010, the U.K. proposed abolishing the FSA and replacing it with the Financial Policy Committee within the Bank of England (FPC) and two new regulators, the Prudential Regulatory Authority and the Consumer Protection and Markets Authority (CPMA). Our U.K. regulated entities will be subject to the supervision of the FPC and the PRA for prudential matters and the CPMA for conduct of business matters. The new financial regulatory structure is intended to be in place by the end of 2012. We continue to monitor the development and potential impact of this regulatory restructuring.
Financial Reform Act
On July 21, 2010, the Financial Reform Act was signed into law. As a result of the Financial Reform Act, several significant regulatory developments occurred in 2011, and additional regulatory developments may occur in 2012 and beyond. The Financial Reform Act has had, and will continue to have, a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions. For a description of significant developments see Regulatory Matters in the MD&A on page 66.
Capital and Operational Requirements
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan.
As a financial services holding company, we are subject to the risk-based capital guidelines issued by the Federal Reserve (Basel I) and risk-based capital guidelines issued by other U.S. banking regulators. Under these guidelines, we measure capital adequacy based on Tier 1 capital, Tier 2 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Under Basel I, the minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. A “well-capitalized” institution must generally

2 Bank of America 2011

maintain capital ratios an additional two percentage points higher than these minimum guidelines.
While not an explicit requirement of law or regulation, bank regulatory agencies have stated that they expect common equity to be the primary component of a financial holding company’s Tier 1 capital and that financial holding companies should maintain a Tier 1 common capital ratio of at least four percent.
The Tier 1 leverage ratio is determined by dividing Tier 1 capital by adjusted quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 leverage ratio of four percent and not be subject to a Federal Reserve directive to maintain higher capital levels. “Well-capitalized” national banks must maintain a Tier 1 leverage ratio of at least five percent and not be subject to a Federal Reserve directive to maintain higher capital levels. We are currently classified as “well-capitalized” under Basel I.
The Basel II Final Rule (Basel II) was published in December 2007 and established requirements for U.S. implementation of Basel II and provided detailed requirements for a new regulatory capital framework. This regulatory capital framework includes requirements related to credit and operational risk (Pillar 1), supervisory requirements (Pillar 2) and disclosure requirements (Pillar 3). We are currently in the Basel II parallel period.
On December 16, 2010, the Basel Committee on Banking Supervision (Basel Committee) issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (Basel III), proposing a January 2013 implementation date for Basel III. If implemented by U.S. banking regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of qualifying trust preferred securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 through 2015. Basel III also proposes the deduction of certain assets from capital (including deferred tax assets, mortgage servicing rights (MSRs), investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of accumulated other comprehensive income (OCI) in capital, increased capital requirements for counterparty credit risk, and new minimum capital and buffer requirements. The phase-in period for the capital deductions is proposed to occur in 20 percent increments from 2014 through 2018 with full implementation by December 31, 2018. An increase in capital requirements for counterparty credit is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. banking regulators have not yet issued proposed regulations that will implement these requirements.
On December 29, 2011, U.S. regulators issued a notice of proposed rulemaking (NPR) that would amend a December 2010 NPR on the Market Risk Rules. This amended NPR is expected to increase the capital requirements for our trading assets and liabilities. We continue to evaluate the capital impact of the proposed rules and currently anticipate that we will be in compliance with any final rules by the projected implementation date in late 2012.
On June 17, 2011, U.S. banking regulators proposed rules requiring all large bank holding companies (BHCs) to submit a comprehensive capital plan to the Federal Reserve as part of an annual Comprehensive Capital Analysis and Review (CCAR). The proposed regulations require BHCs to demonstrate adequate capital to support planned capital actions, such as dividends, share repurchases or other forms of distributing capital. CCAR submissions are subject to approval by the Federal Reserve. The Federal Reserve may require BHCs to provide prior notice under certain circumstances before making a capital distribution.
On July 19, 2011, the Basel Committee published the consultative document “Globally systemic important banks: Assessment methodology and the additional loss absorbency requirement” which sets out measures for global, systemically important financial institutions including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which they will be phased in. As proposed, the SIFI buffer would be met with additional Tier 1 common equity ranging from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. This will be phased in from 2016 through 2018. U.S. banking regulators have not yet provided similar rules for U.S. implementation of a SIFI buffer.
In addition to the capital proposals, in December 2010 the Basel Committee proposed two measures of liquidity risk. The Liquidity Coverage Ratio (LCR) identifies the amount of unencumbered, high-quality liquid assets a financial institution holds that can be used to offset the net cash outflows the institution would encounter under an acute 30-day stress scenario. The Net Stable Funding Ratio (NSFR) measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liability arising from off-balance sheet commitments and obligations, over a one-year period. These two minimum liquidity measures are also considered part of Basel III.
Given that the U.S. regulatory agencies have issued neither proposed rulemaking nor supervisory guidance on Basel III, significant uncertainty exists regarding the ultimate impacts of Basel III on U.S. financial institutions, including us.
For additional information about our calculation of regulatory capital and capital composition, see Capital Management – Regulatory Capital in the MD&A on page 72, and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements. For more information about regulatory capital changes, see Capital Management – Regulatory Capital Changes in the MD&A on page 73.
Distributions
We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. For instance, under proposed rules we are required to submit to the Federal Reserve a capital plan as part of an annual CCAR (the Capital Plan). Supervisory review of the CCAR has a stated purpose of assessing the capital planning process of major U.S. bank holding companies, including any planned capital actions such as the payment of dividends on common stock. For additional information regarding the restrictions on our ability to receive dividends or other distributions from the Banks, see Item 1A. Risk Factors.
In addition, our ability to pay dividends is affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right

Bank of America 3

of the Corporation, our stockholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
For additional information regarding the requirements relating to the payment of dividends, including the minimum capital requirements, see Note 15 – Shareholders’ Equity and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
Source of Strength
According to the Financial Reform Act and Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. Similarly, under the cross-guarantee provisions of the FDICIA, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking subsidiary or related to FDIC assistance provided to such a subsidiary in danger of default - the affiliate banks of such a subsidiary may be assessed for the FDIC’s loss, subject to certain exceptions. For additional information about our calculation of regulatory capital and capital composition, and proposed capital rules, see Capital Management – Regulatory Capital in the MD&A on page 72, and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
Deposit Insurance
Deposits placed at U.S. domiciled Banks (U.S. Banks) are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Financial Reform Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two-year period beginning on December 31, 2010 and ending on January 1, 2013. All insured depository institutions are required to pay assessments to the FDIC in order to fund the DIF.
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the U.S. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has adopted new regulations that establish a long-term target DIF ratio of greater than two percent. The DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For additional information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory and Legal Risk on page 14 and Regulatory Matters – Financial Reform Act and Regulatory Matters – FDIC Deposit Insurance Assessments in the MD&A on pages 66 and 67.
Transactions with Affiliates
U.S. Banks are subject to restrictions under federal law that limit certain types of transactions between the Banks and their non-bank affiliates. In general, U.S. Banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving Bank of America and its non-bank affiliates. Transactions between the U.S. Banks and their non-bank affiliates are required to be on arm’s length terms. For additional information regarding transactions with affiliates, see Regulatory Matters – Transactions with Affiliates in the MD&A on page 68.
Privacy and Information Security
We are subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures to protect the non-public confidential information of our customers. The Gramm-Leach-Bliley Act requires the Banks to periodically disclose Bank of America’s privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to market to affiliates and non-affiliates under certain circumstances. The Gramm-Leach-Bliley Act also requires the Banks to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations.
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The following discussion addresses the most significant factors that could affect our businesses, operations and financial condition. Additional factors that could affect our financial condition and operations are discussed in Forward-looking Statements in the MD&A on page 25. However, other factors could also adversely affect our businesses, operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
General Economic and Market Conditions Risk
Our businesses and results of operations have been, and may continue to be, materially and adversely affected by the U.S. and international financial markets and economic conditions generally.
Our businesses and results of operations are materially affected by the financial markets and general economic conditions in the U.S. and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, European sovereign debt risks and the strength of the U.S. economy and the non-U.S. economies in which we operate. The deterioration of any of these conditions can adversely affect our consumer and commercial businesses and securities portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations.
Although the U.S. economy continued its modest recovery in 2011, elevated unemployment, under-employment and household debt, along with continued stress in the consumer real estate market and certain commercial real estate markets, pose

4 Bank of America 2011

challenges for domestic economic performance and the financial services industry. The sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services industry. The housing market remains weak and elevated levels of distressed and delinquent mortgages pose further risks to the housing market. In addition, the public perception of certain financial services firms and practices appeared to decline during 2011. The current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Mortgage and housing market-related risks may be accentuated by attempts to forestall foreclosure proceedings, as well as state and federal investigations into foreclosure practices by mortgage servicers. Each of these factors may adversely affect our fees and costs.
For additional information about economic conditions and challenges discussed above, see Executive Summary – 2011 Economic and Business Environment in the MD&A on page 27.
Mortgage and Housing Market-Related Risk
We have been, and expect to continue to be, required to repurchase mortgage loans and/or reimburse government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (collectively, the GSEs) and monolines for losses due to claims related to representations and warranties made in connection with sales of residential mortgage-backed securities (RMBS) and mortgage loans, and have received similar claims, and may receive additional claims, from whole-loan purchasers, private-label securitization investors and private-label securitization trustees, monolines and others. The ultimate resolution of these exposures could have a material adverse effect on our cash flows, financial condition and results of operations.
In connection with residential mortgage loans sold to GSEs and first-lien residential mortgage and home equity loans sold to investors other than GSEs, we or our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in a requirement that we repurchase mortgage loans, or indemnify or provide other remedies to counterparties (collectively, repurchases). The Corporation and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. In addition, legacy companies and certain subsidiaries sold loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs.
The amount of our total unresolved repurchase claims from all sources totaled approximately $14.3 billion at December 31, 2011. The total amount of our recorded liability related to representations and warranties repurchase exposure was $15.9 billion at December 31, 2011.
Our estimated liability at December 31, 2011 for obligations under representations and warranties with respect to GSE exposures is necessarily dependent on, and limited by, our historical claims experience with the GSEs. It includes our understanding of our agreements with the GSEs and projections of future defaults, as well as certain other assumptions and judgmental factors. The GSEs’ repurchase requests, standards for rescission of repurchase requests and resolution processes have become increasingly inconsistent with the GSEs’ own past conduct and our interpretation of our contractual obligations. These developments have resulted in an increase in claims outstanding from the GSEs. We are not able to predict changes in the behavior of the GSEs based on our past experiences. Therefore, it is not possible to reasonably estimate a possible loss or range of possible loss with respect to any such potential impact in excess of current accrued liabilities.
Beginning in February 2012, we are no longer delivering purchase money and non-Making Home Affordable Program (MHA) refinance first-lien residential mortgage products into FNMA mortgage-backed securities (MBS) pools because of the expiration and mutual non-renewal of certain contractual delivery commitments and variances that permit efficient delivery of such loans to FNMA. While we continue to have a valid agreement with FNMA permitting the delivery of purchase money and non-MHA refinance first-lien residential mortgage products without such contractual delivery commitments and variances, the delivery of such products without such contractual variances would involve time and expense to implement the necessary operational and systems changes and otherwise present practical operational issues. The non-renewal of these contractual delivery commitments and variances was influenced, in part, by our ongoing differences with FNMA in other contexts, including repurchase claims. We continue to deliver MHA refinancing products into FNMA MBS pools, and continue to engage in dialogue to attempt to address these differences.
While we are seeking to resolve our differences with the GSEs concerning each party’s interpretation of the requirements of the governing contracts, whether we will be able to achieve a resolution of these differences on acceptable terms and timing thereof, is subject to significant uncertainty.
In addition to repurchase claims, we receive notices from mortgage insurance (MI) companies of claim denials, cancellations, or coverage rescission (collectively, MI rescission notices) and the amount of such notices have remained elevated. As of December 31, 2011, 74 percent of the MI rescission notices received had not been resolved. On June 30, 2011, FNMA issued an announcement requiring servicers to report, effective October 1, 2011, all MI rescission notices with respect to loans sold to FNMA. The announcement also confirmed FNMA’s view of its position that a mortgage insurance company’s issuance of a MI rescission notice constitutes a breach of the lender’s representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA’s loss even if the lender is contesting the mortgage insurer’s rescission. We have informed FNMA that we do not believe that the new policy is valid under our relevant contracts with FNMA and that we do not intend to repurchase loans under the terms set forth in the new policy. If we are required to abide by the terms of the new FNMA policy, our representations and warranties liability will likely increase.
Our estimated liability and range of possible loss with respect to non-GSE exposures is necessarily dependent on, and limited by, our historical claims and settlement experience with non-GSE counterparties and may materially change in the future based on factors beyond our control. Future provisions and/or estimated ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding ultimate resolution of the Bank of New York Mellon settlement (BNY Mellon Settlement), estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. In addition, we have not recorded any

Bank of America 5

representations and warranties liability for certain potential monoline exposures and certain potential whole-loan and other private-label securitization exposures. We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of December 31, 2011 could be up to $5.0 billion over existing accruals. Reserves for certain potential monoline exposure are considered in our litigation reserves. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment and a number of assumptions that are subject to change, including the assumption that the conditions to the BNY Mellon Settlement are satisfied. Adverse developments with respect to one or more of the assumptions underlying the liability for non-GSE representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and our estimated range of possible loss.
If future representations and warranties losses occur in excess of our recorded liability for GSE exposures and in excess of our recorded liability and estimated range of possible loss for non-GSE exposures, including as a result of the factors set forth above, such losses could have a material adverse effect on our cash flows, financial condition and results of operations. The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss related to non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any possible losses related to potential claims for breaches of performance of servicing obligations (except as such losses are included as potential costs of the BNY Mellon settlement), potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans guaranteed by the Federal Housing Administration (FHA). We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements), fraud or other claims against us; however, such loss could have a material adverse effect on our cash flows, financial condition and results of operations.
For additional information about our representations and warranties exposure, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 56, Consumer Portfolio Credit Risk Management in the MD&A on page 81 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
If final court approval is not obtained with respect to the BNY Mellon Settlement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE RMBS repurchase exposures of the 2004-2008 vintages, or if the Corporation and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation’s future representations and warranties losses could be substantially higher than existing accruals and the estimated range of possible loss over existing accruals, and consequently could have a material adverse effect on our cash flows, financial condition and results of operations.

The BNY Mellon Settlement is subject to final court approval and certain other conditions. It is not currently possible to predict the timing or ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. There can be no assurance that final court approval of the settlement will be obtained, that all conditions will be satisfied (including the receipt of private letter rulings from the IRS and other tax rulings and opinions) or that, if certain conditions in the BNY Mellon Settlement permitting withdrawal are met, the Corporation and legacy Countrywide will not determine to withdraw from the BNY Mellon Settlement agreement.
If final court approval is not obtained with respect to the BNY Mellon Settlement or if the Corporation and legacy Countrywide determine to withdraw from the BNY Mellon Settlement agreement in accordance with its terms, the Corporation’s future representations and warranties losses with respect to non-GSEs could substantially exceed our non-GSE reserve, together with estimated reasonably possible loss related to non-GSE representations and warranties exposure of up to $5.0 billion over existing accruals at December 31, 2011. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for non-GSE representations and warranties (including the timing and ultimate outcome of the court approval process relating to the BNY Mellon Settlement) could result in significant increases in our non-GSE reserve and/or to this estimated range of possible loss, and such increases could have a material adverse effect on our cash flows, financial condition and results of operations. For additional information regarding the BNY Mellon Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 56.
Further weakness in the U.S. housing market, including home prices, may adversely affect our consumer portfolios and have a significant adverse effect on our financial condition and results of operations.
Economic weakness in 2011 was accompanied by continued stress in the U.S. housing market, including declines in home prices. These declines in the housing market, with falling home prices and elevated foreclosures, have negatively impacted the demand for many of our products and the credit performance of our consumer mortgage portfolios. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market, which has declined due to reduced activity in the housing market. Continued high unemployment rates in the U.S. have challenged U.S. consumers and further compounded these stresses in the U.S. housing market as employment conditions may be compelling some consumers to delay new home purchases or miss payments on existing mortgages.
Conditions in the U.S. housing market have also resulted in significant write-downs of asset values in several asset classes, notably MBS and exposure to monolines. These conditions may negatively affect the value of real estate which could negatively affect our exposure to representations and warranties. While there were continued indications throughout the past year that the U.S. economy is stabilizing, the performance of our overall consumer portfolios may not significantly improve in the near future. A protracted continuation or worsening of these difficult housing market conditions may exacerbate the adverse effects outlined above and have a significant adverse effect on our financial condition and results of operations.

6 Bank of America 2011

We temporarily suspended our foreclosure sales nationally in 2010 to conduct an assessment of our foreclosure processes. Subsequently, numerous state and federal investigations of foreclosure processes across our industry have been initiated. Those investigations and any irregularities that might be found in our foreclosure processes, along with any remedial steps taken in response to governmental investigations or to our own internal assessment, could have a material adverse effect on our financial condition and results of operations.
We have resumed foreclosure sales in nearly all states where foreclosure does not require a court order (non-judicial states). While we have resumed foreclosure proceedings in nearly all states where a court order is required (judicial states), our progress on foreclosure sales in judicial states has been much slower than in non-judicial states. The pace of foreclosure sales in judicial states increased significantly by the fourth quarter of 2011. However, there continues to be a backlog of foreclosure inventory in judicial states.
The implementation of changes in procedures and controls, including loss mitigation procedures related to our ability to recover on FHA insurance-related claims, and governmental, regulatory and judicial actions, may result in continuing delays in foreclosure proceedings and foreclosure sales and create obstacles to the collection of certain fees and expenses, in both judicial and non-judicial foreclosures.
We entered into a consent order with the Federal Reserve and Bank of America, N.A. (BANA) entered into a consent order with the OCC on April 13, 2011. The OCC consent order required that we retain an independent consultant, approved by the OCC, to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred, between January 1, 2009 and December 31, 2010, and submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review. The review is comprised of two parts: a sample file review conducted by the independent consultant, which began in October 2011, and file reviews by the independent consultant based upon requests for review from customers with in-scope foreclosures. We began outreach to those customers in November 2011 and additional outreach efforts are underway. Because the review process is available to a large number of potentially eligible borrowers and involves an examination of many details and documents, each review could take several months to complete. We cannot yet determine how many borrowers will ultimately request a review, how many borrowers will meet the eligibility requirements or how much in compensation might ultimately be paid to eligible borrowers.
We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current servicing and foreclosure activities, including those claims not covered by the Servicing Resolution Agreements, defined below. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny has the potential to subject us to inquiries or investigations that could significantly adversely affect our reputation. Such investigations by state and federal authorities, as well as any other governmental or regulatory scrutiny of our foreclosure processes, could result in material fines, penalties, equitable remedies, additional default servicing requirements and process changes, or other enforcement actions, and could result in significant legal costs in responding to governmental investigations and additional litigation and, accordingly, could have a material adverse effect on our financial condition and results of operation.
We expect that mortgage-related assessments and waivers costs, including compensatory fees assessed by the GSEs and other costs associated with foreclosures will remain elevated as additional loans are delayed in the foreclosure process. This will likely result in continued higher noninterest expense, including higher default servicing costs and legal expenses in CRES. In addition, required process changes, including those required under the consent orders with federal bank regulators, are likely to result in further increases in our default servicing costs over the longer term. Delays in foreclosure sales may result in additional costs associated with the maintenance of properties or possible home price declines, result in a greater number of nonperforming loans and increased servicing advances and may adversely impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. With respect to GSE MBS, the valuation of certain MBS could be negatively affected under certain scenarios due to changes in the timing of cash flows. With respect to non-GSE MBS, under certain scenarios the timing and amount of cash flows could be negatively affected. For additional information regarding the temporary suspension of our foreclosure sales, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters in the MD&A on page 63.
We reached an agreement in principle (AIP) with the U.S. Department of Justice (DOJ), various federal agencies and 49 state attorneys general, to resolve various investigations into our foreclosure, servicing and certain mortgage origination practices. We also reached an agreement in principle with the FHA to resolve certain claims relating to the origination of FHA-insured mortgage loans and agreements in principle with the Federal Reserve and OCC regarding civil monetary penalties. These agreements are subject to ongoing discussions among the parties and the completion and execution of definitive documentation, as well as required regulatory and court approvals. Failure to finalize the documentation or to obtain the required approvals with respect to these agreements in principle, and failure to meet certain borrower assistance and refinancing assistance commitment goals in the agreements in principle which would trigger additional monetary payments and exposure to claims not covered by the agreements in principle, could have a material adverse effect on our financial condition or results of operations.
On February 9, 2012, we reached agreements in principle (collectively, the Servicing Resolution Agreements) with (1) the DOJ, various federal regulatory agencies and 49 attorneys general to resolve federal and state investigations into certain origination, servicing and foreclosure practices (the Global AIP), (2) the FHA to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily by Countrywide prior to and for a period following our acquisition of that lender (the FHA AIP) and (3) each of the Federal Reserve and the OCC regarding civil monetary penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011 (the Consent Order AIPs).
The Servicing Resolution Agreements are subject to ongoing discussions among the parties and completion and execution of definitive documentation, as well as required regulatory and court approvals. The Global AIP is subject to, among other things, Federal court approval in the United States District Court in the District of Columbia and regulatory approvals of the United States

Bank of America 7

Department of the Treasury and other federal agencies. The Consent Order AIPs are subject to, among other things, the finalization of the Global AIP. There can be no assurance as to when or whether binding settlement agreements will be reached, that they will be on terms consistent with the agreements in principle, or as to when or whether the necessary approvals will be obtained and the settlements will be finalized.
The Global AIP calls for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, principal reduction, short sales and deeds-in-lieu of foreclosure, and approximately $1.0 billion in refinancing assistance. We could be required to make additional payments if we fail to meet our borrower assistance and refinancing assistance commitments over a three-year period. In addition, we could be required to pay an additional $350 million if we fail to meet certain first-lien principal reduction thresholds over a three-year period. We also entered into agreements with several states under which we committed to perform certain minimum levels of principal reduction and related activities within those states as part of the Global AIP, and under which we could be required to make additional payments if we fail to meet such minimum levels. We expect to recognize the refinancing assistance as lower interest income in future periods as qualified borrowers pay reduced interest rates on loans refinanced. We may also incur additional operating costs (e.g., servicing costs) to implement certain terms of the Global AIP in future periods.
The FHA AIP provides for an upfront cash payment by us of $500 million. We would have the obligation to pay an additional $500 million if we fail to meet certain principal reduction thresholds over a three-year period.
Pursuant to an agreement in principle, the OCC agreed to hold in abeyance the imposition of a civil monetary penalty of $164 million. Pursuant to a separate agreement in principle, the Federal Reserve will assess a civil monetary penalty in the amount of $176 million against us. Satisfying our payment, borrower assistance and remediation obligations under the Global AIP will satisfy any civil monetary penalty obligations arising under these agreements in principle. If, however, we do not make certain required payments or undertake certain required actions under the Global AIP, the OCC will assess, and the Federal Reserve will require us to pay, the difference between the aggregate value of the payments and actions under these agreements in principle and the penalty amounts.
The Servicing Resolution Agreements do not cover claims arising out of securitization (including representations made to investors respecting MBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to Mortgage Electronic Registration Systems, Inc. (MERS), and claims by the GSEs (including repurchase demands), among other items. Failure to finalize the documentation related to the Servicing Resolution Agreements, to obtain the required court and regulatory approvals, to meet our borrower and refinancing commitments or other adverse developments with respect to the foregoing could have a material adverse effect on our financial condition and results of operations. For additional information regarding the temporary suspension of our foreclosure sales, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters in the MD&A on page 63.

Failure to satisfy our obligations as servicer in the residential mortgage securitization process, including obligations related to residential mortgage foreclosure actions, along with other losses we could incur in our capacity as servicer, could have a material adverse effect on our financial condition and results of operations.
Bank of America and its legacy companies have securitized a significant portion of the residential mortgage loans that they have originated or acquired. The Corporation services a large portion of the loans it or its subsidiaries have securitized and also services loans on behalf of third-party securitization vehicles and other investors. In addition to identifying specific servicing criteria, pooling and servicing arrangements entered into in connection with a securitization or whole loan sale typically impose standards of care on the servicer, with respect to its activities, that may include the obligation to adhere to the accepted servicing practices of prudent mortgage lenders and/or to exercise the degree of care and skill that the servicer employs when servicing loans for its own account.
Many non-GSE residential mortgage-backed securitizations and whole-loan servicing agreements also require us to indemnify the trustee or other investor for or against failures by us to perform our servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, our duties. Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. Each GSE typically claims the right to demand that we repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans, even if we were not the seller. The GSEs also claim that they have the contractual right to demand indemnification or loan repurchase for certain servicing breaches. The GSEs’ first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond our control. We believe that the governing contracts, our course of dealing and collective past practices and understandings should inform resolution of these matters. Beginning in 2010, the GSEs increased the level of compensatory fees imposed and have recently amended those servicing guides retroactively to impose significantly new and more stringent requirements relating to default activities, which could increase our exposure to claims for compensatory fees. We have informed the GSEs that we do not believe that the new policies, or their retroactive application, are valid under the relevant contracts, and that we do not agree that the newly articulated policies are the proper method for the assessment of any compensatory fees under the terms of the relevant contracts.
With regard to alleged irregularities in foreclosure process-related activities referred to above, we may incur costs or losses if we elect or are required to re-execute or re-file documents or take other action in connection with pending or completed foreclosures. We may also incur costs or losses if the validity of a foreclosure action is challenged by a borrower, or overturned by a court because of errors or deficiencies in the foreclosure process. These costs and liabilities may not be reimbursable to us. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosures. We may be subject to deductions by insurers for MI or guarantee benefits relating to delays or alleged deficiencies. Additionally, if we commit a material breach of our servicing obligations that is not cured within specified timeframes,

8 Bank of America 2011

including those related to default servicing and foreclosure, we could be terminated as servicer under servicing agreements under certain circumstances. Any of these actions may harm our reputation or increase our servicing costs.
Mortgage notes, assignments or other documents are often required to be maintained and are often necessary to enforce mortgages loans. There has been significant public commentary regarding the common industry practice of recording mortgages in the name of MERS, as nominee on behalf of the note holder, and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors or securitization trusts. A component of the OCC consent order requires significant changes in the manner in which we service loans identifying MERS as the mortgagee. Additionally, certain local and state governments have commenced legal actions against us, MERS, and other MERS members, questioning the validity of the MERS model. Other challenges have also been made to the process for transferring mortgage loans to securitization trusts, asserting that having a mortgagee of record that is different than the holder of the mortgage note could “break the chain of title” and cloud the ownership of the loan. In order to foreclose on a mortgage loan, in certain cases it may be necessary or prudent for an assignment of the mortgage to be made to the holder of the note, which in the case of a mortgage held in the name of MERS as nominee would need to be completed by a MERS signing officer. As such, our practice is to obtain assignments of mortgages from MERS prior to instituting foreclosure. If certain required documents are missing or defective, or if the use of MERS is found not to be valid, we could be obligated to cure certain defects or in some circumstances be subject to additional costs and expenses. Our use of MERS as nominee for the mortgage may also create reputational and other risks for us.
These costs and liabilities could have a material adverse effect on our cash flows, financial condition and results of operations. We may also face negative reputational costs from these servicing risks, which could reduce our future business opportunities in this area or cause that business to be on less favorable terms to us.
For additional information concerning our servicing risks, see Recent Events in the MD&A on page 28. For additional information regarding the temporary suspension of our foreclosure sales, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters in the MD&A on page 63.
Liquidity Risk
Liquidity Risk is the Potential Inability to Meet Our Contractual and Contingent Financial Obligations, On- or Off-balance Sheet, as they Become Due.
Adverse changes to our credit ratings from the major credit rating agencies could have a material adverse effect on our liquidity, cash flows, competitive position, financial condition and results of operations by significantly limiting our access to funding or the capital markets, increasing our borrowing costs, or triggering additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter (OTC) derivatives. Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies which consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control.
On December 15, 2011, Fitch Ratings (Fitch) downgraded the Corporation’s and BANA’s long-term and short-term debt ratings as a result of Fitch’s decision to lower its “support floor” for systemically important U.S. financial institutions. On November 29, 2011, Standard & Poor’s Ratings Services (S&P) downgraded the Corporation’s long-term and short-term debt ratings as well as BANA’s long-term debt rating as a result of S&P’s implementation of revised methodologies for determining Banking Industry Country Risk Assessments and bank ratings. On September 21, 2011, Moody’s Investors Service, Inc. (Moody’s) downgraded the Corporation’s long-term and short-term debt ratings as well as BANA’s long-term debt rating as a result of Moody’s lowering the amount of uplift for potential U.S. government support it incorporates into ratings. On February 15, 2012, Moody’s placed the Corporation’s long-term debt ratings and BANA’s long-term and short-term debt ratings on review for possible downgrade as part of its review of financial institutions with global capital markets operations. Any adjustment to our ratings will be determined based on Moody’s review; however, the agency offered guidance that downgrades to our ratings, if any, would likely be limited to one notch.
Currently, the Corporation’s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa1/P-2 (negative) by Moody’s; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. The rating agencies could make further adjustments to our credit ratings at any time. There can be no assurance that additional downgrades will not occur.
A further reduction in certain of our credit ratings may have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, bank or broker/dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing, and the effect on our incremental cost of funds and earnings could be material.
In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a further downgrade of our credit ratings or certain subsidiaries’ credit ratings, counterparties to those agreements may require us or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies. At December 31, 2011, if the rating agencies had downgraded their long-term senior debt ratings for us or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $1.6 billion comprised of $1.2 billion for BANA and $375 million for Merrill Lynch & Co., Inc. (Merrill Lynch) and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $1.1 billion in additional collateral, comprised of $871 million for BANA and $269 million for Merrill Lynch and certain of its subsidiaries, would have been required.

Bank of America 9

Also, if the rating agencies had downgraded their long-term senior debt ratings for us or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2011 was $2.9 billion, against which $2.7 billion of collateral had been posted. If the rating agencies had downgraded their long-term senior debt ratings for us or certain subsidiaries a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2011 was an incremental $5.6 billion, against which $5.4 billion of collateral had been posted.
While certain potential impacts are contractual and quantifiable, the full consequences of a credit ratings downgrade to a financial institution are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties.
For additional information about our credit ratings and their potential effects to our liquidity, see Liquidity Risk – Credit Ratings in the MD&A on page 79 and Note 4 – Derivatives to the Consolidated Financial Statements.
Our liquidity, cash flows, financial condition and results of operations, and competitive position may be significantly adversely affected if we are unable to access the capital markets, continue to raise deposits, sell assets on favorable terms, or if there is an increase in our borrowing costs.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive in nature. We also engage in asset securitization transactions, including with the GSEs, to fund consumer lending activities. Our liquidity could be significantly adversely affected by our ability to access the capital markets; illiquidity or volatility in the capital markets; unforeseen outflows of cash, including customer deposits, funding for commitments and contingencies, including Variable Rate Demand Notes; the ability to sell assets on favorable terms; increased liquidity requirements on our banking and nonbanking subsidiaries imposed by their home countries; or negative perceptions about our short- or long-term business prospects, including downgrades of our credit ratings. Several of these factors may arise due to circumstances beyond our control, such as a general market disruption, negative views about the financial services industry generally, changes in the regulatory environment, actions by credit rating agencies or an operational problem that affects third parties or us.
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
For additional information about our liquidity position and other liquidity matters, including credit ratings and outlooks and the policies and procedures we use to manage our liquidity risks, see

Capital Management and Liquidity Risk in the MD&A on pages 71 and 76.
Bank of America Corporation is a holding company and as such we are dependent upon our subsidiaries for liquidity, including our ability to pay dividends to stockholders. Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to Bank of America Corporation or other subsidiaries.
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from our banking and nonbanking subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company. For instance, the parent company depends on dividends, distributions and other payments from our banking and nonbanking subsidiaries to fund dividend payments on our common stock and preferred stock and to fund all payments on our other obligations, including debt obligations. Many of our subsidiaries, including our bank and broker/dealer subsidiaries, are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. In addition, our bank and broker/dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses.
Additional restrictions on related party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of the parent company and even require the parent company to provide additional funding to such subsidiaries. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For additional information regarding our ability to pay dividends, see Note 15 – Shareholders’ Equity and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
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

10 Bank of America 2011

nation’s largest lenders, the credit quality of our consumer and commercial portfolios has a significant impact on our earnings.
Global and U.S. economic conditions continue to weigh on our credit portfolios. Economic or market disruptions are likely to increase our credit exposure to customers, obligors or other counterparties due to the increased risk that they may default on their obligations to us. These potential increases in delinquencies and default rates could adversely affect our consumer credit card, home equity, consumer real estate and purchased credit-impaired portfolios, through increased charge-offs and provisions for credit losses. In addition, despite improvement in the mix of our commercial portfolio, increased credit risk could also adversely affect our commercial loan portfolios where we continue to experience elevated losses, particularly in our commercial real estate portfolios, reflecting continued stress across industries, property types and borrowers.
We estimate and establish an allowance for credit losses for losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The amount of allowance is determined based on our evaluation of the potential credit losses included within our loan portfolio. The process for determining the amount of the allowance, which is critical to our financial condition and results of operations, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how our borrowers will react to those conditions. Our ability to assess future economic conditions or the creditworthiness of our customers, obligors or other counterparties is imperfect. The ability of our borrowers to repay their loans will likely be impacted by changes in economic conditions, which in turn could impact the accuracy of our forecasts.
As with any such assessments, there is also the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers and other counterparties become less predictive of future events. Although we believe that our allowance for credit losses was in compliance with applicable accounting standards at December 31, 2011, there is no guarantee that it will be sufficient to address future credit losses, particularly if economic conditions deteriorate. In such an event, we might need to increase the size of our allowance, which could adversely affect our financial condition and results of operations.
In the ordinary course of our business, we also may be subject to a concentration of credit risk in a particular industry, country, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could have a material adverse effect on our businesses, and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers/dealers, commercial banks, investment funds and insurers. This has resulted in significant credit concentration with respect to this industry. In the ordinary course of business, we also enter into transactions with sovereign nations, U.S. states and U.S. municipalities. Unfavorable economic or political conditions, disruptions to capital markets, currency fluctuations, social instability and changes in government policies could impact the operating budgets or credit ratings of sovereign nations, U.S. states and U.S. municipalities and expose us to credit risk.
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
For additional information about our credit risk and credit risk management policies and procedures, see Credit Risk Management in the MD&A on page 80 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
We could suffer losses as a result of the actions of or deterioration in the commercial soundness of our counterparties and other financial services institutions.
We could suffer losses and our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other market participants. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers/dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to significant future liquidity problems, including losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be impacted when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due us. Any such losses could materially adversely affect our financial condition and results of operations.
Our derivatives businesses may expose us to unexpected risks and potential losses.
We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses and have an adverse effect on our financial condition and results of operations. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument. The terms of certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in our credit ratings, we may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.

Bank of America 11

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
Following the downgrade of the credit ratings of the Corporation, we have engaged in discussions with certain derivative and other counterparties regarding their rights under these agreements. In response to counterparties’ inquiries and requests, we have discussed and in some cases substituted derivative contracts and other trading agreements, including naming BANA as the new counterparty. Our ability to substitute or make changes to these agreements to meet counterparties’ requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.
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
For additional information on our derivatives exposure, see Note 4 – Derivatives to the Consolidated Financial Statements.
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
Our businesses and results of operations may be adversely affected by market risk factors such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets other financial instruments, and MSRs, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management, which could reduce our fee income relating to those assets, (iv) customer allocation of capital among investment alternatives, (v) the volume of client activity in our trading operations, (vi) investment banking fees, and (vii) the general profitability and risk level of the transactions in which we engage. Any of these developments could have a significant adverse impact on our financial condition and results of operations.
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
In times of market stress or other unforeseen circumstances, such as the market conditions experienced in 2008 and 2009, previously uncorrelated indicators may become correlated, or previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we own securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, challenging market conditions may also adversely affect our investment banking fees.
For additional information about market risk and our market risk management policies and procedures, see Market Risk Management in the MD&A on page 112.
Further downgrades in the U.S. government’s sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to the Corporation and its credit ratings and general economic conditions that we are not able to predict.
On August 2, 2011, Moody’s affirmed the U.S. government’s existing sovereign rating, but revised the rating outlook to negative. On August 5, 2011, S&P downgraded the U.S. government’s long-term sovereign credit rating to AA+ from AAA and stated that the outlook on the long-term rating is negative. On the same day, S&P affirmed its A-1+ short-term rating on the U.S. and removed it from CreditWatch negative. On November 28, 2011, Fitch affirmed its AAA long-term rating on the U.S., but changed the outlook from stable to negative. On the same day, Fitch affirmed its F1+ short-term rating on the U.S. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the United States.
There continues to be the perceived risk of a sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly

12 Bank of America 2011

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
We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact to the Corporation. The credit rating agencies’ ratings for the Corporation or its subsidiaries could be directly or indirectly impacted by a downgrade of the U.S. government’s sovereign rating because the credit ratings of large systemically important financial institutions, including the Corporation, currently incorporate a degree of uplift due to assumptions concerning government support. In addition, the Corporation presently delivers a material portion of the residential mortgage loans it originates into GSEs, agencies or instrumentalities (or instruments insured or guaranteed thereby). We cannot predict if, when or how any changes to the credit ratings of these organizations will affect their ability to finance residential mortgage loans. Such ratings actions, if any, could result in a significant change to the business operations of CRES.
A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which the Corporation is subject and any related adverse effects on our business, financial condition and results of operations, including those described under Risk Factors – Credit Risk – “We could suffer losses as a result of the actions of or deterioration in the commercial soundness of our counterparties and other financial services institutions,” Risk Factors – Market Risk – “Our businesses and results of operations have been, and may continue to be, significantly adversely affected by changes in the levels of market volatility and by other financial or capital market conditions” and Risk Factors – Liquidity Risk – “Our liquidity, cash flows, financial condition and results of operations, and competitive position may be significantly adversely affected if we are unable to access capital markets, continue to raise deposits, sell assets on favorable terms, or if there is an increase in our borrowing costs.”
Uncertainty about the financial stability of several countries in the European Union (EU), the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets, the Euro and the EU could have a significant adverse effect on our business, financial condition and results of operations.
In 2011, the financial crisis in Europe continued, triggered by high sovereign budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU countries to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in credit ratings downgrades for, and high and volatile bond yields on, the sovereign debt of many EU countries. Certain European countries continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy,

Portugal and Spain have risen and remain volatile. Despite assistance packages to certain of these countries, the creation of a joint EU-IMF European Financial Stability Facility and additional expanded financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances and the stability of the Euro and EU persist. Market concerns over the direct and indirect exposure of certain European banks and insurers to these EU countries resulted in a widening of credit spreads and increased costs of funding for these financial institutions. While we have reduced our exposure to European financial institutions, the insolvency of one or more major European financial institutions could adversely impact financial markets and, consequently, our results of operations.
Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions and international financial institutions with exposure to the region, including us. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and residential mortgages, and housing prices among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the European economic recovery continues to negatively impact consumer confidence and consumer credit factors, or should the EU enter a deep recession, both the U.S. economy and our business and results of operations could be significantly and adversely affected. Global economic uncertainty, regulatory initiatives and reform have impacted, and will likely continue to impact, non-U.S. credit and trading portfolios. Our Regional Risk Committee, a subcommittee of our Credit Risk Committee, is seeking to address this risk but there can be no assurance our efforts in this respect will be sufficient or successful. Our total sovereign and non-sovereign exposure to Greece, Italy, Ireland, Portugal and Spain, was $15.3 billion at December 31, 2011 compared to $16.6 billion at December 31, 2010. Our total net sovereign and non-sovereign exposure to these countries was $10.5 billion at December 31, 2011 compared to $12.4 billion at December 31, 2010, after taking into account net credit default protection. At December 31, 2011 and 2010, the fair value of net credit default protection purchased was $4.9 billion and $4.2 billion. Losses could still result because our credit protection contracts only pay out under certain scenarios.
For more information on our direct sovereign and non-sovereign exposures in Europe, see Executive Summary – 2011 Economic and Business Environment in the MD&A on page 27 and Non-U.S. Portfolio in the MD&A on page 104.
Declines in the value of certain of our assets could have an adverse effect on our results of operations.
We have a large portfolio of financial instruments, including, among others, certain corporate loans and loan commitments, loans held-for-sale, repurchase agreements, long-term deposits, trading account assets and liabilities, derivatives assets and liabilities, available-for-sale debt and marketable equity securities, consumer-related MSRs and certain other assets and liabilities that we measure at fair value. We determine the fair values of

Bank of America 13

these instruments based on the fair value hierarchy under applicable accounting guidance. The fair values of these financial instruments include adjustments for market liquidity, credit quality and other transaction-specific factors, where appropriate.
Gains or losses on these instruments can have a direct and significant impact on our results of operations, unless we have effectively hedged our exposures. Changes in loan prepayment speeds, which are influenced by interest rates, among other things, can impact the value of our MSRs and can result in substantially higher or lower mortgage banking income and earnings, depending upon our ability to fully hedge the performance of our MSRs. Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions. The financial strength of counterparties, such as monolines, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading activity for these assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets, which requires us to maintain additional capital and increases our funding costs.
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
For additional information about fair value measurements, see Note 22 – Fair Value Measurements to the Consolidated Financial Statements. For additional information about our asset management businesses, see Business Segment Operations – Global Wealth & Investment Management in the MD&A on page 52.
Changes to loan prepayment speeds could reduce our net interest income and earnings.
Government officials and regulatory authorities have advanced various proposals to assist homeowners and the housing and mortgage markets more generally. Certain of these proposals have included expanded access to residential mortgage loan refinancing options, including refinancing options for borrowers who may be current on their existing mortgage loans and for borrowers whose current mortgage principal balance may exceed the current appraised value of the mortgaged property. Expanded refinancing access may also result from our implementation of the Servicing Resolution Agreements discussed above. Adoption of proposals of this nature could result in an increased number of mortgage refinancings, and accordingly, greater reductions in interest rates and principal prepayments on the mortgage loans in our portfolio than we would otherwise expect to experience without those proposals. Reductions in interest rates and increases in mortgage prepayment speeds of this nature could adversely impact the value of our MSR asset, cause a significant acceleration of purchase premium amortization on our mortgage portfolio, adversely affect our net interest margin, and adversely affect our net interest income and earnings.
For additional information about interest rate risk management, see Interest Rate Risk Management for Nontrading Activities in the MD&A on page 116.

Regulatory and Legal Risk
Bank regulatory agencies may require us to hold higher levels of regulatory capital, increase our regulatory capital ratios or increase liquidity, which could result in the need to issue additional securities that qualify as regulatory capital or to sell company assets.
We are subject to the risk-based capital guidelines issued by the Federal Reserve. These guidelines establish regulatory capital requirements for banking institutions to meet minimum requirements as well as to qualify as a “well-capitalized” institution. (A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines.) The risk-based capital rules have been further supplemented by required leverage ratios, defined as Tier I (the highest grade) capital divided by quarterly average total assets, after certain adjustments. If any of our insured depository institutions fails to maintain its status as “well-capitalized” under the capital rules of their primary federal regulator, the Federal Reserve will require us to enter into an agreement to bring the insured depository institution or institutions back into a “well-capitalized” status. For the duration of such an agreement, the Federal Reserve may impose restrictions on the activities in which we may engage. If we were to fail to enter into such an agreement, or fail to comply with the terms of such agreement, the Federal Reserve may impose more severe restrictions on the activities in which we may engage, including requiring us to cease and desist in activities permitted under the Bank Holding Act.
It is possible that increases in regulatory capital requirements, changes in how regulatory capital is calculated or increases to liquidity requirements, may cause the loss of our “well-capitalized” status unless we increase our capital levels by issuing additional common stock, thus diluting our existing shareholders, or by selling assets. On December 20, 2011, the Federal Reserve proposed rules relating to risk-based capital and leverage requirements, liquidity requirements, stress tests, single-counterparty credit limits and early remediation requirements. These rules, when finalized, are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us. Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could have a material adverse effect on our financial condition and results of operations, as we may need to sell certain assets, perhaps on terms unfavorable to us and contrary to our business plans. Such a requirement could also compel us to issue additional securities, which could dilute our current common stockholders. For additional information about the proposals described above and their potential effect on our required levels of regulatory capital, see Capital Management – Regulatory Capital in the MD&A on page 72.
Government measures to regulate the financial industry, including the Financial Reform Act, either individually, in combination or in the aggregate, have increased and will continue to increase our compliance costs and could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the value of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition and results of operations

14 Bank of America 2011

As a financial institution, we are heavily regulated at the state, federal and international levels. As a result of the 2008-2009 financial crisis and related global economic downturn, we have faced and expect to continue to face increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our businesses. These regulatory and legislative measures, either individually, in combination or in the aggregate, could require us to further change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the value of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition and results of operations.
On October 11, 2011, the Federal Reserve, the OCC, FDIC and the SEC, four of the five regulatory agencies charged with promulgating regulations implementing limitations on proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the Volcker Rule) established by the Financial Reform Act, released for comment proposed regulations. On January 11, 2012, the CFTC, the fifth agency, released for comment its proposed regulations under the Volcker Rule. The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. The comment period for the first regulations proposed ended on February 13, 2012 and the comment period for the CFTC regulations will end in March 2012.
The statutory provisions of the Volcker Rule will become effective on July 21, 2012, whether or not the final regulations are adopted, and it gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into compliance. Although GBAM exited its stand-alone proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and to further our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain. However, based on the contents of the proposed regulations, it is possible that the implementation of the Volcker Rule could limit or restrict our remaining trading activities. Implementation of the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds and other subsidiary operations. Additionally, implementation of the Volcker Rule could increase our operational and compliance costs and reduce our trading revenues, and adversely affect our results of operations. The date by which final regulations will be issued is uncertain.
Additionally, the Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain OTC derivatives. The Financial Reform Act grants the CFTC and the SEC substantial new authority and requires numerous rulemakings by these agencies. The Financial Reform Act required regulators to promulgate the rulemakings necessary to implement these regulations by July 16, 2011. However, the rulemaking process was not completed as of that date, and is not expected to conclude until well into 2012. Further, the regulators granted temporary relief from certain requirements that would have taken effect on July 16, 2011 absent any rulemaking. The SEC temporary relief is effective until final rules relevant to each requirement become effective. The CFTC temporary relief is effective until the earlier of July 16, 2012 or the date on which final rules relevant to each requirement become effective. The ultimate impact of these derivatives regulations, and the time it will take to comply, continue to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.
In April 2011, a new regulation became effective that implements revisions to the assessment system mandated by the Financial Reform Act that increased our FDIC expense. In addition, the FDIC has broad discretionary authority to increase assessments on large and highly complex institutions on a case by case basis. Any future increases in required deposit insurance premiums or other bank industry fees could have an adverse impact on our financial condition and results of operations.
The Financial Reform Act provided for a new resolution authority to establish a process to resolve the failure of large systemically important financial institutions. As part of that process, we are required to develop and implement a resolution plan which will be subject to review by the FDIC and the Federal Reserve to determine whether our plan is credible. As a result of FDIC and Federal Reserve review, we could be required to take certain actions over the next several years which could impose operational costs and could potentially result in the divestiture or restructuring of certain businesses and subsidiaries.
In 2011, the Federal Reserve and FDIC jointly approved a final rule that requires the Corporation and other bank holding companies with assets of $50 billion or more, as well as companies designated as systemic by the Financial Stability Oversight Council, to periodically report to the FDIC and the Federal Reserve their plans for a rapid and orderly resolution in the event of material financial distress or failure. If the FDIC and the Federal Reserve determine that a company’s plan is not credible and the company fails to cure the deficiencies in a timely manner, then the FDIC and the Federal Reserve may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations. The Corporation’s initial plan is required to be submitted on or before July 1, 2012, and to be updated annually. Similarly, in the U.K., the FSA has issued proposed rules requiring the submission of significant information about certain U.K. incorporated subsidiaries (including information on intra-group dependencies and legal entity separation) to allow the FSA to develop resolution plans. As a result of the FSA review, we could be required to take certain actions over the next several years which could impose operational costs and potentially could result in the restructuring of certain businesses and subsidiaries.
Under the Financial Reform Act, when a systemically important financial institution such as the Corporation is in default or danger of default, the FDIC may, in certain circumstances, be appointed receiver in order to conduct an orderly liquidation of such systemically important financial institution. In such a case, the FDIC could invoke a new form of resolution authority, called the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. The orderly liquidation authority is modeled in part on the Federal Deposit Insurance Act, but also adopts certain concepts from the U.S. Bankruptcy Code. However, the orderly liquidation authority contains certain differences from the U.S. Bankruptcy Code. Macroprudential systemic protection is the primary objective of the orderly liquidation authority, subject to minimum threshold protections for creditors. Accordingly, in

Bank of America 15

certain circumstances under the orderly liquidation authority, the FDIC could permit payment of obligations determined to be systemically significant (for example, short-term creditors or operating creditors) in lieu of the payment of other obligations (for example, long-term creditors) without the need to obtain creditors’ consent or prior court review. Additionally, under the orderly liquidation authority, amounts owed to the U.S. government generally enjoy a statutory payment priority.
The Financial Reform Act established the CFPB to regulate the offering of consumer financial products or services under the federal consumer financial laws. In addition, under the Financial Reform Act, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under Federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Pursuant to the Financial Reform Act, on July 21, 2011, certain federal consumer financial protection statutes and related regulatory authority were transferred to the CFPB. As a consequence of this transfer of authority, certain Federal consumer financial laws to which we are subject, including, but not limited to, the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Electronic Fund Transfers Act, Fair Credit Reporting Act, Truth in Lending and Truth in Savings Acts will be enforced by the CFPB, subject to certain statutory limitations. On January 4, 2012, a Director of the CFPB was appointed, via recess appointment, and accordingly, the CFPB was vested with full authority to exercise all supervisory, enforcement and rulemaking authorities granted to the CFPB under the Financial Reform Act, including its supervisory powers over non-bank financial institutions such as pay-day lenders and other types of non-bank financial institutions.
On December 20, 2011, the Federal Reserve issued proposed rules to implement enhanced supervisory and prudential requirements and the early remediation requirements established under the Financial Reform Act. The enhanced standards include risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit for certain companies determined to pose a threat to financial stability. Comments on the proposed rules are due by March 31, 2012, and final regulations will not be adopted until after that date. The final rules are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
Many of the provisions under the Financial Reform Act have begun to be phased in or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The Financial Reform Act will continue to have a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.
In December 2010, the Basel Committee issued “Basel III: A global regulatory framework for more resilient banks and banking systems” and “International framework for liquidity risk measurement, standards and monitoring” (together, Basel III). If implemented by U.S. banking regulators as proposed, Basel III’s capital standards could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of trust preferred securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of accumulated OCI in capital, increased capital requirements for counterparty credit risk, and new minimum capital and buffer requirements.
Basel III also proposes two minimum liquidity measures. The LCR measures the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under an acute 30-day stress scenario. The NSFR measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period.
On July 19, 2011, the Basel Committee published the consultative document, “Globally systemic important banks: Assessment methodology and the additional loss absorbency requirement,” which sets out measures for global, systemically important financial institutions including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which they will be phased in. As proposed, the SIFI buffer would be met with additional Tier 1 common equity ranging from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. This will be phased in from 2016 through 2018. U.S. banking regulators have not yet provided similar rules for U.S. implementation of a SIFI buffer.
Preparation for Basel III has influenced and, when finalized, is likely to continue to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us. Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could have a material adverse effect on our financial condition and results of operations, as we may need to liquidate certain assets, perhaps on terms unfavorable to us and contrary to our business plans. Such a requirement could also compel us to issue additional securities, which could dilute our current common stockholders.
For additional information about the regulatory initiatives discussed above, see Regulatory Matters in the MD&A on page 66.
Changes in the structure of the GSEs and the relationship among the GSEs, the government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to the business operations of CRES, and adversely impact certain operations of GBAM.
During the last ten years, the Corporation and its subsidiaries and legacy companies have sold over $2.0 trillion of loans to the GSEs. Each GSE is currently in a conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among

16 Bank of America 2011

the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which GBAM participates. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change to the business operations of CRES and adversely impact certain operations of GBAM.
We face substantial potential legal liability and significant regulatory action, which could have material adverse effects on our cash flows, financial condition and results of operations, or cause significant reputational harm to us.
We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against us and other financial institutions remain high and are increasing. Increased litigation costs, substantial legal liability or significant regulatory action against us could have material adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business prospects. In addition, we continue to face increased litigation risk and regulatory scrutiny. We have continued to experience increased litigation and other disputes with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties have grown more litigious. Our experience with certain regulatory authorities suggests a migration towards an increasing supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. The current environment of additional regulation, increased regulatory compliance burdens, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in significant operational and compliance costs and may limit our ability to continue providing certain products and services.
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
Our businesses and earnings are affected by domestic and international fiscal and monetary policy. The Federal Reserve regulates the supply of money and credit in the U.S. and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments and other assets, such as debt securities and MSRs, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings are also affected by the fiscal or other policies that are adopted by the U.S. government, various U.S. regulatory authorities, and non-U.S. governments and regulatory authorities. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict but could have an adverse impact on our capital requirements and the costs of running our businesses, in turn adversely impacting our financial condition and results of operations.
Changes in U.S. and non-U.S. tax and other laws and regulations could adversely affect our financial condition and results of operations.
The U.S. Congress and the Administration have signaled growing interest in reforming the U.S. corporate income tax. While the timing of such reform is unclear, possible approaches include lowering the 35 percent corporate tax rate, modifying the taxation of income earned outside of the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impact from remeasuring deferred tax assets and liabilities that might result upon enactment of tax reform or the ongoing impact reform might have on income tax expense, but either of these impacts could adversely affect our financial condition and results of operations.
In addition, the income from certain non--U.S. subsidiaries has not been subject to U.S. income tax as a result of long-standing deferral provisions applicable to income that is derived in the active conduct of a banking and financing business (active finance income). The U.S. Congress has extended the application of these deferral provisions several times, most recently in 2010. These provisions now are set to expire for taxable years beginning on or after January 1, 2012. Absent an extension of these provisions, active financing income earned by certain non-U.S. subsidiaries will generally be subject to a tax provision that considers incremental U.S. income tax. The impact of the expiration of these provisions would depend upon the amount, composition and geographic mix of our future earnings.
Other countries have also proposed and, in some cases, adopted certain regulatory changes targeted at financial institutions or that otherwise affect us. The EU has adopted increased capital requirements and the U.K. has (i) increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K; (ii) adopted a Bank Tax Levy which will apply to the aggregate balance sheet of branches and subsidiaries of non-U.K. banks and banking groups operating in the U.K.; and (iii) proposed the creation and production of recovery and resolution plans by U.K.-regulated entities.
On July 19, 2011, the U.K. 2011 Finance Bill was enacted which reduced the corporate income tax rate one percent to 26 percent beginning on April 1, 2011, and then to 25 percent effective April 1, 2012. These rate reductions will favorably affect income tax expense on future U.K. earnings but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. The income tax benefit for 2011 included a $782 million charge for the remeasurement, substantially all of which was recorded in GBAM. If corporate income tax rates were to be reduced to 23 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment (for a total of approximately $800 million). We are also monitoring other international legislative proposals that could materially impact us, such as changes to corporate income tax laws. Currently, in the U.K., net operating loss carryforwards (NOLs) have an indefinite life. Were the U.K.

Bank of America 17

taxing authorities to introduce limitations on the future utilization of NOLs and were the Corporation unable to document its continued ability to fully utilize its NOLs, we would be required to establish a valuation allowance by a charge to corporate income tax expense. Depending upon the nature of the limitations, such a charge could be material to our results of operations in the period of enactment.
Risk of the Competitive Environment in which We Operate
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated in recent years. This trend has also hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as consolidation in and globalization of the financial services industry may result in larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions. Increased competition may negatively affect our results of operations by creating pressure to lower prices on our products and services and reducing market share.
Damage to our reputation could significantly harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Public perception of us and others in the financial services industry appeared to decline in 2011. We continue to face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn as well as alleged irregularities in servicing, foreclosure, consumer collections, mortgage loan modifications and other practices, lending volumes, compensation practices, our acquisitions of Countrywide and Merrill Lynch and the suitability or reasonableness of recommending particular trading or investment strategies.
Significant harm to our reputation can also arise from other sources, including employee misconduct, unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, unintended disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry also can significantly adversely affect our reputation.
We are subject to complex and evolving laws and regulations regarding privacy, data protections and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid into the future. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner that is inconsistent with our current or future practices, or that is inconsistent with one another. We face regulatory, reputational and operational risks if personal, confidential or proprietary information of customers or clients in our possession is mishandled or misused.
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
Our actual or perceived failure to address these and other issues gives rise to reputational risk that could cause significant harm to us and our business prospects, including failure to properly address operational risks. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.
Our ability to attract and retain qualified employees is critical to the success of our businesses and failure to do so could adversely affect our business prospects, including our competitive position and results of operations.
Our performance is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry has been, and is expected to continue to be, intense. Our competitors include non-U.S.-based institutions and institutions otherwise not subject to compensation and hiring regulations imposed on U.S. institutions and financial institutions in particular. The difficulty we face in competing for key personnel is exacerbated in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve, the FDIC or other regulators around the world. Any future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual bonus compensation paid to our senior employees has in recent years taken the form of long-term equity awards. The value of long-term equity awards to senior employees generally has been negatively affected by the significant decline in the market price of our common stock. If we are unable to continue to attract and retain qualified individuals, our business prospects, including our competitive position and results of operations, could be adversely affected.

18 Bank of America 2011

In addition, if we fail to retain the wealth advisors that we employ in GWIM, particularly those with significant client relationships, such failure could result in a significant loss of clients or the withdrawal of significant client assets. Any such loss or withdrawal could adversely impact GWIM’s business activities and our financial condition, results of operations and cash flows.
We may not be able to achieve expected cost savings from cost-saving initiatives, including from Project New BAC, or in accordance with currently anticipated time frames.
We are currently engaged in numerous efforts to achieve certain cost savings, including, among other things, Project New BAC.
Project New BAC is a two-phase, enterprise-wide initiative to simplify and streamline workflows and processes, align businesses and costs more closely with our overall strategic plan and operating principles, and increase revenues. Phase 1 focuses on the consumer businesses, including Deposits, Card Services and CRES, and related support, technology and operations functions. Phase 2 focuses on Global Commercial Banking, GBAM and GWIM, and related support, technology and operations functions not subject to evaluation in Phase 1. All aspects of Project New BAC are expected to be implemented by the end of 2014.
We may be unable to fully realize the cost savings and other anticipated benefits from our cost saving initiatives or in accordance with currently anticipated timeframes.
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
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry and increases in the overall complexity of our operations, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks, including all correlations and downstream secondary or follow-on effects that occur.
For additional information about our risk management policies and procedures, see Managing Risk in the MD&A on page 68.
A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Any such failure also could have a material adverse effect on our business, financial condition and results of operations.
Our businesses are highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. The potential for operational risk exposure exists throughout our organization, including losses resulting from unauthorized trades by any employees.
Integral to our performance is the continued efficacy of our internal processes, systems, relationships with third parties and the vast array of employees and key executives in our day-to-day and ongoing operations. With regard to the physical infrastructure and systems that support our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.
Information security risks for large financial institutions such as the Corporation have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Our banking, brokerage, investment advisory and capital markets businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems, networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’

Bank of America 19

business operations. Because of our prominence, we believe that such attacks may continue.
Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of the Corporation and its role in the financial services industry, our plans to continue to implement our Internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, the continued uncertain global economic environment, and system and customer account conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and increased interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both individual and industry-wide bases, as disparate complex systems need to be integrated, often on an accelerated basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses, and could have a significant adverse impact on our liquidity, financial condition and results of operations.
Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition and results of operations.
For more information on operational risks and our operational risk management, see Operational Risk Management in the MD&A on page 119.

Risk of Being an International Business
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate which could adversely impact our businesses, financial condition and results of operations.
We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, exchange controls, other restrictive actions, unfavorable political and diplomatic developments, and changes in legislation. These risks are especially acute in emerging markets. Many non-U.S. jurisdictions in which we do business have been negatively impacted by recessionary conditions. While a number of these jurisdictions are showing signs of recovery, others continue to experience increasing levels of stress. In addition, the increasing potential risk of default on sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Risks in one country can affect our operations in another country or countries, including our operations in the U.S. As a result, any such unfavorable conditions or developments could have an adverse impact on our businesses, financial condition and results of operations.
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
We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response thereto and/or military conflicts, that could adversely affect business and economic conditions abroad as well as in the U.S.
For more information on our non-U.S. credit and trading portfolio, see Non-U.S. Portfolio in the MD&A on page 104.

20 Bank of America 2011

Risk from Accounting Changes
Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements.

Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Corporation needing to revise and republish prior period financial statements.
For more information on some of our critical accounting policies and standards and recent accounting changes, see Complex Accounting Estimates in the MD&A on page 120 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Bank of America 21

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
As of December 31, 2011, our principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,222,129
One Bryant Park	New York, NY	54 Story Building	GBAM, GWIM and Global Commercial Banking	Leased (2)	1,788,182
Bank of America Home Loans	Calabasas, CA	3 Story Building	CRES	Owned	245,000
Merrill Lynch Financial Center	London, UK	4 Building Campus	GBAM and GWIM	Leased	568,307
Nihonbashi 1-Chome Building	Tokyo, Japan	24 Story Building	GBAM	Leased	263,723

(1)	For leased properties, property square feet represents the square footage occupied by the Corporation.

(2)	The Corporation has a 49.9 percent joint venture interest in this property.

We own or lease approximately 115.5 million square feet in 25,912 locations globally, including approximately 107.9 million square feet in the United States (all 50 U.S. states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico) and approximately 7.6 million square feet in 46 non-U.S. countries.
We believe our owned and leased properties are adequate for our business needs and are well maintained. We continue to evaluate our owned and leased real estate and may determine from time to time that certain of our premises and facilities, or ownership structures, are no longer necessary for our operations. In connection therewith, we are evaluating the sale or sale/

leaseback of certain properties and we may incur costs in connection with any such transactions.
Item 3. Legal Proceedings
See Litigation and Regulatory Matters in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None

22 Bank of America 2011

Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock is also listed on the London Stock Exchange, and certain shares are listed on the Tokyo Stock Exchange. The table below sets forth the high and low closing sales prices of the common stock on the New York Stock Exchange for the periods indicated:

	Quarter	High	Low
2010	first	$18.04	$14.45
	second	19.48	14.37
	third	15.67	12.32
	fourth	13.56	10.95
2011	first	15.25	13.33
	second	13.72	10.50
	third	11.09	6.06
	fourth	7.35	4.99

As of February 17, 2012, there were 237,902 registered shareholders of common stock. During 2010 and 2011, we paid dividends on the common stock on a quarterly basis.
The table below sets forth dividends paid per share of our common stock for the periods indicated:

	Quarter	Dividend
2010	first	$0.01
	second	0.01
	third	0.01
	fourth	0.01
2011	first	0.01
	second	0.01
	third	0.01
	fourth	0.01

For additional information regarding our ability to pay dividends, see Note 15 – Shareholders’ Equity and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated herein by reference.
For information on our equity compensation plans, see Note 20 – Stock-based Compensation Plans to the Consolidated Financial Statements and Item 12 on page 278 of this report, which are incorporated herein by reference.

The table below presents share repurchase activity for the three months ended December 31, 2011.

	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority
(Dollars in millions, except per share information; shares in thousands)				Amounts	Shares
October 1 – 31, 2011	281	$6.15	—	$—	—
November 1 – 30, 2011	3	6.44	—	—	—
December 1 – 31, 2011	80	5.66	—	—	—
Three months ended December 31, 2011	364	6.05

(1)
Consists of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures from terminations of employment related to awards under equity incentive plans.

We did not have any unregistered sales of our equity securities in 2011, except as previously disclosed on Form 8-K.

Item 6. Selected Financial Data
See Table 7 in the MD&A on page 37 and Table XII of the Statistical Tables in the MD&A on page 139, which are incorporated herein by reference.

Bank of America 23

Item 7. Bank of America Corporation and Subsidiaries Management’s Discussion and Analysis of Financial Condition and Results of Operations

Throughout the MD&A, we use certain acronyms and
abbreviations which are defined in the Glossary.

24 Bank of America 2011

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-K, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, and future business and economic conditions more generally, including statements concerning: the potential impacts of the European Union sovereign debt crisis; the impact of the U.K. 2011 Finance Bill and review by the U.K. Financial Services Authority; the charge to income for each one percent reduction in the U.K. corporate income tax rate; the agreements in principle with the state attorneys general and U.S. Department of Justice are expected to result in programs that would extend additional relief to homeowners and make refinancing options available to more homeowners; the programs expected to be developed pursuant to the agreements in principle, including expanded mortgage modification solutions such as broader use of principal reduction, short sales and other additional assistance programs, expanded refinancing opportunities, the amount of our commitments under the agreements in principle, as well as expectations that further details about eligibility and implementation will be provided; that the financial impact of the settlements is not expected to cause any additional reserves over existing accruals as of December 31, 2011 based on our understanding of the terms of the agreements in principle, as well as the expected impact of refinancing assistance and operating costs; that certain amounts may be reduced by credits earned for principal reductions; that our payment obligations under agreements in principle with the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency would be deemed satisfied by payments and provisions of relief under the agreements in principle; the expectation that government entities will provide releases from further liability and the exclusions from the releases; expectations regarding reaching final agreements, obtaining necessary regulatory and court approvals and finalization of the settlements; the planned schedule and details for implementation and completion of, and the expected impact from, Phase 1 and Phase 2 of Project New BAC, including expected personnel reductions and estimated cost savings; the impact of and costs associated with each of the agreements with the Bank of New York Mellon (as trustee for certain legacy Countrywide Financial Corporation (Countrywide) private-label securitization trusts), and each of the government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (collectively, the GSEs), to resolve bulk representations and warranties claims; our expectation that the $1.7 billion in claims from private-label securitization investors in the covered trusts under the private-label securitization settlement with the Bank of New York Mellon (the BNY Mellon Settlement) would be extinguished upon final court approval of the BNY Mellon Settlement; the belief that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in 2011 have provided for a substantial portion of the Corporation’s non-GSE repurchase claims; the estimated range of possible loss for non-GSE representations and warranties exposure as of December 31, 2011 of up to $5 billion over existing accruals and the effect of adverse developments with respect to one or more of the assumptions underlying the liability for non-GSE representations and warranties and the corresponding estimated range of possible loss; the continually evolving behavior of the GSEs, and the Corporation’s intention to monitor and repurchase loans to the extent required under the contracts and standards that govern our relationships with the GSEs and update its processes related to these changing GSE behaviors; our expressed intention not to pay compensatory fees under the new GSE servicing guides; the adequacy of the liability for the remaining representations and warranties exposure to the GSEs and the future impact to earnings, including the impact on such estimated liability arising from the announcement by FNMA regarding mortgage rescissions, cancellations and claim denials; our beliefs regarding our ability to resolve rescissions before the expiration of the appeal period allowed by FNMA; our expectation that mortgage-related assessments and waivers costs and costs related to resources necessary to perform the foreclosure process assessments will remain elevated as additional loans are delayed in the foreclosure process; the expected repurchase claims on the 2004-2008 loan vintages, including the belief regarding reduced exposure related to loans originated after 2008; the Corporation’s intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; future impact of complying with the terms of the consent orders with federal bank regulators regarding the foreclosure process; the impact of delays in connection with the Corporation’s temporary halt of foreclosure proceedings in late 2010; continued cooperation with investigations; the potential materiality of liability with respect to potential servicing-related claims; our estimates regarding the percentages of loans expected to prepay, default or reset in 2012 and thereafter; the net recovery projections for credit default swaps with monoline financial guarantors; the impact on economic conditions and on the Corporation arising from any further changes to the credit rating or perceived creditworthiness of instruments issued, insured or guaranteed by the U.S. government, or of institutions, agencies or instrumentalities directly linked to the U.S. government; the realizability of deferred tax assets prior to expiration of any carryforward periods; credit trends and conditions, including credit losses, credit reserves, the allowance for credit losses, the allowance for loan and lease losses, charge-offs, delinquency, collection and bankruptcy trends, and nonperforming asset levels, including continued expected reductions in the allowance for loan and lease losses in 2012; the role of non-core asset sales in our capital strategy; investment banking fees; sales and trading revenue; consumer and commercial service charges, including the impact of changes in the Corporation’s overdraft policy and the Corporation’s ability to mitigate a decline in revenues; the effects of new accounting pronouncements; capital levels determined by or established in accordance with accounting principles generally accepted in the United States of America and with the requirements

Bank of America 25

of various regulatory agencies, including our ability to comply with any Basel capital requirements endorsed by U.S. regulators within any applicable regulatory timelines; the expectation that the Corporation will meet the Basel III liquidity standards within regulatory timelines; the revenue impact and the impact on the value of our assets and liabilities resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act), including, but not limited to, the Durbin Amendment and the Volcker Rule; our expectations regarding the December 15, 2010 notice of proposed rulemaking on the Risk-based Capital Guidelines for Market Risk; our expectation that our market share of mortgage originations will continue to decline in 2012; CRES’s ceasing to deliver purchase money first mortgage products into FNMA mortgage-backed securities pools and our expectation that this cessation will not have a material impact on CRES’s business; our expectations regarding losses in the event of legitimate mortgage insurance rescissions related to loans held for investment; our expressed intended actions in the response to repurchase requests with which we do not agree; the continued reduction of our debt footprint as appropriate through 2013; the estimated range of possible loss from and the impact of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements; our management processes; credit protection maintained and the effects of certain events on those positions; our estimates of contributions to be made to pension plans; our expectations regarding probable losses related to unfunded lending commitments; our funding strategies including contingency plans; our trading risk management processes; our interest rate and mortgage banking risk management strategies and models; our expressed intention to build capital through retaining earnings, actively reducing legacy asset portfolios and implementing other capital-related initiatives, including focusing on reducing both higher risk-weighted assets and assets currently deducted or expected to be deducted under Basel III, from capital; and other matters relating to the Corporation and the securities that it may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond Bank of America’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of this report and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s timing and determinations regarding any revised comprehensive capital plan submission and the Federal Reserve’s response; the accuracy and variability of estimates and assumptions in determining the expected value of the loss-sharing reinsurance arrangement relating to the agreement with Assured Guaranty and the total cost of the agreement to the Corporation; the Corporation’s resolution of certain representations and warranties obligations with the GSEs and our ability to resolve the GSEs’ remaining claims; the Corporation’s ability to resolve its representations and warranties obligations, and any related servicing, securities, fraud, indemnity or other claims with monolines, and private-label investors and other investors, including those monolines and investors from whom the Corporation has not yet received claims or with whom it has not yet reached any resolutions; the Corporation’s mortgage modification policies and related results; the timing and amount of any potential dividend increase, including any necessary approvals; estimates of the fair value of certain of the Corporation’s assets and liabilities; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the Corporation’s ability to limit liabilities acquired as a result of the Merrill Lynch & Co., Inc. and Countrywide acquisitions; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through six business segments: Deposits, Card Services, Consumer Real Estate Services (CRES), Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. At December 31, 2011, the Corporation had $2.1 trillion in assets and approximately 282,000 full-time equivalent employees.
As of December 31, 2011, we operate in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve approximately 57 million consumer and small business relationships with 5,700 banking centers, 17,750 ATMs, nationwide call centers, and leading online and mobile banking platforms. We offer industry-leading support to approximately four million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

26 Bank of America 2011

Table 1 provides selected consolidated financial data for 2011 and 2010.

Table 1	Selected Financial Data

(Dollars in millions, except per share information)		2011	2010
Income statement
Revenue, net of interest expense (FTE basis) (1)		$94,426	$111,390
Net income (loss)		1,446	(2,238)
Net income, excluding goodwill impairment charges (2)		4,630	10,162
Diluted earnings (loss) per common share (3)		0.01	(0.37)
Diluted earnings per common share, excluding goodwill impairment charges (2)		0.32	0.86
Dividends paid per common share		0.04	0.04
Performance ratios
Return on average assets		0.06%	n/m
Return on average assets, excluding goodwill impairment charges (2)		0.20	0.42%
Return on average tangible shareholders’ equity (1)		0.96	n/m
Return on average tangible shareholders’ equity, excluding goodwill impairment charges (1, 2)		3.08	7.11
Efficiency ratio (FTE basis) (1)		85.01	74.61
Efficiency ratio (FTE basis), excluding goodwill impairment charges (1, 2)		81.64	63.48
Asset quality
Allowance for loan and lease losses at December 31		$33,783	$41,885
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (4)		3.68%	4.47%
Nonperforming loans, leases and foreclosed properties at December 31 (4)		$27,708	$32,664
Net charge-offs		20,833	34,334
Net charge-offs as a percentage of average loans and leases outstanding (4)		2.24%	3.60%
Net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans (4)		2.32	3.73
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		1.62	1.22
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs excluding purchased credit-impaired loans		1.22	1.04
Balance sheet at year end
Total loans and leases		$926,200	$940,440
Total assets		2,129,046	2,264,909
Total deposits		1,033,041	1,010,430
Total common shareholders’ equity		211,704	211,686
Total shareholders’ equity		230,101	228,248
Capital ratios at year end
Tier 1 common capital		9.86%	8.60%
Tier 1 capital		12.40	11.24
Total capital		16.75	15.77
Tier 1 leverage		7.53	7.21

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, see Supplemental Financial Data on page 38, and for a corresponding reconciliation to GAAP financial measures, see Table XV.

(2)
Net income (loss), diluted earnings (loss) per common share, return on average assets, return on average tangible shareholders’ equity and the efficiency ratio have been calculated excluding the impact of goodwill impairment charges of $3.2 billion and $12.4 billion in 2011 and 2010, and accordingly, these are non-GAAP financial measures. For additional information on these measures and ratios, see Supplemental Financial Data on page 38, and for a corresponding reconciliation to GAAP financial measures, see Table XV.

(3)	Due to a net loss applicable to common shareholders in 2010, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 92 and corresponding Table 36, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 100 and corresponding Table 45.

n/m = not meaningful

2011 Economic and Business Environment
The banking environment and markets in which we conduct our businesses will continue to be strongly influenced by developments in the U.S. and global economies, including the results of the European Union (EU) sovereign debt crisis, continued large budget imbalances in key developed nations, and the implementation and rulemaking associated with recent financial reform. The global economy expanded at a diminished pace in 2011, with the U.S., U.K., Europe and Japan all losing momentum, while economic growth in emerging nations diminished somewhat but remained robust.
United States
The U.S. economy expanded only modestly in 2011, as a promising beginning with an improving labor market gave way to an appreciable slowdown in domestic demand early in the year. By mid-year, the labor market had slowed once more, followed by a sharp reversal in the stock market and in consumer sentiment. Increasing oil prices and supply chain disruptions stemming from Japan’s earthquake, along with continued financial market anxiety due to the European sovereign debt crisis and difficult and protracted U.S. budget negotiations related to the federal debt ceiling, contributed to the weakness. As some of these factors dissipated, domestic demand picked up in the second half of 2011, easing U.S. recession fears. In the fourth quarter, equities rebounded from their mid-year declines, consumer confidence edged up and labor markets showed clear signs of improvement. The unemployment rate ended the year at 8.5 percent compared to 9.4 percent at December 31, 2010.
Despite subdued U.S. economic growth, year-over-year inflation drifted higher over the first three quarters of 2011, lifted in part by the surge in energy costs, before edging lower in the fourth quarter. Fears of deflation, prevalent in 2010, faded as year-over-year core inflation, which began 2011 below one percent, moved

Bank of America 27

to above two percent by year end. Nevertheless, bond yields, which drifted gradually lower in the first half of 2011, fell during a volatile third quarter amid anxiety over the European sovereign debt crisis, exacerbated by the U.S. debt ceiling debate and fears of recession. Despite the Standard & Poor’s Rating Services (S&P) ratings downgrade of U.S. sovereign debt, mounting concerns about Europe’s financial crisis generated strong demand for U.S. government securities. The Federal Reserve completed its second round of quantitative easing near mid-year. Responding to sharp declines in equity markets, low consumer expectations and heightened worries about recession, the Federal Reserve adopted another financial support program in September 2011 aimed at lowering bond yields. The program involved sales of $400 billion of shorter-term (less than three years) government securities and purchases of an equal volume of longer-term (six years and over) government bonds. Bonds yields held near all-time post-Great Depression lows at year end.
Housing activity remained at historically low levels in 2011 and the supply of unsold homes remained high. Meanwhile, corporate profits continued to grow at a robust pace in 2011, despite slowing from their initial sharp rebound. After bottoming in late 2010, commercial and industrial lending also accelerated in 2011.
Europe
Europe’s financial crisis escalated in 2011 despite a series of initiatives by policymakers, and several European nations were experiencing recessionary conditions in the fourth quarter. Europe’s problems involve unsustainably high public debt in some nations, including Greece and Portugal, slow growth and significant refinancing risk related to maturing sovereign debt in Italy, and excess household debt and sharp declines in wealth stemming from falling home values following unsustainable housing bubbles in other nations, including Spain and Ireland. These national challenges are closely intertwined with the problems facing Europe’s banks, which are some of the largest holders of the bonds of troubled European nations. During 2011, financial markets became increasingly skeptical that government policies would resolve these problems, and risk-averse investors reduced their exposures to bonds of troubled nations, driving up their bond yields and, to varying degrees, restricting access to capital markets. This exacerbated already onerous debt service burdens. In response, European policymakers provided financial support to troubled nations through the European Financial Stability Facility (EFSF) and purchases of sovereign debt by the European Central Bank (ECB). Despite these efforts, sharp increases in the bond yields of Spanish and Italian bonds further complicated Europe’s financial problems beyond the current capabilities of the EFSF. As the magnitude of the financial stresses rose, reflected in higher sovereign bond yields and mounting funding shortfalls at select banks, the ECB instituted new programs to provide low-cost, three-year loans to European banks, and expanded collateral eligibility. This served to alleviate bank funding pressures toward year end and provided greater liquidity in sovereign debt markets.
Asia
Japan’s economic environment in 2011 was marked by the trauma of its massive earthquake in early 2011 that caused a dramatic decline in economic activity followed by a quick rebound. A sharp decline in consumption and domestic demand was accompanied by temporary production shutdowns of various intermediate and durable goods that disrupted supply chains throughout Asia and the world. The ripple effects were pronounced, although temporary, throughout Asia. China continued to grow rapidly throughout 2011, with real GDP growth exceeding nine percent, despite elevated inflation and government efforts to constrain price pressures through the tightening of monetary policy and bank credit, and regulations that limit speculation and price increases in real estate. China’s economic growth slowed modestly in the second half of the year, reflecting in part slower growth of exports to Europe and other destinations. China’s inflation also began to subside toward year end. Other Asian nations continued to experience strong growth rates.
For information on our non-U.S. portfolio, see Non-U.S. Portfolio on page 104 and Note 28 – Performance by Geographical Area to the Consolidated Financial Statements.
Recent Events
Mortgage Related Matters
Department of Justice/Attorney General Matters
On February 9, 2012, we reached agreements in principle (collectively, the Servicing Resolution Agreements) with (1) the U.S. Department of Justice (DOJ), various federal regulatory agencies and 49 state attorneys general to resolve federal and state investigations into certain origination, servicing and foreclosure practices (the Global AIP), (2) the Federal Housing Administration (FHA) to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily by Countrywide prior to and for a period following our acquisition of that lender (the FHA AIP) and (3) each of the Federal Reserve and the Office of the Comptroller of the Currency (OCC) regarding civil monetary penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011 (the Consent Order AIPs).
The Servicing Resolution Agreements are subject to ongoing discussions among the parties and completion and execution of definitive documentation, as well as required regulatory and court approvals. The FHA AIP provides for an upfront cash payment and an additional cash payment if we fail to meet certain principal reduction thresholds over a three-year period. Under the terms of the Servicing Resolution Agreements, the federal and participating state governments would provide us with releases from liability for certain alleged residential mortgage origination, servicing and foreclosure deficiencies.
The financial impact of the Servicing Resolution Agreements is not expected to require any additional reserves over existing accruals as of December 31, 2011, based on our understanding of the terms of the Servicing Resolution Agreements. The refinancing assistance commitment under the Servicing Resolution Agreements is expected to be recognized as lower interest income in future periods as qualified borrowers pay reduced interest rates on loans refinanced. The Servicing Resolution Agreements do not cover claims arising out of securitization, including representations made to investors respecting mortgage-backed securities (MBS) and certain other claims. For additional information, see Item 1A. Risk Factors and Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 63.

28 Bank of America 2011

Private-label Securitization Settlement with the Bank of New York Mellon
On June 28, 2011, the Corporation, BAC Home Loans Servicing, LP (BAC HLS, which was subsequently merged with and into Bank of America, N.A. (BANA) in July 2011), and its legacy Countrywide affiliates entered into a settlement agreement with BNY Mellon, as trustee (Trustee), to resolve all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 525 legacy Countrywide first-lien and five second-lien non government-sponsored enterprise (GSE) residential mortgage-backed securitization trusts (the Covered Trusts) containing loans principally originated between 2004 and 2008 for which BNY Mellon acts as trustee or indenture trustee (the BNY Mellon Settlement). The BNY Mellon Settlement agreement is subject to final court approval and certain other conditions.
An investor opposed to the settlement removed the proceeding to the U.S. District Court for the Southern District of New York. On October 19, 2011, the district court denied BNY Mellon’s motion to remand the proceeding to state court. BNY Mellon and the Investor Group petitioned to appeal the denial of this motion and on December 27, 2011, the U.S. Court of Appeals for the Second Circuit accepted the appeal and stated in an amended scheduling order that, pursuant to statute, it would decide the appeal by February 27, 2012. On November 4, 2011, the district court entered a written order setting a discovery schedule, and discovery is ongoing.
It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, the conduct of discovery and the resolution of the objections to the settlement and any appeals could also take a substantial period of time and these factors, along with the removal of the proceedings to federal court and the associated appeal, could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.
For additional information about the BNY Mellon Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56, Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 63 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors.
Capital Related Matters
We continued to sell certain business units and assets as part of our capital management and enterprise-wide initiatives. In November 2011, we sold an aggregate of approximately 10.4 billion common shares of China Construction Bank Corporation (CCB) through private transactions with investors resulting in an aggregate pre-tax gain of $2.9 billion. We currently hold approximately one percent of the outstanding common shares of CCB. The sale also generated approximately $2.9 billion of Tier 1 common capital and reduced our risk-weighted assets by $4.9 billion under Basel I, strengthening our Tier 1 common capital ratio by approximately 24 basis points (bps).
In December 2011, we sold our Canadian consumer card portfolio strengthening our Tier 1 common capital ratio by approximately seven bps.
In November and December 2011, we entered into separate agreements with certain institutional preferred and trust preferred security holders to exchange shares, or depositary shares representing fractional interests in shares, of various series of our outstanding preferred stock, or trust preferred or hybrid income term securities of various unconsolidated trusts, as applicable, with an aggregate liquidation preference of $5.8 billion for 400 million shares of our common stock and $2.3 billion aggregate principal amount of our senior notes. In connection with the exchanges of trust preferred securities, we recorded gains of $1.2 billion. The exchanges in aggregate resulted in an increase of $3.9 billion in Tier 1 common capital and increased our Tier 1 common capital ratio approximately 29 bps under Basel I. For additional information regarding these exchanges, see Note 13 – Long-term Debt and Note 15 – Shareholders’ Equity to the Consolidated Financial Statements.
Overall during 2011, we generated 126 bps of Tier 1 common capital and reduced risk-weighted assets by $172 billion, including as a result of, among other things, the exchanges of preferred stock and trust preferred or hybrid securities, our sales of CCB shares and the $5.0 billion investment in preferred stock and common stock warrant by Berkshire Hathaway, Inc. (Berkshire). For additional information on the Berkshire investment, see Note 15 – Shareholders’ Equity to the Consolidated Financial Statements.
As credit spreads for many financial institutions, including the Corporation, have widened during the past year due to global uncertainty and volatility, the market value of debt previously issued by financial institutions has decreased. This uncertainty in the market, evidenced by, among other things, volatility in credit spreads, makes it economically advantageous to consider purchasing and retiring certain of our outstanding debt instruments. In 2012, we completed a tender offer to purchase and retire certain subordinated notes for approximately $3.4 billion in cash and will consider additional purchases in the future depending upon prevailing market conditions, liquidity and other factors. If the purchase of any debt instruments is at an amount less than the carrying value, such purchases would be accretive to earnings and capital.
We intend to continue to build capital through retaining earnings, actively reducing legacy asset portfolios and implementing other capital related initiatives, including focusing on reducing both higher risk-weighted assets and assets currently deducted, or expected to be deducted under Basel III, from capital. We expect non-core asset sales to play a less prominent role in our capital strategy in future periods. We issued approximately 122 million of immediately tradable shares of common stock, or approximately $1.0 billion (after-tax) to certain employees in February 2012 in lieu of a portion of their 2011 year-end cash incentive. We may engage, from time to time, in privately negotiated transactions involving the issuance of common stock, cash or other consideration in exchange for preferred stock and certain trust preferred securities in amounts that are not expected to be material to us, either individually or in the aggregate.

Bank of America 29

Credit Ratings
On December 15, 2011, Fitch Ratings (Fitch) downgraded the Corporation’s and BANA’s long-term and short-term debt ratings as a result of Fitch’s decision to lower its “support floor” for systemically important U.S. financial institutions. On November 29, 2011, S&P downgraded our long-term and short-term debt ratings as well as BANA’s long-term debt rating as a result of S&P’s implementation of revised methodologies for determining Banking Industry Country Risk Assessments and bank ratings. On September 21, 2011, Moody’s Investors Service, Inc. (Moody’s) downgraded our long-term and short-term debt ratings as well as BANA’s long-term debt rating as a result of Moody’s lowering the amount of uplift for potential U.S. government support it incorporates into ratings. On February 15, 2012, Moody’s placed the Corporation’s long-term debt ratings and BANA’s long-term and short-term debt ratings on review for possible downgrade as part of its review of financial institutions with global capital markets operations. Any adjustment to our ratings will be determined based on Moody’s review; however, the agency offered guidance that downgrades to our ratings, if any, would likely be limited to one notch.
Currently, our long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa1/P-2 (negative) by Moody’s, A-/A-2 (negative) by S&P and A/F1 (stable) by Fitch. The rating agencies could make further adjustments to our ratings at any time and there can be no assurance that additional downgrades will not occur.
Under the terms of certain over-the-counter (OTC) derivative contracts and other trading agreements, in the event of a downgrade of our credit ratings or certain subsidiaries’ credit ratings, counterparties to those agreements may require us or certain subsidiaries to provide additional collateral or to terminate those contracts or agreements or provide other remedies.
For information regarding the risks associated with adverse changes in our credit ratings, see Liquidity Risk – Credit Ratings on page 79, Note 4 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors.
European Union Sovereign Credit Risks
Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. Uncertainty in the progress of debt restructuring negotiations and the lack of a clear resolution to the crisis has led to continued volatility in European as well as global financial markets, and if the situation worsens, may further adversely affect these markets. In December 2011, the European Central Bank announced initiatives to address European bank liquidity and funding concerns by providing low-cost, three-year loans to banks, and expanding collateral eligibility. While reducing systemic risk, there remains considerable uncertainty as to future developments regarding the European debt crisis. In early 2012, S&P, Fitch and

Moody’s downgraded the credit ratings of several European countries, and S&P downgraded the credit rating of the EFSF, adding to concerns about investor appetite for continued support in stabilizing the affected countries. Our total sovereign and non-sovereign exposure to Greece, Italy, Ireland, Portugal and Spain, was $15.3 billion at December 31, 2011 compared to $16.6 billion at December 31, 2010. Our total net sovereign and non-sovereign exposure to these countries was $10.5 billion at December 31, 2011 compared to $12.4 billion at December 31, 2010, after taking into account net credit default protection. At December 31, 2011 and 2010, the fair value of net credit default protection purchased was $4.9 billion and $4.2 billion. Losses could still result because our credit protection contracts only pay out under certain scenarios. For a further discussion of our direct sovereign and non-sovereign exposures in Europe, see Non-U.S. Portfolio on page 104 and for more information about the risks associated with our non-sovereign exposures in Europe, see Item 1A. Risk Factors.
Project New BAC
Project New BAC is a two-phase, enterprise-wide initiative to simplify and streamline workflows and processes, align businesses and expenses more closely with our overall strategic plan and operating principles, and increase revenues. Phase 1 evaluations, which were completed in September 2011, focused on the consumer businesses, including Deposits, Card Services and CRES, and related support, technology and operations functions. Phase 2 evaluations began in October 2011 and are focused on Global Commercial Banking, GBAM and GWIM, and related support, technology and operations functions not subject to evaluation in Phase 1. Phase 2 evaluations are expected to continue through April 2012.
Implementation of Phase 1 recommendations began in 2011. Phase 1 has a stated goal of a reduction of approximately 30,000 positions, with natural attrition and the elimination of unfilled positions expected to represent a significant part of the reduction. A stated goal of the full implementation of Phase 1 is to reduce certain costs by $5 billion per year by 2014 and we anticipate that more than 20 percent of these cost savings could be achieved by the end of 2012. As implementation of the Phase 1 recommendations continues and Phase 2 begins, reductions in staffing levels in the affected areas are expected to result in some incremental costs including severance.
Reductions in the areas subject to evaluation for Phase 2 have not yet been fully identified, and accordingly, potential cost savings cannot be estimated at this time; however, they are expected to be lower than Phase 1 because the businesses have lower headcount. All aspects of New BAC are expected to be implemented by the end of 2014. There were no material expenses related to New BAC recorded in 2011. For information about the risks associated with Project New BAC, see Item 1A. Risk Factors.

30 Bank of America 2011

Performance Overview
Net income was $1.4 billion in 2011 compared to a net loss of $2.2 billion in 2010. After preferred stock dividends of $1.4 billion in both 2011 and 2010, net income applicable to common shareholders was $85 million, or $0.01 per diluted common share in 2011 compared to a net loss of $3.6 billion, or $0.37 per diluted common share in 2010. The principal contributors to the pre-tax net income in 2011 were the following: gains of $6.5 billion on the sale of CCB shares (we currently hold approximately one percent of the outstanding common shares), a $7.4 billion reduction in the allowance for credit losses, $3.4 billion of gains on sales of debt securities, positive fair value adjustments of $3.3 billion related to our own credit spreads on structured liabilities, a $1.2 billion gain on the exchange of certain trust preferred securities for common stock and debt and DVA gains on derivatives of $1.0 billion, net of hedges. These contributors were offset by $15.6 billion in representations and warranties provision, litigation expense of $5.6 billion, goodwill impairment charges of $3.2 billion, $1.8 billion of mortgage-related assessments and waivers costs, and $1.1 billion of impairment charges on our merchant services joint venture.

Table 2	Summary Income Statement

(Dollars in millions)		2011	2010
Net interest income (FTE basis) (1)		$45,588	$52,693
Noninterest income		48,838	58,697
Total revenue, net of interest expense (FTE basis) (1)		94,426	111,390
Provision for credit losses		13,410	28,435
Goodwill impairment		3,184	12,400
All other noninterest expense		77,090	70,708
Income (loss) before income taxes		742	(153)
Income tax expense (benefit) (FTE basis) (1)		(704)	2,085
Net income (loss)		1,446	(2,238)
Preferred stock dividends		1,361	1,357
Net income (loss) applicable to common shareholders		$85	$(3,595)

Per common share information
Earnings (loss)		$0.01	$(0.37)
Diluted earnings (loss)		0.01	(0.37)

(1)
Fully taxable-equivalent (FTE) basis is a non-GAAP financial measure. Other companies may define or calculate this measure differently. For more information on this measure, see Supplemental Financial Data on page 38, and for a corresponding reconciliation to a GAAP financial measure, see Table XV.

Net interest income on a FTE basis decreased $7.1 billion in 2011 to $45.6 billion. The decline was primarily due to lower consumer loan balances and yields and decreased investment security yields. Lower trading-related net interest income also negatively impacted 2011 results. These decreases were partially offset by ongoing reductions in our debt footprint and lower rates paid on deposits. The net interest yield on a FTE basis was 2.48 percent for 2011 compared to 2.78 percent for 2010.
Noninterest income decreased $9.9 billion in 2011 to $48.8 billion. The most significant contributors to the decline were lower mortgage banking income, down $11.6 billion largely due to higher representations and warranties provision, and a decrease of $3.4 billion in trading account profits. These declines were partially offset by the gains on the sale of CCB shares and higher positive fair value adjustments related to our own credit on structured liabilities in 2011. In addition, in connection with separate agreements with certain trust preferred security holders to exchange their holdings for common stock and senior notes, we recorded gains of $1.2 billion in 2011. For additional information on these exchange agreements, see Note 13 – Long-term Debt to the Consolidated Financial Statements.
The provision for credit losses decreased $15.0 billion in 2011 to $13.4 billion. The provision for credit losses was $7.4 billion lower than net charge-offs for 2011, resulting in a reduction in the allowance for credit losses, as portfolio trends continued to improve across most of the consumer and commercial businesses, particularly the Card Services and commercial real estate portfolios partially offset by additions to consumer purchased credit-impaired (PCI) loan portfolio reserves. This compared to a $5.9 billion reduction in the allowance for credit losses in 2010.
Noninterest expense decreased $2.8 billion in 2011 to $80.3 billion. The decline was driven by a $9.2 billion decrease in goodwill impairment charges and a $1.2 billion decline in merger and restructuring charges in 2011. Partially offsetting these decreases was a $4.9 billion increase in other general operating expense which included increases of $3.0 billion in litigation expense and $1.6 billion in mortgage-related assessments and waivers costs, and an increase of $1.8 billion in personnel costs due to the continued build-out of certain businesses, technology costs as well as increases in default-related servicing costs.
The income tax benefit on a FTE basis was $704 million on the pre-tax income of $742 million for 2011 compared to income tax expense on a FTE basis of $2.1 billion on the pre-tax loss of $153 million for 2010. For more information, see Financial Highlights – Income Tax Expense on page 34.

Bank of America 31

Segment Results
The following discussion provides an overview of the results of our business segments and All Other for 2011 compared to 2010. For additional information on these results, see Business Segment Operations on page 39.

Table 3	Business Segment Results

	Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2011	2010	2011	2010
Deposits	$12,689	$13,562	$1,192	$1,362
Card Services	18,143	22,340	5,788	(6,980)
Consumer Real Estate Services	(3,154)	10,329	(19,529)	(8,947)
Global Commercial Banking	10,553	11,226	4,402	3,218
Global Banking & Markets	23,618	27,949	2,967	6,297
Global Wealth & Investment Management	17,376	16,289	1,635	1,340
All Other	15,201	9,695	4,991	1,472
Total FTE basis	94,426	111,390	1,446	(2,238)
FTE adjustment	(972)	(1,170)	—	—
Total Consolidated	$93,454	$110,220	$1,446	$(2,238)

(1)
Total revenue is net of interest expense and is on a FTE basis which is a non-GAAP financial measure. For more information on this measure, see Supplemental Financial Data on page 38, and for a corresponding reconciliation to a GAAP financial measure, see Table XV.

Deposits net income decreased compared to the prior year due to a decline in revenue partially offset by lower noninterest expense. The decline in revenue was primarily driven by a decline in service charges reflecting the impact of overdraft policy changes in conjunction with Regulation E that were fully implemented during the third quarter of 2010, partially offset by an increase in net interest income as a result of a customer shift to more liquid products and continued pricing discipline. Noninterest expense decreased due to lower litigation and operating expenses partially offset by an increase in Federal Deposit Insurance Corporation (FDIC) expense.
Card Services net income increased compared to the prior year due primarily to a $10.4 billion non-cash, non-tax deductible goodwill impairment charge in 2010 and a decrease in the provision for credit losses. The decrease in revenue was driven by lower average loan balances and yields. Noninterest income decreased primarily due to the implementation of the Durbin Amendment, the absence of the gain on the sale of our MasterCard position in 2010 and the implementation of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act).
CRES net loss increased compared to the prior year primarily due to a decline in revenue and an increase in noninterest expense. Revenue declined due to an increase in representations and warranties provision, lower core production income and a decrease in insurance income due to the sale of Balboa Insurance Company’s lender-placed insurance business (Balboa). Noninterest expense increased due to higher litigation expense, increased mortgage-related assessments and waivers costs, higher default-related and other loss mitigation expenses and a higher non-cash, non-tax deductible goodwill impairment charge, partially offset by lower insurance and production expenses.
Global Commercial Banking net income increased compared to the prior year primarily due to an improvement in the provision for credit losses. Revenue decreased primarily driven by lower net interest income related to asset and liability management (ALM) activities and lower average loan balances, partially offset by an increase in average deposits. The decrease in the provision for credit losses was driven by improved economic conditions and an accelerated rate of loan resolutions in the commercial real estate portfolio.

GBAM net income decreased compared to the prior year driven by a decline in sales and trading revenue due to a challenging market environment, partially offset by DVA gains, net of hedges. Provision for credit losses decreased driven by the positive impact of the economic environment on the credit portfolio in 2011. Higher noninterest expense was driven primarily by increased costs related to investments in infrastructure. Income tax expense included a charge related to the U.K. corporate income tax rate changes enacted during the year to reduce the carrying value of the deferred tax assets.
GWIM net income increased compared to the prior year driven by higher net interest income, higher asset management fees and lower credit costs, partially offset by higher noninterest expense. Revenue increased driven by higher asset management fees from higher market levels and long-term assets under management (AUM) flows as well as higher net interest income. The provision for credit losses decreased driven by improving portfolio trends. Noninterest expense increased due to higher volume-driven expenses and personnel costs associated with the continued investment in the business.
All Other net income increased compared to the prior year primarily due to higher noninterest income and lower merger and restructuring charges. Noninterest income increased due to an increase in the positive fair value adjustments related to our own credit spreads on structured liabilities as well as the gain on the sale of CCB shares in 2011. The provision for credit losses decreased primarily due to divestitures, improvements in delinquencies, collections and insolvencies in the non-U.S. credit card portfolio and continued run-off in the legacy Merrill Lynch & Co., Inc. (Merrill Lynch) commercial portfolio.
Financial Highlights
Net Interest Income
Net interest income on a FTE basis decreased $7.1 billion to $45.6 billion for 2011 compared to 2010. The decline was primarily due to lower consumer loan balances and yields and decreased investment security yields, including the acceleration of purchase premium amortization from an increase in modeled prepayment expectations, and increased hedge ineffectiveness. Lower trading-related net interest income also negatively impacted 2011 results.

32 Bank of America 2011

These decreases were partially offset by ongoing reductions in our debt footprint and lower interest rates paid on deposits. The net interest yield on a FTE basis decreased 30 bps to 2.48 percent for 2011 compared to 2010 as the yield continues to be under pressure due to the aforementioned items and the low rate environment. We expect net interest income to continue to be muted based on the current forward yield curve in 2012.
Noninterest Income

Table 4	Noninterest Income

(Dollars in millions)		2011	2010
Card income		$7,184	$8,108
Service charges		8,094	9,390
Investment and brokerage services		11,826	11,622
Investment banking income		5,217	5,520
Equity investment income		7,360	5,260
Trading account profits		6,697	10,054
Mortgage banking income (loss)		(8,830)	2,734
Insurance income		1,346	2,066
Gains on sales of debt securities		3,374	2,526
Other income		6,869	2,384
Net impairment losses recognized in earnings on available-for-sale debt securities		(299)	(967)
Total noninterest income		$48,838	$58,697

Noninterest income decreased $9.9 billion to $48.8 billion for 2011 compared to 2010. The following highlights the significant changes.

•
Card income decreased $924 million primarily due to the implementation of new interchange fee rules under the Durbin Amendment, which became effective on October 1, 2011 and the CARD Act provisions that were implemented during 2010.

•	Service charges decreased $1.3 billion largely due to the impact of overdraft policy changes in conjunction with Regulation E, which became effective in the third quarter of 2010.

•
Equity investment income increased $2.1 billion. The results for 2011 included $6.5 billion of gains on the sale of CCB shares, $836 million of CCB dividends and a $377 million gain on the sale of our investment in BlackRock, Inc. (BlackRock), partially offset by $1.1 billion of impairment charges on our merchant services joint venture. The prior year included $2.5 billion of net gains which included the sales of certain strategic investments, $2.3 billion of gains in our Global Principal Investments (GPI) portfolio which included both cash gains and fair value adjustments, and $535 million of CCB dividends.

•
Trading account profits decreased $3.4 billion primarily due to adverse market conditions and extreme volatility in the credit markets compared to the prior year. DVA gains, net of hedges, on derivatives were $1.0 billion in 2011 compared to $262 million in 2010 as a result of a widening of our credit spreads. In conjunction with regulatory reform measures GBAM exited its stand-alone proprietary trading business as of June 30, 2011. Proprietary trading revenue was $434 million for the six months ended June 30, 2011 compared to $1.4 billion for 2010.

•
Mortgage banking income decreased $11.6 billion primarily due to an $8.8 billion increase in the representations and warranties provision which was largely related to the BNY Mellon Settlement. Also contributing to the decline was lower production income due to a reduction in new loan origination volumes partially offset by an increase in servicing income.

•
Other income increased $4.5 billion primarily due to positive fair value adjustments of $3.3 billion related to widening of our own credit spreads on structured liabilities compared to $18 million in 2010. In addition, 2011 included a $771 million gain on the sale of Balboa as well as a $1.2 billion gain on the exchange of certain trust preferred securities for common stock and debt.

Provision for Credit Losses
The provision for credit losses decreased $15.0 billion to $13.4 billion for 2011 compared to 2010. The provision for credit losses was $7.4 billion lower than net charge-offs for 2011, resulting in a reduction in the allowance for credit losses driven primarily by lower delinquencies, improved collection rates and fewer bankruptcy filings across the Card Services portfolio, and improvement in overall credit quality in the commercial real estate portfolio partially offset by additions to consumer PCI loan portfolio reserves. This compared to a $5.9 billion reduction in the allowance for credit losses in 2010. We expect reductions in the allowance for credit losses to be lower in 2012.
The provision for credit losses related to our consumer portfolio decreased $11.1 billion to $14.3 billion for 2011 compared to 2010. The provision for credit losses related to our commercial portfolio including the provision for unfunded lending commitments decreased $3.9 billion to a benefit of $915 million for 2011 compared to 2010.
Net charge-offs totaled $20.8 billion, or 2.24 percent of average loans and leases for 2011 compared to $34.3 billion, or 3.60 percent for 2010. The decrease in net charge-offs was primarily driven by improvements in general economic conditions that resulted in lower delinquencies, improved collection rates and fewer bankruptcy filings across the Card Services portfolio as well as lower losses in the home equity portfolio driven primarily by fewer delinquent loans. For more information on the provision for credit losses, see Provision for Credit Losses on page 108.
Noninterest Expense

Table 5	Noninterest Expense

(Dollars in millions)		2011	2010
Personnel		$36,965	$35,149
Occupancy		4,748	4,716
Equipment		2,340	2,452
Marketing		2,203	1,963
Professional fees		3,381	2,695
Amortization of intangibles		1,509	1,731
Data processing		2,652	2,544
Telecommunications		1,553	1,416
Other general operating		21,101	16,222
Goodwill impairment		3,184	12,400
Merger and restructuring charges		638	1,820
Total noninterest expense		$80,274	$83,108

Noninterest expense decreased $2.8 billion to $80.3 billion for 2011 compared to 2010. The prior year included goodwill impairment charges of $12.4 billion compared to $3.2 billion for 2011.
Personnel expense increased $1.8 billion for 2011 attributable to personnel costs related to the continued build-out of certain businesses, technology costs as well as increases in default-

Bank of America 33

related servicing. Additionally, professional fees increased $686 million related to consulting fees for regulatory initiatives as well as higher legal expenses. Other general operating expenses increased $4.9 billion largely as a result of a $3.0 billion increase in litigation expense, primarily mortgage-related, and an increase of $1.6 billion in mortgage-related assessments and waivers costs. Merger and restructuring expenses decreased $1.2 billion in 2011.
Income Tax Expense
The income tax benefit was $1.7 billion on the pre-tax loss of $230 million for 2011 compared to income tax expense of $915 million on the pre-tax loss of $1.3 billion for 2010. These amounts are before FTE adjustments. The effective tax rate for 2011 was not meaningful due to a small pre-tax loss, and for 2010, due to the impact of non-deductible goodwill impairment charges of $12.4 billion.
The income tax benefit for 2011 was driven by recurring tax preference items, such as tax-exempt income and affordable housing credits, a $1.0 billion benefit from the release of the remaining valuation allowance applicable to the Merrill Lynch capital loss carryover deferred tax asset, and a benefit of $823 million for planned realization of previously unrecognized deferred tax assets related to the tax basis in certain subsidiaries. These benefits were partially offset by the $782 million tax charge for the U.K. corporate income tax rate reductions referred to below.

The $3.2 billion of goodwill impairment charges recorded in 2011 were non-deductible.
The effective tax rate for 2010 excluding goodwill impairment charges from pre-tax income was 8.3 percent. In addition to our recurring tax preference items, this rate was driven by a $1.7 billion benefit from the release of a portion of the valuation allowance applicable to the Merrill Lynch capital loss carryover deferred tax asset, partially offset by the $392 million charge from a one percent reduction to the U.K. corporate income tax rate enacted during 2010.
On July 19, 2011, the U.K. 2011 Finance Bill was enacted which reduced the corporate income tax rate one percent to 26 percent beginning on April 1, 2011, and then to 25 percent effective April 1, 2012. These rate reductions will favorably affect income tax expense on future U.K. earnings but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. As noted above, the income tax benefit for 2011 included a $782 million charge for the remeasurement, substantially all of which was recorded in GBAM. If corporate income tax rates were to be reduced to 23 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment (for a total of approximately $800 million).

Balance Sheet Overview

Table 6	Selected Balance Sheet Data

		December 31		Average Balance
(Dollars in millions)		2011	2010	2011	2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell		$211,183	$209,616	$245,069	$256,943
Trading account assets		169,319	194,671	187,340	213,745
Debt securities		311,416	338,054	337,120	323,946
Loans and leases		926,200	940,440	938,096	958,331
Allowance for loan and lease losses		(33,783)	(41,885)	(37,623)	(45,619)
All other assets		544,711	624,013	626,320	732,260
Total assets		$2,129,046	$2,264,909	$2,296,322	$2,439,606
Liabilities
Deposits		$1,033,041	$1,010,430	$1,035,802	$988,586
Federal funds purchased and securities loaned or sold under agreements to repurchase		214,864	245,359	272,375	353,653
Trading account liabilities		60,508	71,985	84,689	91,669
Commercial paper and other short-term borrowings		35,698	59,962	51,894	76,676
Long-term debt		372,265	448,431	421,229	490,497
All other liabilities		182,569	200,494	201,238	205,290
Total liabilities		1,898,945	2,036,661	2,067,227	2,206,371
Shareholders’ equity		230,101	228,248	229,095	233,235
Total liabilities and shareholders’ equity		$2,129,046	$2,264,909	$2,296,322	$2,439,606

At December 31, 2011, total assets were $2.1 trillion, a decrease of $136 billion, or six percent, from December 31, 2010. Average total assets decreased $143 billion in 2011. At December 31, 2011, total liabilities were $1.9 trillion, a decrease of $138 billion, or seven percent, from December 31, 2010. Average total liabilities decreased $139 billion in 2011.
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

34 Bank of America 2011

Assets
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed and securities purchased under agreements to resell are utilized to accommodate customer transactions, earn interest rate spreads and obtain securities for settlement. Average federal funds sold and securities borrowed or purchased under agreements to resell decreased $11.9 billion, or five percent, in 2011 attributable to an overall decline in balance sheet usage.
Trading Account Assets
Trading account assets consist primarily of fixed-income securities including government and corporate debt, and equity and convertible instruments. Year-end trading account assets decreased $25.4 billion in 2011 primarily due to actions to reduce risk on the balance sheet. Average trading account assets decreased $26.4 billion in 2011 primarily due to a reclassification of noninterest-earning equity securities from trading account assets to other assets for average balance sheet purposes.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, MBS, principally agency MBS, foreign bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create more economically attractive returns on these investments. Year-end balances of debt securities decreased $26.6 billion due to agency MBS sales in 2011. Average balances of debt securities increased $13.2 billion due to agency MBS purchases in the second half of 2010 and the first three quarters of 2011. For additional information on available-for-sale (AFS) debt securities, see Note 5 – Securities to the Consolidated Financial Statements.
Loans and Leases
Year-end and average loans and leases decreased $14.2 billion to $926.2 billion and $20.2 billion to $938.1 billion in 2011. The decrease was primarily due to consumer portfolio run-off outpacing new originations and loan portfolio sales, partially offset by non-U.S. commercial growth as international demand continues to remain high. For a more detailed discussion of the loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Allowance for Loan and Lease Losses
Year-end and average allowance for loan lease losses decreased $8.1 billion and $8.0 billion in 2011 primarily due to the impact of the improving economy partially offset by reserve additions in the PCI portfolio throughout 2011. For a more detailed discussion of the Allowance for Loan and Lease Losses, see page 109.
All Other Assets
Year-end and average other assets decreased $79.3 billion and $105.9 billion in 2011 driven primarily by the sale of strategic investments, a reduction in loans held-for-sale (LHFS) and lower mortgage servicing rights (MSRs). Average other assets was also impacted by lower cash balances held at the Federal Reserve.
Liabilities
Deposits
Year-end and average deposits increased $22.6 billion and $47.2 billion to $1.0 trillion in 2011. The increase was attributable to growth in our noninterest-bearing deposits.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned and securities sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Year-end and average federal funds purchased and securities loaned or sold under agreements to repurchase decreased $30.5 billion and $81.3 billion in 2011 primarily due to planned funding reductions.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in fixed-income securities including government and corporate debt, equity and convertible instruments. Year-end and average trading account liabilities decreased $11.5 billion and $7.0 billion in 2011 in line with declines in trading account assets.
Commercial Paper and Other Short-term Borrowings
Commercial paper and other short-term borrowings provide an additional funding source. Year-end and average commercial paper and other short-term borrowings decreased $24.3 billion to $35.7 billion and $24.8 billion to $51.9 billion in 2011 due to planned reductions in wholesale borrowings. During 2011, we reduced to an insignificant amount our use of unsecured short-term borrowings including commercial paper and master notes.
Long-term Debt
Year-end and average long-term debt decreased $76.2 billion to $372.3 billion and $69.3 billion to $421.2 billion in 2011. The decreases were attributable to the Corporation’s strategy to reduce our debt footprint. For additional information on long-term debt, see Note 13 – Long-term Debt to the Consolidated Financial Statements.
All Other Liabilities
Year-end all other liabilities decreased $17.9 billion in 2011 driven primarily by a decline in the liability related to collateral held, a decrease in lower customer margin credits and liquidation of a consolidated variable interest entity (VIE).
Shareholders’ Equity
Year-end shareholders’ equity increased $1.9 billion. The increase was driven primarily by the investment by Berkshire, exchanges of certain preferred securities for common stock and debt and positive earnings. Average shareholders’ equity decreased $4.1 billion in 2011 primarily driven by losses late in 2010.

Bank of America 35

Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the AFS securities portfolio and other short-term investments. Our financing activities reflect cash flows primarily related to increased customer deposits and net long-term debt repayments.
Cash and cash equivalents increased $11.7 billion during 2011 due to sales of non-core assets and net sales of AFS securities partially offset by repayment and maturities of certain long-term debt. Cash and cash equivalents decreased $12.9 billion during 2010 due to repayment and maturities of certain long-term debt and net purchases of AFS securities partially offset by deposit growth.
During 2011, net cash provided by operating activities was $64.5 billion compared to $82.6 billion in 2010. The more significant adjustments to net income (loss) to arrive at cash provided by operating activities included the provision for credit losses, goodwill impairment charges and the net decrease in trading and derivative instruments.
During 2011, net cash provided by investing activities increased to $52.4 billion primarily driven by net sales of debt securities. During 2010, net cash of $30.3 billion was used in investing activities primarily for net purchases of debt securities.
During 2011 and 2010, the net cash used in financing activities of $104.7 billion and $65.4 billion primarily reflected the net decreases in long-term debt as maturities outpaced new issuances.

36 Bank of America 2011

Table 7	Five Year Summary of Selected Financial Data

(In millions, except per share information)		2011	2010	2009	2008	2007
Income statement
Net interest income		$44,616	$51,523	$47,109	$45,360	$34,441
Noninterest income		48,838	58,697	72,534	27,422	32,392
Total revenue, net of interest expense		93,454	110,220	119,643	72,782	66,833
Provision for credit losses		13,410	28,435	48,570	26,825	8,385
Goodwill impairment		3,184	12,400	—	—	—
Merger and restructuring charges		638	1,820	2,721	935	410
All other noninterest expense (1)		76,452	68,888	63,992	40,594	37,114
Income (loss) before income taxes		(230)	(1,323)	4,360	4,428	20,924
Income tax expense (benefit)		(1,676)	915	(1,916)	420	5,942
Net income (loss)		1,446	(2,238)	6,276	4,008	14,982
Net income (loss) applicable to common shareholders		85	(3,595)	(2,204)	2,556	14,800
Average common shares issued and outstanding		10,143	9,790	7,729	4,592	4,424
Average diluted common shares issued and outstanding (2)		10,255	9,790	7,729	4,596	4,463
Performance ratios
Return on average assets		0.06%	n/m	0.26%	0.22%	0.94%
Return on average common shareholders’ equity		0.04	n/m	n/m	1.80	11.08
Return on average tangible common shareholders’ equity (3)		0.06	n/m	n/m	4.72	26.19
Return on average tangible shareholders’ equity (3)		0.96	n/m	4.18	5.19	25.13
Total ending equity to total ending assets		10.81	10.08%	10.38	9.74	8.56
Total average equity to total average assets		9.98	9.56	10.01	8.94	8.53
Dividend payout		n/m	n/m	n/m	n/m	72.26
Per common share data
Earnings (loss)		$0.01	$(0.37)	$(0.29)	$0.54	$3.32
Diluted earnings (loss) (2)		0.01	(0.37)	(0.29)	0.54	3.29
Dividends paid		0.04	0.04	0.04	2.24	2.40
Book value		20.09	20.99	21.48	27.77	32.09
Tangible book value (3)		12.95	12.98	11.94	10.11	12.71
Market price per share of common stock
Closing		$5.56	$13.34	$15.06	$14.08	$41.26
High closing		15.25	19.48	18.59	45.03	54.05
Low closing		4.99	10.95	3.14	11.25	41.10
Market capitalization		$58,580	$134,536	$130,273	$70,645	$183,107
Average balance sheet
Total loans and leases		$938,096	$958,331	$948,805	$910,871	$776,154
Total assets		2,296,322	2,439,606	2,443,068	1,843,985	1,602,073
Total deposits		1,035,802	988,586	980,966	831,157	717,182
Long-term debt		421,229	490,497	446,634	231,235	169,855
Common shareholders’ equity		211,709	212,686	182,288	141,638	133,555
Total shareholders’ equity		229,095	233,235	244,645	164,831	136,662
Asset quality (4)
Allowance for credit losses (5)		$34,497	$43,073	$38,687	$23,492	$12,106
Nonperforming loans, leases and foreclosed properties (6)		27,708	32,664	35,747	18,212	5,948
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)		3.68%	4.47%	4.16%	2.49%	1.33%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)		135	136	111	141	207
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (6)		101	116	99	136	n/a
Amounts included in allowance that are excluded from nonperforming loans (7)		$17,490	$22,908	$17,690	$11,679	$6,520
Allowances as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (7)		65%	62%	58%	70%	91%
Net charge-offs		$20,833	$34,334	$33,688	$16,231	$6,480
Net charge-offs as a percentage of average loans and leases outstanding (6)		2.24%	3.60%	3.58%	1.79%	0.84%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)		2.74	3.27	3.75	1.77	0.64
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)		3.01	3.48	3.98	1.96	0.68
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		1.62	1.22	1.10	1.42	1.79
Capital ratios (year end)
Risk-based capital:
Tier 1 common		9.86%	8.60%	7.81%	4.80%	4.93%
Tier 1		12.40	11.24	10.40	9.15	6.87
Total		16.75	15.77	14.66	13.00	11.02
Tier 1 leverage		7.53	7.21	6.88	6.44	5.04
Tangible equity (3)		7.54	6.75	6.40	5.11	3.73
Tangible common equity (3)		6.64	5.99	5.56	2.93	3.46

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)
Due to a net loss applicable to common shareholders for 2010 and 2009, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 38 and Table XV.

(4)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 81 and Commercial Portfolio Credit Risk Management on page 94.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 92 and corresponding Table 36 and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 100 and corresponding Table 45.

(7)	Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to Card Services portfolios, PCI loans and the non-U.S. credit card portfolio in All Other.
n/m = not meaningful
n/a = not applicable

Bank of America 37

Supplemental Financial Data
We view net interest income and related ratios and analyses on a FTE basis, which are non-GAAP financial measures. We believe managing the business with net interest income on a FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.
As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield measures the bps we earn over the cost of funds.
We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents an adjusted shareholders’ equity or common shareholders’ equity amount which has been reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models all use Return on average tangible shareholders’ equity (ROTE) as key measures to support our overall growth goals.

•
Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of adjusted common shareholders’ equity plus any Common Equivalent Securities (CES). The tangible common equity ratio represents adjusted common shareholders’ equity plus any CES divided by total assets less goodwill and intangible assets (excluding

MSRs), net of related deferred tax liabilities.

•
ROTE measures our earnings contribution as a percentage of adjusted average shareholders’ equity. The tangible equity ratio represents adjusted total shareholders’ equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•	Tangible book value per common share represents adjusted ending common shareholders’ equity divided by ending common shares outstanding.
In addition, we evaluate our business segment results based on measures that utilize return on average economic capital, a non-GAAP financial measure, including the following:

•
Return on average economic capital for the segments is calculated as net income, adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average economic capital.

•	Economic capital represents allocated equity less goodwill and a percentage of intangible assets (excluding MSRs).
The aforementioned supplemental data and performance measures are presented in Tables 7 and 8 and Statistical Tables XII and XIV. In addition, in Table 8 and Statistical Table XIV, we have excluded the impact of goodwill impairment charges of $3.2 billion and $12.4 billion recorded in 2011 and 2010 when presenting certain of these metrics. Accordingly, these are non-GAAP financial measures.
Statistical Tables XV, XVI and XVII provide reconciliations of these non-GAAP financial measures with financial measures defined by GAAP. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 8	Five Year Supplemental Financial Data

(Dollars in millions, except per share information)		2011	2010	2009	2008	2007
Fully taxable-equivalent basis data
Net interest income		$45,588	$52,693	$48,410	$46,554	$36,190
Total revenue, net of interest expense		94,426	111,390	120,944	73,976	68,582
Net interest yield		2.48%	2.78%	2.65%	2.98%	2.60%
Efficiency ratio		85.01	74.61	55.16	56.14	54.71
Performance ratios, excluding goodwill impairment charges (1)
Per common share information
Earnings		$0.32	$0.87
Diluted earnings		0.32	0.86
Efficiency ratio		81.64%	63.48%
Return on average assets		0.20	0.42
Return on average common shareholders’ equity		1.54	4.14
Return on average tangible common shareholders’ equity		2.46	7.03
Return on average tangible shareholders’ equity		3.08	7.11

(1)	Performance ratios are calculated excluding the impact of goodwill impairment charges of $3.2 billion and $12.4 billion recorded during 2011 and 2010.

38 Bank of America 2011

Core Net Interest Income
We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the GBAM business segment section on page 49, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for GBAM. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, all of which adjust for the impact of market-based activities from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 9 provides additional clarity in assessing our results.

Table 9	Core Net Interest Income

(Dollars in millions)		2011	2010
Net interest income (FTE basis)
As reported (1)		$45,588	$52,693
Impact of market-based net interest income (2)		(3,813)	(4,430)
Core net interest income		41,775	48,263
Average earning assets
As reported		1,834,659	1,897,573
Impact of market-based earning assets (2)		(448,776)	(512,804)
Core average earning assets		$1,385,883	$1,384,769
Net interest yield contribution (FTE basis)
As reported (1)		2.48%	2.78%
Impact of market-based activities (2)		0.53	0.71
Core net interest yield on earning assets		3.01%	3.49%

(1)	Net interest income and net interest yield include fees earned on overnight deposits placed with the Federal Reserve of $186 million and $368 million for 2011 and 2010.

(2)	Represents the impact of market-based amounts included in GBAM.

Core net interest income decreased $6.5 billion to $41.8 billion for 2011 compared to 2010. The decline was primarily due to lower consumer loan balances and yields and decreased investment security yields, including the acceleration of purchase premium amortization from an increase in modeled prepayment expectations and increased hedge ineffectiveness. These decreases were partially offset by ongoing reductions in our debt footprint and lower interest rates paid on deposits.
Core average earning assets increased $1.1 billion to $1,385.9 billion for 2011 compared to 2010. The increase was primarily due to growth in investment securities partially offset by declines in consumer loans.
Core net interest yield decreased 48 bps to 3.01 percent for 2011 compared to 2010 primarily due to the factors noted above. In addition, the yield curve flattened significantly with long-term rates near historical lows at December 31, 2011. This has resulted in net interest yield compression as assets have repriced down and liability yields have declined less significantly due to the absolute low level of short-end rates.
Business Segment Operations
Segment Description and Basis of Presentation
We report the results of our operations through six business segments: Deposits, Card Services, CRES, Global Commercial Banking, GBAM and GWIM, with the remaining operations recorded in All Other.
We prepare and evaluate segment results using certain non-GAAP financial measures, many of which are discussed in

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
Equity is allocated to business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. The nature of these risks is discussed further on page 68. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The total amount of average allocated equity reflects both risk-based capital and the portion of goodwill and intangibles specifically assigned to the business segments. The risk-adjusted methodology is periodically refined and such refinements are reflected as changes to allocated equity in each segment.
For more information on selected financial information for the business segments and reconciliations to consolidated total revenue, net income (loss) and year-end total assets, see Note 26 – Business Segment Information to the Consolidated Financial Statements.

Bank of America 39

Deposits

(Dollars in millions)	2011	2010	% Change
Net interest income (FTE basis)	$8,471	$8,278	2%
Noninterest income:
Service charges	3,995	5,057	(21)
All other income	223	227	(2)
Total noninterest income	4,218	5,284	(20)
Total revenue, net of interest expense	12,689	13,562	(6)

Provision for credit losses	173	201	(14)
Noninterest expense	10,633	11,196	(5)
Income before income taxes	1,883	2,165	(13)
Income tax expense (FTE basis)	691	803	(14)
Net income	$1,192	$1,362	(12)

Net interest yield (FTE basis)	2.02%	2.00%
Return on average allocated equity	5.02	5.62
Return on average economic capital (1)	20.66	21.97
Efficiency ratio (FTE basis)	83.80	82.55

Balance Sheet

Average
Total earning assets	$419,445	$413,595	1
Total assets	445,922	440,030	1
Total deposits	421,106	414,877	2
Allocated equity	23,735	24,222	(2)
Economic capital (1)	5,786	6,247	(7)

Year end
Total earning assets	$418,623	$414,215	1
Total assets	445,680	440,954	1
Total deposits	421,871	415,189	2
Client brokerage assets	66,576	63,597	5

(1)
Return on average economic capital and economic capital are non-GAAP financial measures. For additional information on these measures, see Supplemental Financial Data on page 38 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVI.

Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. Deposit products provide a relatively stable source of funding and liquidity for the Corporation. We earn net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and implied maturity of the deposits.
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

Net income decreased $170 million to $1.2 billion in 2011 compared to 2010 due to a decrease in revenue partially offset by a decrease in noninterest expense. Revenue of $12.7 billion was down $873 million from a year ago primarily driven by a decline in service charges reflecting the impact of overdraft policy changes in conjunction with Regulation E that were fully implemented during the third quarter of 2010. This was partially offset by an increase in net interest income due to a customer shift to more liquid products and continued pricing discipline. Noninterest expense decreased $563 million, or five percent, to $10.6 billion due to lower litigation and operating expenses partially offset by an increase in FDIC expense.
Average deposits increased $6.2 billion from a year ago driven by a customer shift to more liquid products in a low interest rate environment as checking, traditional savings and money market savings grew $23.6 billion. Growth in liquid products was partially offset by a decline in average time deposits of $17.4 billion. As a result of the shift in the mix of deposits and our continued pricing discipline, rates paid on average deposits declined by 16 bps to 27 bps in 2011 compared to 2010.

40 Bank of America 2011

Card Services

(Dollars in millions)	2011	2010	% Change
Net interest income (FTE basis)	$11,507	$14,413	(20)%
Noninterest income:
Card income	6,286	7,049	(11)
All other income	350	878	(60)
Total noninterest income	6,636	7,927	(16)
Total revenue, net of interest expense	18,143	22,340	(19)

Provision for credit losses	3,072	10,962	(72)
Goodwill impairment	—	10,400	n/m
All other noninterest expense	6,024	5,957	1
Income (loss) before income taxes	9,047	(4,979)	n/m
Income tax expense (FTE basis)	3,259	2,001	63
Net income (loss)	$5,788	$(6,980)	n/m

Net interest yield (FTE basis)	9.04%	9.85%
Return on average allocated equity	27.40	n/m
Return on average economic capital (1)	55.08	23.62
Efficiency ratio (FTE basis)	33.20	73.22
Efficiency ratio, excluding goodwill impairment charge (FTE basis)	33.20	26.66

Balance Sheet

Average
Total loans and leases	$126,084	$145,081	(13)
Total earning assets	127,259	146,304	(13)
Total assets	130,266	150,672	(14)
Allocated equity	21,128	32,418	(35)
Economic capital (1)	10,539	14,774	(29)

Year end
Total loans and leases	$120,669	$137,024	(12)
Total earning assets	121,992	138,072	(12)
Total assets	127,636	138,491	(8)

(1)
Return on average economic capital and economic capital are non-GAAP financial measures. For additional information on these measures, see Supplemental Financial Data on page 38 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVI.

n/m = not meaningful

Card Services is one of the leading issuers of credit and debit cards in the U.S. to consumers and small businesses providing a broad offering of lending products including co-branded and affinity products. During 2011, we sold our Canadian consumer card business and we are evaluating our remaining international consumer card operations. In light of these actions, the international consumer card business results were moved to All Other, prior period results have been reclassified and the Global Card Services business segment was renamed Card Services.
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
On June 29, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment, effective October 1, 2011, that established the maximum allowable interchange fees a bank can receive for a debit card transaction. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements, with which we are currently in compliance. In addition, the Federal Reserve approved rules governing routing and exclusivity, requiring issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which are effective April 1, 2012. For more information on the final interchange rules, see Regulatory Matters on page 66. The new interchange fee rules resulted in a reduction of debit card revenue in the fourth quarter of 2011 of $430 million.
Net income increased $12.8 billion to $5.8 billion in 2011 primarily due to the $10.4 billion goodwill impairment charge in 2010, and a $7.9 billion decrease in the provision for credit losses in 2011. This was partially offset by a decrease in revenue of $4.2 billion, or 19 percent, to $18.1 billion in 2011 compared to 2010.
Net interest income decreased $2.9 billion, or 20 percent, to $11.5 billion in 2011 compared to 2010 driven by lower average loan balances and yields. The net interest yield decreased 81 bps to 9.04 percent due to charge-offs and paydowns of higher interest rate products. Noninterest income decreased $1.3 billion, or 16 percent, to $6.6 billion in 2011 compared to 2010 due to the implementation of the Durbin Amendment on October 1, 2011, the gain on the sale of our MasterCard position in 2010 and the implementation of the CARD Act in 2010.
The provision for credit losses decreased $7.9 billion to $3.1 billion in 2011 compared to 2010 reflecting improving delinquencies and collections, and fewer bankruptcies as a result of improving economic conditions, and lower loan balances. For more information on the provision for credit losses, see Provision for Credit Losses on page 108.

Bank of America 41

The return on average economic capital increased due to higher net income and a decrease in average economic capital. Average economic capital decreased 29 percent due to lower levels of credit risk from a decline in loan balances as well as an improvement in credit quality. Average allocated equity decreased primarily due to the $10.4 billion goodwill impairment charge in 2010 as well as the same reasons as the decrease in economic capital. For more information regarding economic capital and allocated equity, see Supplemental Financial Data on page 38.
Average loans decreased $19.0 billion, or 13 percent, in 2011 compared to 2010 driven by higher payments, charge-offs, continued run-off of non-core portfolios and the impact of portfolio divestitures during 2011.

42 Bank of America 2011

Consumer Real Estate Services

	2011
(Dollars in millions)	Home Loans	Legacy Asset Servicing	Other	Total Consumer Real Estate Services	2010	% Change
Net interest income (FTE basis)	$1,964	$1,324	$(81)	$3,207	$4,662	(31)%
Noninterest income:
Mortgage banking income (loss)	3,330	(12,176)	653	(8,193)	3,164	n/m
Insurance income	750	—	—	750	2,061	(64)
All other income	959	123	—	1,082	442	145
Total noninterest income (loss)	5,039	(12,053)	653	(6,361)	5,667	n/m
Total revenue, net of interest expense	7,003	(10,729)	572	(3,154)	10,329	n/m

Provision for credit losses	234	4,290	—	4,524	8,490	(47)
Goodwill impairment	—	—	2,603	2,603	2,000	30
All other noninterest expense	5,649	13,642	(1)	19,290	12,886	50
Income (loss) before income taxes	1,120	(28,661)	(2,030)	(29,571)	(13,047)	127
Income tax expense (benefit) (FTE basis)	416	(10,689)	231	(10,042)	(4,100)	145
Net income (loss)	$704	$(17,972)	$(2,261)	$(19,529)	$(8,947)	118

Net interest yield (FTE basis)	2.78%	1.96%	(0.48)%	2.07%	2.52%
Efficiency ratio (FTE basis)	80.67	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$54,784	$65,036	$—	$119,820	$129,234	(7)
Total earning assets	70,612	67,518	16,760	154,890	185,344	(16)
Total assets	72,785	83,140	34,442	190,367	224,994	(15)
Allocated equity	n/a	n/a	n/a	16,202	26,016	(38)
Economic capital (1)	n/a	n/a	n/a	14,852	21,214	(30)

Year end
Total loans and leases	$52,369	$59,990	$—	$112,359	$122,933	(9)
Total earning assets	58,822	63,331	10,228	132,381	172,082	(23)
Total assets	61,417	79,023	23,272	163,712	212,412	(23)

(1)
Average economic capital is a non-GAAP financial measure. For additional information on these measures, see Supplemental Financial Data on page 38 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVI.

n/m = not meaningful
n/a = not applicable

CRES was realigned effective January 1, 2011 and its activities are now referred to as Home Loans, Legacy Asset Servicing and Other. This realignment allows CRES management to lead the ongoing home loan business while also providing greater focus and transparency on legacy mortgage issues.
CRES generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOC) and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while we retain MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.
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
Home Loans
Home Loans products are available to our customers through our retail network of approximately 5,700 banking centers, mortgage loan officers in approximately 500 locations and a sales force offering our customers direct telephone and online access to our products. These products were also offered through our correspondent lending channel; however, we exited this channel in late 2011. In 2011, we also exited the reverse mortgage origination business. In October 2010, we exited the first mortgage wholesale acquisition channel. These strategic changes were made to allow greater focus on our direct to consumer channels, deepen relationships with existing customers and use mortgage products to acquire new relationships.

Bank of America 43

Home Loans includes ongoing loan production activities, certain servicing activities and the CRES home equity portfolio not originally selected for inclusion in the Legacy Asset Servicing portfolio. Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to non-default related customer inquiries. Home Loans also included insurance operations through June 30, 2011, when the ongoing insurance business was transferred to Card Services following the sale of Balboa.
Due to the realignment of CRES, the composition of the Home Loans loan portfolio does not currently reflect a normalized level of credit losses and noninterest expense which we expect will develop over time.
Legacy Asset Servicing
Legacy Asset Servicing is responsible for servicing and managing the exposures related to selected residential mortgage, home equity and discontinued real estate loan portfolios. These selected loan portfolios include owned loans and loans serviced for others, including loans held in other business segments and All Other (collectively, the Legacy Asset Servicing portfolio). The Legacy Asset Servicing portfolio includes residential mortgage loans, home equity loans and discontinued real estate loans that would not have been originated under our underwriting standards at December 31, 2010. Countrywide loans that were impaired at the time of acquisition (the Countrywide PCI portfolio) as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011 are also included in the Legacy Asset Servicing portfolio. Since determining the pool of loans to be included in the Legacy Asset Servicing portfolio as of January 1, 2011, the criteria have not changed for this portfolio. However, the criteria for inclusion of certain assets and liabilities in the Legacy Asset Servicing portfolio will continue to be evaluated over time.
Legacy Asset Servicing results reflect the net cost of legacy exposures that is included in the results of CRES, including representations and warranties provision, litigation costs, and financial results of the CRES home equity portfolio selected as part of the Legacy Asset Servicing portfolio. In addition, certain revenues and expenses on loans serviced for others, including loans serviced for other business segments and All Other, are included in Legacy Asset Servicing results. The results of the Legacy Asset Servicing residential mortgage and discontinued real estate portfolios are recorded primarily in All Other.
Our home retention efforts are part of our servicing activities, along with supervising foreclosures and property dispositions. These default-related activities are performed by Legacy Asset Servicing. In an effort to help our customers avoid foreclosure, Legacy Asset Servicing evaluates various workout options prior to foreclosure sales which, combined with our temporary halt of foreclosures announced in October 2010, has resulted in elongated default timelines. For additional information on our servicing activities and foreclosures, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 63
The total owned loans in the Legacy Asset Servicing portfolio decreased $15.7 billion in 2011 to $154.9 billion at December 31, 2011, of which $60.0 billion are reflected on the balance sheet of Legacy Asset Servicing within CRES and the remainder are held on the balance sheet of All Other.
Other
The Other component within CRES includes the results of MSR activities, including net hedge results, together with any related assets or liabilities used as economic hedges. The change in the value of the MSRs reflects the change in discount rates and prepayment speed assumptions, as well as the effect of changes in other assumptions, including the cost to service. These amounts are not allocated between Home Loans and Legacy Asset Servicing since the MSRs are managed as a single asset. For additional information on MSRs, see Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements. Goodwill assigned to CRES was included in Other; however, the remaining balance of goodwill was written off in its entirety in 2011.
CRES Results
The CRES net loss increased $10.6 billion to $19.5 billion in 2011 compared to 2010. Revenue declined $13.5 billion to a loss of $3.2 billion due in large part to a decrease of $11.4 billion in mortgage banking income driven by an increase in representations and warranties provision of $8.8 billion and a decrease in core production income of $3.4 billion in 2011.
The representations and warranties provision in 2011 included $8.6 billion related to the BNY Mellon Settlement and $7.0 billion related to other exposures. For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. The decrease in core production income was due to a decline in loan funding volume caused primarily by a drop in market share, which reflected decisions to price certain loan products in order to align the volume of new loan applications with our underwriting capacity in both the retail and correspondent channels and our exit from the correspondent channel in late 2011. Also contributing to the decline in revenue was a $1.3 billion decrease in insurance income due to the sale of Balboa in 2011 and a decline in net interest income primarily due to lower average LHFS balances. Revenue for 2011 also included a pre-tax gain on the sale of Balboa of $752 million, net of an inter-segment advisory fee.
The provision for credit losses decreased $4.0 billion to $4.5 billion in 2011 compared to 2010 driven primarily by improving portfolio trends, including lower reserve additions in the Countrywide PCI home equity portfolio.
Noninterest expense increased $7.0 billion to $21.9 billion in 2011 compared to 2010 primarily due to a $3.6 billion increase in litigation expense, $1.6 billion higher mortgage-related assessments and waivers costs, higher default-related and other loss mitigation servicing expenses and a non-cash, non-tax deductible goodwill impairment charge of $2.6 billion in 2011 compared to a $2.0 billion goodwill impairment charge in 2010.
In 2011, we recorded $1.8 billion of mortgage-related assessments and waivers costs, which included $1.3 billion for compensatory fees as a result of elongated default timelines. These increases were partially offset by a decrease of $1.1 billion in insurance expense due to the sale of Balboa and a decline of $640 million in production expense primarily due to lower origination volumes.

44 Bank of America 2011

Compensatory fees are fees that we expect to be assessed by the government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs), as a result of foreclosure delays pursuant to first mortgage seller/servicer guides with the GSEs which provide timelines to complete the liquidation of delinquent loans. In instances where we fail to meet these timelines, our agreements provide the GSEs with the option to assess compensatory fees. The remainder of the mortgage-related assessments and waivers costs are out-of-pocket costs that we do not expect to recover. We expect these costs will remain elevated as additional loans are delayed in the foreclosure process. We also expect that continued elevated costs, including costs related to resources necessary to perform the foreclosure process assessments and to implement other operational changes, will continue.
Average economic capital decreased 30 percent due to a reduction in credit risk driven by lower loan balances, and the sale of Balboa. Average allocated equity decreased for the same reasons as economic capital as well as the goodwill impairment charges in 2011 and 2010. For more information regarding economic capital and allocated equity, see Supplemental Financial Data on page 38.
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
The table below summarizes the components of mortgage banking income.

Mortgage Banking Income

(Dollars in millions)	2011	2010
Production loss:
Core production revenue	$2,797	$6,182
Representations and warranties provision	(15,591)	(6,785)
Total production loss	(12,794)	(603)
Servicing income:
Servicing fees	5,959	6,475
Impact of customer payments (1)	(2,621)	(3,759)
Fair value changes of MSRs, net of economic hedge results (2)	656	376
Other servicing-related revenue	607	675
Total net servicing income	4,601	3,767
Total CRES mortgage banking income (loss)	(8,193)	3,164
Eliminations (3)	(637)	(430)
Total consolidated mortgage banking income (loss)	$(8,830)	$2,734

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the year.

(2)	Includes sale of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.

Core production revenue of $2.8 billion in 2011 decreased $3.4 billion from 2010 due primarily to lower new loan origination volumes. The 52 percent decline in new loan originations was caused primarily by a drop in market share, as previously discussed, combined with the decline in the overall market demand for mortgages from 2010 to 2011. The representations and warranties provision increased $8.8 billion to $15.6 billion in 2011 due to the BNY Mellon Settlement and other exposures.
Net servicing income increased $834 million in 2011 due to a lower impact of customer payments partially offset by lower servicing fees driven by a decline in the servicing portfolio. Improved MSR results, net of hedges also contributed to the increase in net servicing income.

Bank of America 45

Key Statistics

(Dollars in millions, except as noted)	2011		2010
Loan production
CRES:
First mortgage	$139,273		$287,236
Home equity	3,694		7,626
Total Corporation (1):
First mortgage	151,756		298,038
Home equity	4,388		8,437

Year end
Mortgage servicing portfolio (in billions) (2, 3)	$1,763		$2,057
Mortgage loans serviced for investors (in billions) (3)	1,379		1,628
Mortgage servicing rights:
Balance	7,378		14,900
Capitalized mortgage servicing rights (% of loans serviced for investors)	54	bps	92	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

(3)
The total Corporation mortgage servicing portfolio included $1,029 billion in Home Loans and $734 billion in Legacy Asset Servicing at December 31, 2011. The total Corporation mortgage loans serviced for investors included $831 billion in Home Loans and $548 billion in Legacy Asset Servicing at December 31, 2011.

First mortgage production was $151.8 billion in 2011 compared to $298.0 billion in 2010 with the decrease primarily due to a reduction in both the correspondent and retail sales channels. Additionally, the overall industry market demand for mortgages dropped by approximately 17 percent in 2011, contributing to the decline in mortgage production. We expect our market share of mortgage originations in 2012 to be lower than our market share in 2011, due to our exit from the correspondent channel.
Home equity production was $4.4 billion in 2011 compared to $8.4 billion in 2010 with the decrease primarily due to a decline in reverse mortgage originations based on our decision to exit this business in 2011.
At December 31, 2011, the consumer MSR balance was $7.4 billion, which represented 54 bps of the related unpaid principal balance compared to $14.9 billion or 92 bps of the related unpaid principal balance at December 31, 2010. The decline in the consumer MSR balance was primarily driven by lower mortgage rates, which resulted in higher forecasted prepayment speeds combined with the impact of elevated expected costs to service delinquent loans, which reduced expected cash flows and the value of the MSRs, and MSR sales. In addition, the MSRs declined as a result of customer payments. These declines were partially offset by adjustments to prepayment models to reflect muted refinancing activity relative to historic norms and by the addition of new MSRs recorded in connection with sales of loans. During 2011, MSRs in the amount of $896 million were sold. Gains recognized on these transactions were not significant. These sales were undertaken to reduce the balance of MSRs, lower our default-related servicing costs and reduce risk in certain portfolios in preparation of the implementation of Basel III. For additional information on Basel III, see Capital Management – Regulatory Capital Changes on page 73 and for information on MSRs and the related hedge instruments, see Mortgage Banking Risk Management on page 119 and Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements.

46 Bank of America 2011

Global Commercial Banking

(Dollars in millions)	2011	2010	% Change
Net interest income (FTE basis)	$7,176	$8,007	(10)%
Noninterest income:
Service charges	2,264	2,340	(3)
All other income	1,113	879	27
Total noninterest income	3,377	3,219	5
Total revenue, net of interest expense	10,553	11,226	(6)

Provision for credit losses	(634)	1,979	n/m
Noninterest expense	4,234	4,130	3
Income before income taxes	6,953	5,117	36
Income tax expense (FTE basis)	2,551	1,899	34
Net income	$4,402	$3,218	37

Net interest yield (FTE basis)	2.65%	2.94%
Return on average allocated equity	10.77	7.38
Return on average economic capital (1)	21.83	14.07
Efficiency ratio (FTE basis)	40.12	36.79

Balance Sheet

Average
Total loans and leases	$189,415	$203,824	(7)
Total earning assets	270,901	272,401	(1)
Total assets	309,044	309,326	—
Total deposits	169,192	148,638	14
Allocated equity	40,867	43,590	(6)
Economic capital (1)	20,172	22,906	(12)

Year end
Total loans and leases	$188,262	$194,038	(3)
Total earning assets	250,882	274,624	(9)
Total assets	289,985	312,807	(7)
Total deposits	176,941	161,279	10

(1)
Return on average economic capital and economic capital are non-GAAP financial measures. For additional information on these measures, see Supplemental Financial Data on page 38 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVI.

n/m = not meaningful

Global Commercial Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include business banking and middle-market companies, commercial real estate firms and governments, and are generally defined as companies with annual sales up to $2 billion. Our lending products and services include commercial loans and commitment facilities, real estate lending, asset-based lending and indirect consumer loans. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Effective in 2011, management responsibility for the merchant services joint venture, Banc of America Merchant Services, LLC, was moved from GBAM to Global Commercial Banking where it more closely aligns with the business model. Prior periods have been reclassified to reflect this change. In 2011, we recorded $1.1 billion of impairment charges on our investment in the joint venture. Because of the recent transfer of the joint venture to Global Commercial Banking, the impairment charges were recorded in All Other. For additional information, see Note 5 – Securities to the Consolidated Financial Statements.

Net income increased $1.2 billion to $4.4 billion in 2011 from 2010 primarily driven by an improvement in the provision for credit losses, offset by lower revenue and higher expenses.
Revenue decreased $673 million primarily driven by lower net interest income related to ALM activities and lower average loan balances, partially offset by an increase in average deposits as clients continue to maintain high levels of liquidity. Noninterest income increased $158 million largely due to a gain on the termination of a purchase contract, an increase in tax credit and commercial card income, and higher investment gains in the commercial real estate portfolio.
The provision for credit losses decreased $2.6 billion to a benefit of $634 million for 2011 compared to 2010. The decrease was driven by improved economic conditions and an accelerated rate of loan resolutions in the commercial real estate portfolio.
Noninterest expense increased $104 million driven primarily by higher FDIC expense.
The return on average economic capital increased due to higher net income and the 12 percent decrease in average economic capital. Economic capital decreased due to declining loan balances and improvements in credit quality. Average allocated equity decreased due to the same reasons as economic capital. For more information regarding economic capital and allocated equity, see Supplemental Financial Data on page 38.

Bank of America 47

Global Commercial Banking Revenue
Global Commercial Banking revenue can also be categorized into treasury services revenue primarily from capital and treasury management, and business lending revenue derived from credit related products and services as shown in the table below.

Global Commercial Banking

(Dollars in millions)	2011	2010
Global Treasury Services	$4,854	$4,741
Business Lending	5,699	6,485
Total revenue, net of interest expense	$10,553	$11,226

Total average deposits	$169,192	$148,638
Total average loans and leases	189,415	203,824

Treasury services revenue increased $113 million to $4.9 billion, driven by increased net interest income from the funding benefit of increased deposits, partially offset by lower treasury service charges. As clients manage through current economic conditions, we have seen usage of certain treasury services decline and increased conversion of paper to electronic services. These actions combined with our clients leveraging compensating balances to offset fees have decreased treasury service charges.
Business lending revenue decreased $786 million to $5.7 billion due to lower net interest income related to ALM activities and lower loan balances. Average loan and lease balances decreased $14.4 billion to $189.4 billion as commercial real estate net paydowns and sales outpaced new originations and renewals.

48 Bank of America 2011

Global Banking & Markets

(Dollars in millions)	2011	2010	% Change
Net interest income (FTE basis)	$7,401	$8,000	(7)%
Noninterest income:
Service charges	1,730	1,874	(8)
Investment and brokerage services	2,345	2,377	(1)
Investment banking fees	5,242	5,406	(3)
Trading account profits	6,573	9,689	(32)
All other income	327	603	(46)
Total noninterest income	16,217	19,949	(19)
Total revenue, net of interest expense	23,618	27,949	(15)

Provision for credit losses	(296)	(166)	78
Noninterest expense	18,179	17,535	4
Income before income taxes	5,735	10,580	(46)
Income tax expense (FTE basis)	2,768	4,283	(35)
Net income	$2,967	$6,297	(53)

Return on average allocated equity	7.97%	12.58%
Return on average economic capital (1)	11.22	15.82
Efficiency ratio (FTE basis)	76.97	62.74

Balance Sheet

Average
Total trading-related assets (2)	$473,861	$507,830	(7)
Total loans and leases	116,075	98,593	18
Total earning assets (2)	563,870	601,084	(6)
Total assets	725,177	753,844	(4)
Total deposits	116,088	97,858	19
Allocated equity	37,233	50,037	(26)
Economic capital (1)	26,583	39,931	(33)

Year end
Total trading-related assets (2)	$399,202	$417,715	(4)
Total loans and leases	133,126	99,964	33
Total earning assets (2)	493,340	512,959	(4)
Total assets	637,754	653,737	(2)
Total deposits	122,296	109,691	11

(1)
Return on average economic capital and economic capital are non-GAAP financial measures. For additional information on these measures, see Supplemental Financial Data on page 38 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVI.

(2)	Trading-related assets includes assets which are not considered earning assets (i.e., derivative assets).

GBAM provides advisory services, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide debt and equity underwriting and distribution capabilities, merger-related and other advisory services, and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage positions in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS and asset-backed securities (ABS). Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. GBAM is a leader in the global distribution of fixed-income, currency and energy commodity products and derivatives. GBAM also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products. Our corporate banking services provide a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our corporate clients are generally defined as companies with annual sales greater than $2 billion.
Net income decreased $3.3 billion to $3.0 billion in 2011 primarily driven by a decline of $4.2 billion in sales and trading revenue. The decrease in sales and trading revenue was due to a challenging market environment, partially offset by DVA gains, net of hedges. In 2011, DVA gains, net of hedges, were $1.0 billion compared to $262 million in 2010 due to the widening of our credit spreads.
The provision for credit losses decreased $130 million to a benefit of $296 million in 2011 from a benefit of $166 million in 2010 driven by the positive impact of the economic environment on the credit portfolio. Noninterest expense increased $644 million driven primarily by higher costs related to investments in infrastructure.

Bank of America 49

Income tax expense included a $774 million charge to reduce the carrying value of the deferred tax assets as a result of a reduction in the U.K. corporate income tax rate enacted during 2011 compared to a charge of $388 million for a rate reduction enacted in 2010. For additional information related to the U.K. corporate income tax rate reduction, see Financial Highlights – Income Tax Expense on page 34.
The return on average economic capital decreased due to lower net income partially offset by a 33 percent decrease in average economic capital due to reductions in credit risk driven by improved risk ratings, lower counterparty credit risk and a decline in market risk-related trading exposures. Average allocated equity decreased due to the same reasons as economic capital. For more information regarding economic capital and allocated equity, see Supplemental Financial Data on page 38.
Sales and trading revenue and investment banking fees may continue to be adversely affected in 2012 by lower client activity and challenging market conditions as a result of, among other things, the European sovereign debt crisis, uncertainty regarding the outcome of the evolving domestic regulatory landscape, our credit ratings and market volatility.
Components of Global Banking & Markets
Sales and Trading Revenue
Sales and trading revenue is segregated into fixed income including investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, residential mortgage-backed securities (RMBS), swaps and collateralized debt obligations (CDOs); currencies including interest rate and foreign exchange contracts; commodities including primarily futures, forwards and options; and equity income from equity-linked derivatives and cash equity activity.

Sales and Trading Revenue (1)

(Dollars in millions)	2011	2010
Fixed income, currencies and commodities	$8,868	$12,857
Equity income	3,968	4,155
Total sales and trading revenue	$12,836	$17,012

(1)
Includes a FTE adjustment of $202 million and $274 million for 2011 and 2010. For additional information on sales and trading revenue, including sales and trading investment and brokerage services and net interest income, see Note 4 – Derivatives to the Consolidated Financial Statements.

Fixed income, currencies and commodities (FICC) revenue decreased $4.0 billion, or 31 percent, to $8.9 billion in 2011 compared to 2010 primarily due to lower client activity and continued adverse market conditions impacting our mortgage products, credit, and rates and currencies businesses, partially offset by DVA gains, net of hedges. Equity income decreased $187 million, or five percent, to $4.0 billion in 2011 compared to 2010 primarily due to lower equity derivative trading volumes. Sales and trading revenue included total commissions and brokerage fee revenue of $2.3 billion ($2.2 billion from equities and $144 million from FICC) in 2011 compared to $2.4 billion ($2.2 billion from equities and $148 million from FICC) in 2010.
In conjunction with regulatory reform measures and our initiative to optimize our balance sheet, we exited our stand-alone proprietary trading business as of June 30, 2011, which involved trading activities in a variety of products, including stocks, bonds, currencies and commodities. Proprietary trading revenue was $434 million for the six months ended June 30, 2011 compared to $1.4 billion for 2010. For additional information on restrictions on proprietary trading, see Regulatory Matters – Limitations on Proprietary Trading on page 66.
Investment Banking Fees
Product specialists within GBAM provide advisory services, and underwrite and distribute debt and equity issuances and other loan products. The table below presents total investment banking fees for GBAM which represent a majority of the Corporation’s total investment banking income, with the remainder reported in GWIM and Global Commercial Banking.

Investment Banking Fees (1)

(Dollars in millions)	2011	2010
Advisory (2)	$1,246	$1,018
Debt issuance	2,693	3,059
Equity issuance	1,303	1,329
Total investment banking fees	$5,242	$5,406

(1)	Includes self-led deals of $372 million and $264 million for 2011 and 2010.

(2)	Advisory includes fees on debt and equity advisory services and mergers and acquisitions.

Investment banking fees decreased $164 million in 2011 compared to 2010 primarily driven by lower debt issuance fees due to challenging market conditions partially offset by higher advisory fees.
Global Corporate Banking
Client relationship teams along with product partners work with our customers to provide a wide range of lending-related products and services, integrated working capital management and treasury solutions through the Corporation’s global network of offices. The table below presents total net revenue, total average deposits, and total average loans and leases for Global Corporate Banking.

Global Corporate Banking

(Dollars in millions)	2011	2010
Global Treasury Services	$2,448	$2,259
Business Lending	3,092	3,272
Total revenue, net of interest expense	$5,540	$5,531

Total average deposits	$108,663	$90,083
Total average loans and leases	97,346	81,415

Global Corporate Banking revenue of $5.5 billion for 2011 remained in line with 2010. Global Treasury Services revenue increased $189 million in 2011 compared to 2010 as growth in U.S. and non-U.S. deposit volumes was partially offset by a challenging rate environment. Business Lending revenues decreased $180 million in 2011 as growth in loans was offset by a declining rate environment and lower accretion on acquired portfolios due to the impact of prepayments in prior periods.
Global Corporate Banking average deposits increased 21 percent in 2011 compared to 2010 as balances continued to grow due to clients’ excess liquidity and limited alternative investment options. Average loan and lease balances in Global Corporate Banking increased 20 percent in 2011 due to growth in the commercial loan and non-U.S. trade finance portfolios driven by continuing international demand and improved domestic momentum.

50 Bank of America 2011

Collateralized Debt Obligation and Monoline Exposure
CDO vehicles hold diversified pools of fixed-income securities and issue multiple tranches of debt securities including commercial paper, and mezzanine and equity securities. Our CDO-related exposure can be divided into funded and unfunded super senior liquidity commitment exposure and other super senior exposure, including cash positions and derivative contracts. For more information on our CDO positions, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements. Super senior exposure represents the most senior class of notes that are issued by the CDO vehicles and benefits from the subordination of all other securities issued by the CDO vehicles. In 2011, we recorded losses of $86 million from our CDO-related exposure compared to losses of $573 million in 2010.
At December 31, 2011, our super senior CDO exposure before consideration of insurance, net of write-downs, was $376 million, comprised solely of trading account assets, compared to $2.0 billion, comprised of $1.3 billion in trading account assets and $675 million in AFS debt securities at December 31, 2010. Of our super senior CDO exposure at December 31, 2011, $224 million was hedged and $152 million was unhedged compared to $772 million hedged and $1.2 billion unhedged at December 31, 2010. At December 31, 2011, there were no unrealized losses recorded in accumulated other comprehensive income (OCI) on super senior cash positions and retained positions from liquidated CDOs compared to $466 million at December 31, 2010. The change was the result of sales of ABS CDOs.
With the Merrill Lynch acquisition, we acquired a loan that is collateralized by U.S. super senior ABS CDOs and recorded in All Other. For additional information, see All Other on page 54.
Excluding amounts related to transactions with a single counterparty, which were transferred to other assets as discussed below, the table below presents our original total notional, mark-to-market receivable and credit valuation adjustment for credit default swaps (CDS) and other positions with monolines.

Credit Default Swaps with Monoline Financial Guarantors

	December 31
(Dollars in millions)	2011	2010
Notional	$21,070	$38,424

Mark-to-market or guarantor receivable	$1,766	$9,201
Credit valuation adjustment	(417)	(5,275)
Total	$1,349	$3,926
Credit valuation adjustment %	24%	57%
Gains (losses)	$116	$(24)

Total monoline exposure, net of credit valuation adjustments, decreased $2.6 billion to $1.3 billion at December 31, 2011 driven by terminated monoline contracts and the reclassification of certain exposures. During 2011, we terminated all of our monoline contracts referencing super senior ABS CDOs and reclassified net monoline exposure with a carrying value of $1.3 billion ($4.7 billion gross receivable less impairment) at December 31, 2011 from derivative assets to other assets because of the inherent default risk. Because these contracts no longer provide a hedge benefit, they are no longer considered derivative trading instruments. This exposure relates to a single counterparty and is recorded at fair value based on current net recovery projections. The net recovery projections take into account the present value of projected payments expected to be received from the counterparty.

Bank of America 51

Global Wealth & Investment Management

(Dollars in millions)	2011	2010	% Change
Net interest income (FTE basis)	$6,046	$5,677	6%
Noninterest income:
Investment and brokerage services	9,310	8,660	8
All other income	2,020	1,952	3
Total noninterest income	11,330	10,612	7
Total revenue, net of interest expense	17,376	16,289	7

Provision for credit losses	398	646	(38)
Noninterest expense	14,395	13,227	9
Income before income taxes	2,583	2,416	7
Income tax expense (FTE basis)	948	1,076	(12)
Net income	$1,635	$1,340	22

Net interest yield (FTE basis)	2.24%	2.31%
Return on average allocated equity	9.19	7.42
Return on average economic capital (1)	23.44	19.57
Efficiency ratio (FTE basis)	82.84	81.20

Balance Sheet

Average
Total loans and leases	$102,143	$99,269	3
Total earning assets	270,423	246,236	10
Total assets	290,357	267,163	9
Total deposits	254,777	232,318	10
Allocated equity	17,802	18,068	(1)
Economic capital (1)	7,106	7,290	(3)

Year end
Total loans and leases	$103,459	$100,724	3
Total earning assets	263,347	275,260	(4)
Total assets	283,844	296,251	(4)
Total deposits	253,029	257,982	(2)

(1)
Return on average economic capital and economic capital are non-GAAP financial measures. For additional information on these measures, see Supplemental Financial Data on page 38 and for corresponding reconciliations to GAAP financial measures, see Statistical Table XVI.

GWIM consists of three primary businesses: Merrill Lynch Global Wealth Management (MLGWM); U.S. Trust, Bank of America Private Wealth Management (U.S. Trust); and Retirement Services.
MLGWM’s advisory business provides a high-touch client experience through a network of more than 17,000 financial advisors focused on clients with over $250,000 in total investable assets. MLGWM provides tailored solutions to meet our clients’ needs through a full set of brokerage, banking and retirement products in both domestic and international locations.
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
In 2011, revenue from MLGWM was $13.5 billion, up eight percent from 2010 driven by an increase in asset management fees, due to higher average market levels, and long-term AUM flows, as well as higher net interest income. Revenue from U.S. Trust was $2.7 billion, which remained relatively unchanged from 2010 as an increase in asset management fees primarily from higher market levels was partially offset by lower net interest income. Revenue from Retirement Services was $1.0 billion, up 11 percent compared to 2010 primarily due to higher market levels.

52 Bank of America 2011

GWIM results are impacted by the migration of clients and their related deposit and loan balances to or from Deposits, CRES and the ALM portfolio, as presented in the Migration Summary table. Migration in 2011 included the movement of balances to Merrill Edge, which is in Deposits. Subsequent to the date of the migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

Migration Summary

(Dollars in millions)	2011	2010
Average
Total deposits – GWIM from / (to) Deposits	$(2,032)	$2,486
Total loans – GWIM to CRES and the ALM portfolio	(174)	(1,405)
Year end
Total deposits – GWIM from / (to) Deposits	$(2,918)	$4,317
Total loans – GWIM to CRES and the ALM portfolio	(299)	(1,625)

Net income increased $295 million, or 22 percent, to $1.6 billion in 2011 compared to 2010 driven by higher net interest income, higher asset management fees and lower credit costs, partially offset by higher noninterest expense. Net interest income increased $369 million, or six percent, to $6.0 billion as the impact of higher average deposit balances more than offset the impact of a lower rate environment. Noninterest income increased $718 million, or seven percent, to $11.3 billion primarily due to higher asset management fees driven by higher average market levels in

2011 compared to 2010 and continued long-term AUM flows. The provision for credit losses decreased $248 million, or 38 percent, to $398 million driven by improving portfolio trends. Noninterest expense increased $1.2 billion, or nine percent, to $14.4 billion due to increased volume-driven expenses and personnel costs associated with continued investment in the business.
Client Balances
The table below presents client balances which consist of AUM, client brokerage assets, assets in custody, client deposits, and loans and leases.

Client Balances by Type

	December 31
(Dollars in millions)	2011	2010
Assets under management	$647,126	$643,343
Brokerage assets	1,024,193	1,064,516
Assets in custody	107,989	114,721
Deposits	253,029	257,982
Loans and leases	103,459	100,724
Total client balances	$2,135,796	$2,181,286

The decrease in client balances was driven by lower broad based market levels at December 31, 2011 compared to December 31, 2010 partially offset by client inflows, particularly into long-term AUM.

Bank of America 53

All Other

(Dollars in millions)	2011	2010	% Change
Net interest income (FTE basis)	$1,780	$3,656	(51)%
Noninterest income:
Card income	465	615	(24)
Equity investment income	7,037	4,549	55
Gains on sales of debt securities	3,098	2,313	34
All other income (loss)	2,821	(1,438)	n/m
Total noninterest income	13,421	6,039	122
Total revenue, net of interest expense	15,201	9,695	57

Provision for credit losses	6,173	6,323	(2)
Goodwill impairment	581	—	n/m
Merger and restructuring charges	638	1,820	(65)
All other noninterest expense	3,697	3,957	(7)
Income (loss) before income taxes	4,112	(2,405)	n/m
Income tax benefit (FTE basis)	(879)	(3,877)	(77)
Net income	$4,991	$1,472	n/m

Balance Sheet

Average
Loans and leases:
Residential Mortgage	$227,696	$210,052	8
Credit Card	24,049	28,013	(14)
Discontinued real estate	12,106	13,830	(12)
Other	20,039	29,747	(33)
Total loans and leases	283,890	281,642	1
Total assets (1)	205,189	293,577	(30)
Total deposits	49,283	67,945	(27)
Allocated equity (2)	72,128	38,884	85

Year end
Loans and leases:
Residential Mortgage	$224,654	$222,299	1
Credit Card	14,418	27,465	(48)
Discontinued real estate	11,095	13,108	(15)
Other	17,454	22,215	(21)
Total loans and leases	267,621	285,087	(6)
Total assets (1)	180,435	210,257	(14)
Total deposits	32,870	40,142	(18)

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets to those segments to match liabilities (i.e., deposits) and allocated equity. Such allocated assets were $662.2 billion and $613.3 billion for 2011 and 2010, and $531.7 billion and $476.5 billion at December 31, 2011 and 2010. The allocation can result in total assets of less than total loans and leases in All Other.

(2)
Represents the economic capital assigned to All Other as well as the remaining portion of equity not specifically allocated to the business segments. Allocated equity increased due to excess capital not being assigned to the business segments.

n/m = not meaningful

All Other consists of two broad groupings, Equity Investments and Other. Equity Investments includes GPI, Strategic and other investments, and Corporate Investments. Other includes liquidating businesses, merger and restructuring charges, ALM functions such as the residential mortgage portfolio and investment securities, and related activities including economic hedges and gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Other also includes certain residential mortgage and discontinued real estate loans that are managed by Legacy Asset Servicing within CRES. During 2011, we sold our Canadian consumer card business and we are evaluating our remaining international consumer card operations. As a result of these actions, we reclassified results from these businesses, including prior periods, from Card Services to All Other. For additional information on the other activities included in All Other, see Note 26 – Business Segment Information to the Consolidated Financial

Statements.
All Other reported net income of $5.0 billion in 2011 compared to $1.5 billion in 2010 with the increase primarily due to higher noninterest income and lower merger and restructuring charges. Noninterest income increased due to positive fair value adjustments related to our own credit on structured liabilities of $3.3 billion in 2011 compared to $18 million in 2010. Equity investment income increased $2.5 billion as a result of a $6.5 billion gain from the sale of CCB shares (we currently hold approximately one percent of the outstanding common shares) partially offset by $1.1 billion of impairment charges on our merchant services joint venture and a decrease of $1.9 billion in GPI income. A non-cash, non-tax deductible goodwill impairment charge of $581 million was taken during the fourth quarter of 2011 as a result of a change in the estimated value of the European consumer card business. The prior year included $1.2 billion of gains on the sales of certain strategic investments. The provision

54 Bank of America 2011

for credit losses decreased $150 million to $6.2 billion driven by lower balances due primarily to divestitures; improvements in delinquencies, collections and insolvencies in the non-U.S. credit card portfolio; and continued run-off in the legacy Merrill Lynch commercial portfolio. These increases were largely offset by reserve additions to the Countrywide PCI discontinued real estate and residential mortgage portfolios and higher credit costs related to the non-PCI residential mortgage portfolio due primarily to the continuing decline in home prices.
The income tax benefit was $879 million compared to a benefit of $3.9 billion for 2010. The factors affecting taxes in All Other are discussed more fully in Financial Highlights – Income Tax Expense on page 34.
With the Merrill Lynch acquisition, we acquired a loan that is collateralized by U.S. super senior ABS CDOs, with a current carrying value of $3.1 billion at December 31, 2011, down from $4.2 billion at December 31, 2010 primarily due to paydowns. The loan is recorded in All Other and all scheduled payments on the loan have been received to date. The loan matures in September 2023. For more information on our CDO exposure, see GBAM – Collateralized Debt Obligation and Monoline Exposure on page 51.
The tables below present the components of the equity investments in All Other at December 31, 2011 and 2010, and also a reconciliation to the total consolidated equity investment income for 2011 and 2010.

Equity Investments

	December 31
(Dollars in millions)	2011	2010
Global Principal Investments	$5,627	$11,640
Strategic and other investments	1,296	22,545
Total equity investments included in All Other	$6,923	$34,185

Equity Investment Income

(Dollars in millions)	2011	2010
Global Principal Investments	$392	$2,299
Strategic and other investments	6,645	2,543
Corporate Investments	—	(293)
Total equity investment income included in All Other	7,037	4,549
Total equity investment income included in the business segments	323	711
Total consolidated equity investment income	$7,360	$5,260

Equity investments included in All Other decreased $27.3 billion during 2011 consistent with our continued efforts to reduce non-core assets including reducing both higher risk-weighted assets and assets currently deducted, or expected to be deducted under Basel III, from regulatory capital. For more information, see Capital Management – Regulatory Capital Changes on page 73.
GPI is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. GPI had unfunded equity commitments of $710 million and $1.4 billion at December 31, 2011 and 2010 related to certain of these investments. The Corporation has actively reduced these commitments in a series of transactions involving its private equity fund investments.
Strategic and other investments included in All Other decreased $21.2 billion during 2011. The decrease was primarily the result of the sale of CCB shares and all of our investment in BlackRock during 2011. In connection with the sale of our investment in CCB, we recorded gains of $6.5 billion. At December 31, 2011 and 2010, we owned 2.0 billion shares and 25.6 billion shares representing approximately one percent and 10 percent of CCB. Sales restrictions on the remaining 2.0 billion CCB shares continue until August 2013 and accordingly these shares are carried at cost. At December 31, 2011 and 2010, the cost basis of our total investment in CCB was $716 million and $9.2 billion, the carrying value was $716 million and $19.7 billion, and the fair value was $1.4 billion and $20.8 billion. During 2011 and 2010, we recorded dividends of $836 million and $535 million from CCB. During 2011, we sold our remaining ownership interest of approximately 13.6 million preferred shares, or seven percent of BlackRock. In connection with the sale, we recorded a gain of $377 million. For more information, see Note 5 – Securities to the Consolidated Financial Statements.
During 2011, we recorded $1.1 billion of impairment charges on our merchant services joint venture. The joint venture had a carrying value of $3.4 billion and $4.7 billion at December 31, 2011 and 2010 with the reduction in carrying value primarily the result of the impairment charges. The impairment charges were based on the ongoing financial performance of the joint venture and updated forecasts of its long-term financial performance. Because of the recent transfer of the joint venture investment from GBAM to Global Commercial Banking, the impairment charges were recorded in All Other. For additional information, see Note 5 – Securities to the Consolidated Financial Statements.

Bank of America 55

Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity defined at a fixed, minimum or variable price over a specified period of time are defined as purchase obligations. Included in purchase obligations are commitments to purchase loans of $2.5 billion and vendor contracts of $15.7 billion. The most significant vendor contracts include communication services, processing services and software contracts. Other long-term liabilities include our contractual funding obligations related to the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans (the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets and any participant contributions, if applicable. During 2011 and 2010, we contributed $287 million and $395 million to the Plans, and we expect to make at least $337 million of contributions during 2012.
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
Table 10 presents total long-term debt and other obligations at December 31, 2011.

Table 10	Long-term Debt and Other Obligations

	December 31, 2011
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total
Long-term debt and capital leases	$97,415	$93,625	$48,539	$132,686	$372,265
Operating lease obligations	3,008	4,573	2,903	6,117	16,601
Purchase obligations	7,130	4,781	3,742	4,206	19,859
Time deposits	133,907	14,228	6,094	3,197	157,426
Other long-term liabilities	768	991	753	1,128	3,640
Total long-term debt and other obligations	$242,228	$118,198	$62,031	$147,334	$569,791
Representations and Warranties
We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by Government National Mortgage Association (GNMA) in the case of the FHA-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities), or in the form of whole loans. In connection with these transactions, we or our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan buyers, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guaranty payments that we may receive.
Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan buyer, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required.
For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Recent Events – Private-label Securitization Settlement with the Bank of New York Mellon, Complex Accounting Estimates – Representations and Warranties, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements and Item 1A. Risk Factors.
Representations and Warranties Bulk Settlement Actions
Beginning in the fourth quarter of 2010, we have settled, or entered into agreements to settle, certain bulk representations and warranties claims with a trustee for certain legacy Countrywide private-label securitization trusts (the BNY Mellon Settlement), a monoline insurer (the Assured Guaranty Settlement) and with each

56 Bank of America 2011

of the GSEs (the GSE Agreements). We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with the above-referenced counterparties in lieu of a loan-by-loan review process. We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. For a summary of the larger bulk settlement actions we have taken beginning in 2010 and the related impact on the representations and warranties provision and liability, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. As indicated in Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements, these bulk settlements generally do not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, and our liability in connection with the transactions and claims not covered by these settlements could be material.
Recent Developments Related to the BNY Mellon Settlement
Under an order entered by the court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline; two of those groups or entities have subsequently withdrawn from the proceeding and one motion to intervene was denied. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both filed notices of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware, whose motions to intervene were granted. Parties who filed notices stating that they wished to obtain more information about the settlement include the FDIC and the Federal Housing Finance Agency. We are not a party to the proceeding.
Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement, including challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the institutional investor group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the Covered Trusts, while other motions do not make substantive objections but state that they need more information about the settlement. An investor opposed to the settlement removed the proceeding to federal court. On October 19, 2011, the federal court denied BNY Mellon’s motion to remand the proceeding to state court. BNY Mellon, as well as the investors that have intervened in support of the BNY Mellon Settlement, petitioned to appeal the denial of this motion. On November 4, 2011, the district court entered a written order setting a discovery schedule, and discovery is ongoing. On December 27, 2011, the U.S. Court of Appeals for the Second Circuit accepted the appeal, and stated in an amended scheduling order that, pursuant to statute, it would rule on the appeal by February 27, 2012.

It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.
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
There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if we and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described under Off-Balance Sheet Arrangements and Contractual Obligations – Experience with Investors Other than Government-sponsored Enterprises on page 61. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors.
Unresolved Claims Status
At December 31, 2011, our total unresolved repurchase claims were approximately $14.3 billion compared to $10.7 billion at December 31, 2010. These repurchase claims include $1.7 billion in demands from investors in the Covered Trusts received in 2010 but otherwise do not include any repurchase claims related to the Covered Trusts. During 2011, we received $17.5 billion in new repurchase claims, including $14.3 billion in new repurchase claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, and $3.2 billion in repurchase claims related to non-GSE transactions. During 2011, $14.1 billion in claims were resolved primarily with the GSEs and through the Assured Guaranty Settlement. Of the claims resolved, $7.5 billion were resolved through rescissions and $6.6 billion were resolved through mortgage repurchase and make-whole payments. The GSEs’ repurchase requests, standards for rescission of repurchase requests and resolution processes have become increasingly inconsistent with the GSEs’ own past conduct and our interpretation of contractual liabilities. These developments have resulted in an increase in claims outstanding from the GSEs. Claims outstanding from the monolines declined as a result of the Assured Guaranty Settlement, and new claims from other monolines declined significantly during 2011, which we believe was due in part to the monolines focusing recent efforts towards litigation. Outstanding claims from whole loan, private-label

Bank of America 57

securitization and other investors increased during 2011 primarily as a result of the increase in repurchase claims received from trustees in non-GSE transactions. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. For additional information concerning FHA-insured loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 63.
In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the amount of such notices have remained elevated. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation are generally necessary between the parties to reach a conclusion on an individual notice. The level of engagement of the mortgage insurance companies varies and on-going litigation involving some of the mortgage insurance companies over individual and bulk rescissions or claims for rescission limits our ability to engage in constructive dialogue leading to resolution.
For loans sold to GSEs or private-label securitization trusts (including those wrapped by the monoline bond insurers), a MI rescission may give rise to a claim for breach of the applicable representations and warranties, depending on the governing sale contracts. In those cases where the governing contracts contain a MI-related representation and warranty which upon rescission requires us to repurchase the affected loan or indemnify the investor for the related loss, we realize the loss without the benefit of MI. If we are required to repurchase a loan or indemnify the investor as a result of a different breach of representations and warranties and there has been a MI rescission, or if we hold the loan for investment, we realize the loss without the benefit of MI. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments, which in these cases would reduce the MI proceeds available to reduce such loss on the loan. While a legitimate MI rescission may constitute a valid basis for repurchase or other remedies under the GSE agreements and a small number of private-label MBS securitizations, and a MI rescission notice may result in a repurchase request, we believe MI rescission notices in and of themselves are not valid repurchase requests.
At December 31, 2011, we had approximately 90,000 open MI rescission notices compared to 72,000 at December 31, 2010. Through December 31, 2011, 26 percent of the MI rescission notices received have been resolved. Of those resolved, 24 percent were resolved through our acceptance of the MI rescission, 46 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 30 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of December 31, 2011, 74 percent of the MI rescission notices we have received have not yet been resolved. Of those not yet resolved, 48 percent are implicated by ongoing litigation where no loan-level review is currently contemplated (nor required to preserve our legal rights). In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. We are in the process of reviewing 11 percent of the remaining open MI rescission notices, and we have reviewed and are contesting the MI rescission with respect to 89 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 29 percent are also the subject of ongoing litigation although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.
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
At December 31, 2011 and 2010, the liability was $15.9 billion and $5.4 billion. For 2011, the provision for representations and warranties and corporate guarantees was $15.6 billion compared to $6.8 billion in 2010. Of the $15.6 billion provision recorded in 2011, $8.6 billion was attributable to the BNY Mellon Settlement and $7.0 billion was related to other exposures. The BNY Mellon Settlement led to the determination that we had sufficient experience to record a liability related to our exposure on certain other private-label securitizations. This determination combined with higher estimated GSE repurchase rates were the primary drivers of the balance of the provision in 2011. GSE repurchase rates increased driven by higher than expected claims during 2011, including claims on loans that defaulted more than 18 months prior to the repurchase request and on loans where the borrower has made a significant number of payments (e.g., at least 25 payments), in each case in numbers that were not expected based on historical claims. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.
Estimated Range of Possible Loss
Government-sponsored Enterprises
Our estimated liability as of December 31, 2011 for obligations under representations and warranties with respect to GSE exposures is necessarily dependent on, and limited by, our historical claims experience with the GSEs. It includes our understanding of our agreements with the GSEs and projections of future defaults as well as certain other assumptions, and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties made to the

58 Bank of America 2011

GSEs may be materially impacted if actual experiences are different from our assumptions. The GSEs’ repurchase requests, standards for rescission of repurchase requests, and resolution processes have become increasingly inconsistent with the GSE’s own past conduct and the Corporation’s interpretation of its contractual obligations. These developments have resulted in an increase in claims outstanding from the GSEs. We intend to repurchase loans to the extent required under the contracts and standards that govern our relationships with the GSEs. While we are seeking to resolve our differences with the GSEs concerning each party’s interpretation of the requirements of the governing contracts, whether we will be able to achieve a resolution of these differences on acceptable terms, and timing thereof, is subject to significant uncertainty.
We are not able to predict changes in the behavior of the GSEs based on our past experiences. Therefore, it is not possible to reasonably estimate a possible loss or range of possible loss with respect to any such potential impact in excess of current accrued liabilities. See Complex Accounting Estimates – Representations and Warranties on page 125 for information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties.
Non-Government-sponsored Enterprises
The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally in the 2004 through 2008 vintages. For the remainder of the population of private-label securitizations, we believe it is probable that other claimants in certain types of securitizations may come forward with claims that meet the requirements of the terms of the securitizations. We have seen an increased trend in requests for loan files from private-label securitization trustees and an increase in repurchase claims from private-label securitization trustees that meet the required standards. We believe that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in 2011 have provided for a substantial portion of our non-GSE representations and warranties exposure. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole loan and other private-label securitization exposures. We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of December 31, 2011 could be up to $5 billion over existing accruals. The estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.
The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including our experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on our belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust, and accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. We believe the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the explicit provisions of the comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example 25 percent, of the voting rights of each tranche of the outstanding securities. Although we continue to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.
In addition, in the case of private-label securitizations, our estimate considers implied repurchase experience based on the BNY Mellon Settlement, adjusted to reflect differences between the Covered Trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be satisfied. For additional information about the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and this estimated range of possible loss. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this

Bank of America 59

estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. For additional information regarding these issues, see MBIA litigation in Litigation and Regulatory Matters in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant loan-level experience in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.
The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any possible losses related to potential claims for breaches of performance of servicing obligations (except as such losses are included as potential costs of the BNY Mellon Settlement), potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the FHA. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements), fraud or other claims against us; however, such loss could be material.

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
Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of December 31, 2011, 11 percent of the loans in these vintages have defaulted or are 180 days or more past due (severely delinquent). At least 25 payments have been made on approximately 65 percent of severely delinquent or defaulted loans. Through December 31, 2011, we have received $32.4 billion in repurchase claims associated with these vintages, representing approximately three percent of the loans sold to the GSEs in these vintages. Including the agreement reached with FNMA on December 31, 2010, we have resolved $25.7 billion of these claims with a net loss experience of approximately 31 percent. The claims resolved and the loss rate do not include $839 million in claims extinguished as a result of the agreement with FHLMC due to the global nature of the agreement and, specifically, the absence of a formal apportionment of the agreement amount between current and future claims. Our collateral loss severity rate on approved repurchases has averaged approximately 45 to 55 percent.
Table 11 highlights our experience with the GSEs related to loans originated from 2004 through 2008. Outstanding GSE claims increased to $6.3 billion, primarily attributable to $14.3 billion in new repurchase claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations. The high level of new claims was partially offset by the resolution of claims with the GSEs.

Table 11	Overview of GSE Balances – 2004-2008 Originations

	Legacy Originator
(Dollars in billions)	Countrywide	Other	Total	Percent of Total
Original funded balance	$846	$272	$1,118
Principal payments	(452)	(153)	(605)
Defaults	(56)	(9)	(65)
Total outstanding balance at December 31, 2011	$338	$110	$448
Outstanding principal balance 180 days or more past due (severely delinquent)	$50	$12	$62
Defaults plus severely delinquent	106	21	127
Payments made by borrower:
Less than 13			$15	12%
13-24			30	23
25-36			34	27
More than 36			48	38
Total payments made by borrower			$127	100%
Outstanding GSE representations and warranties claims (all vintages)
As of December 31, 2010			$2.8
As of December 31, 2011			6.3
Cumulative GSE representations and warranties losses (2004-2008 vintages)			$9.2

60 Bank of America 2011

The GSEs’ repurchase requests, standards for rescission of repurchase requests and resolution processes have become increasingly inconsistent with their past conduct as well as our interpretation of our contractual obligations. Notably, in recent periods we have been experiencing elevated levels of new claims from the GSEs, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans which had defaulted more than 18 months prior to the repurchase request, in each case, in numbers that were not expected based on historical experience. Also, the criteria and the processes by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to us. These developments have resulted in an increase in claims outstanding from the GSEs. We intend to repurchase loans to the extent required under the contracts and standards that govern our relationships with the GSEs. While we are seeking to resolve our differences with the GSEs concerning each party’s interpretation of the requirements of the governing contracts, whether we will be able to achieve a resolution of these differences on acceptable terms and timing thereof, is subject to significant uncertainty.
Beginning in February 2012, we are no longer delivering purchase money and non-MHA refinance first-lien residential mortgage products into FNMA MBS pools because of the expiration and mutual non-renewal of certain contractual delivery commitments and variances that permit efficient delivery of such loans to FNMA. While we continue to have a valid agreement with FNMA permitting the delivery of purchase money and non-MHA refinance first-lien residential mortgage products without such contractual variances, the delivery of such products without contractual delivery commitments and variances would involve time and expense to implement the necessary operational and systems changes and otherwise present practical operational issues. The non-renewal of these variances was influenced, in part, by our ongoing differences with FNMA in other contexts, including repurchase claims. We do not expect this change to have a material impact on our CRES business, as we expect to rely on other sources of liquidity to actively extend mortgage credit to our customers including continuing to deliver such products into FHLMC MBS pools. Additionally, we continue to deliver MHA refinancing products into FNMA MBS pools and continue to engage in dialogue to attempt to address these differences.
On June 30, 2011, FNMA issued an announcement requiring servicers to report, effective October 1, 2011, all MI rescission notices with respect to loans sold to FNMA. The announcement also confirmed FNMA’s view of its position that a mortgage insurance company’s issuance of a MI rescission notice constitutes a breach of the lender’s representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA’s loss even if the lender is contesting the MI rescission notice. A related announcement included a ban on bulk settlements with mortgage insurers that provide for loss sharing in lieu of rescission. According to FNMA’s announcement, through June 30, 2012, lenders have 90 days to appeal FNMA’s repurchase request and 30 days (or such other time frame specified by FNMA) to appeal after that date. According to FNMA’s announcement, in order to be successful in its appeal, a lender must provide documentation confirming reinstatement or continuation of coverage. This announcement could result in more repurchase requests from FNMA than the assumptions in our estimated liability contemplate. We also expect that in many cases (particularly in the context of individual or bulk rescissions being contested through litigation), we will not be able to resolve MI rescission notices with the mortgage insurance companies before the expiration of the appeal period prescribed by the FNMA announcement. We have informed FNMA that we do not believe that the new policy is valid under our contracts with FNMA, and that we do not intend to repurchase loans under the terms set forth in the new policy. Our pipeline of outstanding repurchase claims from the GSEs resulting solely on MI rescission notices has increased during 2011 by $935 million to $1.2 billion at December 31, 2011. If we are required to abide by the terms of the new FNMA policy, our representations and warranties liability will likely increase.
Experience with Investors Other than Government-sponsored Enterprises
In prior years, legacy companies and certain subsidiaries have sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. As detailed in Table 12, legacy companies and certain subsidiaries sold loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $506 billion in principal has been paid and $239 billion has defaulted or are severely delinquent at December 31, 2011.
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

Bank of America 61

performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims, although in those circumstances, investors may be able to bring claims if contractual thresholds are met.
Table 12 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at December 31, 2011. As shown in Table 12, at least 25 payments have been made on approximately 63 percent of the defaulted and severely delinquent loans. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of December 31, 2011, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement.

Table 12	Overview of Non-Agency Securitization and Whole Loan Balances

	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions) By Entity	Original Principal Balance	Outstanding Principal Balance December 31, 2011	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made more than 36 Payments
Bank of America	$100	$28	$5	$4	$9	$1	$2	$2	$4
Countrywide	716	252	84	100	184	24	45	46	69
Merrill Lynch	65	19	6	12	18	3	4	3	8
First Franklin	82	21	7	21	28	4	6	5	13
Total (1, 2)	$963	$320	$102	$137	$239	$32	$57	$56	$94

By Product
Prime	$302	$102	$17	$15	$32	$2	$6	$7	$17
Alt-A	172	71	20	28	48	7	12	12	17
Pay option	150	56	28	28	56	5	14	16	21
Subprime	245	74	34	49	83	16	19	17	31
Home Equity	88	15	1	16	17	2	5	4	6
Other	6	2	2	1	3	—	1	—	2
Total	$963	$320	$102	$137	$239	$32	$57	$56	$94

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.
Monoline Insurers
Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 12, including $103.9 billion of first-lien mortgages and $80.6 billion of home equity mortgages. Of these balances, $45.9 billion of the first-lien mortgages and $50.4 billion of the home equity mortgages have been paid in full and $36.3 billion of the first-lien mortgages and $16.7 billion of the home equity mortgages have defaulted or are severely delinquent at December 31, 2011. At least 25 payments have been made on approximately 60 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines typically insured one or more securities. Through December 31, 2011, we have received $6.0 billion of representations and warranties claims related to the monoline-insured transactions. Of these repurchase claims, $2.0 billion were resolved through the Assured Guaranty Settlement, $813 million were resolved through repurchase or indemnification with losses of $703 million and $138 million were rescinded by the investor or paid in full. The majority of these resolved claims related to home equity mortgages. Experience with most of the monoline insurers has varied in terms of process, and experience with these counterparties has not been predictable.

At December 31, 2011, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $3.1 billion, substantially all of which we have reviewed and declined to repurchase based on an assessment of whether a material breach exists. At December 31, 2011, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $6.1 billion, excluding loans that had been paid in full and file requests for loans included in the trusts settled with Assured Guaranty. There will likely be additional requests for loan files in the future leading to repurchase claims.
We have had limited experience with the monoline insurers, other than Assured Guaranty, in the repurchase process as each of these monoline insurers has instituted litigation against legacy Countrywide and/or Bank of America, which limits our ability to enter into constructive dialogue with these monolines to resolve the open claims. It is not possible at this time to reasonably estimate probable future repurchase obligations with respect to those monolines with whom we have limited repurchase experience and, therefore, no representations and warranties liability has been recorded in connection with these monolines, other than a liability for repurchase claims where we have determined that there are valid loan defects. Our estimated range

62 Bank of America 2011

of possible loss related to non-GSE representations and warranties exposure as of December 31, 2011 included possible losses related to these monoline insurers.
Whole Loans and Private-label Securitizations
Legacy entities, and to a lesser extent Bank of America, sold loans to investors as whole loans or via private-label securitizations. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. The loans sold with total principal balance of $778.2 billion, included in Table 12, were originated between 2004 and 2008, of which $409.4 billion have been paid in full and $186.1 billion are defaulted or severely delinquent at December 31, 2011. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We have received approximately $10.9 billion of representations and warranties claims from whole-loan investors and private-label securitization investors related to these vintages, including $6.1 billion from whole-loan investors, $2.2 billion from private-label securitization trustees, $1.7 billion in claims from private-label securitization investors in the Covered Trusts received in 2010, and $819 million from one private-label securitization counterparty which were submitted prior to 2008. In private-label securitizations, certain representation thresholds need to be met in order for any repurchase claim to be asserted by the investors. The majority of the claims that we have received outside of those from the GSEs and monolines are from third-party whole-loan investors. However, the amount of claims received from private-label securitization trustees that meet the required standards has been increasing. In 2011, we received $2.1 billion of repurchase claims from private-label securitization trustees. In addition, there has been an increase in requests for loan files from private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties claims, and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees that meet the required standards.
We have resolved $6.1 billion of the claims received from whole-loan investors and private-label securitization investors with losses of $1.4 billion. Approximately $2.8 billion of these claims were resolved through repurchase or indemnification and $3.3 billion were rescinded by the investor. Claims outstanding related to these vintages totaled $4.8 billion, including $2.8 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $2.0 billion that are in the process of review.
Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement led to the determination in the second quarter of 2011 that we had sufficient experience to record a liability related to our exposure on certain other private-label securitizations. However, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to certain private-label securitizations sponsored by third-party whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Our estimated range of possible loss related to non-GSE representations and warranties exposure as of December 31, 2011 included possible losses related to these whole loan sales and private-label securitizations sponsored by third-party whole-loan investors.
Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims noted on page 63 does not mean that we believe these claims have satisfied the contractual thresholds required for these investors to direct the securitization trustee to take action or that these claims are otherwise procedurally or substantively valid. One of these claimants has filed litigation against us relating to certain of these claims; the claims in this litigation would be extinguished if there is final court approval of the BNY Mellon Settlement. Additionally, certain private-label securitizations are insured by the monoline insurers, which are not reflected in these amounts regarding whole loan sales and private-label securitizations.
Other Mortgage-related Matters
Servicing Matters and Foreclosure Processes
We service a large portion of the loans we or our subsidiaries have securitized and also service loans on behalf of third-party securitization vehicles and other investors. Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically claims the right to demand that the servicer repurchase loans that breach the seller’s representations and warranties made in connection with the initial sale of the loans even if the servicer was not the seller. The GSEs also claim that they have the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, the GSEs’ first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond the control of the servicer, although we believe that the governing contracts, our course of dealing, and collective past practices and understandings should inform resolution of these matters. In addition, many non-agency RMBS and whole-loan servicing agreements require the servicer to indemnify the trustee or other investor for or against failures by the servicer to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer’s duties. It is not possible to reasonably estimate our liability with respect to potential servicing-related claims. While we have recorded certain accruals for servicing-related claims, the amount of potential liability in excess of existing accruals could be material.
In October 2010, we voluntarily stopped taking residential mortgage foreclosure proceedings to judgment in states where foreclosure requires a court order following a legal proceeding (judicial states) and stopped foreclosure sales in all states in order to complete an assessment of related business processes. We have resumed foreclosure sales in nearly all non-judicial states. While we have resumed foreclosure proceedings in nearly all judicial states, our progress on foreclosure sales in judicial states

Bank of America 63

has been much slower than in non-judicial states. The pace of foreclosure sales in judicial states increased significantly by the fourth quarter of 2011. However, there continues to be a backlog of foreclosure inventory in judicial states. The implementation of changes in procedures and controls, including loss mitigation procedures related to our ability to recover on FHA-insurance related claims, and governmental, regulatory and judicial actions, may result in continuing delays in foreclosure proceedings and foreclosure sales, and create obstacles to the collection of certain fees and expenses, in both judicial and non-judicial foreclosures.
We entered into a consent order with the Federal Reserve and BANA entered into a consent order with the OCC on April 13, 2011. These consent orders require servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes, adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the OCC consent order required that we retain an independent consultant, approved by the OCC, to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred, between January 1, 2009 and December 31, 2010 and submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review. The review is comprised of two parts: a sample file review conducted by the independent consultant, which began in October 2011, and file reviews by the independent consultant based upon requests for review from customers with in-scope foreclosures. We began outreach to those customers in November 2011, and additional outreach efforts are underway. Because the review process is available to a large number of potentially eligible borrowers and involves an examination of many details and documents, each review could take several months to complete. We cannot yet accurately determine how many borrowers will ultimately request a review, how many borrowers will meet the eligibility requirements or how much in compensation might ultimately be paid to eligible borrowers.
We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current servicing and foreclosure activities, including those claims not covered by the Servicing Resolution Agreements, defined below. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny may subject us to inquiries or investigations that could significantly adversely affect our reputation and result in material costs to us.
Servicing Resolution Agreements
On February 9, 2012, we reached agreements in principle (collectively, the Servicing Resolution Agreements) with (1) the DOJ, various federal regulatory agencies and 49 state attorneys general to resolve federal and state investigations into certain origination, servicing and foreclosure practices (the Global AIP), (2) the Federal Housing Administration (the FHA) to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily by Countrywide prior to and for a period following our acquisition of that lender (the FHA AIP) and (3) each of the Federal

Reserve and the OCC regarding civil monetary penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011 (the Consent Order AIPs). The Servicing Resolution Agreements are subject to ongoing discussions among the parties and completion and execution of definitive documentation, as well as required regulatory and court approvals. There can be no assurance as to when or whether binding settlement agreements will be reached, that they will be on terms consistent with the Servicing Resolution Agreements, or as to when or whether the necessary approvals will be obtained and the settlements will be finalized.
The Global AIP calls for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, principal reduction, short sales, deeds-in-lieu of foreclosure, and approximately $1.0 billion in refinancing assistance. We could be required to make additional payments if we fail to meet our borrower assistance and refinancing assistance commitments over a three-year period. In addition, we could be required to pay an additional $350 million if we fail to meet certain first-lien principal reduction thresholds over a three-year period. We also entered into agreements with several states under which we committed to perform certain minimum levels of principal reduction and related activities within those states as part of the Global AIP, and under which we could be required to make additional payments if we fail to meet such minimum levels.
The FHA AIP provides for an upfront cash payment of $500 million and the FHA would release us from all claims arising from loans originated on or before April 30, 2009 that were submitted for FHA insurance claim payments prior to January 1, 2012, and from multiple damages and penalties for loans that were originated on or before April 30, 2009, but had not been submitted for FHA insurance claim payment. An additional $500 million would be payable if we fail to meet certain principal reduction thresholds over a three-year period.
Pursuant to an agreement in principle, the OCC agreed to hold in abeyance the imposition of a civil monetary penalty of $164 million. Pursuant to a separate agreement in principle, the Federal Reserve will assess a civil monetary penalty in the amount of $176 million against us. Satisfying our payment, borrower assistance and remediation obligations under the Global AIP will satisfy any civil monetary penalty obligations arising under these agreements in principle. If, however, we do not make certain required payments or undertake certain required actions under the Global AIP, the OCC will assess, and the Federal Reserve will require us to pay, the difference between the aggregate value of the payments and actions under these agreements in principle and the penalty amounts.
Under the terms of the Global AIP, the federal and participating state governments would release us from further liability for certain alleged residential mortgage origination, servicing and foreclosure deficiencies. In settling origination issues related to FHA guaranteed loans originated on or before April 30, 2009, the FHA would provide us and our affiliates a release for all claims with respect to such loans if an insurance claim had been submitted to the FHA prior to January 1, 2012 and a release of multiple damages and penalties (but not single damages) if no such claim had been submitted.
The financial impact of the Servicing Resolution Agreements is not expected to require any additional reserves over existing accruals as of December 31, 2011, based on our understanding

64 Bank of America 2011

of the terms of the Servicing Resolution Agreements. The refinancing assistance commitment under the Servicing Resolution Agreements is expected to be recognized as lower interest income in future periods as qualified borrowers pay reduced interest rates on loans refinanced. Although we may incur additional operating costs (e.g., servicing costs) to implement parts of the Servicing Resolution Agreements in future periods, it is expected that those costs will not be material.
The Servicing Resolution Agreements do not cover claims arising out of securitization (including representations made to investors respecting MBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to the Mortgage Electronic Registration Systems, Inc. (MERS), and claims by the GSEs (including repurchase demands), among other items. Failure to finalize the documentation related to the Servicing Resolution Agreements, to obtain the required court and regulatory approvals, to meet our borrower and refinancing commitments or other adverse developments with respect to the foregoing could have a material adverse effect on our financial condition and results of operations.
Mortgage Electronic Registration Systems, Inc.
Mortgage notes, assignments or other documents are often required to be maintained and are often necessary to enforce mortgage loans. There has been significant public commentary regarding the common industry practice of recording mortgages in the name of MERS, as nominee on behalf of the note holder, and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors or securitization trusts. A component of the OCC consent order requires significant changes in the manner in which we service loans identifying MERS as the mortgagee. Additionally, certain local and state governments have commenced legal actions against us, MERS, and other MERS members, questioning the validity of the MERS model. Other challenges have also been made to the process for transferring mortgage loans to securitization trusts, asserting that having a mortgagee of record that is different than the holder of the mortgage note could “break the chain of title” and cloud the ownership of the loan. In order to foreclose on a mortgage loan, in certain cases it may be necessary or prudent for an assignment of the mortgage to be made to the holder of the note, which in the case of a mortgage held in the name of MERS as nominee would need to be completed by a MERS signing officer. As such, our practice is to obtain assignments of mortgages from MERS prior to instituting foreclosure. If certain required documents are missing or defective, or if the use of MERS is found not to be valid, we could be obligated to cure certain defects or in some circumstances be subject to additional costs and expenses. Our use of MERS as nominee for the mortgage may also create reputational risks for us.
Impact of Foreclosure Delays
In 2011, we incurred $1.8 billion of mortgage-related assessments and waivers costs which included $1.3 billion for compensatory fees that we expect to be claimed by the GSEs as a result of foreclosure delays with the remainder being out-of-pocket costs that we do not expect to recover because of foreclosure delays. We expect that mortgage-related assessments and waivers costs, compensatory fees assessed by the GSEs and other costs associated with foreclosures will remain elevated as additional loans are delayed in the foreclosure process, although we believe that the governing contracts, our course of dealing, and collective past practices and understandings should inform resolution of these matters. We also expect additional costs related to resources necessary to perform the foreclosure process assessment and to implement other operational changes will continue. This will likely result in continued higher noninterest expense, including higher default servicing costs and legal expenses in CRES, and has impacted and may continue to impact the value of our MSRs related to these serviced loans. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. In addition, required process changes, including those required under the consent orders with federal bank regulators, are likely to result in further increases in our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties.
An increase in the time to complete foreclosure sales also may increase the number of severely delinquent loans in our mortgage servicing portfolio, result in increasing levels of consumer nonperforming loans and could have a dampening effect on net interest margin as nonperforming assets increase. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our continued process enhancements, including those required under the OCC and Federal Reserve consent orders and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.
Mortgage-related Settlements – Servicing Matters
In connection with the BNY Mellon Settlement, BANA has agreed to implement certain servicing changes. The Trustee and BANA have agreed to clarify and conform certain servicing standards related to loss mitigation. In particular, the BNY Mellon Settlement would clarify that it is permissible to apply the same loss-mitigation strategies to the Covered Trusts as are applied to BANA affiliates’ held-for-investment (HFI) portfolios. This portion of the agreement was effective in the second quarter of 2011 and is not conditioned on final court approval.
BANA also agreed to transfer the servicing related to certain high-risk loans to qualified subservicers on a schedule that began with the signing of the BNY Mellon Settlement. This servicing transfer protocol will reduce the servicing fees payable to BANA in the future. Upon final court approval, failure to meet the established benchmarking standards for loans not in subservicing arrangements can trigger the payment of agreed-upon fees. Additionally, we and legacy Countrywide have agreed to work to resolve with the Trustee certain mortgage documentation issues related to the enforceability of mortgages in foreclosure and to reimburse the related Covered Trust for any loss if BANA is unable to foreclose on the mortgage and the Covered Trust is not made whole by a title policy because of these documentation issues. These agreements will terminate if final court approval of the BNY Mellon Settlement is not obtained, although we could still have exposure under the pooling and servicing agreements related to

Bank of America 65

the mortgages in the Covered Trusts for these documentation issues.
We estimate that the costs associated with additional servicing obligations under the BNY Mellon Settlement contributed $400 million to the 2011 valuation charge related to the MSR asset. The additional servicing actions are consistent with the consent orders with the OCC and the Federal Reserve.
In addition, in connection with the Servicing Resolution Agreements, BANA has agreed to implement certain additional servicing changes. The uniform servicing standards established under the Servicing Resolution Agreements are broadly consistent with the residential mortgage servicing practices imposed by the OCC consent order, however they are more prescriptive and cover a broader range of our residential mortgage servicing activities. These standards are intended to strengthen procedural safeguards and documentation requirements associated with foreclosure, bankruptcy, and loss mitigation activities, as well as addressing the imposition of fees and the integrity of documentation, with a goal of ensuring greater transparency for borrowers. These uniform servicing standards also obligate us to implement compliance processes reasonably designed to provide assurance of the achievement of these objectives. Compliance with the uniform servicing standards will be assessed by a monitor based on the measurement of outcomes with respect to these objectives. Implementation of these uniform servicing standards is expected to incrementally increase costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures.
Regulatory Matters
See Item 1A. Risk Factors and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements for additional information regarding regulatory matters and risks.
Financial Reform Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act), which was signed into law on July 21, 2010, enacts sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues. Many aspects of the Financial Reform Act remain subject to final rulemaking and will take effect over several years, making it difficult to anticipate the precise impact on the Corporation, our customers or the financial services industry.
Debit Interchange Fees
On June 29, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment effective on October 1, 2011 which, among other things, established a regulatory cap for many types of debit interchange transactions to equal no more than 21 cents plus five bps of the value of the transaction. The Federal Reserve also adopted a rule to allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements, with which we are currently in compliance. The Federal Reserve also approved rules governing routing and exclusivity, requiring issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which are effective April 1, 2012. For additional information, see Card Services on page 41.

Limitations on Proprietary Trading
On October 11, 2011, the Federal Reserve, OCC, FDIC and Securities and Exchange Commission (SEC), representing four of the five regulatory agencies charged with promulgating regulations implementing limitations on proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the Volcker Rule) established by the Financial Reform Act, released for comment proposed implementing regulations. On January 11, 2012, the Commodity Futures Trading Commission (CFTC), the fifth agency, released for comment its proposed regulations under the Volcker Rule. The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. However, in light of the complexity of the proposed regulations and the large volume of comments received (the proposal requested comments on over 1,300 questions on 400 different topics), it is not possible to predict the content of the final regulations or when they will be issued.
The statutory provisions of the Volcker Rule will become effective on July 21, 2012, whether or not the final regulations are adopted, and it gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into compliance. Although GBAM exited its stand-alone proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and further to our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain. However, based upon the content of the proposed regulations, it is possible that the implementation of the Volcker Rule could limit or restrict our remaining trading activities. Implementation of the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds and other subsidiary operations, increase our operational and compliance costs, reduce our trading revenues and adversely affect our results of operations. For additional information about our trading business, see GBAM on page 49.
Derivatives
The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain OTC derivatives. The Financial Reform Act required regulators to promulgate the rulemakings necessary to implement these regulations by July 16, 2011. However, the rulemaking process was not completed as of this date, and is not expected to conclude until well into 2012. Further, the regulators granted temporary relief from certain requirements that would have taken effect on July 16, 2011 absent any rulemaking. The SEC temporary relief is effective until final rules relevant to each requirement become effective. The CFTC temporary relief is effective until the earlier of July 16, 2012 or the date on which final rules relevant to each requirement become effective. The ultimate impact of these derivatives regulations and the time it will take to comply continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses, thereby negatively impacting our revenues and results of operations.

66 Bank of America 2011

FDIC Deposit Insurance Assessments
In April 2011, a new regulation became effective that implements revisions to the assessment system mandated by the Financial Reform Act and increased our FDIC exposure. The regulation was reflected in the June 30, 2011 FDIC fund balance and in payments made beginning on September 30, 2011. Among other things, the regulation changed the assessment base for insured depository institutions from adjusted domestic deposits to average consolidated total assets during an assessment period, less average tangible equity capital during that assessment period. Additionally, the FDIC has broad discretionary authority to increase assessments on large and highly complex institutions on a case by case basis. Any future increases in required deposit insurance premiums or other bank industry fees could have an adverse impact on our financial condition and results of operations.
Recovery and Resolution Planning
On October 17, 2011, the Federal Reserve approved a rule that requires the Corporation and other bank holding companies with assets of $50 billion or more, as well as companies designated as systemically important by the Financial Stability Oversight Council, to periodically report to the FDIC and the Federal Reserve their plans for a rapid and orderly resolution in the event of material financial distress or failure.
On January 17, 2012, the FDIC approved a final rule requiring resolution plans for insured banks with total assets of $50 billion or more. If the FDIC and the Federal Reserve determine that a company’s plan is not credible and the company fails to cure the deficiencies in a timely manner, then the FDIC and the Federal Reserve may jointly impose on the company, or any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations. The Corporation’s initial plan is required to be submitted on or before July 1, 2012, and updated annually. Similarly, in the U.K., the Financial Services Authority (FSA) has issued proposed rules requiring the submission of significant information about certain U.K. incorporated subsidiaries, including information on intra-group dependencies and legal entity separation, to allow the FSA to develop resolution plans. As a result of the FSA review, we could be required to take certain actions over the next several years which could impose operational costs and potentially result in the restructuring of certain business and subsidiaries.
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
The orderly liquidation authority contains certain differences from the U.S. Bankruptcy Code. Macroprudential systemic protection is the primary objective of the orderly liquidation authority, subject to minimum threshold protections for creditors. Accordingly, in certain circumstances under the orderly liquidation authority, the FDIC could permit payment of obligations determined to be systemically significant (e.g., short-term creditors or operating creditors) in lieu of the payment of other obligations (e.g., long-term creditors) without the need to obtain creditors’ consent or prior court review. Additionally, under the orderly liquidation authority, amounts owed to the U.S. government generally enjoy a statutory payment priority.
Credit Risk Retention
On March 29, 2011, federal regulators jointly issued a proposed rule regarding credit risk retention that would, among other things, require retention by sponsors of at least five percent of the credit risk of the assets underlying certain ABS and MBS securitizations and would limit the ability to transfer or hedge that credit risk. The proposed rule as currently written would likely have an adverse impact on our ability to engage in many types of the MBS and ABS securitizations conducted in CRES, GBAM and other business segments, impose additional operational and compliance costs on us, and negatively influence the value, liquidity and transferability of ABS or MBS, loans and other assets. However, it remains unclear what requirements will be included in the final rule and what the ultimate impact of the final rule will be on our CRES, GBAM and other business segments or on our results of operations.
The Consumer Financial Protection Bureau
The Financial Reform Act established the Consumer Financial Protection Bureau (CFPB) to regulate the offering of consumer financial products or services under federal consumer financial laws. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Pursuant to the Financial Reform Act, on July 21, 2011, certain federal consumer financial protection statutes and related regulatory authority were transferred to the CFPB. Consequently, certain federal consumer financial laws to which the Corporation is subject, including, but not limited to, the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Electronic Fund Transfers Act, Fair Credit Reporting Act, Truth in Lending and Truth in Savings Acts will be enforced by the CFPB, subject to certain statutory limitations. On January 4, 2012, the CFPB’s first director was appointed, and accordingly, was vested with full authority to exercise all supervisory, enforcement and rulemaking authorities granted to the CFPB under the Financial Reform Act, including its supervisory powers over non-bank financial institutions such as pay-day lenders and other types of non-bank financial institutions.
Certain Other Provisions
The Financial Reform Act also expands the role of state regulators in enforcing consumer protection requirements over banks and disqualifies trust preferred securities and other hybrid capital securities from Tier 1 capital. Many of the provisions under the Financial Reform Act have begun to be phased in or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. For additional information regarding regulatory capital and other rules proposed by federal regulators, see Capital Management – Regulatory Capital Changes on page 73.

Bank of America 67

The Financial Reform Act will continue to have a significant and negative impact on our earnings through fee reductions, higher costs and new restrictions, as well as reductions to available capital. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. For information on the impact of the Financial Reform Act on our credit ratings, see Liquidity Risk on page 76.
Transactions with Affiliates
The terms of certain of our OTC derivative contracts and other trading agreements of the Corporation provide that upon the occurrence of certain specified events, such as a change in our credit ratings, Merrill Lynch and other non-bank affiliates may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements. Following the recent downgrade of the credit ratings of the Corporation and other non-bank affiliates, we have engaged in discussions with certain derivative and other counterparties regarding their rights under these agreements. In response to counterparties’ inquiries and requests, we have discussed and in some cases substituted derivative contracts and other trading agreements, including naming BANA as the new counterparty. Our ability to substitute or make changes to these agreements to meet counterparties’ requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.
Other Matters
The Corporation has established guidelines and policies for managing capital across its subsidiaries. The guidance for the Corporation’s subsidiaries with regulatory capital requirements, including branch operations of banking subsidiaries, requires each entity to maintain satisfactory capital levels. This includes setting internal capital targets for the U.S. bank subsidiaries to exceed “well capitalized” levels. The U.K. has adopted increased capital and liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K. In addition, the U.K. has proposed the creation and production of recovery and resolution plans, commonly referred to as living wills, by such entities. We are currently monitoring the impact of these initiatives.
Managing Risk
Overview
Risk is inherent in every material business activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risk. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings.
Strategic risk is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution, and/or other inherent risks of the business including reputational risk. Credit risk is the risk of loss arising from a borrower’s or counterparty’s inability to meet its obligations. Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as interest rate movements. Liquidity risk is the inability to meet contractual and contingent financial obligations, on-or off-balance sheet, as they come due. Compliance risk is the risk that arises from the failure to adhere to laws, rules, regulations, or internal policies and procedures. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events. Reputational risk is the potential that negative publicity regarding an organization’s conduct or business practices will adversely affect its profitability, operations or customer base, or result in costly litigation or require other measures. Reputational risk is evaluated along with all of the risk categories and throughout the risk management process, and as such is not discussed separately herein. The following sections, Strategic Risk Management on page 71, Capital Management on page 71, Liquidity Risk on page 76, Credit Risk Management on page 80, Market Risk Management on page 112, Compliance Risk Management and Operational Risk Management both on page 119, address in more detail the specific procedures, measures and analyses of the major categories of risk that we manage.
In choosing when and how to take risks, we evaluate our capacity for risk and seek to protect our brand and reputation, our financial flexibility, the value of our assets and the strategic potential of the Corporation. We intend to maintain a strong and flexible financial position. We also intend to focus on maintaining our relevance and value to customers, employees and shareholders. As part of our efforts to achieve these objectives, we continue to build a comprehensive risk management culture and to implement governance and control measures to strengthen that culture.
We take a comprehensive approach to risk management. We have a defined risk framework and clearly articulated risk appetite which is approved annually by the Corporation’s Board of Directors (the Board). Risk management planning is integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole as well as managing risk across the enterprise and within individual business units, products, services and transactions, and across all geographic locations. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities.
Executive management assesses, and the Board oversees, the risk-adjusted returns of each business segment. Management reviews and approves strategic and financial operating plans, and recommends to the Board for approval a financial plan annually. By allocating economic capital to and establishing a risk appetite for a business segment, we seek to effectively manage the ability to take on risk. Economic capital is assigned to each business segment using a risk-adjusted methodology incorporating each segment’s stand-alone credit, market, interest rate and operational

68 Bank of America 2011

risk components, and is used to measure risk-adjusted returns.
In addition to reputational considerations, businesses operate within their credit, market, compliance and operational risk standards and limits in order to adhere to the risk appetite. These limits are based on analyses of risk and reward in each business, and executive management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. The Board monitors financial performance, execution of the strategic and financial operating plans, compliance with the risk appetite and the adequacy of internal controls through its committees.
The Board has completed its review of the Risk Framework and the Risk Appetite Statement for the Corporation, and both the Risk Framework and Risk Appetite Statement were approved in January 2012. The Risk Framework defines the accountability of the Corporation and its employees and the Risk Appetite Statement defines the parameters under which we will take risk. Both documents are intended to enable us to maximize our long-term results and ensure the integrity of our assets and the quality of our earnings. The Risk Framework is designed to be used by our employees to understand risk management activities, including their individual roles and accountabilities. It also defines how risk management is integrated into our core business processes, and it defines the risk management governance structure, including management’s involvement. The risk management responsibilities of the businesses, governance and control functions, and Corporate Audit are also clearly defined. The risk management process includes four critical elements: identify and measure risk, mitigate and control risk, monitor and test risk, and report and review risk, and is applied across all business activities to enable an integrated and comprehensive review of risk consistent with the Board’s Risk Appetite Statement.
Risk Management Processes and Methods
To support our corporate goals and objectives, risk appetite, and business and risk strategies, we maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities, by management and the Board. All employees have accountability for risk management. Each employee’s risk management responsibilities falls into one of three major categories: businesses, governance and control, and Corporate Audit.
Business managers and employees are accountable for identifying, managing and escalating attention to all risks in their business units, including existing and emerging risks. Business managers must ensure that their business activities are conducted within the risk appetite defined by management and approved by the Board. The limits and controls for each business must be consistent with the Risk Appetite Statement. Employees in client and customer facing businesses are responsible for day-to-day business activities, including developing and delivering profitable products and services, fulfilling customer requests and maintaining desirable customer relationships. These employees are accountable for conducting their daily work in accordance with policies and procedures. It is the responsibility of each employee to protect the Corporation and defend the interests of the shareholders.
Governance and control functions are comprised of Global Risk Management, Global Compliance, Legal and the enterprise control functions and are tasked with independently overseeing and managing risk activities. Global Compliance (which included

Regulatory Relations) and Legal report to the Chief Legal, Compliance and Regulatory Relations Executive. Enterprise control functions consist of the Chief Financial Officer Group, Global Technology and Operations, Global Human Resources, Global Marketing and Corporate Affairs.
Global Risk Management is led by the Chief Risk Officer (CRO). The CRO leads senior management in managing risk, is independent from the Corporation’s business and enterprise control functions, and maintains sufficient autonomy to develop and implement meaningful risk management measures. This position serves to protect the Corporation and its shareholders. The CRO reports to the Chief Executive Officer (CEO) and is the management team lead or a participant in Board-level risk governance committees. The CRO has the mandate to ensure that appropriate risk management practices are in place, and are effective and consistent with our overall business strategy and risk appetite. Global Risk Management is comprised of two types of risk teams, Enterprise risk teams and independent business risk teams, which report to the CRO and are independent from the business and enterprise control functions.
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
Independent business risk teams are responsible for establishing policies, limits, standards, controls, metrics and thresholds within the defined corporate standards for the businesses to which they are aligned. The independent business risk teams are also responsible for ensuring that risk limits and standards are reasonable and consistent with the risk appetite.
Enterprise control functions are independent of the businesses and have risk governance and control responsibilities for enterprise programs. In this role, they are responsible for setting policies, standards and limits; providing risk reporting; monitoring for systemic risk issues including existing and emerging; and implementing procedures and controls at the enterprise and business levels for their respective control functions.
The Corporate Audit function and the Corporate General Auditor maintain independence from the businesses and governance and control functions by reporting directly to the Audit Committee of the Board. Corporate Audit provides independent assessment and validation through testing of key processes and controls across the Corporation. Corporate Audit also provides an independent assessment of the Corporation’s management and internal control systems. Corporate Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and employees’ actions are in compliance with the Corporation’s policies, standards, procedures, and applicable laws and regulations.
To assist the Corporation in achieving its goals and objectives, risk appetite, and business and risk strategies, we utilize a risk management process that is applied across the execution of all business activities. This risk management process, which is an integral part of our Risk Framework, enables the Corporation to review risk in an integrated and comprehensive manner across all risk categories and make strategic and business decisions based on that comprehensive view. Corporate goals and objectives are

Bank of America 69

established by management, and management reflects these goals and objectives in our risk appetite which is approved by the Board and serves as a key driver for setting business and risk strategy.
One of the key tools of the risk management process is the use of Risk and Control Self Assessments (RCSAs). RCSAs are the primary method for facilitating the management of Business Environment and Internal Control Factor data. The end-to-end RCSA process incorporates risk identification and assessment of the control environment; monitoring, reporting and escalating risk; quality assurance and data validation; and integration with the risk appetite. The RCSA process also incorporates documentation by either the business or governance and control functions of the business environment, risks, controls, and monitoring and reporting. This results in a comprehensive risk management view that enables understanding of and action on operational risks and controls for all of our processes, products, activities and systems.
The formal processes used to manage risk represent a part of our overall risk management process. Corporate culture and the actions of our employees are also critical to effective risk management. Through our Code of Ethics, we set a high standard for our employees. The Code of Ethics provides a framework for all of our employees to conduct themselves with the highest integrity. We instill a strong and comprehensive risk management culture through communications, training, policies, procedures, and organizational roles and responsibilities. Additionally, we continue to strengthen the link between the employee performance management process and individual compensation to encourage employees to work toward enterprise-wide risk goals.
Board Oversight of Risk
The Board, comprised of a majority of independent directors, including an independent Chairman of the Board, oversees the management of the Corporation through a governance structure that includes Board committees and management committees. The Board’s standing committees that oversee the management of the majority of the risks faced by the Corporation include the Audit and Enterprise Risk Committees, comprised of independent directors, and the Credit Committee, comprised of non-management directors. This governance structure is designed to align the interests of the Board and management with those of our stockholders and to foster integrity throughout the Corporation.
The chart below illustrates the inter-relationship between the Board, Board committees and management committees with the majority of risk oversight responsibilities for the Corporation.

Board of Directors
Board Level Committees
Credit Committee
Enterprise Risk Committee
Audit Committee
Corporate Governance Committee
Compensation and Benefits Committee
Executive Committee
Management Level Committees
Credit Risk Committee
Insider Oversight and Monitoring Committee
Asset Liability and Market Risk Committee
Operational Risk Committee (1)
Compensation Committee
Benefits Committee
Allowance for Credit Losses Committee
Enterprise Credit Risk Policy Committee
Enterprise Portfolio Strategies Steering Co.
Regional Risk Committee
Risk Rating Executive Oversight Committee
CFO Risk Committee
Enterprise Model Risk Control Committee
Enterprise Mortgage Risk Committee
Global Markets Risk Committee
Ethics Oversight Committee
International Governance and Control Committee
Operational & Compliance Risk Committee
Disclosure Committee (2)

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

70 Bank of America 2011

Our Board’s Audit, Credit and Enterprise Risk Committees have the principal responsibility for assisting the Board with enterprise-wide oversight of the Corporation’s management and handling of risk.
Our Audit Committee assists the Board in the oversight of, among other things, the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements, and the overall effectiveness of our system of internal controls. Our Audit Committee also, taking into consideration the Board’s allocation of the review of risk among various committees of the Board, discusses with management guidelines and policies to govern the process by which risk assessment and risk management are undertaken, including the assessment of our major financial risk exposures and the steps management has taken to monitor and control such exposures.
Our Credit Committee oversees, among other things, the identification and management of our credit exposures on an enterprise-wide basis, our responses to trends affecting those exposures, the adequacy of the allowance for credit losses and our credit related policies.
Our Enterprise Risk Committee, among other things, oversees our identification of, management of and planning for, material risks on an enterprise-wide basis, including market risk, interest rate risk, liquidity risk, operational risk and reputational risk. Our Enterprise Risk Committee also oversees our capital management and liquidity planning.
Each of these committees regularly reports to our Board on risk-related matters within the committee’s responsibilities, which collectively provides our Board with integrated, thorough insight about our management of our enterprise-wide risks. At meetings of our Audit, Credit and Enterprise Risk Committees and our Board, directors receive updates from management regarding enterprise risk management, including our performance against our risk appetite.
Executive management develops for Board approval the Corporation’s Risk Framework, Risk Appetite Statement, and financial operating plans. Management monitors, and the Board oversees, through the Credit, Enterprise Risk and Audit Committees, financial performance, execution of the strategic and financial operating plans, compliance with the risk appetite, and the adequacy of internal controls.
Strategic Risk Management
Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and/or other inherent risks of the business including reputational and operational risk. In the financial services industry, strategic risk is elevated due to changing customer, competitive and regulatory environments. Our appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully considered in the context of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the CEO and executive management team. Significant strategic actions, such as material acquisitions or capital actions, require review and approval of the Board.
Executive management approves a strategic plan every two to three years. Annually, executive management develops a financial operating plan that implements the strategic goals for that year, and the Board reviews and approves the plan. With oversight by the Board, executive management ensures that the plans are consistent with the Corporation’s strategic plan, core operating tenets and risk appetite. The following are assessed in their reviews: forecasted earnings and returns on capital, the current risk profile, current capital and liquidity requirements, staffing levels and changes required to support the plan, stress testing results, and other qualitative factors such as market growth rates and peer analysis. At the business level, as we introduce new products, we monitor their performance to evaluate expectations (e.g., for earnings and returns on capital). With oversight by the Board, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize between achieving the targeted risk appetite, shareholder returns and maintaining the targeted financial strength.
We use proprietary models to measure the capital requirements for credit, country, market, operational and strategic risks. The economic capital assigned to each business is based on its unique risk exposures. With oversight by the Board, executive management assesses the risk-adjusted returns of each business in approving strategic and financial operating plans. The businesses use economic capital to define business strategies, price products and transactions, and evaluate client profitability. For additional information on how this measure is calculated, see Supplemental Financial Data on page 38.
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
To determine the appropriate level of capital, we assess the results of our Internal Capital Adequacy Assessment Process (ICAAP), the current economic and market environment, and feedback from investors, rating agencies and regulators. Based upon this analysis we set capital guidelines for Tier 1 common capital and Tier 1 capital to ensure we can maintain an adequate capital position in a severe adverse economic scenario. We also target to maintain capital in excess of the capital required per our economic capital measurement process. For additional information, see Economic Capital on page 75. Management and the Board annually approve a comprehensive Capital Plan which documents the ICAAP and related results, analysis and support for the capital guidelines, and planned capital actions and capital adequacy assessment.

Bank of America 71

The ICAAP incorporates capital forecasts, stress test results, economic capital, qualitative risk assessments and assessment of regulatory changes. We generate monthly regulatory capital and economic capital forecasts that are aligned to the most recent earnings, balance sheet and risk forecasts. We utilize quarterly stress tests to assess the potential impacts to our balance sheet, earnings, capital and liquidity for a variety of economic stress scenarios. We perform qualitative risk assessments to identify and assess material risks not fully captured in the forecasts, stress tests or economic capital. Given the significant proposed regulatory capital changes, we also regularly assess the potential capital impacts and monitor associated mitigation actions. Management continuously assesses ICAAP results and provides documented quarterly assessments of the adequacy of the capital guidelines and capital position to the Board or its committees.
Capital management is integrated into the risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits. Economic capital is allocated to each business unit and used to perform risk-adjusted return analysis at the business unit, client relationship and transaction levels.
Regulatory Capital
As a financial services holding company, we are subject to the risk-based capital guidelines (Basel I) issued by federal banking regulators. At December 31, 2011, we operated banking activities primarily under two charters: BANA and FIA Card Services, N.A. (FIA). Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.
Tier 1 capital is calculated as the sum of “core capital elements.” The predominate components of core capital elements are qualifying common stockholders’ equity and qualifying noncumulative perpetual preferred stock. Also included in Tier 1 capital are qualifying trust preferred securities (Trust Securities), hybrid securities and qualifying non-controlling interest in subsidiaries which are subject to the rules governing “restricted core capital elements.” Goodwill, other disallowed intangible assets, disallowed deferred tax assets and the cumulative changes in fair value of all financial liabilities accounted for under the fair value option that are included in retained earnings and are attributable to changes in the company’s own creditworthiness are deducted from the sum of the core capital elements. Total capital is Tier 1 plus supplementary Tier 2 capital elements such as qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, and a portion of net unrealized gains on AFS marketable equity securities. Tier 1 common capital is not an official regulatory ratio, but was introduced by the Federal Reserve during the Supervisory Capital Assessment Program in 2009. Tier 1 common capital is Tier 1 capital less preferred stock, Trust Securities, hybrid securities and qualifying non-controlling interest in subsidiaries.
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
The Corporation has issued notes to certain unconsolidated corporate-sponsored trust companies which issued Trust Securities and hybrid securities. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits. As a result, the Corporation includes qualifying Trust Securities in Tier 1 capital. The Financial Reform Act includes a provision under which the Corporation’s outstanding Trust Securities in the aggregate amount of $16.1 billion (approximately 125 bps of Tier 1 capital) at December 31, 2011 will be excluded from Tier 1 capital, with the exclusion to be phased in incrementally over a three-year period beginning January 1, 2013. This amount excludes $633 million of hybrid Trust Securities that are expected to be converted to preferred stock prior to the date of implementation. The treatment of Trust Securities during the phase-in period is unknown and is subject to future rulemaking.
For additional information on these and other regulatory requirements, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
Capital Composition and Ratios
Tier 1 common capital increased $1.6 billion to $126.7 billion at December 31, 2011 compared to 2010. The increase was driven primarily by the sale of CCB shares, the exchanges of preferred shares, Trust Securities and hybrid securities for common stock and debt, and the warrants issued in connection with the investment made by Berkshire, partially offset by an increase in deferred tax assets disallowed for regulatory capital purposes. The sales related to CCB increased Tier 1 common capital $6.4

72 Bank of America 2011

billion, or approximately 55 bps, while the exchanges increased Tier 1 common capital $3.9 billion, or approximately 29 bps. The warrants related to Berkshire, increased Tier 1 common capital approximately $2.1 billion, or 15 bps. The $8.1 billion increase in the deferred tax asset disallowance at December 31, 2011 compared to 2010 was primarily due to the expiration of the longer look-forward period granted by regulators at the time of the Merrill Lynch acquisition and an increase in net deferred tax assets. Tier 1 capital and Total capital decreased $4.4 billion and $14.5 billion at December 31, 2011 compared to 2010. For additional information regarding the sale of our investment in CCB, see Note 5 – Securities to the Consolidated Financial Statements. For additional information regarding the exchanges and the investment made by Berkshire, see Note 13 – Long-term Debt and Note 15 – Shareholders’ Equity to the Consolidated Financial Statements.
Risk-weighted assets decreased $172 billion to $1,284 billion at December 31, 2011 compared to 2010. The decrease was driven in part by our sale of CCB shares and our Canadian card business and is consistent with our continued efforts to reduce non-core assets and legacy loan portfolios. The Tier 1 common capital ratio, the Tier 1 capital ratio and the Total capital ratio increased due to the decline in risk-weighted assets. The Tier 1 leverage ratio increased compared to 2010 reflecting the decrease in Tier 1 capital and a reduction in adjusted quarterly average total assets.
Table 13 presents Bank of America Corporation’s capital ratios and related information at December 31, 2011 and 2010.

Table 13	Bank of America Corporation Regulatory Capital

	December 31
(Dollars in billions)	2011	2010
Tier 1 common capital ratio	9.86%	8.60%
Tier 1 capital ratio	12.40	11.24
Total capital ratio	16.75	15.77
Tier 1 leverage ratio	7.53	7.21
Risk-weighted assets	$1,284	$1,456
Adjusted quarterly average total assets (1)	2,114	2,270

(1)	Reflects adjusted average total assets for the three months ended December 31, 2011 and
2010.

Table 14 presents the capital composition at December 31, 2011 and 2010.

Table 14	Capital Composition

		December 31
(Dollars in millions)		2011	2010
Total common shareholders’ equity		$211,704	$211,686
Goodwill		(69,967)	(73,861)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)		(5,848)	(6,846)
Net unrealized gains or losses on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax		682	(4,137)
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax		4,391	3,947
Exclusion of fair value adjustment related to structured liabilities (1)		944	2,984
Disallowed deferred tax asset		(16,799)	(8,663)
Other		1,583	29
Total Tier 1 common capital		126,690	125,139
Qualifying preferred stock		15,479	16,562
Trust preferred securities		16,737	21,451
Noncontrolling interest		326	474
Total Tier 1 capital		159,232	163,626
Long-term debt qualifying as Tier 2 capital		38,165	41,270
Allowance for loan and lease losses		33,783	41,885
Reserve for unfunded lending commitments		714	1,188
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets		(18,159)	(24,690)
45 percent of the pre-tax net unrealized gains on AFS marketable equity securities		1	4,777
Other		1,365	1,538
Total capital		$215,101	$229,594

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory purposes.
Regulatory Capital Changes
We manage regulatory capital to adhere to regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted. The regulatory capital rules as written by the Basel Committee on Banking Supervision (Basel Committee) continue to evolve.
We currently measure and report our capital ratios and related information in accordance with Basel I. See Capital Management on page 71 for additional information. Basel I has been subject to revisions, which include final Basel II rules (Basel II) published in December 2007 by U.S banking regulators and proposed Basel

III rules (Basel III) published by the Basel Committee in December 2010, and further amended in July 2011. We are currently in the Basel II parallel period.
On December 29, 2011, U.S. regulators issued a notice of proposed rulemaking (NPR) that would amend a December 2010 NPR on the Market Risk Rules. This amended NPR is expected to increase the capital requirements for our trading assets and liabilities. We continue to evaluate the capital impact of the proposed rules and currently anticipate that we will be in compliance with any final rules by the projected implementation date in late 2012.

Bank of America 73

If implemented by U.S. banking regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of Trust Securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of accumulated OCI in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. For additional information on deferred tax assets and MSRs, see Note 21 – Income Taxes and Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements. The phase-in period for the capital deductions is proposed to occur in 20 percent increments from 2014 through 2018 with full implementation by December 31, 2018. An increase in capital requirements for counterparty credit risk is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. banking regulators have not yet issued proposed regulations that will implement these requirements.
Preparing for the implementation of the new capital rules is a top strategic priority, and we expect to comply with the final rules when issued and effective. We intend to continue to build capital through retaining earnings, actively reducing legacy asset portfolios and implementing other capital related initiatives, including focusing on reducing both higher risk-weighted assets and assets currently deducted, or expected to be deducted under Basel III, from capital. We expect non-core asset sales to play a less prominent role in our capital strategy in future periods.
On June 17, 2011, U.S. banking regulators proposed rules requiring all large bank holding companies (BHCs) to submit a comprehensive capital plan to the Federal Reserve as part of an annual Comprehensive Capital Analysis and Review (CCAR). The proposed regulations require BHCs to demonstrate adequate capital to support planned capital actions, such as dividends, share repurchases or other forms of distributing capital. CCAR submissions are subject to the review and approval of the Federal Reserve. The Federal Reserve may require BHCs to provide prior notice under certain circumstances before making a capital distribution. On January 5, 2012, we submitted a capital plan to the Federal Reserve consistent with the proposed rules. The capital plan includes the ICAAP and related results, analysis and support for the capital guidelines, and planned capital actions. The ICAAP incorporates capital forecasts, stress test results, economic capital, qualitative risk assessments and assessment of regulatory changes, all of which influence the capital adequacy assessment.
On July 19, 2011, the Basel Committee published the consultative document “Globally systemic important banks: Assessment methodology and the additional loss absorbency requirement” which sets out measures for global, systemically important financial institutions including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which they will be phased in. As proposed, the SIFI buffer would be met with additional Tier 1 common equity ranging from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. This will be phased in from 2016 through 2018. U.S. banking regulators have not yet provided similar rules for U.S. implementation of a SIFI buffer.
Given that the U.S. regulatory agencies have issued neither proposed rulemaking nor supervisory guidance on Basel III, significant uncertainty exists regarding the eventual impacts of Basel III on U.S. financial institutions, including us. These regulatory changes also require approval by the U.S. regulatory agencies of analytical models used as part of our capital measurement and assessment, especially in the case of more complex models. If these more complex models are not approved, it could require financial institutions to hold additional capital, which in some cases could be significant.
Based on the assumed approval of these models and our current assessment of Basel III, continued focus on capital management, expectations of future performance and continued efforts to build a fortress balance sheet, we currently anticipate that our Tier 1 common equity ratio will be between 7.25 percent and 7.50 percent by the end of 2012, assuming phase-in per the regulations at that time of all deductions scheduled to occur between 2013 and 2019.
On December 20, 2011, the Federal Reserve issued proposed rules to implement enhanced supervisory and prudential requirements and the early remediation requirements established under the Financial Reform Act. The enhanced standards include risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit for certain companies determined to pose a threat to financial stability. Comments on the proposed rules are due by March 31, 2012. The final rules are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.
For additional information regarding Basel II, Basel III, Market Risk Rules and other proposed regulatory capital changes, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

74 Bank of America 2011

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
Table 15 presents regulatory capital information for BANA and FIA at December 31, 2011 and 2010.

Table 15		Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

	December 31
	2011		2010
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Tier 1
Bank of America, N.A.	11.74%	$119,881	10.78%	$114,345
FIA Card Services, N.A.	17.63	24,660	15.30	25,589
Total
Bank of America, N.A.	15.17	154,885	14.26	151,255
FIA Card Services, N.A.	19.01	26,594	16.94	28,343
Tier 1 leverage
Bank of America, N.A.	8.65	119,881	7.83	114,345
FIA Card Services, N.A.	14.22	24,660	13.21	25,589
BANA’s Tier 1 capital ratio increased 96 bps to 11.74 percent and the Total capital ratio increased 91 bps to 15.17 percent at December 31, 2011 compared to 2010. The increase in the ratios was driven by $9.6 billion in earnings generated during 2011. The Tier 1 leverage ratio increased 82 bps to 8.65 percent, benefiting from the improvement in Tier 1 capital combined with a $73.4 billion decrease in adjusted quarterly average total assets resulting from our continued efforts to reduce non-core assets and legacy loan portfolios.
FIA’s Tier 1 capital ratio increased 233 bps to 17.63 percent and the Total capital ratio increased 207 bps to 19.01 percent at December 31, 2011 compared to 2010. The Tier 1 leverage ratio increased 101 bps to 14.22 percent at December 31, 2011 compared to 2010. The increase in ratios was driven by $5.7 billion in earnings generated during 2011 and a reduction in risk-weighted assets.
During 2011, BANA paid dividends of $9.8 billion to Bank of America Corporation. FIA returned capital of $7.0 billion to Bank of America Corporation during 2011 and is anticipated to return an additional $3.0 billion in 2012.
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
MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At December 31, 2011, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $803 million by $10.0 billion. MLPCC’s net capital of $3.5 billion exceeded the minimum requirement of $168 million by approximately $3.3 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5 billion. At December 31, 2011, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Economic Capital
Our economic capital measurement process provides a risk-based measurement of the capital required for unexpected credit, market and operational losses over a one-year time horizon at a 99.97 percent confidence level. Economic capital is allocated to each business unit based upon its risk positions and contribution to enterprise risk, and is used for capital adequacy, performance measurement and risk management purposes. The strategic planning process utilizes economic capital with the goal of allocating risk appropriately and measuring returns consistently across all businesses and activities. Economic capital allocation plans are incorporated into the Corporation’s financial plan which is approved by the Board on an annual basis.
Credit Risk Capital
Economic capital for credit risk captures two types of risks: default risk, which represents the loss of principal due to outright default or the borrower’s inability to repay an obligation in full, and migration risk, which represents potential loss in market value due to credit deterioration over the one-year capital time horizon. Credit risk is assessed and modeled for all on- and off-balance sheet credit exposures within sub-categories for commercial, retail, counterparty and investment securities. The economic capital methodology captures dimensions such as concentration and country risk and originated securitizations. The economic capital methodology is based on the probability of default, loss given default (LGD), exposure at default (EAD) and maturity for each credit exposure, and the portfolio correlations across exposures. See page 80 for more information on Credit Risk Management.

Bank of America 75

Market Risk Capital
Market risk reflects the potential loss in the value of financial instruments or portfolios due to movements in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. Bank of America’s primary market risk exposures are in its trading portfolio, equity investments, MSRs and the interest rate exposure of its core balance sheet. Economic capital is determined by utilizing the same models the Corporation used to manage these risks including, for example, Value-at-Risk (VaR), simulation, stress testing and scenario analysis. See page 112 for additional information on Market Risk Management.
Operational Risk Capital
We calculate operational risk capital at the business unit level using actuarial-based models and historical loss data. We supplement the calculations with scenario analysis and risk control assessments. See Operational Risk Management on page 119 for more information.
Common Stock Dividends
Table 16 is a summary of our declared quarterly cash dividends on common stock during 2011 and through February 23, 2012.

Table 16	Common Stock Cash Dividend Summary

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 11, 2012	March 2, 2012	March 23, 2012	$0.01
November 18, 2011	December 2, 2011	December 23, 2011	0.01
August 22, 2011	September 2, 2011	September 23, 2011	0.01
May 11, 2011	June 3, 2011	June 24, 2011	0.01
January 26, 2011	March 4, 2011	March 25, 2011	0.01
Enterprise-wide Stress Testing
As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand balance sheet, earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts from our risk profile on our balance sheet, earnings, capital and liquidity and serve as a key component of our capital and risk management practices. Scenarios are selected by a group comprised of senior business, risk and finance executives. Impacts to each business from each scenario are then determined and analyzed, primarily by leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Chief Financial Officer Risk Committee (CFORC), Asset Liability and Market Risk Committee (ALMRC) and the Board’s Enterprise Risk Committee (ERC) and serves to inform decision making by management and the Board. We have made substantial investments to establish stress testing capabilities as a core business process.

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
The Enterprise Risk Committee approves the Corporation’s liquidity policy and contingency funding plan, including establishing liquidity risk tolerance levels. The ALMRC, in conjunction with the Board and its committees, monitors our liquidity position and reviews the impact of strategic decisions on our liquidity. ALMRC is responsible for managing liquidity risks and ensuring exposures remain within the established tolerance levels. ALMRC delegates additional oversight responsibilities to the CFORC, which reports to the ALMRC. The CFORC reviews and monitors our liquidity position, cash flow forecasts, stress testing scenarios and results, and implements our liquidity limits and guidelines. For more information, see Board Oversight of Risk on page 70. Under this governance framework, we have developed certain funding and liquidity risk management practices which include: maintaining excess liquidity at the parent company and selected subsidiaries, including our bank and broker/dealer subsidiaries; determining what amounts of excess liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
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

76 Bank of America 2011

Our Global Excess Liquidity Sources increased $42 billion to $378 billion compared to December 31, 2010 and were maintained as presented in Table 17. This increase was due primarily to liquidity generated by our bank subsidiaries through deposit growth, reductions in LHFS and other factors. Partially offsetting the increase were the results of our ongoing reductions of our debt footprint announced in 2010.

Table 17	Global Excess Liquidity Sources		Average for Three Months Ended December 31,
	December 31
(Dollars in billions)	2011	2010	2011
Parent company	$125	$121	$118
Bank subsidiaries	222	180	215
Broker/dealers	31	35	29
Total global excess liquidity sources	$378	$336	$362

As shown in Table 17, the Global Excess Liquidity Sources available to the parent company totaled $125 billion and $121 billion at December 31, 2011 and 2010. Typically, parent company cash is deposited overnight with BANA.
Table 18 presents the composition of Global Excess Liquidity Sources at December 31, 2011 and 2010.

Table 18	Global Excess Liquidity Sources Composition

	December 31
(Dollars in billions)	2011	2010
Cash on deposit	$79	$80
U.S. treasuries	48	65
U.S. agency securities and mortgage-backed securities	228	174
Non-U.S. government and supranational securities	23	17
Total global excess liquidity sources	$378	$336

Global Excess Liquidity Sources available to our bank subsidiaries at December 31, 2011 and 2010 totaled $222 billion and $180 billion. These amounts are distinct from the cash deposited by the parent company presented in Table 17. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe could also be used to generate liquidity, primarily investment-grade MBS. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $189 billion and $170 billion at December 31, 2011 and 2010. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or non-bank subsidiaries with prior regulatory approval.
Global Excess Liquidity Sources available to our broker/dealer subsidiaries at December 31, 2011 and 2010 totaled $31 billion and $35 billion. Our broker/dealers also held significant amounts of other unencumbered securities that we believe could also be used to generate additional liquidity, including investment-grade securities and equities. Liquidity held in a broker/dealer subsidiary is only available to meet the obligations of that entity and can only be transferred to the parent company or to any other subsidiary with prior regulatory approval due to regulatory restrictions and minimum requirements.
Time to Required Funding and Stress Modeling
We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity and issuances under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), all of which will mature by June 30, 2012. The Corporation has established a target for Time to Required Funding of 21 months. Our Time to Required Funding at December 31, 2011 was 29 months. For purposes of calculating Time to Required Funding for December 31, 2011, we have also included in the amount of unsecured contractual obligations the $8.6 billion liability related to the BNY Mellon Settlement. This settlement is subject to final court approval and certain other conditions, and the timing of the payment is not certain.
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
The types of contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to, upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals and reduced rollover of maturing term deposits by customers; increased draws on loan commitment and liquidity facilities, including Variable Rate Demand Notes; additional collateral that counterparties could call if our credit ratings were further downgraded; collateral, margin and subsidiary capital requirements arising from losses; and potential liquidity required to maintain businesses and finance customer activities.
We consider all sources of funds that we could access during each stress scenario and focus particularly on matching available sources with corresponding liquidity requirements by legal entity. We also use the stress modeling results to manage our asset-liability profile and establish limits and guidelines on certain funding sources and businesses.

Bank of America 77

Basel III Liquidity Standards
In December 2010, the Basel Committee issued “International framework for liquidity risk measurement, standards and monitoring,” which includes two proposed measures of liquidity risk. These two minimum liquidity measures were initially introduced in guidance in December 2009 and are considered part of Basel III.
The first proposed liquidity measure is the Liquidity Coverage Ratio (LCR), which is calculated as the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under an acute 30-day stress scenario. The second proposed liquidity measure is the Net Stable Funding Ratio (NSFR), which measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee expects the LCR requirement to be implemented in January 2015 and the NSFR requirement to be implemented in January 2018, following an observation period that began in 2011. We continue to monitor the development and the potential impact of these proposals, and assuming adoption by U.S. banking regulators, we expect to meet the final standards within the regulatory timelines.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor groups.
We fund a substantial portion of our lending activities through our deposit base, which was $1,033 billion and $1,010 billion at December 31, 2011 and 2010. Deposits are primarily generated by our Deposits, Global Commercial Banking, GWIM and GBAM segments. These deposits are diversified by clients, product type and geography and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations and FHLB loans.
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
We reduced our use of unsecured short-term borrowings at the parent company and broker/dealer subsidiaries, including commercial paper and master notes, to relatively insignificant amounts in 2011. These short-term borrowings were used to support customer activities, short-term financing requirements and cash management objectives. For average and period-end balance discussions, see Balance Sheet Overview on page 34. For more information, see Note 12 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings to the Consolidated Financial Statements.
Our mortgage business accesses a liquid market for the sale of newly originated mortgages through contracts with the GSEs and FHA. Contracts with the GSEs are subject to the seller/servicer guides issued by the GSEs.
We issue the majority of our long-term unsecured debt at the parent company. During 2011, the parent company issued $21.0 billion of long-term unsecured debt. We may also issue long-term unsecured debt at BANA, although there were no new issuances during 2011.
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
At December 31, 2011 and 2010, our long-term debt was in the currencies presented in Table 19.

Table 19	Long-term Debt by Major Currency

	December 31
(Dollars in millions)	2011	2010
U.S. Dollar	$255,262	$302,487
Euro	68,799	87,482
Japanese Yen	19,568	19,901
British Pound	12,554	16,505
Australian Dollar	4,900	6,924
Canadian Dollar	4,621	6,628
Swiss Franc	2,268	3,069
Other	4,293	5,435
Total long-term debt	$372,265	$448,431

Total long-term debt decreased $76.2 billion, or 17 percent in 2011. This decrease reflects our ongoing initiative to reduce our debt footprint over time, and we anticipate that we will continue to reduce our debt footprint as appropriate through 2013. We may, from time to time, purchase outstanding debt securities in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, we also may make markets in our debt instruments to provide liquidity for investors. For additional information on long-term debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 116.

78 Bank of America 2011

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors with returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities immediately under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a book value of $50.9 billion and $61.1 billion at December 31, 2011 and 2010.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.
Prior to 2010, we participated in the TLGP, which allowed us to issue senior unsecured debt that the FDIC guaranteed in return for a fee based on the amount and maturity of the debt. At December 31, 2011, we had $23.9 billion outstanding under the program. We no longer issue debt under this program and all of our debt issued under TLGP will mature by June 30, 2012. TLGP issuances are included in the unsecured contractual obligations for the Time to Required Funding metric. Under this program, our debt received the highest long-term ratings from the major credit rating agencies which resulted in a lower total cost of issuance than if we had issued non-FDIC guaranteed long-term debt.
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
Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies which consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time and provide no assurances that they will maintain our ratings at current levels.
Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types, the rating agencies’ assessment of the general operating environment for financial services companies, our mortgage exposures, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.
Each of the three primary rating agencies, Moody’s, S&P and Fitch, downgraded the Corporation and its subsidiaries in late 2011. They have each also indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. They have indicated that they will continue to assess this view of support as financial services regulations and legislation evolve. On December 15, 2011, Fitch downgraded the Corporation’s and BANA’s long-term and short-term debt ratings as a result of Fitch’s decision to lower its “support floor” for systemically important U.S. financial institutions. This downgrade resolves the Rating Watch Negative Fitch placed on the Corporation’s ratings on October 22, 2010. On November 29, 2011, S&P downgraded the Corporation’s long-term and short-term debt ratings as well as BANA’s long-term debt rating as a result of S&P’s implementation of revised methodologies for determining Banking Industry Country Risk Assessments and bank ratings. On September 21, 2011, Moody’s downgraded the Corporation’s long-term and short-term debt ratings as well as BANA’s long-term debt rating as a result of Moody’s lowering the amount of uplift for potential U.S. government support it incorporates into ratings. On February 15, 2012, Moody’s placed the Corporation’s long-term debt ratings and BANA’s long-term and short-term debt ratings on review for possible downgrade as part of its review of financial institutions with global capital markets operations. Any adjustment to our ratings will be determined based on Moody’s review; however, the agency offered guidance that downgrades to our ratings, if any, would likely be limited to one notch. The rating agencies could make further adjustments to our ratings at any time and provide no assurances that they will maintain our ratings at current levels.
Currently, the Corporation’s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa1/P-2 (negative) by Moody’s; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. BANA’s long-term/short-term senior debt ratings and outlooks currently are as follows: A2/P-1 (negative) by Moody’s; A/A-1 (negative) by S&P; and A/F1 (stable) by Fitch. MLPF&S’s long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International’s long-term/short-term senior debt ratings are A/A-1 (negative) by S&P. The credit ratings of Merrill Lynch from the three primary credit rating agencies are the same as those of Bank of America Corporation. The primary credit rating agencies have indicated that the major drivers of Merrill Lynch’s credit ratings are Bank of America Corporation’s credit ratings.

Bank of America 79

A further reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If the short-term credit ratings of our parent company, bank or broker/dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing, and the effect on our incremental cost of funds could be material.
At December 31, 2011, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $1.6 billion comprised of $1.2 billion for BANA and approximately $375 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $1.1 billion in additional collateral comprised of $871 million for BANA and $269 million for Merrill Lynch and certain of its subsidiaries, would have been required.
Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2011 was $2.9 billion, against which $2.7 billion of collateral had been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2011 was an incremental $5.6 billion, against which $5.4 billion of collateral had been posted.
While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties.
For information regarding the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 4 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors.
During the third quarter of 2011, Moody’s and S&P placed the sovereign rating of the United States on review for possible downgrade due to the possibility of a default on the government’s debt obligations because of a failure to increase the debt limit.

On August 2, 2011, Moody’s affirmed its Aaa rating and revised its outlook to negative. On August 5, 2011, S&P downgraded the long-term sovereign credit rating of the United States to AA+, and affirmed the short-term sovereign credit rating; the outlook is negative. On November 28, 2011, Fitch affirmed its AAA long-term rating of the United States, but changed the outlook from stable to negative. On the same day, Fitch affirmed its F1+ short-term rating of the U.S. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the United States.
Credit Risk Management
Credit quality continued to improve during 2011. Continued economic stability and our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across most portfolios and risk ratings improved in the commercial portfolios. However, global and national economic uncertainty, home price declines and regulatory reform continued to weigh on the credit portfolios through December 31, 2011. For more information, see Executive Summary – 2011 Economic and Business Environment on page 27.
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at either fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures. For additional information on derivative and credit extension commitments, see Note 4 – Derivatives and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.
We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.

80 Bank of America 2011

We proactively refine our underwriting and credit management practices as well as credit standards to meet the changing economic environment. To actively mitigate losses and enhance customer support in our consumer businesses, we have expanded collections, loan modification and customer assistance infrastructures. We also have implemented a number of actions to mitigate losses in the commercial businesses including increasing the frequency and intensity of portfolio monitoring, hedging activity and our practice of transferring management of deteriorating commercial exposures to independent special asset officers as credits enter criticized categories.
Since January 2008, and through 2011, Bank of America and Countrywide have completed over one million loan modifications with customers. During 2011, we completed over 225,000 customer loan modifications with a total unpaid principal balance of approximately $49.9 billion, including approximately 104,000 permanent modifications under the government’s Making Home Affordable Program. Of the loan modifications completed in 2011, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and capitalization of past due amounts which represent 60 percent of the volume of modifications completed in 2011, while principal forbearance represented 19 percent, principal reductions and forgiveness represented six percent and capitalization of past due amounts represented eight percent. These modification types are generally considered troubled debt restructurings (TDRs). For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 92 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. In early 2012, S&P, Fitch and Moody’s downgraded the credit ratings of several European countries, and S&P downgraded the credit rating of the EFSF, adding to concerns about investor appetite for continued support in stabilizing the affected countries. Uncertainty in the progress of debt restructuring negotiations and the lack of a clear resolution to the crisis has led to continued volatility in the European financial markets, and if the situation worsens, may spread into the global financial markets. In December 2011, the ECB announced initiatives to address European bank liquidity and funding concerns by providing low-cost three-year loans to banks, and expanding collateral eligibility. While these initiatives may reduce systemic risk, there remains considerable uncertainty as to future developments regarding the European debt crisis. For additional information on our direct sovereign and non-sovereign exposures in non-U.S. countries, see Non-U.S. Portfolio on page 104 and Item 1A. Risk Factors.

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
Consumer Credit Portfolio
Improvement in the U.S. economy and labor markets during 2011 resulted in lower credit losses in most consumer portfolios during 2011 compared to 2010. However, continued stress in the housing market, including declines in home prices, continued to adversely impact the home loans portfolio.
Table 20 presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were recorded at fair value upon acquisition. In addition to being included in the “Outstandings” columns in Table 20, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. For additional information, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio on page 89 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio, but continue to be classified as PCI loans as shown in Table 20.

Bank of America 81

Table 20	Consumer Loans

		December 31
		Outstandings		Countrywide Purchased Credit-impaired Loan Portfolio
(Dollars in millions)		2011	2010	2011	2010
Residential mortgage (1)		$262,290	$257,973	$9,966	$10,592
Home equity		124,699	137,981	11,978	12,590
Discontinued real estate (2)		11,095	13,108	9,857	11,652
U.S. credit card		102,291	113,785	n/a	n/a
Non-U.S. credit card		14,418	27,465	n/a	n/a
Direct/Indirect consumer (3)		89,713	90,308	n/a	n/a
Other consumer (4)		2,688	2,830	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option		607,194	643,450	31,801	34,834
Loans accounted for under the fair value option (5)		2,190	n/a	n/a	n/a
Total consumer loans		$609,384	$643,450	$31,801	$34,834

(1)	Outstandings includes non-U.S. residential mortgages of $85 million and $90 million at December 31, 2011 and 2010.

(2)	Outstandings includes $9.9 billion and $11.8 billion of pay option loans and $1.2 billion and $1.3 billion of subprime loans at December 31, 2011 and 2010. We no longer originate these products.

(3)
Outstandings includes dealer financial services loans of $43.0 billion and $43.3 billion, consumer lending loans of $8.0 billion and $12.4 billion, U.S. securities-based lending margin loans of $23.6 billion and $16.6 billion, student loans of $6.0 billion and $6.8 billion, non-U.S. consumer loans of $7.6 billion and $8.0 billion, and other consumer loans of $1.5 billion and $3.2 billion at December 31, 2011 and 2010.

(4)
Outstandings includes consumer finance loans of $1.7 billion and $1.9 billion, other non-U.S. consumer loans of $929 million and $803 million, and consumer overdrafts of $103 million and $88 million at December 31, 2011 and 2010.

(5)
Consumer loans accounted for under the fair value option include residential mortgage loans of $906 million and discontinued real estate loans of $1.3 billion at December 31, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. See Consumer Credit Risk – Consumer Loans Accounted for Under the Fair Value Option on page 92 and Note 23 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

n/a = not applicable

Table 21 presents accruing consumer loans past due 90 days or more and consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans, which include loans insured by the FHA and individually insured long-term stand-by agreements with FNMA and FHLMC (fully-insured loan portfolio), are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily related to our purchases of delinquent FHA loans pursuant to our servicing agreements. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due. For additional information on FHA loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Unresolved Claims Status on page 57.

Table 21	Consumer Credit Quality

		December 31
		Accruing Past Due 90 Days or More		Nonperforming
(Dollars in millions)		2011	2010	2011	2010
Residential mortgage (1)		$21,164	$16,768	$15,970	$17,691
Home equity		—	—	2,453	2,694
Discontinued real estate		—	—	290	331
U.S. credit card		2,070	3,320	n/a	n/a
Non-U.S. credit card		342	599	n/a	n/a
Direct/Indirect consumer		746	1,058	40	90
Other consumer		2	2	15	48
Total (2)		$24,324	$21,747	$18,768	$20,854
Consumer loans as a percentage of outstanding consumer loans (2)		4.01%	3.38%	3.09%	3.24%
Consumer loans as a percentage of outstanding loans excluding Countrywide PCI and fully-insured loan portfolios (2)		0.66	0.92	3.90	3.85

(1)
Balances accruing past due 90 days or more are fully-insured loans. These balances include $17.0 billion and $8.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured and $4.2 billion and $8.5 billion of loans on which interest was still accruing at December 31, 2011 and 2010.

(2)
Balances exclude consumer loans accounted for under the fair value option. At December 31, 2011, approximately $713 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest. There were no consumer loans accounted for under the fair value option at December 31, 2010.

n/a = not applicable

82 Bank of America 2011

Table 22 presents net charge-offs and related ratios for consumer loans and leases for 2011 and 2010.

Table 22	Consumer Net Charge-offs and Related Ratios

		Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)		2011	2010	2011	2010
Residential mortgage		$3,832	$3,670	1.45%	1.49%
Home equity		4,473	6,781	3.42	4.65
Discontinued real estate		92	68	0.75	0.49
U.S. credit card		7,276	13,027	6.90	11.04
Non-U.S. credit card		1,169	2,207	4.86	7.88
Direct/Indirect consumer		1,476	3,336	1.64	3.45
Other consumer		202	261	7.32	8.89
Total		$18,520	$29,350	2.94	4.51

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 2.27 percent and 1.86 percent for residential mortgage, 3.77 percent and 5.10 percent for home equity, 7.14 percent and 4.20 percent for discontinued real estate and 3.62 percent and 5.08 percent for the total consumer portfolio for 2011 and 2010. These are the only product classifications materially impacted by the Countrywide PCI and fully-insured loan portfolios for 2011 and 2010.
Legacy Asset Servicing within CRES manages our exposures to certain residential mortgage, home equity and discontinued real estate products. Legacy Asset Servicing manages both our owned loans, as well as loans serviced for others, that meet certain criteria. The criteria generally represent home lending standards which we do not consider as part of our continuing core business. The Legacy Asset Servicing portfolio includes the following:

•	Discontinued real estate loans including subprime and pay option

•	Residential mortgage loans and home equity loans for products we no longer originate including reduced document loans and interest-only loans not underwritten to fully amortizing payment

•
Loans that would not have been originated under our underwriting standards at December 31, 2010 including conventional loans with an original loan-to-value (LTV) greater than 95 percent and government-insured loans for which the borrower has a FICO score less than 620

•	Countrywide PCI loan portfolios

•	Certain loans that met a pre-defined delinquency and probability of default threshold as of January 1, 2011
For more information on Legacy Asset Servicing within CRES, see page 43.
Table 23 presents outstandings, nonperforming balances and net charge-offs by the Core portfolio and the Legacy Asset Servicing portfolio for the home loans portfolio.

Table 23	Home Loans Portfolio

	December 31
	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	2011	2010	2011	2010	2011
Core portfolio
Residential mortgage	$178,337	$166,927	$2,414	$1,510	$348
Home equity	67,055	71,519	439	107	501
Legacy Asset Servicing portfolio
Residential mortgage (1)	83,953	91,046	13,556	16,181	3,484
Home equity	57,644	66,462	2,014	2,587	3,972
Discontinued real estate (1)	11,095	13,108	290	331	92
Home loans portfolio
Residential mortgage	262,290	257,973	15,970	17,691	3,832
Home equity	124,699	137,981	2,453	2,694	4,473
Discontinued real estate	11,095	13,108	290	331	92
Total home loans portfolio	$398,084	$409,062	$18,713	$20,716	$8,397

(1)
Balances exclude consumer loans accounted for under the fair value option of $906 million for residential mortgage loans and $1.3 billion for discontinued real estate loans at December 31, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. See Note 23 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that excludes the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the Countrywide PCI loan portfolios on page 89.

Bank of America 83

Residential Mortgage
The residential mortgage portfolio, which for purposes of the consumer credit portfolio discussion and related tables, excludes the discontinued real estate portfolio acquired from Countrywide, makes up the largest percentage of our consumer loan portfolio at 43 percent of consumer loans at December 31, 2011. Approximately 14 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is mostly in All Other and is comprised of both originated loans as well as purchased loans used in our overall ALM activities.
Outstanding balances in the residential mortgage portfolio, excluding $906 million of loans accounted for under the fair value option, increased $4.3 billion at December 31, 2011 compared to December 31, 2010 as new origination volume, the majority of which is fully-insured, was partially offset by paydowns, charge-offs and transfers to foreclosed properties. In addition, repurchases of FHA delinquent loans pursuant to our servicing agreements with GNMA also increased the residential mortgage portfolio during 2011. At December 31, 2011 and 2010, the residential mortgage portfolio included $93.9 billion and $67.2 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of FHA insurance and long-term stand-by agreements with FNMA and FHLMC. At December 31, 2011 and 2010, $24.0 billion and $20.1 billion were related to repurchases of FHA delinquent loans pursuant to our servicing agreements with GNMA and the remainder of the fully-insured portfolio represents originations that were retained on-balance sheet.
At December 31, 2011 and 2010, principal balances of $23.8 billion and $12.9 billion were protected by long-term stand-by agreements. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses.
In addition to the abovementioned long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
At December 31, 2011 and 2010, the synthetic securitization vehicles referenced principal balances of $23.9 billion and $53.9 billion of residential mortgage loans and provided loss protection up to $783 million and $1.1 billion. At December 31, 2011 and 2010, the Corporation had a receivable of $359 million and $722 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the Countrywide PCI and fully-insured loan portfolios, for 2011 would have been reduced by 13 bps and eight bps for 2010.
Synthetic securitizations and the long-term stand-by agreements with FNMA and FHLMC together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At December 31, 2011 and 2010, these programs had the cumulative effect of reducing our risk-weighted assets by $7.9 billion and $8.2 billion, increased our Tier 1 capital ratio by eight bps and six bps, and our Tier 1 common capital ratio by six bps and five bps.
Table 24 presents certain residential mortgage key credit statistics on both a reported basis and excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the Countrywide PCI loan portfolio, see page 89.

Table 24	Residential Mortgage – Key Credit Statistics

	December 31
	Reported Basis (1)		Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	2011	2010	2011	2010
Outstandings	$262,290	$257,973	$158,470	$180,136
Accruing past due 30 days or more	28,688	24,267	3,950	5,117
Accruing past due 90 days or more	21,164	16,768	n/a	n/a
Nonperforming loans	15,970	17,691	15,970	17,691
Percent of portfolio
Refreshed LTV greater than 90 but less than 100	15%	15%	11%	11%
Refreshed LTV greater than 100	33	32	26	24
Refreshed FICO below 620	21	20	15	15
2006 and 2007 vintages (2)	27	32	37	40
Net charge-off ratio (3)	1.45	1.49	2.27	1.86

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were no residential mortgage loans accounted for under the fair value option at December 31, 2010. See Note 23 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
These vintages of loans account for 63 percent and 67 percent of nonperforming residential mortgage loans at December 31, 2011 and 2010. These vintages of loans accounted for 73 percent and 77 percent of residential mortgage net charge-offs in 2011 and 2010.

(3)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans, excluding loans accounted for under the fair value option.
n/a = not applicable

84 Bank of America 2011

Nonperforming residential mortgage loans decreased $1.7 billion compared to December 31, 2010 as outflows outpaced new inflows, which continued to slow in 2011 due to favorable delinquency trends. Accruing loans past due 30 days or more decreased $1.2 billion to $4.0 billion at December 31, 2011. At December 31, 2011, $11.4 billion, or 71 percent, of the nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Net charge-offs increased $162 million to $3.8 billion in 2011, or 2.27 percent of total average residential mortgage loans, compared to 1.86 percent for 2010. This increase in net charge-offs for 2011 was primarily driven by further deterioration in home prices on loans greater than 180 days past due which were written down to the estimated fair value of the collateral less estimated costs to sell, partially offset by favorable delinquency trends. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns and charge-offs outpacing new originations.
Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed LTV, loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised six percent of the residential mortgage portfolio at both December 31, 2011 and 2010, but accounted for 23 percent of the residential mortgage net charge-offs in 2011 and 26 percent in 2010.
Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the residential mortgage portfolio at both December 31, 2011 and 2010. Loans with a refreshed LTV greater than 100 percent represented 26 percent and 24 percent of the residential mortgage loan portfolio at December 31, 2011 and 2010. Of the loans with a refreshed LTV greater than 100 percent, 92 percent and 88 percent were performing at December 31, 2011 and 2010. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due primarily to home price deterioration over the past several years. Loans to borrowers with refreshed FICO scores below 620 represented 15 percent of the residential mortgage portfolio at both December 31, 2011 and 2010.
Of the $158.5 billion and $180.1 billion in total residential mortgage loans outstanding at December 31, 2011 and 2010, as shown in Table 24, 40 percent and 38 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $13.3 billion, or 21 percent, at December 31, 2011. Residential mortgage loans that have entered the amortization period have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. As of December 31, 2011, $484 million, or four percent, of outstanding residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $4.0 billion, or two percent, of accruing past due 30 days or more for the entire residential mortgage portfolio. In addition, at December 31, 2011, $2.0 billion, or 15 percent, of outstanding residential mortgages that had entered the amortization period were nonperforming compared to $16.0 billion, or 10 percent, of nonperforming loans for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to 10 years and more than 80 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.
Table 25 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent and 13 percent of outstandings at December 31, 2011 and 2010, but comprised only seven percent of net charge-offs for both 2011 and 2010.

Table 25	Residential Mortgage State Concentrations

	December 31
	Outstandings (1)		Nonperforming (1)		Net Charge-offs
(Dollars in millions)	2011	2010	2011	2010	2011	2010
California	$54,203	$63,677	$5,606	$6,389	$1,326	$1,392
Florida	12,338	13,298	1,900	2,054	595	604
New York	11,539	12,198	838	772	106	44
Texas	7,525	8,466	425	492	55	52
Virginia	5,709	6,441	399	450	64	72
Other U.S./Non-U.S.	67,156	76,056	6,802	7,534	1,686	1,506
Residential mortgage loans (2)	$158,470	$180,136	$15,970	$17,691	$3,832	$3,670
Fully-insured loan portfolio	93,854	67,245
Countrywide purchased credit-impaired residential mortgage loan portfolio	9,966	10,592
Total residential mortgage loan portfolio	$262,290	$257,973

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option at December 31, 2011. There were no residential mortgage loans accounted for under the fair value option at December 31, 2010. See Note 23 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)	Amount excludes the Countrywide PCI residential mortgage and fully-insured loan portfolios.

Bank of America 85

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At December 31, 2011 and 2010, our CRA portfolio was $12.5 billion and $13.8 billion, or eight percent of the residential mortgage loan balances for both periods. The CRA portfolio included $2.5 billion and $3.0 billion of nonperforming loans at December 31, 2011 and 2010 representing 15 percent and 17 percent of total nonperforming residential mortgage loans. Net charge-offs related to the CRA portfolio were $732 million and $857 million for 2011 and 2010, or 19 percent and 23 percent of total net charge-offs for the residential mortgage portfolio.
For information on representations and warranties related to our residential mortgage portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Home Equity
The home equity portfolio makes up 20 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages. As of December 31, 2011, our HELOC portfolio had an outstanding balance of $103.4 billion or 83 percent of the home equity portfolio. HELOCs generally have an initial draw period of 10 years with approximately 11 percent of the portfolio having a draw period of five years with a five-year renewal option. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.
As of December 31, 2011, our home equity loan portfolio had an outstanding balance of $20.2 billion, or 16 percent of the home equity portfolio. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and approximately 52 percent of these loans have 25 to 30-year terms.
As of December 31, 2011, our reverse mortgage portfolio had an outstanding balance of $1.1 billion, or one percent of the total home equity portfolio. In 2011, we exited the reverse mortgage origination business.
At December 31, 2011, approximately 88 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $13.3 billion in 2011 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at December 31, 2011 and 2010, $24.5 billion, or 20 percent, and $24.8 billion, or 18 percent, were in first-lien positions (22 percent and 20 percent excluding the Countrywide PCI home equity portfolio). As of December 31, 2011, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $37.2 billion, or 33 percent, of our home equity portfolio excluding the Countrywide PCI loan portfolio.
Unused HELOCs totaled $67.5 billion at December 31, 2011 compared to $80.1 billion at December 31, 2010. This decrease was due primarily to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 61 percent at December 31, 2011 compared to 59 percent at December 31, 2010.
Table 26 presents certain home equity portfolio key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.

Table 26	Home Equity – Key Credit Statistics

	December 31
	Reported Basis		Excluding Countrywide Purchased Credit-impaired Loans
(Dollars in millions)	2011	2010	2011	2010
Outstandings	$124,699	$137,981	$112,721	$125,391
Accruing past due 30 days or more (1)	1,658	1,929	1,658	1,929
Nonperforming loans (1)	2,453	2,694	2,453	2,694
Percent of portfolio
Refreshed combined LTV greater than 90 but less than 100	10%	11%	11%	11%
Refreshed combined LTV greater than 100	36	34	32	30
Refreshed FICO below 620	13	14	12	12
2006 and 2007 vintages (2)	50	50	46	47
Net charge-off ratio (3)	3.42	4.65	3.77	5.10

(1)
Accruing past due 30 days or more includes $609 million and $662 million and nonperforming loans includes $703 million and $480 million of loans where we serviced the underlying first-lien at December 31, 2011 and 2010.

(2)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 54 percent and 57 percent of nonperforming home equity loans at December 31, 2011 and 2010. These vintages of loans accounted for 65 percent and 66 percent of net charge-offs in 2011 and 2010.

(3)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans.

The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.
Nonperforming outstanding balances in the home equity portfolio decreased $241 million compared to December 31, 2010 driven primarily by charge-offs and nonperforming loans returning to performing status which together outpaced delinquency inflows, which continued to slow during 2011 due to favorable early stage delinquency trends. Accruing outstanding balances past due 30 days or more decreased $271 million in 2011. At December 31, 2011, $1.1 billion, or 43 percent, of the nonperforming home equity portfolio was 180 days or more past due and had been written down to their fair values.

86 Bank of America 2011

In some cases, the junior-lien home equity outstanding balance that we hold is current, but the underlying first-lien is not. For outstanding balances in the home equity portfolio in which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans in which the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first mortgage pertains to the same property for which we hold a second- or more junior-lien loan. As of December 31, 2011, we estimate that $4.7 billion of current second- or more junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $1.3 billion of that amount, with the remaining $3.4 billion serviced by third parties. Of the $4.7 billion current second-lien loans, we estimate based on available credit bureau data as discussed above that approximately $2.5 billion had first-lien loans that were 120 days or more past due, of which approximately $2.1 billion had first-lien loans serviced by third parties.
Net charge-offs decreased $2.3 billion to $4.5 billion, or 3.77 percent of the total average home equity portfolio, for 2011 compared to $6.8 billion, or 5.10 percent, for 2010 primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy. In addition, the net charge-off amounts during 2010 were impacted by the implementation of regulatory guidance on collateral-dependent modified loans which resulted in $822 million in net charge-offs. Net charge-off ratios were further impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.
There are certain characteristics of the outstanding loan balances in the home equity portfolio that have contributed to higher losses including those loans with a high refreshed combined loan-to-value (CLTV), loans that were originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures below address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised 10 percent of the total home equity portfolio at both December 31, 2011 and 2010, but have accounted for 28 percent of the home equity net charge-offs in 2011 and 29 percent in 2010.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 11 percent of the home equity portfolio at both December 31, 2011 and 2010. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 32 percent and 30 percent of the home equity portfolio at December 31, 2011 and 2010. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration over the past several years has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current at December 31, 2011. For second-lien loans with a refreshed CLTV greater than 100 percent that are current, 89 percent were also current on the underlying first-lien loans at December 31, 2011. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented 12 percent of the home equity portfolio at both December 31, 2011 and 2010.
Of the $112.7 billion in total home equity portfolio outstandings, 78 percent and 75 percent at December 31, 2011 and 2010 were originated as interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $1.6 billion, or two percent of total HELOCs, at December 31, 2011. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. As of December 31, 2011, $49 million, or three percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $1.4 billion, or one percent, of outstanding accruing past due 30 days or more for the entire HELOC portfolio. In addition, at December 31, 2011, $57 million, or four percent, of outstanding HELOCs that had entered the amortization period were nonperforming compared to $2.0 billion, or two percent, of outstandings that were nonperforming for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During 2011, approximately 51 percent of these customers did not pay down any principal on their HELOCs.

Bank of America 87

Table 27 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both December 31, 2011 and 2010. This MSA comprised seven percent and six percent of net charge-offs for 2011 and 2010. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent and 11 percent of the outstanding home equity portfolio at December 31, 2011 and

2010. This MSA comprised 12 percent and 11 percent of net charge-offs for 2011 and 2010.
For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 27	Home Equity State Concentrations

	December 31
	Outstandings		Nonperforming		Net Charge-offs
(Dollars in millions)	2011	2010	2011	2010	2011	2010
California	$32,398	$35,426	$627	$708	$1,481	$2,341
Florida	13,450	15,028	411	482	853	1,420
New Jersey	7,483	8,153	175	169	164	219
New York	7,423	8,061	242	246	196	273
Massachusetts	4,919	5,657	67	71	71	102
Other U.S./Non-U.S.	47,048	53,066	931	1,018	1,708	2,426
Home equity loans (1)	$112,721	$125,391	$2,453	$2,694	$4,473	$6,781
Countrywide purchased credit-impaired home equity portfolio	11,978	12,590
Total home equity loan portfolio	$124,699	$137,981

(1)	Amount excludes the Countrywide PCI home equity loan portfolio.
Discontinued Real Estate
The discontinued real estate portfolio, excluding $1.3 billion of loans accounted for under the fair value option, totaled $11.1 billion at December 31, 2011 and consists of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At December 31, 2011, the Countrywide PCI loan portfolio was $9.9 billion, or 89 percent of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio on page 89 for more information on the discontinued real estate portfolio.
At December 31, 2011, the purchased discontinued real estate portfolio that was not credit-impaired was $1.2 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 28 percent of the portfolio and those with refreshed FICO scores below 620 represented 44 percent of the portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at December 31, 2011.
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
At December 31, 2011, the unpaid principal balance of pay option loans was $11.7 billion, with a carrying amount of $9.9 billion, including $9.0 billion of loans that were credit-impaired upon acquisition, and accordingly, are reserved for based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $9.5 billion including $672 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, the percentage electing to make only the minimum payment on option ARMs was 72 percent at December 31, 2011 and 69 percent at December 31, 2010. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation including prepayment and default rates. Of the loans in the pay option portfolio at December 31, 2011 that have not already experienced a payment reset, seven percent are expected to reset in 2012 and approximately 17 percent are expected to reset thereafter. In addition, approximately seven percent are expected to prepay and approximately 69 percent are expected to default prior to being reset, most of which were severely delinquent as of December 31, 2011.

88 Bank of America 2011

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
Table 28 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio at December 31, 2011 and 2010.

Table 28	Countrywide Purchased Credit-impaired Loan Portfolio

	December 31, 2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	% of Unpaid Principal Balance
Residential mortgage	$10,426	$9,966	$1,331	$8,635	82.82%
Home equity	12,516	11,978	5,129	6,849	54.72
Discontinued real estate	11,891	9,857	1,999	7,858	66.08
Total Countrywide purchased credit-impaired loan portfolio	$34,833	$31,801	$8,459	$23,342	67.01

	December 31, 2010
Residential mortgage	$11,481	$10,592	$663	$9,929	86.48%
Home equity	15,072	12,590	4,467	8,123	53.89
Discontinued real estate	14,893	11,652	1,204	10,448	70.15
Total Countrywide purchased credit-impaired loan portfolio	$41,446	$34,834	$6,334	$28,500	68.76
Of the unpaid principal balance at December 31, 2011, $12.7 billion was 180 days or more past due, including $9.0 billion of first-lien and $3.7 billion of home equity. Of the $22.1 billion that is less than 180 days past due, $19.1 billion, or 86 percent of the total unpaid principal balance was current based on the contractual terms while $1.6 billion, or seven percent, was in early stage delinquency. During 2011, we recorded $2.1 billion of provision for credit losses for the Countrywide PCI loan portfolio including $1.1 billion for discontinued real estate, $667 million for home equity loans and $355 million for residential mortgage. This compared to a total provision of $2.3 billion in 2010. Provision expense in 2011 was driven primarily by a more negative home price outlook versus previous expectations. For further information on the Countrywide PCI loan portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Additional information is provided in the following sections on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios.
Purchased Credit-impaired Residential Mortgage Loan Portfolio
The Countrywide PCI residential mortgage loan portfolio comprised 31 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 38 percent of the Countrywide PCI residential mortgage loan portfolio at December 31, 2011. Loans with a refreshed LTV greater than 90 percent represented 62 percent of the

Countrywide PCI residential mortgage loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 84 percent based on the unpaid principal balance at December 31, 2011. Those loans that were originally classified as Countrywide PCI discontinued real estate loans upon acquisition and have been subsequently modified are now included in the Countrywide PCI residential mortgage outstandings. Table 29 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 29	Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations

	December 31
(Dollars in millions)	2011	2010
California	$5,535	$5,882
Florida	757	779
Virginia	532	579
Maryland	258	271
Texas	130	164
Other U.S./Non-U.S.	2,754	2,917
Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$9,966	$10,592

Bank of America 89

Purchased Credit-impaired Home Equity Loan Portfolio
The Countrywide PCI home equity portfolio comprised 38 percent of the total Countrywide PCI loan portfolio. Those loans with a refreshed FICO score below 620 represented 27 percent of the Countrywide PCI home equity portfolio at December 31, 2011. Loans with a refreshed CLTV greater than 90 percent represented 81 percent of the Countrywide PCI home equity portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 83 percent based on the unpaid principal balance at December 31, 2011. Table 30 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 30	Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations

	December 31
(Dollars in millions)	2011	2010
California	$3,999	$4,178
Florida	734	750
Arizona	501	520
Virginia	496	532
Colorado	337	375
Other U.S./Non-U.S.	5,911	6,235
Total Countrywide purchased credit-impaired home equity portfolio	$11,978	$12,590
Purchased Credit-impaired Discontinued Real Estate Loan Portfolio
The Countrywide PCI discontinued real estate loan portfolio comprised 31 percent of the total Countrywide PCI loan portfolio. Those loans to borrowers with a refreshed FICO score below 620 represented 61 percent of the Countrywide PCI discontinued real estate loan portfolio at December 31, 2011. Loans with a refreshed LTV, or CLTV in the case of second-liens, greater than 90 percent represented 40 percent of the Countrywide PCI discontinued real estate loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 84 percent based on the unpaid principal balance at December 31, 2011. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool. Table 31 presents outstandings net of purchase accounting adjustments and before the related valuation adjustment, by certain state concentrations.

Table 31	Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations

	December 31
(Dollars in millions)	2011	2010
California	$5,262	$6,322
Florida	958	1,121
Washington	331	368
Virginia	277	344
Arizona	251	339
Other U.S./Non-U.S.	2,778	3,158
Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$9,857	$11,652
U.S. Credit Card
The consumer U.S. credit card portfolio is managed in Card Services. Outstandings in the U.S. credit card loan portfolio decreased $11.5 billion compared to December 31, 2010 due to higher payment rates, charge-offs and portfolio divestitures. For 2011, net charge-offs decreased $5.8 billion to $7.3 billion compared to 2010 due to improvements in delinquencies, collections and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $2.1 billion while loans 90 days or more past due and still accruing interest decreased $1.3 billion compared to December 31, 2010 due to improvement in the U.S. economy. Table 32 presents certain key credit statistics for the consumer U.S. credit card portfolio.

Table 32	U.S. Credit Card – Key Credit Statistics

	December 31
(Dollars in millions)	2011	2010
Outstandings	$102,291	$113,785
Accruing past due 30 days or more	3,823	5,913
Accruing past due 90 days or more	2,070	3,320

	2011	2010
Net charge-offs	$7,276	$13,027
Net charge-off ratios (1)	6.90%	11.04%

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases.

Unused lines of credit for U.S. credit card totaled $368.1 billion and $399.7 billion at December 31, 2011 and 2010. The $31.6 billion decrease was driven by portfolio divestitures, closure of inactive accounts and account management initiatives on higher risk accounts.

90 Bank of America 2011

Table 33 presents certain state concentrations for the U.S. credit card portfolio.

Table 33	U.S. Credit Card State Concentrations

	December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2011	2010	2011	2010	2011	2010
California	$15,246	$17,028	$352	$612	$1,402	$2,752
Florida	7,999	9,121	221	376	838	1,611
Texas	6,885	7,581	131	207	429	784
New York	6,156	6,862	126	192	403	694
New Jersey	4,183	4,579	86	132	275	452
Other U.S.	61,822	68,614	1,154	1,801	3,929	6,734
Total U.S. credit card portfolio	$102,291	$113,785	$2,070	$3,320	$7,276	$13,027
Non-U.S. Credit Card
During 2011, we sold our Canadian consumer card business and we are evaluating our remaining international consumer card portfolios. In light of these actions, the international consumer card portfolios were moved from Card Services to All Other.
Outstandings in the non-U.S. credit card portfolio decreased $13.0 billion in 2011 primarily due to the sale of the Canadian consumer credit card portfolio, lower origination volume and charge-offs. Net charge-offs decreased $1.0 billion in 2011 to $1.2 billion due to the sale of previously charged-off loans, portfolio sales, and improvements in delinquencies, collections and insolvencies.
Unused lines of credit for non-U.S. credit card totaled $36.8 billion and $60.3 billion at December 31, 2011 and 2010. The $23.5 billion decrease was driven primarily by the sale of the Canadian consumer credit card portfolio.
Table 34 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 34	Non-U.S. Credit Card – Key Credit Statistics

	December 31
(Dollars in millions)	2011	2010
Outstandings	$14,418	$27,465
Accruing past due 30 days or more	610	1,354
Accruing past due 90 days or more	342	599

	2011	2010
Net charge-offs	$1,169	$2,207
Net charge-off ratios (1)	4.86%	7.88%

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases.

Direct/Indirect Consumer
At December 31, 2011, approximately 48 percent of the direct/indirect portfolio was included in Global Commercial Banking (dealer financial services - automotive, marine, aircraft and recreational vehicle loans), 36 percent was included in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), nine percent was included in Card Services (consumer personal loans) and the remainder was in All Other (student loans).
Outstanding loans and leases decreased $595 million to $89.7 billion in 2011 due to lower outstandings in the Card Services unsecured consumer lending portfolio partially offset by growth in securities-based lending and product transfers from U.S. commercial. For 2011, net charge-offs decreased $1.9 billion to $1.5 billion, or 1.64 percent of total average direct/indirect loans compared to 3.45 percent for 2010. This decrease was primarily driven by improvements in delinquencies, collections and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings. An additional driver was lower net charge-offs in the dealer financial services portfolio due to the impact of higher credit quality originations and higher resale values.
Net charge-offs in the unsecured consumer lending portfolio decreased $1.6 billion to $1.1 billion in 2011, or 10.93 percent of total average unsecured consumer lending loans compared to 17.24 percent for 2010. Net charge-offs in the dealer financial services portfolio decreased $199 million to $293 million in 2011, or 0.69 percent of total average dealer financial services loans compared to 1.08 percent for 2010. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $745 million to $1.9 billion at December 31, 2011 compared to $2.6 billion at December 31, 2010 due to improvements in both the unsecured consumer lending and dealer financial services portfolios.

Bank of America 91

Table 35 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 35	Direct/Indirect State Concentrations

	December 31
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2011	2010	2011	2010	2011	2010
California	$11,152	$10,558	$81	$132	$222	$591
Texas	7,882	7,885	54	78	117	262
Florida	7,456	6,725	55	80	148	343
New York	5,160	4,770	40	56	79	183
Georgia	2,828	2,814	38	44	61	126
Other U.S./Non-U.S.	55,235	57,556	478	668	849	1,831
Total direct/indirect loan portfolio	$89,713	$90,308	$746	$1,058	$1,476	$3,336
Other Consumer
At December 31, 2011, approximately 96 percent of the $2.7 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited and non-U.S. consumer loan portfolios that are included in All Other. The remainder is primarily deposit overdrafts in Deposits.
Consumer Loans Accounted for Under the Fair Value Option
Outstanding consumer loans accounted for under the fair value option were $2.2 billion at December 31, 2011 and include $1.3 billion of discontinued real estate loans and $906 million of residential mortgage loans as a result of the consolidation of VIEs. During 2011, we recorded losses of $837 million resulting from changes in the fair value of the loan portfolio. These losses were offset by gains recorded on the related long-term debt.
Nonperforming Consumer Loans and Foreclosed Properties Activity
Table 36 presents nonperforming consumer loans and foreclosed properties activity during 2011 and 2010. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio or loans that we account for under the fair value option. For further information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. Nonperforming loans declined to $18.8 billion at December 31, 2011 compared to $20.9 billion at December 31, 2010. Delinquency inflows to nonperforming loans slowed compared to the prior year due to favorable portfolio trends and were more than offset by charge-offs, nonperforming loans returning to performing status, and paydowns and payoffs.
The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the estimated property value for estimated costs to sell, is charged off no later than the end of the month in which the loan becomes

180 days past due unless repayment of the loan is fully insured. At December 31, 2011, $14.6 billion, or 71 percent, of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less estimated costs to sell, including $12.6 billion of nonperforming loans 180 days or more past due and $2.0 billion of foreclosed properties.
Foreclosed properties increased $742 million in 2011 as additions outpaced liquidations. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date. However, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Net changes to foreclosed properties related to PCI loans increased $411 million in 2011. Not included in foreclosed properties at December 31, 2011 was $1.4 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For additional information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 63.
Restructured Loans
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance under revised payment terms for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the Countrywide PCI loan portfolio, are included in Table 36.
As a result of accounting guidance on PCI loans, beginning January 1, 2010, modifications of loans in the PCI loan portfolio do not result in removal of the loan from the PCI loan pool. TDRs in the consumer real estate portfolio that were removed from the

92 Bank of America 2011

PCI loan portfolio prior to the adoption of this accounting guidance were $1.9 billion and $2.1 billion at December 31, 2011 and 2010, of which $477 million and $426 million were nonper-forming. These nonperforming loans are excluded from Table 36.

Nonperforming consumer real estate TDRs as a percentage of total nonperforming consumer loans and foreclosed properties increased to 26 percent at December 31, 2011 from 16 percent at December 31, 2010.

Table 36	Nonperforming Consumer Loans and Foreclosed Properties Activity (1)

(Dollars in millions)	2011	2010
Nonperforming loans, January 1	$20,854	$20,839
Additions to nonperforming loans:
New nonperforming loans (2)	15,723	21,584
Reductions to nonperforming loans:
Paydowns and payoffs	(3,318)	(2,809)
Returns to performing status (3)	(4,741)	(7,647)
Charge-offs (4)	(8,095)	(9,772)
Transfers to foreclosed properties	(1,655)	(1,341)
Total net additions (reductions) to nonperforming loans	(2,086)	15
Total nonperforming loans, December 31 (5)	18,768	20,854
Foreclosed properties, January 1	1,249	1,428
Additions to foreclosed properties:
New foreclosed properties	2,996	2,337
Reductions to foreclosed properties:
Sales	(1,993)	(2,327)
Write-downs	(261)	(189)
Total net additions (reductions) to foreclosed properties	742	(179)
Total foreclosed properties, December 31	1,991	1,249
Nonperforming consumer loans and foreclosed properties, December 31	$20,759	$22,103
Nonperforming consumer loans as a percentage of outstanding consumer loans (6)	3.09%	3.24%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties (6)	3.41	3.43

(1)
Balances do not include nonperforming LHFS of $659 million and $1.0 billion at December 31, 2011 and 2010 as well as loans accruing past due 90 days or more as presented in Table 21 and Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)	2010 includes $448 million of nonperforming loans as a result of the consolidation of variable interest entities.

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

(4)
Our policy is to not classify consumer credit card and consumer loans not secured by real estate as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly, are excluded from this table.

(5)	At December 31, 2011, 67 percent of nonperforming loans 180 days or more past due were written down through charge-offs to 64 percent of the unpaid principal balance.

(6)	Outstanding consumer loans exclude loans accounted for under the fair value option.

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, all gains and losses in value are recorded in noninterest expense. New foreclosed properties in Table 36 are net of $352 million and $575 million of charge-offs for 2011 and 2010, recorded during the first 90 days after transfer.
We also work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans, while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all of our credit card and other consumer loan modifications involve a reduction in the cardholder’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered to be TDRs (the renegotiated TDR portfolio). We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded from Table 36, as substantially all of these loans remain on accrual status until either charged-off or paid in full. At

December 31, 2011, our renegotiated TDR portfolio was $7.1 billion, of which $5.5 billion was current or less than 30 days past due under the modified terms compared to $11.4 billion at December 31, 2010, of which $8.7 billion was current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by attrition throughout 2011 as well as lower new program enrollments. For more information on the renegotiated TDR portfolio, see Note 6 – Outstanding Loans and Leases to the Consolidated Financial Statements.
As a result of new accounting guidance on TDRs, loans that are participating in or that have been offered a binding trial modification are classified as TDRs. At December 31, 2011, we classified an additional $2.6 billion of home loans as TDRs that were participating in or had been offered a trial modification. These home loans had an aggregate allowance for credit losses of $154 million at December 31, 2011. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Bank of America 93

Table 37 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans in Table 36.

Table 37	Home Loans Troubled Debt Restructurings

	December 31
	2011			2010
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$19,287	$5,034	$14,253	$11,788	$3,297	$8,491
Home equity (3)	1,776	543	1,233	1,721	541	1,180
Discontinued real estate (4)	399	214	185	395	206	189
Total home loans troubled debt restructurings	$21,462	$5,791	$15,671	$13,904	$4,044	$9,860

(1)
Residential mortgage TDRs deemed collateral dependent totaled $5.3 billion and $3.2 billion, and included $2.2 billion and $921 million of loans classified as nonperforming and $3.1 billion and $2.3 billion of loans classified as performing at December 31, 2011 and 2010.

(2)	Residential mortgage performing TDRs included $7.0 billion and $2.5 billion of loans that were fully-insured at December 31, 2011 and 2010.

(3)
Home equity TDRs deemed collateral dependent totaled $824 million and $796 million, and included $282 million and $245 million of loans classified as nonperforming and $542 million and $551 million of loans classified as performing at December 31, 2011 and 2010.

(4)
Discontinued real estate TDRs deemed collateral dependent totaled $230 million and $213 million, and included $118 million and $97 million of loans classified as nonperforming and $112 million and $116 million as performing at December 31, 2011 and 2010.

Commercial Portfolio Credit Risk Management
Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of its financial position. As part of the overall credit risk assessment, our commercial credit exposures are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis, and if necessary, adjusted to reflect changes in the financial condition, cash flow, risk profile or outlook of a borrower or counterparty. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship. Our business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In addition, risk ratings are a factor in determining the level of assigned economic capital and the allowance for credit losses.
For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Management of Commercial Credit Risk
Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 42, 47, 53 and 54 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

As part of our ongoing risk mitigation initiatives, we attempt to work with clients experiencing financial difficulty to modify their loans to terms that better align with their current ability to pay. In situations where an economic concession has been granted to a borrower experiencing financial difficulty, we identify these loans as TDRs.
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
Commercial Credit Portfolio
During 2011, credit quality in the commercial loans portfolio showed improvement relative to 2010. Commercial loans increased in 2011 primarily due to growth in commercial and industrial lending. Non-U.S. commercial loan growth, centered in corporate loans and trade finance, was driven by higher client demand, enterprise-wide initiatives, regional economic conditions and disruption in debt and equity markets leading to higher utilization. Growth in U.S. commercial loans was driven by domestic economic momentum. This was partially offset by declines in commercial real estate loans as net paydowns and sales outpaced new originations and renewals.

94 Bank of America 2011

Reservable criticized balances, net charge-offs and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined in 2011. The reductions in reservable criticized and nonperforming loans, leases and foreclosed property were primarily in the commercial real estate and U.S. commercial portfolios. Commercial real estate continued to show improvement during 2011 compared to 2010 in both the homebuilder and non-homebuilder portfolios. However, levels of stressed commercial real estate loans remain elevated. The reduction in reservable criticized U.S. commercial loans was driven by broad-based improvements in terms of clients, industries and businesses. Most other credit indicators across the remaining commercial portfolios also improved.
Table 38 presents our commercial loans and leases, and related credit quality information at December 31, 2011 and 2010.

Table 38	Commercial Loans and Leases

	December 31
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	2011	2010	2011	2010	2011	2010
U.S. commercial	$179,948	$175,586	$2,174	$3,453	$75	$236
Commercial real estate (1)	39,596	49,393	3,880	5,829	7	47
Commercial lease financing	21,989	21,942	26	117	14	18
Non-U.S. commercial	55,418	32,029	143	233	—	6
	296,951	278,950	6,223	9,632	96	307
U.S. small business commercial (2)	13,251	14,719	114	204	216	325
Commercial loans excluding loans accounted for under the fair value option	310,202	293,669	6,337	9,836	312	632
Loans accounted for under the fair value option (3)	6,614	3,321	73	30	—	—
Total commercial loans and leases	$316,816	$296,990	$6,410	$9,866	$312	$632

(1)	Includes U.S. commercial real estate loans of $37.8 billion and $46.9 billion and non-U.S. commercial real estate loans of $1.8 billion and $2.5 billion at December 31, 2011 and 2010.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.2 billion and $1.6 billion, non-U.S. commercial loans of $4.4 billion and $1.7 billion, and commercial real estate loans of $0 and $79 million at December 31, 2011 and 2010. See Note 23 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases were 2.02 percent and 3.32 percent (2.04 percent and 3.35 percent excluding loans accounted for under the fair value option) at December 31, 2011 and 2010. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases were 0.10 percent and 0.21 percent (0.10 percent and 0.22 percent excluding loans accounted for under the fair value option) at December 31, 2011 and 2010.
Table 39 presents net charge-offs and related ratios for our commercial loans and leases for 2011 and 2010. Improving portfolio trends drove lower charge-offs and higher recoveries across most of the portfolio. Commercial real estate net charge-offs during 2011 declined in both the homebuilder and non-homebuilder portfolios. U.S. small business commercial net charge-offs declined primarily due to improvements in delinquencies, collections and bankruptcies. U.S. commercial charge-offs decreased during 2011 due to broad-based declines from improvements in client profiles, industries and businesses.

Table 39	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2011	2010	2011	2010
U.S. commercial	$195	$881	0.11%	0.50%
Commercial real estate	947	2,017	2.13	3.37
Commercial lease financing	24	57	0.11	0.27
Non-U.S. commercial	152	111	0.36	0.39
	1,318	3,066	0.46	1.07
U.S. small business commercial	995	1,918	7.12	12.00
Total commercial	$2,313	$4,984	0.77	1.64

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Bank of America 95

Table 40 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs, financial guarantees, bankers’ acceptances and commercial letters of credit for which the Corporation is legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure increased $10.4 billion at December 31, 2011 compared to December 31, 2010 driven primarily by increases in loans and leases, partially offset by decreases in SBLCs, LHFS and bankers’ acceptances.

Total commercial utilized credit exposure increased $6.1 billion in 2011 driven primarily by increases in loans and leases, partially offset by decreases in SBLCs, LHFS and bankers’ acceptances. Utilized loans and leases increased primarily due to growth and higher revolver utilization in our international franchise, and were partially offset by run-off in the commercial real estate portfolio and the transfer of securities-based lending exposures from our U.S. commercial portfolio to the consumer portfolio during 2011. The utilization rate for loans and leases, SBLCs and financial guarantees, and bankers’ acceptances was 57 percent at both December 31, 2011 and 2010.

Table 40	Commercial Credit Exposure by Type

	December 31
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Loans and leases	$316,816	$296,990	$276,195	$272,172	$593,011	$569,162
Derivative assets (4)	73,023	73,000	—	—	73,023	73,000
Standby letters of credit and financial guarantees	55,384	62,745	1,592	1,511	56,976	64,256
Debt securities and other investments (5)	11,108	10,216	5,147	4,546	16,255	14,762
Loans held-for-sale	5,006	10,380	229	242	5,235	10,622
Commercial letters of credit	2,411	2,654	832	1,179	3,243	3,833
Bankers’ acceptances	797	3,706	28	23	825	3,729
Foreclosed properties and other (6)	1,964	731	—	—	1,964	731
Total	$466,509	$460,422	$284,023	$279,673	$750,532	$740,095

(1)
Total commercial utilized exposure at December 31, 2011 and 2010 includes loans outstanding of $6.6 billion and $3.3 billion and letters of credit with a notional value of $1.3 billion and $1.4 billion accounted for under the fair value option.

(2)	Total commercial unfunded exposure at December 31, 2011 and 2010 includes loan commitments accounted for under the fair value option with a notional value of $24.4 billion and $25.9 billion.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $58.9 billion and $58.3 billion at December 31, 2011 and 2010. Not reflected in utilized and committed exposure is additional derivative collateral held of $16.1 billion and $17.7 billion which consists primarily of other marketable securities.

(5)	Total commercial committed exposure consists of $16.3 billion and $14.2 billion of debt securities and $0 and $590 million of other investments at December 31, 2011 and 2010.

(6)	Includes $1.3 billion of net monoline exposure at December 31, 2011, as discussed in Monoline and Related Exposure on page 101.

Table 41 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $15.4 billion, or 36 percent, in 2011 due to broad-based decreases across most portfolios, primarily in commercial real estate and U.S. commercial driven largely by continued paydowns, sales and ratings upgrades outpacing downgrades. Despite the improvements, utilized reservable criticized levels remain elevated, particularly in commercial real estate and U.S. small business commercial. At December 31, 2011, approximately 85 percent of commercial utilized reservable criticized exposure was secured compared to 88 percent at December 31, 2010.

Table 41	Commercial Utilized Reservable Criticized Exposure

	December 31
	2011		2010
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$11,731	5.16%	$17,195	7.44%
Commercial real estate	11,525	27.13	20,518	38.88
Commercial lease financing	1,140	5.18	1,188	5.41
Non-U.S. commercial	1,524	2.44	2,043	5.01
	25,920	7.32	40,944	11.81
U.S. small business commercial	1,327	10.01	1,677	11.37
Total commercial utilized reservable criticized exposure	$27,247	7.41	$42,621	11.80

(1)
Total commercial utilized reservable criticized exposure at December 31, 2011 and 2010 includes loans and leases of $25.3 billion and $39.8 billion and commercial letters of credit of $1.9 billion and $2.8 billion.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.
U.S. Commercial
At December 31, 2011, 58 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Commercial Banking and 30 percent in GBAM. The remaining 12 percent was mostly in GWIM (business-purpose loans for wealthy clients). U.S. commercial loans, excluding loans accounted for under the fair value option, increased $4.4 billion in 2011 due to continued growth and higher revolver utilization across the portfolio. This increase was net of a product reclassification for certain trade loans to non-U.S. commercial in 2011, as well as

96 Bank of America 2011

the transfer of securities-based lending loans to the consumer portfolio earlier in 2011, which together totaled $5.3 billion. Reservable criticized balances and nonperforming loans and leases declined $5.5 billion and $1.3 billion in 2011. The declines were broad-based in terms of clients and industries and were driven by improved client credit profiles and liquidity. Net charge-offs decreased $686 million in 2011 due to broad-based declines from credit quality improvements mentioned above, driving lower charge-offs and higher recoveries.
Commercial Real Estate
The commercial real estate portfolio is predominantly managed in Global Commercial Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans decreased $9.8 billion in 2011 due to paydowns and sales, which outpaced new originations and renewals. Over 90 percent of this decrease occurred within reservable criticized.
The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration of commercial real estate loans and leases at 20 percent and 18 percent at December 31, 2011 and 2010. For more information on geographic and property concentrations, see

Table 42.
Credit quality for commercial real estate continued to show signs of improvement; however, we expect that elevated unemployment and ongoing pressure on vacancy and rental rates will continue to affect primarily the non-homebuilder portfolio. Nonperforming commercial real estate loans and foreclosed properties decreased 31 percent in 2011, split evenly across the homebuilder and non-homebuilder portfolios. The decline in nonperforming loans and foreclosed properties in the non-homebuilder portfolio was driven by decreases in the shopping centers/retail, land and land development, and office property types. Reservable criticized balances decreased $9.0 billion primarily due to declines in the office, shopping centers/retail and multi-family rental property types in the non-homebuilder portfolio and improvement in the homebuilder portfolio. Net charge-offs declined $1.1 billion in 2011 due to improvement in both the homebuilder and non-homebuilder portfolio.
Table 42 presents outstanding commercial real estate loans by geographic region which is based on the geographic location of the collateral and property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate which is dependent on the sale or lease of the real estate as the primary source of repayment.

Table 42	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2011	2010
By Geographic Region
California	$7,957	$9,012
Northeast	6,554	7,639
Southwest	5,243	6,169
Southeast	4,844	5,806
Midwest	4,051	5,301
Florida	2,502	3,649
Illinois	1,871	2,811
Midsouth	1,751	2,627
Northwest	1,574	2,243
Non-U.S.	1,824	2,515
Other (1)	1,425	1,701
Total outstanding commercial real estate loans (2)	$39,596	$49,473
By Property Type
Non-homebuilder
Office	$7,571	$9,688
Multi-family rental	6,105	7,721
Shopping centers/retail	5,985	7,484
Industrial/warehouse	3,988	5,039
Multi-use	3,218	4,266
Hotels/motels	2,653	2,650
Land and land development	1,599	2,376
Other	6,050	5,950
Total non-homebuilder	37,169	45,174
Homebuilder	2,427	4,299
Total outstanding commercial real estate loans (2)	$39,596	$49,473

(1)	Other states primarily represents properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

(2)	Includes commercial real estate loans accounted for under the fair value option of $79 million at December 31, 2010, none at December 31, 2011.

During 2011, we continued to see improvement in the homebuilder portfolio. Certain portions of the non-homebuilder portfolio remain at risk as occupancy rates, rental rates and commercial property prices remain under pressure. We use a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of alternative resolution methods to achieve the best results for our customers and the Corporation.

Bank of America 97

Tables 43 and 44 present commercial real estate credit quality data by non-homebuilder and homebuilder property types. The homebuilder portfolio presented in Tables 42, 43 and 44 includes condominiums and other residential real estate. Other property types in Tables 42, 43 and 44 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants, as well as unsecured loans to borrowers whose primary business is commercial real estate.

Table 43	Commercial Real Estate Credit Quality Data

	December 31
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	2011	2010	2011	2010
Non-homebuilder
Office	$807	$1,061	$2,375	$3,956
Multi-family rental	339	500	1,604	2,940
Shopping centers/retail	561	1,000	1,378	2,837
Industrial/warehouse	521	420	1,317	1,878
Multi-use	345	483	971	1,316
Hotels/motels	173	139	716	1,191
Land and land development	530	820	749	1,420
Other	223	168	997	1,604
Total non-homebuilder	3,499	4,591	10,107	17,142
Homebuilder	993	1,963	1,418	3,376
Total commercial real estate	$4,492	$6,554	$11,525	$20,518

(1)	Includes commercial foreclosed properties of $612 million and $725 million at December 31, 2011 and 2010.

(2)	Includes loans, excluding those accounted for under the fair value option, SBLCs and bankers’ acceptances.

Table 44	Commercial Real Estate Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2011	2010	2011	2010
Non-homebuilder
Office	$126	$273	1.51%	2.49%
Multi-family rental	36	116	0.52	1.21
Shopping centers/retail	184	318	2.69	3.56
Industrial/warehouse	88	59	1.94	1.07
Multi-use	61	143	1.63	2.92
Hotels/motels	23	45	0.86	1.02
Land and land development	152	377	7.58	13.04
Other	19	220	0.33	3.14
Total non-homebuilder	689	1,551	1.67	2.86
Homebuilder	258	466	8.00	8.26
Total commercial real estate	$947	$2,017	2.13	3.37

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At December 31, 2011, total committed non-homebuilder exposure was $53.1 billion compared to $64.2 billion at December 31, 2010, with the decrease due to exposure reductions in all non-homebuilder property types. Non-homebuilder nonperforming loans and foreclosed properties were $3.5 billion and $4.6 billion at December 31, 2011 and 2010, which represented 9.29 percent and 10.08 percent of total non-homebuilder loans and foreclosed properties. Non-homebuilder utilized reservable criticized exposure decreased to $10.1 billion, or 25.34 percent of non-homebuilder utilized reservable exposure, at December 31, 2011 compared to $17.1 billion, or 35.55 percent, at December 31, 2010. The decrease in reservable criticized exposure was driven primarily by office, shopping centers/retail and multi-family rental property types. For the non-homebuilder portfolio, net charge-offs decreased $862 million in 2011 due in part to resolution of criticized assets through payoffs and sales.

At December 31, 2011, we had committed homebuilder exposure of $3.9 billion compared to $6.0 billion at December 31, 2010, of which $2.4 billion and $4.3 billion were funded secured loans. The decline in homebuilder committed exposure was due to repayments, net charge-offs, reductions in new home construction and continued risk mitigation initiatives with market conditions providing fewer origination opportunities to offset the reductions. Homebuilder nonperforming loans and foreclosed properties decreased $970 million due to repayments, a decline in the volume of loans being downgraded to nonaccrual status and net charge-offs. Homebuilder utilized reservable criticized exposure decreased $2.0 billion to $1.4 billion due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the homebuilder portfolio were 38.89 percent and 54.65 percent at December 31, 2011 compared to 42.80 percent and 74.27 percent at December 31, 2010. Net charge-offs for the homebuilder portfolio decreased $208 million in 2011.

98 Bank of America 2011

At December 31, 2011 and 2010, the commercial real estate loan portfolio included $10.9 billion and $19.1 billion of construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. The decline in construction and land development loans was driven by repayments, net charge-offs and continued risk mitigation initiatives which outpaced new originations. This portfolio is mostly secured and diversified across property types and geographic regions but faces continuing challenges in the housing and rental markets. Weak rental demand and cash flows along with depressed property valuations of land have contributed to elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties, and net charge-offs. Reservable criticized construction and land development loans totaled $4.9 billion and $10.5 billion, and nonperforming construction and land development loans and foreclosed properties totaled $2.1 billion and $4.0 billion at December 31, 2011 and 2010. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. Loans continue to be classified as construction loans until they are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Non-U.S. Commercial
The non-U.S. commercial loan portfolio is managed primarily in GBAM. Outstanding loans, excluding loans accounted for under the fair value option, increased $23.4 billion in 2011 from continued growth in corporate loans and trade finance due to client demand, enterprise-wide initiatives, regional economic conditions and disruption in debt and equity markets, along with the product reclassification from U.S. commercial in 2011. For additional information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 104.

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of business card and small business loans managed in Card Services and Global Commercial Banking. U.S. small business commercial net charge-offs declined $923 million in 2011 driven by improvements in delinquencies, collections and bankruptcies resulting from an improved economic environment as well as the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 74 percent were credit card-related products for 2011 compared to 79 percent for 2010.
Commercial Loans Carried at Fair Value
The portfolio of commercial loans accounted for under the fair value option is managed primarily in GBAM. Outstanding commercial loans accounted for under the fair value option increased $3.3 billion to an aggregate fair value of $6.6 billion at December 31, 2011 due primarily to increased corporate borrowings under bank credit facilities. We recorded net losses of $174 million resulting from changes in the fair value of the loan portfolio during 2011 compared to net gains of $82 million in 2010. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.
In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $1.2 billion and $866 million at December 31, 2011 and 2010 which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $25.7 billion and $27.3 billion at December 31, 2011 and 2010. During 2011 we recorded net losses of $429 million from changes in the fair value of commitments and letters of credit compared to net gains of $23 million in 2010. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

Bank of America 99

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 45 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2011 and 2010. Nonperforming commercial loans and leases decreased $3.5 billion during 2011 to $6.3 billion at December 31, 2011 driven by paydowns, charge-offs, returns to performing status and sales, partially offset by new nonaccrual loans in the commercial real estate and U.S. commercial portfolios. Approximately 96 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 51 percent are contractually current. In addition, commercial nonperforming loans are carried at approximately 68 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less estimated costs to sell.

Table 45	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2011	2010
Nonperforming loans and leases, January 1	$9,836	$12,703
Additions to nonperforming loans and leases:
New nonperforming loans and leases	4,656	7,809
Advances	157	330
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(3,457)	(3,938)
Sales	(1,153)	(841)
Returns to performing status (3)	(1,183)	(1,607)
Charge-offs (4)	(1,576)	(3,221)
Transfers to foreclosed properties	(774)	(1,045)
Transfers to loans held-for-sale	(169)	(354)
Total net reductions to nonperforming loans and leases	(3,499)	(2,867)
Total nonperforming loans and leases, December 31	6,337	9,836
Foreclosed properties, January 1	725	777
Additions to foreclosed properties:
New foreclosed properties	507	818
Reductions in foreclosed properties:
Sales	(539)	(780)
Write-downs	(81)	(90)
Total net reductions to foreclosed properties	(113)	(52)
Total foreclosed properties, December 31	612	725
Nonperforming commercial loans, leases and foreclosed properties, December 31	$6,949	$10,561
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	2.04%	3.35%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	2.24	3.59

(1)	Balances do not include nonperforming LHFS of $1.1 billion and $1.5 billion at December 31, 2011 and 2010.

(2)	Includes U.S. small business commercial activity.

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

As a result of the retrospective application of new accounting guidance on TDRs effective September 30, 2011, the Corporation classified $1.1 billion of commercial loan modifications as TDRs that in previous periods had not been classified as TDRs. These loans were newly identified as TDRs typically because the Corporation was not able to demonstrate that the modified rate of interest, although significantly higher than the rate prior to modification, was a market rate of interest. These newly identified TDRs did not have a significant impact on the allowance for credit losses or the provision for credit losses. Included in this amount was $402 million of performing commercial loans at December 31, 2011 that were not previously considered to be impaired loans. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

100 Bank of America 2011

Table 46 presents our commercial TDRs by product type and status. U.S. small business commercial TDRs are comprised of renegotiated business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due.

Table 46	Commercial Troubled Debt Restructurings

	December 31
	2011			2010
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
U.S. commercial	$1,329	$531	$798	$356	$175	$181
Commercial real estate	1,675	1,076	599	815	770	45
Non-U.S. commercial	54	38	16	19	7	12
U.S. small business commercial	389	—	389	688	—	688
Total commercial troubled debt restructurings	$3,447	$1,645	$1,802	$1,878	$952	$926
Industry Concentrations
Table 47 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. The increase in commercial committed exposure of $10.4 billion in 2011 was concentrated in banks, diversified financials and energy, partially offset by lower real estate, insurance (including monolines) and other committed exposure.
Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.
Diversified financials, our largest industry concentration, experienced an increase in committed exposure of $8.2 billion, or nine percent, in 2011 driven primarily by increases in consumer finance lending and traded products exposure.
Real estate, our second largest industry concentration, experienced a decrease in committed exposure of $9.4 billion, or 13 percent, in 2011 due primarily to paydowns and sales which outpaced new originations and renewals. Real estate construction and land development exposure represented 20 percent and 27 percent of the total real estate industry committed exposure at December 31, 2011 and 2010. For more information on the commercial real estate and related portfolios, see Commercial Real Estate on page 97.
Committed exposure in the banking industry increased $9.1 billion, or 31 percent, in 2011 primarily due to increases in trade finance as a result of momentum from regional economies and growth initiatives in foreign markets.
Energy committed exposure increased $5.7 billion, or 22 percent, in 2011 due to increases in working capital lines for state-related enterprises and increases in large investment-grade energy companies.
Insurance, including monolines committed exposure, decreased $8.3 billion, or 34 percent, in 2011 due primarily to the settlement/termination of monoline positions. For more information on our monoline exposure, see Monoline and Related Exposure below.
Other committed exposure decreased $6.0 billion, or 44

percent, in 2011 due to reductions primarily in traded products exposure.
The Corporation’s committed state and municipal exposure of $46.1 billion at December 31, 2011 consisted of $34.4 billion of commercial utilized exposure (including $18.6 billion of funded loans, $11.3 billion of SBLCs and $4.1 billion of derivative assets) and unutilized commercial exposure of $11.7 billion (primarily unfunded loan commitments and letters of credit) and is reported in the Government and public education industry in Table 47. Economic conditions continue to impact debt issued by state and local municipalities and certain exposures to these municipalities. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications surrounding certain at-risk counterparties and/or sectors are regularly circulated ensuring exposure levels are in compliance with established concentration guidelines.
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
We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56 and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Bank of America 101

During 2011, we terminated all of our monoline contracts referencing super senior ABS CDOs and reclassified net monoline exposure with a carrying value of $1.3 billion ($4.7 billion gross receivable less impairment) at December 31, 2011 from derivative assets to other assets because of the inherent default risk. Because these contracts no longer provide a hedge benefit, they are no longer considered derivative trading instruments. This exposure relates to a single counterparty and is recorded at fair value based on current net recovery projections. The net recovery projections take into account the present value of projected payments expected to be received from the counterparty.
Monoline derivative credit exposure had a notional value of $21.1 billion and $38.4 billion at December 31, 2011 and 2010. Mark-to-market monoline derivative credit exposure was $1.8 billion and $9.2 billion at December 31, 2011 and 2010 with the decrease driven by positive valuation adjustments on legacy assets, terminated monoline contracts and the reclassification of net monoline exposure to other assets mentioned above. The counterparty credit valuation adjustment related to monoline derivative exposure was $417 million and $5.3 billion at December 31, 2011 and 2010. This adjustment reduced our net mark-to-market exposure to $1.3 billion at December 31, 2011 compared to $3.9 billion at December 31, 2010 and covered 24 percent of the mark-to-market exposure at December 31, 2011, down from 57 percent at December 31, 2010. We do not hold collateral against these derivative exposures. For more information on our monoline exposure, termination of certain monoline contracts and the transfer of monoline exposure to other assets, see GBAM on page 49.
We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps. For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the rating agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to the purchased insurance for recovery. Investments in securities with purchased wraps issued by municipalities and corporations had a notional amount of $150 million and $2.4 billion at December 31, 2011 and 2010. Mark-to-market investment exposure was $89 million at December 31, 2011 compared to $2.2 billion at December 31, 2010.

Table 47	Commercial Credit Exposure by Industry (1)

	December 31
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	2011	2010	2011	2010
Diversified financials	$64,957	$58,698	$94,969	$86,750
Real estate (2)	48,138	58,531	62,566	72,004
Government and public education	43,090	44,131	57,021	59,594
Healthcare equipment and services	31,298	30,420	48,141	47,569
Capital goods	24,025	21,940	48,013	46,087
Retailing	25,478	24,660	46,290	43,950
Banks	35,231	26,831	38,735	29,667
Consumer services	24,445	24,759	38,498	39,694
Materials	19,384	15,873	38,070	33,046
Energy	15,151	9,765	32,074	26,328
Commercial services and supplies	20,089	20,056	30,831	30,517
Food, beverage and tobacco	15,904	14,777	30,501	28,126
Utilities	8,102	6,990	24,552	24,207
Media	11,447	11,611	21,158	20,619
Transportation	12,683	12,070	19,036	18,436
Individuals and trusts	14,993	18,316	19,001	22,937
Insurance, including monolines	10,090	17,263	16,157	24,417
Technology hardware and equipment	5,247	4,373	12,173	10,932
Pharmaceuticals and biotechnology	4,141	3,859	11,328	11,009
Religious and social organizations	8,536	8,409	11,160	10,823
Telecommunication services	4,297	3,823	10,424	9,321
Software and services	4,304	3,837	9,579	9,531
Consumer durables and apparel	4,505	4,297	8,965	8,836
Automobiles and components	2,813	2,090	7,178	5,941
Food and staples retailing	3,273	3,222	6,476	6,161
Other	4,888	9,821	7,636	13,593
Total commercial credit exposure by industry	$466,509	$460,422	$750,532	$740,095
Net credit default protection purchased on total commitments (3)			$(19,356)	$(20,118)

(1)	Includes U.S. small business commercial exposure.

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

102 Bank of America 2011

Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.
At December 31, 2011 and 2010, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $19.4 billion and $20.1 billion. The mark-to-market effects, including the cost of net credit default protection hedging our credit exposure, resulted in net gains of $121 million in 2011 compared to net losses of $546 million in 2010.

The average VaR for these credit derivative hedges was $60 million in 2011 compared to $53 million in 2010. The average VaR for the related credit exposure was $74 million in 2011 compared to $65 million in 2010. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VaR was $38 million in 2011 compared to $41 million in 2010. See Trading Risk Management on page 113 for a description of our VaR calculation for the market-based trading portfolio.
Tables 48 and 49 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2011 and 2010. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative amount.

Table 48	Net Credit Default Protection by Maturity Profile

	December 31
	2011	2010
Less than or equal to one year	16%	14%
Greater than one year and less than or equal to five years	77	80
Greater than five years	7	6
Total net credit default protection	100%	100%

Table 49	Net Credit Default Protection by Credit Exposure Debt Rating

	December 31
	2011		2010
(Dollars in millions)	Net Notional	Percent of Total	Net Notional	Percent of Total
Ratings (1, 2)
AAA	$(32)	0.2%	$—	—%
AA	(779)	4.0	(188)	0.9
A	(7,184)	37.1	(6,485)	32.2
BBB	(7,436)	38.4	(7,731)	38.4
BB	(1,527)	7.9	(2,106)	10.5
B	(1,534)	7.9	(1,260)	6.3
CCC and below	(661)	3.4	(762)	3.8
NR (3)	(203)	1.1	(1,586)	7.9
Total net credit default protection	$(19,356)	100.0%	$(20,118)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	The Corporation considers ratings of BBB- or higher to meet the definition of investment grade.

(3)
In addition to names which have not been rated, “NR” includes $(15) million and $(1.5) billion in net credit default swap index positions at December 31, 2011 and 2010. While index positions are principally investment grade, credit default swap indices include names in and across each of the ratings categories.

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
Table 50 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. For information on our written credit derivatives, see Note 4 – Derivatives to the Consolidated Financial Statements.

Bank of America 103

The credit risk amounts discussed above and presented in Table 50 take into consideration the effects of legally enforceable master netting agreements, while amounts disclosed in Note 4 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 50	Credit Derivatives

	December 31
	2011		2010
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,944,764	$14,163	$2,184,703	$18,150
Total return swaps/other	17,519	776	26,038	1,013
Total purchased credit derivatives	1,962,283	14,939	2,210,741	19,163
Written credit derivatives:
Credit default swaps	1,885,944	n/a	2,133,488	n/a
Total return swaps/other	17,838	n/a	22,474	n/a
Total written credit derivatives	1,903,782	n/a	2,155,962	n/a
Total credit derivatives	$3,866,065	$14,939	$4,366,703	$19,163
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
During 2011 and 2010, credit valuation gains (losses) of $(1.9) billion and $731 million ($(606) million and $(8) million, net of hedges) for counterparty credit risk were recognized in trading account profits for counterparty credit risk related to derivative assets. For information on our monoline counterparty credit risk, see GBAM – Collateralized Debt Obligation and Monoline Exposure on page 51 and Monoline and Related Exposure on page 101.
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

Table 51 sets forth total non-U.S. exposure broken out by region at December 31, 2011 and 2010. Non-U.S. exposure includes credit exposure net of local liabilities, securities and other investments issued by or domiciled in countries other than the U.S. Total non-U.S. exposure can be adjusted for externally guaranteed loans outstanding and certain collateral types. Exposures which are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty consistent with FFIEC reporting requirements.

Table 51	Regional Non-U.S. Exposure (1, 2, 3)

	December 31
(Dollars in millions)	2011	2010
Europe	$115,914	$148,078
Asia Pacific	74,577	73,255
Latin America	17,415	14,848
Middle East and Africa	4,614	3,688
Other	20,101	22,188
Total	$232,621	$262,057

(1)	Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements.

(2)	Derivative assets included in the exposure amounts have been reduced by the amount of cash collateral applied of $45.6 billion and $44.2 billion at December 31, 2011 and 2010.

(3)	Cross-border resale agreements where the underlying securities are U.S. Treasury securities, in which case the domicile is the U.S., are excluded from this presentation.

104 Bank of America 2011

Our total non-U.S. exposure was $232.6 billion at December 31, 2011, a decrease of $29.4 billion from December 31, 2010. Our non-U.S. exposure remained concentrated in Europe which accounted for $115.9 billion, or 50 percent, of total non-U.S. exposure. The European exposure was mostly in Western Europe and was distributed across a variety of industries. The decrease of $32.2 billion in Europe was primarily driven by our efforts to reduce risk in countries affected by the ongoing debt crisis in the Eurozone. Select European countries are further detailed in Table 54. Asia Pacific was our second largest non-U.S. exposure at $74.6 billion, or 32 percent. The $1.3 billion increase in Asia Pacific was driven by increases in securities and local exposure in Japan and increases in the emerging markets, predominately in local exposure, loans and securities offset by the sale of CCB shares. For more information on our CCB investment, see Note 5 – Securities to the Consolidated Financial Statements. Latin America accounted for $17.4 billion, or seven percent, of total non-U.S. exposure. The $2.6 billion increase in Latin America was primarily driven by an increase in Brazil in securities and local country exposure. Middle East and Africa increased $926 million to $4.6 billion, representing two percent of total non-U.S. exposure. Other non-U.S. exposure was $20.1 billion at December 31, 2011, a decrease of $2.1 billion in 2011 resulting primarily from a decrease in local exposure as a result of the sale of our Canadian consumer card business. For more information on our Asia Pacific and Latin America exposure, see non-U.S. exposure to selected countries defined as emerging markets on page 106.
Table 52 presents countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2011, the United Kingdom and Japan were the only countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2011, Canada and France had total cross-border exposure of $16.9 billion and $16.1 billion representing 0.79 percent and 0.75 percent of total assets. Canada and France were the only other countries that had total cross-border exposure that exceeded 0.75 percent of our total assets at December 31, 2011.
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

Table 52		Total Cross-border Exposure Exceeding One Percent of Total Assets (1)

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percentage of Total Assets
United Kingdom	2011	$6,401	$4,424	$18,056	$28,881	1.36%
	2010	101	5,544	32,354	37,999	1.68
Japan (2)	2011	4,603	10,383	8,060	23,046	1.08

(1)
Total cross-border exposure for the United Kingdom and Japan included derivatives exposure of $5.9 billion and $3.5 billion at December 31, 2011 and $2.3 billion and $2.8 billion at December 31, 2010 which has been reduced by the amount of cash collateral applied of $9.3 billion and $1.2 billion at December 31, 2011 and $13.0 billion and $1.6 billion at December 31, 2010. Derivative assets were collateralized by other marketable securities of $242 million and $1.7 billion at December 31, 2011 and $96 million and $743 million at December 31, 2010.

(2)	At December 31, 2010, total cross-border exposure for Japan was $17.0 billion, representing 0.75 percent of total assets.

Bank of America 105

As presented in Table 53, non-U.S. exposure to borrowers or counterparties in emerging markets decreased $3.4 billion to $61.6 billion at December 31, 2011. The decrease was due to the sale of CCB shares, partially offset by growth in the rest of

Asia Pacific and other regions. Non-U.S. exposure to borrowers or counterparties in emerging markets represented 26 percent and 25 percent of total non-U.S. exposure at December 31, 2011 and 2010.

Table 53	Selected Emerging Markets (1)

(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Derivative Assets (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Selected Emerging Market Exposure at December 31, 2011(	Increase (Decrease) From December 31, 2010
Region/Country
Asia Pacific
India	$4,737	$1,686	$1,078	$2,272	$9,773	$712	$10,485	$2,217
South Korea	1,642	1,228	690	2,207	5,767	1,795	7,562	2,283
China	3,907	315	1,276	1,751	7,249	83	7,332	(16,596)
Hong Kong	417	276	179	1,074	1,946	1,259	3,205	1,163
Singapore	514	130	479	1,932	3,055	—	3,055	509
Taiwan	573	35	80	672	1,360	1,191	2,551	696
Thailand	29	8	44	613	694	—	694	25
Other Asia Pacific (7)	663	356	174	682	1,875	35	1,910	1,196
Total Asia Pacific	$12,482	$4,034	$4,000	$11,203	$31,719	$5,075	$36,794	$(8,507)
Latin America
Brazil	$1,965	$374	$436	$3,346	$6,121	$3,010	$9,131	$3,325
Mexico	2,381	305	309	996	3,991	—	3,991	(394)
Chile	1,100	180	314	22	1,616	29	1,645	119
Colombia	360	114	15	29	518	—	518	(159)
Other Latin America (7)	255	218	32	334	839	154	993	(385)
Total Latin America	$6,061	$1,191	$1,106	$4,727	$13,085	$3,193	$16,278	$2,506
Middle East and Africa
United Arab Emirates	$1,134	$87	$461	$12	$1,694	$—	$1,694	$518
Bahrain	79	1	2	907	989	3	992	(168)
South Africa	498	53	48	54	653	—	653	82
Other Middle East and Africa (7)	759	71	116	303	1,249	26	1,275	494
Total Middle East and Africa	$2,470	$212	$627	$1,276	$4,585	$29	$4,614	$926
Central and Eastern Europe
Russian Federation	$1,596	$145	$22	$96	$1,859	$17	$1,876	$1,340
Turkey	553	81	10	344	988	217	1,205	705
Other Central and Eastern Europe (7)	109	143	290	328	870	—	870	(383)
Total Central and Eastern Europe	$2,258	$369	$322	$768	$3,717	$234	$3,951	$1,662
Total emerging market exposure	$23,271	$5,806	$6,055	$17,974	$53,106	$8,531	$61,637	$(3,413)

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. At December 31, 2011 and 2010, there was $1.7 billion and $460 million in emerging market exposure accounted for under the fair value option.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $1.2 billion at both December 31, 2011 and 2010. At December 31, 2011 and 2010, there were $353 million and $408 million of other marketable securities collateralizing derivative assets.

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

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure was $18.7 billion and $15.7 billion at December 31, 2011 and 2010. Local liabilities at December 31, 2011 in Asia Pacific, Latin America, and Middle East and Africa were $17.3 billion, $1.0 billion and $278 million, respectively, of which $9.2 billion was in Singapore, $2.3 billion in China, $2.2 billion in Hong Kong, $1.3 billion in India, $973 million in Mexico and $804 million in Korea. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total non-U.S. exposure of more than $500 million.

106 Bank of America 2011

At December 31, 2011 and 2010, 60 percent and 70 percent of our emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific decreased by $8.5 billion driven by a $19.0 billion decrease related to the sale of CCB shares, partially offset by increases in loans and securities predominately in India, China (excluding CCB) and South Korea.
At December 31, 2011 and 2010, 26 percent and 21 percent of our emerging markets exposure was in Latin America. Latin America emerging markets exposure increased $2.5 billion driven by increases in securities and local exposure in Brazil.
At December 31, 2011 and 2010, eight percent and six percent of our emerging markets exposure was in Middle East and Africa, with an increase of $926 million primarily driven by increases in loans and derivatives in United Arab Emirates, and by increases in loans in Other Middle East and Africa. At December 31, 2011 and 2010, six percent and three percent of the emerging markets exposure was in Central and Eastern Europe, with the increase driven by an increase in loans in the Russian Federation.
Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Uncertainty in the progress of debt restructuring negotiations and the lack of a clear resolution to the crisis have led to continued volatility in European financial markets, as well as global financial markets. In December 2011, the ECB announced initiatives to address European bank liquidity and funding concerns by providing low-cost, three-year loans to banks, and expanding collateral eligibility. In early 2012, S&P, Fitch and Moody’s downgraded the credit ratings of several European countries, and S&P downgraded the credit rating of the EFSF, adding to concerns about investor appetite for continued support in stabilizing the affected countries.
Table 54 shows our direct sovereign and non-sovereign exposures, excluding consumer credit card exposure, in these countries at December 31, 2011. Our total sovereign and non-sovereign exposure to these countries was $15.3 billion at December 31, 2011 compared to $16.6 billion at December 31, 2010. The total exposure to these countries, net of hedges, was

$10.5 billion at December 31, 2011 compared to $12.4 billion at December 31, 2010, of which $252 million and $91 million was total sovereign exposure. At December 31, 2011 and 2010, the fair value of net credit default protection purchased was $4.9 billion and $4.2 billion.
We hedge certain of our selected European country exposure with credit default protection in the form of CDS. The majority of our CDS contracts are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities to a diverse set of counterparties.
In addition to our direct sovereign and non-sovereign exposures, a significant deterioration of the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes, disruptions in capital markets, widening of credit spreads, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For additional information on the debt crisis in Europe, see Item 1A. Risk Factors.
Losses could still result even if there is credit default protection purchased because the purchased credit protection contracts only pay out under certain scenarios and thus not all losses may be covered by the credit protection contracts. The effectiveness of our CDS protection as a hedge of these risks is influenced by a number of factors, including the contractual terms of the CDS. Generally, only the occurrence of a credit event as defined by the CDS terms (which may include, among other events, the failure to pay by, or restructuring of, the reference entity) results in a payment under the purchased credit protection contracts. The determination as to whether a credit event has occurred is made by the relevant International Swaps and Derivatives Association, Inc. (ISDA) Determination Committee (comprised of various ISDA member firms) based on the terms of the CDS and facts and circumstances for the event. Accordingly, uncertainties exist as to whether any particular strategy or policy action for addressing European debt crisis would constitute a credit event under the CDS. A voluntary restructuring may not trigger a credit event under CDS terms and consequently may not trigger a payment under the CDS contract.

Bank of America 107

Table 54	Selected European Countries

(Dollars in millions)	Funded Loans and Loan Equivalents (1)	Unfunded Loan Commitments	Derivative Assets (2)	Securities/Other Investments (3)	Country Exposure at December 31, 2011	Hedges and Credit Default Protection (4)	Net Country Exposure at December 31, 2011 (5)	Increase (Decrease) from December 31, 2010(
Greece
Sovereign	$1	$—	$—	$34	$35	$(6)	$29	$(69)
Financial Institutions	—	—	3	10	13	(19)	(6)	(31)
Corporates	322	97	33	7	459	(25)	434	62
Total Greece	$323	$97	$36	$51	$507	$(50)	$457	$(38)
Ireland
Sovereign	$18	$—	$12	$24	$54	$(1)	$53	$(357)
Financial Institutions	120	20	173	470	783	(33)	750	(36)
Corporates	1,235	154	100	57	1,546	(35)	1,511	(474)
Total Ireland	$1,373	$174	$285	$551	$2,383	$(69)	$2,314	$(867)
Italy
Sovereign	$—	$—	$1,542	$29	$1,571	$(1,399)	$172	$206
Financial Institutions	2,077	76	139	83	2,375	(705)	1,670	(567)
Corporates	1,560	1,813	541	259	4,173	(1,181)	2,992	790
Total Italy	$3,637	$1,889	$2,222	$371	$8,119	$(3,285)	$4,834	$429
Portugal
Sovereign	$—	$—	$41	$—	$41	$(50)	$(9)	$49
Financial Institutions	34	—	2	35	71	(80)	(9)	(354)
Corporates	159	73	21	15	268	(207)	61	19
Total Portugal	$193	$73	$64	$50	$380	$(337)	$43	$(286)
Spain
Sovereign	$74	$6	$71	$2	$153	$(146)	$7	$332
Financial Institutions	459	7	143	487	1,096	(138)	958	(958)
Corporates	1,586	871	112	121	2,690	(835)	1,855	(588)
Total Spain	$2,119	$884	$326	$610	$3,939	$(1,119)	$2,820	$(1,214)
Total
Sovereign	$93	$6	$1,666	$89	$1,854	$(1,602)	$252	$161
Financial Institutions	2,690	103	460	1,085	4,338	(975)	3,363	(1,946)
Corporates	4,862	3,008	807	459	9,136	(2,283)	6,853	(191)
Total selected European exposure	$7,645	$3,117	$2,933	$1,633	$15,328	$(4,860)	$10,468	$(1,976)

(1)
Includes loans, leases, overdrafts, acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees, which have not been reduced by collateral, hedges or credit default protection. Previously classified local exposures are no longer offset by local liabilities, which totaled $939 million at December 31, 2011. Of the $939 million previously applied for exposure reduction, $562 million was in Ireland, $217 million in Italy, $126 million in Spain and $34 million in Greece.

(2)
Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $3.5 billion at December 31, 2011. At December 31, 2011, there was $83 million of other marketable securities collateralizing derivative assets. Derivative assets have not been reduced by hedges or credit default protection.

(3)
Includes $369 million in notional value of reverse repurchase agreements, which are presented based on the domicile of the counterparty consistent with FFIEC reporting requirements. Cross-border resale agreements where the underlying collateral is U.S. Treasury securities are excluded from this presentation. Securities exposures are reduced by hedges and short positions on a single-name basis to, but not less than zero.

(4)
Represents the fair value of credit default protection purchased, including $(3.4) billion in net credit default protection purchased to hedge loans and securities, $(1.4) billion in additional credit default protection to hedge derivative assets and $(74) million in other short positions.

(5)	Represents country exposure less the fair value of hedges and credit default protection.
Provision for Credit Losses
The provision for credit losses decreased $15.0 billion to $13.4 billion for 2011 compared to 2010. The provision for credit losses was $7.4 billion lower than net charge-offs for 2011, resulting in a reduction in the allowance for credit losses driven primarily by lower delinquencies, improved collection rates and fewer bankruptcy filings across the Card Services portfolio, and improvement in overall credit quality in the commercial real estate portfolio partially offset by additions to consumer PCI loan portfolio reserves. This compared to a $5.9 billion reduction in the allowance for credit losses in 2010.
The provision for credit losses for the consumer portfolio decreased $11.1 billion to $14.3 billion for 2011 compared to 2010 reflecting improving economic conditions and improvement in the current and projected levels of delinquencies, collections and bankruptcies in the U.S. consumer credit card and unsecured consumer lending portfolios. Also contributing to the decrease were lower credit costs in the non-PCI home equity loan portfolio due to improving portfolio trends, partially offset by higher credit costs in the residential mortgage portfolio primarily reflecting further deterioration in home prices. For the consumer PCI loan portfolios, updates to our expected cash flows resulted in an increase in reserves of $2.2 billion in 2011 due primarily to our updated home price outlook. Reserve increases related to the consumer PCI loan portfolios in 2010 were also $2.2 billion.
The provision for credit losses for the commercial portfolio, including the provision for unfunded lending commitments, decreased $3.9 billion to a benefit of $915 million in 2011 compared to 2010 due to continued economic improvement and the resulting impact on property values in the commercial real estate portfolio, lower current and projected levels of delinquencies and bankruptcies in the U.S. small business commercial portfolio and improvement in borrower credit profiles across the remainder of the commercial portfolio.

108 Bank of America 2011

Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is comprised of two components, as described below. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes LHFS and loans accounted for under the fair value option as the fair value reflects a credit risk component.
The first component of the allowance for loan and lease losses covers nonperforming commercial loans and performing commercial loans that have been modified in a TDR, consumer real estate loans that have been modified in a TDR, renegotiated credit card, and renegotiated unsecured consumer and small business loans. These loans are subject to impairment measurement based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan’s observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring and prior to any risk-based or penalty-based increase in rate on the restructured loans. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.
The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses but are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of December 31, 2011, the loss forecast process resulted in reductions in the allowance for most consumer portfolios, particularly the credit card and direct/indirect portfolios.
The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the LGD based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor’s liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor’s credit risk. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment in considering the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, inherent uncertainty in models and other qualitative factors. As of December 31, 2011, updates to the loan risk ratings and portfolio composition resulted in reductions in the allowance for all commercial portfolios.
Also included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves that are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty, large single name defaults, significant events which could disrupt financial markets and model imprecision.
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
The allowance for loan and lease losses for the consumer portfolio as presented in Table 56 was $29.6 billion at December 31, 2011, a decrease of $5.1 billion from December 31, 2010. This decrease was primarily due to improving economic conditions and improvement in the current and projected levels of delinquencies, collections and bankruptcies in the U.S. consumer credit card and unsecured consumer lending portfolios. With respect to the consumer PCI loan portfolios, updates to our expected cash flows resulted in an increase in reserves through provision of $2.2 billion in 2011, within the discontinued real estate, home equity and residential mortgage portfolios, primarily due to our updated home price outlook. Reserve increases related to the consumer PCI loan portfolios in 2010 were also $2.2 billion.
The allowance for loan and lease losses for the commercial portfolio was $4.1 billion at December 31, 2011, a $3.0 billion decrease from December 31, 2010. The decrease was driven by improvement in the economy and the resulting impact on property values in the commercial real estate portfolio, improvement in projected delinquencies in the U.S. small business commercial portfolio, mostly within Card Services, and stronger borrower credit profiles in the U.S. commercial portfolios, primarily in Global Commercial Banking and GBAM.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.68 percent at December 31, 2011 compared to 4.47 percent at December 31, 2010. The decrease in the ratio was largely due to improved credit quality and economic conditions which led to the reduction in the

Bank of America 109

allowance for credit losses discussed above. The December 31, 2011 and 2010 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.86 percent at December 31, 2011 compared to 3.94 percent at December 31, 2010.
Absent unexpected deterioration in the economy, we expect

reductions in the allowance for loan and lease losses to continue in 2012. However, in both consumer and commercial portfolios, we expect these reductions to be less than those in 2011 and 2010.
Table 55 presents a rollforward of the allowance for credit losses for 2011 and 2010.

Table 55	Allowance for Credit Losses

(Dollars in millions)		2011	2010
Allowance for loan and lease losses, January 1 (1)		$41,885	$47,988
Loans and leases charged off
Residential mortgage		(4,195)	(3,779)
Home equity		(4,990)	(7,059)
Discontinued real estate		(106)	(77)
U.S. credit card		(8,114)	(13,818)
Non-U.S. credit card		(1,691)	(2,424)
Direct/Indirect consumer		(2,190)	(4,303)
Other consumer		(252)	(320)
Total consumer charge-offs		(21,538)	(31,780)
U.S. commercial (2)		(1,690)	(3,190)
Commercial real estate		(1,298)	(2,185)
Commercial lease financing		(61)	(96)
Non-U.S. commercial		(155)	(139)
Total commercial charge-offs		(3,204)	(5,610)
Total loans and leases charged off		(24,742)	(37,390)
Recoveries of loans and leases previously charged off
Residential mortgage		363	109
Home equity		517	278
Discontinued real estate		14	9
U.S. credit card		838	791
Non-U.S. credit card		522	217
Direct/Indirect consumer		714	967
Other consumer		50	59
Total consumer recoveries		3,018	2,430
U.S. commercial (3)		500	391
Commercial real estate		351	168
Commercial lease financing		37	39
Non-U.S. commercial		3	28
Total commercial recoveries		891	626
Total recoveries of loans and leases previously charged off		3,909	3,056
Net charge-offs		(20,833)	(34,334)
Provision for loan and lease losses		13,629	28,195
Other (4)		(898)	36
Allowance for loan and lease losses, December 31		33,783	41,885
Reserve for unfunded lending commitments, January 1		1,188	1,487
Provision for unfunded lending commitments		(219)	240
Other (5)		(255)	(539)
Reserve for unfunded lending commitments, December 31		714	1,188
Allowance for credit losses, December 31		$34,497	$43,073

(1)	The 2010 balance includes $10.8 billion of allowance for loan and lease losses related to the adoption of new consolidation guidance.

(2)	Includes U.S. small business commercial charge-offs of $1.1 billion and $2.0 billion in 2011 and 2010.

(3)	Includes U.S. small business commercial recoveries of $106 million and $107 million in 2011 and 2010.

(4)	The 2011 amount includes a $449 million reduction in the allowance for loan and lease losses related to Canadian consumer card loans that were transferred to LHFS.

(5)	The 2011 and 2010 amounts primarily represent accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

110 Bank of America 2011

Table 55	Allowance for Credit Losses (continued)

(Dollars in millions)		2011	2010
Loan and allowance ratios:
Loans and leases outstanding at December 31 (5)		$917,396	$937,119
Allowance for loan and lease losses as a percentage of total loans and leases and outstanding at December 31 (5)		3.68%	4.47%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at December 31 (6)		4.88	5.40
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (7)		1.33	2.44
Average loans and leases outstanding (5)		$929,661	$954,278
Net charge-offs as a percentage of average loans and leases outstanding (5)		2.24%	3.60%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 8)		135	136
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		1.62	1.22
Amounts included in allowance for loan and lease losses that are excluded from nonperforming loans and leases at December 31 (9)		$17,490	$22,908
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at December 31 (9)		65%	62%
Loan and allowance ratios excluding purchased credit-impaired loans:
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)		2.86%	3.94%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at December 31 (6)		3.68	4.66
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (7)		1.33	2.44
Net charge-offs as a percentage of average loans and leases outstanding (5)		2.32	3.73
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 8)		101	116
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		1.22	1.04

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $8.8 billion and $3.3 billion at December 31, 2011 and 2010. Average loans accounted for under the fair value option were $8.4 billion and $4.1 billion in 2011 and 2010.

(6)	Excludes consumer loans accounted for under the fair value option of $2.2 billion at December 31, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010.

(7)	Excludes commercial loans accounted for under the fair value option of $6.6 billion and $3.3 billion at December 31, 2011 and 2010.

(8)	For more information on our definition of nonperforming loans, see pages 92 and 100.

(9)	Primarily includes amounts allocated to Card Services portfolios, PCI loans and the non-U.S. credit portfolio in All Other.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 56 presents our allocation by product type.

Table 56	Allocation of the Allowance for Credit Losses by Product Type

	December 31, 2011			December 31, 2010
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$5,935	17.57%	2.26%	$5,082	12.14%	1.97%
Home equity	13,094	38.76	10.50	12,887	30.77	9.34
Discontinued real estate	2,050	6.07	18.48	1,283	3.06	9.79
U.S. credit card	6,322	18.71	6.18	10,876	25.97	9.56
Non-U.S. credit card	946	2.80	6.56	2,045	4.88	7.45
Direct/Indirect consumer	1,153	3.41	1.29	2,381	5.68	2.64
Other consumer	148	0.44	5.50	161	0.38	5.67
Total consumer	29,648	87.76	4.88	34,715	82.88	5.40
U.S. commercial (2)	2,441	7.23	1.26	3,576	8.54	1.88
Commercial real estate	1,349	3.99	3.41	3,137	7.49	6.35
Commercial lease financing	92	0.27	0.42	126	0.30	0.57
Non-U.S. commercial	253	0.75	0.46	331	0.79	1.03
Total commercial (3)	4,135	12.24	1.33	7,170	17.12	2.44
Allowance for loan and lease losses	33,783	100.00%	3.68	41,885	100.00%	4.47
Reserve for unfunded lending commitments	714			1,188
Allowance for credit losses (4)	$34,497			$43,073

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $906 million and discontinued real estate of $1.3 billion at December 31, 2011. There were no consumer loans accounted for under the fair value option at December 31, 2010. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.2 billion and $1.6 billion, non-U.S. commercial loans of $4.4 billion and $1.7 billion and commercial real estate loans of $0 and $79 million at December 31, 2011 and 2010.

(2)	Includes allowance for U.S. small business commercial loans of $893 million and $1.5 billion at December 31, 2011 and 2010.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $545 million and $1.1 billion at December 31, 2011 and 2010.

(4)	Includes $8.5 billion and $6.4 billion of valuation reserves presented with the allowance for credit losses related to PCI loans at December 31, 2011 and 2010.

Bank of America 111

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
The reserve for unfunded lending commitments at December 31, 2011 was $714 million, $474 million lower than December 31, 2010 driven by accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions and improved credit quality in the unfunded portfolio.
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
Our trading positions are reported at fair value with changes currently reflected in income. Trading positions are subject to various risk factors, which include exposures to interest rates and foreign exchange rates, as well as mortgage, equity, commodity, issuer, credit and market liquidity risk factors. We seek to mitigate these risk exposures by using techniques that encompass a variety of financial instruments in both the cash and derivatives markets. The following discusses the key risk components along with respective risk mitigation techniques.

Interest Rate Risk
Interest rate risk represents exposures to instruments whose values vary with the level or volatility of interest rates. These instruments include, but are not limited to, loans, debt securities, certain trading-related assets and liabilities, deposits, borrowings and derivatives. Hedging instruments used to mitigate these risks include derivatives such as options, futures, forwards and swaps.
Foreign Exchange Risk
Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in currencies other than the U.S. dollar. The types of instruments exposed to this risk include investments in non-U.S. subsidiaries, foreign currency-denominated loans and securities, future cash flows in foreign currencies arising from foreign exchange transactions, foreign currency-denominated debt and various foreign exchange derivatives whose values fluctuate with changes in the level or volatility of currency exchange rates or non-U.S. interest rates. Hedging instruments used to mitigate this risk include foreign exchange options, currency swaps, futures, forwards, foreign currency-denominated debt and deposits.
Mortgage Risk
Mortgage risk represents exposures to changes in the value of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes several forms. First, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations including CDOs using mortgages as underlying collateral. Second, we originate a variety of MBS which involves the accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage origination activities. See Note 1 – Summary of Significant Accounting Principles and Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements for additional information on MSRs. Hedging instruments used to mitigate this risk include foreign exchange options, currency swaps, futures, forwards and foreign currency-denominated debt.
Equity Market Risk
Equity market risk represents exposures to securities that represent an ownership interest in a corporation in the form of domestic and foreign common stock or other equity-linked instruments. Instruments that would lead to this exposure include, but are not limited to, the following: common stock, exchange-traded funds, American Depositary Receipts, convertible bonds, listed equity options (puts and calls), OTC equity options, equity total return swaps, equity index futures and other equity derivative products. Hedging instruments used to mitigate this risk include options, futures, swaps, convertible bonds and cash positions.

112 Bank of America 2011

Commodity Risk
Commodity risk represents exposures to instruments traded in the petroleum, natural gas, power and metals markets. These instruments consist primarily of futures, forwards, swaps and options. Hedging instruments used to mitigate this risk include options, futures and swaps in the same or similar commodity product, as well as cash positions.
Issuer Credit Risk
Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers. Our portfolio is exposed to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration or by defaults. Hedging instruments used to mitigate this risk include bonds, CDS and other credit fixed-income instruments.
Market Liquidity Risk
Market liquidity risk represents the risk that the level of expected market activity changes dramatically and, in certain cases, may even cease. This exposes us to the risk that we will not be able to transact business and execute trades in an orderly manner which may impact our results. This impact could further be exacerbated if expected hedging or pricing correlations are compromised by disproportionate demand or lack of demand for certain instruments. We utilize various risk mitigating techniques as discussed in more detail in Trading Risk Management.

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
The Global Markets Risk Committee (GRC), chaired by the Global Markets Risk Executive, has been designated by ALMRC as the primary governance authority for global markets risk management including trading risk management. The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting GBAM and prioritize those that need a proactive risk mitigation strategy. Market risks that impact businesses outside of GBAM are monitored and governed by their respective governance authorities.
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

Bank of America 113

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2011 and 2010. During 2011, positive trading-related revenue was recorded for 86 percent (214 days) of the trading days of which 66 percent (165 days) were daily trading gains of over $25 million, five percent (12 days) of the trading days had losses greater than

$25 million and the largest loss was $119 million. This is compared to 2010, where positive trading-related revenue was recorded for 90 percent (225 days) of the trading days of which 75 percent (187 days) were daily trading gains of over $25 million, four percent (nine days) of the trading days had losses greater than $25 million and the largest loss was $102 million.

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

114 Bank of America 2011

The accuracy of the VaR methodology is reviewed by backtesting, which involves comparing actual results against expectations derived from historical data, the VaR results against the daily profit and loss. Graphic representation of the backtesting results with additional explanation of backtesting excesses are reported to the GRC. Backtesting excesses occur when trading losses exceed VaR. Senior management reviews and evaluates the results of these tests. In periods of market stress, the GRC members communicate daily to discuss losses and VaR limit excesses. As a result of this process, the businesses may selectively reduce risk. Where economically feasible, positions are sold or macroeconomic hedges are executed to reduce the exposure.

Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year. The number of actual backtesting excesses observed is dependent on current market performance relative to historic market volatility. For most of 2011, the three years of historical market data utilized for VaR included the volatile fourth quarter of 2008. Subsequent market volatility has generally been lower, and as a result, the size of the largest trading losses experienced since then has been lower than would be expected based on the VaR measure. Actual losses did not exceed daily trading VaR in 2011 or 2010. The graph below shows daily trading-related revenue and VaR for 2011.

Table 57 presents average, high and low daily trading VaR for 2011 and 2010.

Table 57	Market Risk VaR for Trading Activities

	2011			2010
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$20.0	$48.6	$5.6	$23.8	$73.1	$4.9
Interest rate	50.6	82.7	29.2	64.1	128.3	33.2
Credit	109.9	155.3	54.8	171.5	287.2	122.9
Real estate/mortgage	80.0	139.5	31.5	83.1	138.5	42.9
Equities	50.5	88.9	25.1	39.4	90.9	20.8
Commodities	18.9	33.8	8.4	19.9	31.7	12.8
Portfolio diversification	(163.1)	—	—	(200.5)	—	—
Total market-based trading portfolio	$166.8	$318.6	$75.0	$201.3	$375.2	$123.0

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

The $35 million decrease in average VaR during 2011 was primarily due to a reduction in risk during the year. This was driven primarily by a decrease in credit exposures where average VaR decreased $62 million compared to 2010. In addition, for 2010 and 2011, data from the more volatile periods of 2007 and 2008 were no longer included in our three-year historical dataset. These impacts were partially offset by a reduction in portfolio diversification VaR of $37 million.

Bank of America 115

Counterparty credit risk is an adjustment to the mark-to-market value of our derivative exposures to reflect the impact of the credit quality of counterparties on our derivative assets. Since counterparty credit exposure is not included in the VaR component of the regulatory capital allocation, we do not include it in our trading VaR, and it is therefore not included in the daily trading-related revenue illustrated in our histogram or used for backtesting.
Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates, and is dependent on a limited lookback window, we also “stress test” our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from pre-defined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 76.
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
We prepare forward-looking forecasts of core net interest income. The baseline forecast takes into consideration expected future business growth, ALM positioning and the direction of interest rate movements as implied by the market-based forward curve. We then measure and evaluate the impact that alternative interest rate scenarios have on the baseline forecast in order to assess interest rate sensitivity under varied conditions. The core net interest income forecast is frequently updated for changing assumptions and differing outlooks based on economic trends, market conditions and business strategies. Thus, we continually monitor our balance sheet position in order to maintain an acceptable level of exposure to interest rate changes.
The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics, but do not include the impact of hedge ineffectiveness. The prepayment impact on amortization is reflected in the period in which a prepayment is forecasted to occur. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect core net interest income and capital.
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
The spot and 12-month forward monthly rates used in our baseline forecast at December 31, 2011 and 2010 are presented in Table 58.

Table 58	Forward Rates

		December 31, 2011
		Federal Funds	Three-Month LIBOR	10-Year Swap
Spot rates		0.25%	0.58%	2.03%
12-month forward rates		0.25	0.75	2.29

		December 31, 2010
Spot rates		0.25%	0.30%	3.39%
12-month forward rates		0.25	0.72	3.86

Table 59 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from December 31, 2011 and 2010, resulting from a gradual parallel increase and non-parallel shocks to the market-based forward curve. For further discussion of core net interest income, see page 39.

Table 59			Estimated Core Net Interest Income

(Dollars in millions)	Short Rate (bps)	Long Rate (bps)	December 31
Curve Change			2011	2010
+100 bps Parallel shift	+100	+100	$1,505	$601
-50 bps Parallel shift	-50	-50	(1,061)	(499)
Flatteners
Short end	+100	—	588	136
Long end	—	-50	(581)	(280)
Long end	—	-100	(1,199)	(637)
Steepeners
Short end	–50	—	(478)	(209)
Long end	—	+100	929	493

116 Bank of America 2011

The sensitivity analysis in Table 59 assumes that we take no action in response to these rate shifts over the indicated periods. Our core net interest income was asset sensitive to a parallel move in interest rates at both December 31, 2011 and 2010. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity. The significant decline in long-end rates contributed to the increase in asset sensitivity between 2011 and 2010.
Securities
The securities portfolio is an integral part of our ALM position and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At December 31, 2011 and 2010, we held AFS debt securities of $276.2 billion and $337.6 billion. During 2011 and 2010, we purchased AFS debt securities of $99.5 billion and $199.2 billion, sold $116.8 billion and $97.5 billion, and had maturities and received paydowns of $56.7 billion and $70.9 billion. We realized $3.4 billion and $2.5 billion in net gains on sales of debt securities during 2011 and 2010. We securitized no mortgage loans into MBS during 2011 compared to $2.4 billion in 2010, which we retained.
During 2011, we purchased approximately $35.6 billion of U.S. agency MBS which are classified as held-to-maturity securities. The purchases of these securities are part of our long-term investment activities which include holding these securities to maturity. The classification of these securities as held-to-maturity also mitigates accumulated OCI volatility and possible negative impacts on our regulatory capital requirements under the Basel III capital standards. The contractual maturities of the held-to-maturity securities are greater than 10 years and they are subject to prepayment by the issuers.
Accumulated OCI included after-tax net unrealized gains of $3.1 billion and $7.4 billion at December 31, 2011 and 2010, comprised primarily of after-tax net unrealized gains of $3.1 billion and $714 million related to AFS debt securities and after-tax net unrealized gains of $3 million and $6.7 billion related to AFS marketable equity securities. The December 31, 2010 unrealized gain on marketable equity securities was related to our investment in CCB. See Note 5 – Securities to the Consolidated Financial Statements for further discussion on marketable equity securities. The net unrealized gains in accumulated OCI related to AFS debt securities increased $3.9 billion during 2011 to $5.0 billion, primarily due to a lower interest rate environment.
We recognized $299 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in 2011 compared to $970 million on AFS debt and marketable equity securities in 2010. The recognition of OTTI losses on AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.
Residential Mortgage Portfolio
At December 31, 2011 and 2010, our residential mortgage portfolio was $262.3 billion (which excludes $906 million in residential mortgage loans accounted for under the fair value option) and $258.0 billion. For more information on consumer fair value option loans, see Consumer Credit Risk – Consumer Loans Accounted for Under the Fair Value Option on page 92. Outstanding residential mortgage loans increased $4.3 billion in 2011 as new origination volume was partially offset by paydowns, charge-offs and transfers to foreclosed properties. In addition, we repurchased $7.8 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA which also increased the residential mortgage portfolio during 2011.
During 2011 and 2010, we retained $45.5 billion and $63.8 billion in first-lien mortgages originated by CRES and GWIM. We received paydowns of $42.3 billion and $38.2 billion in 2011 and 2010. There were no loans securitized in 2011 compared to $2.4 billion of loans securitized into MBS which we retained in 2010. We recognized gains of $68 million on the securitizations completed in 2010. We purchased $72 million of residential mortgages related to ALM activities in 2011 compared to none in 2010. We sold $109 million and $443 million of residential mortgages in 2011 and 2010, of which all of the 2011 sales were originated residential mortgages and $432 million of the 2010 sales were originated residential mortgages and $11 million were previously purchased from third parties. Net gains on these transactions were minimal.
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
Changes to the composition of our derivatives portfolio during 2011 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions. Table 60 includes derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at December 31, 2011 and 2010. Our interest rate swap positions, including foreign exchange contracts, were a net receive-fixed position of $67.9 billion and $6.4 billion at December 31, 2011 and 2010. The notional amount of our foreign exchange basis swaps was $262.4 billion and $235.2 billion at December 31, 2011 and 2010. Our futures and forwards notional position, which reflects the net of long and short positions, was a long position of $12.2 billion at December 31, 2011 compared to a short position of $280 million at

Bank of America 117

December 31, 2010. These changes in notional amounts are the result of ongoing interest rate and currency risk management positioning.
The fair value of net ALM contracts decreased $7.9 billion to a gain of $4.7 billion at December 31, 2011 compared to $12.6 billion at December 31, 2010. The decrease was primarily attributable to changes in the value of U.S. dollar-denominated pay-fixed interest rate swaps of $9.7 billion, foreign exchange contracts of $1.8 billion and foreign exchange basis swaps of $1.4 billion. The decrease was partially offset by a gain from the changes in the value of U.S. dollar-denominated receive-fixed interest rate swaps of $6.6 billion.

Table 60	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		December 31, 2011
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$13,989								5.99
Notional amount		$105,938	$22,422	$8,144	$7,604	$10,774	$11,660	$45,334
Weighted-average fixed-rate		4.09%	2.65%	3.70%	3.79%	4.01%	3.96%	4.98%
Pay-fixed interest rate swaps (1, 2)	(13,561)								12.17
Notional amount		$77,985	$2,150	$1,496	$1,750	$15,026	$8,951	$48,612
Weighted-average fixed-rate		3.29%	1.45%	2.68%	1.80%	2.35%	3.13%	3.76%
Same-currency basis swaps (3)	61
Notional amount		$222,641	$44,898	$83,248	$35,678	$14,134	$17,113	$27,570
Foreign exchange basis swaps (2, 4, 5)	3,409
Notional amount		262,428	60,359	49,161	55,111	20,401	43,360	34,036
Option products (6)	(1,875)
Notional amount (7)		10,413	1,500	2,950	600	300	458	4,605
Foreign exchange contracts (2, 5, 8)	2,522
Notional amount (7)		52,328	20,470	3,556	10,165	2,071	2,603	13,463
Futures and forward rate contracts	153
Notional amount (7)		12,160	12,160	—	—	—	—	—
Net ALM contracts	$4,698

		December 31, 2010
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2011	2012	2013	2014	2015	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$7,364								4.45
Notional amount		$104,949	$8	$36,201	$7,909	$7,270	$8,094	$45,467
Weighted-average fixed-rate		3.94%	1.00%	2.49%	3.90%	3.66%	3.71%	5.19%
Pay-fixed interest rate swaps (1, 2)	(3,827)								6.03
Notional amount		$156,067	$50,810	$16,205	$1,207	$4,712	$10,933	$72,200
Weighted-average fixed-rate		3.02%	2.37%	2.15%	2.88%	2.40%	2.75%	3.76%
Same-currency basis swaps (3)	103
Notional amount		$152,849	$13,449	$49,509	$31,503	$21,085	$11,431	$25,872
Foreign exchange basis swaps (2, 4, 5)	4,830
Notional amount		235,164	21,936	39,365	46,380	41,003	23,430	63,050
Option products (6)	(120)
Notional amount (7)		6,572	(1,180)	2,092	2,390	603	311	2,356
Foreign exchange contracts (2, 5, 8)	4,272
Notional amount (7)		109,544	59,508	5,427	10,048	13,035	2,372	19,154
Futures and forward rate contracts	(21)
Notional amount (7)		(280)	(280)	—	—	—	—	—
Net ALM contracts	$12,601

(1)
At both December 31, 2011 and 2010, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and which will not be effective until their respective contractual start dates totaled $1.7 billion. The forward starting pay-fixed swap positions at December 31, 2011 and 2010 were $8.8 billion and $34.5 billion.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged using derivatives designated as fair value hedging instruments that substantially offset the fair values of these derivatives.

(3)
At December 31, 2011 and 2010, the notional amount of same-currency basis swaps consisted of $222.6 billion and $152.8 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $10.4 billion at December 31, 2011 were comprised of $30 million in purchased caps/floors, $10.4 billion in swaptions and $0 in foreign exchange options. Option products of $6.6 billion at December 31, 2010 were comprised of $160 million in purchased caps/floors, $8.2 billion in swaptions and $(1.8) billion in foreign exchange options.

(7)	Reflects the net of long and short positions.

(8)
The notional amount of foreign exchange contracts of $52.3 billion at December 31, 2011 was comprised of $40.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $647 million in foreign currency-denominated pay-fixed swaps, and $12.4 billion in net foreign currency forward rate contracts. Foreign exchange contracts of $109.5 billion at December 31, 2010 were comprised of $57.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps and $52.0 billion in net foreign currency forward rate contracts. There were no foreign currency-denominated pay-fixed swaps at December 31, 2010.

118 Bank of America 2011

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.8 billion and $3.2 billion at December 31, 2011 and 2010. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at December 31, 2011, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.5 billion, or 26 percent within the next year, 55 percent in years two through five, and 12 percent in years six through ten, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 4 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax gains on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by losses on our net investments in consolidated non-U.S. entities at December 31, 2011.
Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At December 31, 2011 and 2010, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $14.7 billion and $129.0 billion.
MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward rate agreements, Eurodollar and U.S. Treasury futures, as well as mortgage-backed and U.S. Treasury securities as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $2.6 trillion and $46.3 billion at

December 31, 2011 compared to $1.6 trillion and $60.3 billion at December 31, 2010. In 2011, we recorded gains in mortgage banking income of $6.3 billion related to the change in fair value of these economic hedges compared to $5.0 billion for 2010. For additional information on MSRs, see Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 43.
Compliance Risk Management
Compliance risk arises from the failure to adhere to laws, rules, regulations, and internal policies and procedures. Compliance risk can expose the Corporation to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations. Compliance is at the core of the Corporation’s culture and is a key component of risk management discipline.
The Global Compliance organization is responsible for driving a culture of compliance, establishing compliance program standards and policies; executing, monitoring and testing of business controls; performing risk assessments on the businesses’ adherence to laws, rules and standards as well as effectiveness of business controls; delivering compliance risk reporting; and ensuring the identification, escalation, and timely mitigation of emerging and existing compliance risks. Global Compliance is also responsible for facilitating processes to effectively manage and influence the dynamic regulatory environment and build constructive relationships with regulators.
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
Under our Operational Risk Management Program, we approach operational risk management from two perspectives to best manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at

Bank of America 119

the business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. A sound internal governance structure enhances the effectiveness of the Corporation’s Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the CRO and a variety of management committees and risk oversight groups aligned to the Corporation’s overall risk governance framework and practices. Of these, the Operational Risk Committee (ORC) oversees and approves the Corporation’s policies and processes for sound operational risk management. The ORC also serves as an escalation point for critical operational risk matters within the Corporation. The ORC reports operational risk activities to the Enterprise Risk Committee of the Board.
Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to the businesses, enterprise control functions, senior management, governance committees and the Board.
The business and enterprise control functions are responsible for all the risks within the business line, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis and RCSAs, operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, mitigate and monitor risk in each business and enterprise control function. Examples of these include personnel management practices, data reconciliation processes, fraud management units, transaction processing monitoring and analysis, business recovery planning and new product introduction processes. The business and enterprise control functions are also responsible for consistently implementing and monitoring adherence to corporate practices.
Business and enterprise control function management uses the enterprise risk and control self-assessment process to identify and evaluate the status of risk and control issues, including mitigation plans, as appropriate. The goal of this process is to assess changing market and business conditions, to evaluate key risks impacting each business and enterprise control function and assess the controls in place to mitigate the risks. The risk and control self-assessment process is documented at periodic intervals. Key operational risk indicators for these risks have been developed and are used to help identify trends and issues on an enterprise, business and enterprise control function level. Independent review and challenge to the Corporation’s overall operational risk management framework is performed by the Corporate Operational Risk Validation Team.
The enterprise control functions participate in the operational risk management process in two ways. First, these organizations manage risk in their functional department. Second, they provide specialized risk management services (e.g., information management, vendor management) within their area of expertise to the enterprise and the businesses and other enterprise control functions they support. These groups also work with business and risk executives to develop and guide appropriate strategies, policies, practices, controls and monitoring tools for each business and enterprise control function relative to these programs.
Additionally, where appropriate, insurance policies are purchased to mitigate the impact of operational losses when and if they occur. These insurance policies are explicitly incorporated in the structural features of operational risk evaluation. As insurance recoveries, especially given recent market events, are subject to legal and financial uncertainty, the inclusion of these insurance policies is subject to reductions in their expected mitigating benefits.
Complex Accounting Estimates
Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements are essential in understanding the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.
The more judgmental estimates are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that, with the exception of accrued taxes, involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.
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

120 Bank of America 2011

consumer and commercial loans and leases, adjustments made to address current events and conditions, considerations regarding domestic and global economic uncertainty, and overall credit conditions.
Our estimate for the allowance for loan and lease losses is sensitive to the loss rates and expected cash flows from our home loans, and credit card and other consumer portfolio segments. For each one percent increase in the loss rates on loans collectively evaluated for impairment in our home loans portfolio segment, excluding PCI loans, coupled with a one percent decrease in the discounted cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2011 would have increased by $156 million. PCI loans within our home loans portfolio segment are initially recorded at fair value. Applicable accounting guidance prohibits carry-over or creation of valuation allowances in the initial accounting. However, subsequent decreases in the expected cash flows from the date of acquisition result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan and lease losses. We subject our PCI portfolio to stress scenarios to evaluate the potential impact given certain events. A one percent decrease in the expected cash flows could result in a $241 million impairment of the portfolio, of which $115 million would be related to our discontinued real estate portfolio. For each one percent increase in the loss rates on loans collectively evaluated for impairment within our credit card and other consumer portfolio segment coupled with a one percent decrease in the expected cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2011 would have increased by $84 million.
Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and leases within our commercial portfolio segment. Assuming a downgrade of one level in the internal risk ratings for commercial loans and leases, except loans and leases already risk-rated Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would have increased by $3.1 billion at December 31, 2011.
The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2011 was 3.68 percent and these hypothetical increases in the allowance would raise the ratio to 4.00 percent.
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
Mortgage Servicing Rights
MSRs are nonfinancial assets that are created when a mortgage loan is sold and we retain the right to service the loan. We account for consumer MSRs at fair value with changes in fair value recorded in the Consolidated Statement of Income in mortgage banking income. Commercial-related and residential reverse mortgage

MSRs are accounted for using the amortization method, lower of amortized cost or fair value, with impairment recognized as a reduction of mortgage banking income. At December 31, 2011, our total MSR balance was $7.5 billion.
We determine the fair value of our consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates key economic assumptions including estimates of prepayment rates and resultant weighted-average lives of the MSRs, and the option-adjusted spread levels. These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change. These assumptions are subjective in nature and changes in these assumptions could materially affect our operating results. For example, decreasing the prepayment rate assumption used in the valuation of our consumer MSRs by 10 percent while keeping all other assumptions unchanged could have resulted in an estimated increase of $639 million in MSRs and mortgage banking income at December 31, 2011. This impact does not reflect any hedge strategies that may be undertaken to mitigate such risk.
We manage potential changes in the fair value of MSRs through a comprehensive risk management program. The intent is to mitigate the effects of changes in the fair value of MSRs through the use of risk management instruments. To reduce the sensitivity of earnings to interest rate and market value fluctuations, securities as well as certain derivatives such as options and interest rate swaps may be used as economic hedges of the MSRs, but are not designated as accounting hedges. These instruments are carried at fair value with changes in fair value recognized in mortgage banking income. For more information, see Mortgage Banking Risk Management on page 119.
For additional information on MSRs, including the sensitivity of weighted-average lives and the fair value of MSRs to changes in modeled assumptions, see Note 25 – Mortgage Servicing Rights to the Consolidated Financial Statements.
Fair Value of Financial Instruments
We determine the fair values of financial instruments based on the fair value hierarchy under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Applicable accounting guidance establishes three levels of inputs used to measure fair value. We carry trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, certain MSRs and certain other assets at fair value. Also, we account for certain corporate loans and loan commitments, LHFS, other short-term borrowings, securities financing agreements, asset-backed secured financings, long-term deposits and long-term debt under the fair value option. For more information, see Note 22 – Fair Value Measurements and Note 23 – Fair Value Option to the Consolidated Financial Statements.
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

Bank of America 121

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
Trading account assets and liabilities are carried at fair value based primarily on actively traded markets where prices are from either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value of trading account assets and liabilities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Situations of illiquidity generally are triggered by market perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more of the rating agencies.
Trading account profits, which represent the net amount earned from our trading positions, can be volatile and are largely driven by general market conditions and customer demand. Trading account profits are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. At a portfolio and corporate level, we use trading limits, stress testing and tools such as VaR modeling, which estimates a potential daily loss that we do not expect to exceed with a specified confidence level, to measure and manage market risk. For more information on VaR, see Trading Risk Management on page 113.
The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the positions. The majority of market inputs are actively quoted and can be validated through external sources including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The Corporation incorporates within its fair value measurements of OTC derivatives a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparty and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for our own credit risk. The credit adjustments are determined by reference to existing direct market reference costs of credit, or where direct references are not available, a proxy is applied consistent with direct references for other counterparties that are similar in credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on market implied experience adjusted for any more recent name specific expectations.
Level 3 Assets and Liabilities
Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include consumer MSRs, highly structured, complex or long-dated derivative contracts and private equity investments, as well as certain loans, MBS, ABS, structured liabilities and CDOs. The fair value of these Level 3 financial assets and liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation.

122 Bank of America 2011

Table 61	Level 3 Asset and Liability Summary

		December 31, 2011			December 31, 2010
(Dollars in millions)		Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets		$11,455	22.21%	0.54%	$15,525	19.56%	0.69%
Derivative assets		14,366	27.85	0.67	18,773	23.65	0.83
AFS securities		8,012	15.53	0.38	15,873	19.99	0.70
All other Level 3 assets at fair value		17,744	34.41	0.83	29,217	36.80	1.29
Total Level 3 assets at fair value (1)		$51,577	100.00%	2.42%	$79,388	100.00%	3.51%
		Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities		$8,500	73.46%	0.45%	$11,028	70.90%	0.54%
Long-term debt		2,943	25.43	0.15	2,986	19.20	0.15
All other Level 3 liabilities at fair value		128	1.11	0.01	1,541	9.90	0.07
Total Level 3 liabilities at fair value (1)		$11,571	100.00%	0.61%	$15,555	100.00%	0.76%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.

During 2011, we recognized net gains of $451 million on Level 3 assets and liabilities. The net gains during the year were primarily in trading account profits combined with gains on IRLCs, partially offset by losses on MSRs. There were net unrealized gains of $19 million in accumulated OCI on Level 3 assets and liabilities at December 31, 2011.
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
We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For additional information on the significant transfers into and out of Level 3 during 2011, see Note 22 – Fair Value Measurements to the Consolidated Financial Statements.
Global Principal Investments
GPI is included within Equity Investments in All Other on page 54. GPI is comprised of a diversified portfolio of private equity, real estate and other alternative investments in both privately-held and publicly-traded companies. These investments are made either directly in a company or held through a fund. At December 31, 2011, this portfolio totaled $5.6 billion including $4.3 billion of non-public investments.
Certain equity investments in the portfolio are subject to investment company accounting under applicable accounting guidance, and accordingly, are carried at fair value with changes in fair value reported in equity investment income. Initially the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using methodologies that include publicly-traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry-level multiples and discounted cash flows, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors that may influence changes in fair value include but are not limited to, recapitalizations, subsequent rounds of financing and offerings in the equity or debt capital markets. For fund investments, we generally record the fair value of our proportionate interest in the fund’s capital as reported by the fund’s respective managers.
Accrued Income Taxes and Deferred Tax Assets
Accrued income taxes, reported as a component of accrued expenses and other liabilities on our Consolidated Balance Sheet, represent the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 100 jurisdictions and consider many factors, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.
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

Bank of America 123

Net deferred tax assets, reported as a component of other assets on our Consolidated Balance Sheet, represent the net decrease in taxes expected to be paid in the future because of net operating loss (NOL) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. NOL and tax credit carryforwards result in reductions to future tax liabilities, and many of these attributes can expire if not utilized within certain periods. We consider the need for valuation allowances to reduce net deferred tax assets to the amounts we estimate are more-likely-than-not to be realized.
While we have established some valuation allowances for certain state and non-U.S. deferred tax assets, we have concluded that our estimates of future taxable income by jurisdiction will be sufficient to realize all U.S. federal and U.K. deferred tax assets, including NOL and tax credit carryforwards, that are not subject to any special limitations (such as change-in-control limitations) prior to any expiration. Significant decreases to our estimate of future taxable income by jurisdiction could materially change our conclusions about how much of our tax attributes and other deferred tax assets are more-likely-than-not to be realized prior to their expiration. See Note 21 – Income Taxes to the Consolidated Financial Statements for a table of significant tax attributes and additional information.
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
We use the reporting units’ allocated equity as a proxy for the carrying amount of equity for each reporting unit in our goodwill impairment tests as we do not maintain a record of equity as defined under GAAP at the reporting unit level. Allocated equity includes economic capital, goodwill and a percentage of intangible assets allocated to the reporting units. The allocation of economic capital to the reporting units utilized for goodwill impairment testing has the same basis as the allocation of economic capital to our operating segments. Economic capital allocation plans are incorporated into the Corporation’s financial plan which is approved by the Board on an annual basis. Allocated equity is updated on a quarterly basis.
The Corporation’s common stock price remained volatile during 2011 and 2010 primarily due to the continued uncertainty in the economy and in the financial services industry, as well as adverse developments related to our mortgage business and increased regulation. During these periods, our market capitalization remained below our recorded book value. We estimate that the fair value of all reporting units in aggregate as of the June 30, 2011 annual goodwill impairment test was $210.2 billion and the common stock market capitalization of the Corporation as of that date was $111.1 billion ($58.6 billion at December 31, 2011). As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Corporation’s stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that recent fluctuations in our market capitalization reflect the fair value of our individual reporting units.
Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. We determined the fair values of the reporting units using a combination of valuation techniques consistent with the market approach and the income approach, and included the use of independent valuation specialists.
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
For purposes of the income approach, we calculated discounted cash flows by taking the net present value of estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We utilized discount rates that we believe adequately reflect the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. We estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results.
International Consumer Card Businesses
Of the $1.9 billion of goodwill associated with the international consumer card businesses, $526 million of goodwill was allocated, on a relative fair value basis, to the Canadian consumer card business which was sold on December 1, 2011.
During the three months ended December 31, 2011, a goodwill impairment test was performed for the European consumer card businesses reporting unit as it was likely that the carrying amount of the business exceeded the fair value due to a decrease in future growth projections. We concluded that goodwill was impaired, and accordingly, recorded a non-cash, non-tax deductible goodwill impairment charge of $581 million for the European consumer card businesses.

124 Bank of America 2011

Consumer Real Estate Services
In connection with the sale of Balboa on June 1, 2011, we allocated, on a relative fair value basis, $193 million of CRES goodwill to the business in determining the gain on the sale.
During the three months ended June 30, 2011, as a consequence of the BNY Mellon Settlement entered into by the Corporation on June 28, 2011, the adverse impact of the incremental mortgage-related charges and the continued economic slowdown in the mortgage business, we performed a goodwill impairment test for the CRES reporting unit. We concluded that the remaining balance of goodwill of $2.6 billion was impaired, and accordingly, recorded a non-cash, non-tax deductible goodwill impairment charge to reduce the carrying value of the goodwill in CRES to zero.
2011 Annual Impairment Test
During the three months ended September 30, 2011, we completed our annual goodwill impairment test as of June 30, 2011 for all reporting units which had goodwill. In performing the first step of the annual goodwill impairment analysis, we compared the fair value of each reporting unit to its current carrying value, including goodwill. To determine fair value, we utilized a combination of the market approach and income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premiums used in the June 30, 2011 annual goodwill impairment test ranged from 25 percent to 35 percent. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2011 annual goodwill impairment test ranged from 11 percent to 16 percent depending on the relative risk of a reporting unit. Growth rates developed by management for individual revenue and expense items in each reporting unit ranged from 0.7 percent to 6.7 percent. For certain revenue and expense items that have been significantly affected by the current economic environment and financial reform, management developed separate long-term forecasts.
Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.
2010 Impairment Tests
During the three months ended September 30, 2010, we performed a goodwill impairment test for Card Services due to the continued stress on the business and the uncertain debit card interchange provisions under the Financial Reform Act. We concluded that goodwill was impaired, and accordingly, recorded a non-cash, non-tax deductible goodwill impairment charge of $10.4 billion to reduce the carrying value of the goodwill in Card Services.

During the three months ended December 31, 2010, we performed a goodwill impairment test for the CRES reporting unit as it was likely that there was a decline in its fair value as a result of increased uncertainties, including existing and potential litigation exposure and other related risks, higher servicing costs including those related to loss mitigation, foreclosure related issues and the redeployment of centralized sales resources. We concluded that goodwill was impaired, and accordingly, recorded a non-cash, non-tax deductible goodwill impairment charge of $2.0 billion in CRES.
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
The provision for representations and warranties may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimated range of possible loss related to non-GSE representations and warranties exposure has been disclosed. For the GSE claims where we have established a representations and warranties liability as discussed in Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, an assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $850 million or decrease of approximately $800 million in the representations and warranties liability as of December 31, 2011. Viewed from the perspective of home prices, for each one percent change in home prices, the liability for representations and warranties on unsettled GSE originations is estimated to be impacted by $125 million based on projected collateral losses and defect rates. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

Bank of America 125

For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56, as well as Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements.
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
Consolidation and Accounting for Variable Interest Entities
In accordance with applicable accounting guidance, an entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. The Corporation is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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

126 Bank of America 2011

2010 Compared to 2009
The following discussion and analysis provides a comparison of our results of operations for 2010 and 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. Tables 7 and 8 contain financial data to supplement this discussion.
Overview
Net Income/Loss
Net loss totaled $2.2 billion in 2010 compared to net income of $6.3 billion in 2009. Including preferred stock dividends, the net loss applicable to common shareholders was $3.6 billion, or $(0.37) per diluted share. Those results compared to a net loss applicable to common shareholders of $2.2 billion, or $(0.29) per diluted share for 2009.
Net Interest Income
Net interest income on a FTE basis increased $4.3 billion to $52.7 billion for 2010 compared to 2009. The increase was due to the impact of deposit pricing and the adoption of new consolidation guidance which contributed $10.5 billion to net interest income in 2010. The increase was partially offset by lower commercial and consumer loan levels, the sale of First Republic in 2010 and lower rates on core assets and trading assets and liabilities, including derivative exposures. The net interest yield on a FTE basis increased 13 bps to 2.78 percent for 2010 compared to 2009 due to the factors described above.
Noninterest Income
Noninterest income decreased $13.8 billion to $58.7 billion in 2010 compared to 2009. Card income decreased $245 million due to the implementation of the CARD Act partially offset by the impact of the new consolidation guidance and higher interchange income. Service charges decreased $1.6 billion largely due to the impact of overdraft policy changes in conjunction with Regulation E, which became effective in the third quarter of 2010 and the impact of our overdraft policy changes implemented in late 2009. Equity investment income decreased $4.8 billion, as net gains on the sales of certain strategic investments during 2010 were less than gains in 2009 that included a $7.3 billion gain related to the sale of a portion of our investment in CCB. Trading account profits decreased $2.2 billion due to more favorable market conditions in 2009 and investor concerns regarding sovereign debt fears and regulatory uncertainty. DVA gains, net of hedges, on derivative liabilities of $262 million for 2010 compared to losses of $662 million for 2009. Mortgage banking income decreased $6.1 billion due to an increase of $4.9 billion in representations and warranties provision and lower volume and margins. Gains on sales of debt securities decreased $2.2 billion driven by a lower volume of sales of debt securities. The decrease also included the impact of losses in 2010 related to portfolio restructuring activities. Other income (loss) improved by $2.4 billion. 2009 included a net negative fair value adjustment related to our own credit of $4.9 billion on structured liabilities compared to a net positive adjustment of $18 million in 2010, and 2009 also included a $3.8 billion gain on the contribution of our merchant services business to a joint venture. Legacy asset write-downs included in other income (loss) were $1.7 billion in 2009 compared to net gains of $256 million in 2010. Impairment losses recognized in earnings on AFS debt securities decreased $1.9 billion reflecting lower impairment write-downs on non-agency RMBS and CDOs.
Provision for Credit Losses
The provision for credit losses decreased $20.1 billion to $28.4 billion for 2010 compared to 2009 due to improving portfolio trends across the consumer and commercial portfolios. Net charge-offs totaled $34.3 billion, or 3.60 percent of average loans and leases for 2010 compared to $33.7 billion, or 3.58 percent for 2009.
Noninterest Expense
Noninterest expense increased $16.4 billion to $83.1 billion for 2010 compared to 2009 largely due to goodwill impairment charges of $12.4 billion. The increase was also driven by a $3.6 billion increase in personnel costs reflecting the build out of several businesses, the recognition of expense on proportionally larger 2009 incentive deferrals and the U.K. payroll tax on certain year-end incentive payments, as well as a $1.6 billion increase in litigation costs. These increases were partially offset by a $901 million decline in merger and restructuring charges compared to 2009. Noninterest expense for 2009 included a special FDIC assessment of $724 million.
Income Tax Expense
Income tax expense was $915 million for 2010 compared to a benefit of $1.9 billion for 2009. The effective tax rate in 2010 was not meaningful due to the impact of non-deductible goodwill impairment charges of $12.4 billion. The effective tax rate for 2010 excluding goodwill impairment charges was 8.3 percent compared to (44.0) percent in 2009. The change in the effective tax rate from the prior year was primarily driven by an increase in pre-tax income excluding the non-deductible goodwill impairment charges. Also impacting the 2010 effective tax rate was a $392 million charge from a U.K. law change and a $1.7 billion tax benefit from the release of a portion of the deferred tax asset valuation allowance related to acquired capital loss carryforward tax benefits compared to $650 million in 2009.
Business Segment Operations
Deposits
Net income decreased $1.3 billion to $1.4 billion in 2010 due to a decline in revenue and higher noninterest expense. Net interest income increased $1.1 billion to $8.3 billion as a result of a customer shift to more liquid products and continued pricing discipline, partially offset by a lower net interest income allocation related to ALM activities. Noninterest income decreased $1.8 billion to $5.3 billion driven by the impact of overdraft policy changes in conjunction with Regulation E, which was effective in the third quarter of 2010, and our overdraft policy changes implemented in late 2009. Noninterest expense increased $1.5 billion to $11.2 billion as a higher proportion of banking center sales and service costs was aligned to Deposits from the other segments, and increased litigation expenses partially offset by a decrease in FDIC expenses as 2009 included a special assessment.

Bank of America 127

Card Services
Card Services recorded a net loss of $7.0 billion primarily due to a $10.4 billion goodwill impairment charge. Net interest income decreased $2.1 billion to $14.4 billion driven by a decrease in average loans and yields partially offset by lower funding costs. Noninterest income decreased $348 million to $7.9 billion driven by lower card income primarily due to the implementation of the CARD Act partially offset by higher interchange income during 2010 and the gain on the sale of our MasterCard position. The provision for credit losses improved $15.4 billion to $11.0 billion due to lower delinquencies and bankruptcies as a result of the improved economic environment, which resulted in a reduction in the allowance for credit losses in 2010 compared to an increase in 2009. Noninterest expense increased $9.8 billion to $16.4 billion primarily due to the goodwill impairment charge.
Consumer Real Estate Services
CRES net loss increased $5.1 billion to a net loss of $8.9 billion in 2010 primarily due to a $4.9 billion increase in representations and warranties provision and a $2.0 billion goodwill impairment charge, partially offset by a decline in the provision for credit losses driven by improving portfolio trends. Mortgage banking income declined driven by the increased representations and warranties provision and lower production volume reflecting a drop in the overall size of the mortgage market. The provision for credit losses decreased $2.8 billion to $8.5 billion driven by improving portfolio trends which led to lower reserve additions, including those associated with the Countrywide PCI home equity portfolio. Noninterest expense increased $3.4 billion to $14.9 billion due to the goodwill impairment charge, higher litigation expense and an increase in default-related servicing expense, partially offset by lower production expense and insurance losses.
Global Commercial Banking
Net income increased $1.0 billion to $3.2 billion in 2010. Net interest income remained relatively flat as growth in average deposits was offset by a lower net interest income allocation related to ALM activities. Noninterest income decreased $4.2 billion to $3.2 billion largely due to the 2009 gain of $3.8 billion related to the contribution of the merchant services business into a joint venture. The provision for credit losses decreased $5.8 billion to $2.0 billion driven by improvements from stabilizing values in the commercial real estate portfolio and improved borrower credit profiles in the U.S. commercial portfolio.
Global Banking & Markets
Net income decreased $1.4 billion to $6.3 billion in 2010 driven by lower sales and trading revenue due to more favorable market conditions in 2009, partially offset by credit valuation gains on derivative liabilities and gains on legacy assets compared to losses in 2009. Sales and trading revenue was $17.0 billion in 2010 compared to $17.6 billion in 2009 due to increased investor risk aversion and more favorable market conditions in 2009. Noninterest expense increased $2.3 billion to $17.5 billion driven by higher compensation costs as a result of the recognition of expense on a proportionally larger amount of prior year incentive deferrals and investments in infrastructure and personnel associated with further development of the business. Income tax expense was adversely affected by a charge related to the U.K. tax rate reduction impacting the carrying value of deferred tax assets.
Global Wealth & Investment Management
Net income decreased $329 million to $1.3 billion in 2010 driven by higher noninterest expense and the tax-related effect of the sale of the Columbia Management long-term asset management business partially offset by higher noninterest income and lower credit costs. Net interest income decreased $205 million to $5.7 billion as the positive impact of higher deposit levels was more than offset by lower revenue from corporate ALM activity. Noninterest income increased $708 million to $10.6 billion primarily due to higher asset management fees driven by stronger markets, continued long-term AUM flows and higher transactional activity. The provision for credit losses decreased $414 million to $646 million driven by improving portfolio trends and the recognition of a single large commercial charge-off in 2009. Noninterest expense increased $1.1 billion to $13.2 billion due primarily to higher revenue-related expenses, support costs and personnel costs associated with further investment in the business.
All Other
Net income increased $293 million to $1.5 billion in 2010. Net interest income decreased $1.9 billion to $3.7 billion driven by a $1.4 billion lower funding differential on certain securitizations and the impact of capital raises occurring throughout 2009 that were not allocated to the businesses. Noninterest income decreased $5.7 billion to $6.0 billion as the prior year included a $7.3 billion gain resulting from a sale of shares of CCB and an increase of $1.4 billion on net gains on the sale of debt securities. This was offset by net negative fair value adjustments related to our own credit of $4.9 billion on structured liabilities in 2009 compared to a net positive adjustment of $18 million in 2010 and higher valuation adjustments and gains on sales of select investments in GPI. Also, in 2010, we sold our investments in Itaú Unibanco and Santander resulting in a net gain of approximately $800 million, as well as the gains on CCB and BlackRock. The provision for credit losses decreased $4.9 billion to $6.3 billion due to improving portfolio trends in the residential mortgage portfolio partially offset by further deterioration in the Countrywide PCI discontinued real estate portfolio.

128 Bank of America 2011

Statistical Tables

Table I Average Balances and Interest Rates – FTE Basis

	2011			2010			2009
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$28,242	$366	1.29%	$27,419	$292	1.06%	$27,465	$334	1.22%
Federal funds sold and securities borrowed or purchased under agreements to resell	245,069	2,147	0.88	256,943	1,832	0.71	235,764	2,894	1.23
Trading account assets	187,340	6,142	3.28	213,745	7,050	3.30	217,048	8,236	3.79
Debt securities (2)	337,120	9,602	2.85	323,946	11,850	3.66	271,048	13,224	4.88
Loans and leases (3):
Residential mortgage (4)	265,546	11,096	4.18	245,727	11,736	4.78	249,335	13,535	5.43
Home equity	130,781	5,041	3.85	145,860	5,990	4.11	154,761	6,736	4.35
Discontinued real estate	14,730	501	3.40	13,830	527	3.81	17,340	1,082	6.24
U.S. credit card	105,478	10,808	10.25	117,962	12,644	10.72	52,378	5,666	10.82
Non-U.S. credit card	24,049	2,656	11.04	28,011	3,450	12.32	19,655	2,122	10.80
Direct/Indirect consumer (5)	90,163	3,716	4.12	96,649	4,753	4.92	99,993	6,016	6.02
Other consumer (6)	2,760	176	6.39	2,927	186	6.34	3,303	237	7.17
Total consumer	633,507	33,994	5.37	650,966	39,286	6.04	596,765	35,394	5.93
U.S. commercial	192,524	7,360	3.82	195,895	7,909	4.04	223,813	8,883	3.97
Commercial real estate (7)	44,406	1,522	3.43	59,947	2,000	3.34	73,349	2,372	3.23
Commercial lease financing	21,383	1,001	4.68	21,427	1,070	4.99	21,979	990	4.51
Non-U.S. commercial	46,276	1,382	2.99	30,096	1,091	3.62	32,899	1,406	4.27
Total commercial	304,589	11,265	3.70	307,365	12,070	3.93	352,040	13,651	3.88
Total loans and leases	938,096	45,259	4.82	958,331	51,356	5.36	948,805	49,045	5.17
Other earning assets	98,792	3,506	3.55	117,189	3,919	3.34	130,063	5,105	3.92
Total earning assets (8)	1,834,659	67,022	3.65	1,897,573	76,299	4.02	1,830,193	78,838	4.31
Cash and cash equivalents (1)	112,616	186		174,621	368		196,237	379
Other assets, less allowance for loan and lease losses	349,047			367,412			416,638
Total assets	$2,296,322			$2,439,606			$2,443,068
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$40,364	$100	0.25%	$36,649	$157	0.43%	$33,671	$215	0.64%
NOW and money market deposit accounts	470,519	1,060	0.23	441,589	1,405	0.32	358,712	1,557	0.43
Consumer CDs and IRAs	110,922	1,045	0.94	142,648	1,723	1.21	218,041	5,054	2.32
Negotiable CDs, public funds and other time deposits	17,227	120	0.70	17,683	226	1.28	37,796	473	1.25
Total U.S. interest-bearing deposits	639,032	2,325	0.36	638,569	3,511	0.55	648,220	7,299	1.13
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	20,563	138	0.67	18,102	144	0.80	18,688	145	0.78
Governments and official institutions	1,985	7	0.35	3,349	10	0.28	6,270	16	0.26
Time, savings and other	61,851	532	0.86	55,059	332	0.60	57,045	347	0.61
Total non-U.S. interest-bearing deposits	84,399	677	0.80	76,510	486	0.64	82,003	508	0.62
Total interest-bearing deposits	723,431	3,002	0.42	715,079	3,997	0.56	730,223	7,807	1.07
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	324,269	4,599	1.42	430,329	3,699	0.86	488,644	5,512	1.13
Trading account liabilities	84,689	2,212	2.61	91,669	2,571	2.80	72,207	2,075	2.87
Long-term debt	421,229	11,807	2.80	490,497	13,707	2.79	446,634	15,413	3.45
Total interest-bearing liabilities (8)	1,553,618	21,620	1.39	1,727,574	23,974	1.39	1,737,708	30,807	1.77
Noninterest-bearing sources:
Noninterest-bearing deposits	312,371			273,507			250,743
Other liabilities	201,238			205,290			209,972
Shareholders’ equity	229,095			233,235			244,645
Total liabilities and shareholders’ equity	$2,296,322			$2,439,606			$2,443,068
Net interest spread			2.26%			2.63%			2.54%
Impact of noninterest-bearing sources			0.21			0.13			0.08
Net interest income/yield on earning assets (1)		$45,402	2.47%		$52,325	2.76%		$48,031	2.62%

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

(4)	Includes non-U.S. residential mortgage loans of $91 million, $410 million and $622 million in 2011, 2010 and 2009, respectively.

(5)	Includes non-U.S. consumer loans of $8.5 billion, $7.9 billion and $8.0 billion in 2011, 2010 and 2009, respectively.

(6)
Includes consumer finance loans of $1.8 billion, $2.1 billion and $2.4 billion; other non-U.S. consumer loans of $878 million, $731 million and $657 million; and consumer overdrafts of $93 million, $111 million and $217 million in 2011, 2010 and 2009, respectively.

(7)
Includes U.S. commercial real estate loans of $42.1 billion, $57.3 billion and $70.7 billion; and non-U.S. commercial real estate loans of $2.3 billion, $2.7 billion and $2.7 billion in 2011, 2010 and 2009, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets $2.6 billion, $1.4 billion and $456 million in 2011, 2010 and 2009, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities $2.6 billion, $3.5 billion and $3.0 billion in 2011, 2010 and 2009, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 116.

Bank of America 129

Table II Analysis of Changes in Net Interest Income – FTE Basis

	From 2010 to 2011			From 2009 to 2010
	Due to Change in (1)			Due to Change in (1)
(Dollars in millions)	Volume	Rate	Net Change	Volume	Rate	Net Change
Increase (decrease) in interest income
Time deposits placed and other short-term investments (2)	$7	$67	$74	$1	$(43)	$(42)
Federal funds sold and securities borrowed or purchased under agreements to resell	(92)	407	315	266	(1,328)	(1,062)
Trading account assets	(868)	(40)	(908)	(135)	(1,051)	(1,186)
Debt securities	489	(2,737)	(2,248)	2,585	(3,959)	(1,374)
Loans and leases:
Residential mortgage	957	(1,597)	(640)	(192)	(1,607)	(1,799)
Home equity	(615)	(334)	(949)	(391)	(355)	(746)
Discontinued real estate	34	(60)	(26)	(219)	(336)	(555)
U.S. credit card	(1,337)	(499)	(1,836)	7,097	(119)	6,978
Non-U.S. credit card	(487)	(307)	(794)	903	425	1,328
Direct/Indirect consumer	(317)	(720)	(1,037)	(198)	(1,065)	(1,263)
Other consumer	(11)	1	(10)	(27)	(24)	(51)
Total consumer			(5,292)			3,892
U.S. commercial	(131)	(418)	(549)	(1,106)	132	(974)
Commercial real estate	(517)	39	(478)	(436)	64	(372)
Commercial lease financing	(3)	(66)	(69)	(24)	104	80
Non-U.S. commercial	584	(293)	291	(121)	(194)	(315)
Total commercial			(805)			(1,581)
Total loans and leases			(6,097)			2,311
Other earning assets	(619)	206	(413)	(511)	(675)	(1,186)
Total interest income			$(9,277)			$(2,539)
Increase (decrease) in interest expense
U.S. interest-bearing deposits:
Savings	$17	$(74)	$(57)	$20	$(78)	$(58)
NOW and money market deposit accounts	101	(446)	(345)	342	(494)	(152)
Consumer CDs and IRAs	(381)	(297)	(678)	(1,745)	(1,586)	(3,331)
Negotiable CDs, public funds and other time deposits	(5)	(101)	(106)	(252)	5	(247)
Total U.S. interest-bearing deposits			(1,186)			(3,788)
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	21	(27)	(6)	(4)	3	(1)
Governments and official institutions	(4)	1	(3)	(7)	1	(6)
Time, savings and other	39	161	200	(11)	(4)	(15)
Total non-U.S. interest-bearing deposits			191			(22)
Total interest-bearing deposits			(995)			(3,810)
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	(910)	1,810	900	(649)	(1,164)	(1,813)
Trading account liabilities	(200)	(159)	(359)	556	(60)	496
Long-term debt	(1,955)	55	(1,900)	1,509	(3,215)	(1,706)
Total interest expense			(2,354)			(6,833)
Net increase (decrease) in interest income (2)			$(6,923)			$4,294

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.

(2)
For this presentation, fees earned on overnight deposits placed with the Federal Reserve are included in the cash and cash equivalents line, consistent with the Corporation's Consolidated Balance Sheet presentation of these deposits. Net interest income in the table is calculated excluding these fees.

130 Bank of America 2011

Table III Preferred Stock Cash Dividend Summary (as of February 23, 2012)

	December 31, 2011
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	January 11, 2012	April 11, 2012	April 25, 2012	7.00%	$1.75
		November 18, 2011	January 11, 2012	January 25, 2012	7.00	1.75
		August 22, 2011	October 11, 2011	October 25, 2011	7.00	1.75
		May 11, 2011	July 11, 2011	July 25, 2011	7.00	1.75
		January 26, 2011	April 11, 2011	April 25, 2011	7.00	1.75
Series D (2)	$654	January 4, 2012	February 29, 2012	March 14, 2012	6.204%	$0.38775
		October 4, 2011	November 30, 2011	December 14, 2011	6.204	0.38775
		July 5, 2011	August 31, 2011	September 14, 2011	6.204	0.38775
		April 4, 2011	May 31, 2011	June 14, 2011	6.204	0.38775
		January 4, 2011	February 28, 2011	March 14, 2011	6.204	0.38775
Series E (2)	$340	January 4, 2012	January 31, 2012	February 15, 2012	Floating	$0.25556
		October 4, 2011	October 31, 2011	November 15, 2011	Floating	0.25556
		July 5, 2011	July 29, 2011	August 15, 2011	Floating	0.25556
		April 4, 2011	April 29, 2011	May 16, 2011	Floating	0.24722
		January 4, 2011	January 31, 2011	February 15, 2011	Floating	0.25556
Series H (2)	$2,862	January 4, 2012	January 15, 2012	February 1, 2012	8.20%	$0.51250
		October 4, 2011	October 15, 2011	November 1, 2011	8.20	0.51250
		July 5, 2011	July 15, 2011	August 1, 2011	8.20	0.51250
		April 4, 2011	April 15, 2011	May 2, 2011	8.20	0.51250
		January 4, 2011	January 15, 2011	February 1, 2011	8.20	0.51250
Series I (2)	$365	January 4, 2012	March 15, 2012	April 2, 2012	6.625%	$0.41406
		October 4, 2011	December 15, 2011	January 2, 2012	6.625	0.41406
		July 5, 2011	September 15, 2011	October 3, 2011	6.625	0.41406
		April 4, 2011	June 15, 2011	July 1, 2011	6.625	0.41406
		January 4, 2011	March 15, 2011	April 1, 2011	6.625	0.41406
Series J (2)	$951	January 4, 2012	January 15, 2012	February 1, 2012	7.25%	$0.45312
		October 4, 2011	October 15, 2011	November 1, 2011	7.25	0.45312
		July 5, 2011	July 15, 2011	August 1, 2011	7.25	0.45312
		April 4, 2011	April 15, 2011	May 2, 2011	7.25	0.45312
		January 4, 2011	January 15, 2011	February 1, 2011	7.25	0.45312
Series K (3, 4)	$1,544	January 4, 2012	January 15, 2012	January 30, 2012	Fixed-to-floating	$40.00
		July 5, 2011	July 15, 2011	August 1, 2011	Fixed-to-floating	40.00
		January 4, 2011	January 15, 2011	January 31, 2011	Fixed-to-floating	40.00
Series L	$3,080	December 16, 2011	January 1, 2012	January 30, 2012	7.25%	$18.125
		September 16, 2011	October 1, 2011	October 31, 2011	7.25	18.125
		June 17, 2011	July 1, 2011	August 1, 2011	7.25	18.125
		March 17, 2011	April 1, 2011	May 2, 2011	7.25	18.125
Series M (3, 4)	$1,310	October 4, 2011	October 31, 2011	November 15, 2011	Fixed-to-floating	$40.625
		April 4, 2011	April 30, 2011	May 16, 2011	Fixed-to-floating	40.625
Series T (1)	$5,000	December 16, 2011	December 26, 2011	January 10, 2012	6.00%	$1,500.00
		September 21, 2011	September 25, 2011	October 11, 2011	6.00	650.00

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

Bank of America 131

Table III Preferred Stock Cash Dividend Summary (as of February 23, 2012) (continued)

	December 31, 2011
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series 1 (5)	$109	January 4, 2012	February 15, 2012	February 28, 2012	Floating	$0.19167
		October 4, 2011	November 15, 2011	November 28, 2011	Floating	0.19167
		July 5, 2011	August 15, 2011	August 30, 2011	Floating	0.19167
		April 4, 2011	May 15, 2011	May 31, 2011	Floating	0.18542
		January 4, 2011	February 15, 2011	February 28, 2011	Floating	0.19167
Series 2 (5)	$363	January 4, 2012	February 15, 2012	February 28, 2012	Floating	$0.19167
		October 4, 2011	November 15, 2011	November 28, 2011	Floating	0.19167
		July 5, 2011	August 15, 2011	August 30, 2011	Floating	0.19167
		April 4, 2011	May 15, 2011	May 31, 2011	Floating	0.18542
		January 4, 2011	February 15, 2011	February 28, 2011	Floating	0.19167
Series 3 (5)	$653	January 4, 2012	February 15, 2012	February 28, 2012	6.375%	$0.39843
		October 4, 2011	November 15, 2011	November 28, 2011	6.375	0.39843
		July 5, 2011	August 15, 2011	August 29, 2011	6.375	0.39843
		April 4, 2011	May 15, 2011	May 31, 2011	6.375	0.39843
		January 4, 2011	February 15, 2011	February 28, 2011	6.375	0.39843
Series 4 (5)	$323	January 4, 2012	February 15, 2012	February 28, 2012	Floating	$0.25556
		October 4, 2011	November 15, 2011	November 28, 2011	Floating	0.25556
		July 5, 2011	August 15, 2011	August 30, 2011	Floating	0.25556
		April 4, 2011	May 15, 2011	May 31, 2011	Floating	0.24722
		January 4, 2011	February 15, 2011	February 28, 2011	Floating	0.25556
Series 5 (5)	$507	January 4, 2012	February 1, 2012	February 21, 2012	Floating	$0.25556
		October 4, 2011	November 1, 2011	November 21, 2011	Floating	0.25556
		July 5, 2011	August 1, 2011	August 22, 2011	Floating	0.25556
		April 4, 2011	May 1, 2011	May 23, 2011	Floating	0.24722
		January 4, 2011	February 1, 2011	February 22, 2011	Floating	0.25556
Series 6 (6)	$60	January 4, 2012	March 15, 2012	March 30, 2012	6.70%	$0.41875
		October 4, 2011	December 15, 2011	December 30, 2011	6.70	0.41875
		July 5, 2011	September 15, 2011	September 30, 2011	6.70	0.41875
		April 4, 2011	June 15, 2011	June 30, 2011	6.70	0.41875
		January 4, 2011	March 15, 2011	March 30, 2011	6.70	0.41875
Series 7 (6)	$17	January 4, 2012	March 15, 2012	March 30, 2012	6.25%	$0.39062
		October 4, 2011	December 15, 2011	December 30, 2011	6.25	0.39062
		July 5, 2011	September 15, 2011	September 30, 2011	6.25	0.39062
		April 4, 2011	June 15, 2011	June 30, 2011	6.25	0.39062
		January 4, 2011	March 15, 2011	March 30, 2011	6.25	0.39062
Series 8 (5)	$2,673	January 4, 2012	February 15, 2012	February 28, 2012	8.625%	$0.53906
		October 4, 2011	November 15, 2011	November 28, 2011	8.625	0.53906
		July 5, 2011	August 15, 2011	August 29, 2011	8.625	0.53906
		April 4, 2011	May 15, 2011	May 31, 2011	8.625	0.53906
		January 4, 2011	February 15, 2011	February 28, 2011	8.625	0.53906

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

132 Bank of America 2011

Table IV Outstanding Loans and Leases

	December 31
(Dollars in millions)	2011	2010 (1)	2009	2008	2007
Consumer
Residential mortgage (2)	$262,290	$257,973	$242,129	$248,063	$274,949
Home equity	124,699	137,981	149,126	152,483	114,820
Discontinued real estate (3)	11,095	13,108	14,854	19,981	n/a
U.S. credit card	102,291	113,785	49,453	64,128	65,774
Non-U.S. credit card	14,418	27,465	21,656	17,146	14,950
Direct/Indirect consumer (4)	89,713	90,308	97,236	83,436	76,538
Other consumer (5)	2,688	2,830	3,110	3,442	4,170
Total consumer loans	607,194	643,450	577,564	588,679	551,201
Consumer loans accounted for under the fair value option (6)	2,190	—	—	—	—
Total consumer	609,384	643,450	577,564	588,679	551,201
Commercial
U.S. commercial (7)	193,199	190,305	198,903	219,233	208,297
Commercial real estate (8)	39,596	49,393	69,447	64,701	61,298
Commercial lease financing	21,989	21,942	22,199	22,400	22,582
Non-U.S. commercial	55,418	32,029	27,079	31,020	28,376
Total commercial loans	310,202	293,669	317,628	337,354	320,553
Commercial loans accounted for under the fair value option (6)	6,614	3,321	4,936	5,413	4,590
Total commercial	316,816	296,990	322,564	342,767	325,143
Total loans and leases	$926,200	$940,440	$900,128	$931,446	$876,344

(1)	2011 and 2010 periods are presented in accordance with new consolidation guidance.

(2)
Includes non-U.S. residential mortgages of $85 million, $90 million and $552 million at December 31, 2011, 2010 and 2009, respectively. There were no material non-U.S. residential mortgage loans prior to January 1, 2009.

(3)
Includes $9.9 billion, $11.8 billion, $13.4 billion and $18.2 billion of pay option loans, and $1.2 billion, $1.3 billion, $1.5 billion and $1.8 billion of subprime loans at December 31, 2011, 2010, 2009 and 2008, respectively. We no longer originate these products.

(4)
Includes dealer financial services loans of $43.0 billion, $43.3 billion, $41.6 billion, $40.1 billion and $37.2 billion; consumer lending loans of $8.0 billion, $12.4 billion, $19.7 billion, $28.2 billion and $24.4 billion; U.S. securities-based lending margin loans of $23.6 billion, $16.6 billion, $12.9 billion, $0 and $0; student loans of $6.0 billion, $6.8 billion, $10.8 billion, $8.3 billion and $4.7 billion; non-U.S. consumer loans of $7.6 billion, $8.0 billion, $8.0 billion, $1.8 billion and $3.4 billion; and other consumer loans of $1.5 billion, $3.2 billion, $4.2 billion, $5.0 billion and $6.8 billion at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(5)
Includes consumer finance loans of $1.7 billion, $1.9 billion, $2.3 billion, $2.6 billion and $3.0 billion, other non-U.S. consumer loans of $929 million, $803 million, $709 million, $618 million and $829 million, and consumer overdrafts of $103 million, $88 million, $144 million, $211 million and $320 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(6)
Certain consumer loans are accounted for under the fair value option and include residential mortgage loans of $906 million and discontinued real estate loans of $1.3 billion at December 31, 2011. There were no consumer loans accounted for under the fair value option prior to 2011. Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $2.2 billion, $1.6 billion, $3.0 billion, $3.5 billion and $3.5 billion, commercial real estate loans of $0, $79 million, $90 million, $203 million and $304 million and non-U.S. commercial loans of $4.4 billion, $1.7 billion, $1.9 billion, $1.7 billion and $790 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(7)
Includes U.S. small business commercial loans, including card-related products, of $13.3 billion, $14.7 billion, $17.5 billion, $19.1 billion and $19.3 billion at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(8)
Includes U.S. commercial real estate loans of $37.8 billion, $46.9 billion, $66.5 billion, $63.7 billion and $60.2 billion, and non-U.S. commercial real estate loans of $1.8 billion, $2.5 billion, $3.0 billion, $979 million and $1.1 billion at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

n/a = not applicable

Bank of America 133

Table V Nonperforming Loans, Leases and Foreclosed Properties (1)

	December 31
(Dollars in millions)	2011	2010	2009	2008	2007
Consumer
Residential mortgage	$15,970	$17,691	$16,596	$7,057	$1,999
Home equity	2,453	2,694	3,804	2,637	1,340
Discontinued real estate	290	331	249	77	n/a
Direct/Indirect consumer	40	90	86	26	8
Other consumer	15	48	104	91	95
Total consumer (2)	18,768	20,854	20,839	9,888	3,442
Commercial
U.S. commercial	2,174	3,453	4,925	2,040	852
Commercial real estate	3,880	5,829	7,286	3,906	1,099
Commercial lease financing	26	117	115	56	33
Non-U.S. commercial	143	233	177	290	19
	6,223	9,632	12,503	6,292	2,003
U.S. small business commercial	114	204	200	205	152
Total commercial (3)	6,337	9,836	12,703	6,497	2,155
Total nonperforming loans and leases	25,105	30,690	33,542	16,385	5,597
Foreclosed properties	2,603	1,974	2,205	1,827	351
Total nonperforming loans, leases and foreclosed properties (4)	$27,708	$32,664	$35,747	$18,212	$5,948

(1)
Balances do not include PCI loans even though the customer may be contractually past due. Loans accounted for as PCI loans were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan. In addition, the fully insured loan portfolio is also excluded from nonperforming loans and foreclosed properties since the principal repayments are insured.

(2)
In 2011, $2.6 billion in interest income was estimated to be contractually due on consumer loans classified as nonperforming at December 31, 2011 provided that these loans had been paying according to their terms and conditions, including TDRs of which $15.7 billion were performing at December 31, 2011 and not included in the table above. Approximately $985 million of the estimated $2.6 billion in contractual interest was received and included in earnings for 2011.

(3)
In 2011, $379 million in interest income was estimated to be contractually due on commercial loans and leases classified as nonperforming at December 31, 2011 provided that these loans and leases had been paying according to their terms and conditions, including TDRs of which $1.8 billion were performing at December 31, 2011 and not included in the table above. Approximately $123 million of the estimated $379 million in contractual interest was received and included in earnings for 2011.

(4)
Balances do not include loans accounted for under the fair value option. At December 31, 2011, there were $786 million of loans accounted for under the fair value option that were 90 days or more past due and not accruing interest.

n/a = not applicable

Table VI Accruing Loans and Leases Past Due 90 Days or More (1)

	December 31
(Dollars in millions)	2011	2010	2009	2008	2007
Consumer
Residential mortgage (2)	$21,164	$16,768	$11,680	$372	$237
U.S. credit card	2,070	3,320	2,158	2,197	1,855
Non-U.S. credit card	342	599	515	368	272
Direct/Indirect consumer	746	1,058	1,488	1,370	745
Other consumer	2	2	3	4	4
Total consumer	24,324	21,747	15,844	4,311	3,113
Commercial
U.S. commercial	75	236	213	381	119
Commercial real estate	7	47	80	52	36
Commercial lease financing	14	18	32	23	25
Non-U.S. commercial	—	6	67	7	16
	96	307	392	463	196
U.S. small business commercial	216	325	624	640	427
Total commercial	312	632	1,016	1,103	623
Total accruing loans and leases past due 90 days or more (3)	$24,636	$22,379	$16,860	$5,414	$3,736

(1)
Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option as referenced in footnote 3.

(2)	Balances are fully-insured loans.

(3)
Balances do not include loans accounted for under the fair value option. At December 31, 2011 and 2010 there were no loans past due 90 days or more still accruing interest accounted for under the fair value option. At December 31, 2009, there was $87 million of loans past due 90 days or more and still accruing interest accounted for under the fair value option.

134 Bank of America 2011

Table VII Allowance for Credit Losses

(Dollars in millions)	2011	2010	2009	2008	2007
Allowance for loan and lease losses, January 1 (1)	$41,885	$47,988	$23,071	$11,588	$9,016
Loans and leases charged off
Residential mortgage	(4,195)	(3,779)	(4,436)	(964)	(78)
Home equity	(4,990)	(7,059)	(7,205)	(3,597)	(286)
Discontinued real estate	(106)	(77)	(104)	(19)	n/a
U.S. credit card	(8,114)	(13,818)	(6,753)	(4,469)	(3,410)
Non-U.S. credit card	(1,691)	(2,424)	(1,332)	(639)	(453)
Direct/Indirect consumer	(2,190)	(4,303)	(6,406)	(3,777)	(1,885)
Other consumer	(252)	(320)	(491)	(461)	(346)
Total consumer charge-offs	(21,538)	(31,780)	(26,727)	(13,926)	(6,458)
U.S. commercial (2)	(1,690)	(3,190)	(5,237)	(2,567)	(1,135)
Commercial real estate	(1,298)	(2,185)	(2,744)	(895)	(54)
Commercial lease financing	(61)	(96)	(217)	(79)	(55)
Non-U.S. commercial	(155)	(139)	(558)	(199)	(28)
Total commercial charge-offs	(3,204)	(5,610)	(8,756)	(3,740)	(1,272)
Total loans and leases charged off	(24,742)	(37,390)	(35,483)	(17,666)	(7,730)
Recoveries of loans and leases previously charged off
Residential mortgage	363	109	86	39	22
Home equity	517	278	155	101	12
Discontinued real estate	14	9	3	3	n/a
U.S. credit card	838	791	206	308	347
Non-U.S. credit card	522	217	93	88	74
Direct/Indirect consumer	714	967	943	663	512
Other consumer	50	59	63	62	68
Total consumer recoveries	3,018	2,430	1,549	1,264	1,035
U.S. commercial (3)	500	391	161	118	128
Commercial real estate	351	168	42	8	7
Commercial lease financing	37	39	22	19	53
Non-U.S. commercial	3	28	21	26	27
Total commercial recoveries	891	626	246	171	215
Total recoveries of loans and leases previously charged off	3,909	3,056	1,795	1,435	1,250
Net charge-offs	(20,833)	(34,334)	(33,688)	(16,231)	(6,480)
Provision for loan and lease losses	13,629	28,195	48,366	26,922	8,357
Other (4)	(898)	36	(549)	792	695
Allowance for loan and lease losses, December 31	33,783	41,885	37,200	23,071	11,588
Reserve for unfunded lending commitments, January 1	1,188	1,487	421	518	397
Provision for unfunded lending commitments	(219)	240	204	(97)	28
Other (5)	(255)	(539)	862	—	93
Reserve for unfunded lending commitments, December 31	714	1,188	1,487	421	518
Allowance for credit losses, December 31	$34,497	$43,073	$38,687	$23,492	$12,106

(1)	The 2010 balance includes $10.8 billion of allowance for loan and lease losses related to the adoption of new consolidation guidance.

(2)	Includes U.S. small business commercial charge-offs of $1.1 billion, $2.0 billion, $3.0 billion, $2.0 billion and $931 million in 2011, 2010, 2009, 2008 and 2007, respectively.

(3)	Includes U.S. small business commercial recoveries of $106 million, $107 million, $65 million, $39 million and $51 million in 2011, 2010, 2009, 2008 and 2007, respectively.

(4)
The 2011 amount includes a $449 million reserve reduction in the allowance for loan and lease losses related to Canadian consumer card loans that were transferred to LHFS. The 2009 amount includes a $750 million reduction in the allowance for loan and lease losses related to credit card loans of $8.5 billion which were exchanged for $7.8 billion in held-to-maturity debt securities that were issued by the Corporation’s U.S. Credit Card Securitization Trust and retained by the Corporation. The 2008 amount includes the $1.2 billion addition to the Countrywide allowance for loan losses as of July 1, 2008. The 2007 amount includes $750 million of additions to the allowance for loan losses for certain acquisitions.

(5)
The 2011 and 2010 amounts primarily represent accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions. The 2009 amount includes the remaining balance of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded positions. The 2007 amount includes a $124 million addition for reserve for unfunded lending commitments for a prior acquisition.

n/a = not applicable

Bank of America 135

Table VII Allowance for Credit Losses (continued)

(Dollars in millions)	2011	2010	2009	2008	2007
Loan and allowance ratios:
Loans and leases outstanding at December 31 (5)	$917,396	$937,119	$895,192	$926,033	$871,754
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)	3.68%	4.47%	4.16%	2.49%	1.33%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at December 31 (6)	4.88	5.40	4.81	2.83	1.23
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (7)	1.33	2.44	2.96	1.90	1.51
Average loans and leases outstanding (5)	$929,661	$954,278	$941,862	$905,944	$773,142
Net charge-offs as a percentage of average loans and leases outstanding (5)	2.24%	3.60%	3.58%	1.79%	0.84%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 8)	135	136	111	141	207
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.62	1.22	1.10	1.42	1.79
Amounts included in allowance for loan and lease losses that are excluded from nonperforming loans and leases at December 31 (9)	$17,490	$22,908	$17,690	$11,679	$6,520
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at December 31 (9)	65%	62%	58%	70%	91%
Loan and allowance ratios excluding purchased credit-impaired loans:
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)	2.86%	3.94%	3.88%	2.53%	n/a
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at December 31 (6)	3.68	4.66	4.43	2.91	n/a
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (7)	1.33	2.44	2.96	1.90	n/a
Net charge-offs as a percentage of average loans and leases outstanding (5)	2.32	3.73	3.71	1.83	n/a
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5, 8)	101	116	99	136	n/a
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	1.22	1.04	1.00	1.38	n/a

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $8.8 billion, $3.3 billion, $4.9 billion, $5.4 billion and $4.6 billion at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Average loans accounted for under the fair value option were $8.4 billion, $4.1 billion, $6.9 billion, $4.9 billion and $3.0 billion for 2011, 2010, 2009, 2008 and 2007, respectively.

(6)	Excludes consumer loans accounted for under the fair value option of $2.2 billion at December 31, 2011. There were no consumer loans accounted for under the fair value option prior to 2011.

(7)
Excludes commercial loans accounted for under the fair value option of $6.6 billion, $3.3 billion, $4.9 billion, $5.4 billion and $4.6 billion at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(8)	For more information on our definition of nonperforming loans, see pages 92 and 100.

(9)	Primarily includes amounts allocated to Card Services portfolios, PCI loans and the non-U.S. credit portfolio in All Other.
n/a = not applicable

136 Bank of America 2011

Table VIII Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2011		2010		2009		2008		2007
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$5,935	17.57%	$5,082	12.14%	$4,773	12.83%	$1,382	5.99%	$207	1.79%
Home equity	13,094	38.76	12,887	30.77	10,116	27.19	5,385	23.34	963	8.31
Discontinued real estate	2,050	6.07	1,283	3.06	867	2.33	658	2.85	n/a	n/a
U.S. credit card	6,322	18.71	10,876	25.97	6,017	16.18	3,947	17.11	2,919	25.19
Non-U.S. credit card	946	2.80	2,045	4.88	1,581	4.25	742	3.22	441	3.81
Direct/Indirect consumer	1,153	3.41	2,381	5.68	4,227	11.36	4,341	18.81	2,077	17.92
Other consumer	148	0.44	161	0.38	204	0.55	203	0.88	151	1.30
Total consumer	29,648	87.76	34,715	82.88	27,785	74.69	16,658	72.20	6,758	58.32
U.S. commercial (1)	2,441	7.23	3,576	8.54	5,152	13.85	4,339	18.81	3,194	27.56
Commercial real estate	1,349	3.99	3,137	7.49	3,567	9.59	1,465	6.35	1,083	9.35
Commercial lease financing	92	0.27	126	0.30	291	0.78	223	0.97	218	1.88
Non-U.S. commercial	253	0.75	331	0.79	405	1.09	386	1.67	335	2.89
Total commercial (2)	4,135	12.24	7,170	17.12	9,415	25.31	6,413	27.80	4,830	41.68
Allowance for loan and lease losses	33,783	100.00%	41,885	100.00%	37,200	100.00%	23,071	100.00%	11,588	100.00%
Reserve for unfunded lending commitments	714		1,188		1,487		421		518
Allowance for credit losses (3)	$34,497		$43,073		$38,687		$23,492		$12,106

(1)	Includes allowance for U.S. small business commercial loans of $893 million, $1.5 billion, $2.4 billion, $2.4 billion and $1.4 billion at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(2)
Includes allowance for loan and lease losses for impaired commercial loans of $545 million, $1.1 billion, $1.2 billion, $691 million and $123 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(3)
Includes $8.5 billion, $6.4 billion, $3.9 billion and $750 million of valuation reserves presented with the allowance for credit losses related to PCI loans at December 31, 2011, 2010, 2009 and 2008, respectively.

n/a = not applicable

Table IX Selected Loan Maturity Data (1, 2)

	December 31, 2011
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
U.S. commercial	$57,572	$94,860	$42,955	$195,387
U.S. commercial real estate	14,073	19,164	4,533	37,770
Non-U.S. and other (3)	53,636	8,257	707	62,600
Total selected loans	$125,281	$122,281	$48,195	$295,757
Percent of total	42%	41%	17%	100%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$11,480	$24,553
Floating or adjustable interest rates		110,801	23,642
Total		$122,281	$48,195

(1)	Loan maturities are based on the remaining maturities under contractual terms.

(2)	Includes loans accounted for under the fair value option.

(3)	Includes other consumer, commercial real estate and non-U.S. commercial loans.

Bank of America 137

Table X Non-exchange Traded Commodity Contracts

	December 31, 2011
(Dollars in millions)	Asset Positions	Liability Positions
Net fair value of contracts outstanding, January 1, 2011	$4,773	$4,677
Effects of legally enforceable master netting agreements	10,756	10,756
Gross fair value of contracts outstanding, January 1, 2011	15,529	15,433
Contracts realized or otherwise settled	(9,976)	(10,300)
Fair value of new contracts	5,770	5,907
Other changes in fair value	2,584	1,944
Gross fair value of contracts outstanding, December 31, 2011	13,907	12,984
Effects of legally enforceable master netting agreements	(8,399)	(8,399)
Net fair value of contracts outstanding, December 31, 2011	$5,508	$4,585

Table XI Non-exchange Traded Commodity Contract Maturities

	December 31, 2011
(Dollars in millions)	Asset Positions	Liability Positions
Less than one year	$9,052	$8,219
Greater than or equal to one year and less than three years	2,624	2,723
Greater than or equal to three years and less than five years	861	900
Greater than or equal to five years	1,370	1,142
Gross fair value of contracts outstanding	13,907	12,984
Effects of legally enforceable master netting agreements	(8,399)	(8,399)
Net fair value of contracts outstanding	$5,508	$4,585

138 Bank of America 2011

Table XII Selected Quarterly Financial Data

	2011 Quarters				2010 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$10,701	$10,490	$11,246	$12,179	$12,439	$12,435	$12,900	$13,749
Noninterest income	14,187	17,963	1,990	14,698	9,959	14,265	16,253	18,220
Total revenue, net of interest expense	24,888	28,453	13,236	26,877	22,398	26,700	29,153	31,969
Provision for credit losses	2,934	3,407	3,255	3,814	5,129	5,396	8,105	9,805
Goodwill impairment	581	—	2,603	—	2,000	10,400	—	—
Merger and restructuring charges	101	176	159	202	370	421	508	521
All other noninterest expense (1)	18,840	17,437	20,094	20,081	18,494	16,395	16,745	17,254
Income (loss) before income taxes	2,432	7,433	(12,875)	2,780	(3,595)	(5,912)	3,795	4,389
Income tax expense (benefit)	441	1,201	(4,049)	731	(2,351)	1,387	672	1,207
Net income (loss)	1,991	6,232	(8,826)	2,049	(1,244)	(7,299)	3,123	3,182
Net income (loss) applicable to common shareholders	1,584	5,889	(9,127)	1,739	(1,565)	(7,647)	2,783	2,834
Average common shares issued and outstanding	10,281	10,116	10,095	10,076	10,037	9,976	9,957	9,177
Average diluted common shares issued and outstanding (2)	11,125	10,464	10,095	10,181	10,037	9,976	10,030	10,005
Performance ratios
Return on average assets	0.36%	1.07%	n/m	0.36%	n/m	n/m	0.50%	0.51%
Four quarter trailing return on average assets (3)	0.06	n/m	n/m	n/m	n/m	n/m	0.21	0.21
Return on average common shareholders’ equity	3.00	11.40	n/m	3.29	n/m	n/m	5.18	5.73
Return on average tangible common shareholders’ equity (4)	4.72	18.30	n/m	5.28	n/m	n/m	9.19	9.79
Return on average tangible shareholders’ equity (4)	5.20	17.03	n/m	5.54	n/m	n/m	8.98	9.55
Total ending equity to total ending assets	10.81	10.37	9.83%	10.15	10.08%	9.85%	9.85	9.80
Total average equity to total average assets	10.34	9.66	10.05	9.87	9.94	9.83	9.36	9.14
Dividend payout	6.60	1.73	n/m	6.06	n/m	n/m	3.63	3.57
Per common share data
Earnings (loss)	$0.15	$0.58	$(0.90)	$0.17	$(0.16)	$(0.77)	$0.28	$0.28
Diluted earnings (loss) (2)	0.15	0.56	(0.90)	0.17	(0.16)	(0.77)	0.27	0.28
Dividends paid	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Book value	20.09	20.80	20.29	21.15	20.99	21.17	21.45	21.12
Tangible book value (4)	12.95	13.22	12.65	13.21	12.98	12.91	12.14	11.70
Market price per share of common stock
Closing	$5.56	$6.12	$10.96	$13.33	$13.34	$13.10	$14.37	$17.85
High closing	7.35	11.09	13.72	15.25	13.56	15.67	19.48	18.04
Low closing	4.99	6.06	10.50	13.33	10.95	12.32	14.37	14.45
Market capitalization	$58,580	$62,023	$111,060	$135,057	$134,536	$131,442	$144,174	$179,071
Average balance sheet
Total loans and leases	$932,898	$942,032	$938,513	$938,966	$940,614	$934,860	$967,054	$991,615
Total assets	2,207,567	2,301,454	2,339,110	2,338,538	2,370,258	2,379,397	2,494,432	2,516,590
Total deposits	1,032,531	1,051,320	1,035,944	1,023,140	1,007,738	973,846	991,615	981,015
Long-term debt	389,557	420,273	435,144	440,511	465,875	485,588	497,469	513,634
Common shareholders’ equity	209,324	204,928	218,505	214,206	218,728	215,911	215,468	200,380
Total shareholders’ equity	228,235	222,410	235,067	230,769	235,525	233,978	233,461	229,891
Asset quality (5)
Allowance for credit losses (6)	$34,497	$35,872	$38,209	$40,804	$43,073	$44,875	$46,668	$48,356
Nonperforming loans, leases and foreclosed properties (7)	27,708	29,059	30,058	31,643	32,664	34,556	35,598	35,925
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (7)	3.68%	3.81%	4.00%	4.29%	4.47%	4.69%	4.75%	4.82%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (7)	135	133	135	135	136	135	137	139
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the purchased credit-impaired loan portfolio (6)	101	101	105	108	116	118	121	124
Amounts included in allowance that are excluded from nonperforming loans (8)	$17,490	$18,317	$19,935	$22,110	$22,908	$23,661	$24,338	$26,199
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (8)	65%	63%	63%	60%	62%	62%	63%	61%
Net charge-offs	$4,054	$5,086	$5,665	$6,028	$6,783	$7,197	$9,557	$10,797
Annualized net charge-offs as a percentage of average loans and leases outstanding (7)	1.74%	2.17%	2.44%	2.61%	2.87%	3.07%	3.98%	4.44%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (7)	2.74	2.87	2.96	3.19	3.27	3.47	3.48	3.46
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (7)	3.01	3.15	3.22	3.40	3.48	3.71	3.73	3.69
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	2.10	1.74	1.64	1.63	1.56	1.53	1.18	1.07
Capital ratios (period end)
Risk-based capital:
Tier 1 common	9.86%	8.65%	8.23%	8.64%	8.60%	8.45%	8.01%	7.60%
Tier 1	12.40	11.48	11.00	11.32	11.24	11.16	10.67	10.23
Total	16.75	15.86	15.65	15.98	15.77	15.65	14.77	14.47
Tier 1 leverage	7.53	7.11	6.86	7.25	7.21	7.21	6.68	6.44
Tangible equity (4)	7.54	7.16	6.63	6.85	6.75	6.54	6.14	6.02
Tangible common equity (4)	6.64	6.25	5.87	6.10	5.99	5.74	5.35	5.22

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)
Due to a net loss applicable to common shareholders for the second quarter of 2011 and the fourth and third quarters of 2010, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)	Calculated as total net income for four consecutive quarters divided by average assets for the period.

(4)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 38 and Table XVII.

(5)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 81 and Commercial Portfolio Credit Risk Management on page 94.

(6)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(7)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions on nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 92 and corresponding Table 36, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 100 and corresponding Table 45.

(8)	Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to Card Services portfolio, PCI loans and the non-U.S. credit card portfolio in All Other.
n/m = not meaningful

Bank of America 139

Table XIII Quarterly Average Balances and Interest Rates – FTE Basis

	Fourth Quarter 2011			Third Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$27,688	$85	1.19%	$26,743	$87	1.31%
Federal funds sold and securities borrowed or purchased under agreements to resell	237,453	449	0.75	256,143	584	0.90
Trading account assets	161,848	1,354	3.33	180,438	1,543	3.40
Debt securities (2)	332,990	2,245	2.69	344,327	1,744	2.02
Loans and leases (3):
Residential mortgage (4)	266,144	2,596	3.90	268,494	2,856	4.25
Home equity	126,251	1,207	3.80	129,125	1,238	3.81
Discontinued real estate	14,073	128	3.65	15,923	134	3.36
U.S. credit card	102,241	2,603	10.10	103,671	2,650	10.14
Non-U.S. credit card	15,981	420	10.41	25,434	697	10.88
Direct/Indirect consumer (5)	90,861	863	3.77	90,280	915	4.02
Other consumer (6)	2,751	41	6.14	2,795	43	6.07
Total consumer	618,302	7,858	5.06	635,722	8,533	5.34
U.S. commercial	196,778	1,798	3.63	191,439	1,809	3.75
Commercial real estate (7)	40,673	343	3.34	42,931	360	3.33
Commercial lease financing	21,278	204	3.84	21,342	240	4.51
Non-U.S. commercial	55,867	395	2.80	50,598	349	2.73
Total commercial	314,596	2,740	3.46	306,310	2,758	3.58
Total loans and leases	932,898	10,598	4.52	942,032	11,291	4.77
Other earning assets	91,109	904	3.95	91,452	814	3.54
Total earning assets (8)	1,783,986	15,635	3.49	1,841,135	16,063	3.47
Cash and cash equivalents (1)	94,287	36		102,573	38
Other assets, less allowance for loan and lease losses	329,294			357,746
Total assets	$2,207,567			$2,301,454
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$39,609	$16	0.16%	$41,256	$21	0.19%
NOW and money market deposit accounts	454,249	192	0.17	473,391	248	0.21
Consumer CDs and IRAs	103,488	220	0.84	108,359	244	0.89
Negotiable CDs, public funds and other time deposits	22,413	34	0.60	18,547	5	0.12
Total U.S. interest-bearing deposits	619,759	462	0.30	641,553	518	0.32
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	20,454	29	0.55	21,037	34	0.65
Governments and official institutions	1,466	1	0.36	2,043	2	0.32
Time, savings and other	57,814	124	0.85	64,271	150	0.93
Total non-U.S. interest-bearing deposits	79,734	154	0.77	87,351	186	0.85
Total interest-bearing deposits	699,493	616	0.35	728,904	704	0.38
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	284,766	921	1.28	303,234	1,152	1.51
Trading account liabilities	70,999	411	2.29	87,841	547	2.47
Long-term debt	389,557	2,764	2.80	420,273	2,959	2.82
Total interest-bearing liabilities (8)	1,444,815	4,712	1.29	1,540,252	5,362	1.39
Noninterest-bearing sources:
Noninterest-bearing deposits	333,038			322,416
Other liabilities	201,479			216,376
Shareholders’ equity	228,235			222,410
Total liabilities and shareholders’ equity	$2,207,567			$2,301,454
Net interest spread			2.20%			2.08%
Impact of noninterest-bearing sources			0.24			0.23
Net interest income/yield on earning assets (1)		$10,923	2.44%		$10,701	2.31%

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

(4)
Includes non-U.S. residential mortgage loans of $88 million, $91 million, $94 million and $92 million in the fourth, third, second and first quarters of 2011, and $96 million in the fourth quarter of 2010, respectively.

(5)
Includes non-U.S. consumer loans of $8.4 billion, $8.6 billion, $8.7 billion and $8.2 billion in the fourth, third, second and first quarters of 2011, and $7.9 billion in the fourth quarter of 2010, respectively.

(6)
Includes consumer finance loans of $1.7 billion, $1.8 billion, $1.8 billion and $1.9 billion in the fourth, third, second and first quarters of 2011, and $2.0 billion in the fourth quarter of 2010, respectively; other non-U.S. consumer loans of $959 million, $932 million, $840 million and $777 million in the fourth, third, second and first quarters of 2011, and $791 million in the fourth quarter of 2010, respectively; and consumer overdrafts of $107 million, $107 million, $79 million and $76 million in the fourth, third, second and first quarters of 2011, and $34 million in the fourth quarter of 2010, respectively.

(7)
Includes U.S. commercial real estate loans of $38.7 billion, $40.7 billion, $43.4 billion and $45.7 billion in the fourth, third, second and first quarters of 2011, and $49.0 billion in the fourth quarter of 2010, respectively; and non-U.S. commercial real estate loans of $1.9 billion, $2.2 billion, $2.3 billion and $2.7 billion in the fourth, third, second and first quarters of 2011, and $2.6 billion in the fourth quarter of 2010, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $427 million, $1.0 billion, $739 million and $388 million in the fourth, third, second and first quarters of 2011, and $29 million in the fourth quarter of 2010, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $763 million, $631 million, $625 million and $621 million in the fourth, third, second and first quarters of 2011, and $672 million in the fourth quarter of 2010, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 116.

140 Bank of America 2011

Table XIII Quarterly Average Balances and Interest Rates – FTE Basis (continued)

	Second Quarter 2011			First Quarter 2011			Fourth Quarter 2010
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$27,298	$106	1.56%	$31,294	$88	1.14%	$28,141	$75	1.07%
Federal funds sold and securities borrowed or purchased under agreements to resell	259,069	597	0.92	227,379	517	0.92	243,589	486	0.79
Trading account assets	186,760	1,576	3.38	221,041	1,669	3.05	216,003	1,710	3.15
Debt securities (2)	335,269	2,696	3.22	335,847	2,917	3.49	341,867	3,065	3.58
Loans and leases (3):
Residential mortgage (4)	265,420	2,763	4.16	262,049	2,881	4.40	254,051	2,857	4.50
Home equity	131,786	1,261	3.83	136,089	1,335	3.96	139,772	1,410	4.01
Discontinued real estate	15,997	129	3.22	12,899	110	3.42	13,297	118	3.57
U.S. credit card	106,164	2,718	10.27	109,941	2,837	10.47	112,673	3,040	10.70
Non-U.S. credit card	27,259	760	11.18	27,633	779	11.43	27,457	815	11.77
Direct/Indirect consumer (5)	89,403	945	4.24	90,097	993	4.47	91,549	1,088	4.72
Other consumer (6)	2,745	47	6.76	2,753	45	6.58	2,796	45	6.32
Total consumer	638,774	8,623	5.41	641,461	8,980	5.65	641,595	9,373	5.81
U.S. commercial	190,479	1,827	3.85	191,353	1,926	4.08	193,608	1,894	3.88
Commercial real estate (7)	45,762	382	3.35	48,359	437	3.66	51,617	432	3.32
Commercial lease financing	21,284	235	4.41	21,634	322	5.95	21,363	250	4.69
Non-U.S. commercial	42,214	339	3.22	36,159	299	3.35	32,431	289	3.53
Total commercial	299,739	2,783	3.72	297,505	2,984	4.06	299,019	2,865	3.81
Total loans and leases	938,513	11,406	4.87	938,966	11,964	5.14	940,614	12,238	5.18
Other earning assets	97,616	866	3.56	115,336	922	3.24	113,325	923	3.23
Total earning assets (8)	1,844,525	17,247	3.75	1,869,863	18,077	3.92	1,883,539	18,497	3.90
Cash and cash equivalents (1)	115,956	49		138,241	63		136,967	63
Other assets, less allowance for loan and lease losses	378,629			330,434			349,752
Total assets	$2,339,110			$2,338,538			$2,370,258
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,668	$31	0.30%	$38,905	$32	0.34%	$37,145	$35	0.36%
NOW and money market deposit accounts	478,690	304	0.25	475,954	316	0.27	464,531	333	0.28
Consumer CDs and IRAs	113,728	281	0.99	118,306	300	1.03	124,855	338	1.07
Negotiable CDs, public funds and other time deposits	13,842	42	1.22	13,995	39	1.11	16,334	47	1.16
Total U.S. interest-bearing deposits	647,928	658	0.41	647,160	687	0.43	642,865	753	0.46
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	19,234	37	0.77	21,534	38	0.72	16,827	38	0.91
Governments and official institutions	2,131	2	0.38	2,307	2	0.35	1,560	2	0.42
Time, savings and other	64,889	146	0.90	60,432	112	0.76	58,746	101	0.69
Total non-U.S. interest-bearing deposits	86,254	185	0.86	84,273	152	0.73	77,133	141	0.73
Total interest-bearing deposits	734,182	843	0.46	731,433	839	0.46	719,998	894	0.49
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	338,692	1,342	1.59	371,573	1,184	1.29	369,738	1,142	1.23
Trading account liabilities	96,108	627	2.62	83,914	627	3.03	81,313	561	2.74
Long-term debt	435,144	2,991	2.75	440,511	3,093	2.84	465,875	3,254	2.78
Total interest-bearing liabilities (8)	1,604,126	5,803	1.45	1,627,431	5,743	1.43	1,636,924	5,851	1.42
Noninterest-bearing sources:
Noninterest-bearing deposits	301,762			291,707			287,740
Other liabilities	198,155			188,631			210,069
Shareholders’ equity	235,067			230,769			235,525
Total liabilities and shareholders’ equity	$2,339,110			$2,338,538			$2,370,258
Net interest spread			2.30%			2.49%			2.48%
Impact of noninterest-bearing sources			0.19			0.17			0.18
Net interest income/yield on earning assets (1)		$11,444	2.49%		$12,334	2.66%		$12,646	2.66%
For footnotes see page 140.

Bank of America 141

Table XIV Quarterly Supplemental Financial Data (1)

	2011 Quarters				2010 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Fully taxable-equivalent basis data
Net interest income	$10,959	$10,739	$11,493	$12,397	$12,709	$12,717	$13,197	$14,070
Total revenue, net of interest expense	25,146	28,702	13,483	27,095	22,668	26,982	29,450	32,290
Net interest yield (2)	2.45%	2.32%	2.50%	2.67%	2.69%	2.72%	2.77%	2.93%
Efficiency ratio	77.64	61.37	n/m	74.86	92.04	100.87	58.58	55.05
Performance ratios, excluding goodwill impairment charges (3)
Per common share information
Earnings (loss)	$0.21		$(0.65)		$0.04	$0.27
Diluted earnings (loss)	0.20		(0.65)		0.04	0.27
Efficiency ratio	75.33%		n/m		83.22%	62.33%
Return on average assets	0.46		n/m		0.13	0.52
Four quarter trailing return on average assets (4)	0.20		n/m		0.42	0.38
Return on average common shareholders’ equity	4.10		n/m		0.79	5.06
Return on average tangible common shareholders’ equity	6.46		n/m		1.27	8.67
Return on average tangible shareholders’ equity	6.72		n/m		1.96	8.54

(1)
Supplemental financial data on a FTE basis and performance measures and ratios excluding the impact of goodwill impairment charges are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these performance measures and ratios, see Supplemental Financial Data on page 38 and for corresponding reconciliations to GAAP financial measures, see Table XVII.

(2)
Calculation includes fees earned on overnight deposits placed with the Federal Reserve of $36 million, $38 million, $49 million and $63 million for the fourth, third, second and first quarters of 2011, and $63 million, $107 million, $106 million and $92 million for the fourth, third, second and first quarters of 2010, respectively.

(3)
Performance ratios are calculated excluding the impact of the goodwill impairment charges of $581 million and $2.6 billion recorded during the fourth and second quarters of 2011 and $2.0 billion and $10.4 billion recorded during the fourth and third quarters of 2010, respectively.

(4)	Calculated as total net income for four consecutive quarters divided by average assets for the period.
n/m = not meaningful

142 Bank of America 2011

Table XV Five Year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, except per share information)	2011	2010	2009	2008	2007
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$44,616	$51,523	$47,109	$45,360	$34,441
Fully taxable-equivalent adjustment	972	1,170	1,301	1,194	1,749
Net interest income on a fully taxable-equivalent basis	$45,588	$52,693	$48,410	$46,554	$36,190
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$93,454	$110,220	$119,643	$72,782	$66,833
Fully taxable-equivalent adjustment	972	1,170	1,301	1,194	1,749
Total revenue, net of interest expense on a fully taxable-equivalent basis	$94,426	$111,390	$120,944	$73,976	$68,582
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$80,274	$83,108	$66,713	$41,529	$37,524
Goodwill impairment charges	(3,184)	(12,400)	—	—	—
Total noninterest expense, excluding goodwill impairment charges	$77,090	$70,708	$66,713	$41,529	$37,524
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$(1,676)	$915	$(1,916)	$420	$5,942
Fully taxable-equivalent adjustment	972	1,170	1,301	1,194	1,749
Income tax expense (benefit) on a fully taxable-equivalent basis	$(704)	$2,085	$(615)	$1,614	$7,691
Reconciliation of net income (loss) to net income, excluding goodwill impairment charges
Net income (loss)	$1,446	$(2,238)	$6,276	$4,008	$14,982
Goodwill impairment charges	3,184	12,400	—	—	—
Net income, excluding goodwill impairment charges	$4,630	$10,162	$6,276	$4,008	$14,982
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$85	$(3,595)	$(2,204)	$2,556	$14,800
Goodwill impairment charges	3,184	12,400	—	—	—
Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$3,269	$8,805	$(2,204)	$2,556	$14,800
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$211,709	$212,686	$182,288	$141,638	$133,555
Common Equivalent Securities	—	2,900	1,213	—	—
Goodwill	(72,334)	(82,600)	(86,034)	(79,827)	(69,333)
Intangible assets (excluding MSRs)	(9,180)	(10,985)	(12,220)	(9,502)	(9,566)
Related deferred tax liabilities	2,898	3,306	3,831	1,782	1,845
Tangible common shareholders’ equity	$133,093	$125,307	$89,078	$54,091	$56,501
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$229,095	$233,235	$244,645	$164,831	$136,662
Goodwill	(72,334)	(82,600)	(86,034)	(79,827)	(69,333)
Intangible assets (excluding MSRs)	(9,180)	(10,985)	(12,220)	(9,502)	(9,566)
Related deferred tax liabilities	2,898	3,306	3,831	1,782	1,845
Tangible shareholders’ equity	$150,479	$142,956	$150,222	$77,284	$59,608
Reconciliation of year-end common shareholders’ equity to year-end tangible common shareholders’ equity
Common shareholders’ equity	$211,704	$211,686	$194,236	$139,351	$142,394
Common Equivalent Securities	—	—	19,244	—	—
Goodwill	(69,967)	(73,861)	(86,314)	(81,934)	(77,530)
Intangible assets (excluding MSRs)	(8,021)	(9,923)	(12,026)	(8,535)	(10,296)
Related deferred tax liabilities	2,702	3,036	3,498	1,854	1,855
Tangible common shareholders’ equity	$136,418	$130,938	$118,638	$50,736	$56,423
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity
Shareholders’ equity	$230,101	$228,248	$231,444	$177,052	$146,803
Goodwill	(69,967)	(73,861)	(86,314)	(81,934)	(77,530)
Intangible assets (excluding MSRs)	(8,021)	(9,923)	(12,026)	(8,535)	(10,296)
Related deferred tax liabilities	2,702	3,036	3,498	1,854	1,855
Tangible shareholders’ equity	$154,815	$147,500	$136,602	$88,437	$60,832
Reconciliation of year-end assets to year-end tangible assets
Assets	$2,129,046	$2,264,909	$2,230,232	$1,817,943	$1,715,746
Goodwill	(69,967)	(73,861)	(86,314)	(81,934)	(77,530)
Intangible assets (excluding MSRs)	(8,021)	(9,923)	(12,026)	(8,535)	(10,296)
Related deferred tax liabilities	2,702	3,036	3,498	1,854	1,855
Tangible assets	$2,053,760	$2,184,161	$2,135,390	$1,729,328	$1,629,775
Reconciliation of year-end common shares outstanding to year-end tangible common shares outstanding
Common shares outstanding	10,535,938	10,085,155	8,650,244	5,017,436	4,437,885
Assumed conversion of common equivalent shares (2)	—	—	1,286,000	—	—
Tangible common shares outstanding	10,535,938	10,085,155	9,936,244	5,017,436	4,437,885

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate non-GAAP financial measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 38.

(2)	On February 24, 2010, the common equivalent shares converted into common shares.

Bank of America 143

Table XVI Two Year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions)	2011	2010
Deposits
Reported net income	$1,192	$1,362
Adjustment related to intangibles (2)	3	10
Adjusted net income	$1,195	$1,372

Average allocated equity	$23,735	$24,222
Adjustment related to goodwill and a percentage of intangibles	(17,949)	(17,975)
Average economic capital	$5,786	$6,247

Card Services
Reported net income (loss)	$5,788	$(6,980)
Adjustment related to intangibles (2)	17	70
Goodwill impairment charge	—	10,400
Adjusted net income	$5,805	$3,490

Average allocated equity	$21,128	$32,418
Adjustment related to goodwill and a percentage of intangibles	(10,589)	(17,644)
Average economic capital	$10,539	$14,774

Consumer Real Estate Services
Reported net loss	$(19,529)	$(8,947)
Adjustment related to intangibles (2)	—	3
Goodwill impairment charges	2,603	2,000
Adjusted net loss	$(16,926)	$(6,944)

Average allocated equity	$16,202	$26,016
Adjustment related to goodwill and a percentage of intangibles (excluding MSRs)	(1,350)	(4,802)
Average economic capital	$14,852	$21,214

Global Commercial Bank
Reported net income	$4,402	$3,218
Adjustment related to intangibles (2)	2	5
Adjusted net income	$4,404	$3,223

Average allocated equity	$40,867	$43,590
Adjustment related to goodwill and a percentage of intangibles	(20,695)	(20,684)
Average economic capital	$20,172	$22,906

Global Banking and Markets
Reported net income	$2,967	$6,297
Adjustment related to intangibles (2)	17	19
Adjusted net income	$2,984	$6,316

Average allocated equity	$37,233	$50,037
Adjustment related to goodwill and a percentage of intangibles	(10,650)	(10,106)
Average economic capital	$26,583	$39,931

Global Wealth and Investment Management
Reported net income	$1,635	$1,340
Adjustment related to intangibles (2)	30	86
Adjusted net income	$1,665	$1,426

Average allocated equity	$17,802	$18,068
Adjustment related to goodwill and a percentage of intangibles	(10,696)	(10,778)
Average economic capital	$7,106	$7,290

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate non-GAAP financial measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 38.

(2)	Represents cost of funds, earnings credit and certain expenses related to intangibles.

144 Bank of America 2011

Table XVII Quarterly Reconciliations to GAAP Financial Measures (1)

	2011 Quarters				2010 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,701	$10,490	$11,246	$12,179	$12,439	$12,435	$12,900	$13,749
Fully taxable-equivalent adjustment	258	249	247	218	270	282	297	321
Net interest income on a fully taxable-equivalent basis	$10,959	$10,739	$11,493	$12,397	$12,709	$12,717	$13,197	$14,070
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$24,888	$28,453	$13,236	$26,877	$22,398	$26,700	$29,153	$31,969
Fully taxable-equivalent adjustment	258	249	247	218	270	282	297	321
Total revenue, net of interest expense on a fully taxable-equivalent basis	$25,146	$28,702	$13,483	$27,095	$22,668	$26,982	$29,450	$32,290
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$19,522	$17,613	$22,856	$20,283	$20,864	$27,216	$17,253	$17,775
Goodwill impairment charges	(581)	—	(2,603)	—	(2,000)	(10,400)	—	—
Total noninterest expense, excluding goodwill impairment charges	$18,941	$17,613	$20,253	$20,283	$18,864	$16,816	$17,253	$17,775
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$441	$1,201	$(4,049)	$731	$(2,351)	$1,387	$672	$1,207
Fully taxable-equivalent adjustment	258	249	247	218	270	282	297	321
Income tax expense (benefit) on a fully taxable-equivalent basis	$699	$1,450	$(3,802)	$949	$(2,081)	$1,669	$969	$1,528
Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charges
Net income (loss)	$1,991	$6,232	$(8,826)	$2,049	$(1,244)	$(7,299)	$3,123	$3,182
Goodwill impairment charges	581	—	2,603	—	2,000	10,400	—	—
Net income (loss), excluding goodwill impairment charges	$2,572	$6,232	$(6,223)	$2,049	$756	$3,101	$3,123	$3,182
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$1,584	$5,889	$(9,127)	$1,739	$(1,565)	$(7,647)	$2,783	$2,834
Goodwill impairment charges	581	—	2,603	—	2,000	10,400	—	—
Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$2,165	$5,889	$(6,524)	$1,739	$435	$2,753	$2,783	$2,834
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$209,324	$204,928	$218,505	$214,206	$218,728	$215,911	$215,468	$200,380
Common Equivalent Securities	—	—	—	—	—	—	—	11,760
Goodwill	(70,647)	(71,070)	(73,748)	(73,922)	(75,584)	(82,484)	(86,099)	(86,334)
Intangible assets (excluding MSRs)	(8,566)	(9,005)	(9,394)	(9,769)	(10,211)	(10,629)	(11,216)	(11,906)
Related deferred tax liabilities	2,775	2,852	2,932	3,035	3,121	3,214	3,395	3,497
Tangible common shareholders’ equity	$132,886	$127,705	$138,295	$133,550	$136,054	$126,012	$121,548	$117,397

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation. Other companies may define or calculate non-GAAP financial measures differently. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 38.

Bank of America 145

Table XVII Quarterly Reconciliations to GAAP Financial Measures (1) (continued)

	2011 Quarters				2010 Quarters
(Dollars in millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$228,235	$222,410	$235,067	$230,769	$235,525	$233,978	$233,461	$229,891
Goodwill	(70,647)	(71,070)	(73,748)	(73,922)	(75,584)	(82,484)	(86,099)	(86,334)
Intangible assets (excluding MSRs)	(8,566)	(9,005)	(9,394)	(9,769)	(10,211)	(10,629)	(11,216)	(11,906)
Related deferred tax liabilities	2,775	2,852	2,932	3,035	3,121	3,214	3,395	3,497
Tangible shareholders’ equity	$151,797	$145,187	$154,857	$150,113	$152,851	$144,079	$139,541	$135,148
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$211,704	$210,772	$205,614	$214,314	$211,686	$212,391	$215,181	$211,859
Goodwill	(69,967)	(70,832)	(71,074)	(73,869)	(73,861)	(75,602)	(85,801)	(86,305)
Intangible assets (excluding MSRs)	(8,021)	(8,764)	(9,176)	(9,560)	(9,923)	(10,402)	(10,796)	(11,548)
Related deferred tax liabilities	2,702	2,777	2,853	2,933	3,036	3,123	3,215	3,396
Tangible common shareholders’ equity	$136,418	$133,953	$128,217	$133,818	$130,938	$129,510	$121,799	$117,402
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity
Shareholders’ equity	$230,101	$230,252	$222,176	$230,876	$228,248	$230,495	$233,174	$229,823
Goodwill	(69,967)	(70,832)	(71,074)	(73,869)	(73,861)	(75,602)	(85,801)	(86,305)
Intangible assets (excluding MSRs)	(8,021)	(8,764)	(9,176)	(9,560)	(9,923)	(10,402)	(10,796)	(11,548)
Related deferred tax liabilities	2,702	2,777	2,853	2,933	3,036	3,123	3,215	3,396
Tangible shareholders’ equity	$154,815	$153,433	$144,779	$150,380	$147,500	$147,614	$139,792	$135,366
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,129,046	$2,219,628	$2,261,319	$2,274,532	$2,264,909	$2,339,660	$2,368,384	$2,344,634
Goodwill	(69,967)	(70,832)	(71,074)	(73,869)	(73,861)	(75,602)	(85,801)	(86,305)
Intangible assets (excluding MSRs)	(8,021)	(8,764)	(9,176)	(9,560)	(9,923)	(10,402)	(10,796)	(11,548)
Related deferred tax liabilities	2,702	2,777	2,853	2,933	3,036	3,123	3,215	3,396
Tangible assets	$2,053,760	$2,142,809	$2,183,922	$2,194,036	$2,184,161	$2,256,779	$2,275,002	$2,250,177
For footnotes see page 145.

146 Bank of America 2011

Glossary
Alt-A Mortgage – A type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or “prime,” and less risky than “subprime,” the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher LTVs.
Assets in Custody – Consist largely of custodial and non-discretionary trust assets excluding brokerage assets administered for clients. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.
Assets Under Management (AUM) – The total market value of assets under the investment advisory and discretion of GWIM which generate asset management fees based on a percentage of the assets’ market values. AUM reflects assets that are generally managed for institutional, high net-worth and retail clients, and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts.
Carrying Value (with respect to loans) – The amount at which a loan is recorded on the balance sheet. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For PCI loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held-for-sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For loans for which we have elected the fair value option, the carrying value is fair value.
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
Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) – Legislation signed into law on May 22, 2009 that changes credit card industry practices including significantly restricting credit card issuers’ ability to change interest rates and assess fees to reflect individual consumer risk, changes the way payments are applied and changes consumer credit card disclosures. The majority of the provisions became effective on February 22, 2010, while certain provisions became effective in the third quarter of 2010.
Credit Derivatives – Contractual agreements that provide protection against a credit event on one or more referenced obligations. The nature of a credit event is established by the protection purchaser and protection seller at the inception of the transaction, and such events generally include bankruptcy or insolvency of the referenced credit entity, failure to meet payment obligations when due, as well as acceleration of indebtedness and payment repudiation or moratorium. The purchaser of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of such a credit event. A credit default swap is a type of a credit derivative.
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

Bank of America 147

Net Interest Yield – Net interest income divided by average total interest-earning assets.
Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (TDRs). Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans not secured by real estate, and consumer loans secured by real estate, which include loans insured by the FHA and individually insured long-term credit protection agreements with FNMA and FHLMC (fully-insured loan portfolio), are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
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
Troubled Debt Restructurings (TDRs) – Loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Certain consumer loans for which a binding offer to restructure has been extended are also classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. TDRs are generally reported as nonperforming loans and leases while on nonaccrual status. Nonperforming TDRs may be returned to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which they are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives unless and until they cease to perform in accordance with their modified contractual terms, at which time they would be placed on nonaccrual status and reported as nonperforming TDRs.
Value-at-Risk (VaR) – VaR represents the worst loss a portfolio is expected to experience based on historical trends with a given level of confidence, and depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios and is a key statistic used to measure and manage market risk.

148 Bank of America 2011

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability Market Risk Committee
ARM	Adjustable-rate mortgage
CDO	Collateralized debt obligation
CES	Common Equivalent Securities
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
DVA	Debit valuation adjustment
EAD	Exposure at default
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HFI	Held-for-investment
HPI	Home Price Index
HUD	U.S. Department of Housing and Urban Development
IPO	Initial public offering
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage Insurance
MSA	Metropolitan statistical area
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
ORC	Operational Risk Committee
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
RMBS	Residential mortgage-backed securities
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
TLGP	Temporary Liquidity Guarantee Program
VA	U.S. Department of Veterans Affairs

Bank of America 149

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See Market Risk Management on page 112 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
Item 8. Financial Statements and Supplementary Data

150 Bank of America 2011

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.
The Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011.

Brian T. Moynihan
Chief Executive Officer and President

Bruce R. Thompson
Chief Financial Officer

Bank of America 151

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation:
In our opinion, the accompanying Consolidated Balance Sheet and the related Consolidated Statement of Income, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statement of Cash Flows present fairly, in all material respects, the financial position of Bank of America Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Charlotte, North Carolina
February 23, 2012

152 Bank of America 2011

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(Dollars in millions, except per share information)	2011	2010	2009
Interest income
Loans and leases	$44,966	$50,996	$48,703
Debt securities	9,521	11,667	12,947
Federal funds sold and securities borrowed or purchased under agreements to resell	2,147	1,832	2,894
Trading account assets	5,961	6,841	7,944
Other interest income	3,641	4,161	5,428
Total interest income	66,236	75,497	77,916

Interest expense
Deposits	3,002	3,997	7,807
Short-term borrowings	4,599	3,699	5,512
Trading account liabilities	2,212	2,571	2,075
Long-term debt	11,807	13,707	15,413
Total interest expense	21,620	23,974	30,807
Net interest income	44,616	51,523	47,109

Noninterest income
Card income	7,184	8,108	8,353
Service charges	8,094	9,390	11,038
Investment and brokerage services	11,826	11,622	11,919
Investment banking income	5,217	5,520	5,551
Equity investment income	7,360	5,260	10,014
Trading account profits	6,697	10,054	12,235
Mortgage banking income (loss)	(8,830)	2,734	8,791
Insurance income	1,346	2,066	2,760
Gains on sales of debt securities	3,374	2,526	4,723
Other income (loss)	6,869	2,384	(14)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(360)	(2,174)	(3,508)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	61	1,207	672
Net impairment losses recognized in earnings on available-for-sale debt securities	(299)	(967)	(2,836)
Total noninterest income	48,838	58,697	72,534
Total revenue, net of interest expense	93,454	110,220	119,643

Provision for credit losses	13,410	28,435	48,570

Noninterest expense
Personnel	36,965	35,149	31,528
Occupancy	4,748	4,716	4,906
Equipment	2,340	2,452	2,455
Marketing	2,203	1,963	1,933
Professional fees	3,381	2,695	2,281
Amortization of intangibles	1,509	1,731	1,978
Data processing	2,652	2,544	2,500
Telecommunications	1,553	1,416	1,420
Other general operating	21,101	16,222	14,991
Goodwill impairment	3,184	12,400	—
Merger and restructuring charges	638	1,820	2,721
Total noninterest expense	80,274	83,108	66,713
Income (loss) before income taxes	(230)	(1,323)	4,360
Income tax expense (benefit)	(1,676)	915	(1,916)
Net income (loss)	$1,446	$(2,238)	$6,276
Preferred stock dividends and accretion	1,361	1,357	8,480
Net income (loss) applicable to common shareholders	$85	$(3,595)	$(2,204)

Per common share information
Earnings (loss)	$0.01	$(0.37)	$(0.29)
Diluted earnings (loss)	0.01	(0.37)	(0.29)
Dividends paid	0.04	0.04	0.04
Average common shares issued and outstanding (in thousands)	10,142,625	9,790,472	7,728,570
Average diluted common shares issued and outstanding (in thousands)	10,254,824	9,790,472	7,728,570
See accompanying Notes to Consolidated Financial Statements.

Bank of America 153

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2011	2010
Assets
Cash and cash equivalents	$120,102	$108,427
Time deposits placed and other short-term investments	26,004	26,433
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $87,453 and $78,599 measured at fair value)	211,183	209,616
Trading account assets (includes $80,130 and $89,165 pledged as collateral)	169,319	194,671
Derivative assets (includes $58,891 and $58,297 pledged as collateral)	73,023	73,000
Debt securities:
Available-for-sale (includes $69,021 and $99,925 pledged as collateral)	276,151	337,627
Held-to-maturity, at cost (fair value - $35,442 and $427; $24,009 pledged as collateral in 2011)	35,265	427
Total debt securities	311,416	338,054
Loans and leases (includes $8,804 and $3,321 measured at fair value and $73,463 and $91,730 pledged as collateral)	926,200	940,440
Allowance for loan and lease losses	(33,783)	(41,885)
Loans and leases, net of allowance	892,417	898,555
Premises and equipment, net	13,637	14,306
Mortgage servicing rights (includes $7,378 and $14,900 measured at fair value)	7,510	15,177
Goodwill	69,967	73,861
Intangible assets	8,021	9,923
Loans held-for-sale (includes $7,630 and $25,942 measured at fair value)	13,762	35,058
Customer and other receivables	66,999	85,704
Other assets (includes $37,084 and $70,531 measured at fair value)	145,686	182,124
Total assets	$2,129,046	$2,264,909

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)
Trading account assets	$8,595	$19,627
Derivative assets	1,634	2,027
Available-for-sale debt securities	—	2,601
Loans and leases	140,194	145,469
Allowance for loan and lease losses	(5,066)	(8,935)
Loans and leases, net of allowance	135,128	136,534
Loans held-for-sale	1,635	1,953
All other assets	4,769	7,086
Total assets of consolidated VIEs	$151,761	$169,828

See accompanying Notes to Consolidated Financial Statements.

154 Bank of America 2011

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

	December 31
(Dollars in millions)	2011	2010
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$332,228	$285,200
Interest-bearing (includes $3,297 and $2,732 measured at fair value)	624,814	645,713
Deposits in non-U.S. offices:
Noninterest-bearing	6,839	6,101
Interest-bearing	69,160	73,416
Total deposits	1,033,041	1,010,430
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $34,235 and $37,424 measured at fair value)	214,864	245,359
Trading account liabilities	60,508	71,985
Derivative liabilities	59,520	55,914
Commercial paper and other short-term borrowings (includes $6,558 and $7,178 measured at fair value)	35,698	59,962
Accrued expenses and other liabilities (includes $15,743 and $33,229 measured at fair value and $714 and $1,188 of reserve for unfunded lending commitments)	123,049	144,580
Long-term debt (includes $46,239 and $50,984 measured at fair value)	372,265	448,431
Total liabilities	1,898,945	2,036,661
Commitments and contingencies (Note 8 – Securitizations and Other Variable Interest Entities, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,689,084 and 3,943,660 shares	18,397	16,562
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,535,937,957 and 10,085,154,806 shares	156,621	150,905
Retained earnings	60,520	60,849
Accumulated other comprehensive income (loss)	(5,437)	(66)
Other	—	(2)
Total shareholders’ equity	230,101	228,248
Total liabilities and shareholders’ equity	$2,129,046	$2,264,909

Liabilities of consolidated VIEs included in total liabilities above
Commercial paper and other short-term borrowings (includes $650 and $706 of non-recourse liabilities)	$5,777	$6,742
Long-term debt (includes $44,976 and $66,309 of non-recourse debt)	49,054	71,013
All other liabilities (includes $225 and $382 of non-recourse liabilities)	1,116	9,141
Total liabilities of consolidated VIEs	$55,947	$86,896

See accompanying Notes to Consolidated Financial Statements.

Bank of America 155

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total Shareholders’ Equity	Comprehensive Income (Loss)
(Dollars in millions, shares in thousands)		Shares	Amount

Balance, December 31, 2008	$37,701	5,017,436	$76,766	$73,823	$(10,825)	$(413)	$177,052
Cumulative adjustment for accounting change – Other-than-temporary impairments on debt securities				71	(71)			$(71)
Net income				6,276			6,276	6,276
Net change in available-for-sale debt and marketable equity securities					3,593		3,593	3,593
Net change in derivatives					923		923	923
Employee benefit plan adjustments					550		550	550
Net change in foreign currency translation adjustments					211		211	211
Dividends paid:
Common				(326)			(326)
Preferred				(4,537)			(4,537)
Issuance of preferred stock and warrants	26,800		3,200				30,000
Repayment of preferred stock	(41,014)			(3,986)			(45,000)
Issuance of Common Equivalent Securities	19,244						19,244
Stock issued in acquisition	8,605	1,375,476	20,504				29,109
Issuance of common stock		1,250,000	13,468				13,468
Exchange of preferred stock	(14,797)	999,935	14,221	576
Common stock issued under employee plans and related tax effects		7,397	575			308	883
Other	669			(664)		(7)	(2)
Balance, December 31, 2009	37,208	8,650,244	128,734	71,233	(5,619)	(112)	231,444	11,482
Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities				(6,154)	(116)		(6,270)	(116)
Credit-related notes				(229)	229			229
Net loss				(2,238)			(2,238)	(2,238)
Net change in available-for-sale debt and marketable equity securities					5,759		5,759	5,759
Net change in derivatives					(701)		(701)	(701)
Employee benefit plan adjustments					145		145	145
Net change in foreign currency translation adjustments					237		237	237
Dividends paid:
Common				(405)			(405)
Preferred				(1,357)			(1,357)
Common stock issued under employee plans and related tax effects		98,557	1,385			103	1,488
Mandatory convertible preferred stock conversion	(1,542)	50,354	1,542
Common Equivalent Securities conversion	(19,244)	1,286,000	19,244
Other	140			(1)		7	146
Balance, December 31, 2010	16,562	10,085,155	150,905	60,849	(66)	(2)	228,248	3,315
Net income				1,446			1,446	1,446
Net change in available-for-sale debt and marketable equity securities					(4,270)		(4,270)	(4,270)
Net change in derivatives					(549)		(549)	(549)
Employee benefit plan adjustments					(444)		(444)	(444)
Net change in foreign currency translation adjustments					(108)		(108)	(108)
Dividends paid:
Common				(413)			(413)
Preferred				(1,325)			(1,325)
Issuance of preferred stock and warrants	2,918		2,082				5,000
Common stock issued in exchange for preferred stock and trust preferred securities	(1,083)	400,000	2,754	(36)			1,635
Common stock issued under employee plans and related tax effects		50,783	880			2	882
Other				(1)			(1)
Balance, December 31, 2011	$18,397	10,535,938	$156,621	$60,520	$(5,437)	$—	$230,101	$(3,925)

See accompanying Notes to Consolidated Financial Statements.

156 Bank of America 2011

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2011	2010	2009
Operating activities
Net income (loss)	$1,446	$(2,238)	$6,276
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for credit losses	13,410	28,435	48,570
Goodwill impairment	3,184	12,400	—
Gains on sales of debt securities	(3,374)	(2,526)	(4,723)
Depreciation and premises improvements amortization	1,976	2,181	2,336
Amortization of intangibles	1,509	1,731	1,978
Deferred income taxes	(1,949)	608	370
Net decrease in trading and derivative instruments	20,230	20,775	59,822
Net decrease in other assets	50,230	5,213	28,553
Net increase (decrease) in accrued expenses and other liabilities	(18,124)	14,069	(16,601)
Other operating activities, net	(4,048)	1,946	3,150
Net cash provided by operating activities	64,490	82,594	129,731
Investing activities
Net (increase) decrease in time deposits placed and other short-term investments	105	(2,154)	19,081
Net (increase) decrease in federal funds sold and securities borrowed or purchased under agreements to resell	(1,567)	(19,683)	31,369
Proceeds from sales of available-for-sale debt securities	120,125	100,047	164,155
Proceeds from paydowns and maturities of available-for-sale debt securities	56,732	70,868	59,949
Purchases of available-for-sale debt securities	(99,536)	(199,159)	(185,145)
Proceeds from maturities of held-to-maturity debt securities	602	11	2,771
Purchases of held-to-maturity debt securities	(35,552)	(100)	(3,914)
Proceeds from sales of loans and leases	2,409	8,046	7,592
Other changes in loans and leases, net	(6,059)	(2,550)	21,257
Net purchases of premises and equipment	(1,307)	(987)	(2,240)
Proceeds from sales of foreclosed properties	2,532	3,107	1,997
Cash received upon acquisition, net	—	—	31,804
Cash received due to impact of adoption of consolidation guidance	—	2,807	—
Other investing activities, net	13,945	9,400	9,249
Net cash provided by (used in) investing activities	52,429	(30,347)	157,925
Financing activities
Net increase in deposits	22,611	36,598	10,507
Net decrease in federal funds purchased and securities loaned or sold under agreements to repurchase	(30,495)	(9,826)	(62,993)
Net decrease in commercial paper and other short-term borrowings	(24,264)	(31,698)	(126,426)
Proceeds from issuance of long-term debt	26,001	52,215	67,744
Retirement of long-term debt	(101,814)	(110,919)	(101,207)
Proceeds from issuance of preferred stock and warrants	5,000	—	49,244
Repayment of preferred stock	—	—	(45,000)
Proceeds from issuance of common stock	—	—	13,468
Cash dividends paid	(1,738)	(1,762)	(4,863)
Other financing activities, net	3	5	(42)
Net cash used in financing activities	(104,696)	(65,387)	(199,568)
Effect of exchange rate changes on cash and cash equivalents	(548)	228	394
Net increase (decrease) in cash and cash equivalents	11,675	(12,912)	88,482
Cash and cash equivalents at January 1	108,427	121,339	32,857
Cash and cash equivalents at December 31	$120,102	$108,427	$121,339
Supplemental cash flow disclosures
Interest paid	$25,207	$21,166	$37,602
Income taxes paid	1,653	1,465	2,964
Income taxes refunded	(781)	(7,783)	(31)
During 2011, the Corporation entered into an agreement with Assured Guaranty Ltd. and subsidiaries which resulted in non-cash increases to loans of $2.2 billion, other assets of $82 million and long-term debt of $2.3 billion.
During 2011, the Corporation exchanged preferred stock, with a carrying value of $1.1 billion, for 92 million common shares valued at $522 million and senior notes valued at $360 million.
During 2011, the Corporation exchanged trust preferred securities for 308 million common shares valued at $1.7 billion and senior notes valued at $2.0 billion. The trust preferred securities, and underlying junior subordinated notes and stock purchase agreements, with a carrying value of $5.2 billion, were immediately canceled.
During 2010 and 2009, the Corporation securitized $2.4 billion and $14.0 billion of residential mortgage loans into mortgage-backed securities which were retained by the Corporation. There were no residential mortgage loans securitized into mortgage-backed securities which were retained by the Corporation during 2011.
During 2010, the Corporation sold First Republic Bank in a non-cash transaction that reduced assets and liabilities by $19.5 billion and $18.1 billion.
During 2009, the Corporation exchanged $14.8 billion of preferred stock by issuing approximately 1.0 billion in shares of common stock valued at $11.5 billion.
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

Bank of America 157

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
New Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance on troubled debt restructurings (TDRs), including criteria to determine whether a loan modification represents a concession and whether the debtor is experiencing financial difficulties. This new accounting guidance was effective for the Corporation as of September 30, 2011 with retrospective application back to January 1, 2011. As a result of the retrospective application, the Corporation classified $1.1 billion of commercial loan modifications as TDRs that in previous periods had not been classified as TDRs. These loans were newly identified as TDRs typically because the Corporation was not able to demonstrate that the modified rate of interest, although significantly higher than the rate prior to modification, was a market rate of interest. These loans include $402 million of performing commercial loans that had an aggregate allowance for credit losses of $27 million at December 31, 2011. Also, as a result of the new accounting guidance, loans that are participating in or that have been offered a binding trial modification are classified as TDRs. At December 31, 2011, the Corporation classified an additional $2.6 billion of home loans, with an aggregate allowance for credit losses of $154 million, as TDRs that were participating in or had been offered a trial modification.
In April 2011, the FASB issued new accounting guidance that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance was effective, on a prospective basis, for new transactions or modifications to existing transactions on January 1, 2012. The adoption of this guidance will not have a material impact on the Corporation’s consolidated financial position or results of operations.
In May 2011, the FASB issued amendments to the fair value accounting guidance. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments were effective on January 1, 2012. The adoption of this guidance will not have a material impact on the Corporation’s consolidated financial position or results of operations.
In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance is effective for the Corporation for the three months ended March 31, 2012.
In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment testing. The new guidance permits entities to make a qualitative assessment of whether it is likely that the fair value of a reporting unit is less than its carrying value. If, under this assessment, it is likely that the fair value of a reporting unit is less than the carrying amount, an entity is required to perform the two-step impairment test. The Corporation early adopted the new accounting guidance for certain goodwill impairment tests during the three months ended September 30, 2011.

158 Bank of America 2011

In December 2011, the FASB issued new accounting guidance that requires additional disclosures on financial instruments and derivative instruments that are either offset in accordance with existing accounting guidance or are subject to an enforceable master netting arrangement or similar agreement. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company’s financial position. This new accounting guidance will be effective, on a retrospective basis for all comparative periods presented, beginning on January 1, 2013.
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
In repurchase transactions, typically, the termination date for a repurchase agreement is before the maturity date of the underlying security. However, in certain situations, the Corporation may enter into repurchase agreements where the termination date of the repurchase transaction is the same as the maturity date of the underlying security and these transactions are referred to as

“repo-to-maturity” (RTM) transactions. In accordance with applicable accounting guidance, the Corporation accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, the Corporation removes or recognizes the securities from the Consolidated Balance Sheet and, in the case of sales recognizes a gain or loss in the Consolidated Statement of Income. At December 31, 2011 and 2010, the Corporation had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.
Collateral
The Corporation accepts securities as collateral that it is permitted by contract or custom to sell or repledge. At December 31, 2011 and 2010, the fair value of this collateral was $393.9 billion and $401.7 billion of which $287.7 billion and $257.6 billion was sold or repledged. The primary sources of this collateral are repurchase agreements and securities borrowed. The Corporation also pledges firm-owned securities and loans as collateral in transactions that include repurchase agreements, securities loaned, public and trust deposits, U.S. Treasury tax and loan notes, and other short-term borrowings. This collateral, which in some cases can be sold or repledged by the counterparties to the transactions, is parenthetically disclosed on the Consolidated Balance Sheet.
In certain cases, the Corporation has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These assets are disclosed on the Consolidated Balance Sheet as Assets of Consolidated VIEs.
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

Bank of America 159

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
Derivatives used as economic hedges, because either they did not qualify for or were not designated as an accounting hedge, are also included in derivative assets or derivative liabilities. Changes in the fair value of derivatives that serve as economic hedges of mortgage servicing rights (MSRs), interest rate lock commitments (IRLCs) and first mortgage loans held-for-sale (LHFS) that are originated by the Corporation are recorded in mortgage banking income. Changes in the fair value of derivatives that serve as economic hedges of credit exposures, interest rate risk and foreign currency exposures are included in other income (loss). Credit derivatives used by the Corporation as economic hedges do not qualify as accounting hedges but can protect the Corporation from various credit exposures as economic hedges, and changes in the fair value of these derivatives are included in other income (loss).
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

The Corporation uses its accounting hedges as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Corporation manages interest rate and foreign currency exchange rate sensitivity predominantly through the use of derivatives. Fair value hedges are used to protect against changes in the fair value of the Corporation’s assets and liabilities that are attributable to interest rate or foreign exchange volatility. Cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate or foreign exchange fluctuations. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately 25 years, with a substantial portion of the hedged transactions being less than 10 years. For open or future cash flow hedges, the maximum length of time over which forecasted transactions are or will be hedged is less than seven years.
Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together and in the same income statement line item with changes in the fair value of the related hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (OCI) and are reclassified into the line item in the income statement in which the hedged item is recorded and in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings in the same income statement line item. The Corporation records changes in the fair value of derivatives used as hedges of the net investment in foreign operations, to the extent effective, as a component of accumulated OCI.
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
Interest Rate Lock Commitments
The Corporation enters into IRLCs in connection with its mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value recorded in mortgage banking income.
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

160 Bank of America 2011

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
Securities
Debt securities are recorded on the Consolidated Balance Sheet as of their trade date. Debt securities bought principally with the intent to buy and sell in the short term as part of the Corporation’s trading activities are reported at fair value in trading account assets with unrealized gains and losses included in trading account profits (losses). Debt securities purchased for longer term investment purposes, as part of asset and liability management (ALM) and other strategic activities, are reported at fair value with net unrealized gains and losses included in accumulated OCI and presented as available-for-sale (AFS) securities. Certain debt securities which management has the intent and ability to hold to maturity (HTM) are reported at amortized cost and presented as HTM securities. Other debt securities purchased as economic hedges are reported in other assets at fair value with unrealized gains and losses reported in the same line item in the Consolidated Statement of Income as unrealized gains and losses on the item being hedged are reported.
The Corporation regularly evaluates each AFS and HTM debt security where the value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. In determining whether an impairment is other-than-temporary, the Corporation considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Corporation either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost. If the impairment of the AFS or HTM debt security is credit-related, an other-than-temporary impairment (OTTI) is recorded in earnings. For AFS debt securities, the non-credit-related impairment is recognized in accumulated OCI. If the Corporation intends to sell an AFS debt security or believes it will more-likely-than-not be required to sell a security, the Corporation records the full amount of the impairment as an OTTI.
Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Realized gains and losses from the sales of debt securities, which are included in gains (losses) on sales of debt securities, are determined using the specific identification method.
Marketable equity securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Marketable equity securities that are bought and held principally for the purpose of resale in the near term are classified as trading and are carried at fair value with unrealized gains and losses included in trading account profits (losses). Other marketable equity securities are accounted for as AFS and classified in other assets. All AFS marketable equity securities are carried at fair value with net unrealized gains and losses included in accumulated OCI on an after-tax basis. If there is an other-than-temporary decline in the fair value of any individual AFS marketable equity security, the cost basis is reduced and the Corporation reclassifies the associated net unrealized loss out of accumulated OCI with a corresponding charge to equity investment income. Dividend income on AFS marketable equity securities is included in equity investment income. Realized gains and losses on the sale of all AFS marketable equity securities, which are recorded in equity investment income, are determined using the specific identification method.
Certain equity investments held by Global Principal Investments (GPI), the Corporation’s diversified equity investor in private equity, real estate and other alternative investments, are subject to investment company accounting under applicable accounting guidance, and accordingly, are carried at fair value with changes in fair value reported in equity investment income. These investments are included in other assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using methodologies that include publicly-traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors that may influence changes in fair value include but are not limited to recapitalizations, subsequent rounds of financing and offerings in the equity or debt capital markets. For fund investments, the Corporation generally records the fair value of its proportionate interest in the fund’s capital as reported by the funds’ respective managers.
Other investments held by GPI are accounted for under either the equity method or at cost, depending on the Corporation’s ownership interest, and are reported in other assets.
Loans and Leases
Loans measured at historical cost are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. The Corporation elects to account for certain loans under the fair value option with changes in fair value reported in other income for consumer and commercial loans.
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

Bank of America 161

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
Purchased Credit-impaired Loans
The Corporation purchases loans with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value (LTV) ratios, some of which are not immediately available as of the purchase date. Purchased loans with evidence of credit quality deterioration for which it is probable that the Corporation will not receive all contractually required payments receivable are accounted for as PCI loans. The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
The Corporation continues to estimate cash flows expected to be collected over the life of the loan using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Corporation determines it is probable that the present value of the expected cash flows have decreased, the PCI loan is considered further impaired resulting in a charge to the provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Corporation reduces any remaining valuation allowance. If there is no remaining valuation allowance, the Corporation recalculates the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes.
Loan disposals, which may include sales of loans, receipt of payments in full from the borrower or foreclosure, result in removal of the loan from the PCI loan pool. Write-downs are not recorded on the PCI loan pool until actual losses exceed the remaining nonaccretable difference. To date, no write-downs have been recorded for any of the PCI loan pools.

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
Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities. The allowance for loan and lease losses and the reserve for unfunded lending commitments exclude amounts for loans and unfunded lending commitments accounted for under the fair value option as the fair values of these instruments reflect a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable other than billed interest and fees on credit card receivables as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses represents the estimated probable credit losses on funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Credit exposures deemed to be uncollectible, excluding derivative assets, trading account assets and loans carried at fair value, are charged against these accounts. Cash recovered on previously charged off amounts is recorded as a recovery to these accounts. Management evaluates the adequacy of the allowance for credit losses based on the combined total of the allowance for loan and lease losses and the reserve for unfunded lending commitments.
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
The Corporation’s home loans portfolio segment is comprised primarily of large groups of homogeneous consumer loans secured by residential real estate. The amount of losses incurred in the homogeneous loan pools is estimated based upon how many of the loans will default and the loss in the event of default. Using statistically valid modeling methodologies, the Corporation estimates how many of the homogeneous loans will default based on the individual loans’ attributes aggregated into pools of homogeneous loans with similar attributes. The attributes that are most significant to the probability of default and are used to

162 Bank of America 2011

estimate default include refreshed LTV or in the case of a subordinated lien, refreshed combined loan-to-value (CLTV), borrower credit score, months since origination (referred to as vintage) and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). This estimate is based on the Corporation’s historical experience with the loan portfolio. The estimate is adjusted to reflect an assessment of environmental factors not yet reflected in the historical data underlying the loss estimates, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default on a loan is based on an analysis of the movement of loans with the measured attributes from either current, or any of the delinquency categories, to default over a twelve-month period. On home equity loans where the Corporation holds only a second-lien position and foreclosure is not the best alternative, the loss severity is estimated at 100 percent.
The allowance on certain commercial loans (except business card and certain small business loans) is calculated using loss rates delineated by risk rating and product type. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. These statistical models are updated regularly for changes in economic and business conditions. Included in the analysis of consumer and commercial loan portfolios are reserves which are maintained to cover uncertainties that affect the Corporation’s estimate of probable losses including domestic and global economic uncertainty and large single name defaults.
The remaining commercial portfolios, including nonperforming commercial loans, as well as consumer real estate loans modified in a TDR, renegotiated credit card, unsecured consumer and small business loans are reviewed in accordance with applicable accounting guidance on impaired loans and TDRs. If necessary, a specific allowance is established for these loans if they are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and/or interest, according to the contractual terms of the agreement, and once a loan has been identified as impaired, management measures impairment. Impaired loans and TDRs are primarily measured based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates, or discounted at the portfolio average contractual annual percentage rate, excluding promotionally priced loans, in effect prior to restructuring for the renegotiated TDR portfolio. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses unless these are consumer real estate loans that are solely dependent on the collateral for repayment, in which case the initial amount that exceeds the fair value of the collateral is charged off.
Generally, when determining the fair value of the collateral securing consumer loans that are solely dependent on the collateral for repayment, prior to performing a detailed property valuation including a walk-through of a property, the Corporation initially estimates the fair value of the collateral securing consumer loans that are solely dependent on the collateral for repayment using an automated valuation method (AVM). An AVM is a tool that estimates the value of a property by reference to market data including sales of comparable properties and price trends specific to the Metropolitan Statistical Area in which the property being valued is located. In the event that an AVM value is not available, the Corporation utilizes publicized indices or if these methods provide less reliable valuations, the Corporation uses appraisals or broker price opinions to estimate the fair value of the collateral. While there is inherent imprecision in these valuations, the Corporation believes that they are representative of the portfolio in the aggregate.
In addition to the allowance for loan and lease losses, the Corporation also estimates probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, and binding unfunded loan commitments. The reserve for unfunded lending commitments excludes commitments accounted for under the fair value option. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, utilization assumptions, current economic conditions, performance trends within the portfolio and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.
The allowance for credit losses related to the loan and lease portfolio is reported separately on the Consolidated Balance Sheet whereas the reserve for unfunded lending commitments is reported on the Consolidated Balance Sheet in accrued expenses and other liabilities. The provision for credit losses related to the loan and lease portfolio and unfunded lending commitments is reported in the Consolidated Statement of Income.
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
In accordance with the Corporation’s policies, credit card loans where the borrower is not deceased or in bankruptcy and unsecured consumer loans are charged off no later than the end of the month in which the account becomes 180 days past due. The outstanding balance of real estate-secured loans that is in excess of the estimated property value, less estimated costs to sell, is charged off no later than the end of the month in which the account becomes 180 days past due unless repayment of the loan is insured by the Federal Housing Administration (FHA) or through individually insured long-term standby agreements with Fannie Mae (FNMA) and Freddie Mac (FHLMC) (the fully-insured portfolio). The estimated property value, less estimated costs to sell, is determined using the same process as described for impaired loans in the Allowance for Credit Losses section of this Note on page 162. Personal property-secured loans are charged off no later than the end of the month in which the account becomes 120 days past due. Unsecured accounts associated with borrowers who became deceased or are in bankruptcy, including credit cards, are charged off 60 days after receipt of notification. For secured products, accounts in bankruptcy are written down to

Bank of America 163

the collateral value, less costs to sell, by the end of the month in which the account becomes 60 days past due. Consumer credit card loans, consumer loans secured by personal property and unsecured consumer loans are not placed on nonaccrual status prior to charge-off and therefore are not reported as nonperforming loans. Real estate-secured loans are generally placed on nonaccrual status and classified as nonperforming at 90 days past due. However, consumer loans secured by real estate in the fully-insured portfolio are not placed on nonaccrual status, and therefore, are not reported as nonperforming loans. Accrued interest receivable is reversed when a consumer loan is placed on nonaccrual status. Interest collections on nonaccruing consumer loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
Consumer loans whose contractual terms have been modified in a TDR and are current at the time of restructuring remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, the loans are placed on nonaccrual status and reported as nonperforming until there is sustained repayment performance for a reasonable period, generally six months. Consumer TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which the loans are returned to accrual status. In addition, if accruing consumer TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives unless and until they cease to perform in accordance with their modified contractual terms, at which time they would be placed on nonaccrual status and reported as nonperforming TDRs.
Commercial loans and leases, excluding business card loans, that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status and classified as nonperforming unless well-secured and in the process of collection. Commercial loans and leases whose contractual terms have been modified in a TDR are typically placed on nonaccrual status and reported as nonperforming until the loans have performed for an adequate period of time under the restructured agreement, generally six months. If the borrower had demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the modified terms, the loans and leases may remain on accrual status. Accruing commercial TDRs are reported as performing TDRs through the end of the calendar year in which the loans are returned to accrual status. In addition, if accruing commercial TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives unless and until they cease to perform in accordance with their modified contractual terms, at which time they would be placed on nonaccrual status and reported as nonperforming TDRs.
Accrued interest receivable is reversed when a commercial loan is placed on nonaccrual status. Interest collections on nonaccruing commercial loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans and leases may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. Business card loans are charged off no later than the end of the month in which the account becomes 180 days past due or 60 days after receipt of notification of death or bankruptcy filing. These loans are not placed on nonaccrual status prior to charge-off and therefore are not reported as nonperforming loans. Other commercial loans are generally charged off when all or a portion of the principal amount is determined to be uncollectible.
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
Loans Held-for-sale
Loans that are intended to be sold in the foreseeable future, including residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, are reported as LHFS and are carried at the lower of aggregate cost or fair value. The Corporation accounts for certain LHFS, including first mortgage LHFS, under the fair value option. Mortgage loan origination costs related to LHFS that the Corporation accounts for under the fair value option are recognized in noninterest expense when incurred. Mortgage loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking income upon the sale of such loans. LHFS that are on nonaccrual status and are reported as nonperforming, as defined in the policy above, are reported separately from nonperforming loans and leases.
Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. Estimated lives range up to 40 years for buildings, up to 12 years for furniture and equipment, and the shorter of lease term or estimated useful life for leasehold improvements.
The Corporation capitalizes the costs associated with certain computer hardware, software and internally developed software, and amortizes the costs over the expected useful life. Direct project costs of internally developed software are capitalized when it is probable that the project will be completed and the software will be used for its intended function.

164 Bank of America 2011

Mortgage Servicing Rights
The Corporation accounts for consumer-related MSRs at fair value with changes in fair value recorded in mortgage banking income, while commercial-related and residential reverse mortgage MSRs are accounted for using the amortization method (lower of amortized cost or fair value) with impairment recognized as a reduction in mortgage banking income. To reduce the volatility of earnings related to interest rate and market value fluctuations, U.S. Treasury securities, mortgage-backed securities (MBS) and derivatives such as options and interest rate swaps may be used as economic hedges of the MSRs, but are not designated as accounting hedges. These economic hedges are carried at fair value with changes in fair value recognized in mortgage banking income.
The Corporation estimates the fair value of the consumer MSRs using a valuation model that calculates the present value of estimated future net servicing income. This is accomplished through an option-adjusted spread (OAS) valuation approach that factors in prepayment risk. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key economic assumptions used in valuations of MSRs include weighted-average lives of the MSRs and the OAS levels. The OAS represents the spread that is added to the discount rate so that the sum of the discounted cash flows equals the market price, therefore it is a measure of the extra yield over the reference discount factor that the Corporation expects to earn by holding the asset. These variables can, and generally do, change from quarter to quarter as market conditions and projected interest rates change, and could have an adverse impact on the value of the MSRs and could result in a corresponding reduction in mortgage banking income.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. The goodwill impairment analysis is a two-step test. During 2011, the Corporation early adopted new accounting guidance that simplifies goodwill impairment testing by permitting entities to make a qualitative assessment of whether it is likely that the fair value of a reporting unit is less than its carrying value. For additional information, see New Accounting Pronouncements in this Note on page 158. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.
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

Bank of America 165

When the Corporation is the servicer of whole loans held in a securitization trust, including non-agency residential mortgages, home equity loans, credit cards, automobile loans and student loans, the Corporation has the power to direct the most significant activities of the trust. The Corporation does not have the power to direct the most significant activities of a residential mortgage agency trust unless the Corporation holds substantially all of the issued securities and has the unilateral right to liquidate the trust. The power to direct the most significant activities of a commercial mortgage securitization trust is typically held by the special servicer or by the party holding specific subordinate securities which embody certain controlling rights. The Corporation consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust.
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
Other VIEs used by the Corporation include collateralized debt obligations (CDOs), investment vehicles created on behalf of customers and other investment vehicles. The Corporation does not routinely serve as collateral manager for CDOs and, therefore, does not typically have the power to direct the activities that most significantly impact the economic performance of a CDO. However, following an event of default, if the Corporation is a majority holder of senior securities issued by a CDO and acquires the power to manage the assets of the CDO, the Corporation consolidates the CDO.
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
Fair Value
The Corporation measures the fair values of its financial instruments in accordance with accounting guidance that requires an entity to base fair value on exit price, and maximize the use of observable inputs and minimize the use of unobservable inputs to determine the exit price. Under applicable accounting guidance, the Corporation categorizes its financial instruments, based on the priority of inputs to the valuation technique, into a three-level hierarchy, as described below. Trading account assets and liabilities, derivative assets and liabilities, AFS debt and marketable equity securities, MSRs and certain other assets are carried at fair value in accordance with applicable accounting guidance. The Corporation has also elected to account for certain assets and liabilities under the fair value option, including certain corporate loans and loan commitments, LHFS, other short-term borrowings, securities financing agreements, asset-backed secured financings, long-term deposits and long-term debt. The following describes the three-level hierarchy.

Level 1
Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter (OTC) markets.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts where fair value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage loans and certain LHFS.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, market comparables, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. This category generally includes certain private equity investments and other principal investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (ABS), highly structured, complex or long-dated derivative contracts, certain LHFS, IRLCs and certain

166 Bank of America 2011

CDOs where independent pricing information cannot be obtained for a significant portion of the underlying assets.
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
Earnings Per Common Share
Earnings per common share (EPS) is computed by dividing net income (loss) allocated to common shareholders by the weighted-average common shares outstanding, except that it does not include unvested common shares subject to repurchase or cancellation. Net income (loss) allocated to common shareholders represents net income (loss) applicable to common shareholders which is net income (loss) adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end, less income allocated to participating securities (see below for additional information). Diluted EPS is computed by dividing income (loss) allocated to common shareholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants by the weighted-average

Bank of America 167

common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units (RSUs), outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable. Certain warrants may be exercised, at the option of the holder, through tendering of the Corporation’s 6% Cumulative Perpetual Preferred Stock, Series T (the Series T Preferred Stock) or cash. Because it is currently more economical for the warrant holder to tender the Series T preferred stock, the common shares underlying these warrants are considered outstanding and the dividends on the preferred stock are added back to income (loss) allocable to common shareholders in computing diluted EPS, unless the effect is antidilutive.
Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities that are included in computing EPS using the two-class method. The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends.
In an exchange of non-convertible preferred stock, income allocated to common shareholders is adjusted for the difference between the carrying value of the preferred stock and the fair value of the consideration exchanged. In an induced conversion of convertible preferred stock, income allocated to common shareholders is reduced by the excess of the fair value of the consideration exchanged over the fair value of the common stock that would have been issued under the original conversion terms.
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

168 Bank of America 2011

NOTE 2 Merger and Restructuring Activity
Merger and restructuring charges are recorded in the Consolidated Statement of Income and include incremental costs to integrate the operations of the Corporation and its most recent acquisitions. These charges represent costs associated with these activities and do not represent ongoing costs of the fully integrated combined organization. The merger and restructuring charges table presents the components of merger and restructuring charges.

Merger and Restructuring Charges

(Dollars in millions)	2011	2010	2009
Severance and employee-related charges	$226	$455	$1,351
Systems integrations and related charges	285	1,137	1,155
Other	127	228	215
Total merger and restructuring charges	$638	$1,820	$2,721

For 2011, all merger-related charges related to the Merrill Lynch & Co., Inc. (Merrill Lynch) acquisition. Included for 2010 and 2009 are merger-related charges of $1.6 billion and $1.8 billion related to the Merrill Lynch acquisition and $202 million and $940 million related to earlier acquisitions.

The restructuring reserves table presents the changes in restructuring reserves for 2011 and 2010. Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table. Substantially all of the amounts in the restructuring reserves table relate to the Merrill Lynch acquisition.

Restructuring Reserves

(Dollars in millions)	2011	2010
Balance, January 1	$336	$403
Exit costs and restructuring charges:
Merrill Lynch	217	375
Other	—	54
Cash payments and other	(319)	(496)
Balance, December 31	$234	$336

Amounts added to the restructuring reserves in 2011 and 2010 related to severance and other employee-related costs. Payments associated with the Merrill Lynch acquisition are anticipated to continue into 2012.

NOTE 3 Trading Account Assets and Liabilities
The table below presents the components of trading account assets and liabilities at December 31, 2011 and 2010.

	December 31
(Dollars in millions)	2011	2010
Trading account assets
U.S. government and agency securities (1)	$52,613	$60,811
Corporate securities, trading loans and other	36,571	49,352
Equity securities	23,674	32,129
Non-U.S. sovereign debt	42,946	33,523
Mortgage trading loans and asset-backed securities	13,515	18,856
Total trading account assets	$169,319	$194,671
Trading account liabilities
U.S. government and agency securities	$20,710	$29,340
Equity securities	14,594	15,482
Non-U.S. sovereign debt	17,440	15,813
Corporate securities and other	7,764	11,350
Total trading account liabilities	$60,508	$71,985

(1)	Includes $27.3 billion and $29.7 billion of government-sponsored enterprise obligations at December 31, 2011 and 2010.

Bank of America 169

NOTE 4 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables identify derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2011 and 2010. Balances are presented on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

		December 31, 2011
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total
Interest rate contracts
Swaps	$40,473.7	$1,490.7	$15.9	$1,506.6	$1,473.0	$12.3	$1,485.3
Futures and forwards	12,105.8	2.9	0.2	3.1	3.4	—	3.4
Written options	2,534.0	—	—	—	117.8	—	117.8
Purchased options	2,467.2	120.0	—	120.0	—	—	—
Foreign exchange contracts
Swaps	2,381.6	48.3	2.6	50.9	58.9	2.2	61.1
Spot, futures and forwards	2,548.8	37.2	1.3	38.5	39.2	0.3	39.5
Written options	368.5	—	—	—	9.4	—	9.4
Purchased options	341.0	9.0	—	9.0	—	—	—
Equity contracts
Swaps	75.5	1.5	—	1.5	1.7	—	1.7
Futures and forwards	52.1	1.8	—	1.8	1.5	—	1.5
Written options	367.1	—	—	—	17.7	—	17.7
Purchased options	360.2	19.6	—	19.6	—	—	—
Commodity contracts
Swaps	73.8	4.9	0.1	5.0	5.9	—	5.9
Futures and forwards	470.5	5.3	—	5.3	3.2	—	3.2
Written options	142.3	—	—	—	9.5	—	9.5
Purchased options	141.3	9.5	—	9.5	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,944.8	95.8	—	95.8	13.8	—	13.8
Total return swaps/other	17.5	0.6	—	0.6	0.3	—	0.3
Written credit derivatives:
Credit default swaps	1,885.9	14.1	—	14.1	90.5	—	90.5
Total return swaps/other	17.8	0.5	—	0.5	0.7	—	0.7
Gross derivative assets/liabilities		$1,861.7	$20.1	$1,881.8	$1,846.5	$14.8	$1,861.3
Less: Legally enforceable master netting agreements				(1,749.9)			(1,749.9)
Less: Cash collateral applied				(58.9)			(51.9)
Total derivative assets/liabilities				$73.0			$59.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $191 million of long-term debt designated as a hedge of foreign currency risk.

170 Bank of America 2011

		December 31, 2010
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total
Interest rate contracts
Swaps	$42,719.2	$1,193.9	$14.9	$1,208.8	$1,187.9	$2.2	$1,190.1
Futures and forwards	9,939.2	6.0	—	6.0	4.7	—	4.7
Written options	2,887.7	—	—	—	82.8	—	82.8
Purchased options	3,026.2	88.0	—	88.0	—	—	—
Foreign exchange contracts
Swaps	630.1	26.5	3.7	30.2	28.5	2.1	30.6
Spot, futures and forwards	2,652.9	41.3	—	41.3	44.2	—	44.2
Written options	439.6	—	—	—	13.2	—	13.2
Purchased options	417.1	13.0	—	13.0	—	—	—
Equity contracts
Swaps	42.4	1.7	—	1.7	2.0	—	2.0
Futures and forwards	78.8	2.9	—	2.9	2.1	—	2.1
Written options	242.7	—	—	—	19.4	—	19.4
Purchased options	193.5	21.5	—	21.5	—	—	—
Commodity contracts
Swaps	90.2	8.8	0.2	9.0	9.3	—	9.3
Futures and forwards	413.7	4.1	—	4.1	2.8	—	2.8
Written options	86.3	—	—	—	6.7	—	6.7
Purchased options	84.6	6.6	—	6.6	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	2,184.7	69.8	—	69.8	34.0	—	34.0
Total return swaps/other	26.0	0.9	—	0.9	0.2	—	0.2
Written credit derivatives:
Credit default swaps	2,133.5	33.3	—	33.3	63.2	—	63.2
Total return swaps/other	22.5	0.5	—	0.5	0.5	—	0.5
Gross derivative assets/liabilities		$1,518.8	$18.8	$1,537.6	$1,501.5	$4.3	$1,505.8
Less: Legally enforceable master netting agreements				(1,406.3)			(1,406.3)
Less: Cash collateral applied				(58.3)			(43.6)
Total derivative assets/liabilities				$73.0			$55.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $4.1 billion of long-term debt designated as a hedge of foreign currency risk.
ALM and Risk Management Derivatives
The Corporation’s ALM and risk management activities include the use of derivatives to mitigate risk to the Corporation including derivatives designated as qualifying accounting hedges and economic hedges. Interest rate, commodity, credit and foreign exchange contracts are utilized in the Corporation’s ALM and risk management activities.
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
Interest rate and market risk can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures as economic hedges of the fair value of MSRs. For additional information on MSRs, see Note 25 – Mortgage Servicing Rights.
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

Bank of America 171

commodity contracts and physical inventories of commodities expose the Corporation to earnings volatility. Cash flow and fair value accounting hedges provide a method to mitigate a portion of this earnings volatility.
The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include credit default swaps (CDS), total return swaps and swaptions. These derivatives are accounted for as economic hedges and changes in fair value are recorded in other income (loss).
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
Fair Value Hedges
The table below summarizes certain information related to the Corporation’s derivatives designated as fair value hedges for 2011, 2010 and 2009.

Fair Value Hedges

		2011
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$4,384	$(4,969)	$(585)
Interest rate and foreign currency risk on long-term debt (1)	780	(1,057)	(277)
Interest rate risk on available-for-sale securities (2)	(11,386)	10,490	(896)
Commodity price risk on commodity inventory (3)	16	(16)	—
Total	$(6,206)	$4,448	$(1,758)

	2010
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$2,952	$(3,496)	$(544)
Interest rate and foreign currency risk on long-term debt (1)	(463)	130	(333)
Interest rate risk on available-for-sale securities (2)	(2,577)	2,667	90
Commodity price risk on commodity inventory (3)	19	(19)	—
Total	$(69)	$(718)	$(787)

	2009
Derivatives designated as fair value hedges
Interest rate risk on long-term debt (1)	$(4,858)	$4,082	$(776)
Interest rate and foreign currency risk on long-term debt (1)	932	(858)	74
Interest rate risk on available-for-sale securities (2)	791	(1,141)	(350)
Commodity price risk on commodity inventory (3)	(51)	51	—
Total	$(3,186)	$2,134	$(1,052)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on AFS securities.

(3)	Amounts are recorded in trading account profits.

172 Bank of America 2011

Cash Flow Hedges
The table below summarizes certain information related to the Corporation’s derivatives designated as cash flow hedges and net investment hedges for 2011, 2010 and 2009. During the next 12 months, net losses in accumulated OCI of approximately $1.5 billion ($1.0 billion after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense. Amounts related to price risk on equity investments included in AFS securities reclassified from accumulated OCI are recorded in equity investment income with the underlying hedged item.
Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude gains (losses) of $82 million, $192 million and $(387) million related to long-term debt designated as a net investment hedge for 2011, 2010 and 2009.

Cash Flow Hedges

	2011
(Dollars in millions, amounts pre-tax)	Gains (losses) Recognized in Accumulated OCI on Derivatives	Gains (losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios (2)	$(2,079)	$(1,392)	$(8)
Commodity price risk on forecasted purchases and sales	(3)	6	(3)
Price risk on restricted stock awards	(408)	(231)	—
Total	$(2,490)	$(1,617)	$(11)
Net investment hedges
Foreign exchange risk	$1,055	$384	$(572)

	2010
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$(1,876)	$(410)	$(30)
Commodity price risk on forecasted purchases and sales	32	25	11
Price risk on restricted stock awards	(97)	(33)	—
Price risk on equity investments included in available-for-sale securities	186	(226)	—
Total	$(1,755)	$(644)	$(19)
Net investment hedges
Foreign exchange risk	$(482)	$—	$(315)

	2009
Derivatives designated as cash flow hedges
Interest rate risk on variable rate portfolios	$502	$(1,293)	$71
Commodity price risk on forecasted purchases and sales	72	70	(2)
Price risk on equity investments included in available-for-sale securities	(332)	—	—
Total	$242	$(1,223)	$69
Net investment hedges
Foreign exchange risk	$(2,997)	$—	$(142)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)
Losses reclassified from accumulated OCI to the Consolidated Statement of Income include $38 million, $0 and $44 million in 2011, 2010 and 2009 related to the discontinuance of certain cash flow hedges because it was no longer probable that the original forecasted transaction would occur.

The Corporation entered into equity total return swaps to hedge a portion of RSUs granted to certain employees as part of their compensation in prior periods. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances, and certain awards may be settled in cash. These RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. From time to time, the Corporation may enter into equity derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of any RSUs that may be granted, if any, subject to similar or other terms and conditions. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on RSUs and related hedges, see Note 20 – Stock-based Compensation Plans.

Bank of America 173

Derivatives Accounted for as Economic Hedges
Derivatives accounted for as economic hedges, because either they did not qualify for or were not designated as accounting hedges, are used by the Corporation to reduce certain risk exposures. The table below presents gains (losses) on these derivatives for 2011, 2010 and 2009. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

Economic Hedges

(Dollars in millions)	2011	2010	2009
Price risk on mortgage banking production income (1, 2)	$2,852	$9,109	$8,898
Interest rate risk on mortgage banking servicing income (1)	3,612	3,878	(4,264)
Credit risk on loans (3)	30	(121)	(515)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	(48)	(2,080)	1,572
Other (5)	(329)	(109)	16
Total	$6,117	$10,677	$5,707

(1)	Gains (losses) on these derivatives are recorded in mortgage banking income.

(2)
Includes gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $3.8 billion, $8.7 billion and $8.4 billion for 2011, 2010 and 2009, respectively.

(3)	Gains (losses) on these derivatives are recorded in other income (loss).

(4)	The majority of the balance is related to the revaluation of economic hedges on foreign currency-denominated debt which is recorded in other income (loss).

(5)	Gains (losses) on these derivatives are recorded in other income (loss), and personnel expense for hedges of certain RSUs, for 2011 and 2010.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions, for principal trading purposes, and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Banking & Markets (GBAM) business segment. The related sales and trading revenue generated within GBAM is recorded in various income statement line items including trading account profits and net interest income as well as other revenue categories. However, the majority of income related to derivative instruments is recorded in trading account profits.
Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in other income (loss) on the Consolidated Statement of Income. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, all revenue is included in trading account profits. In transactions where the Corporation acts as agent, which includes exchange-traded futures and options, fees are recorded in other income (loss).
Gains (losses) on certain instruments, primarily loans, held in the GBAM business segment that are not considered trading instruments are excluded from sales and trading revenue in their entirety.

174 Bank of America 2011

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in GBAM, categorized by primary risk, for 2011, 2010 and 2009. The difference between total trading account profits in the table below and in the Consolidated Statement of Income relates to trading activities in business segments other than GBAM.

Sales and Trading Revenue

	2011
(Dollars in millions)	Trading Account Profits	Other Income (Loss) (1, 2)	Net Interest Income	Total
Interest rate risk	$2,118	$(40)	$923	$3,001
Foreign exchange risk	1,088	(65)	8	1,031
Equity risk	1,450	2,390	128	3,968
Credit risk	1,141	217	2,850	4,208
Other risk	630	(21)	(183)	426
Total sales and trading revenue	$6,427	$2,481	$3,726	$12,634

	2010
Interest rate risk	$2,005	$81	$658	$2,744
Foreign exchange risk	903	(63)	—	840
Equity risk	1,670	2,469	15	4,154
Credit risk	4,652	224	3,826	8,702
Other risk	366	101	(169)	298
Total sales and trading revenue	$9,596	$2,812	$4,330	$16,738

	2009
Interest rate risk	$3,143	$(23)	$1,134	$4,254
Foreign exchange risk	950	(3)	26	973
Equity risk	1,989	2,509	247	4,745
Credit risk	4,486	(2,956)	4,883	6,413
Other risk	1,100	53	(534)	619
Total sales and trading revenue	$11,668	$(420)	$5,756	$17,004

(1)	Represents investment and brokerage services and other income recorded in GBAM that the Corporation includes in its definition of sales and trading revenue.

(2)	Other income (loss) includes commissions and brokerage fee revenue of $2.3 billion and $2.4 billion for 2011 and 2010 included in equity risk.
Credit Derivatives
The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives derive value based on an underlying third-party referenced obligation or a portfolio of referenced obligations and generally require the Corporation, as the seller of credit protection, to make payments to a buyer upon the occurrence of a pre-defined credit event. Such credit events generally include bankruptcy of the referenced credit entity and failure to pay under the obligation, as well as acceleration of indebtedness and payment repudiation or moratorium. For credit derivatives based on a portfolio of referenced credits or credit indices, the Corporation may not be required to make payment until a specified amount of loss has occurred and/or may only be required to make payment up to a specified amount.

Bank of America 175

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2011 and 2010 are summarized in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

Credit Derivative Instruments

	December 31, 2011
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps
Investment grade	$795	$5,011	$17,271	$7,325	$30,402
Non-investment grade	4,236	11,438	18,072	26,339	60,085
Total	5,031	16,449	35,343	33,664	90,487
Total return swaps/other
Investment grade	—	—	30	1	31
Non-investment grade	522	2	33	128	685
Total	522	2	63	129	716
Total credit derivatives	$5,553	$16,451	$35,406	$33,793	$91,203
Credit-related notes (1)
Investment grade	$—	$5	$132	$1,925	$2,062
Non-investment grade	124	74	108	1,286	1,592
Total credit-related notes	$124	$79	$240	$3,211	$3,654
	Maximum Payout/Notional
Credit default swaps
Investment grade	$182,137	$401,914	$477,924	$127,570	$1,189,545
Non-investment grade	133,624	228,327	186,522	147,926	696,399
Total	315,761	630,241	664,446	275,496	1,885,944
Total return swaps/other
Investment grade	—	—	9,116	—	9,116
Non-investment grade	305	2,023	4,918	1,476	8,722
Total	305	2,023	14,034	1,476	17,838
Total credit derivatives	$316,066	$632,264	$678,480	$276,972	$1,903,782

	December 31, 2010
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps
Investment grade	$158	$2,607	$7,331	$14,880	$24,976
Non-investment grade	598	6,630	7,854	23,106	38,188
Total	756	9,237	15,185	37,986	63,164
Total return swaps/other
Investment grade	—	—	38	60	98
Non-investment grade	1	2	2	415	420
Total	1	2	40	475	518
Total credit derivatives	$757	$9,239	$15,225	$38,461	$63,682
Credit-related notes (1, 2)
Investment grade	$—	$136	$—	$3,525	$3,661
Non-investment grade	9	33	174	2,423	2,639
Total credit-related notes	$9	$169	$174	$5,948	$6,300
	Maximum Payout/Notional
Credit default swaps
Investment grade	$133,691	$466,565	$475,715	$275,434	$1,351,405
Non-investment grade	84,851	314,422	178,880	203,930	782,083
Total	218,542	780,987	654,595	479,364	2,133,488
Total return swaps/other
Investment grade	—	10	15,413	4,012	19,435
Non-investment grade	113	78	951	1,897	3,039
Total	113	88	16,364	5,909	22,474
Total credit derivatives	$218,655	$781,075	$670,959	$485,273	$2,155,962

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

(2)
For December 31, 2010, total credit-related note amounts have been revised from $3.6 billion (as previously reported) to $6.3 billion to reflect collateralized debt obligations and collateralized loan obligations held by certain consolidated VIEs.

176 Bank of America 2011

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
The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at December 31, 2011 was $48.0 billion and $1.0 trillion compared to $43.7 billion and $1.4 trillion at December 31, 2010.
Credit-related notes in the table on page 176 include investments in securities issued by CDO, collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 170, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
A majority of the Corporation’s derivative contracts contain credit risk related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2011 and 2010, the Corporation held cash and securities collateral of $87.7 billion and $86.1 billion, and posted cash and securities collateral of $86.5 billion and $66.9 billion in the normal course of business under derivative agreements.

In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure.
At December 31, 2011, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $5.0 billion. That amount includes collateral that could be required to be posted as a result of the downgrades by the rating agencies in 2011.
Some counterparties are able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2011, the current liability recorded for these derivative contracts was $947 million, against which the Corporation and certain subsidiaries had posted $1.0 billion of collateral.
In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a further downgrade of the Corporation’s or certain subsidiaries’ credit ratings, counterparties to those agreements may require the Corporation or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies. At December 31, 2011, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $1.6 billion comprised of $1.2 billion for BANA and approximately $375 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $1.1 billion in additional collateral comprised of $871 million for BANA and $269 million for Merrill Lynch and certain subsidiaries, would have been required.
Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2011 was $2.9 billion, against which $2.7 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2011 was an incremental $5.6 billion, against which $5.4 billion of collateral has been posted.
Derivative Valuation Adjustments
The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparties. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation

Bank of America 177

adjustment. All or a portion of these counterparty credit valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparties. During 2011 and 2010, credit valuation gains (losses) of $(1.9) billion and $731 million ($(606) million and $(8) million, net of hedges) for counterparty credit risk related to derivative assets were recognized in trading account profits. These credit valuation adjustments were primarily related to the Corporation’s monoline exposure. At December 31, 2011 and 2010, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $2.8 billion and $6.8 billion.
In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During 2011 and 2010, the Corporation recorded DVA gains of $1.4 billion and $331 million ($1.0 billion and $262 million, net of interest rate and foreign exchange hedges) in trading account profits for changes in the Corporation’s or its subsidiaries’ credit risk. At December 31, 2011 and 2010, the Corporation’s cumulative DVA reduced the derivative liabilities balance by $2.4 billion and $1.1 billion.

NOTE 5 Securities
The table below presents the amortized cost, gross unrealized gains and losses in accumulated OCI, and fair value of debt and marketable equity securities at December 31, 2011 and 2010.

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2011
U.S. Treasury and agency securities	$43,433	$242	$(811)	$42,864
Mortgage-backed securities:
Agency	138,073	4,511	(21)	142,563
Agency collateralized mortgage obligations	44,392	774	(167)	44,999
Non-agency residential (1)	14,948	301	(482)	14,767
Non-agency commercial	4,894	629	(1)	5,522
Non-U.S. securities	4,872	62	(14)	4,920
Corporate bonds	2,993	79	(37)	3,035
Other taxable securities, substantially all ABS	12,889	49	(60)	12,878
Total taxable securities	266,494	6,647	(1,593)	271,548
Tax-exempt securities	4,678	15	(90)	4,603
Total available-for-sale debt securities	$271,172	$6,662	$(1,683)	$276,151
Held-to-maturity debt securities (2)	35,265	181	(4)	35,442
Total debt securities	$306,437	$6,843	$(1,687)	$311,593
Available-for-sale marketable equity securities (3)	$65	$10	$(7)	$68
Available-for-sale debt securities, December 31, 2010
U.S. Treasury and agency securities	$49,413	$604	$(912)	$49,105
Mortgage-backed securities:
Agency	190,409	3,048	(2,240)	191,217
Agency collateralized mortgage obligations	36,639	401	(23)	37,017
Non-agency residential (1)	23,458	588	(929)	23,117
Non-agency commercial	6,167	686	(1)	6,852
Non-U.S. securities	4,054	92	(7)	4,139
Corporate bonds	5,157	144	(10)	5,291
Other taxable securities, substantially all ABS	15,514	39	(161)	15,392
Total taxable securities	330,811	5,602	(4,283)	332,130
Tax-exempt securities	5,687	32	(222)	5,497
Total available-for-sale debt securities	$336,498	$5,634	$(4,505)	$337,627
Held-to-maturity debt securities (2)	427	—	—	427
Total debt securities	$336,925	$5,634	$(4,505)	$338,054
Available-for-sale marketable equity securities (3)	$8,650	$10,628	$(13)	$19,265

(1)	At December 31, 2011 and 2010, includes approximately 89 percent and 90 percent prime bonds, nine percent and eight percent Alt-A bonds and two percent subprime bonds.

(2)	Substantially all U.S. agency securities.

(3)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.

178 Bank of America 2011

At December 31, 2011, the accumulated net unrealized gains on AFS debt securities included in accumulated OCI were $3.1 billion, net of the related income tax expense of $1.9 billion. At December 31, 2011 and 2010, the Corporation had nonperforming AFS debt securities of $140 million and $44 million.
The Corporation recorded OTTI losses on AFS debt securities for 2011 and 2010 as presented in the table below. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell the debt securities prior to recovery, the entire impairment is recorded in the Consolidated Statement of Income. For debt securities the Corporation does not intend or will not more-likely-

than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI. Balances in the table below exclude $9 million and $51 million of unrealized gains recorded in accumulated OCI related to these securities for 2011 and 2010.

Net Impairment Losses Recognized in Earnings

	2011
(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Non-U.S. Securities	Corporate Bonds	Other Taxable Securities	Total
Total OTTI losses (unrealized and realized)	$(348)	$(10)	$—	$—	$(2)	$(360)
Unrealized OTTI losses recognized in accumulated OCI	61	—	—	—	—	61
Net impairment losses recognized in earnings	$(287)	$(10)	$—	$—	$(2)	$(299)

	2010
Total OTTI losses (unrealized and realized)	$(1,305)	$(19)	$(276)	$(6)	$(568)	$(2,174)
Unrealized OTTI losses recognized in accumulated OCI	817	15	16	2	357	1,207
Net impairment losses recognized in earnings	$(488)	$(4)	$(260)	$(4)	$(211)	$(967)

	2009
Total OTTI losses (unrealized and realized)	$(2,240)	$(6)	$(360)	$(87)	$(815)	$(3,508)
Unrealized OTTI losses recognized in accumulated OCI	672	—	—	—	—	672
Net impairment losses recognized in earnings	$(1,568)	$(6)	$(360)	$(87)	$(815)	$(2,836)
The Corporation’s net impairment losses recognized in earnings consist of write-downs to fair value on AFS securities the Corporation has the intent to sell or will more-likely-than-not be required to sell and credit losses recognized on AFS and HTM securities the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell. The table below presents a rollforward of credit losses recognized in earnings on AFS debt securities these losses as of December 31, 2011 and 2010 that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized

(Dollars in millions)	2011	2010
Balance, January 1	$2,148	$3,155
Additions for credit losses recognized on debt securities that had no previous impairment losses	72	487
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	149	421
Reductions for debt securities sold or intended to be sold	(2,059)	(1,915)
Balance, December 31	$310	$2,148

The Corporation estimates the portion of loss attributable to credit using a discounted cash flow model and estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. The Corporation then determines how the underlying collateral cash flows will be distributed to each security issued from the structure. Expected principal and interest cash flows on an impaired AFS debt security are discounted using the effective yield of each individual impaired AFS debt security.
Significant assumptions used in the valuation of non-agency residential mortgage-backed securities (RMBS) were as follows at December 31, 2011.

Significant Valuation Assumptions

		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	10%	3%	22%
Loss severity	49	15	62
Life default rate	50	2	100

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Additionally, annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as LTV, creditworthiness of borrowers as measured using FICO scores and geographic concentrations. The weighted-average severity by collateral type was 43 percent for prime bonds, 50 percent for Alt-A bonds and 60 percent for subprime bonds at December 31, 2011. Additionally, default rates are projected by considering collateral characteristics including, but not limited to

Bank of America 179

LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 36 percent for prime bonds, 62 percent for Alt-A bonds and 72 percent for subprime bonds at December 31, 2011.

The table below presents the fair value and the associated gross unrealized losses on AFS securities with gross unrealized losses at December 31, 2011 and 2010, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

Temporarily impaired and Other-than-temporarily Impaired Securities

	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired available-for-sale debt securities at December 31, 2011
U.S. Treasury and agency securities	$—	$—	$38,269	$(811)	$38,269	$(811)
Mortgage-backed securities:
Agency	4,679	(13)	474	(8)	5,153	(21)
Agency collateralized mortgage obligations	11,448	(134)	976	(33)	12,424	(167)
Non-agency residential	2,112	(59)	3,950	(350)	6,062	(409)
Non-agency commercial	55	(1)	—	—	55	(1)
Non-U.S. securities	1,008	(13)	165	(1)	1,173	(14)
Corporate bonds	415	(29)	111	(8)	526	(37)
Other taxable securities	4,210	(41)	1,361	(19)	5,571	(60)
Total taxable securities	$23,927	$(290)	$45,306	$(1,230)	$69,233	$(1,520)
Tax-exempt securities	1,117	(25)	2,754	(65)	3,871	(90)
Total temporarily impaired available-for-sale debt securities	25,044	(315)	48,060	(1,295)	73,104	(1,610)
Temporarily impaired available-for-sale marketable equity securities	31	(1)	6	(6)	37	(7)
Total temporarily impaired available-for-sale securities	25,075	(316)	48,066	(1,301)	73,141	(1,617)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	158	(28)	489	(45)	647	(73)
Total temporarily impaired and other-than-temporarily impaired securities (2)	$25,233	$(344)	$48,555	$(1,346)	$73,788	$(1,690)

Temporarily impaired available-for-sale debt securities at December 31, 2010
U.S. Treasury and agency securities	$27,384	$(763)	$2,382	$(149)	$29,766	$(912)
Mortgage-backed securities:
Agency	85,517	(2,240)	—	—	85,517	(2,240)
Agency collateralized mortgage obligations	3,220	(23)	—	—	3,220	(23)
Non-agency residential	6,385	(205)	2,245	(274)	8,630	(479)
Non-agency commercial	47	(1)	—	—	47	(1)
Non-U.S. securities	—	—	70	(7)	70	(7)
Corporate bonds	465	(9)	22	(1)	487	(10)
Other taxable securities	3,414	(38)	46	(7)	3,460	(45)
Total taxable securities	$126,432	$(3,279)	$4,765	$(438)	$131,197	$(3,717)
Tax-exempt securities	2,325	(95)	568	(119)	2,893	(214)
Total temporarily impaired available-for-sale debt securities	128,757	(3,374)	5,333	(557)	134,090	(3,931)
Temporarily impaired available-for-sale marketable equity securities	7	(2)	19	(11)	26	(13)
Total temporarily impaired available-for-sale securities	128,764	(3,376)	5,352	(568)	134,116	(3,944)
Other-than-temporarily impaired available-for-sale debt securities (1)
Mortgage-backed securities:
Non-agency residential	128	(11)	530	(439)	658	(450)
Other taxable securities	—	—	223	(116)	223	(116)
Tax-exempt securities	68	(8)	—	—	68	(8)
Total temporarily impaired and other-than-temporarily impaired securities (2)	$128,960	$(3,395)	$6,105	$(1,123)	$135,065	$(4,518)

(1)	Includes other-than-temporarily impaired AFS debt securities on which a portion of the OTTI loss remains in OCI.

(2)	At December 31, 2011 and 2010, the amortized cost of approximately 3,800 and 8,500 AFS securities exceeded their fair value by $1.7 billion and $4.5 billion.

180 Bank of America 2011

The amortized cost and fair value of the Corporation’s investment in AFS and held-to-maturity debt securities from FNMA, the Government National Mortgage Association (GNMA), FHLMC and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at December 31, 2011 and 2010 are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders’ Equity

	December 31
	2011		2010
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$87,898	$89,243	$123,662	$123,107
Government National Mortgage Association	102,960	106,200	72,863	74,305
Freddie Mac	26,617	27,129	30,523	30,822
U.S. Treasury securities	39,946	39,164	46,576	46,081

The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at December 31, 2011 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Debt Securities Maturities

	December 31, 2011
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$556	4.90%	$767	5.40%	$2,377	5.30%	$39,733	2.70%	$43,433	2.80%
Mortgage-backed securities:
Agency	24	4.40	54,675	3.30	58,686	3.60	24,688	3.40	138,073	3.50
Agency-collateralized mortgage obligations	57	0.70	35,709	2.50	8,606	3.80	20	1.10	44,392	2.70
Non-agency residential	2,758	4.30	9,900	5.10	1,775	4.70	515	3.30	14,948	4.80
Non-agency commercial	227	4.90	4,484	6.80	64	6.80	119	7.60	4,894	6.80
Non-U.S. securities	2,271	0.50	2,429	4.80	172	2.50	—	—	4,872	4.70
Corporate bonds	586	1.70	1,353	2.10	901	2.40	153	1.20	2,993	2.10
Other taxable securities	2,228	1.20	7,364	1.30	1,811	1.90	1,486	1.10	12,889	1.40
Total taxable securities	8,707	2.37	116,681	3.25	74,392	3.65	66,714	2.93	266,494	3.29
Tax-exempt securities	54	2.40	1,046	1.80	857	2.40	2,721	0.30	4,678	1.04
Total amortized cost of AFS debt securities	$8,761	2.37	$117,727	3.23	$75,249	3.63	$69,435	2.83	$271,172	3.25
Total amortized cost of held-to-maturity debt securities (2)	$9	3.00	$60	2.90	$9,199	2.90	$25,997	3.00	$35,265	3.00
Fair value of AFS debt securities
U.S. Treasury and agency securities	$558		$794		$2,580		$38,932		$42,864
Mortgage-backed securities:
Agency	25		56,084		61,170		25,284		142,563
Agency-collateralized mortgage obligations	58		36,057		8,864		20		44,999
Non-agency residential	2,736		9,851		1,698		482		14,767
Non-agency commercial	229		5,079		72		142		5,522
Non-U.S. securities	2,270		2,476		174		—		4,920
Corporate bonds	590		1,354		945		146		3,035
Other taxable securities	2,228		7,373		1,796		1,481		12,878
Total taxable securities	8,694		119,068		77,299		66,487		271,548
Tax-exempt securities	54		1,040		853		2,656		4,603
Total fair value of AFS debt securities	$8,748		$120,108		$78,152		$69,143		$276,151
Total fair value of held-to-maturity debt securities (2)	$9		$60		$9,243		$26,130		$35,442

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts and excludes the effect of related hedging derivatives.

(2)	Substantially all U.S. agency securities.

Bank of America 181

The gross realized gains and losses on sales of AFS debt securities for 2011, 2010 and 2009 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2011	2010	2009
Gross gains	$3,685	$3,995	$5,047
Gross losses	(311)	(1,469)	(324)
Net gains on sales of AFS debt securities	$3,374	$2,526	$4,723
Income tax expense attributable to realized net gains on sales of AFS debt securities	$1,248	$935	$1,748
Certain Corporate and Strategic Investments
At December 31, 2011 and 2010, the Corporation owned 2.0 billion shares and 25.6 billion shares representing approximately one percent and 10 percent of China Construction Bank Corporation (CCB). During 2011, the Corporation sold shares of CCB and in connection therewith recorded gains of $6.5 billion. Sales restrictions on the remaining 2.0 billion CCB shares continue until August 2013 and accordingly these shares are carried at cost. At December 31, 2011 and 2010, the cost basis of the

Corporation’s total investment in CCB was $716 million and $9.2 billion, the carrying value was $716 million and $19.7 billion and the fair value was $1.4 billion and $20.8 billion. This investment is recorded in other assets. Dividend income on this investment is recorded in equity investment income and during 2011 and 2010, the Corporation recorded dividends of $836 million and $535 million from CCB. The strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas, remains in place.
During 2011, the Corporation sold its remaining ownership interest of approximately 13.6 million preferred shares, or seven percent of BlackRock, Inc. The investment was recorded in other assets at cost. In connection with the sale, the Corporation recorded a gain of $377 million.
During 2011, the Corporation recorded $1.1 billion of impairment charges on its investment in a merchant services joint venture. The joint venture had a carrying value of $3.4 billion and $4.7 billion at December 31, 2011 and 2010 with the reduction in carrying value primarily the result of the impairment charges. The impairment charges were based on the ongoing financial performance of the joint venture and updated forecasts of its long-term financial performance. For additional information, see Note 14 – Commitments and Contingencies.

182 Bank of America 2011

NOTE 6 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis at December 31, 2011 and 2010.
The Legacy Asset Servicing portfolio, as shown in the table below, is a separately managed legacy mortgage portfolio. Legacy Asset Servicing, which was created on January 1, 2011 in connection with the re-alignment of the Consumer Real Estate Services (CRES) business segment, is responsible for servicing loans on its balance sheet and for others including loans held in other business segments and All Other. This includes servicing and managing the runoff and exposures related to selected residential mortgages and home equity loans, including discontinued real estate products, Countrywide PCI loans and certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011. Since making the determination of the pool of loans to be included in the Legacy Asset Servicing portfolio, the criteria have not changed for this portfolio; however, the criteria will continue to be evaluated over time.

	December 31, 2011
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,151	$751	$3,017	$5,919	$172,418	$—		$178,337
Home equity	260	155	429	844	66,211	—		67,055
Legacy Asset Servicing portfolio
Residential mortgage	3,195	2,174	32,167	37,536	36,451	9,966		83,953
Home equity	845	508	1,735	3,088	42,578	11,978		57,644
Discontinued real estate (6)	65	24	351	440	798	9,857		11,095
Credit card and other consumer
U.S. credit card	981	772	2,070	3,823	98,468	—		102,291
Non-U.S. credit card	148	120	342	610	13,808	—		14,418
Direct/Indirect consumer (7)	805	338	779	1,922	87,791	—		89,713
Other consumer (8)	55	21	17	93	2,595	—		2,688
Total consumer loans	8,505	4,863	40,907	54,275	521,118	31,801		607,194
Consumer loans accounted for under the fair value option (9)							$2,190	2,190
Total consumer	8,505	4,863	40,907	54,275	521,118	31,801	2,190	609,384
Commercial
U.S. commercial	272	83	2,249	2,604	177,344	—		179,948
Commercial real estate (10)	133	44	3,887	4,064	35,532	—		39,596
Commercial lease financing	78	13	40	131	21,858	—		21,989
Non-U.S. commercial	24	—	143	167	55,251	—		55,418
U.S. small business commercial	142	100	331	573	12,678	—		13,251
Total commercial loans	649	240	6,650	7,539	302,663	—		310,202
Commercial loans accounted for under the fair value option (9)							6,614	6,614
Total commercial	649	240	6,650	7,539	302,663	—	6,614	316,816
Total loans and leases	$9,154	$5,103	$47,557	$61,814	$823,781	$31,801	$8,804	$926,200
Percentage of outstandings	0.99%	0.55%	5.13%	6.67%	88.95%	3.43%	0.95%

(1)
Home loans includes $3.6 billion of fully-insured loans, $770 million of nonperforming loans and $119 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of accounting guidance on PCI loans effective January 1, 2010.

(2)
Home loans includes $21.2 billion of fully-insured loans and $378 million of TDRs that were removed from the Countrywide PCI loan portfolio prior to the adoption of accounting guidance on PCI loans effective January 1, 2010.

(3)	Home loans includes $1.8 billion of nonperforming loans as all principal and interest are not current or the loans are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgages of $85 million at December 31, 2011.

(6)	Total outstandings includes $9.9 billion of pay option loans and $1.2 billion of subprime loans at December 31, 2011. The Corporation no longer originates these products.

(7)
Total outstandings includes dealer financial services loans of $43.0 billion, consumer lending loans of $8.0 billion, U.S. securities-based lending margin loans of $23.6 billion, student loans of $6.0 billion, non-U.S. consumer loans of $7.6 billion and other consumer loans of $1.5 billion at December 31, 2011.

(8)	Total outstandings includes consumer finance loans of $1.7 billion, other non-U.S. consumer loans of $929 million and consumer overdrafts of $103 million at December 31, 2011.

(9)
Certain consumer loans are accounted for under the fair value option and include residential mortgage loans of $906 million and discontinued real estate loans of $1.3 billion at December 31, 2011. Certain commercial loans are accounted for under the fair value option and include U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $4.4 billion at December 31, 2011. See Note 22 – Fair Value Measurements and Note 23 – Fair Value Option for additional information.

(10)	Total outstandings includes U.S. commercial real estate loans of $37.8 billion and non-U.S. commercial real estate loans of $1.8 billion at December 31, 2011.

Bank of America 183

	December 31, 2010
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$1,160	$236	$1,255	$2,651	$164,276	$—		$166,927
Home equity	186	12	105	303	71,216	—		71,519
Legacy Asset Servicing portfolio
Residential mortgage	3,999	2,879	31,985	38,863	41,591	10,592		91,046
Home equity	1,096	792	2,186	4,074	49,798	12,590		66,462
Discontinued real estate (6)	68	39	419	526	930	11,652		13,108
Credit card and other consumer
U.S. credit card	1,398	1,195	3,320	5,913	107,872	—		113,785
Non-U.S. credit card	439	316	599	1,354	26,111	—		27,465
Direct/Indirect consumer (7)	1,086	522	1,104	2,712	87,596	—		90,308
Other consumer (8)	65	25	50	140	2,690	—		2,830
Total consumer	9,497	6,016	41,023	56,536	552,080	34,834		643,450
Commercial
U.S. commercial	432	222	3,689	4,343	171,241	2		175,586
Commercial real estate (9)	250	70	5,876	6,196	43,036	161		49,393
Commercial lease financing	82	18	135	235	21,707	—		21,942
Non-U.S. commercial	25	2	239	266	31,722	41		32,029
U.S. small business commercial	189	158	529	876	13,843	—		14,719
Total commercial loans	978	470	10,468	11,916	281,549	204		293,669
Commercial loans accounted for under the fair value option (10)							$3,321	3,321
Total commercial	978	470	10,468	11,916	281,549	204	3,321	296,990
Total loans and leases	$10,475	$6,486	$51,491	$68,452	$833,629	$35,038	$3,321	$940,440
Percentage of outstandings	1.11%	0.69%	5.48%	7.28%	88.64%	3.73%	0.35%

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

(7)
Total outstandings includes dealer financial services loans of $43.3 billion, consumer lending loans of $12.4 billion, U.S. securities-based lending margin loans of $16.6 billion, student loans of $6.8 billion, non-U.S. consumer loans of $8.0 billion and other consumer loans of $3.2 billion at December 31, 2010.

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

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $783 million and $1.1 billion at December 31, 2011 and 2010. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles. Accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At December 31, 2011 and 2010, the Corporation had a receivable of $359 million and $722 million from these vehicles for reimbursement of losses, and principal of $23.9 billion and

$53.9 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.
In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on principal totaling $23.8 billion and $12.9 billion at December 31, 2011 and 2010, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
The Credit Quality table presents the Corporation’s nonperforming loans and leases including nonperforming TDRs and loans accruing past due 90 days or more at December 31, 2011 and 2010. Nonperforming loans and leases exclude performing TDRs and loans accounted for under the fair value option. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value.

184 Bank of America 2011

In addition, PCI loans, consumer credit card loans, business card loans and in general consumer loans not secured by real estate, including renegotiated loans, are not considered nonperforming and are therefore excluded from nonperforming loans and leases in the table below. Real estate-secured past due consumer fully-

insured loans are reported as performing since the principal repayment is insured. See Note 1 – Summary of Significant Accounting Principles for further information on the criteria for classification as nonperforming.

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	December 31		December 31
(Dollars in millions)	2011	2010	2011	2010
Home loans
Core portfolio
Residential mortgage (1)	$2,414	$1,510	$883	$16
Home equity	439	107	—	—
Legacy Asset Servicing portfolio
Residential mortgage (1)	13,556	16,181	20,281	16,752
Home equity	2,014	2,587	—	—
Discontinued real estate	290	331	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	2,070	3,320
Non-U.S. credit card	n/a	n/a	342	599
Direct/Indirect consumer	40	90	746	1,058
Other consumer	15	48	2	2
Total consumer	18,768	20,854	24,324	21,747
Commercial
U.S. commercial	2,174	3,453	75	236
Commercial real estate	3,880	5,829	7	47
Commercial lease financing	26	117	14	18
Non-U.S. commercial	143	233	—	6
U.S. small business commercial	114	204	216	325
Total commercial	6,337	9,836	312	632
Total consumer and commercial	$25,105	$30,690	$24,636	$22,379

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2011 and 2010, residential mortgage includes $17.0 billion and $8.3 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $4.2 billion and $8.5 billion of loans on which interest is still accruing.

n/a = not applicable

Included in certain loan categories in nonperforming loans and leases in the table above are TDRs that are classified as nonperforming. At December 31, 2011 and 2010, the Corporation had $4.7 billion and $3.0 billion of residential mortgages, $539 million and $535 million of home equity, $97 million and $75 million of discontinued real estate, $531 million and $175 million of U.S. commercial, $1.1 billion and $770 million of commercial real estate and $38 million and $7 million of non-U.S. commercial loans that were TDRs and classified as nonperforming.
Credit Quality Indicators
The Corporation monitors credit quality within its three portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles. Within the home loans portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, refreshed quarterly. Home equity loans are evaluated using CLTV which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, refreshed quarterly. Refreshed FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. Refreshed FICO score is also a primary credit quality indicator for the credit card and other consumer portfolio segment and the business card portfolio within U.S. small business commercial. The Corporation’s commercial loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

Bank of America 185

The following tables present certain credit quality indicators for the Corporation’s home loans, credit card and other consumer loans, and commercial loan portfolio segments, by class of financing receivables, at December 31, 2011 and 2010.

Home Loans - Credit Quality Indicators (1)

	December 31, 2011
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Asset Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Asset Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Asset Servicing Discontinued Real Estate (2)		Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$80,032	$20,450	$3,821	$46,646	$17,354	$2,253	$895		$5,953
Greater than 90 percent but less than 100 percent	11,838	5,847	1,468	6,988	4,995	1,077	122		1,191
Greater than 100 percent	17,673	22,630	4,677	13,421	23,317	8,648	221		2,713
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—		—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	—	$9,857
Refreshed FICO score
Less than 620	$7,020	$17,337	$3,749	$4,148	$8,990	$3,203	$548		$5,968
Greater than or equal to 620	102,523	31,590	6,217	62,907	36,676	8,775	690		3,889
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—		—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238		$9,857

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value gross of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer - Credit Quality Indicators

	December 31, 2011
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$8,172	$—	$3,325	$802
Greater than or equal to 620	94,119	—	46,981	854
Other internal credit metrics (2, 3, 4)	—	14,418	39,407	1,032
Total credit card and other consumer	$102,291	$14,418	$89,713	$2,688

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $31.1 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $6.0 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the select European countries’ credit card portfolios which are evaluated using internal credit metrics, including delinquency status. At December 31, 2011, 96 percent of this portfolio was current or less than 30 days past due, two percent was 30-89 days past due and two percent was 90 days or more past due.

Commercial - Credit Quality Indicators (1)

	December 31, 2011
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk Ratings
Pass rated	$169,599	$28,602	$20,850	$53,945	$2,392
Reservable criticized	10,349	10,994	1,139	1,473	836
Refreshed FICO score (3)
Less than 620					562
Greater than or equal to 620					4,674
Other internal credit metrics (3, 4)					4,787
Total commercial credit	$179,948	$39,596	$21,989	$55,418	$13,251

(1)	Excludes $6.6 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $491 million of criticized business card and small business loans which are evaluated using FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2011, 97 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

186 Bank of America 2011

Home Loans - Credit Quality Indicators

	December 31, 2010
(Dollars in millions)	Core Portfolio Residential Mortgage (1)	Legacy Asset Servicing Residential Mortgage (1)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (1)	Legacy Asset Servicing Home Equity (1)	Countrywide Hone Equity PCI	Legacy Asset Servicing Discontinued Real Estate (1)		Countrywide Discontinued Real Estate PCI
Refreshed LTV (2)
Less than 90 percent	$95,874	$21,357	$3,710	$51,555	$22,125	$2,313	$1,033		$6,713
Greater than 90 percent but less than 100 percent	11,581	8,234	1,664	7,534	6,504	1,215	155		1,319
Greater than 100 percent	14,047	29,043	5,218	12,430	25,243	9,062	268		3,620
Fully-insured loans (3)	45,425	21,820	—	—	—	—	—		—
Total home loans	$166,927	$80,454	$10,592	$71,519	$53,872	$12,590	$1,456	—	$11,652
Refreshed FICO score
Less than 620	$5,193	$22,126	$4,016	$3,932	$11,562	$3,206	$663		$7,168
Greater than or equal to 620	116,309	36,508	6,576	67,587	42,310	9,384	793		4,484
Fully-insured loans (3)	45,425	21,820	—	—	—	—	—		—
Total home loans	$166,927	$80,454	$10,592	$71,519	$53,872	$12,590	$1,456	—	$11,652

(1)	Excludes Countrywide PCI loans.

(2)	Refreshed LTV percentages for PCI loans are calculated using the carrying value gross of the related valuation allowance.

(3)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer - Credit Quality Indicators

	December 31, 2010
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$14,159	$631	$6,748	$979
Greater than or equal to 620	99,626	7,528	48,209	961
Other internal credit metrics (2, 3, 4)	—	19,306	35,351	890
Total credit card and other consumer	$113,785	$27,465	$90,308	$2,830

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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

Commercial - Credit Quality Indicators (1)

	December 31, 2010
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk Ratings
Pass rated	$160,154	$29,757	$20,754	$30,180	$3,139
Reservable criticized	15,432	19,636	1,188	1,849	988
Refreshed FICO score (3)
Less than 620					888
Greater than or equal to 620					5,083
Other internal credit metrics (3, 4)					4,621
Total commercial credit	$175,586	$49,393	$21,942	$32,029	$14,719

(1)	Includes $204 million of PCI loans in the commercial portfolio segment and excludes $3.3 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $690 million of criticized business card and small business loans which are evaluated using FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2010, 95 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Bank of America 187

Impaired Loans and Troubled Debt Restructurings
A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, all TDRs, and the renegotiated credit card and other consumer TDR portfolio (the renegotiated credit card and other consumer TDR portfolio, collectively, the renegotiated TDR portfolio). Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 194.
Home Loans
Impaired home loans within the home loans portfolio segment consist entirely of TDRs. Excluding PCI loans, substantially all modifications of home loans meet the definition of TDRs. Modifications of home loans are done in accordance with the government’s Making Home Affordable Program (modifications under government programs) or the Corporation’s proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness or combinations thereof.
Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers under both government and proprietary programs. Trial modifications generally represent a three- to four-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, the Corporation and the borrower enter into a permanent modification. In accordance with new accounting guidance effective in 2011, a loan is classified as a TDR when a binding offer is extended to borrowers to enter into a trial modification. At December 31, 2011, the Corporation classified as TDRs $2.6 billion of home loans that were participating in or had been offered a binding trial modification. These home loans TDRs had an aggregate allowance of $154 million at December 31, 2011. Approximately 55 percent of all loans that entered into a trial modification during 2011 became permanent modifications as of December 31, 2011.
In accordance with applicable accounting guidance, home loans are not classified as impaired loans unless they have been designated as a TDR. Once such a loan has been designated as a TDR, it is then individually assessed for impairment. Home loan

TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan’s original effective interest rate. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, home loan TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Home loans that reached 180 days past due prior to modification would have been charged-off to their net realizable value before they were modified as TDRs in accordance with established policy. Therefore, the modification of home loans that are 180 or more days past due as TDRs does not have an impact on the allowance for credit losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for credit losses on the outstanding principal balance, even after they have been modified in a TDR.
The net present value of the estimated cash flows is based on model-driven estimates of projected payments, prepayments, defaults and loss-given-default (LGD). Using statistical modeling methodologies, the Corporation estimates the probability that a loan will default prior to maturity based on the attributes of each loan. The factors that are most relevant to the probability of default are the refreshed LTV or in the case of a subordinated lien, refreshed CLTV, borrower credit score, months since origination (i.e., vintage) and geography. Each of these factors is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). Severity (or LGD) is estimated based on the refreshed LTV for the first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation’s historical experience, but are adjusted to reflect an assessment of environmental factors that may not be reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs, a loan’s default history prior to modification and the change in borrower payments post-modification.
At December 31, 2011 and 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $2.0 billion and $1.2 billion at December 31, 2011 and 2010.

188 Bank of America 2011

The table below presents impaired loans in the Corporation’s home loans portfolio segment at December 31, 2011 and 2010. The impaired home loans table below includes primarily loans managed by Legacy Asset Servicing. Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value.

Impaired Loans – Home Loans

	December 31, 2011			2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$10,907	$8,168	n/a	$6,285	$233
Home equity	1,747	479	n/a	442	23
Discontinued real estate	421	240	n/a	222	8
With an allowance recorded
Residential mortgage	$12,296	$11,119	$1,295	$9,379	$319
Home equity	1,551	1,297	622	1,357	34
Discontinued real estate	213	159	29	173	6
Total
Residential mortgage	$23,203	$19,287	$1,295	$15,664	$552
Home equity	3,298	1,776	622	1,799	57
Discontinued real estate	634	399	29	395	14

	December 31, 2010			2010
With no recorded allowance
Residential mortgage	$5,493	$4,382	n/a	$4,429	$184
Home equity	1,411	437	n/a	493	21
Discontinued real estate	361	218	n/a	219	8
With an allowance recorded
Residential mortgage	$8,593	$7,406	$1,154	$5,226	$196
Home equity	1,521	1,284	676	1,509	23
Discontinued real estate	247	177	41	170	7
Total
Residential mortgage	$14,086	$11,788	$1,154	$9,655	$380
Home equity	2,932	1,721	676	2,002	44
Discontinued real estate	608	395	41	389	15

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

n/a = not applicable

The table below presents the December 31, 2011 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during 2011, along with net charge-offs that were recorded during 2011. The table below consists primarily of TDRs managed by Legacy Asset Servicing.

Home Loans - TDRs Entered into During 2011

	December 31, 2011		2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-modification Interest Rate	Post-modification Interest Rate	Net Charge-offs
Residential mortgage	$10,293	$8,872	6.03%	5.28%	$188
Home equity	899	480	7.05	5.79	184
Discontinued real estate	89	59	7.42	5.94	3
Total	$11,281	$9,411	6.12	5.33	$375

Bank of America 189

The table below presents the December 31, 2011 carrying value for home loans which were modified in a TDR during 2011. The table below consists primarily of TDRs managed by Legacy Asset Servicing.

Home Loans - Modification Programs

	TDRs Entered into During 2011
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$969	$181	$9	$1,159
Principal and/or interest forbearance	179	36	2	217
Other modifications (1)	18	3	—	21
Total modifications under government programs	1,166	220	11	1,397

Modifications under proprietary programs
Contractual interest rate reduction	3,441	83	20	3,544
Capitalization of past due amounts	381	1	2	384
Principal and/or interest forbearance	845	47	7	899
Other modifications (1)	405	33	1	439
Total modifications under proprietary programs	5,072	164	30	5,266
Trial modifications (2)	2,634	96	18	2,748
Total modifications	$8,872	$480	$59	$9,411

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes $187 million of trial modifications that were considered TDRs prior to the application of new accounting guidance that was effective in 2011.

The table below presents the carrying value of loans that entered into payment default during 2011 and that were modified in a TDR during the 12 months preceding payment default. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans - Payment Default

	2011
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs	$348	$1	$2	$351
Modifications under proprietary programs	2,068	42	11	2,121
Trial modifications	1,011	15	5	1,031
Total modifications	$3,427	$58	$18	$3,503
Credit Card and Other Consumer
The credit card and other consumer portfolio segment includes impaired loans that have been modified as a TDR. The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal laws and guidelines. Substantially all of the Corporation’s credit card and other consumer loan modifications involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In all cases, the customer’s available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies which provide solutions to customers’ entire unsecured debt structures (external programs).
All credit card and other consumer loans not secured by real estate, including modified loans, remain on accrual status until the loan is either charged-off or paid in full. The allowance for impaired credit card loans is based on the present value of projected cash flows discounted using the portfolio’s average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Prior to modification, credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including but not limited to historical loss experience, delinquencies, economic trends and credit scores.

190 Bank of America 2011

The table below provides information on the Corporation’s renegotiated TDR portfolio. At December 31, 2011 and 2010, the renegotiated TDR portfolio was considered impaired and had a related allowance as shown in the table below.

Impaired Loans – Credit Card and Other Consumer – Renegotiated TDRs

	December 31, 2011			2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Average Carrying Value	Interest Income Recognized (2)
With an allowance recorded
U.S. credit card	$5,272	$5,305	$1,570	$7,211	$433
Non-U.S. credit card	588	597	435	759	6
Direct/Indirect consumer	1,193	1,198	405	1,582	85

	December 31, 2010			2010
With an allowance recorded
U.S. credit card	$8,680	$8,766	$3,458	$10,549	$621
Non-U.S. credit card	778	797	506	973	21
Direct/Indirect consumer	1,846	1,858	822	2,126	111

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

The table below provides information on the Corporation’s primary modification programs for the renegotiated TDR portfolio at December 31, 2011 and 2010.

Credit Card and Other Consumer – Renegotiated TDR Portfolio by Program Type

	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
	December 31		December 31		December 31		December 31		December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
U.S. credit card	$3,788	$6,592	$1,436	$1,927	$81	$247	$5,305	$8,766	78.97%	77.66%
Non-U.S. credit card	218	282	113	176	266	339	597	797	54.02	58.86
Direct/Indirect consumer	784	1,222	392	531	22	105	1,198	1,858	80.01	78.81
Total renegotiated TDR loans	$4,790	$8,096	$1,941	$2,634	$369	$691	$7,100	$11,421	77.05	76.51

(1)	Other programs include ineligible U.K. credit card and other consumer loans.

At December 31, 2011 and 2010, the Corporation had a renegotiated TDR portfolio of $7.1 billion and $11.4 billion of which $5.5 billion was current or less than 30 days past due under the modified terms at December 31, 2011. The renegotiated TDR portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming. Instead, these loans are charged off no later than the end of the month in which the loan becomes

180 days past due.
The table below provides information on the Corporation’s renegotiated TDR portfolio including the unpaid principal balance and carrying value of loans that were modified in TDRs during 2011, along with charge-offs that were recorded during 2011. The table also presents the average pre- and post-modification interest rate.

Credit Card and Other Consumer – Renegotiated TDRs Entered into During 2011

	December 31, 2011		2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-modification Interest Rate	Post-modification Interest Rate	Net Charge-offs
U.S. credit card	$890	$902	19.04%	6.16%	$44
Non-U.S. credit card	305	322	26.32	1.04	126
Direct/Indirect consumer	198	199	15.63	5.22	10
Total	$1,393	$1,423	20.20	4.87	$180

(1)	Includes accrued interest and fees.

Bank of America 191

The table below provides information on the Corporation’s primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during 2011.

Credit Card and Other Consumer – Renegotiated TDRs by Program Type

	Renegotiated TDRs Entered into During 2011
	December 31, 2011
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$492	$407	$3	$902
Non-U.S. credit card	163	158	1	322
Direct/Indirect consumer	112	87	—	199
Total renegotiated TDR loans	$767	$652	$4	$1,423

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan losses for impaired credit card and other consumer loans. Loans that entered into payment default during 2011 and that had been modified in a TDR during the 12 months preceding payment default were $863 million for U.S. credit card, $409 million for non-U.S. credit card and $180 million for direct/indirect consumer.
Commercial Loans
Impaired commercial loans, which include nonperforming loans and TDRs (both performing and nonperforming) are primarily measured based on the present value of payments expected to be received, discounted at the loan’s original effective interest rate. Commercial impaired loans may also be measured based on observable market prices or, for loans that are solely dependent on the collateral for repayment, the estimated fair value of collateral less estimated costs to sell. If the carrying value of a loan exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses.
Modifications of loans to commercial borrowers that are experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing the borrower with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique and reflects the individual circumstances of the borrower. Modifications that result in a TDR may include extensions of maturity at a concessionary (below market) rate of interest, payment forbearances or other actions designed to benefit the customer while mitigating the Corporation’s risk exposure. Reductions in interest rates are rare. Instead, the interest rates are typically increased, although the increased rate may not represent a market rate of interest. Infrequently, concessions may also include principal forgiveness in connection with foreclosure, short sale or other settlement agreements leading to termination or sale of the loan.
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
At December 31, 2011 and 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $612 million and $725 million at December 31, 2011 and 2010.

192 Bank of America 2011

The table below presents impaired loans in the Corporation’s commercial loan portfolio at December 31, 2011 and 2010. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

	December 31, 2011			2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
U.S. commercial	$1,482	$985	n/a	$774	$7
Commercial real estate	2,587	2,095	n/a	1,994	7
Non-U.S. commercial	216	101	n/a	101	—
U.S. small business commercial (2)	—	—	n/a	—	—
With an allowance recorded
U.S. commercial	$2,654	$1,987	$232	$2,422	$13
Commercial real estate	3,329	2,384	135	3,309	19
Non-U.S. commercial	308	58	6	76	3
U.S. small business commercial (2)	531	503	172	666	23
Total
U.S. commercial	$4,136	$2,972	$232	$3,196	$20
Commercial real estate	5,916	4,479	135	5,303	26
Non-U.S. commercial	524	159	6	177	3
U.S. small business commercial (2)	531	503	172	666	23

	December 31, 2010			2010
With no recorded allowance
U.S. commercial	$968	$441	n/a	$547	$3
Commercial real estate	2,655	1,771	n/a	1,736	8
Non-U.S. commercial	46	28	n/a	9	—
U.S. small business commercial (2)	—	—	n/a	—	—
With an allowance recorded
U.S. commercial	$3,891	$3,193	$336	$3,389	$36
Commercial real estate	5,682	4,103	208	4,813	29
Non-U.S. commercial	572	217	91	190	—
U.S. small business commercial (2)	935	892	445	1,028	34
Total
U.S. commercial	$4,859	$3,634	$336	$3,936	$39
Commercial real estate	8,337	5,874	208	6,549	37
Non-U.S. commercial	618	245	91	199	—
U.S. small business commercial (2)	935	892	445	1,028	34

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.
n/a = not applicable

Bank of America 193

The Commercial table below presents the December 31, 2011 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during 2011, along with charge-offs that were recorded during 2011. As a result of the retrospective application of new accounting guidance on TDRs, the Corporation classified as TDRs $1.1 billion of commercial loan modifications. See Note 1 – Summary of Significant Accounting Principles for additional information.

Commercial - TDRs Entered into During 2011

	December 31, 2011		2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S commercial	$1,381	$1,211	$74
Commercial real estate	1,604	1,333	152
Non-U.S. commercial	44	44	—
U.S. small business commercial	58	59	10
Total	$3,087	$2,647	$236

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan losses. TDRs that were in payment default at December 31, 2011 had a carrying value of $164 million for U.S. commercial, $446 million for commercial real estate and $68 million for U.S. small business commercial.
Purchased Credit-impaired Loans
PCI loans are acquired loans with evidence of credit quality deterioration since origination for which it is probable at purchase date that the Corporation will be unable to collect all contractually required payments. PCI loans are pooled based on similar characteristics and evaluated for impairment on a pool basis. The Corporation estimates impairment on its PCI loan portfolio in accordance with applicable accounting guidance on contingencies which involves estimating the expected cash flows of each pool using internal credit risk, interest rate and prepayment risk models. The key assumptions used in the models include the Corporation’s estimate of default rates, loss severity and prepayment speeds. The carrying value and valuation allowance for Countrywide consumer PCI loans are presented together with the allowance for loan and lease losses. See Note 7 – Allowance for Credit Losses for additional information.
The table below shows activity for the accretable yield on Countrywide consumer PCI loans. The $912 million reclassification from nonaccretable difference during 2011 is primarily due to an increase in the expected life of the PCI loans. The reclassification did not increase the annual yield but, as a result of estimated slower prepayment speeds, added additional interest periods to the expected cash flows.

Rollforward of Accretable Yield

(Dollars in millions)
Accretable yield, January 1, 2010	$7,317
Accretion	(1,704)
Disposals/transfers	(124)
Reclassifications to nonaccretable difference	(8)
Accretable yield, December 31, 2010	5,481
Accretion	(1,285)
Disposals/transfers	(118)
Reclassifications from nonaccretable difference	912
Accretable yield, December 31, 2011	$4,990
Loans Held-for-Sale
The Corporation had LHFS of $13.8 billion and $35.1 billion at December 31, 2011 and 2010. Proceeds from sales, securitizations and paydowns of LHFS were $147.5 billion, $281.7 billion and $365.1 billion for 2011, 2010 and 2009. Proceeds used for originations and purchases of LHFS were $118.2 billion, $263.0 billion and $369.4 billion for 2011, 2010 and 2009.

194 Bank of America 2011

NOTE 7 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses for 2011, 2010 and 2009.

	2011
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total Allowance
Allowance for loan and lease losses, January 1	$19,252	$15,463	$7,170	$41,885
Loans and leases charged off	(9,291)	(12,247)	(3,204)	(24,742)
Recoveries of loans and leases previously charged off	894	2,124	891	3,909
Net charge-offs	(8,397)	(10,123)	(2,313)	(20,833)
Provision for loan and lease losses	10,300	4,025	(696)	13,629
Other	(76)	(796)	(26)	(898)
Allowance for loan and lease losses, December 31	21,079	8,569	4,135	33,783
Reserve for unfunded lending commitments, January 1	—	—	1,188	1,188
Provision for unfunded lending commitments	—	—	(219)	(219)
Other	—	—	(255)	(255)
Reserve for unfunded lending commitments, December 31	—	—	714	714
Allowance for credit losses, December 31	$21,079	$8,569	$4,849	$34,497

	2010
	Home Loans	Credit Card and Other Consumer	Commercial	Total Allowance
				2010	2009
Allowance for loan and lease losses, January 1 (1)	$16,329	$22,243	$9,416	$47,988	$23,071
Loans and leases charged off	(10,915)	(20,865)	(5,610)	(37,390)	(35,483)
Recoveries of loans and leases previously charged off	396	2,034	626	3,056	1,795
Net charge-offs	(10,519)	(18,831)	(4,984)	(34,334)	(33,688)
Provision for loan and lease losses	13,335	12,115	2,745	28,195	48,366
Other	107	(64)	(7)	36	(549)
Allowance for loan and lease losses, December 31	19,252	15,463	7,170	41,885	37,200
Reserve for unfunded lending commitments, January 1	—	—	1,487	1,487	421
Provision for unfunded lending commitments	—	—	240	240	204
Other	—	—	(539)	(539)	862
Reserve for unfunded lending commitments, December 31	—	—	1,188	1,188	1,487
Allowance for credit losses, December 31	$19,252	$15,463	$8,358	$43,073	$38,687

(1)
The 2010 balance includes $10.8 billion of allowance for loan and lease losses related to the adoption of new consolidation guidance. This includes $573 million for the home loans portfolio segment and $10.2 billion for the credit card and other consumer portfolio segment.

In 2011, for the PCI loan portfolio, the Corporation recorded $2.2 billion in provision for credit losses with a corresponding increase in the valuation allowance included as part of the allowance for loan and lease losses. This compared to $2.2 billion in 2010 and $3.5 billion in 2009. PCI loans that were acquired as part of the Merrill Lynch acquisition were excluded from current period PCI disclosures as the valuation allowance associated with these loans is no longer significant. The valuation allowance associated with the PCI loan portfolio was $8.5 billion, $6.4 billion and $3.9 billion at December 31, 2011, 2010 and 2009, respectively.
The “other” amount under allowance for loan and lease losses for 2011 includes a $449 million reduction in the allowance for loan and lease losses related to Canadian consumer card loans that were transferred to LHFS. The 2009 “other” amount includes a $750 million reduction in the allowance for loan and lease losses related to $8.5 billion of credit card loans that were exchanged for a $7.8 billion HTM debt security partially offset by a $340 million increase associated with the reclassification to other assets of the amount reimbursable under residential mortgage cash collateralized synthetic securitizations.
The “other” amount under the reserve for unfunded lending commitments for 2011 and 2010 primarily represents accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions. The 2009 amount includes the remaining balance of the acquired Merrill Lynch reserve excluding those commitments accounted for under the fair value option, net of accretion, and the impact of funding previously unfunded positions.

Bank of America 195

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at December 31, 2011 and 2010.

Allowance and Carrying Value by Portfolio Segment

	December 31, 2011
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,946	$2,410	$545	$4,901
Carrying value (3)	21,462	7,100	8,113	36,675
Allowance as a percentage of carrying value	9.07%	33.94%	6.71%	13.36%
Collectively evaluated for impairment
Allowance for loan and lease losses	$10,674	$6,159	$3,590	$20,423
Carrying value (3, 4)	344,821	202,010	302,089	848,920
Allowance as a percentage of carrying value (4)	3.10%	3.05%	1.19%	2.41%
Purchased credit-impaired loans
Valuation allowance	$8,459	n/a	n/a	$8,459
Carrying value gross of valuation allowance	31,801	n/a	n/a	31,801
Valuation allowance as a percentage of carrying value	26.60%	n/a	n/a	26.60%
Total
Allowance for loan and lease losses	$21,079	$8,569	$4,135	$33,783
Carrying value (3, 4)	398,084	209,110	310,202	917,396
Allowance as a percentage of carrying value (4)	5.30%	4.10%	1.33%	3.68%

	December 31, 2010
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,871	$4,786	$1,080	$7,737
Carrying value (3)	13,904	11,421	10,645	35,970
Allowance as a percentage of carrying value	13.46%	41.91%	10.15%	21.51%
Collectively evaluated for impairment
Allowance for loan and lease losses	$10,964	$10,677	$6,078	$27,719
Carrying value (3, 4)	358,765	222,967	282,820	864,552
Allowance as a percentage of carrying value (4)	3.06%	4.79%	2.15%	3.21%
Purchased credit-impaired loans
Valuation allowance	$6,417	n/a	$12	$6,429
Carrying value gross of valuation allowance	36,393	n/a	204	36,597
Valuation allowance as a percentage of carrying value	17.63%	n/a	5.76%	17.57%
Total
Allowance for loan and lease losses	$19,252	$15,463	$7,170	$41,885
Carrying value (3, 4)	409,062	234,388	293,669	937,119
Allowance as a percentage of carrying value (4)	4.71%	6.60%	2.44%	4.47%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are classified as TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Commercial impaired allowance for loan and lease losses includes $172 million and $445 million at December 31, 2011 and 2010 related to U.S. small business commercial renegotiated TDR loans.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.8 billion and $3.3 billion at December 31, 2011 and 2010.
n/a = not applicable

196 Bank of America 2011

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
The following tables present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2011 and 2010, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum exposure to loss at December 31, 2011 and 2010 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum exposure to loss does not include losses previously recognized through write-downs of assets.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 3 – Trading Account Assets and Liabilities and Note 5 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities as described in Note 13 – Long-term Debt. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio as described in Note 6 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables within this Note.
Except as described below, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2011 or 2010 that it was not previously contractually required to provide, nor does it intend to do so.
Mortgage-related Securitizations
First-lien Mortgages
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of MBS guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or GNMA in the case of FHA-insured and U.S. Department of Veteran Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for 2011 and 2010.

First-lien Mortgage Securitizations

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Cash proceeds from new securitizations (1)	$142,910	$243,901	$—	$—	$—	$—	$36	$7	$4,468	$4,227
Loss on securitizations, net of hedges (2)	(373)	(473)	—	—	—	—	—	—	—	—
Cash flows received on residual interests	—	—	3	18	38	58	6	2	18	20

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During 2011 and 2010, the Corporation recognized $2.9 billion and $5.1 billion of gains on these LHFS, net of hedges.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $545 million and $23.7 billion in connection with first-lien mortgage securitizations, principally residential agency securitizations, in 2011 and 2010. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During 2011 and 2010, there were no changes to the initial classification.
The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $5.8 billion and $6.4 billion in 2011 and 2010. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $26.0 billion and $24.3 billion at December 31, 2011 and 2010. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During 2011 and 2010, $9.0 billion and $14.5 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the

Bank of America 197

Corporation has continuing involvement, were a loss of $12 million and a gain of $21 million in 2011 and 2010. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $152 million and $156 million at December 31, 2011 and 2010. For additional information on MSRs, see Note 25 – Mortgage Servicing Rights.
The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2011 and 2010.

First-lien VIEs

	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31		December 31						December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Unconsolidated VIEs
Maximum loss exposure (1)	$37,519	$46,093	$2,375	$2,794	$289	$416	$506	$651	$981	$1,199
On-balance sheet assets
Senior securities held (2):
Trading account assets	$8,744	$10,693	$94	$147	$3	$126	$343	$645	$21	$146
AFS debt securities	28,775	35,400	2,001	2,593	174	234	163	—	846	984
Subordinate securities held (2):
Trading account assets	—	—	—	—	30	12	—	—	3	8
AFS debt securities	—	—	26	39	30	35	—	6	—	—
Residual interests held	—	—	8	6	9	9	—	—	43	61
All other assets	—	—	—	9	—	—	—	—	—	—
Total retained positions	$37,519	$46,093	$2,129	$2,794	$246	$416	$506	$651	$913	$1,199
Principal balance outstanding (3)	$1,198,766	$1,297,159	$61,207	$75,762	$73,949	$92,710	$101,622	$116,233	$76,645	$73,597

Consolidated VIEs
Maximum loss exposure (1)	$50,648	$32,746	$450	$46	$419	$42	$—	$—	$—	$—
On-balance sheet assets
Loans and leases	$50,159	$32,563	$1,298	$—	$892	$—	$—	$—	$—	$—
Allowance for loan and lease losses	(6)	(37)	—	—	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	622	732	—	—	—	—
All other assets	495	220	63	46	59	16	—	—	—	—
Total assets	$50,648	$32,746	$1,361	$46	$1,573	$748	$—	$—	$—	$—
On-balance sheet liabilities
Commercial paper and other short-term borrowings	$—	$—	$—	$—	$650	$706	$—	$—	$—	$—
Long-term debt	—	—	1,360	—	911	—	—	—	—	—
All other liabilities	—	3	—	9	57	62	—	—	—	—
Total liabilities	$—	$3	$1,360	$9	$1,618	$768	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and MSRs. For more information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 25 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

As a result of a settlement agreement with Assured Guaranty Ltd. and its subsidiaries (Assured Guaranty) in 2011, the Corporation entered into a loss-sharing reinsurance arrangement involving 21 first-lien RMBS trusts. This obligation is a variable interest that could potentially be significant to the trusts. To the extent that the Corporation services all or a majority of the loans in any of the 21 trusts, the Corporation is the primary beneficiary. At December 31, 2011, 12 of these trusts were consolidated. Assets and liabilities of the consolidated trusts and the Corporation’s maximum loss exposure to consolidated and unconsolidated trusts are included in the table above as non-agency prime and subprime trusts. For additional information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees.

Home Equity Loans
The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 9 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during 2011 and 2010. All of the home equity trusts have entered the amortization phase and, accordingly, there were no collections reinvested in revolving period securitizations in 2011. Collections reinvested in revolving period securitizations were $21 million in 2010.

198 Bank of America 2011

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at December 31, 2011 and 2010.

Home Equity Loan VIEs

	December 31
	2011			2010
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$2,672	$7,563	$10,235	$3,192	$9,132	$12,324
On-balance sheet assets
Trading account assets (2, 3)	$—	$5	$5	$—	$209	$209
Available-for-sale debt securities (3, 4)	—	13	13	—	35	35
Loans and leases	2,975	—	2,975	3,529	—	3,529
Allowance for loan and lease losses	(303)	—	(303)	(337)	—	(337)
Total	$2,672	$18	$2,690	$3,192	$244	$3,436
On-balance sheet liabilities
Long-term debt	$3,081	$—	$3,081	$3,635	$—	$3,635
All other liabilities	66	—	66	23	—	23
Total	$3,147	$—	$3,147	$3,658	$—	$3,658
Principal balance outstanding	$2,975	$14,422	$17,397	$3,529	$20,095	$23,624

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

(2)	At December 31, 2011 and 2010, $3 million and $204 million of the debt securities classified as trading account assets were senior securities and $2 million and $5 million were subordinate securities.

(3)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(4)	At December 31, 2011 and 2010, $13 million and $35 million were subordinate debt securities.

Included in the table above are consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. The Corporation then transfers the newly generated receivables into the securitization vehicles and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on monoline insurers’ policies, which protect the bondholders in the securitization, exceed a certain level, the Corporation may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. The Corporation evaluates each of these securitizations for potential losses due to non-recoverable advances by estimating the amount and timing of future losses on the underlying loans, the excess spread available to cover such losses and potential cash flow shortfalls during rapid amortization. This evaluation, which includes the number of loans still in revolving status, the amount of available credit and when those loans will lose revolving status, is also used to determine whether the

Corporation has a variable interest that is more than insignificant and must consolidate the trust. A maximum funding obligation attributable to rapid amortization cannot be calculated as a home equity borrower has the ability to pay down and re-draw balances. At December 31, 2011 and 2010, home equity loan securitization transactions in rapid amortization for which the Corporation has a subordinate funding obligation, including both consolidated and unconsolidated trusts, had $10.7 billion and $12.5 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $460 million and $639 million at December 31, 2011 and 2010, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At December 31, 2011 and 2010, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $69 million and $131 million.
The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $62 million and $79 million of servicing fee income related to home equity securitizations during 2011 and 2010.

Bank of America 199

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
The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at December 31, 2011 and 2010.

Credit Card VIEs

	December 31
(Dollars in millions)	2011	2010
Consolidated VIEs
Maximum loss exposure	$38,282	$36,596
On-balance sheet assets
Derivative assets	$788	$1,778
Loans and leases (1)	74,793	92,104
Allowance for loan and lease losses	(4,742)	(8,505)
All other assets (2)	723	4,259
Total	$71,562	$89,636
On-balance sheet liabilities
Long-term debt	$33,076	$52,781
All other liabilities	204	259
Total	$33,280	$53,040
Trust loans	$74,793	$92,104

(1)	At December 31, 2011 and 2010, loans and leases included $28.7 billion and $20.4 billion of seller’s interest and $1.0 billion and $3.8 billion of discount receivables.

(2)	At December 31, 2011 and 2010, all other assets included restricted cash accounts and unbilled accrued interest and fees.

During 2010, $2.9 billion of new senior debt securities were issued to third-party investors from the credit card securitization trusts and none were issued in 2011.
During 2010, subordinate securities with a notional principal amount of $11.5 billion and a stated interest rate of zero percent were issued by certain credit card securitization trusts to the Corporation. In addition, the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust.

Through the designation of newly transferred receivables as discount receivables, the Corporation has subordinated a portion of its seller’s interest to the investors’ interest. These actions, which were specifically permitted by the terms of the trust documents, were taken in an effort to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts. The U.S. election expired June 30, 2011. The issuance of subordinate securities and the discount receivables election had no impact on the Corporation’s results of operations in 2011 and 2010.

200 Bank of America 2011

Other Asset-backed Securitizations
Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at December 31, 2011 and 2010.

Other Asset-backed VIEs

	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
	December 31		December 31		December 31
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Unconsolidated VIEs
Maximum loss exposure	$31,140	$20,320	$3,752	$4,261	$93	$141
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$2,595	$1,219	$228	$255	$—	$—
AFS debt securities	27,616	17,989	—	—	81	109
Subordinate securities held (1, 2):
Trading account assets	—	2	—	—	—	—
AFS debt securities	544	1,036	—	—	—	—
Residual interests held (3)	385	74	—	—	—	—
All other assets	—	—	—	—	12	17
Total retained positions	$31,140	$20,320	$228	$255	$93	$126
Total assets of VIEs	$60,459	$39,830	$5,964	$6,108	$668	$774

Consolidated VIEs
Maximum loss exposure	$—	$—	$3,901	$4,716	$1,087	$2,061
On-balance sheet assets
Trading account assets	$—	$68	$3,901	$4,716	$—	$—
Loans and leases	—	—	—	—	4,923	9,583
Allowance for loan and lease losses	—	—	—	—	(7)	(29)
All other assets	—	—	—	—	168	196
Total assets	$—	$68	$3,901	$4,716	$5,084	$9,750
On-balance sheet liabilities
Commercial paper and other short-term borrowings	$—	$—	$5,127	$4,921	$—	$—
Long-term debt	—	68	—	—	3,992	7,681
All other liabilities	—	—	—	—	90	101
Total liabilities	$—	$68	$5,127	$4,921	$4,082	$7,782

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During 2011 and 2010, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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
The Corporation resecuritized $33.6 billion of securities in 2011 compared to $97.7 billion in 2010. Net gains on sales totaled $909 million in 2011 compared to net losses of $144 million in 2010. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinate securities issued by non-agency trusts, the Corporation does not consolidate the trust.

Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. A majority of the bonds are rated AAA or AA and some benefit from insurance provided by third parties. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other basis to third-party investors. The Corporation may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should the Corporation be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities unless the bond’s credit rating has declined below investment grade or there has been an event of default or bankruptcy of the issuer and insurer.
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

Bank of America 201

Corporation typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. This arrangement is designed to limit market losses to an amount that is less than the customer’s residual interest, effectively preventing the Corporation from absorbing losses incurred on assets held within that trust.
During 2011 and 2010, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $733 million and $1.2 billion. At December 31, 2011 and 2010, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.5 billion and $2.2 billion.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.5 billion and $4.0 billion at December 31, 2011 and 2010. The weighted-average remaining life of bonds held in the trusts at December 31, 2011 was 10.0 years. There were no material write-downs or downgrades of assets or issuers during 2011.
Automobile and Other Securitization Trusts
The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At December 31, 2011, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $5.8 billion, including trusts collateralized by automobile loans of $3.9 billion, student loans of $1.2 billion, and other loans and receivables of

$668 million. At December 31, 2010, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $10.5 billion, including trusts collateralized by automobile loans of $8.4 billion, student loans of $1.3 billion, and other loans and receivables of $774 million.
Collateralized Debt Obligation Vehicles
CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or ABS, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of CDS to synthetically create exposure to fixed-income securities. CLOs are a subset of CDOs which hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third-party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a CDS counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.
The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at December 31, 2011 and 2010.

CDO Vehicle VIEs

	December 31
	2011			2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$1,695	$2,272	$3,967	$2,971	$3,828	$6,799
On-balance sheet assets
Trading account assets	$1,392	$461	$1,853	$2,485	$884	$3,369
Derivative assets	452	678	1,130	207	890	1,097
AFS debt securities	—	—	—	769	338	1,107
All other assets	—	96	96	24	123	147
Total	$1,844	$1,235	$3,079	$3,485	$2,235	$5,720
On-balance sheet liabilities
Derivative liabilities	$—	$11	$11	$—	$58	$58
Long-term debt	2,712	2	2,714	3,162	—	3,162
Total	$2,712	$13	$2,725	$3,162	$58	$3,220
Total assets of VIEs	$1,844	$32,903	$34,747	$3,485	$43,476	$46,961

The Corporation’s maximum loss exposure of $4.0 billion at December 31, 2011 included $336 million of super senior CDO exposure, $1.7 billion of exposure to CDO financing facilities and $2.0 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. Net of this insurance but including securities retained from liquidations of CDOs, the Corporation’s net exposure to super senior CDO-related positions was $152 million at December 31, 2011. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at December 31, 2011 totaled $2.6 billion, all of which has recourse to the general credit of the

Corporation. The Corporation’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets.
At December 31, 2011, the Corporation had $2.4 billion of aggregate liquidity exposure to CDOs. This amount included $588 million of commitments to CDOs to provide funding for super senior exposures and $1.8 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. See Note 14 – Commitments and Contingencies for additional information. The Corporation’s liquidity exposure to CDOs at December 31, 2011 is included in the table above to the extent that the Corporation sponsored the

202 Bank of America 2011

CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.
Customer Vehicles
Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles,

which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.
The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at December 31, 2011 and 2010.

Customer Vehicle VIEs

	December 31
	2011			2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$3,264	$2,116	$5,380	$4,449	$2,735	$7,184
On-balance sheet assets
Trading account assets	$3,302	$211	$3,513	$3,458	$876	$4,334
Derivative assets	—	905	905	1	722	723
Loans held-for-sale	907	—	907	959	—	959
All other assets	1,452	—	1,452	1,429	—	1,429
Total	$5,661	$1,116	$6,777	$5,847	$1,598	$7,445
On-balance sheet liabilities
Derivative liabilities	$4	$42	$46	$1	$23	$24
Commercial paper and other short-term borrowings	—	—	—	—	—	—
Long-term debt	3,912	—	3,912	3,457	—	3,457
All other liabilities	1	448	449	—	140	140
Total	$3,917	$490	$4,407	$3,458	$163	$3,621
Total assets of VIEs	$5,661	$5,302	$10,963	$5,847	$6,090	$11,937

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into CDSs or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had approximately $824 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at December 31, 2011.
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
Other Variable Interest Entities
Other consolidated VIEs primarily include investment vehicles, leveraged lease trusts and, at December 31, 2010, a collective investment fund and asset acquisition conduits. Other unconsolidated VIEs primarily include investment vehicles and real estate vehicles.

Bank of America 203

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2011 and 2010.

Other VIEs

	December 31
	2011			2010
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$7,429	$7,286	$14,715	$19,248	$8,796	$28,044
On-balance sheet assets
Trading account assets	$—	$—	$—	$8,900	$—	$8,900
Derivative assets	394	440	834	—	228	228
AFS debt securities	—	62	62	1,832	73	1,905
Loans and leases	5,154	357	5,511	7,690	1,122	8,812
Allowance for loan and lease losses	(8)	(1)	(9)	(27)	(22)	(49)
Loans held-for-sale	106	598	704	262	949	1,211
All other assets	1,809	5,823	7,632	937	6,440	7,377
Total	$7,455	$7,279	$14,734	$19,594	$8,790	$28,384
On-balance sheet liabilities
Commercial paper and other short-term borrowings	$—	$—	$—	$1,115	$—	$1,115
Long-term debt	10	—	10	229	—	229
All other liabilities	694	1,705	2,399	8,683	1,666	10,349
Total	$704	$1,705	$2,409	$10,027	$1,666	$11,693
Total assets of VIEs	$7,455	$11,055	$18,510	$19,594	$13,416	$33,010
Investment Vehicles
The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At December 31, 2011 and 2010, the Corporation’s consolidated investment vehicles had total assets of $2.6 billion and $5.6 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $5.5 billion and $7.9 billion at December 31, 2011 and 2010. The Corporation’s maximum exposure to loss associated with both consolidated and unconsolidated investment vehicles totaled $4.4 billion and $8.7 billion at December 31, 2011 and 2010 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Collective Investment Funds
The Corporation is trustee for certain common and collective investment funds that provide investment opportunities for eligible clients of GWIM. These funds, which had total assets of $11.1 billion and $21.2 billion at December 31, 2011 and 2010, hold a variety of cash, debt and equity investments. At December 31, 2011, the Corporation did not have a variable interest in these funds. The Corporation consolidated a stable value collective investment fund with total assets of $8.1 billion at December 31, 2010, for which the Corporation had the unilateral ability to replace the fund’s asset manager. The fund was liquidated during 2011.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $4.8 billion and $5.2 billion at December 31, 2011 and 2010. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.
Asset Acquisition Conduits
The Corporation administered two asset acquisition conduits which acquired assets on behalf of the Corporation or its customers. These conduits had total assets of $640 million at December 31, 2010. The conduits were liquidated during 2011. Liquidation of the conduits did not impact the Corporation’s results of operations.
Real Estate Vehicles
The Corporation held investments in unconsolidated real estate vehicles of $5.4 billion at both December 31, 2011 and 2010 which consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the affordable housing projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

204 Bank of America 2011

Other Asset-backed Financing Arrangements
The Corporation transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At December 31, 2011 and 2010, the Corporation’s maximum loss exposure under these financing arrangements was $4.7 billion and $6.5 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with the contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.
NOTE 9 Representations and Warranties Obligations and Corporate Guarantees
Background
The Corporation securitizes first-lien residential mortgage loans, generally in the form of MBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities), or in the form of whole loans. In connection with these transactions, the Corporation or certain subsidiaries or legacy companies make or have made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan buyers, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guaranty payments that it may receive.
Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan buyer, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, the time horizon in which repurchase claims are typically brought has lengthened primarily due to a significant increase in GSE claims related to loans that had defaulted more than 18 months prior to the claim and to loans where the borrower made at least 25 payments.
The Corporation’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened condition, and the Corporation’s ability to recover on valid claims is therefore impacted, or eliminated accordingly. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. At December 31, 2011, approximately 28 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties compared to approximately 25 percent at December 31, 2010. During 2011, the Corporation experienced a decline in recoveries from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties.
The Corporation currently structures its operations to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with its underwriting procedures and by servicing those mortgages consistent with its contractual obligations. In addition, certain securitizations include guarantees written to protect certain purchasers of the loans from credit losses up to a specified amount. The fair value of the obligations to be absorbed under the representations and warranties and guarantees provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in mortgage banking income. This is done throughout the life of the loan, as necessary when additional relevant information becomes available.
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

Bank of America 205

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
Settlement Actions
The Corporation has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous to the Corporation. The following provides a summary of the larger bulk settlement actions beginning in the fourth quarter of 2010 followed by details of the Corporation’s representations and warranties liability, including claims status.
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
The BNY Mellon Settlement does not cover a small number of legacy Countrywide-issued first-lien non-GSE RMBS transactions with loans originated principally between 2004 and 2008 for various reasons, including for example, six legacy Countrywide-

issued first-lien non-GSE RMBS transactions in which BNY Mellon is not the trustee. The BNY Mellon Settlement also does not cover legacy Countrywide-issued second-lien securitization transactions in which a monoline insurer or other financial guarantor provides financial guaranty insurance. In addition, because the settlement is with the Trustee on behalf of the Covered Trusts and releases rights under the governing agreements for the Covered Trusts, the settlement does not release investors’ securities law or fraud claims based upon disclosures made in connection with their decision to purchase, sell or hold securities issued by the Covered Trusts. To date, various investors, including certain members of the Investor Group, are pursuing securities law or fraud claims related to one or more of the Covered Trusts. The Corporation is not able to determine whether any additional securities law or fraud claims will be made by investors in the Covered Trusts. For information about mortgage-related securities law or fraud claims, see Litigation and Regulatory Matters in Note 14 – Commitments and Contingencies. For those Covered Trusts where a monoline insurer or other financial guarantor has an independent right to assert repurchase claims directly, the BNY Mellon Settlement does not release such insurer’s or guarantor’s repurchase claims.
Under an order entered by the court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline; two of those groups or entities have subsequently withdrawn from the proceeding and one motion to intervene was denied. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both filed notices of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware, whose motions to intervene were granted. Parties who filed notices stating that they wished to obtain more information about the settlement include the Federal Deposit Insurance Corporation (FDIC) and the Federal Housing Finance Agency (FHFA). Bank of America is not a party to the proceeding.
Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement, including challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the Investor Group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the Covered Trusts, while other motions do not make substantive objections but state that they need more information about the settlement. An investor opposed to the settlement removed the proceeding to federal court. On October 19, 2011, the federal court denied BNY Mellon’s motion to remand the proceeding to state court. BNY Mellon, as well as the investors that have intervened in support of the BNY Mellon Settlement, petitioned to appeal the denial of this motion. On November 4, 2011, the district court entered a written order setting a discovery schedule, and discovery is ongoing. On December 27, 2011, the U.S. Court of Appeals for the Second Circuit accepted the appeal and stated in an amended scheduling order that, pursuant to statute, it would rule on the appeal by February 27, 2012.
It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court

206 Bank of America 2011

approval process, which can include appeals and could take a substantial period of time. In particular, conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.
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
There can be no assurance that final court approval of the settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that the Corporation and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if the Corporation and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, the Corporation’s future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described under Whole Loan Sales and Private-label Securitizations Experience on page 212.
Settlement with Assured Guaranty
On April 14, 2011, the Corporation, including its legacy Countrywide affiliates, entered into an agreement with Assured Guaranty, to resolve all of the monoline insurer’s outstanding and potential repurchase claims related to alleged representations and warranties breaches involving 29 first- and second-lien RMBS trusts where Assured Guaranty provided financial guarantee insurance (the Assured Guaranty Settlement). The agreement also resolves historical loan servicing issues and other potential liabilities with respect to these trusts. The agreement covers 21 first-lien RMBS trusts and eight second-lien RMBS trusts, which had an original principal balance of approximately $35.8 billion and total unpaid principal balance of approximately $20.2 billion as of April 14, 2011. The agreement included cash payments totaling approximately $1.1 billion to Assured Guaranty, as well as a loss-sharing reinsurance arrangement that had an expected value of approximately $470 million at the time of the settlement, and other terms, including termination of certain derivative contracts. During 2011, the Corporation made cash payments of $1.0 billion with the remaining $57 million payable on March 31, 2012. The total cost recognized for the Assured Guaranty Settlement as of December 31, 2011 was approximately $1.6 billion. As a result of this agreement, the Corporation recorded $2.2 billion in consumer loans and the related trust debt on its Consolidated Balance Sheet at December 31, 2011, due to the

establishment of reinsurance contracts at the time of the Assured Guaranty Settlement.
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
Outstanding Claims
The Outstanding Claims by Counterparty and Product table presents outstanding representations and warranties claims by counterparty and product type at December 31, 2011 and 2010. For additional information, see Whole Loan Sales and Private-label Securitizations Experience on page 212 of this Note and Note 14 – Commitments and Contingencies. These repurchase claims include $1.7 billion in demands from investors in the Covered Trusts received in 2010, but otherwise do not include any repurchase claims related to the Covered Trusts. During 2011, the Corporation received $17.5 billion in new repurchase claims, including $14.3 billion in new repurchase claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, and $3.2 billion in repurchase claims related to non-GSE transactions. During 2011, $14.1 billion in claims were resolved primarily with the GSEs and through the Assured Guaranty Settlement. Of the claims resolved, $7.5 billion were resolved through rescissions and $6.6 billion were resolved through mortgage repurchase and make-whole payments. Claims outstanding from the monolines declined as a result of the Assured Guaranty Settlement, and new claims from other monolines declined significantly during 2011, which the Corporation believes was due in part to the monolines focusing recent efforts towards litigation. Outstanding claims from whole loan, private-label securitization and other investors increased during 2011 primarily as a result of the increase in repurchase claims received from trustees in non-GSE transactions.

Bank of America 207

Outstanding Claims by Counterparty and Product

	December 31
(Dollars in millions)	2011	2010
By counterparty (1)
GSEs	$6,258	$2,821
Monolines	3,082	4,678
Whole loan and private-label securitization investors and other (2)	4,912	3,188
Total outstanding claims by counterparty	$14,252	$10,687
By product type (1)
Prime loans	$3,928	$2,040
Alt-A	2,333	1,190
Home equity	2,872	3,658
Pay option	3,588	2,889
Subprime	891	734
Other	640	176
Total outstanding claims by product type	$14,252	$10,687

(1)
Excludes certain MI rescission notices. However, includes $1.2 billion of repurchase requests received from the GSEs that have resulted solely from MI rescission notices. For additional information, see Mortgage Insurance Rescission Notices in this Note.

(2)
Amounts for December 31, 2011 and 2010 included $1.7 billion in demands contained in correspondence from private-label securitizations investors in the Covered Trusts that do not have the right to demand repurchase of loans directly or the right to access loan files. For additional information, see Settlement with Bank of New York Mellon, as Trustee in this Note.

The number of repurchase claims as a percentage of the number of loans purchased arising from loans sourced from brokers or purchased from third-party sellers is relatively consistent with the number of repurchase claims as a percentage of the number of loans originated by the Corporation or its subsidiaries or legacy companies.
Mortgage Insurance Rescission Notices
In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations, or coverage rescission (collectively, MI rescission notices) and the amount of such notices have remained elevated. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation are generally necessary between the parties to reach a conclusion on an individual notice. The level of engagement of the mortgage insurance companies varies and on-going litigation involving some of the mortgage insurance companies over individual and bulk rescissions or claims for rescission limits the ability of the Corporation to engage in constructive dialogue leading to resolution. For loans sold to GSEs or private-label securitization trusts (including those wrapped by the monoline bond insurers), a MI rescission may give rise to a claim for breach of the applicable representations and warranties, depending on the governing sales contracts. In those cases where the governing contract contains a MI-related representation and warranty which upon rescission requires the Corporation to repurchase the affected loan or indemnify the investor for the related loss, the Corporation realizes the loss without the benefit of MI. If the Corporation is required to repurchase a loan or indemnify the investor as a result of a different breach of representations and warranties and there has been a MI rescission, or if the Corporation holds the loan for investment, it realizes the loss without the benefit of MI. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments, which in these cases would reduce the MI proceeds available to reduce the loss on the loan. While a legitimate MI rescission may constitute a valid basis for repurchase or other remedies under the GSE agreements and a small number of private-label MBS securitizations, and a MI rescission notice may result in a repurchase request, the Corporation believes MI rescission notices in and of themselves are not valid repurchase requests.
On June 30, 2011, FNMA issued an announcement requiring servicers to report, effective October 1, 2011, all MI rescissions, cancellations and claim denials (together, rescissions) with respect to loans sold to FNMA. The announcement also confirmed FNMA’s view of its position that a mortgage insurance company’s issuance of a MI rescission notice constitutes a breach of the lender’s representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA’s loss even if the lender is contesting the MI rescission notice. A related announcement included a ban on bulk settlements with mortgage insurers that provide for loss sharing in lieu of rescission. According to FNMA’s announcement, through June 30, 2012, lenders have 90 days to appeal FNMA’s repurchase request and 30 days (or such other time frame specified by FNMA) to appeal after that date. According to FNMA’s announcement, in order to be successful in its appeal, a lender must provide documentation confirming reinstatement or continuation of coverage. This announcement could result in more repurchase requests from FNMA than the assumptions in the Corporation’s estimated liability contemplate. The Corporation also expects that in many cases (particularly in the context of individual or bulk rescissions being contested through litigation), it will not be able to resolve MI rescission notices with the mortgage insurance companies before the expiration of the appeal period prescribed by the FNMA announcement. The Corporation has informed FNMA that it does not believe that the new policy is valid under its contracts with FNMA, and that it does not intend to repurchase loans under the terms set forth in the new policy. The Corporation’s pipeline of outstanding repurchase claims from the GSEs resulting solely on MI rescission notices has increased during 2011 by $935 million to $1.2 billion at December 31, 2011. If it is required to abide by the terms of the new FNMA policy, the Corporation’s representations and warranties liability will likely increase.
At December 31, 2011, the Corporation had approximately 90,000 open MI rescission notices compared to 72,000 at December 31, 2010. Through December 31, 2011, 26 percent of the MI rescission notices received have been resolved. Of those resolved, 24 percent were resolved through the Corporation’s acceptance of the MI rescission, 46 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 30 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of December 31, 2011, 74 percent of the MI rescission notices the Corporation has received have not yet been resolved. Of those not yet resolved, 48 percent are implicated by ongoing litigation where no loan-level review is currently contemplated (nor required to preserve the Corporation’s legal rights). In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. The Corporation is in the process of reviewing 11 percent of the remaining open MI rescission notices, and the Corporation has reviewed and is contesting the MI rescission with respect to 89 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 29 percent are also the

208 Bank of America 2011

subject of ongoing litigation although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.
Cash Settlements
As presented in the Loan Repurchases and Indemnification Payments table, during 2011 and 2010, the Corporation paid $5.2 billion and $5.2 billion to resolve $6.2 billion and $6.6 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $3.5 billion and $3.5 billion. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monoline insurers. In addition to the amounts previously discussed, the Corporation paid $1.0 billion during 2011 to Assured Guaranty as part of the Assured Guaranty Settlement. The table below presents first-lien and home equity loan repurchases and indemnification payments for 2011 and 2010.

Loan Repurchases and Indemnification Payments

	December 31
	2011			2010
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$2,713	$3,067	$1,346	$2,557	$2,799	$1,142
Indemnification payments	3,329	2,026	2,026	3,785	2,173	2,173
Total first-lien	6,042	5,093	3,372	6,342	4,972	3,315
Home equity
Repurchases	28	28	14	78	86	44
Indemnification payments	99	99	99	149	146	146
Total home equity	127	127	113	227	232	190
Total first-lien and home equity	$6,169	$5,220	$3,485	$6,569	$5,204	$3,505
Liability for Representations and Warranties and Corporate Guarantees
The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income (loss). The Representations and Warranties and Corporate Guarantees table presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees

(Dollars in millions)	2011	2010
Liability for representations and warranties and corporate guarantees, beginning of year	$5,438	$3,507
Additions for new sales	20	30
Charge-offs	(5,191)	(4,803)
Provision	15,591	6,785
Other	—	(81)
Liability for representations and warranties and corporate guarantees, December 31	$15,858	$5,438

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. For 2011, the provision for representations and warranties and corporate guarantees was $15.6 billion compared to $6.8 billion in 2010. Of the $15.6 billion provision recorded in 2011, $8.6 billion was attributable to the BNY Mellon Settlement and $7.0 billion was related to other exposures. The BNY Mellon Settlement led to the determination that the Corporation has sufficient experience to record a liability related to its exposure on certain other private-label securitizations. This determination combined with higher estimated GSE repurchase rates were the primary drivers of the balance of the provision in 2011. GSE repurchase rates increased driven by higher than expected claims during 2011, including claims on loans that defaulted more than 18 months prior to the repurchase request and on loans where the borrower has made a significant number of payments (e.g., at least 25 payments), in each case in numbers that were not expected based on historical claims.

Bank of America 209

Estimated Range of Possible Loss
Government-sponsored Enterprises
The Corporation’s estimated provision and liability at December 31, 2011, for obligations under representations and warranties given to the GSEs considers, among other things, and is necessarily dependent on and limited by, its historical claims experience with the GSEs. It includes the Corporation’s understanding of its agreements with the GSEs and projections of future defaults as well as certain other assumptions and judgmental factors. The Corporation’s estimate of the liability for these obligations has been accounted for in the recorded liability for representations and warranties for these loans. In recent periods, the Corporation has been experiencing elevated levels of new claims from the GSEs, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans which had defaulted more than 18 months prior to the repurchase request, in each case in numbers that were not expected based on historical experience. The criteria by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. While the Corporation is seeking to resolve its differences with the GSEs concerning each party’s interpretation of the requirements of the governing contracts, whether it will be able to achieve a resolution of these differences on acceptable terms and timing thereof, is subject to significant uncertainty. The Corporation intends repurchase loans to the extent required under the contracts and standards that govern its relationships with the GSEs.
The Corporation is not able to predict changes in the behavior of the GSEs based on the Corporation’s past experiences. Therefore, it is not possible to reasonably estimate a possible loss or range of possible loss with respect to any such potential impact in excess of current accrued liabilities.
Counterparties other than Government-sponsored Enterprises
The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally in the 2004 through 2008 vintage. For the remainder of the population of private-label securitizations, the Corporation believes it is probable that other claimants in certain types of securitizations may come forward with claims that meet the requirements of the terms of the securitizations. The Corporation has seen an increased trend in requests for loan files from private-label securitization trustees and an increase in repurchase claims from private-label securitization trustees that meet required standards. The Corporation believes that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in 2011 have provided for a substantial portion of the Corporation’s non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, as discussed below, the Corporation has not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole-loan and other private-label securitization exposures. The Corporation currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of December 31, 2011, could be up to $5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions, including those set forth below, that are subject to change.
The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including the Corporation’s experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual material adverse effect requirements, (2) the representations and warranties provided and (3) the requirement to meet certain presentation thresholds. The first factor is based on the Corporation’s belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer or other financial guarantor (as applicable), in a securitization trust and, accordingly, the Corporation believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. The Corporation believes the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example 25 percent, of the voting rights of each tranche of the outstanding securities. Although the Corporation continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.
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

210 Bank of America 2011

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
Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of loss. For example, if courts were to disagree with the Corporation’s interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. For additional information, see Note 14 – Commitments and Contingencies. Additionally, if recent court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant loan-level experience in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.
The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not include any losses related to litigation matters disclosed in Note 14 – Commitments and Contingencies, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any possible losses related to potential claims for breaches of performance of servicing obligations (except as such losses are included as potential costs of the BNY Mellon Settlement), potential securities law or fraud claims or potential indemnity or other claims against the Corporation, including claims related to loans insured by the FHA. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 – Commitments and Contingencies), fraud or other claims against the Corporation; however, such loss could be material.
Government-sponsored Enterprises Experience
The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase claims. However, the GSEs’ repurchase requests, standards for rescission of repurchase requests, and resolution processes have become increasingly inconsistent with GSEs’ prior conduct and the Corporation’s interpretation of its contractual obligations. Notably, in recent periods, the Corporation has been experiencing elevated levels of new claims, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans which had defaulted more than 18 months prior to the repurchase request, in each case, in numbers that were not expected based on historical experience. Additionally, the criteria and the processes by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. These developments have resulted in an increase in claims outstanding from the GSEs. The Corporation intends to repurchase loans to the extent required under the contracts and standards that govern its relationship with the GSEs. For additional information, see Mortgage Insurance Rescission Notices in this Note on page 208.
Generally, the Corporation first becomes aware that a GSE is evaluating a particular loan for repurchase when the Corporation receives a request from a GSE to review the underlying loan file (file request). Upon completing its review, the GSE may submit a repurchase claim to the Corporation. As soon as practicable after receiving a repurchase claim from either of the GSEs, the Corporation evaluates the claim and takes appropriate action. Claim disputes are generally handled through loan-level negotiations with the GSEs and the Corporation seeks to resolve the repurchase claim within 90 to 120 days of the receipt of the claim although tolerances exist for claims that remain open beyond this timeframe. Disputes include reasonableness of stated income, occupancy, undisclosed liabilities, and the validity of MI claim rescissions in the vintages with the highest default rates.
Monoline Insurers Experience
Experience with most of the monoline insurers has been varied and the protocols and experience with these counterparties has not been predictable. The timetable for the loan file request, the repurchase claim, if any, response and resolution vary by monoline. Where a breach of representations and warranties given by the Corporation or subsidiaries or legacy companies is confirmed on a given loan, settlement is generally reached as to that loan within 60 to 90 days.
The Corporation generally reviews properly presented repurchase claims from the monolines on a loan-by-loan basis. As part of an ongoing claims process, if the Corporation does not believe a claim is valid, it will deny the claim and generally indicate the reason for the denial to facilitate meaningful dialogue with the counterparty although it is not contractually obligated to do so. When there is disagreement as to the resolution of a claim, meaningful dialogue and negotiation is generally necessary between the parties to reach conclusion on an individual claim. Although the Assured Guaranty Settlement does not cover all securitizations where Assured Guaranty and subsidiaries provided insurance, it covers the transactions that resulted in repurchase requests from this monoline. As a result, the on-going claims process with counterparties with a more consistent repurchase experience is substantially complete.
The remaining monolines have instituted litigation against legacy Countrywide and Bank of America. When claims from these counterparties are denied, the Corporation does not indicate its reason for denial as it is not contractually obligated to do so. In the Corporation’s experience, the monolines have been generally

Bank of America 211

unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim.
The pipeline of unresolved monoline claims where the Corporation believes a valid defect has not been identified which would constitute an actionable breach of representations and warranties decreased during 2011 as a result of the Assured Guaranty Settlement. Through December 31, 2011, approximately 30 percent of monoline claims that the Corporation initially denied have subsequently been resolved through the Assured Guaranty Settlement, 10 percent through repurchase or make-whole payments and one percent through rescission. When a claim has been denied and there has not been communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
To the extent there are repurchase claims based on valid identified loan defects and for repurchase claims that are in the process of review, a liability for representations and warranties is established. For repurchase claims in the process of review, the liability is based on historical repurchase experience with specific monoline insurers to the extent such experience provides a reasonable basis on which to estimate incurred losses from repurchase activity. In prior periods, a liability was established for Assured Guaranty related to repurchase claims subject to negotiation and unasserted claims to repurchase current and future defaulted loans. The Assured Guaranty Settlement resolved this representations and warranties liability with the liability for the related loss sharing reinsurance arrangement being recorded in other accrued liabilities. With respect to the other monoline insurers, the Corporation has had limited experience in the repurchase process as these monoline insurers have instituted litigation against legacy Countrywide and Bank of America, which limits the Corporation’s ability to enter into constructive dialogue with these monolines to resolve the open claims. For these monolines, in view of the inherent difficulty of predicting the outcome of those repurchase claims where a valid defect has not been identified or in predicting future claim requests and the related outcome in the case of unasserted claims to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome through the repurchase process. In addition, the timing of the ultimate resolution or the eventual loss through the repurchase process, if any, related to those repurchase claims cannot be reasonably estimated. Thus, with respect to these monolines, a liability for representations and warranties has not been established related to repurchase claims where a valid defect has not been identified, or in the case of any unasserted claims to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds. For additional information related to the monolines, see Note 14 – Commitments and Contingencies.
Monoline Outstanding Claims
At December 31, 2011, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $3.1 billion, substantially all of which the Corporation has reviewed and declined to repurchase based on an assessment of whether a material breach exists. As noted above, a portion of the repurchase claims that are initially denied are ultimately resolved through bulk settlement, repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At December 31, 2011, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $6.1 billion, excluding loans that had been paid in full and file requests for loans included in the trusts settled with Assured Guaranty. There will likely be additional requests for loan files in the future leading to repurchase claims. Such claims may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase claim will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase claim. In addition, amounts paid on repurchase claims from a monoline are paid to the securitization trust and are applied in accordance with the terms of the governing securitization documents which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims, although in those circumstances, investors may be able to bring claims if contractual thresholds are met.
Whole Loan Sales and Private-label Securitizations Experience
The majority of the repurchase claims that the Corporation has received outside of those from the GSEs and monolines are from third-party whole-loan investors. In connection with these transactions, the Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with the Corporation’s denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach conclusion on an individual claim. Generally, a whole-loan sale claimant is engaged in the repurchase process and the Corporation and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Through December 31, 2011, 25 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 50 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
In private-label securitizations, certain presentation thresholds

212 Bank of America 2011

need to be met in order for any repurchase claim to be asserted by investors. In 2011, there was an increase in repurchase claims from private-label securitization trustees that meet the required standards. During 2011, the Corporation received $2.1 billion of such repurchase claims. In addition, there has been an increase in requests for loan files from private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties claims, and the Corporation believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees that meet required standards. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the express provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.
During 2010, the Corporation received claim demands totaling $1.7 billion from private-label securitization investors in the Covered Trusts. Non-GSE investors generally do not have the contractual right to demand repurchase of the loans directly or the right to access loan files. The inclusion of the $1.7 billion in outstanding claims, as reflected in the table on page 208, does not mean that the Corporation believes these claims have satisfied the contractual thresholds required for the private-label securitization investors to direct the securitization trustee to take action or that these claims are otherwise procedurally or substantively valid. One of these claimants has filed litigation against the Corporation relating to certain of these claims; the claims in this litigation would be extinguished if there is final court approval of the BNY Mellon Settlement.
NOTE 10 Goodwill and Intangible Assets
Goodwill
The Goodwill table presents goodwill balances by business segment at December 31, 2011 and 2010. The reporting units utilized for goodwill impairment tests are the business segments or one level below. The majority of the decline in goodwill during 2011 was due to goodwill impairment charges as described in this Note.

Goodwill

	December 31
(Dollars in millions)	2011	2010
Deposits	$17,875	$17,875
Card Services	10,014	10,014
Consumer Real Estate Services	—	2,796
Global Commercial Banking	20,668	20,668
Global Banking & Markets	10,672	10,672
Global Wealth & Investment Management	9,928	9,928
All Other	810	1,908
Total goodwill	$69,967	$73,861

International Consumer Card Businesses
In connection with the Corporation’s announcement on August 15, 2011 of its intention to exit the international consumer card businesses, goodwill of approximately $1.9 billion was allocated, on a relative fair value basis, from Card Services to All Other as of September 30, 2011. Of the $1.9 billion of goodwill allocated to the international consumer card businesses, $526 million of goodwill was allocated, on a relative fair value basis, to the Canadian consumer card business which was sold on December 1, 2011.
During the three months ended December 31, 2011, a goodwill impairment test was performed for the European consumer card businesses reporting unit as it was likely that the carrying amount of the businesses exceeded the fair value due to a decrease in estimated future growth projections. The Corporation concluded that goodwill was impaired, and accordingly, recorded a non-cash, non-tax deductible goodwill impairment charge of $581 million for the European consumer card businesses.
Consumer Real Estate Services
In connection with the sale of Balboa Insurance Company’s lender-placed insurance business on June 1, 2011, the Corporation allocated, on a relative fair value basis, $193 million of CRES goodwill to the business in determining the gain on the sale.
During the three months ended June 30, 2011, as a consequence of the BNY Mellon Settlement entered into by the Corporation on June 28, 2011, the adverse impact of the incremental mortgage-related charges, and the continued economic slowdown in the mortgage business, the Corporation performed a goodwill impairment test for the CRES reporting unit. The Corporation concluded that the remaining balance of goodwill of $2.6 billion was impaired, and accordingly, recorded a non-cash, non-tax deductible goodwill impairment charge to reduce the carrying value of the goodwill in CRES to zero.
2011 Annual Impairment Test
During the three months ended September 30, 2011, the Corporation completed its annual goodwill impairment test as of June 30, 2011 for all reporting units. Based on the results of step one of the annual goodwill impairment test, the Corporation determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.
2010 Impairment Tests
In 2010, the Corporation performed a goodwill impairment test for Card Services due to the continued stress on the business and the uncertain debit card interchange provisions under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act). The Corporation concluded that goodwill was impaired, and accordingly, recorded a non-cash, non-tax deductible goodwill impairment charge of $10.4 billion to reduce the carrying value of the goodwill in Card Services.

Bank of America 213

During the three months ended December 31, 2010, the Corporation performed a goodwill impairment test for the CRES reporting unit as it was likely that there was a decline in its fair value as a result of increased uncertainties, including existing and potential litigation exposure and other related risks, higher servicing costs including those related to loss mitigation, foreclosure related issues and the redeployment of centralized sales resources. The Corporation concluded that goodwill was impaired, and accordingly, recorded a non-cash, non-tax deductible goodwill impairment charge of $2.0 billion in CRES.
Intangible Assets
The table below presents the gross carrying amounts and accumulated amortization related to intangible assets at December 31, 2011 and 2010.

Intangible Assets

	December 31
	2011		2010
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$5,938	$3,765	$7,162	$4,085
Core deposit intangibles	3,903	2,915	5,394	4,094
Customer relationships	4,081	1,532	4,232	1,222
Affinity relationships	1,551	948	1,647	902
Other intangibles	2,476	768	3,087	1,296
Total intangible assets	$17,949	$9,928	$21,522	$11,599

Excluded from 2011 amounts are $3.2 billion of fully amortized intangible assets and $396 million of intangible assets sold as part of the consumer credit card portfolio sales that occurred during the year.
None of the intangible assets were impaired at December 31, 2011 or 2010. Amortization of intangibles expense was $1.5 billion, $1.7 billion and $2.0 billion in 2011, 2010 and 2009, respectively. The Corporation estimates aggregate amortization expense will be approximately $1.3 billion, $1.1 billion, $1.0 billion, $870 million and $770 million for 2012 through 2016, respectively.

NOTE 11 Deposits
The Corporation had U.S. certificates of deposit and other U.S. time deposits of $100 thousand or more totaling $50.8 billion and $60.5 billion at December 31, 2011 and 2010. Non-U.S. certificates of deposit and other non-U.S. time deposits of $100 thousand or more totaled $34.0 billion and $40.6 billion at December 31, 2011 and 2010. The table below presents the contractual maturities for time deposits of $100 thousand or more at December 31, 2011.

Time Deposits of $100 Thousand or More

(Dollars in millions)	Three months or Less	Over Three Months to Twelve Months	Thereafter	Total
U.S. certificates of deposit and other time deposits	$20,402	$21,321	$9,091	$50,814
Non-U.S. certificates of deposit and other time deposits	30,060	747	3,180	33,987

The scheduled contractual maturities for total time deposits at December 31, 2011 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2012	$92,621	$41,286	$133,907
Due in 2013	10,956	8	10,964
Due in 2014	3,254	10	3,264
Due in 2015	1,774	3,098	4,872
Due in 2016	1,155	67	1,222
Thereafter	3,197	—	3,197
Total time deposits	$112,957	$44,469	$157,426

214 Bank of America 2011

NOTE 12 Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings
The table below presents federal funds sold and securities borrowed or purchased under agreements to resell and short-term borrowings which include federal funds purchased, securities loaned or sold under agreements to repurchase, commercial paper and other short-term borrowings.

	2011		2010		2009
(Dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds sold and securities borrowed or purchased under agreements to resell
At December 31	$211,183	0.76%	$209,616	0.85%	$189,933	0.78%
Average during year	245,069	0.88	256,943	0.71	235,764	1.23
Maximum month-end balance during year	270,473	n/a	314,932	n/a	271,321	n/a
Federal funds purchased
At December 31	243	0.06	1,458	0.14	4,814	0.09
Average during year	1,658	0.08	4,718	0.15	4,239	0.05
Maximum month-end balance during year	4,133	n/a	8,320	n/a	4,814	n/a
Securities loaned or sold under agreements to repurchase
At December 31	214,621	1.08	243,901	1.15	250,371	0.39
Average during year	270,718	1.31	348,936	0.74	365,624	0.96
Maximum month-end balance during year	293,519	n/a	458,532	n/a	407,967	n/a
Commercial paper
At December 31	23	1.70	15,093	0.65	13,131	0.65
Average during year	8,897	0.53	25,923	0.56	26,697	1.03
Maximum month-end balance during year	21,212	n/a	36,236	n/a	37,025	n/a
Other short-term borrowings
At December 31	35,675	2.35	44,869	2.02	56,393	1.72
Average during year	42,996	2.31	50,752	1.88	92,084	1.87
Maximum month-end balance during year	47,087	n/a	63,081	n/a	169,602	n/a
n/a = not applicable
Bank of America, N.A. maintains a global program to offer up to a maximum of $75 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $1.4 billion and $14.6 billion at December 31, 2011 and 2010. These short-term bank notes, along with Federal Home Loan Bank (FHLB) advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in commercial paper and other short-term borrowings on the Consolidated Balance Sheet. See Note 13 – Long-term Debt for information regarding the long-term notes that have been issued under the $75 billion bank note program.

Bank of America 215

NOTE 13 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2011 and 2010, and the related contractual rates and maturity dates at December 31, 2011.

	December 31
(Dollars in millions)	2011	2010
Notes issued by Bank of America Corporation
Senior notes:
Fixed, with a weighted-average rate of 4.81%, ranging from 1.42% to 7.85%, due 2012 to 2043	$95,199	$85,157
Floating, with a weighted-average rate of 1.46%, ranging from 0.23% to 6.64%, due 2012 to 2041	28,064	36,162
Senior structured notes	18,920	18,796
Subordinated notes:
Fixed, with a weighted-average rate of 5.39%, ranging from 1.80% to 10.20%, due 2012 to 2038	24,509	26,553
Floating, with a weighted-average rate of 2.02%, ranging from 0.12% to 5.06%, due 2016 to 2019	704	705
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.93%, ranging from 5.25% to 11.45%, due 2026 to 2055	12,859	15,709
Floating, with a weighted-average rate of 1.14%, ranging from 0.80% to 3.81%, due 2027 to 2056	1,165	3,514
Total notes issued by Bank of America Corporation	181,420	186,596
Notes issued by Merrill Lynch & Co., Inc. and subsidiaries
Senior notes:
Fixed, with a weighted-average rate of 5.64%, ranging from 1.10% to 17.61%, due 2012 to 2037	41,103	43,495
Floating, with a weighted-average rate of 1.77%, ranging from 0.03% to 5.18%, due 2012 to 2044	18,480	27,447
Senior structured notes	27,578	38,891
Subordinated notes:
Fixed, with a weighted-average rate of 6.04%, ranging from 2.61% to 8.13%, due 2016 to 2038	11,454	9,423
Floating, with a weighted-average rate of 1.59%, ranging from 0.98% to 2.89%, due 2017 to 2026	1,207	1,935
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.91%, ranging from 6.45% to 7.38%, due 2048 to perpetual	3,600	3,576
Other long-term debt	701	986
Total notes issued by Merrill Lynch & Co., Inc. and subsidiaries	104,123	125,753
Notes issued by Bank of America, N.A. and other subsidiaries
Senior notes:
Fixed, with a weighted-average rate of 5.06%, ranging from 4.00% to 7.61%, due 2012 to 2027	164	169
Floating, with a weighted-average rate of 0.28%, ranging from 0.21% to 0.77%, due 2012 to 2051	8,029	12,562
Senior structured notes	—	1,319
Subordinated notes:
Fixed, with a weighted-average rate of 5.68%, ranging from 5.30% to 6.10%, due 2016 to 2036	5,273	5,194
Floating, with a weighted-average rate of 0.83%, ranging from 0.37% to 0.85%, due 2016 to 2019	1,401	2,023
Total notes issued by Bank of America, N.A. and other subsidiaries	14,867	21,267
Other debt
Senior structured notes	1,187	—
Subordinated notes:
Fixed, with a weighted average rate of 6.87%, ranging from 6.63% to 7.13%, due 2012	983	—
Advances from Federal Home Loan Banks:
Fixed, with a weighted-average rate of 3.42%, ranging from 0.95% to 7.72%, due 2012 to 2034	18,798	41,001
Other	1,833	2,801
Total other debt	22,801	43,802
Total long-term debt excluding consolidated VIEs	323,211	377,418
Long-term debt of consolidated VIEs	49,054	71,013
Total long-term debt	$372,265	$448,431

Bank of America Corporation, Merrill Lynch & Co., Inc. and subsidiaries, and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2011 and 2010, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $117.0 billion and $145.9 billion. Foreign currency contracts are used to convert certain foreign currency-denominated debt into U.S. dollars.
At December 31, 2011, long-term debt of consolidated VIEs included credit card, automobile, home equity and other VIEs of $33.1 billion, $2.9 billion, $3.1 billion and $10.0 billion, respectively. Long-term debt of VIEs is collateralized by the assets of the VIEs. For more information, see Note 8 – Securitizations and Other Variable Interest Entities. The majority of the floating rates are based on three- and six-month LIBOR.

216 Bank of America 2011

At December 31, 2011 and 2010, Bank of America Corporation had approximately $69.8 billion and $88.4 billion of authorized, but unissued corporate debt and other securities under its existing U.S. shelf registration statements. At December 31, 2011 and 2010, Bank of America, N.A. had approximately $67.3 billion and $53.3 billion of authorized, but unissued bank notes under its existing $75 billion bank note program. Long-term bank notes issued and outstanding under the program totaled $6.3 billion and $7.1 billion at December 31, 2011 and 2010. At both December 31, 2011 and 2010, Bank of America, N.A. had approximately $20.6 billion of authorized, but unissued mortgage notes under its $30.0 billion mortgage bond program.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt, were 4.35 percent, 5.17 percent and 1.38 percent, respectively, at December 31, 2011 and 3.96 percent, 5.02 percent and 1.09 percent, respectively, at December 31, 2010. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The above weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
The weighted-average interest rate for debt, excluding senior structured notes, issued by Merrill Lynch & Co., Inc. and subsidiaries was 4.74 percent and 4.11 percent at December 31, 2011 and 2010. As of December 31, 2011, the Corporation has not assumed or guaranteed the $105.6 billion of long-term debt that was issued or guaranteed by Merrill Lynch & Co., Inc. or its subsidiaries prior to the acquisition of Merrill Lynch by the Corporation. All existing Merrill Lynch & Co., Inc. guarantees of securities issued by certain Merrill Lynch subsidiaries under various non-U.S. securities offering programs will remain in full force and effect as long as those securities are outstanding, and the Corporation has not assumed any of those prior Merrill Lynch & Co., Inc. guarantees or otherwise guaranteed such securities.
Certain senior structured notes are accounted for under the fair value option. For more information on these senior structured notes, see Note 23 – Fair Value Option.
The table below represents the carrying value for aggregate annual maturities of long-term debt at December 31, 2011.

Long-term Debt by Maturity

(Dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Bank of America Corporation	$43,877	$9,967	$19,166	$13,895	$20,575	$73,940	$181,420
Merrill Lynch & Co., Inc. and subsidiaries	22,494	16,579	17,784	4,415	3,897	38,954	104,123
Bank of America, N.A. and other subsidiaries	5,776	—	29	—	1,134	7,928	14,867
Other debt	13,738	4,888	1,658	380	15	2,122	22,801
Total long-term debt excluding consolidated VIEs	85,885	31,434	38,637	18,690	25,621	122,944	323,211
Long-term debt of consolidated VIEs	11,530	14,353	9,201	1,330	2,898	9,742	49,054
Total long-term debt	$97,415	$45,787	$47,838	$20,020	$28,519	$132,686	$372,265

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
Trust Preferred and Hybrid Securities
Trust preferred securities (Trust Securities) are primarily issued by trust companies (the Trusts) that are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts generally are junior subordinated deferrable interest notes of the Corporation or its subsidiaries (the Notes). The Trusts generally are 100 percent-owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the long-term debt table on page 216.
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
Hybrid Income Term Securities (HITS) totaling $1.6 billion were issued by the Trusts to institutional investors during 2007. The BAC Capital Trust XIII Floating-Rate Preferred HITS had a distribution rate of three-month LIBOR plus 40 bps and the BAC Capital Trust XIV Fixed-to-Floating Rate Preferred HITS had an initial distribution rate of 5.63 percent. Both series of HITS represent

Bank of America 217

beneficial interests in the assets of the respective capital trust, which consist of a series of the Corporation’s junior subordinated notes and a stock purchase contract for a specified series of the Corporation’s preferred stock. The Corporation will remarket the junior subordinated notes underlying each series of HITS on or about the five-year anniversary of the issuance to obtain sufficient funds for the capital trusts to buy the Corporation’s preferred stock under the stock purchase contracts. Following the successful remarketing of the notes and the subsequent purchase of the Corporation’s preferred stock under the stock purchase contracts, the preferred stock will constitute the sole asset of the applicable trust.
In connection with the HITS, the Corporation entered into two replacement capital covenants for the benefit of investors in certain series of the Corporation’s long-term indebtedness (Covered Debt). As of December 31, 2011, the Corporation’s 6.625% Junior Subordinated Notes due 2036 constitute the Covered Debt under the covenant corresponding to the Floating-Rate Preferred HITS and the Corporation’s 5.625% Junior Subordinated Notes due 2035 constitute the Covered Debt under the covenant corresponding to the Fixed-to-Floating Rate Preferred HITS. These covenants generally restrict the ability of the Corporation and its subsidiaries to redeem or purchase the HITS and related securities unless the Corporation has obtained the prior approval of the Federal Reserve if required under the Federal Reserve’s capital guidelines, the redemption or purchase price of the HITS does not exceed the amount received by the Corporation from the sale of certain qualifying securities, and such replacement securities qualify as Tier 1 capital and are not “restricted core capital elements” under the Federal Reserve’s guidelines.
In 2011, as part of the exchange agreements described in Note 15 – Shareholders’ Equity, the Corporation issued 282 million shares of common stock valued at $1.6 billion and senior notes valued at $1.5 billion in exchange for $3.8 billion aggregate liquidation amount of previously issued Trust Securities. Upon the exchange, the Corporation immediately surrendered the Trust Securities to the unconsolidated Trusts for cancellation, resulting in the cancellation of an equal amount of junior subordinated notes that had a carrying value of $4.3 billion, resulting in a gain on extinguishment of debt of $1.2 billion. In addition, the Corporation issued 26 million shares of common stock valued at $138 million and senior notes valued at $505 million in exchange for $917 million aggregate liquidation amount of HITS. Upon the exchange, the Corporation immediately surrendered the HITS to the unconsolidated Trusts for cancellation, resulting in the cancellation of an equal amount of junior subordinated notes that had a carrying value of $915 million, and the cancellation of a corresponding amount of the underlying stock purchase contract, resulting in a

$12 million loss on extinguishment of debt and an increase to additional paid-in capital of $284 million. For additional information regarding these exchanges, see Note 15 – Shareholders’ Equity.
The table below lists each series of Trust Securities or HITS, and the corresponding aggregate liquidation preference covered by the Exchange Agreements.

Negotiated Exchanges

Aggregate Liquidation Amount Exchanged

(Dollars in millions)
HITS
Trust XIII	$559
Trust XIV	358
Trust Securities
BAC Capital Trust I	1
BAC Capital Trust II	2
BAC Capital Trust III	1
BAC Capital Trust IV	8
BAC Capital Trust V	4
BAC Capital Trust VI	823
BAC Capital Trust VII (1)	1,114
BAC Capital Trust VIII	4
BAC Capital Trust X	9
BAC Capital Trust XI	198
BAC Capital Trust XV	446
NB Capital Trust II	76
NB Capital Trust III	269
NB Capital Trust IV	73
Fleet Capital Trust II	47
Bank of America Capital III	226
Fleet Capital Trust V	142
BankBoston Capital Trust III	136
BankBoston Capital Trust IV	95
MBNA Capital B	165
Total exchanged	$4,756
(1) Notes were denominated in British Pound. Presentation currency is U.S. Dollar.

The Trust Securities Summary table details the outstanding Trust Securities, HITS and the related Notes previously issued which remained outstanding at December 31, 2011, as originated by Bank of America Corporation and its predecessor companies and subsidiaries, after consideration of the exchange agreements. For additional information on Trust Securities for regulatory capital purposes, see Note 18 – Regulatory Requirements and Restrictions.

218 Bank of America 2011

Trust Securities Summary

(Dollars in millions)
Issuer	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Notes	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
Bank of America
Capital Trust I	December 2001	$574	$592	December 2031	7.00%	3/15,6/15,9/15,12/15	On or after 12/15/06
Capital Trust II	January 2002	898	926	February 2032	7.00	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust III	August 2002	500	516	August 2032	7.00	2/15,5/15,8/15,11/15	On or after 8/15/07
Capital Trust IV	April 2003	367	379	May 2033	5.88	2/1,5/1,8/1,11/1	On or after 5/01/08
Capital Trust V	November 2004	514	530	November 2034	6.00	2/3,5/3,8/3,11/3	On or after 11/03/09
Capital Trust VI	March 2005	177	208	March 2035	5.63	3/8,9/8	Any time
Capital Trust VII (1)	August 2005	260	258	August 2035	5.25	2/10,8/10	Any time
Capital Trust VIII	August 2005	526	542	August 2035	6.00	2/25,5/25,8/25,11/25	On or after 8/25/10
Capital Trust X	March 2006	891	919	March 2055	6.25	3/29,6/29,9/29,12/29	On or after 3/29/11
Capital Trust XI	May 2006	802	833	May 2036	6.63	5/23,11/23	Any time
Capital Trust XII	August 2006	863	890	August 2055	6.88	2/2,5/2,8/2,11/2	On or after 8/02/11
Capital Trust XIII	February 2007	141	141	March 2043	3-mo. LIBOR +40 bps	3/15,6/15,9/15,12/15	On or after 3/15/17
Capital Trust XIV	February 2007	492	492	March 2043	5.63	3/15,9/15	On or after 3/15/17
Capital Trust XV	May 2007	54	54	June 2056	3-mo. LIBOR +80 bps	3/1,6/1,9/1,12/1	On or after 6/01/37
NationsBank
Capital Trust II	December 1996	289	300	December 2026	7.83	6/15,12/15	On or after 12/15/06
Capital Trust III	February 1997	231	246	January 2027	3-mo. LIBOR +55 bps	1/15,4/15,7/15,10/15	On or after 1/15/07
Capital Trust IV	April 1997	427	442	April 2027	8.25	4/15,10/15	On or after 4/15/07
BankAmerica
Institutional Capital A	November 1996	450	464	December 2026	8.07	6/30,12/31	On or after 12/31/06
Institutional Capital B	November 1996	300	309	December 2026	7.70	6/30,12/31	On or after 12/31/06
Capital II	December 1996	450	464	December 2026	8.00	6/15,12/15	On or after 12/15/06
Capital III	January 1997	174	186	January 2027	3-mo. LIBOR +57 bps	1/15,4/15,7/15,10/15	On or after 1/15/02
Barnett
Capital III	January 1997	250	258	February 2027	3-mo. LIBOR +62.5 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Fleet
Capital Trust II	December 1996	203	211	December 2026	7.92	6/15,12/15	On or after 12/15/06
Capital Trust V	December 1998	108	116	December 2028	3-mo. LIBOR +100 bps	3/18,6/18,9/18,12/18	On or after 12/18/03
Capital Trust VIII	March 2002	534	550	March 2032	7.20	3/15,6/15,9/15,12/15	On or after 3/08/07
Capital Trust IX	July 2003	175	180	August 2033	6.00	2/1,5/1,8/1,11/1	On or after 7/31/08
BankBoston
Capital Trust III	June 1997	114	122	June 2027	3-mo. LIBOR +75 bps	3/15,6/15,9/15,12/15	On or after 6/15/07
Capital Trust IV	June 1998	155	163	June 2028	3-mo. LIBOR +60 bps	3/8,6/8,9/8,12/8	On or after 6/08/03
Progress
Capital Trust I	June 1997	9	9	June 2027	10.50	6/1,12/1	On or after 6/01/07
Capital Trust II	July 2000	6	6	July 2030	11.45	1/19,7/19	On or after 7/19/10
Capital Trust III	November 2002	10	10	November 2032	3-mo. LIBOR +335 bps	2/15,5/15,8/15,11/15	On or after 11/15/07
Capital Trust IV	December 2002	5	5	January 2033	3-mo. LIBOR +335 bps	1/7,4/7,7/7,10/7	On or after 1/07/08
MBNA
Capital Trust A	December 1996	250	258	December 2026	8.28	6/1,12/1	On or after 12/01/06
Capital Trust B	January 1997	115	124	February 2027	3-mo. LIBOR +80 bps	2/1,5/1,8/1,11/1	On or after 2/01/07
Capital Trust D	June 2002	300	309	October 2032	8.13	1/1,4/1,7/1,10/1	On or after 10/01/07
Capital Trust E	November 2002	200	206	February 2033	8.10	2/15,5/15,8/15,11/15	On or after 2/15/08
ABN AMRO North America
Series I	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	2/15,5/15,8/15,11/15	On or after 11/08/12
Series II	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	3/15,6/15,9/15,12/15	On or after 11/08/12
Series III	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	1/15,4/15,7/15,10/15	On or after 11/08/12
Series IV	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	2/28,5/30,8/30,11/30	On or after 11/08/12
Series V	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	3/30,6/30,9/30,12/30	On or after 11/08/12
Series VI	May 2001	77	77	Perpetual	3-mo. LIBOR +175 bps	1/30,4/30,7/30,10/30	On or after 11/08/12
Series VII	May 2001	88	88	Perpetual	3-mo. LIBOR +175 bps	3/15,6/15,9/15,12/15	On or after 11/08/12
Series IX	June 2001	70	70	Perpetual	3-mo. LIBOR +175 bps	3/5,6/5,9/5,12/5	On or after 11/08/12
Series X	June 2001	53	53	Perpetual	3-mo. LIBOR +175 bps	3/12,6/12,9/12,12/12	On or after 11/08/12
Series XI	June 2001	27	27	Perpetual	3-mo. LIBOR +175 bps	3/26,6/26,9/26,12/26	On or after 11/08/12
Series XII	June 2001	80	80	Perpetual	3-mo. LIBOR +175 bps	1/10,4/10,7/10,10/10	On or after 11/08/12
Series XIII	June 2001	70	70	Perpetual	3-mo. LIBOR +175 bps	1/24,4/24,7/24,10/24	On or after 11/08/12
LaSalle
Series I	August 2000	491	491	Perpetual	3-mo. LIBOR +105.5 bps thereafter	3/15,6/15,9/15,12/15	On or after 9/15/10
Series J	September 2000	94	94	Perpetual	3-mo. LIBOR +105.5 bps thereafter	3/15,6/15,9/15,12/15	On or after 9/15/10
Countrywide
Capital III	June 1997	200	206	June 2027	8.05	6/15,12/15	Only under special event
Capital IV	April 2003	500	515	April 2033	6.75	1/1,4/1,7/1,10/1	On or after 4/11/08
Capital V	November 2006	1,495	1,496	November 2036	7.00	2/1,5/1,8/1,11/1	On or after 11/01/11
Merrill Lynch
Preferred Capital Trust III	January 1998	750	900	Perpetual	7.00	3/30,6/30,9/30,12/30	On or after 3/08
Preferred Capital Trust IV	June 1998	400	480	Perpetual	7.12	3/30,6/30,9/30,12/30	On or after 6/08
Preferred Capital Trust V	November 1998	850	1,021	Perpetual	7.28	3/30,6/30,9/30,12/30	On or after 9/08
Capital Trust I	December 2006	1,050	1,051	December 2066	6.45	3/15,6/15,9/15,12/15	On or after 12/11
Capital Trust II	May 2007	950	951	June 2062	6.45	3/15,6/15,9/15,12/15	On or after 6/12
Capital Trust III	August 2007	750	751	September 2062	7.375	3/15,6/15,9/15,12/15	On or after 9/12
Total		$20,194	$21,024

(1)	Notes were denominated in British Pound. Presentation currency is U.S. Dollar.

Bank of America 219

NOTE 14 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLC and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $27.1 billion and $23.3 billion at December 31, 2011 and 2010. At December 31, 2011, the

carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $741 million, including deferred revenue of $27 million and a reserve for unfunded lending commitments of $714 million. At December 31, 2010, the comparable amounts were $1.2 billion, $29 million and $1.2 billion, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
The table below also includes the notional amount of commitments of $25.7 billion and $27.3 billion at December 31, 2011 and 2010 that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $1.2 billion and $866 million on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 23 – Fair Value Option.

Credit Extension Commitments

	December 31, 2011
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$96,291	$85,413	$120,770	$15,009	$317,483
Home equity lines of credit	1,679	7,765	20,963	37,066	67,473
Standby letters of credit and financial guarantees (1)	26,965	18,932	6,433	5,505	57,835
Letters of credit	2,828	27	5	383	3,243
Legally binding commitments	127,763	112,137	148,171	57,963	446,034
Credit card lines (2)	449,097	—	—	—	449,097
Total credit extension commitments	$576,860	$112,137	$148,171	$57,963	$895,131

	December 31, 2010
Notional amount of credit extension commitments
Loan commitments	$152,926	$144,461	$43,465	$16,172	$357,024
Home equity lines of credit	1,722	4,290	18,207	55,886	80,105
Standby letters of credit and financial guarantees (1)	35,275	18,940	4,144	5,897	64,256
Letters of credit (3)	3,698	110	—	874	4,682
Legally binding commitments	193,621	167,801	65,816	78,829	506,067
Credit card lines (2)	497,068	—	—	—	497,068
Total credit extension commitments	$690,689	$167,801	$65,816	$78,829	$1,003,135

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $39.2 billion and $17.8 billion at December 31, 2011 and $41.1 billion and $22.4 billion at December 31, 2010. Amount includes consumer SBLCs of $859 million at December 31, 2011.

(2)	Includes business card unused lines of credit.

(3)	Amount includes $849 million of consumer letters of credit and $3.8 billion of commercial letters of credit at December 31, 2010.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
Global Principal Investments and Other Equity Investments
At December 31, 2011 and 2010, the Corporation had unfunded equity investment commitments of $772 million and $1.5 billion. In light of proposed Basel regulatory capital changes related to unfunded commitments over the past two years, the Corporation has actively reduced these commitments in a series of sale transactions involving its private equity fund investments.

Other Commitments
At December 31, 2011 and 2010, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.5 billion and $2.6 billion which upon settlement will be included in loans or LHFS.
At December 31, 2011 and 2010, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $67.0 billion and $39.4 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $42.0 billion and $33.5 billion. All of these commitments expire within the next 12 months.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $3.0 billion, $2.6 billion, $2.0 billion, $1.6 billion and $1.3 billion for 2012 through 2016, respectively, and $6.1 billion in the aggregate for all years thereafter.

220 Bank of America 2011

The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At December 31, 2011 and 2010, the minimum fee commitments over the remaining terms of these agreements totaled $1.9 billion and $2.1 billion.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At both December 31, 2011 and 2010, the notional amount of these guarantees totaled $15.8 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.1 billion and $5.0 billion with estimated maturity dates between 2030 and 2040. As of December 31, 2011, the Corporation had not made a payment under these products. The possibility of surrender or other payment associated with these guarantees exists. The net fair value of the liability associated with these guarantees was $48 million and $78 million at December 31, 2011 and 2010 and reflects the probability of surrender as well as the multiple structural protection features in the contracts.
Employee Retirement Protection
The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high-quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2011 and 2010, the notional amount of these guarantees totaled $28.8 billion and $33.8 billion with estimated maturity dates up to 2015 if the exit option is exercised on all deals. As of December 31, 2011, the Corporation had not made a payment under these products.
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
Merchant Services
During 2009, the Corporation contributed its merchant services business to a joint venture in exchange for a 46.5 percent ownership interest in the joint venture. In 2010, the joint venture purchased the interest held by one of the three initial investors bringing the Corporation’s ownership interest up to 49 percent. For additional information on the joint venture agreement, see Note 5 – Securities.
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. In 2011 and 2010, the sponsored entities processed and settled $460.4 billion and $339.4 billion of transactions and recorded losses of $11 million and $17 million. At December 31, 2011 and 2010, the Corporation held as collateral $238 million and $25 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.
The Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure. The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of December 31, 2011 and 2010, the maximum potential exposure for sponsored transactions totaled approximately $236.0 billion

Bank of America 221

and $139.5 billion. The Corporation does not expect to make material payments in connection with these guarantees.
Other Derivative Contracts
The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At December 31, 2011 and 2010, the total notional amount of these derivative contracts was approximately $3.2 billion and $4.3 billion with commercial banks and $1.8 billion and $1.7 billion with VIEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.
Other Guarantees
The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds at the preset future date. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At December 31, 2011 and 2010, the notional amount of these guarantees totaled $300 million and $666 million. These guarantees have various maturities ranging from two to five years. As of December 31, 2011 and 2010, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.
The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.7 billion and $3.4 billion at December 31, 2011 and 2010. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.
In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter
In the U.K., the Corporation sells payment protection insurance (PPI) through its international card services business to credit card customers and has previously sold this insurance to consumer loan customers. PPI covers a consumer’s loan for debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints of misleading sales tactics across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) investigated and raised concerns about the way some companies have handled complaints relating to the sale of these insurance policies. In August 2010, the FSA issued a policy statement (the FSA Policy Statement) on the assessment and remediation of PPI claims that is applicable to the Corporation’s U.K. consumer businesses and is intended to address concerns among consumers and regulators regarding the handling of PPI complaints across the industry. The FSA Policy Statement sets standards for the sale of PPI that apply to current and prior sales, and in the event a company does not or did not comply with the standards, it is alleged that the insurance was incorrectly sold, giving the customer rights to remedies. The FSA Policy Statement also requires companies to review their sales practices and to proactively remediate non-complaining customers if evidence of a systematic breach of the newly articulated sales standards is discovered, which could include refunding premiums paid.
In October 2010, the British Bankers’ Association (BBA), on behalf of its members, including the Corporation, challenged the provisions of the FSA Policy Statement and its retroactive application to sales of PPI to U.K. consumers through a judicial review process against the FSA and the U.K. Financial Ombudsman Service. On April 20, 2011, the U.K. court issued a judgment upholding the FSA Policy Statement as promulgated and dismissing the BBA’s challenge. The BBA did not appeal the decision. Following the conclusion of the judicial review and the subsequent completion of the detailed root cause analysis as required by the FSA Policy Statement, the Corporation reassessed its reserve for PPI claims during 2010. The total accrued liability was $476 million and $700 million at December 31, 2011 and 2010.
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

222 Bank of America 2011

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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $5.6 billion was recognized for 2011 compared to $2.6 billion for 2010.
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
Auction Rate Securities Litigation
Since October 2007, the Corporation, Merrill Lynch and certain affiliates have been named as defendants in a variety of lawsuits and other proceedings brought by customers and both individual and institutional investors regarding auction rate securities (ARS). These actions generally allege that defendants: (i) misled plaintiffs into believing that there was a deeply liquid market for ARS, and (ii) failed to adequately disclose their or their affiliates’ practice of placing their own bids to support ARS auctions. Plaintiffs assert that ARS auctions started failing from August 2007 through February 2008 when defendants and other broker/dealers stopped placing those “support bids.” In addition to the matters described in more detail below, numerous arbitrations and individual lawsuits have been filed against the Corporation, Merrill Lynch and certain affiliates by parties who purchased ARS and are seeking relief that includes compensatory and punitive damages totaling in excess of $1.2 billion, as well as rescission, among other relief.
Securities Actions
The Corporation and Merrill Lynch face a number of civil actions relating to the sales of ARS and management of ARS auctions, including two putative class action lawsuits in which plaintiffs seek to recover the alleged losses in market value of ARS securities purportedly caused by defendants’ actions. Plaintiffs also seek unspecified damages, including rescission, other compensatory and consequential damages, costs, fees and interest. The first action, In Re Merrill Lynch Auction Rate Securities Litigation, is the result of the consolidation of two class action suits in the U.S. District Court for the Southern District of New York. These suits were brought by two Merrill Lynch customers on behalf of all persons who purchased ARS in auctions managed by Merrill Lynch, against Merrill Lynch and Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S). On March 31, 2010, the U.S. District Court for the Southern District of New York granted Merrill Lynch’s motion to dismiss. Plaintiffs appealed and on November 14, 2011, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s dismissal. Plaintiffs’ time to seek a writ of certiorari to the U.S. Supreme Court expired on February 13, 2012, and, as a result,

Bank of America 223

this action is now concluded. The second action, Bondar v. Bank of America Corporation, was brought by a putative class of ARS purchasers against the Corporation and Banc of America Securities, LLC (BAS). On February 24, 2011, the U.S. District Court for the Northern District of California dismissed the amended complaint and directed plaintiffs to state whether they will file a further amended complaint or appeal the court’s dismissal. Following the Second Circuit’s decision in In Re Merrill Lynch Auction Rate Securities Litigation, plaintiffs voluntarily dismissed their action on January 4, 2012. The dismissal is subject to the district court’s approval.
Antitrust Actions
The Corporation, Merrill Lynch and other financial institutions were also named in two putative antitrust class actions in the U.S. District Court for the Southern District of New York. Plaintiffs in both actions assert federal antitrust claims under Section 1 of the Sherman Act based on allegations that defendants conspired to restrain trade in ARS by placing support bids in ARS auctions, only to collectively withdraw those bids in February 2008, which allegedly caused ARS auctions to fail. In the first action, Mayor and City Council of Baltimore, Maryland v. Citigroup, Inc., et al., plaintiff seeks to represent a class of issuers of ARS that defendants underwrote between May 12, 2003 and February 13, 2008. This issuer action seeks to recover, among other relief, the alleged above-market interest payments that ARS issuers allegedly have had to make after defendants allegedly stopped placing “support bids” in ARS auctions. In the second action, Mayfield, et al. v. Citigroup, Inc., et al., plaintiff seeks to represent a class of investors that purchased ARS from defendants and held those securities when ARS auctions failed on February 13, 2008. Plaintiff seeks to recover, among other relief, unspecified damages for losses in the ARS’ market value, and rescission of the investors’ ARS purchases. Both actions also seek treble damages and attorneys’ fees under the Sherman Act’s private civil remedy. On January 25, 2010, the court dismissed both actions with prejudice and plaintiffs’ respective appeals are currently pending in the U.S. Court of Appeals for the Second Circuit.
Checking Account Overdraft Litigation
Bank of America, N.A. (BANA) is currently a defendant in several consumer suits challenging certain deposit account-related business practices. Four suits are part of a multi-district litigation proceeding (the MDL) involving approximately 65 individual cases against 30 financial institutions assigned by the Judicial Panel on Multi-district Litigation (JPML) to the U.S. District Court for the Southern District of Florida. The four cases: Tornes v. Bank of America, N.A.; Yourke, et al. v. Bank of America, N.A., et al.; Knighten v. Bank of America, N.A.; and Phillips, et al. v. Bank of America, N.A.; allege that BANA improperly and unfairly increased the number of overdraft fees it assessed on consumer deposit accounts by various means. The cases challenge the practice of reordering debit card transactions to post high-to-low and BANA’s failure to notify customers at the point of sale that the transaction may result in an overdraft charge. The cases also allege that BANA’s disclosures and advertising regarding the posting of debit card transactions are false, deceptive and misleading. These cases assert claims including breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment and violation of the unfair and deceptive practices statutes of various states. Plaintiffs generally seek restitution of all overdraft fees paid to

BANA as a result of BANA’s allegedly wrongful business practices, as well as disgorgement, punitive damages, injunctive relief, pre-judgment interest and attorneys’ fees. Omnibus motions to dismiss many of the complaints involved in the MDL, including Tornes, Yourke and Knighten, were denied on March 12, 2010.
Knighten was dismissed without prejudice on February 4, 2011. On November 22, 2011, the MDL court granted final approval of a settlement of all the remaining class matters in the MDL (including Tornes, Yourke and Phillips), providing for a payment by the Corporation of $410 million (which amount was fully accrued by the Corporation, as of December 31, 2011) in exchange for a complete release of claims asserted against the Corporation in the MDL. Several MDL settlement class members have appealed to the U.S. Court of Appeals for the Eleventh Circuit from the judgment granting final approval to the settlement.
Countrywide Bond Insurance Litigation
The Corporation, Countrywide Financial Corporation (CFC) and other Countrywide entities are subject to claims from several monoline bond insurance companies. These claims generally relate to bond insurance policies provided by the insurers on securitized pools of home equity lines of credit (HELOC) and fixed-rate second-lien mortgage loans. Plaintiffs in these cases generally allege that they have paid claims as a result of defaults in the underlying loans and assert that these defaults are the result of improper underwriting by defendants.
Ambac
The Corporation, CFC and other Countrywide entities are named as defendants in an action filed by Ambac Assurance Corporation (Ambac) entitled Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., et al. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by Ambac on certain securitized pools of HELOC and fixed-rate second-lien mortgage loans. On September 8, 2011, plaintiffs filed an amended complaint, which asserts claims involving five additional securitizations of first- and second-lien mortgage loans and alleges fraudulent inducement, breach of contract as well as other claims set forth in the initial complaint. The amended complaint also reasserts a claim that the Corporation is jointly and severally liable as the successor to Countrywide. The amended complaint seeks unspecified actual and punitive damages and equitable relief.
FGIC
The Corporation, CFC and other Countrywide entities are named as defendants in an action filed by Financial Guaranty Insurance Company (FGIC) entitled Financial Guaranty Insurance Co. v. Countrywide Home Loans, Inc. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by FGIC on securitized pools of HELOC and fixed-rate second-lien mortgage loans. In June 2010, the court entered an order that granted in part and denied in part the Countrywide defendants’ motion to dismiss. On April 30, 2010, FGIC filed an amended complaint reasserting claims set forth in the initial complaint and asserting a claim that the Corporation is jointly and severally liable as the successor to Countrywide. In October 2011, following the appellate court’s June 30, 2011 order on the cross-appeals in MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, et al., the parties entered a joint stipulated order

224 Bank of America 2011

withdrawing cross-appeals from the court’s June 2010 order.
On March 24, 2010, CFC and other Countrywide entities filed a separate but related action against FGIC in New York Supreme Court seeking monetary damages of at least $100 million against FGIC in connection with FGIC’s failure to pay claims under certain bond insurance policies. The same day, CFC and the other Countrywide entities filed an action to enjoin the instruction of the New York State Department of Financial Services (NYSDFS) to FGIC to suspend payments claimed under various insurance agreements or its approval of FGIC’s plan to do so. This action is currently being voluntarily deferred at the request of the NYSDFS.
MBIA
The Corporation, CFC and other Countrywide entities are named as defendants in two actions filed by MBIA Insurance Corporation (MBIA). The first action, MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, et al., is pending in New York Supreme Court, New York County. In April 2010, the court granted in part and denied in part the Countrywide defendants’ motion to dismiss and denied the Corporation’s motion to dismiss. The parties filed cross-appeals. On December 22, 2010, the court issued an order on MBIA’s motion for use of sampling at trial, in which the court held that MBIA may attempt to prove its breach of contract and fraudulent inducement claims through examination of statistically significant samples of the securitizations at issue. In its order, the court did not endorse any of MBIA’s specific sampling proposals and stated that defendants have “significant valid challenges” to MBIA’s methodology that they may present at trial, together with defendants’ own views and evidence. On June 30, 2011, the appellate court issued a decision on the parties’ cross-appeals. The appellate court dismissed MBIA’s breach of implied covenant of good faith and fair dealing claim, which reversed the trial court ruling on that claim, and otherwise affirmed the trial court’s decisions.
On May 25, 2011, MBIA moved for partial summary judgment, seeking rulings that: (i) MBIA does not have to show that Countrywide’s alleged fraud and breaches of contract proximately caused MBIA’s losses; and (ii) the term “materially and adversely affects” in the transaction documents does not limit the repurchase remedy to defaulted loans, or require MBIA to show that Countrywide’s breaches of the representations and warranties caused the loans to default. On January 3, 2012, the court issued an order that granted in part and denied in part MBIA’s motion. The court ruled that under New York insurance law, MBIA does not need to prove a causal link between Countrywide’s alleged misrepresentations and the payments made pursuant to the policies. The court also held that plaintiff could recover “rescissory damages” (the amounts it has been required to pay pursuant to the policies less premiums received) on such claims, but must prove that it was damaged as a direct result of Countrywide’s alleged material misrepresentations. The court denied the motion in its entirety on the issue of the interpretation of the “materially and adversely affects” language. On January 25, 2012, Countrywide appealed the court’s decision and order to the extent it granted MBIA’s motion. On February 6, 2012, MBIA filed a cross-appeal of the court’s decision and order to the extent it denied MBIA’s motion.
The second MBIA action, MBIA Insurance Corporation, Inc. v. Bank of America Corporation, Countrywide Financial Corporation, Countrywide Home Loans, Inc., Countrywide Securities Corporation,

et al., is pending in California Superior Court, Los Angeles County. MBIA purports to bring this action as subrogee to the note holders for certain securitized pools of HELOC and fixed-rate second-lien mortgage loans and seeks unspecified damages and declaratory relief. On May 17, 2010, the court dismissed the claims against the Countrywide defendants with leave to amend, but denied the request to dismiss MBIA’s successor liability claims against the Corporation. On June 21, 2010, MBIA filed an amended complaint re-asserting its previously dismissed claims against the Countrywide defendants, re-asserting the successor liability claim against the Corporation and adding Countrywide Capital Markets, LLC as a defendant. The Countrywide defendants filed a demurrer to the amended complaint, but the court declined to rule on the demurrer and instead entered an order staying the case until August 2011. On August 18, 2011, the court ordered a partial lifting of the stay to permit certain limited discovery to proceed. The stay otherwise remains in effect.

Syncora
The Corporation, CFC and other Countrywide entities are named as defendants in an action filed by Syncora Guarantee Inc. (Syncora) entitled Syncora Guarantee Inc. v. Countrywide Home Loans, Inc., et al. This action, currently pending in New York Supreme Court, New York County, relates to bond insurance policies provided by Syncora on certain securitized pools of HELOC. In March 2010, the court issued an order that granted in part and denied in part the Countrywide defendants’ motion to dismiss. Syncora and the Countrywide defendants filed cross-appeals from this order. In May 2010, Syncora amended its complaint. Defendants filed an answer to Syncora’s amended complaint on July 9, 2010, as well as a counterclaim for breach of contract and declaratory judgment. The parties subsequently stipulated to the dismissal of defendants’ counterclaim without prejudice. Following the appellate court’s June 30, 2011 order on the cross-appeals in MBIA Insurance Corporation, Inc. v. Countrywide Home Loans, et al., the parties entered a joint stipulated order withdrawing their cross-appeals.
On August 16, 2011, Syncora moved for partial summary judgment, seeking rulings that: (i) Syncora does not have to show that Countrywide’s alleged fraud and breaches of contract proximately caused Syncora’s losses; and (ii) the term “materially and adversely affects” in the transaction documents does not limit the repurchase remedy to defaulted loans, or require Syncora to show that Countrywide’s breaches of the representations and warranties caused the loans to default. On January 3, 2012, the court issued a decision and order that granted in part and denied in part Syncora’s motion. The court ruled that under New York insurance law, Syncora does not need to prove a causal link between Countrywide’s alleged misrepresentations and the payments made pursuant to the policies. The Court also held plaintiff could recover “rescissory damages” (the amounts it has been required to pay pursuant to the polices less premiums received) on such claims, but must prove that it was damaged as a direct result of Countrywide’s alleged material misrepresentations. The court denied the motion in its entirety on the issue of the interpretation of the “materially and adversely affects” language. On January 6, 2012, Syncora appealed the decision and order to the extent it denied Syncora’s motion. On January 25, 2012, Countrywide filed a cross-appeal of the court’s decision and order to the extent it granted Syncora’s motion.

Bank of America 225

Fair Lending Investigation
On December 21, 2011, CFC, Countrywide Home Loans, Inc. (CHL), and Countrywide Bank (which was merged into BANA effective July 1, 2011) entered into a consent order to resolve an investigation by the U.S. Department of Justice (DOJ) into legacy lending practices of Countrywide. The investigation concerned alleged discriminatory lending practices by Countrywide in the extension of residential credit and in residential real estate-related transactions. The investigation and resulting consent order did not relate to the current lending practices of the Corporation or of its affiliates. The consent order does not require any injunctive provisions against the Corporation or BANA concerning its lending practices. The consent order requires the establishment of a restitution fund of $335 million to be paid to allegedly aggrieved borrowers. This amount was fully accrued by the Corporation as of December 31, 2011. The consent order was entered by the U.S. District Court for the Central District of California on December 28, 2011.

Fontainebleau Las Vegas Litigation
On June 9, 2009, Fontainebleau Las Vegas, LLC (FBLV), then a Chapter 11 debtor-in-possession, commenced an adversary proceeding, entitled Fontainebleau Las Vegas, LLC v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (FBLV action), against a group of lenders, including BANA and Merrill Lynch Capital Corporation (MLCC). The action was originally filed in the U.S. Bankruptcy Court, Southern District of Florida, but is now before the U.S. District Court for the Southern District of Florida. On April 12, 2010, FBLV’s Chapter 11 case was converted to a Chapter 7 case and a trustee was appointed (the Bankruptcy Trustee). The complaint alleges, among other things, that defendants breached an agreement to lend their respective committed amounts under an $800 million revolving loan facility, of which BANA and MLCC had each committed $100 million, in connection with the construction of a resort and casino development. The complaint seeks damages in excess of $3 billion and a “turnover” order under Section 542 of the Bankruptcy Code requiring the lenders to fund their respective commitments. On September 21, 2010, the court dismissed the breach of contract and turnover claims to allow the Bankruptcy Trustee, as plaintiff, to pursue an immediate appeal of the court’s August 2009 decision denying partial summary judgment of certain of FBLV’s claims. The Bankruptcy Trustee filed a notice of appeal on October 18, 2010 to the U.S. Court of Appeals for the Eleventh Circuit.
On June 9, 2009, a related lawsuit, Avenue CLO Fund Ltd., et al. v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (the Avenue action), was filed in the U.S. District Court for the District of Nevada by certain project lenders. On September 21, 2009, another related lawsuit, ACP Master, Ltd., et al. v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al. (the ACP action), was filed in the U.S. District Court for the Southern District of New York by the purported successors-in-interest to certain project lenders. These two actions were subsequently transferred by the JPML to the U.S. District Court for the Southern District of Florida for coordinated pretrial proceedings with the FBLV action. Plaintiffs in the Avenue and ACP actions (the Term Lenders) repeat FBLV’s allegations that BANA, MLCC and the other defendants breached their revolving loan facility commitments to FBLV. In addition, they allege that BANA breached its duties as disbursement agent under a separate agreement governing the disbursement of loaned funds to FBLV. The Term Lenders seek unspecified money damages on their claims. On May 28, 2010, the district court granted defendants’ motion to dismiss the revolving loan facility commitment claims, but denied BANA’s motion to dismiss the disbursement agent claims. On January 13, 2011, the district court granted the Term Lenders’ motion for entry of a partial final judgment on their revolving loan facility commitment claims. The Term Lenders filed a notice of appeal with respect to those claims on January 19, 2011.
On April 19, 2011, the district court dismissed the disbursement agent claims against BANA in the ACP action after the Avenue action plaintiffs represented that they had acquired the claims belonging to the ACP action plaintiffs and would be pursuing those claims in the Avenue action. On September 27, 2011, the Avenue action parties submitted their respective motions for summary judgment on the disbursement agent claims.
In re Initial Public Offering Securities Litigation
BAS, Merrill Lynch & Co., MLPF&S, and certain of their subsidiaries, along with other underwriters, and various issuers and others, were named as defendants in a number of putative class action lawsuits that have been consolidated in the U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. Plaintiffs contend, among other things, that defendants failed to make certain required disclosures in the registration statements and prospectuses for applicable offerings regarding alleged agreements with institutional investors that tied allocations in certain offerings to the purchase orders by those investors in the aftermarket. Plaintiffs allege that such agreements allowed defendants to manipulate the price of the securities sold in these offerings in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder. The parties agreed to settle the matter, for which the court granted final approval. Certain putative class members filed an appeal in the U.S. Court of Appeals for the Second Circuit seeking reversal of the final approval. On August 25, 2011, the district court, on remand from the U.S. Court of Appeals for the Second Circuit, dismissed the objection by the last remaining putative class member, concluding that he was not a class member. On January 9, 2012, that objector dismissed with prejudice an appeal of the court’s dismissal pursuant to a settlement agreement. On November 28, 2011, an objector whose appeals were dismissed by the Second Circuit filed a petition for a writ of certiorari with the U.S. Supreme Court that was rejected as procedurally defective. On January 17, 2012, the Supreme Court advised the objector that the petition was untimely and should not be resubmitted to the Supreme Court.
Interchange and Related Litigation
A group of merchants have filed a series of putative class actions and individual actions with regard to interchange fees associated with Visa and MasterCard payment card transactions. These actions, which have been consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange), name Visa, MasterCard and several banks and bank holding companies, including the Corporation, as defendants. Plaintiffs allege that defendants conspired to fix the level of default interchange rates, which represent the fee an issuing bank charges an acquiring bank on every transaction. Plaintiffs also challenge as unreasonable restraints of trade under Section 1 of the Sherman Act certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale.

226 Bank of America 2011

Plaintiffs seek unspecified damages and injunctive relief based on their assertion that interchange would be lower or eliminated absent the alleged conduct. On January 8, 2008, the court granted defendants’ motion to dismiss all claims for pre-2004 damages. Motions to dismiss the remainder of the complaint and plaintiffs’ motion for class certification are pending. In February 2011, the parties cross-moved for summary judgment.
In addition, plaintiffs filed supplemental complaints against certain defendants, including the Corporation, relating to initial public offerings (the IPOs) of MasterCard and Visa. Plaintiffs allege that the IPOs violated Section 7 of the Clayton Act and Section 1 of the Sherman Act. Plaintiffs also assert that the MasterCard IPO was a fraudulent conveyance. Plaintiffs seek unspecified damages and to undo the IPOs. Motions to dismiss both supplemental complaints, as well as summary judgment motions challenging both supplemental complaints, remain pending.
The Corporation and certain affiliates have entered into loss-sharing agreements with Visa, Mastercard and other financial institutions in connection with certain antitrust litigation, including Interchange. Collectively, the loss-sharing agreements require the Corporation and/or certain affiliates to pay 11.6 percent of the monetary portion of any comprehensive Interchange settlement. In the event of an adverse judgment, the agreements require the Corporation and/or certain affiliates to pay 12.8 percent of any damages associated with Visa-related claims (Visa-related damages), 9.1 percent of any damages associated with MasterCard-related claims, and 11.6 percent of any damages associated with internetwork claims (internetwork damages) or not associated specifically with Visa or MasterCard-related claims (unassigned damages).
Pursuant to Visa’s publicly-disclosed Retrospective Responsibility Plan (the RRP), Visa placed certain proceeds from its IPO into an escrow fund (the Escrow). Under the RRP, funds in the Escrow may be accessed by Visa and its members, including Bank of America, to pay monetary damages in Interchange, with the Corporation’s payments from the Escrow capped at 12.81 percent of the funds that Visa places therein. Subject to that cap, the Corporation may use Escrow funds to cover 73.9 percent of its monetary payment towards a comprehensive Interchange settlement, 100 percent of its payment for any Visa-related damages and 73.9 percent of its payment for any internetwork and unassigned damages.
Two actions, Watson v. Bank of America Corp., filed on March 28, 2011 in the Supreme Court of British Columbia, Canada, and Bancroft-Snell v. Visa Canada Corp., filed on May 16, 2011 in Ontario Superior Court, were filed by purported nationwide classes of merchants that accept Visa and/or MasterCard credit cards in Canada. The actions name as defendants Visa, MasterCard, and a number of other banks and bank holding companies, including the Corporation. Plaintiffs allege that defendants conspired to fix the merchant discount fees that merchants pay to acquiring banks on credit card transactions. Plaintiffs also allege that defendants conspired to impose certain rules relating to merchant acceptance of credit cards at the point of sale. The actions assert claims under section 45 of the Competition Act and other common law claims, and seek unspecified damages and injunctive relief based on their assertion that merchant discount fees would be lower absent the challenged conduct. These actions are not covered by the RRP or loss-sharing agreements previously entered into in connection with certain antitrust litigation, including Interchange.

Merrill Lynch Acquisition-related Matters
Since January 2009, the Corporation and certain of its current and former officers and directors, among others, have been named as defendants in a variety of actions filed in state and federal courts relating to the Corporation’s acquisition of Merrill Lynch (the Acquisition). These Acquisition-related cases consist of securities actions, derivative actions and actions under ERISA. The claims in these actions generally concern: (i) the Acquisition; (ii) the financial condition and 2008 fourth-quarter losses experienced by the Corporation and Merrill Lynch; (iii) due diligence conducted in connection with the Acquisition; (iv) the Acquisition agreements’ terms regarding Merrill Lynch’s ability to pay bonuses to Merrill Lynch employees up to $5.8 billion; (v) the Corporation’s discussions with government officials in December 2008 regarding the Corporation’s consideration of invoking the material adverse change clause in the Acquisition agreement and the possibility of obtaining government assistance in completing the Acquisition; and/or (vi) alleged material misrepresentations and/or material omissions in the proxy statement and related materials for the Acquisition.
Securities Actions
Plaintiffs in In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation (Securities Plaintiffs), a putative class action filed in the U.S. District Court for the Southern District of New York, represent all: (i) purchasers of the Corporation’s common and preferred securities between September 15, 2008 and January 21, 2009 and its January 2011 options; (ii) holders of the Corporation’s common stock as of October 10, 2008; and (iii) purchasers of the Corporation’s common stock issued in the offering that occurred on or about October 7, 2008. During the purported class period, the Corporation had between 4,560,112,687 and 5,017,579,321 common shares outstanding and the price of those shares declined from $33.74 on September 12, 2008 to $6.68 on January 21, 2009. Securities Plaintiffs claim violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder. Securities Plaintiffs’ amended complaint also alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 related to the offering of the Corporation’s common stock that occurred on or about October 7, 2008, and names BAS and MLPF&S, among others, as defendants on certain claims. The Corporation and its co-defendants filed motions to dismiss, which the court granted in part in August 2010 by dismissing certain of the Securities Plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934. Securities Plaintiffs filed a second amended complaint which repleaded some of the dismissed claims as well as added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of holders of certain debt, preferred securities and option securities. In July 2011, the court granted in part defendants’ motion to dismiss the second amended complaint. As a result of the court’s July 2011 ruling, the Securities Plaintiffs were (in addition to the claims sustained in the court’s August 2010 ruling) permitted to pursue a claim under Section 10(b) asserting that defendants should have made additional disclosures in connection with the Acquisition about the financial condition and 2008 fourth-quarter losses experienced by Merrill Lynch. Securities Plaintiffs seek unspecified monetary damages, legal costs and attorneys’ fees. On February 6, 2012, the court granted Securities Plaintiffs’

Bank of America 227

motion for class certification. On February 21, 2012, the Corporation filed a petition requesting that the U.S. Court of Appeals for the Second Circuit review the district court’s order granting Securities Plaintiffs’ motion for class certification.
Several individual plaintiffs have opted to pursue claims apart from the In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation and, accordingly, have initiated individual actions in the U.S. District Court for the Southern District of New York relying on substantially the same facts and claims as the Securities Plaintiffs.
On January 13, 2010, the Corporation, Merrill Lynch and certain of the Corporation’s current and former officers and directors were named in a purported class action filed in the U.S. District Court for the Southern District of New York entitled Dornfest v. Bank of America Corp., et al. The action is purportedly brought on behalf of investors in Corporation option contracts between September 15, 2008 and January 22, 2009 and alleges that during the class period approximately 9.5 million Corporation call option contracts and approximately eight million Corporation put option contracts were traded on seven of the Options Clearing Corporation exchanges. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC rules promulgated thereunder. Plaintiffs seek unspecified monetary damages, legal costs and attorneys’ fees. On April 9, 2010, the court consolidated this action with the consolidated securities action in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation, and ruled that plaintiffs may pursue the action as an individual action. In August 2011, plaintiff again asked the court for permission to pursue claims on a class basis, which the court again denied in an order issued in September 2011. Plaintiffs have attempted to appeal that ruling.
Derivative Actions
The Corporation and certain current and former directors are named as defendants in several putative class and derivative actions in the Delaware Court of Chancery, including: Rothbaum v. Lewis; Southeastern Pennsylvania Transportation Authority v. Lewis; Tremont Partners LLC v. Lewis; Kovacs v. Lewis; Stern v. Lewis; and Houx v. Lewis, brought by shareholders alleging breaches of fiduciary duties and waste of corporate assets in connection with the Acquisition. On April 27, 2009, the Delaware Court of Chancery consolidated the derivative actions under the caption In re Bank of America Corporation Stockholder Derivative Litigation. The consolidated derivative complaint seeks, among other things, unspecified monetary damages, equitable remedies and other relief. On April 30, 2009, the putative class claims in the Stern v. Lewis and Houx v. Lewis actions were voluntarily dismissed without prejudice. Trial is scheduled for October 2012.
In addition, the JPML ordered the transfer of actions related to the Acquisition that had been pending in various federal courts to the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings. These actions have been separately consolidated and are now pending under the caption In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation.
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
ERISA Actions
On October 9, 2009, plaintiffs in the ERISA actions in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation (the ERISA Plaintiffs) filed a consolidated amended complaint for breaches of duty under ERISA. The amended complaint is brought on behalf of a purported class that consists of participants in the Corporation’s 401(k) Plan, the Corporation’s 401(k) Plan for Legacy Companies, the CFC 401(k) Plan (collectively, the 401(k) Plans) and the Corporation’s Pension Plan. The amended complaint alleges violations of ERISA, based on, among other things: (i) an alleged failure to prudently and loyally manage the 401(k) Plans and Pension Plan by continuing to offer the Corporation’s common stock as an investment option or measure for participant contributions; (ii) an alleged failure to monitor the fiduciaries of the 401(k) Plans and Pension Plan; (iii) an alleged failure to provide complete and accurate information to the 401(k) Plans and Pension Plan participants with respect to the Merrill Lynch and Countrywide acquisitions and related matters; and (iv) alleged co-fiduciary liability for these purported fiduciary breaches. The amended complaint seeks unspecified monetary damages, equitable remedies and other relief. On August 27, 2010, the court dismissed the complaint brought by plaintiffs in the consolidated ERISA action in its entirety. The ERISA Plaintiffs filed a notice of appeal of the court’s dismissal of their actions. The parties then stipulated to the dismissal of the appeal with the agreement that the ERISA Plaintiffs can reinstate their appeal at any time up until July 27, 2012.
NYAG Action
On February 4, 2010, the New York Attorney General (NYAG) filed a civil complaint in New York Supreme Court entitled People of the State of New York v. Bank of America, et al. The complaint names as defendants the Corporation and the Corporation’s former CEO and CFO, and alleges violations of Sections 352, 352-c(1)(a), 352-c(1)(c) and 353 of the New York General Business Law, commonly known as the Martin Act, and Section 63(12) of the New York Executive Law. The complaint seeks an unspecified amount in disgorgement, penalties, restitution, and damages and other equitable relief.

228 Bank of America 2011

Montgomery
The Corporation, several current and former officers and directors, BAS, MLPF&S and other unaffiliated underwriters have been named as defendants in a putative class action filed in the U.S. District Court for the Southern District of New York entitled Montgomery v. Bank of America, et al. Plaintiff filed an amended complaint on January 14, 2011. Plaintiff seeks to sue on behalf of all persons who acquired certain series of preferred stock offered by the Corporation pursuant to a shelf registration statement dated May 5, 2006. Plaintiff’s claims arise from three offerings dated January 24, 2008, January 28, 2008 and May 20, 2008, from which the Corporation allegedly received proceeds of $15.8 billion. The amended complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and alleges that the prospectus supplements associated with the offerings: (i) failed to disclose that the Corporation’s loans, leases, CDOs and commercial MBS were impaired to a greater extent than disclosed; (ii) misrepresented the extent of the impaired assets by failing to establish adequate reserves or properly record losses for its impaired assets; (iii) misrepresented the adequacy of the Corporation’s internal controls in light of the alleged impairment of its assets; (iv) misrepresented the Corporation’s capital base and Tier 1 leverage ratio for risk-based capital in light of the allegedly impaired assets; and (v) misrepresented the thoroughness and adequacy of the Corporation’s due diligence in connection with its acquisition of Countrywide. The amended complaint seeks rescission, compensatory and other damages. Defendants moved to dismiss for failure to state a claim. On February 9, 2012, the magistrate judge (to whom dispositive motions were referred for a report and recommendation) concluded that the amended complaint does not adequately plead claims under the Securities Act of 1933 and recommended that the district court dismiss the amended complaint in its entirety and deny plaintiffs’ request to amend the complaint without prejudice, which the district court will consider.
Mortgage-backed Securities Litigation
The Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20 of the Securities Exchange Act of 1934 and/or state securities laws and other state statutory and common laws.
These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers’ ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trust’s title to the mortgage loans comprising the pool for that securitization (collectively, MBS Claims). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities (including the National Credit Union Administration) have threatened legal actions against the Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates concerning MBS offerings.
On August 15, 2011, the JPML ordered multiple federal court cases involving Countrywide MBS consolidated for pretrial purposes in the U.S. District Court for the Central District of California, in a multi-district litigation entitled In re Countrywide Financial Corp. Mortgage-Backed Securities Litigation (the Countrywide RMBS MDL).
AIG Litigation
On August 8, 2011, American International Group, Inc. and certain of its affiliates (collectively, AIG) filed a complaint in New York Supreme Court, New York County, in a case entitled American International Group, Inc. et al. v. Bank of America Corporation et al. AIG has named the Corporation, Merrill Lynch, CHL and a number of related entities as defendants. AIG’s complaint asserts certain MBS Claims pertaining to 347 MBS offerings and two private placements in which it alleges that it purchased securities between 2005 and 2007. AIG seeks rescission of its purchases or a rescissory measure of damages or, in the alternative, compensatory damages of no less than $10 billion; punitive damages; and other unspecified relief. Defendants removed the case to the U.S. District Court for the Southern District of New York and filed a notice with the JMDL seeking to add the case to the Countrywide RMBS MDL. The district court denied AIG’s motion to remand the case to state court. Plaintiffs are seeking an interlocutory appeal to the U.S. Court of Appeals for the Second Circuit following the district court’s certification. On December 21, 2011, the JMDL transferred the Countrywide MBS claims to the Countrywide RMBS MDL. The non-Countrywide MBS claims will be heard in the U.S. District Court for the Southern District of New York.
Dexia Litigation
Dexia Holdings, Inc. and others filed an action on January 24, 2011 against CFC, the Corporation, several related entities, and former directors and officers of Countrywide in New York Supreme Court, New York County entitled Dexia Holdings, Inc., et al., v. Countrywide Financial Corporation, et al. The complaint asserts certain MBS Claims relating to plaintiffs’ alleged purchases of MBS issued by CFC-related entities in 142 MBS offerings and six private placements between April 2004 and August 2007 and seeks unspecified compensatory and/or rescissory damages, punitive damages and other unspecified relief. Defendants removed the case to the U.S. District Court for the Southern District of New York, and on August 15, 2011, the JMDL transferred the case to the Countrywide RMBS MDL. On November 8, 2011, the Countrywide RMBS MDL denied plaintiffs’ motion to remand the case to New York Supreme Court. On February 17, 2012, the Countrywide RMBS MDL granted in substantial part defendants' motion to dismiss, dismissing with prejudice all federal law claims

Bank of America 229

as to 146 of the 148 offerings at issue, dismissing with leave to amend the state law negligent misrepresentation, aiding and abetting, and successor liability claims and substantially denying the motion to dismiss as to the state law fraud and fraudulent inducement claims.
FHFA Litigation
The FHFA, as conservator for FNMA and FHLMC, filed an action on September 2, 2011 against the Corporation and related entities, CFC and related entities, certain former officers of these entities, and NB Holdings Corporation in New York Supreme Court, New York County, entitled Federal Housing Finance Agency v. Countrywide Financial Corporation, et al. (the FHFA Countrywide Litigation). FHFA’s complaint asserts certain MBS Claims in connection with allegations that FNMA and FHLMC purchased MBS issued by CFC-related entities in 86 MBS offerings between 2005 and 2008. The FHFA seeks among other relief, rescission of the consideration paid for the securities or alternatively damages allegedly incurred by FNMA and FHLMC. The FHFA also seeks recovery of punitive damages.
On September 30, 2011, CFC removed the FHFA Countrywide Litigation from New York Supreme Court to the U.S. District Court for the Southern District of New York. On February 7, 2012, the JPML transferred the matter to the Countrywide RMBS MDL. The FHFA’s motion to remand the case to New York Supreme Court is pending.
Also on September 2, 2011, the FHFA, as conservator for FNMA and FHLMC, filed complaints in the U.S. District Court for the Southern District of New York against the Corporation and Merrill Lynch related entities, and certain current and former officers and directors of these entities. The actions are entitled Federal Housing Finance Agency v. Bank of America Corporation, et al. and Federal Housing Finance Agency v. Merrill Lynch & Co., Inc., et al. The complaints assert certain MBS Claims relating to MBS issued and/or underwritten by the Corporation, Merrill Lynch and related entities in 23 MBS offerings and in 72 MBS offerings, respectively, between 2005 and 2008 and allegedly purchased by either FNMA or FHLMC in their investment portfolio. The FHFA seeks among other relief, rescission of the consideration paid for the securities or alternatively damages allegedly incurred by FNMA and FHLMC. The FHFA also seeks recovery of punitive damages in the Merrill Lynch action.
Federal Home Loan Bank Litigation
On January 18, 2011, the Federal Home Loan Bank of Atlanta (FHLB Atlanta) filed a complaint asserting certain MBS Claims against the Corporation, CFC and other Countrywide entities in Georgia State Court, Fulton County, entitled Federal Home Loan Bank of Atlanta v. Countrywide Financial Corporation, et al. FHLB Atlanta seeks rescission of its purchases or a rescissory measure of damages, unspecified punitive damages and other unspecified relief in connection with its alleged purchase of 16 MBS offerings issued and/or underwritten by Countrywide-related entities between 2004 and 2007.
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB Chicago) filed a complaint against the Corporation, Countrywide, MLPF&S and related entities in Illinois Circuit Court, Cook County, entitled Federal Home Loan Bank of Chicago v. Banc of America Funding Corp., et al. On April 8, 2011, FHLB Chicago filed an amended complaint adding Merrill Lynch Mortgage Investors (MLMI) and others as defendants. FHLB Chicago asserts certain MBS Claims arising from FHLB Chicago’s alleged purchase in 13 MBS offerings issued and/or underwritten by affiliates of the Corporation, Merrill Lynch or Countrywide between 2005 and 2006 and seeks rescission, unspecified damages and other unspecified relief.
On March 15, 2010, the Federal Home Loan Bank of San Francisco (FHLB San Francisco) filed an action in California Superior Court, San Francisco County, entitled, Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. FHLB San Francisco’s complaint asserts certain MBS Claims against BAS, CFC and several related entities in connection with its alleged purchases in 51 MBS offerings and one private placement issued and/or underwritten by those defendants between 2004 and 2007 and seeks rescission and unspecified damages. FHLB San Francisco dismissed the federal claims with prejudice on August 11, 2011. On September 8, 2011, the court denied defendants’ motions to dismiss the state law claims.
Luther Litigation and Related Actions
On November 14, 2007, David H. Luther and various pension funds (collectively, the Luther Plaintiffs) commenced a putative class action against CFC, several of its affiliates, MLPF&S and certain former officers of these in California Superior Court, Los Angeles County, entitled Luther v. Countrywide Financial Corporation, et al. (the Luther Action). The Luther Plaintiffs’ complaint asserts certain MBS Claims in connection with MBS issued by subsidiaries of CFC in 429 offerings between 2005 and 2007. The Luther Plaintiffs certified that they collectively purchased securities in 63 of 429 offerings for approximately $216 million. The Luther Plaintiffs seek compensatory and/or rescissory damages and other unspecified relief. On January 6, 2010, the court granted CFC’s motion to dismiss with prejudice due to lack of subject matter jurisdiction. On May 18, 2011, the California Court of Appeal reversed the dismissal and remanded to the Superior Court. Defendants have filed a motion to dismiss.
Following the previous dismissal of the Luther Action on January 6, 2010, the Maine State Retirement System filed a putative class action in the U.S. District Court for the Central District of California, entitled Maine State Retirement System v. Countrywide Financial Corporation, et al. (the Maine Action). The Maine Action names the same defendants as the Luther Action, as well as the Corporation and NB Holdings Corporation, and asserts substantially the same allegations regarding 427 of the MBS offerings that were at issue in the Luther Action. Plaintiffs in the Maine Action (Maine Plaintiffs) seek compensatory and/or rescissory damages and other unspecified relief.
On November 4, 2010, the court granted CFC’s motion to dismiss the amended complaint in its entirety and held that the Maine Plaintiffs only have standing to sue over the 81 offerings in which they actually purchased MBS. The court also held that the applicable statute of limitations could be tolled by the filing of the Luther Action only with respect to the offerings in which the Luther Plaintiffs actually purchased MBS. As a result of these standing and tolling rulings, the number of offerings at issue in the Maine Action was reduced from 427 to 14. On December 6, 2010, the Maine Plaintiffs filed a second amended complaint that relates to 14 MBS offerings. On April 21, 2011, the court dismissed with prejudice the successor liability claims against the Corporation and NB Holdings Corporation. On May 6, 2011, the court held that the Maine Plaintiffs only have standing to sue over the specific MBS tranches that they purchased, and that the applicable statute of limitations could be tolled by the filing of the Luther Action only

230 Bank of America 2011

with respect to the specific tranches of MBS that the Luther Plaintiffs purchased. As a result of these tranche-specific standing and tolling rulings, the Maine Action was further reduced from 14 offerings to eight tranches. On June 6, 2011, the Maine Plaintiffs filed a third amended complaint that related to eight MBS tranches. On June 15, 2011, the court denied the Maine Plaintiffs’ motion to permit immediate interlocutory appeal of the court’s orders on standing, tolling of the statute of limitations and successor liability. On October 12, 2011, upon stipulation by the parties, the court certified a class consisting of eight subclasses, one for each of the eight MBS tranches at issue.
On November 17, 2010, Western Conference of Teamsters Pension Trust Fund (Western Teamsters) filed a putative class action against the same defendants named in the Maine Action in California Superior Court, Los Angeles County, entitled Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. Western Teamsters’ complaint asserts that Western Teamsters and other unspecified investors purchased MBS issued in the 428 offerings that were also at issue in the Luther Action and asserts substantially the same allegations as the Luther Action. The Western Teamsters action has been coordinated with the Luther Action. Western Teamsters seek unspecified compensatory and/or rescissory damages and other unspecified relief.
On January 27, 2011, Putnam Bank filed a putative class action lawsuit against CFC, the Corporation and several related entities, among others, in the U.S. District Court for the District of Connecticut, entitled Putnam Bank v. Countrywide Financial Corporation, et al. Putnam Bank’s complaint asserts certain MBS Claims in connection with alleged purchases in eight MBS offerings issued by CFC subsidiaries between 2005 and 2007. Putnam Bank seeks rescission of its purchases or a rescissory measure of unspecified damages and/or compensatory damages and other unspecified relief. On August 15, 2011, the case was transferred to the Countrywide RMBS MDL.
Sealink Litigation
On September 29, 2011, Sealink Funding Limited filed a complaint against the Corporation and related entities, Countrywide entities, NB Holdings Corporation and certain former officers of Countrywide. The action is entitled Sealink Funding Limited v. Countrywide Financial Corp., and was filed in New York Supreme Court, New York County. The complaint asserts certain MBS Claims in connection with alleged purchases in 31 MBS offerings issued and/or underwritten by Countrywide entities between 2005 and 2007. Sealink seeks among other relief, rescission of the consideration Sealink allegedly paid for the securities, or alternatively, damages allegedly incurred by Sealink, as well as punitive damages. On October 6, 2011, defendants removed the action to the U.S District Court for the Southern District of New York. The JMDL transferred the case to the Countrywide RMBS MDL.
Merrill Lynch MBS Litigation
Merrill Lynch, MLPF&S, MLMI, and certain current and former directors of MLMI are named as defendants in a consolidated class action in the U.S. District Court in the Southern District of New York, entitled Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc. Plaintiffs assert certain MBS Claims in connection with their purchase of MBS. In March 2010, the court dismissed claims related to 65 of 84 offerings with prejudice due to lack of standing as no named plaintiff purchased securities in those offerings. On November 8, 2010, the court dismissed claims related to one additional offering on separate grounds. On December 14, 2011, the court granted preliminary approval of a settlement providing for a payment by the Corporation in an amount not material to the Corporation’s results of operations (which amount was fully accrued by the Corporation as of December 31, 2011).
Stichting Pensioenfonds ABP (Merrill Lynch) Litigation
On August 19, 2010, Stichting Pensioenfonds ABP (ABP) filed a complaint against Merrill Lynch related entities, and certain current and former directors of MLMI and other defendants, in New York Supreme Court, New York County, entitled Stichting Pensioenfonds v. Merrill Lynch & Co., Inc., et al. The action was removed to the U.S. District Court for the Southern District of New York. ABP’s complaint asserts certain MBS Claims in connection with alleged purchases in 13 offerings of Merrill Lynch-related MBS issued between 2006 and 2007. On October 12, 2011, ABP filed an amended complaint regarding the same offerings and adding additional federal securities law and state law claims. ABP seeks unspecified compensatory damages, interest and legal fees, or alternatively, rescission.
Regulatory Investigations
The Corporation has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries and investigations related to a number of transactions involving the Corporation’s underwriting and issuance of MBS and its participation in certain CDO offerings. These inquiries and investigations include, among others, an investigation by the SEC related to Merrill Lynch’s risk control, valuation, structuring, marketing and purchase of CDOs. The Corporation has provided documents and testimony and continues to cooperate fully with these inquiries and investigations.
Countrywide may also be subject to contractual indemnification for the benefit of certain individuals involved in the MBS matters discussed above.
Mortgage Repurchase Litigation
Walnut Place Litigation
On February 23, 2011, 11 entities with the common name Walnut Place (including Walnut Place LLC, and Walnut Place II LLC through Walnut Place XI LLC) filed a lawsuit, entitled Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al., in New York Supreme Court, New York County, against CHL and several unaffiliated defendants (collectively, Sellers), as well as the Corporation and the Bank of New York Mellon in its capacity as trustee. The initial complaint was a purported derivative action for alleged breaches of a pooling and servicing agreement under which the Sellers sold residential mortgage loans to a securitization trust. Plaintiffs are alleged holders of certificates in several classes of the securitization trust who purport to sue derivatively in the place of the trustee. Plaintiffs allege that Sellers breached representations and warranties in the pooling and servicing agreement regarding mortgage loans. Plaintiffs seek a court order requiring Sellers to repurchase the mortgage loans at issue, or alternatively, damages for breach of contract, and allege that the Corporation is a successor in liability to CHL. On April 12, 2011, plaintiffs amended

Bank of America 231

their complaint to add similar allegations with respect to an additional securitization trust. On May 17, 2011, the Corporation and Sellers jointly moved to dismiss the amended complaint.
On August 2, 2011, plaintiffs filed a separate action entitled Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al., in New York Supreme Court, New York County, against the Corporation and Sellers, and The Bank of New York Mellon in its capacity as trustee. This action makes allegations similar to those in the prior Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al. lawsuit with respect to an additional securitization trust. On October 7, 2011, the Corporation and Sellers jointly moved to dismiss the complaint.
TMST, Inc. Litigation
On April 29, 2011, the Chapter 11 bankruptcy trustee for TMST, Inc. (formerly known as Thornburg Mortgage, Inc.) and for certain affiliated entities (collectively, Thornburg), along with Zuni Investors, LLC (ZI), filed an adversary proceeding in the U.S. Bankruptcy Court for the District of Maryland entitled In Re TMST, Inc., f/k/a Thornburg Mortgage, Inc. against CHL and the Corporation. Plaintiffs filed an amended complaint on July 29, 2011, in which they allege, among other things, that CHL sold residential mortgage loans to Thornburg pursuant to two agreements, and that CHL allegedly breached certain representations and warranties contained in those agreements concerning property appraisals, prudent and customary loan origination practices, accuracy of mortgage loan schedules, and occupancy status. The complaint further alleges that those loans were deposited by Thornburg into a securitization trust, that ZI purchased certificates issued by that trust, and that the securitization trustee subsequently assigned to ZI and the bankruptcy trustee the right to pursue representation and warranty claims. Plaintiffs seek a court order requiring CHL to repurchase the mortgage loans at issue, or alternatively, unspecified damages for alleged breach of contract. CHL and the Corporation have filed motions to dismiss the case, to withdraw the reference to the Bankruptcy Court, and for transfer of venue to the United States District Court for the Central District of California.
U.S. Bank Litigation
On August 29, 2011, U.S. Bank, National Association (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10 (the Trust), a mortgage pool backed by loans originated by CHL, filed a complaint in New York Supreme Court, New York County, in a case entitled U.S. Bank National Association, as Trustee for HarborView Mortgage Loan Trust, Series 2005-10 v. Countrywide Home Loans, Inc. (dba Bank of America Home Loans), Bank of America Corporation, Countrywide Financial Corporation, Bank of America, N.A., and NB Holdings Corporation. U.S. Bank seeks a declaration that, as a result of alleged misrepresentations by CHL in connection with its sale of the loans, defendants must repurchase the loans. U.S. Bank further asserts that defendants are liable for breach of contract for the alleged failure to repurchase a subset of those loans. Defendants removed the case to the U.S. District Court for the Southern District of New York. U.S. Bank filed a motion to remand which is currently pending. On February 7, 2012, the JPML issued an order transferring the case to the Countrywide RMBS MDL in the U.S. District Court for the Central District of California.

Mortgage Servicing Investigations and Litigation
The Corporation entered into a consent order with the Office of the Comptroller of the Currency (OCC) on April 13, 2011, which requires servicers to make several enhancements to their servicing operations, including implementation of a single point of contact model for borrowers throughout the loss mitigation and foreclosure processes, adoption of measures designed to ensure that foreclosure activity is halted once a borrower has been approved for a modification unless the borrower fails to make payments under the modified loan and implementation of enhanced controls over third-party vendors that provide default servicing support services. In addition, the consent order required that servicers retain an independent consultant, approved by the OCC, to conduct a review of all foreclosure actions pending, or foreclosure sales that occurred between January 1, 2009 and December 31, 2010 and submit a plan to the OCC to remediate all financial injury to borrowers caused by any deficiencies identified through the review. The review is comprised of two parts: a sample file review conducted by the independent consultant, which began in October 2011, and file reviews by the independent consultant based upon requests for review from customers with in-scope foreclosures. The Corporation began outreach to those customers in November 2011 and additional outreach efforts are underway. Because the review process is available to a large number of potentially eligible borrowers and involves an examination of many details and documents, each review could take several months to complete. The Corporation cannot yet accurately determine how many borrowers will request a review, how many borrowers will meet the eligibility requirements or how much in compensation might ultimately be paid to eligible borrower.
On February 9, 2012, the Corporation reached agreements in principle (collectively, the Servicing Resolution Agreements) with (i) the DOJ, various federal regulatory agencies and 49 attorneys general to resolve federal and state investigations into certain origination, servicing and foreclosure practices (the Global AIP), (ii) the Federal Housing Administration (the FHA) to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily by Countrywide prior to and for a period following the acquisition of that lender (the FHA AIP) and (iii) each of the Federal Reserve and the OCC regarding civil monetary penalties related to conduct that was the subject of consent orders entered into with the banking regulators in April 2011 (the Consent Order AIPs).
The Servicing Resolution Agreements are subject to ongoing discussions among the parties and completion and execution of definitive documentation, as well as required regulatory and court approvals. The Global AIP is subject to, among other things, Federal court approval in the United States District Court in the District of Columbia and regulatory approvals of the United States Department of the Treasury and other federal agencies. The Consent Order AIPs are subject to, among other things, the finalization of the Global AIP.
The Global AIP calls for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, principal reduction, short sales and deeds-in-lieu of foreclosure, and approximately $1.0 billion of refinancing assistance. The Corporation could be required to make additional payments if it fails to meet its borrower assistance and

232 Bank of America 2011

refinancing assistance commitments over a three-year period. In addition, the Corporation could be required to pay an additional $350 million if the Corporation fails to meet certain first-lien principal reduction thresholds over a three-year period. The Corporation also entered into agreements with several states under which it committed to perform certain minimum levels of principal reduction and related activities within those states as part of the Global AIP, and under which it could be required to make additional payments if it fails to meet such minimum levels. The Corporation may also incur additional operating costs (e.g., servicing costs) to implement certain terms of the Global AIP in future periods. The FHA AIP provides for an upfront cash payment by the Corporation of $500 million. The FHA would release the Corporation from all claims arising from loans originated prior to April 30, 2009 that were submitted for FHA insurance claim payments prior to January 1, 2012, and from multiple damages and penalties for loans that were originated on or before April 30, 2009, but had not been submitted for FHA insurance claim payment. The Corporation would have the obligation to pay an additional $500 million if the Corporation fails to meet certain principal reduction thresholds over a three-year period.
Pursuant to an agreement in principle, the OCC agreed to hold in abeyance the imposition of a civil monetary penalty of $164 million. Pursuant to a separate agreement in principle, the Federal Reserve will assess a civil monetary penalty in the amount of $176 million against the Corporation. Satisfying its payment, borrower assistance and remediation obligations under the Global AIP will satisfy any civil monetary penalty obligations arising under these agreements in principle. If, however, the Corporation does not make certain required payments or undertake certain required actions under the Global AIP, the OCC will assess, and the Federal Reserve will require the Corporation to pay the difference between the aggregate value of the payments and actions under these agreements in principle and the penalty amounts.
Under the terms of the Global AIP, the federal and participating state governments would release the Corporation from further liability for certain alleged residential mortgage origination, servicing and foreclosure deficiencies. In settling origination issues related to FHA guaranteed loans originated on or before April 30, 2009, the FHA would provide the Corporation and its affiliates a release for all claims with respect to such loans if an insurance claim had been submitted to the FHA prior to January 1, 2012 and a release of multiple damages and penalties (but not single damages) if no such claim had been submitted.
The Servicing Resolution Agreements do not cover claims arising out of securitization, including representations made to investors respecting MBS, criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to the Mortgage Electronic Registration System, and claims by the GSEs (including repurchase demands), among other items.
The Corporation continues to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to its past and current servicing and foreclosure activities, including those claims not covered by the Servicing Resolution Agreements. This scrutiny may extend beyond the Corporation’s pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny may subject the Corporation to inquiries or investigations.

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
On March 23, 2011, the U.S. District Court for the Southern District of New York issued an order granting in part and denying in part BANA’s motions to dismiss the 2009 Actions. The court dismissed plaintiffs’ claims against BANA in its capacity as custodian and depositary, as well as plaintiffs’ claims for contractual indemnification and other claims. The court retained the claims questioning BANA’s performance as indenture trustee and collateral agent. Finally, the court agreed with BANA that plaintiffs may not pursue claims for any breach that arose prior to July 20, 2009 (the date on which plaintiffs purchased the last issuance of Ocala notes). On December 29, 2011, plaintiffs moved for leave to amend their complaints to include additional contractual, tort and equitable claims.
On June 22, 2011, BANA filed third-party complaints in the 2009 Actions against BNP Paribas Securities Corp. (BNP Securities) and Deutsche Bank Securities, Inc. (Deutsche Securities) seeking contribution for damages sustained by BANA in the underlying actions. BNP Securities and Deutsche Securities (collectively, the Note Dealers) served as note dealers and private placement agents for the Ocala notes that are the subject of the underlying actions. On September 15, 2011, the Note Dealers moved to dismiss the third-party complaints.
On August 30, 2010, plaintiffs each filed new lawsuits (the 2010 Actions) against BANA in the U.S. District Court for the Southern District of Florida entitled BNP Paribas Mortgage Corporation v. Bank of America, N.A. and Deutsche Bank AG v. Bank of America, N.A., which the parties agreed to transfer to the U.S. District Court for the Southern District of New York as related to the 2009 Actions. On December 29, 2011, plaintiffs voluntarily dismissed the 2010 Actions without prejudice and moved for leave to amend their complaints in the 2009 Actions, as discussed above.
On October 1, 2010, BANA, on behalf of Ocala’s investors, filed suit in the U.S. District Court for the District of Columbia against the FDIC as receiver of Colonial Bank, TBW’s primary bank, and Platinum Community Bank (Platinum, a wholly-owned subsidiary

Bank of America 233

of TBW) entitled Bank of America, National Association as indenture trustee, custodian and collateral agent for Ocala Funding, LLC v. Federal Deposit Insurance Corporation. The suit seeks judicial review of the FDIC’s denial of the administrative claims brought by BANA in the FDIC’s Colonial and Platinum receivership proceedings. BANA’s claims allege that Ocala’s losses were in whole or in part the result of Colonial and Platinum’s participation in TBW’s alleged fraud. BANA seeks a court order requiring the FDIC to allow BANA’s claims in an amount equal to Ocala’s losses and, accordingly, to permit BANA, as trustee, collateral agent, custodian and depositary for Ocala, to share appropriately in distributions of any receivership assets that the FDIC makes to creditors of the two failed banks.
On March 14, 2011, the FDIC moved to dismiss BANA’s action, primarily on the ground that Ocala Funding had not exhausted its administrative remedies. BANA filed an amended complaint alleging that it had exhausted its administrative remedies. On August 5, 2011, the FDIC answered and moved to dismiss the amended complaint, and asserted counterclaims against BANA in its individual capacity seeking approximately $900 million in damages. The counterclaims allege that Colonial sent 4,808 loans to BANA as bailee; that BANA converted the loans into Ocala collateral without first ensuring that Colonial was paid; and that Colonial was never paid for these loans. BANA filed an opposition to the FDIC’s motion to dismiss on October 21, 2011, along with a motion to dismiss the FDIC’s counterclaims.
NOTE 15 Shareholders’ Equity
Common Stock
In November 2011, August 2011, May 2011 and January 2011, the Corporation’s Board of Directors (the Board) declared the fourth, third, second and first quarter cash dividends of $0.01 per common share, which were paid on December 23, 2011, September 23, 2011, June 24, 2011 and March 25, 2011 to common shareholders of record on December 2, 2011, September 2, 2011, June 3, 2011 and March 4, 2011, respectively. In addition, in January 2012, the Board declared a first quarter cash dividend of $0.01 per common share payable on March 23, 2012 to common shareholders of record on March 2, 2012.
In connection with the exchanges described below in Preferred Stock, the Corporation issued 400 million shares of common stock.
On September 1, 2011, the Corporation closed the sale to Berkshire Hathaway, Inc. (Berkshire) of 50,000 shares of the Series T Preferred Stock and a warrant (the Warrant) to purchase 700 million shares of the Corporation’s common stock for an aggregate purchase price of $5.0 billion in cash. Of the $5.0 billion in cash proceeds, $2.9 billion was allocated to preferred stock and $2.1 billion to the Warrant on a relative fair value basis. The discount on the Series T Preferred Stock is not subject to accretion. The portion of proceeds allocated to the Warrant was recorded as additional paid-in capital. The Warrant is exercisable at the holder’s option at any time, in whole or in part until September 1, 2021, at an exercise price of $7.142857 per share of common stock. The Warrant may be settled in cash or by exchanging all or a portion of the Series T Preferred Stock. For additional information on the Berkshire investment and Series T Preferred Stock, see Preferred Stock in this Note.

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
In connection with employee stock plans in 2011, the Corporation issued approximately 51 million shares and repurchased approximately 28 million shares of its common stock to satisfy tax withholding obligations. At December 31, 2011, the Corporation had reserved 2.2 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
There is no existing Board authorized share repurchase program.
Preferred Stock
During both 2011 and 2010, the dividends declared on preferred stock were $1.4 billion, and $4.5 billion for 2009.
In 2011, the Corporation entered into separate agreements with certain institutional preferred and Trust Security holders (the Exchange Agreements) pursuant to which the Corporation and each security holder agreed to exchange shares, or depository shares representing fractional interests in shares, of various series of the Corporation’s preferred stock, par value $0.01 per share, or Trust Securities for an aggregate of 400 million shares of the Corporation’s common stock valued at $2.2 billion and $2.3 billion aggregate principal amount of senior notes. The exchanges, in the aggregate, increased Tier 1 common capital by $3.9 billion, or approximately 29 bps. The Exchange Agreements related to Trust Securities are described in Note 13 – Long-term Debt and the Exchange Agreements related to preferred stock are described below.
As part of the Exchange Agreements, the Corporation exchanged non-convertible preferred stock, with an aggregate liquidation preference of $815 million and carrying value of $814 million, for 72 million shares of common stock valued at $399 million and senior notes valued at $231 million. The $184 million difference between the carrying value of the non-convertible preferred stock and the fair value of the consideration issued to the holders of the non-convertible preferred stock was recorded in retained earnings as a non-cash reduction to preferred stock dividends.

234 Bank of America 2011

Additionally, as a part of the Exchange Agreements, a portion of the Series L 7.25% Non-Cumulative Perpetual Convertible Preferred Stock (Series L Preferred Stock) with an aggregate liquidation preference and carrying value of $269 million was exchanged for 20 million common shares valued at $123 million and senior notes valued at $129 million. The $17 million difference between the carrying value of the Series L Preferred Stock and the fair value of the consideration issued to holders of the Series L Preferred Stock was reclassified from preferred stock to common stock and additional paid-in capital. Because the number of common shares issued to the Series L Preferred Stock holders was in excess of the number of common shares issuable pursuant to the original conversion terms, the $220 million fair value of consideration transferred to the Series L Preferred Stock holders in excess of the $32 million fair value of securities issuable pursuant to the original conversion terms was recorded as a non-cash preferred stock dividend. The dividend did not impact total shareholders’ equity as it reduced retained earnings and increased common stock and additional paid-in capital by the same amount.
The table below lists the aggregate liquidation value of each series of preferred stock exchanged.

Preferred Stock Exchanged

	Preferred Shares Exchanged	Liquidation Value (1, 2)
(Dollars in millions, actual shares)
Non-convertible
Series D	260	$7
Series E	5,915	148
Series J	1,058	26
Series K	4,929	123
Series M	4,958	124
Series 1	1,215	36
Series 2	5,436	163
Series 3	563	17
Series 4	2,203	66
Series 5	3,288	99
Series 6	5,612	6
Total non-convertible	35,437	815
Convertible
Series L	269,139	269
Total exchanged	304,576	$1,084

(1)	Amounts shown are before third-party issuance costs.

(2)	Carrying value of preferred stock exchanged was $1,083 million.

The Series T Preferred Stock issued as part of the Berkshire investment has a liquidation value of $100,000 per share and dividends on the Series T Preferred Stock accrue on the liquidation value at a rate per annum of six percent but will be paid only when and if declared by the Board out of legally available funds. Subject to the approval of the Board of Governors of the Federal Reserve System, the Series T Preferred Stock may be redeemed by the Corporation at any time at a redemption price of $105,000 per share plus any accrued, unpaid dividends. The Series T Preferred Stock has no maturity date and ranks senior to the outstanding common stock with respect to the payment of dividends and distributions in liquidation. At any time when dividends on the Series T Preferred Stock have not been paid in full, the unpaid amounts will accrue dividends at a rate per annum of eight percent and the Corporation will not be permitted to pay dividends or other distributions on, or to repurchase, any outstanding common stock or any of the Corporation’s outstanding preferred stock of any series. Following payment in full of accrued but unpaid dividends on the Series T Preferred Stock, the dividend rate remains at eight percent per annum.
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
In January 2009, in connection with TARP and the Merrill Lynch acquisition, the Corporation issued to the U.S. Treasury non-voting perpetual preferred stock for $30.0 billion.
In December 2009, the Corporation repurchased the non-voting perpetual preferred stock previously issued to the U.S. Treasury (TARP Preferred Stock) in 2009 and 2008 through the use of $25.7 billion in excess liquidity and $19.3 billion in proceeds from the sale of 1.3 billion Common Equivalent Securities (CES) valued at $15.00 per unit. The CES consisted of depositary shares representing interests in shares of Common Equivalent Junior Preferred Stock, Series S (Common Equivalent Stock) and contingent warrants to purchase an aggregate of 60 million shares of the Corporation’s common stock. On February 23, 2010, the Corporation held a special meeting of stockholders at which it obtained shareholder approval of an amendment to the Corporation’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock. Accordingly, the Common Equivalent Stock automatically converted in full into 1.286 billion shares of common stock on February 24, 2010. In addition, as a result, the contingent warrants expired without having become exercisable and the CES ceased to exist.
During 2009, the Corporation entered into agreements with certain holders of non-government perpetual preferred stock to exchange their holdings of approximately $7.3 billion aggregate liquidation preference, before third-party issuance costs, of 323 million shares of perpetual preferred stock for 545 million shares of common stock with a fair value of $6.1 billion. In addition, the Corporation exchanged $3.9 billion aggregate liquidation preference, before third-party issuance costs, of 144 million shares of non-government preferred stock for 200 million shares of common stock in an exchange offer with a fair value of stock issued of $2.5 billion. In total, these exchanges resulted in the exchange of $11.3 billion aggregate liquidation preference, before third-party issuance costs, or 467 million shares of preferred stock into 745 million shares of common stock with a fair value of $8.6 billion.
In addition, during 2009, the Corporation exchanged 3.6 million shares, or $3.6 billion aggregate liquidation preference of Series L Preferred Stock into 255 million shares of common stock with a fair value of $2.8 billion, which was accounted for as an induced conversion of preferred stock.
As a result of these 2009 exchanges, the Corporation recorded an increase to retained earnings and net income (loss) applicable to common shareholders of $576 million. This represents the net of a $2.62 billion benefit due to the excess of the carrying value of the Corporation’s non-convertible preferred stock over the fair value of the common stock exchanged, partially offset by a $2.04 billion inducement representing the excess of the fair value of the common stock exchanged over the fair value of the common stock that would have been issued under the original conversion terms.

Bank of America 235

The table below presents a summary of perpetual preferred stock previously issued by the Corporation and remaining outstanding at December 31, 2011.

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period
Series B (2)	7% Cumulative Redeemable	June 1997	7,571	$100	$1	7.00%	n/a
Series D (3, 8)	6.204% Non-Cumulative	September 2006	26,174	25,000	654	6.204%	On or after September 14, 2011
Series E (3, 8)	Floating Rate Non-Cumulative	November 2006	13,576	25,000	340	Annual rate equal to the greater of (a) 3-mo. LIBOR + 35 bps and (b) 4.00%	On or after November 15, 2011
Series H (3, 8)	8.20% Non-Cumulative	May 2008	114,483	25,000	2,862	8.20%	On or after May 1, 2013
Series I (3, 8)	6.625% Non-Cumulative	September 2007	14,584	25,000	365	6.625%	On or after October 1, 2017
Series J (3, 8)	7.25% Non-Cumulative	November 2007	38,053	25,000	951	7.25%	On or after November 1, 2012
Series K (3, 9)	Fixed-to-Floating Rate Non-Cumulative	January 2008	61,773	25,000	1,544	8.00% through 1/29/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	n/a
Series M (3, 9)	Fixed-to-Floating Rate Non-Cumulative	April 2008	52,399	25,000	1,310	8.125% through 5/14/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018
Series T	6% Cumulative	September 2011	50,000	100,000	2,918	6.00%	See description in Preferred Stock in this Note
Series 1 (3, 4)	Floating Rate Non-Cumulative	November 2004	3,646	30,000	109	3-mo. LIBOR + 75 bps (5)	On or after November 28, 2009
Series 2 (3, 4)	Floating Rate Non-Cumulative	March 2005	12,111	30,000	363	3-mo. LIBOR + 65 bps (5)	On or after November 28, 2009
Series 3 (3, 4)	6.375% Non-Cumulative	November 2005	21,773	30,000	653	6.375%	On or after November 28, 2010
Series 4 (3, 4)	Floating Rate Non-Cumulative	November 2005	10,773	30,000	323	3-mo. LIBOR + 75 bps (6)	On or after November 28, 2010
Series 5 (3, 4)	Floating Rate Non-Cumulative	March 2007	16,902	30,000	507	3-mo. LIBOR + 50 bps (6)	On or after May 21, 2012
Series 6 (3, 7)	6.70% Non-Cumulative Perpetual	September 2007	59,388	1,000	60	6.70%	On or after February 3, 2009
Series 7 (3, 7)	6.25% Non-Cumulative Perpetual	September 2007	16,596	1,000	17	6.25%	On or after March 18, 2010
Series 8 (3, 4)	8.625% Non-Cumulative	April 2008	89,100	30,000	2,673	8.625%	On or after May 28, 2013
Total			3,689,084		$18,730

(1)	Amounts shown are before third-party issuance costs and other Merrill Lynch purchase accounting related adjustments of $333 million.

(2)	Series B Preferred Stock does not have early redemption/call rights.

(3)	The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends.

(4)	Ownership is held in the form of depositary shares, each representing a 1/1200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(5)	Subject to 3.00% minimum rate per annum.

(6)	Subject to 4.00% minimum rate per annum.

(7)	Ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(8)	Ownership is held in the form of depositary shares, each representing a 1/1000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(9)
Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a semi-annual cash dividend, if and when declared, until the redemption date adjusts to a quarterly cash dividend, if and when declared, thereafter.

n/a = not applicable

236 Bank of America 2011

Series L Preferred Stock listed in the Preferred Stock Summary table does not have early redemption/call rights. Each share of the Series L Preferred Stock may be converted at any time, at the option of the holder, into 20 shares of the Corporation’s common stock plus cash in lieu of fractional shares. On or after January 30, 2013, the Corporation may cause some or all of the Series L Preferred Stock, at its option, at any time or from time to time, to be converted into shares of common stock at the then-applicable conversion rate if, for 20 trading days during any period of 30 consecutive trading days, the closing price of common stock exceeds 130 percent of the then-applicable conversion price of the Series L Preferred Stock. If the Corporation exercises its rights to cause the automatic conversion of Series L Preferred Stock on January 30, 2013, it will still pay any accrued dividends payable on January 30, 2013 to the applicable holders of record.
All series of preferred stock in the Preferred Stock Summary table have a par value of $0.01 per share, are not subject to the operation of a sinking fund, have no participation rights, and with the exception of the Series L Preferred Stock, are not convertible.

The holders of the Series B Preferred Stock and Series 1 through 8 Preferred Stock have general voting rights, and the holders of the other series included in the table have no general voting rights. All outstanding series of preferred stock of the Corporation have preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. With the exception of the Series T Preferred Stock, if any dividend payable on these series is in arrears for three or more semi-annual or six or more quarterly dividend periods, as applicable (whether consecutive or not), the holders of these series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class), will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these series for at least two semi-annual or four quarterly dividend periods, as applicable, following the dividend arrearage.

NOTE 16 Accumulated Other Comprehensive Income
The table below presents the changes in accumulated OCI in 2009, 2010 and 2011, net-of-tax.

(Dollars in millions)	Available-for- Sale Debt Securities	Available-for- Sale Marketable Equity Securities	Derivatives	Employee Benefit Plans (1)	Foreign Currency (2)	Total
Balance, December 31, 2008	$(5,956)	$3,935	$(3,458)	$(4,642)	$(704)	$(10,825)
Cumulative adjustment for accounting change – OTTI (3)	(71)	—	—	—	—	(71)
Net change in fair value recorded in accumulated OCI	6,364	2,651	153	318	211	9,697
Net realized (gains) losses reclassified into earnings	(965)	(4,457)	770	232	—	(4,420)
Balance, December 31, 2009	$(628)	$2,129	$(2,535)	$(4,092)	$(493)	$(5,619)
Cumulative adjustments for accounting changes: (3)
Consolidation of certain variable interest entities	(116)	—	—	—	—	(116)
Credit-related notes	229	—	—	—	—	229
Net change in fair value recorded in accumulated OCI	2,210	5,657	(1,108)	(104)	(44)	6,611
Net realized (gains) losses reclassified into earnings	(981)	(1,127)	407	249	281	(1,171)
Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)
Net change in fair value recorded in accumulated OCI	4,331	(2,539)	(1,567)	(714)	(34)	(523)
Net realized (gains) losses reclassified into earnings	(1,945)	(4,117)	1,018	270	(74)	(4,848)
Balance, December 31, 2011	$3,100	$3	$(3,785)	$(4,391)	$(364)	$(5,437)

(1)	Net change in fair value represents after-tax adjustments based on the final year-end actuarial valuations. For more information on employee benefit plans, see Note 19 – Employee Benefit Plans.

(2)	Net change in fair value represents only the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.

(3)	For additional information on the adoption of new accounting guidance, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Securities.

Bank of America 237

NOTE 17 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2011, 2010 and 2009 is presented below. See Note 1 – Summary of Significant Accounting Principles for additional information on the calculation of EPS.

(Dollars in millions, except per share information; shares in thousands)	2011	2010	2009
Earnings (loss) per common share
Net income (loss)	$1,446	$(2,238)	$6,276
Preferred stock dividends	(1,361)	(1,357)	(4,494)
Accelerated accretion from redemption of preferred stock issued to the U.S. Treasury	—	—	(3,986)
Net income (loss) applicable to common shareholders	85	(3,595)	(2,204)
Dividends and undistributed earnings allocated to participating securities	(1)	(4)	(6)
Net income (loss) allocated to common shareholders	$84	$(3,599)	$(2,210)
Average common shares issued and outstanding	10,142,625	9,790,472	7,728,570
Earnings (loss) per common share	$0.01	$(0.37)	$(0.29)
Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$85	$(3,595)	$(2,204)
Dividends and undistributed earnings allocated to participating securities	(1)	(4)	(6)
Net income (loss) allocated to common shareholders	$84	$(3,599)	$(2,210)
Average common shares issued and outstanding	10,142,625	9,790,472	7,728,570
Dilutive potential common shares (1)	112,199	—	—
Total diluted average common shares issued and outstanding	10,254,824	9,790,472	7,728,570
Diluted earnings (loss) per common share	$0.01	$(0.37)	$(0.29)

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.

Due to the net loss applicable to common shareholders for 2010 and 2009, no dilutive potential common shares were included in the calculation of diluted EPS because they would have been antidilutive.
For 2011, 2010 and 2009, average options to purchase 217 million, 271 million and 315 million shares, respectively, of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For both 2011 and 2010, average warrants to purchase 272 million shares of common stock and 265 million for 2009, were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For 2011, 66 million average dilutive potential common shares associated with the Series L Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2010 and 2009, 107 million and 147 million average dilutive potential common shares associated with the Series L Preferred Stock, and the mandatory convertible Preferred Stock Series 2 and Series 3 of Merrill Lynch were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2009, 81 million average dilutive potential common shares associated with the CES were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2011, 234 million average dilutive potential common shares associated with the Series T Preferred Stock issued in 2011 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method.
For purposes of computing basic EPS, CES were considered to be participating securities prior to February 24, 2010, however, due to a net loss for 2010, earnings were not allocated to the CES. The two-class method prohibits allocation of an undistributed loss to participating securities. For purposes of computing diluted EPS, there was no dilutive effect of the CES, which were outstanding prior to February 24, 2010, due to a net loss for 2010.

In 2011, in connection with the exchanges described in Note 15 – Shareholders’ Equity, the Corporation recorded a net $36 million non-cash preferred stock dividend which is included in the calculation of net income allocated to common shareholders.
For 2009, as a result of repurchasing the TARP Preferred Stock, the Corporation accelerated the remaining accretion of the issuance discount on the TARP Preferred Stock of $4.0 billion and recorded a corresponding charge to retained earnings and income (loss) applicable to common shareholders in the calculation of diluted EPS. In addition, in 2009, the Corporation recorded an increase to retained earnings and net income (loss) applicable to common shareholders of $576 million related to the Corporation’s preferred stock exchange for common stock.
NOTE 18 Regulatory Requirements and Restrictions
The Federal Reserve requires the Corporation’s banking subsidiaries to maintain reserve balances based on a percentage of certain deposits. Average daily reserve balances required by the Federal Reserve were $14.6 billion and $12.9 billion for 2011 and 2010. Currency and coin residing in branches and cash vaults (vault cash) are used to partially satisfy the reserve requirement. The average daily reserve balances, in excess of vault cash, held with the Federal Reserve amounted to $6.5 billion and $5.5 billion for 2011 and 2010.
The primary sources of funds for cash distributions by the Corporation to its shareholders are dividends received from its banking subsidiaries, Bank of America, N.A. and FIA Card Services, N.A. In 2011, the Corporation received $9.8 billion in dividends from Bank of America, N.A. and FIA Card Services, N.A., returned capital of $7.0 billion to the Corporation. In 2012, Bank of America, N.A. and FIA Card Services, N.A. can declare and pay dividends to the Corporation of $4.5 billion and $0 plus an additional amount equal to their net profits for 2012, as defined by statute, up to the date of any such dividend declaration. The other subsidiary national banks can pay dividends in aggregate of $1.0 billion in 2012 plus an additional amount equal to their net profits for 2012, as defined by statute, up to the date of any such dividend

238 Bank of America 2011

declaration. The amount of dividends that each subsidiary bank may declare in a calendar year without approval by the OCC is the subsidiary bank’s net profits for that year combined with its net retained profits, as defined, for the preceding two years.
The Federal Reserve, OCC and FDIC (collectively, joint agencies) have in place regulatory capital guidelines for U.S. banking organizations. Failure to meet the capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material effect on the Corporation’s financial position. The regulatory capital guidelines measure capital in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. Under the regulatory capital guidelines, Total capital consists of three tiers of capital. Tier 1 capital includes qualifying common shareholders’ equity, qualifying noncumulative perpetual preferred stock, qualifying Trust Securities, hybrid securities and qualifying non-controlling interests, less goodwill and other adjustments. Tier 2 capital consists of qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, a portion of net unrealized gains on AFS marketable equity securities and other adjustments. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. Tier 3 capital can only be used to satisfy the Corporation’s market risk capital requirement and may not be used to support its credit risk requirement. At December 31, 2011 and 2010, the Corporation had no subordinated debt that qualified as Tier 3 capital.
Certain corporate-sponsored trust companies which issue Trust Securities are not consolidated. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits effective March 31, 2011. As a result, the Corporation includes Trust Securities in Tier 1 capital. The Financial Reform Act includes a provision under which the Corporation’s previously issued and outstanding Trust Securities in the aggregate amount of $16.1 billion (approximately 125 bps of Tier 1 capital) at December 31, 2011, will no longer qualify as Tier 1 capital effective January 1, 2013. This amount excludes $633 million of hybrid Trust Securities that are expected to be converted to preferred stock prior to the date of implementation. The exclusion of Trust Securities from Tier 1 capital will be phased in incrementally over a three-year phase-in period. The treatment of Trust Securities during the phase-in period remains unclear and is subject to future rulemaking.
Current limits restrict core capital elements to 15 percent of total core capital elements for internationally active bank holding companies. Internationally active bank holding companies are those that have significant activities in non-U.S. markets with consolidated assets greater than $250 billion or on-balance sheet non-U.S. exposure greater than $10 billion. In addition, the Federal Reserve revised the qualitative standards for capital instruments included in regulatory capital. At December 31, 2011, the Corporation’s restricted core capital elements comprised 9.1 percent of total core capital elements. The Corporation is and expects to remain compliant with the revised limits.
To meet minimum, adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of four percent and a Total capital ratio of eight percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. “Well-capitalized” bank holding companies must have a minimum Tier 1 leverage ratio of four percent. National banks must maintain a Tier 1 leverage ratio of at least five percent to be classified as “well-capitalized.” At December 31, 2011, the Corporation’s Tier 1 capital, Total capital and Tier 1 leverage ratios were 12.40 percent, 16.75 percent and 7.53 percent, respectively. This classifies the Corporation as “well-capitalized” for regulatory purposes, the highest classification.
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
The Corporation calculates Tier 1 common capital as Tier 1 capital including any CES less preferred stock, qualifying Trust Securities, hybrid securities and qualifying noncontrolling interest in subsidiaries. CES was included in Tier 1 common capital based upon applicable regulatory guidance and the expectation at December 31, 2009 that the underlying Common Equivalent Junior Preferred Stock, Series S would convert into common stock following shareholder approval of additional authorized shares. Shareholders approved the increase in the number of authorized shares of common stock and the Common Equivalent Stock converted into common stock on February 24, 2010. Tier 1 common capital was $126.7 billion and $125.1 billion and the Tier 1 common capital ratio was 9.86 percent and 8.60 percent at December 31, 2011 and 2010.

Bank of America 239

The table below presents actual and minimum required regulatory capital amounts for 2011 and 2010.

Regulatory Capital

	December 31
	2011			2010
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Risk-based capital
Tier 1 common
Bank of America Corporation	9.86%	$126,690	n/a	8.60%	$125,139	n/a
Tier 1
Bank of America Corporation	12.40	159,232	$51,379	11.24	163,626	$58,238
Bank of America, N.A.	11.74	119,881	40,830	10.78	114,345	42,416
FIA Card Services, N.A.	17.63	24,660	5,596	15.30	25,589	6,691
Total
Bank of America Corporation	16.75	215,101	102,757	15.77	229,594	116,476
Bank of America, N.A.	15.17	154,885	81,661	14.26	151,255	84,831
FIA Card Services, N.A.	19.01	26,594	11,191	16.94	28,343	13,383
Tier 1 leverage
Bank of America Corporation	7.53	159,232	84,557	7.21	163,626	90,811
Bank of America, N.A.	8.65	119,881	55,454	7.83	114,345	58,391
FIA Card Services, N.A.	14.22	24,660	6,935	13.21	25,589	7,748

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.
n/a = not applicable
Regulatory Capital Developments
The Corporation manages regulatory capital to adhere to regulatory standards of capital adequacy based on current understanding of the rules and the application of such rules to the Corporation’s business as currently conducted. The regulatory capital rules as written by the Basel Committee on Banking Supervision (the Basel Committee) continue to evolve.
U.S. banking regulators published a final Basel II rule (Basel II) in December 2007, which requires the Corporation to implement Basel II at the holding company level as well as at certain U.S. bank subsidiaries, establishes requirements for the U.S. implementation and provides detailed requirements for a new regulatory capital framework related to credit and operational risk (Pillar 1), supervisory requirements (Pillar 2) and disclosure requirements (Pillar 3). The Corporation is currently in the Basel II parallel period.
On December 15, 2010, U.S. regulators announced a notice of proposed rulemaking (NPR) on the Risk-based Capital Guidelines for Market Risk. On December 29, 2011, U.S. regulators issued an NPR that would amend the December 2010 NPR. This amended NPR is expected to increase the capital requirements for the Corporation’s trading assets and liabilities. The Corporation continues to evaluate the capital impact of the proposed rules and currently anticipates it will be in compliance with any final rules by the projected implementation date in late 2012.
In addition, the Basel Committee issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems,” together with liquidity standards discussed below (Basel III) in December 2010. The Corporation expects to be in compliance with the Basel III capital standards within the regulatory timelines. If implemented by U.S. banking regulators as proposed, Basel III could significantly increase the Corporation’s capital requirements. Basel III and the Financial Reform Act propose the disqualification of Trust Securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of accumulated OCI in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. For additional information on deferred tax assets and MSRs, see Note 21 – Income Taxes and Note 25 – Mortgage Servicing Rights. The phase-in period for the capital deductions is proposed to occur in 20 percent increments from 2014 through 2018 with full implementation by December 31, 2018. An increase in capital requirements for counterparty credit is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. banking regulators have indicated a goal to adopt final rules in 2012.
Preparing for the implementation of the new capital rules is a top strategic priority for the Corporation. The Corporation intends to continue to build capital through retaining earnings, actively reducing legacy asset portfolios and implementing other capital related initiatives, including focusing on reducing both higher risk-weighted assets and assets currently deducted, or expected to be deducted under Basel III, from capital.
On June 17, 2011, U.S. banking regulators proposed rules requiring all large bank holding companies (BHCs) to submit a comprehensive capital plan to the Federal Reserve as part of an annual Comprehensive Capital Analysis and Review (CCAR). The proposed regulations require BHCs to demonstrate adequate capital to support planned capital actions, such as dividends, share repurchases or other forms of distributing capital. CCAR submissions are subject to approval by the Federal Reserve. The Federal Reserve may require BHCs to provide prior notice under certain circumstances before making a capital distribution. On January 5, 2012, the Corporation submitted a capital plan to the Federal Reserve consistent with the proposed rules.

240 Bank of America 2011

On July 19, 2011, the Basel Committee published the consultative document “Globally systemic important banks: Assessment methodology and the additional loss absorbency requirement” which sets out measures for global, systemically important financial institutions including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer) and the arrangements by which they will be phased in. As proposed, the SIFI buffer would be met with additional Tier 1 common equity ranging from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. This will be phased in from 2016 through 2018. U.S. banking regulators have not yet provided similar rules for U.S. implementation of a SIFI buffer.
Given that the U.S. regulatory agencies have issued neither proposed rulemaking nor supervisory guidance on Basel III, significant uncertainty exists regarding the eventual impacts of Basel III on U.S. financial institutions, including the Corporation. These regulatory changes also require approval by the U.S. regulatory agencies of analytical models used as part of the Corporation’s capital measurement and assessment, especially in the case of more complex models. If these more complex models are not approved, it could require financial institutions to hold additional capital, which in some cases could be significant.
On December 20, 2011, the Federal Reserve issued proposed rules to implement enhanced supervisory and prudential requirements and the early remediation requirements established under the Financial Reform Act. The enhanced standards include risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit for certain companies determined to pose a threat to financial stability. Comments on the proposed rules are due by March 31, 2012. The final rules are likely to influence the Corporation’s regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on the Corporation.
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
As a result of acquisitions, the Corporation assumed the obligations related to the pension plans of certain legacy companies. These acquired pension plans have been merged into a separate defined benefit pension plan which, together with the Pension Plan, are referred to as the Qualified Pension Plans. The benefit structures under these acquired plans have not changed and remain intact in the merged plan. Certain benefit structures are substantially similar to the Pension Plan discussed above; however, certain of these structures do not allow participants to select various earnings measures; rather the earnings rate is based on a benchmark rate. In addition, these benefit structures include participants with benefits determined under formulas based on average or career compensation and years of service rather than by reference to a pension account. Certain of the other benefit structures provide a participant’s retirement benefits based on the number of years of benefit service and a percentage of the participant’s average annual compensation during the five highest paid consecutive years of the last ten years of employment.
In connection with a redesign of the Corporation’s retirement plans, after the end of 2011, the Corporation announced that it will freeze the benefits earned in the Qualified Pension Plans effective June 30, 2012. The Corporation will continue to offer retirement benefits through its defined contribution plans and will increase its contributions to certain of these plans.
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
In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2011 or 2010. Contributions may be required in the future under this agreement.
The Corporation sponsors a number of noncontributory, nonqualified pension plans (the Nonqualified Pension Plans). As a result of acquisitions, the Corporation assumed the obligations related to the noncontributory, nonqualified pension plans of certain legacy companies including Merrill Lynch. These plans, which are unfunded, provide defined pension benefits to certain employees.

Bank of America 241

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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2011 and 2010. Amounts recognized at December

31, 2011 and 2010 are reflected in other assets, and accrued expenses and other liabilities on the Consolidated Balance Sheet. The discount rate assumption is based on a cash flow matching technique and is subject to change each year. This technique utilizes yield curves that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans to produce the discount rate assumptions. The asset valuation method for the Qualified Pension Plans recognizes 60 percent of the prior year’s market gains or losses at the next measurement date with the remaining 40 percent spread equally over the subsequent four years.
The Corporation’s best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2012 is $98 million, $124 million and $115 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension plans in 2012.

Pension and Postretirement Plans

	Qualified Pension Plans (1)		Non-U.S. Pension Plans (1)		Nonqualified and Other Pension Plans (1)		Postretirement Health and Life Plans (1)
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Change in fair value of plan assets
Fair value, January 1	$15,648	$14,527	$1,691	$1,522	$2,689	$2,535	$108	$113
Actual return on plan assets	182	1,835	295	166	493	272	2	13
Company contributions	—	—	104	99	99	196	84	100
Plan participant contributions	—	—	3	2	—	—	133	139
Benefits paid	(760)	(714)	(63)	(63)	(220)	(314)	(255)	(275)
Plan transfer	—	—	10	—	—	—	—	—
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	19	18
Foreign currency exchange rate changes	n/a	n/a	(18)	(35)	n/a	n/a	—	—
Fair value, December 31	$15,070	$15,648	$2,022	$1,691	$3,061	$2,689	$91	$108
Change in projected benefit obligation
Projected benefit obligation, January 1	$13,938	$13,048	$1,916	$1,813	$3,078	$2,918	$1,704	$1,620
Service cost	423	397	43	32	3	3	15	14
Interest cost	746	748	99	95	152	163	80	92
Plan participant contributions	—	—	3	2	—	—	133	139
Plan amendments	(11)	—	2	2	—	—	(21)	64
Actuarial loss (gain)	555	459	(19)	78	124	308	(56)	32
Benefits paid	(760)	(714)	(63)	(63)	(220)	(314)	(255)	(275)
Plan transfer	—	—	15	—	—	—	—	—
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	19	18
Foreign currency exchange rate changes	n/a	n/a	(12)	(43)	—	—	—	—
Projected benefit obligation, December 31	$14,891	$13,938	$1,984	$1,916	$3,137	$3,078	$1,619	$1,704
Amount recognized, December 31	$179	$1,710	$38	$(225)	$(76)	$(389)	$(1,528)	$(1,596)
Funded status, December 31
Accumulated benefit obligation	$13,968	$13,192	$1,883	$1,781	$3,135	$3,077	n/a	n/a
Overfunded (unfunded) status of ABO	1,102	2,456	139	(90)	(74)	(388)	n/a	n/a
Provision for future salaries	923	746	101	135	2	1	n/a	n/a
Projected benefit obligation	14,891	13,938	1,984	1,916	3,137	3,078	$1,619	$1,704
Weighted-average assumptions, December 31
Discount rate	4.95%	5.45%	4.87%	5.32%	4.65%	5.20%	4.65%	5.10%
Rate of compensation increase	4.00	4.00	4.42	4.85	4.00	4.00	n/a	n/a

(1)	The measurement date for the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
n/a = not applicable

242 Bank of America 2011

Amounts recognized in the Corporation’s Consolidated Balance Sheet at December 31, 2011 and 2010 are presented in the table below.

Amounts Recognized on Consolidated Balance Sheet

	Qualified Pension Plans		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Other assets	$246	$1,710	$342	$33	$1,096	$809	$—	$—
Accrued expenses and other liabilities	(67)	—	(304)	(258)	(1,172)	(1,198)	(1,528)	(1,596)
Net amount recognized at December 31	$179	$1,710	$38	$(225)	$(76)	$(389)	$(1,528)	$(1,596)

Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2011 and 2010 are presented in the table below. For the non-qualified plans not subject to ERISA or non-U.S. pension plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Qualified Pension Plans		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2011	2010	2011	2010	2011	2010
Plans with ABO in excess of plan assets
PBO	$—	$—	$732	$477	$1,174	$1,200
ABO	—	—	698	466	1,173	1,199
Fair value of plan assets	—	—	428	259	2	2
Plans with PBO in excess of plan assets
PBO	$6,624	$—	$732	$642	$1,174	$1,200
Fair value of plan assets	6,557	—	428	384	2	2

Bank of America 243

Net periodic benefit cost for 2011, 2010 and 2009 included the following components.

Net Periodic Benefit Cost

	Qualified Pension Plans			Non-U.S. Pension Plans
(Dollars in millions)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$423	$397	$387	$43	$32	$30
Interest cost	746	748	740	99	95	76
Expected return on plan assets	(1,296)	(1,263)	(1,231)	(115)	(97)	(74)
Amortization of prior service cost	20	28	39	—	—	—
Amortization of net actuarial loss (gain)	387	362	377	—	(1)	—
Recognized gain due to settlements and curtailments	—	—	—	—	—	(2)
Recognized termination benefit costs	—	—	36	—	—	—
Net periodic benefit cost	$280	$272	$348	$27	$29	$30
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.45%	5.75%	6.00%	5.32%	5.41%	5.55%
Expected return on plan assets	8.00	8.00	8.00	6.58	6.60	6.78
Rate of compensation increase	4.00	4.00	4.00	4.85	4.67	4.61

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$3	$3	$4	$15	$14	$16
Interest cost	152	163	167	80	92	93
Expected return on plan assets	(141)	(138)	(148)	(9)	(9)	(8)
Amortization of transition obligation	—	—	—	31	31	31
Amortization of prior service cost (credits)	(8)	(8)	(8)	4	6	—
Amortization of net actuarial loss (gain)	16	10	5	(17)	(49)	(77)
Recognized loss due to settlements and curtailments	3	17	2	—	—	—
Net periodic benefit cost	$25	$47	$22	$104	$85	$55
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.20%	5.75%	6.00%	5.10%	5.75%	6.00%
Expected return on plan assets	5.25	5.25	5.25	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
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
The discount rate and expected return on plan assets impact the net periodic benefit cost recorded for the plans. With all other assumptions held constant, a 25-basis point decline in the discount rate and expected return on plan assets would result in an increase of approximately $55 million and $27 million for the Qualified Pension Plans. For the Non-U.S. Pension Plans, the Nonqualified and Other Pension Plans, and Postretirement Health

and Life Plans, the 25-basis point decline in rates would not have a significant impact.
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans was 8.00 percent for 2012, reducing in steps to 5.00 percent in 2019 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs, and the benefit obligation by $4 million and $59 million in 2011. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs, and the benefit obligation by $3 million and $52 million in 2011.

244 Bank of America 2011

Pre-tax amounts included in accumulated OCI for employee benefit plans at December 31, 2011 and 2010 are presented in the table below.

Pre-tax Amounts included in Accumulated OCI

	Qualified Pension Plans		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net actuarial (gain) loss	$6,743	$5,461	$(212)	$(20)	$409	$656	$(59)	$(27)	$6,881	$6,070
Transition obligation	—	—	—	—	—	—	32	63	32	63
Prior service cost (credits)	67	98	3	1	(7)	(15)	33	58	96	142
Amounts recognized in accumulated OCI	$6,810	$5,559	$(209)	$(19)	$402	$641	$6	$94	$7,009	$6,275

Pre-tax amounts recognized in OCI for employee benefit plans in 2011 included the following components.

Pre-tax Amounts Recognized in OCI

(Dollars in millions)	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans	Total
Other changes in plan assets and benefit obligations recognized in OCI
Current year actuarial (gain) loss	$1,669	$(192)	$(228)	$(49)	$1,200
Amortization of actuarial gain (loss)	(387)	—	(19)	17	(389)
Current year prior service cost (credit)	(11)	2	—	(21)	(30)
Amortization of prior service credit (cost)	(20)	—	8	(4)	(16)
Amortization of transition obligation	—	—	—	(31)	(31)
Amounts recognized in OCI	$1,251	$(190)	$(239)	$(88)	$734
The estimated pre-tax amounts that will be amortized from accumulated OCI into period cost in 2012 are presented in the table below.

Estimated Pre-tax Amounts from Accumulated OCI into Period Cost

(Dollars in millions)	Qualified Pension Plans (1)	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans	Total
Net actuarial (gain) loss	$598	$(8)	$10	$(19)	$581
Prior service cost (credit)	18	—	(7)	4	15
Transition obligation	—	—	—	31	31
Total amortized from accumulated OCI	$616	$(8)	$3	$16	$627

(1)	Estimates are subject to change based on final calculations related to the pension plan freeze discussed on page 241.

Plan Assets
The Qualified Pension Plans have been established as retirement vehicles for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plans. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/return profile of the assets. Asset allocation ranges are established, periodically reviewed and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the equity exposure of participant-selected earnings measures. For example, the common stock of the Corporation held in the trust is maintained as an offset to the exposure related to participants who elected to receive an earnings measure based on the return performance of common stock of the Corporation. No plan assets are expected to be returned to the Corporation during 2012.
The assets of the Non-U.S. Pension Plans are primarily attributable to a U.K. pension plan. This U.K. pension plan’s assets are invested prudently so that the benefits promised to members are provided with consideration given to the nature and the duration of the plan’s liabilities. The current planned investment strategy was set following an asset-liability study and advice from the trustee’s investment advisors. The selected asset allocation strategy is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities.

Bank of America 245

The Expected Return on Asset assumption (EROA assumption) was developed through analysis of historical market returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, the funds’ past experience, and expectations on potential future market returns. The EROA assumption is determined using the calculated market-related value for the Qualified Pension Plans and the Other Pension Plan and the fair value for the Non-U.S. Pension Plans and Postretirement Health and Life Plans. The EROA assumption represents a long-term average view of the performance of the assets in the Qualified Pension Plans, the Non-U.S. Pension Plans, the Other Pension Plan, and Postretirement Health and Life Plans, a return that may or may not be achieved during any one calendar year. Some of the building blocks used to arrive at the long-term return assumption include an implied return from equity securities of 8.75 percent, debt securities of 5.75 percent and real estate of 7.00 percent for the Qualified Pension Plans, the Non-U.S. Pension Plans, the Other Pension Plan, and Postretirement Health and Life Plans. The terminated U.S. pension plan is solely invested in a group annuity contract which is primarily invested in fixed-income securities structured such that asset maturities match the duration of the plan’s obligations.
The target allocations for 2012 by asset category for the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

2012 Target Allocation Percentage

Asset Category	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans	Postretirement Health and Life Plans
Equity securities	60 – 80	25 – 75	0 – 5	50 – 75
Debt securities	20 – 40	10 – 60	95 – 100	25 – 45
Real estate	0 – 5	0 – 15	0 – 5	0 – 5
Other	0 – 10	5 – 40	0 – 5	0 – 5

Equity securities for the Qualified Pension Plans include common stock of the Corporation in the amounts of $82 million (0.55 percent of total plan assets) and $189 million (1.21 percent of total plan assets) at December 31, 2011 and 2010.

Fair Value Measurements
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 22 – Fair Value Measurements.

246 Bank of America 2011

Plan investment assets measured at fair value by level and in total at December 31, 2011 and 2010 are summarized in the Fair Value Measurements table.

Fair Value Measurements

	December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest-bearing cash	$1,065	$—	$—	$1,065
Cash and cash equivalent commingled/mutual funds	—	30	—	30
Fixed income
U.S. government and government agency securities	1,197	2,899	13	4,109
Corporate debt securities	—	1,058	—	1,058
Asset-backed securities	—	907	—	907
Non-U.S. debt securities	53	479	10	542
Fixed income commingled/mutual funds	82	1,487	—	1,569
Equity
Common and preferred equity securities	6,862	—	—	6,862
Equity commingled/mutual funds	390	2,094	—	2,484
Public real estate investment trusts	200	—	—	200
Real estate
Private real estate	—	—	113	113
Real estate commingled/mutual funds	—	11	249	260
Limited partnerships	—	105	232	337
Other investments (1)	14	572	122	708
Total plan investment assets, at fair value	$9,863	$9,642	$739	$20,244

	December 31, 2010
Cash and short-term investments
Money market and interest-bearing cash	$1,471	$—	$—	$1,471
Cash and cash equivalent commingled/mutual funds	—	45	—	45
Fixed income
U.S. government and government agency securities	701	2,604	14	3,319
Corporate debt securities	—	1,106	—	1,106
Asset-backed securities	—	796	—	796
Non-U.S. debt securities	36	420	9	465
Fixed income commingled/mutual funds	240	1,503	—	1,743
Equity
Common and preferred equity securities	6,980	1	—	6,981
Equity commingled/mutual funds	637	2,374	—	3,011
Public real estate investment trusts	—	168	—	168
Real estate
Private real estate	—	—	110	110
Real estate commingled/mutual funds	30	2	215	247
Limited partnerships	—	101	230	331
Other investments (1)	19	230	94	343
Total plan investment assets, at fair value	$10,114	$9,350	$672	$20,136

(1)
Other investments represent interest rate swaps of $467 million and $198 million, participant loans of $75 million and $79 million, commodity and balanced funds of $116 million and $38 million and other various investments of $50 million and $28 million at December 31, 2011 and 2010.

Bank of America 247

The Level 3 - Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2011 and 2010.

Level 3 – Fair Value Measurements

	2011
(Dollars in millions)	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers into/ (out of) Level 3	Balance December 31
Fixed income
U.S. government and government agency securities	$14	$(1)	$—	$—	$—	$13
Non-U.S. debt securities	9	—	3	(2)	—	10
Real estate
Private real estate	110	—	3	—	—	113
Real estate commingled/mutual funds	215	26	9	(1)	—	249
Limited partnerships	230	(6)	13	(5)	—	232
Other investments	94	1	26	—	1	122
Total	$672	$20	$54	$(8)	$1	$739

	2010
Fixed income
U.S. government and government agency securities	$—	$—	$—	$—	$14	$14
Non-U.S. debt securities	6	1	—	—	2	9
Real estate
Private real estate	119	(9)	1	(1)	—	110
Real estate commingled/mutual funds	195	(4)	24	—	—	215
Limited partnerships	162	13	7	(5)	53	230
Other investments	188	—	18	(1)	(111)	94
Total	$670	$1	$50	$(7)	$(42)	$672

	2009
Fixed income
Corporate debt securities	$1	$(1)	$—	$—	$—	$—
Non-U.S. debt securities	6	—	—	—	—	6
Real estate
Private real estate	149	(29)	—	(1)	—	119
Real estate commingled/mutual funds	281	(92)	6	—	—	195
Limited partnerships	91	14	41	(4)	20	162
Other investments	293	(106)	5	(4)	—	188
Total	$821	$(214)	$52	$(9)	$20	$670
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plans, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

				Postretirement Health and Life Plans
(Dollars in millions)	Qualified Pension Plans (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Net Payments (3)	Medicare Subsidy
2012	$1,054	$67	$251	$159	$18
2013	1,059	69	244	160	18
2014	1,062	71	238	161	18
2015	1,062	72	238	160	18
2016	1,060	74	238	157	18
2017 – 2021	5,283	392	1,128	702	81

(1)	Benefit payments expected to be made from the plans’ assets.

(2)	Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.

(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

248 Bank of America 2011

Defined Contribution Plans
The Corporation maintains qualified defined contribution retirement plans and nonqualified defined contribution retirement plans. As a result of the Merrill Lynch acquisition, the Corporation also maintains the defined contribution plans of Merrill Lynch which include the 401(k) Savings & Investment Plan, the Retirement and Accumulation Plan (RAP) and the Employee Stock Ownership Plan (ESOP). The Corporation contributed approximately $723 million, $670 million and $605 million in 2011, 2010 and 2009, respectively, in cash to the qualified defined contribution plans. At December 31, 2011 and 2010, 232 million shares and 208 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $9 million, $8 million and $8 million in 2011, 2010 and 2009, respectively.
In addition, certain non-U.S. employees within the Corporation are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 20 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, including the Key Employee Stock Plan, the Key Associate Stock Plan and the Merrill Lynch Employee Stock Compensation Plan. Descriptions of the significant features of the equity compensation plans are below. Under these plans, the Corporation grants stock-based awards, including stock options, restricted stock shares and RSUs. For grants in 2011, restricted stock awards generally vest in three equal annual installments beginning one year from the grant date.
For most awards, expense is generally recognized ratably over the vesting period net of estimated forfeitures, unless the employee meets certain retirement eligibility criteria. For awards to employees that meet retirement eligibility criteria, the Corporation records the expense upon grant. For employees that become retirement eligible during the vesting period, the Corporation recognizes expense from the grant date to the date on which the employee becomes retirement eligible, net of estimated forfeitures. The compensation cost for the stock-based plans was $2.6 billion, $2.0 billion and $2.4 billion in 2011, 2010 and 2009, respectively. The related income tax benefit was $969 million, $727 million and $892 million for 2011, 2010 and 2009, respectively.
For capital purposes, the Corporation issued approximately 122 million of immediately tradable shares of common stock, or approximately $1.0 billion (after-tax) to certain employees in February 2012 in lieu of a portion of their 2011 year-end cash incentive.
Key Employee Stock Plan
The Key Employee Stock Plan, as amended and restated, provided for different types of awards including stock options, restricted stock shares and RSUs. Under the plan, 10-year options to purchase approximately 260 million shares of common stock were granted through December 31, 2002 to certain employees at the closing market price on the respective grant dates. At December 31, 2011, approximately 21 million fully vested options were outstanding under this plan. No further awards may be granted.

Key Associate Stock Plan
The Key Associate Stock Plan became effective January 1, 2003. It provides for different types of awards, including stock options, restricted stock shares and RSUs. As of December 31, 2011, the shareholders had authorized approximately 1.1 billion shares for grant under this plan. Additionally, any shares covered by awards under the Key Employee Stock Plan or certain legacy company plans that cancel, terminate, expire, lapse or settle in cash after a specified date may be re-granted under the Key Associate Stock Plan.
During 2011, the Corporation issued approximately 193 million RSUs to certain employees under the Key Associate Stock Plan. Certain awards are earned based on the achievement of specified performance criteria. Vested RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. In 2011, approximately 126 million of these RSUs were authorized to be settled in shares of common stock. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions is accrued over the vesting period and is adjusted to fair value based upon changes in the share price of the Corporation’s common stock. The compensation cost for the remaining awards is fixed and based on the share price of the Corporation’s common stock on the date of grant. The Corporation hedges a portion of its exposure to variability in the expected cash flows for certain unvested awards using a combination of economic and cash flow hedges as described in Note 4 – Derivatives.
At December 31, 2011, approximately 135 million options were outstanding under this plan. There were no options granted under this plan during 2011 or 2010.
Merrill Lynch Employee Stock Compensation Plan
The Corporation assumed the Merrill Lynch Employee Stock Compensation Plan with the acquisition of Merrill Lynch. Approximately 8 million RSUs were granted in 2011 which generally vest in three equal annual installments beginning one year from the grant date. There were no shares granted under this plan during 2010. Awards granted in 2009 generally vest in three equal annual installments beginning one year from the grant date, and awards granted prior to 2009 generally vest in four equal annual installments beginning one year from the grant date. At December 31, 2011, there were approximately 20 million shares outstanding.
Other Stock Plans
As a result of the Merrill Lynch acquisition, the Corporation assumed the obligations of outstanding awards granted under the Merrill Lynch Financial Advisor Capital Accumulation Award Plan (FACAAP) and the Merrill Lynch Employee Stock Purchase Plan (ESPP). The FACAAP is no longer an active plan and no awards were granted in 2011 or 2010. Awards granted in 2003 and thereafter are generally payable eight years from the grant date in a fixed number of the Corporation’s common shares. For outstanding awards granted prior to 2003, payment is generally made ten years from the grant date in a fixed number of the Corporation’s common shares unless the fair value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. At December 31, 2011, there were 12 million shares outstanding under this plan.

Bank of America 249

The ESPP allows eligible employees to invest from one percent to 10 percent of eligible compensation to purchase the Corporation’s common stock, subject to legal limits. Purchases were made at a discount of five percent of the average high and low market price on the relevant purchase date and the maximum annual contribution per employee was $23,750 in 2011. Approximately 107 million shares were authorized for issuance under the ESPP in 2009. There were 6 million shares available at December 31, 2011.
The weighted-average fair value of the ESPP stock purchase rights representing the five percent discount on the Corporation’s common stock purchases exercised by employees in 2011 was $0.54 per stock purchase right.
Restricted Stock/Unit Details
The table below presents the status of the share-settled restricted stock/units at December 31, 2011 and changes during 2011.

Restricted Stock/Unit Details

	Shares	Weighted- average Exercise Price
Outstanding at January 1, 2011	212,072,669	$13.37
Granted	138,083,421	14.49
Vested	(80,788,009)	14.90
Canceled	(15,401,263)	13.99
Outstanding at December 31, 2011	253,966,818	$13.46

At December 31, 2011, there was $1.2 billion of total unrecognized compensation cost related to share-based compensation arrangements for all awards and it is expected to be recognized over a period up to seven years, with a weighted average period of 1.4 years. The total fair value of restricted stock vested in 2011 was $1.7 billion. In 2011, the amount of cash paid to settle equity-based awards was $489 million, which included cash-settled RSUs not reflected in the Restricted Stock/Unit Details table.
Stock Options
The table below presents the status of all option plans at December 31, 2011 and changes during 2011. Outstanding options at December 31, 2011 include 21 million options under the Key Employee Stock Plan, 135 million options under the Key Associate Stock Plan and 52 million options to employees of predecessor company plans assumed in mergers.

Stock Options

	Options	Weighted- average Exercise Price
Outstanding at January 1, 2011	261,122,819	$50.61
Forfeited	(52,853,270)	65.12
Outstanding at December 31, 2011	208,269,549	46.93
Options exercisable at December 31, 2011	208,259,354	46.93
Options vested and expected to vest (1)	208,269,549	46.93

(1)	Includes vested shares and nonvested shares after a forfeiture rate is applied.

At December 31, 2011, there was no aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest. The weighted-average remaining contractual term of options outstanding was 2.7 years, options exercisable was 2.6 years, and options vested and expected to vest was 2.6 years at December 31, 2011. These remaining contractual terms are similar because options have not been granted since 2008 and they generally vest over three years.

250 Bank of America 2011

NOTE 21 Income Taxes
The components of income tax expense (benefit) for 2011, 2010 and 2009 were as presented in the table below.

Income Tax Expense (Benefit)

(Dollars in millions)	2011	2010	2009
Current income tax expense (benefit)
U.S. federal	$(733)	$(666)	$(3,576)
U.S. state and local	393	158	555
Non-U.S.	613	815	735
Total current expense (benefit)	273	307	(2,286)
Deferred income tax expense (benefit)
U.S. federal	(2,673)	(287)	792
U.S. state and local	(584)	201	(620)
Non-U.S.	1,308	694	198
Total deferred expense (benefit)	(1,949)	608	370
Total income tax expense (benefit)	$(1,676)	$915	$(1,916)

Total income tax expense (benefit) does not reflect the deferred tax effects of unrealized gains and losses on AFS debt and marketable equity securities, foreign currency translation adjustments, derivatives and employee benefit plan adjustments that are included in accumulated OCI. As a result of these tax effects, accumulated OCI increased $3.0 billion in 2011 and decreased $3.2 billion and $1.6 billion in 2010 and 2009. In addition, total income tax expense (benefit) does not reflect tax effects associated with the Corporation’s employee stock plans which increased common stock and additional paid-in capital $19 million in 2011 and decreased common stock and additional paid-in capital $98 million and $295 million in 2010 and 2009.
Income tax expense (benefit) for 2011, 2010 and 2009 varied from the amount computed by applying the statutory income tax rate to income (loss) before income taxes. A reconciliation between the expected U.S. federal income tax expense using the federal statutory tax rate of 35 percent to the Corporation’s actual income tax expense (benefit) and resulting effective tax rate for 2011, 2010 and 2009 is presented in the Reconciliation of Income Tax Expense (Benefit) table.

Reconciliation of Income Tax Expense (Benefit)

	2011		2010		2009
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Expected U.S. federal income tax expense (benefit)	$(81)	35.0%	$(463)	35.0%	$1,526	35.0%
Increase (decrease) in taxes resulting from:		(10)%
State tax expense (benefit), net of federal effect	(124)		233	(17.6)	(42)	(1.0)
Change in federal and non-U.S. valuation allowances	(1,102)		(1,657)	125.4	(650)	(14.9)
Subsidiary sales and liquidations	(823)		—	—	(595)	(13.7)
Low-income housing credits/other credits	(800)		(732)	55.4	(668)	(15.3)
Tax-exempt income, including dividends	(614)		(981)	74.2	(863)	(19.8)
Non-U.S. tax differential	(383)		(190)	14.4	(709)	(16.3)
Changes in prior period UTBs (including interest)	(239)		(349)	26.4	87	2.0
Goodwill - impairment and other	1,420		4,508	(341.0)	—	—
Non-U.S. statutory rate reductions	860		392	(29.7)	—	—
Leveraged lease tax differential	121		98	(7.4)	59	1.4
Nondeductible expenses	119		99	(7.5)	69	1.6
Other	(30)		(43)	3.2	(130)	(3.0)
Total income tax expense (benefit)	$(1,676)	n/m	$915	(69.2)%	$(1,916)	(44.0)%
n/m = not meaningful

The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2011	2010	2009
Beginning balance	$5,169	$5,253	$3,541
Increases related to positions taken during the current year	219	172	181
Positions acquired or assumed in business combinations	—	—	1,924
Increases related to positions taken during prior years (1)	879	755	791
Decreases related to positions taken during prior years (1)	(1,669)	(657)	(554)
Settlements	(277)	(305)	(615)
Expiration of statute of limitations	(118)	(49)	(15)
Ending balance	$4,203	$5,169	$5,253

(1)
The sum per year of positions taken during prior years differs from the $(239) million, $(349) million and $87 million in the Reconciliation of Income Tax Expense (Benefit) table due to temporary items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense (Benefit) table.

Bank of America 251

At December 31, 2011, 2010 and 2009, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $3.3 billion, $3.4 billion and $4.0 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which it has significant business operations examine tax returns periodically (continuously in some jurisdictions). The Tax Examination Status table summarizes the status of significant examinations (U.S. federal unless otherwise noted) for the Corporation and various acquired subsidiaries as of December 31, 2011.

Tax Examination Status

	Years under Examination (1)	Status at December 31, 2011
Bank of America Corporation – U.S.	2001 – 2009	See below
Bank of America Corporation – New York	1999 – 2003	Field examination
Merrill Lynch – U.S.	2004 -- 2008	See below
Various – U.K.	2007 -- 2009	Field examination
Fleet Boston – U.S.	2001 – 2004	In Appeals process

(1)	All tax years subsequent to the years shown remain open to examination.

During 2011, the Corporation and IRS made significant progress toward resolving all federal income tax examinations for Bank of America Corporation tax years through 2009 and Merrill Lynch tax years through 2008. While subject to final agreement, including review by the Joint Committee on Taxation of the U.S. Congress for certain years, the Corporation believes that all federal examinations in the Tax Examination Status table may be concluded during 2012.
Considering all examinations, it is reasonably possible the UTB balance may decrease by as much as $2.6 billion during the next twelve months, since resolved items will be removed from the balance whether their resolution results in payment or recognition. If such decrease were to occur, it likely would primarily result from outcomes consistent with management expectations.
During 2011 and 2010, the Corporation recognized in income tax expense a benefit of $168 million and expense of $99 million for interest and penalties net-of-tax. At December 31, 2011 and 2010, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $787 million and $1.1 billion.

Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2011 and 2010 are presented in the Deferred Tax Assets and Liabilities table.

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2011	2010
Deferred tax assets
Net operating loss (NOL) carryforwards	$14,307	$18,732
Allowance for credit losses	11,824	14,659
Accrued expenses	8,340	3,550
Employee compensation and retirement benefits	4,792	3,868
Credit carryforwards	4,510	4,183
State income taxes	2,489	1,791
Security and loan valuations	1,091	427
Capital loss carryforwards	—	1,530
Other	1,654	1,960
Gross deferred tax assets	49,007	50,700
Valuation allowance	(1,796)	(2,976)
Total deferred tax assets, net of valuation allowance	47,211	47,724

Deferred tax liabilities
Long-term borrowings	3,360	3,328
Equipment lease financing	3,042	2,957
Mortgage servicing rights	1,993	4,280
Intangibles	1,894	2,146
Available-for-sale securities	1,811	4,330
Fee income	1,038	1,235
Other	2,074	2,375
Gross deferred tax liabilities	15,212	20,651
Net deferred tax assets	$31,999	$27,073

The 2010 U.S. federal deferred tax asset excludes $56 million related to certain employee stock plan deductions that was recognized and increased additional paid-in capital in 2011.
The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss and tax credit carryforwards at December 31, 2011.

NOL and Tax Credit Carryforwards

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses – U.S.	$5,088	$—	$5,088	After 2027
Net operating losses – U.K.	8,836	—	8,836	None (1)
Net operating losses – other non-U.S.	383	(251)	132	Various
Net operating losses – U.S. states (2)	1,879	(915)	964	Various
General business credits	2,327	—	2,327	After 2027
Foreign tax credits	2,183	(246)	1,937	After 2017

(1)	The U.K. NOLs may be carried forward indefinitely.

(2)	The NOLs and related valuation allowances for U.S. states before considering the benefit of federal deductions were $2.9 billion and $1.4 billion.

252 Bank of America 2011

The Corporation concluded that no valuation allowance is necessary to reduce the U.K. NOLs, U.S. NOL and general business credit carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. During 2011, the valuation allowance decreased due to the utilization of the remaining acquired capital loss carryforward and increased primarily against net operating loss carryforwards in non-U.S. and state jurisdictions.
At December 31, 2011 and 2010, U.S. federal income taxes had not been provided on $18.5 billion and $17.9 billion of undistributed earnings of non-U.S. subsidiaries earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $2.5 billion and $2.6 billion of tax expense, net of credits for non-U.S. taxes paid on such earnings and for the related non-U.S. withholding taxes, would have resulted as of December 31, 2011 and 2010.
NOTE 22 Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 23 – Fair Value Option.
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
Trading Account Assets and Liabilities and Available-for-Sale Debt Securities
The fair values of trading account assets and liabilities are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. The fair values of AFS debt securities are generally based on quoted market prices or market prices for similar assets. Liquidity is a significant factor in the determination of the fair values of trading account assets and liabilities and AFS debt securities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted cash flow model, which estimates the fair value of the securities using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Other instruments are valued using a net asset value approach which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies.
Derivative Assets and Liabilities
The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that utilize multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. When third-party pricing services are used, the methods and assumptions used are reviewed by the Corporation. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available, or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Corporation incorporates within its fair value measurements of OTC derivatives a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparty, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the Corporation’s own credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on market data.
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

Bank of America 253

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

Deposits and Other Short-term Borrowings
The fair values of deposits and other short-term borrowings are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The Corporation considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market.
Long-term Debt
The Corporation issues structured liabilities that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair values of these structured liabilities are estimated using valuation models for the combined derivative and debt portions of the notes. These models incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The Corporation considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary bond market.
Asset-backed Secured Financings
The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

254 Bank of America 2011

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2011 and 2010, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2011
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$87,453	$—	$—	$87,453
Trading account assets:
U.S. government and agency securities	30,540	22,073	—	—	52,613
Corporate securities, trading loans and other	1,067	28,624	6,880	—	36,571
Equity securities	17,181	5,949	544	—	23,674
Non-U.S. sovereign debt	33,667	8,937	342	—	42,946
Mortgage trading loans and ABS	—	9,826	3,689	—	13,515
Total trading account assets	82,455	75,409	11,455	—	169,319
Derivative assets (3)	2,186	1,865,310	14,366	(1,808,839)	73,023
AFS debt securities:
U.S. Treasury securities and agency securities	39,389	3,475	—	—	42,864
Mortgage-backed securities:
Agency	—	142,526	37	—	142,563
Agency-collateralized mortgage obligations	—	44,999	—	—	44,999
Non-agency residential	—	13,907	860	—	14,767
Non-agency commercial	—	5,482	40	—	5,522
Non-U.S. securities	1,664	3,256	—	—	4,920
Corporate/Agency bonds	—	2,873	162	—	3,035
Other taxable securities	20	8,593	4,265	—	12,878
Tax-exempt securities	—	1,955	2,648	—	4,603
Total AFS debt securities	41,073	227,066	8,012	—	276,151
Loans and leases	—	6,060	2,744	—	8,804
Mortgage servicing rights	—	—	7,378	—	7,378
Loans held-for-sale	—	4,243	3,387	—	7,630
Other assets	18,963	13,886	4,235	—	37,084
Total assets	$144,677	$2,279,427	$51,577	$(1,808,839)	$666,842
Liabilities
Interest-bearing deposits in U.S. offices	$—	$3,297	$—	$—	$3,297
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	34,235	—	—	34,235
Trading account liabilities:
U.S. government and agency securities	19,120	1,590	—	—	20,710
Equity securities	13,259	1,335	—	—	14,594
Non-U.S. sovereign debt	16,760	680	—	—	17,440
Corporate securities and other	829	6,821	114	—	7,764
Total trading account liabilities	49,968	10,426	114	—	60,508
Derivative liabilities (3)	2,055	1,850,804	8,500	(1,801,839)	59,520
Other short-term borrowings	—	6,558	—	—	6,558
Accrued expenses and other liabilities	13,832	1,897	14	—	15,743
Long-term debt	—	43,296	2,943	—	46,239
Total liabilities	$65,855	$1,950,513	$11,571	$(1,801,839)	$226,100

(1)	Gross transfers between Level 1 and Level 2 were not significant during 2011.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

Bank of America 255

	December 31, 2010
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$78,599	$—	$—	$78,599
Trading account assets:
U.S. government and agency securities	28,237	32,574	—	—	60,811
Corporate securities, trading loans and other	732	40,869	7,751	—	49,352
Equity securities	23,249	8,257	623	—	32,129
Non-U.S. sovereign debt	24,934	8,346	243	—	33,523
Mortgage trading loans and ABS	—	11,948	6,908	—	18,856
Total trading account assets	77,152	101,994	15,525	—	194,671
Derivative assets (3)	2,627	1,516,244	18,773	(1,464,644)	73,000
AFS debt securities:
U.S. Treasury securities and agency securities	46,003	3,102	—	—	49,105
Mortgage-backed securities:
Agency	—	191,213	4	—	191,217
Agency-collateralized mortgage obligations	—	37,017	—	—	37,017
Non-agency residential	—	21,649	1,468	—	23,117
Non-agency commercial	—	6,833	19	—	6,852
Non-U.S. securities	1,440	2,696	3	—	4,139
Corporate/Agency bonds	—	5,154	137	—	5,291
Other taxable securities	20	2,354	13,018	—	15,392
Tax-exempt securities	—	4,273	1,224	—	5,497
Total AFS debt securities	47,463	274,291	15,873	—	337,627
Loans and leases	—	—	3,321	—	3,321
Mortgage servicing rights	—	—	14,900	—	14,900
Loans held-for-sale	—	21,802	4,140	—	25,942
Other assets	32,624	31,051	6,856	—	70,531
Total assets	$159,866	$2,023,981	$79,388	$(1,464,644)	$798,591
Liabilities
Interest-bearing deposits in U.S. offices	$—	$2,732	$—	$—	$2,732
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	37,424	—	—	37,424
Trading account liabilities:
U.S. government and agency securities	23,357	5,983	—	—	29,340
Equity securities	14,568	914	—	—	15,482
Non-U.S. sovereign debt	14,748	1,065	—	—	15,813
Corporate securities and other	224	11,119	7	—	11,350
Total trading account liabilities	52,897	19,081	7	—	71,985
Derivative liabilities (3)	1,799	1,492,963	11,028	(1,449,876)	55,914
Other short-term borrowings	—	6,472	706	—	7,178
Accrued expenses and other liabilities	31,470	931	828	—	33,229
Long-term debt	—	47,998	2,986	—	50,984
Total liabilities	$86,166	$1,607,601	$15,555	$(1,449,876)	$259,446

(1)	Gross transfers between Level 1 and Level 2 were approximately $1.3 billion during 2010.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 4 – Derivatives.

256 Bank of America 2011

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011, 2010 and 2009, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)

	2011
					Gross
(Dollars in millions)	Balance January 1 2011	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$7,751	$—	$490	$—	$5,683	$(6,664)	$—	$(1,362)	$1,695	$(713)	$6,880
Equity securities	557	—	49	—	335	(362)	—	(140)	132	(27)	544
Non-U.S. sovereign debt	243	—	87	—	188	(137)	—	(3)	8	(44)	342
Mortgage trading loans and ABS	6,908	—	442	—	2,222	(4,713)	—	(440)	75	(805)	3,689
Total trading account assets	15,459	—	1,068	—	8,428	(11,876)	—	(1,945)	1,910	(1,589)	11,455
Net derivative assets (3)	7,745	—	5,199	—	1,235	(1,553)	—	(7,779)	1,199	(180)	5,866
AFS debt securities:
Mortgage-backed securities:
Agency	4	—	—	—	14	(11)	—	—	34	(4)	37
Agency-collateralized mortgage obligations	—	—	—	—	56	(56)	—	—	—	—	—
Non-agency residential	1,468	—	(158)	41	11	(307)	—	(568)	373	—	860
Non-agency commercial	19	—	—	—	15	—	—	—	6	—	40
Non-U.S. securities	3	—	—	—	—	—	—	—	88	(91)	—
Corporate/Agency bonds	137	—	(12)	(8)	304	(17)	—	—	7	(249)	162
Other taxable securities	13,018	—	26	21	3,876	(2,245)	—	(5,112)	2	(5,321)	4,265
Tax-exempt securities	1,224	—	21	(35)	2,862	(92)	—	(697)	38	(673)	2,648
Total AFS debt securities	15,873	—	(123)	19	7,138	(2,728)	—	(6,377)	548	(6,338)	8,012
Loans and leases (2, 4)	3,321	5,194	(55)	—	21	(2,644)	3,118	(1,830)	5	(4,386)	2,744
Mortgage servicing rights (4)	14,900	—	(5,661)	—	—	(896)	1,656	(2,621)	—	—	7,378
Loans held-for-sale (2)	4,140	—	36	—	157	(483)	—	(961)	565	(67)	3,387
Other assets (5)	6,922	—	140	—	1,932	(2,391)	—	(768)	375	(1,975)	4,235
Trading account liabilities – Corporate securities and other	(7)	—	4	—	133	(189)	—	—	(65)	10	(114)
Other short-term borrowings (2)	(706)	—	(30)	—	—	—	—	86	—	650	—
Accrued expenses and other liabilities (2)	(828)	—	61	—	—	(2)	(9)	3	—	761	(14)
Long-term debt (2)	(2,986)	—	(188)	—	520	(72)	(520)	838	(2,111)	1,576	(2,943)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives at December 31, 2011 include derivative assets of $14.4 billion and derivative liabilities of $8.5 billion.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.
During 2011, the transfers into Level 3 included $1.9 billion of trading account assets, $1.2 billion of net derivative assets and $2.1 billion of long-term debt accounted for under the fair value option. Transfers into Level 3 for trading account assets were primarily certain CLOs, corporate loans and bonds which were transferred due to decreased market activity. Transfers into Level 3 for net derivative assets were the result of changes in the valuation methodology for certain total return swaps, in addition to increases in certain equity derivatives with significant unobservable inputs. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments based on the fair value of the embedded derivative in relation to the instrument as a whole.
During 2011, the transfers out of Level 3 included $1.6 billion of trading account assets, $6.3 billion of AFS debt securities, $4.4 billion of loans and leases, $2.0 billion of other assets and $1.6 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS, commercial mortgage-backed securities and consumer ABS portfolios as well as certain corporate bond positions due to increased trading volume. Transfers out of Level 3 for AFS debt securities primarily related to auto, credit card and student loan ABS portfolios due to increased trading volume in the secondary market for similar securities. Transfers out of Level 3 for loans and leases were driven by increased observable inputs, primarily market comparables, for certain corporate loans accounted for under the fair value option. Transfers out of Level 3 for other assets were primarily the result of an initial public offering of an equity investment. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments based on the fair value of the embedded derivative in relation to the instrument as a whole.

Bank of America 257

Level 3 – Fair Value Measurements (1)

	2010
(Dollars in millions)	Balance January 1 2010	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases, Issuances and Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2010
Trading account assets:
Corporate securities, trading loans and other (2)	$11,080	$117	$848	$—	$(4,852)	$2,599	$(2,041)	$7,751
Equity securities	1,084	—	(81)	—	(342)	131	(169)	623
Non-U.S. sovereign debt	1,143	—	(138)	—	(157)	115	(720)	243
Mortgage trading loans and ABS	7,770	175	653	—	(1,659)	396	(427)	6,908
Total trading account assets	21,077	292	1,282	—	(7,010)	3,241	(3,357)	15,525
Net derivative assets (3)	7,863	—	8,118	—	(8,778)	1,067	(525)	7,745
AFS debt securities:
Mortgage-backed securities:
Agency	—	—	—	—	4	—	—	4
Non-agency residential	7,216	113	(646)	(169)	(6,767)	1,909	(188)	1,468
Non-agency commercial	258	—	(13)	(31)	(178)	71	(88)	19
Non-U.S. securities	468	—	(125)	(75)	(321)	56	—	3
Corporate/Agency bonds	927	—	(3)	47	(847)	32	(19)	137
Other taxable securities	9,854	5,603	(296)	44	(3,263)	1,119	(43)	13,018
Tax-exempt securities	1,623	—	(25)	(9)	(574)	316	(107)	1,224
Total AFS debt securities	20,346	5,716	(1,108)	(193)	(11,946)	3,503	(445)	15,873
Loans and leases (2)	4,936	—	(89)	—	(1,526)	—	—	3,321
Mortgage servicing rights	19,465	—	(4,321)	—	(244)	—	—	14,900
Loans held-for-sale (2)	6,942	—	482	—	(3,714)	624	(194)	4,140
Other assets (4)	7,821	—	1,946	—	(2,612)	—	(299)	6,856
Trading account liabilities:
Non-U.S. sovereign debt	(386)	—	23	—	(17)	—	380	—
Corporate securities and other	(10)	—	(5)	—	11	(52)	49	(7)
Total trading account liabilities	(396)	—	18	—	(6)	(52)	429	(7)
Other short-term borrowings (2)	(707)	—	(95)	—	96	—	—	(706)
Accrued expenses and other liabilities (2)	(891)	—	146	—	(83)	—	—	(828)
Long-term debt (2)	(4,660)	—	697	—	1,074	(1,881)	1,784	(2,986)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives at December 31, 2010 include derivative assets of $18.8 billion and derivative liabilities of $11.0 billion.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

During 2010, the transfers into Level 3 included $3.2 billion of trading account assets, $3.5 billion of AFS debt securities, $1.1 billion of net derivative contracts and $1.9 billion of long-term debt. Transfers into Level 3 for trading account assets were driven by reduced price transparency as a result of lower levels of trading activity for certain municipal auction rate securities and corporate debt securities as well as a change in valuation methodology for certain ABS to a discounted cash flow model. Transfers into Level 3 for AFS debt securities were due to an increase in the number of non-agency RMBS and other taxable securities priced using a discounted cash flow model. Transfers into Level 3 for net derivative contracts were primarily related to a lack of price observability for certain credit default and total return swaps. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.
During 2010, the transfers out of Level 3 included $3.4 billion of trading account assets and $1.8 billion of long-term debt. Transfers out of Level 3 for trading account assets were driven by increased price verification of certain MBS, corporate debt and non-U.S. government and agency securities. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

258 Bank of America 2011

Level 3 – Fair Value Measurements (1)

	2009
(Dollars in millions)	Balance January 1 2009	Merrill Lynch Acquisition	Gains (Losses) Included in Earnings	Gains (Losses) Included in OCI	Purchases, Issuances and Settlements	Transfers into/(out of) Level 3	Balance December 31 2009
Trading account assets:
Corporate securities, trading loans and other	$4,540	$7,012	$370	$—	$(2,015)	$1,173	$11,080
Equity securities	546	3,848	(396)	—	(2,425)	(489)	1,084
Non-U.S. sovereign debt	—	30	136	—	167	810	1,143
Mortgage trading loans and ABS	1,647	7,294	(262)	—	933	(1,842)	7,770
Total trading account assets	6,733	18,184	(152)	—	(3,340)	(348)	21,077
Net derivative assets (2)	2,270	2,307	5,526	—	(7,906)	5,666	7,863
AFS debt securities:
Non-agency MBS:
Residential	5,439	2,509	(1,159)	2,738	(4,187)	1,876	7,216
Commercial	657	—	(185)	(7)	(155)	(52)	258
Non-U.S. securities	1,247	—	(79)	(226)	(73)	(401)	468
Corporate/Agency bonds	1,598	—	(22)	127	324	(1,100)	927
Other taxable securities	9,599	—	(75)	669	815	(1,154)	9,854
Tax-exempt securities	162	—	2	26	788	645	1,623
Total AFS debt securities	18,702	2,509	(1,518)	3,327	(2,488)	(186)	20,346
Loans and leases (3)	5,413	2,452	515	—	(3,718)	274	4,936
Mortgage servicing rights	12,733	209	5,286	—	1,237	—	19,465
Loans held-for-sale (3)	3,382	3,872	678	—	(1,048)	58	6,942
Other assets (4)	4,157	2,696	1,273	—	(308)	3	7,821
Trading account liabilities:
Non-U.S. sovereign debt	—	—	(38)	—	—	(348)	(386)
Corporate securities and other	—	—	—	—	4	(14)	(10)
Total trading account liabilities	—	—	(38)	—	4	(362)	(396)
Other short-term borrowings (3)	(816)	—	(11)	—	120	—	(707)
Accrued expenses and other liabilities (3)	(1,124)	(1,337)	1,396	—	174	—	(891)
Long-term debt (3)	—	(7,481)	(2,310)	—	830	4,301	(4,660)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Net derivatives at December 31, 2009 include derivative assets of $23.0 billion and derivative liabilities of $15.2 billion.

(3)	Amounts represent items that are accounted for under the fair value option.

(4)	Other assets is primarily comprised of AFS marketable equity securities.

Bank of America 259

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during 2011, 2010 and 2009. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	2011
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$490	$—	$—	$490
Equity securities	—	49	—	—	49
Non-U.S. sovereign debt	—	87	—	—	87
Mortgage trading loans and ABS	—	442	—	—	442
Total trading account assets	—	1,068	—	—	1,068
Net derivative assets	—	1,516	3,683	—	5,199
AFS debt securities:
Non-agency residential MBS	—	—	—	(158)	(158)
Corporate/Agency bonds	—	—	—	(12)	(12)
Other taxable securities	—	16	—	10	26
Tax-exempt securities	—	(3)	—	24	21
Total AFS debt securities	—	13	—	(136)	(123)
Loans and leases (2)	—	—	(13)	(42)	(55)
Mortgage servicing rights	—	—	(5,661)	—	(5,661)
Loans held-for-sale (2)	—	—	(108)	144	36
Other assets	242	—	(51)	(51)	140
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Other short-term borrowings (2)	—	—	(30)	—	(30)
Accrued expenses and other liabilities (2)	—	(10)	71	—	61
Long-term debt (2)	—	(106)	—	(82)	(188)
Total	$242	$2,485	$(2,109)	$(167)	$451

	2010
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$848	$—	$—	$848
Equity securities	—	(81)	—	—	(81)
Non-U.S. sovereign debt	—	(138)	—	—	(138)
Mortgage trading loans and ABS	—	653	—	—	653
Total trading account assets	—	1,282	—	—	1,282
Net derivative assets	—	(1,257)	9,375	—	8,118
AFS debt securities:
Non-agency MBS:
Residential	—	—	(16)	(630)	(646)
Commercial	—	—	—	(13)	(13)
Non-U.S. securities	—	—	—	(125)	(125)
Corporate/Agency bonds	—	—	—	(3)	(3)
Other taxable securities	—	(295)	—	(1)	(296)
Tax-exempt securities	—	23	—	(48)	(25)
Total AFS debt securities	—	(272)	(16)	(820)	(1,108)
Loans and leases (2)	—	—	—	(89)	(89)
Mortgage servicing rights	—	—	(4,321)	—	(4,321)
Loans held-for-sale (2)	—	—	72	410	482
Other assets	1,967	—	(21)	—	1,946
Trading account liabilities:
Non-U.S. sovereign debt	—	23	—	—	23
Corporate securities and other	—	(5)	—	—	(5)
Total trading account liabilities	—	18	—	—	18
Other short-term borrowings (2)	—	—	(95)	—	(95)
Accrued expenses and other liabilities (2)	—	(26)	—	172	146
Long-term debt (2)	—	677	—	20	697
Total	$1,967	$422	$4,994	$(307)	$7,076

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items that are accounted for under the fair value option.

260 Bank of America 2011

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings

	2009
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$370	$—	$—	$370
Equity securities	—	(396)	—	—	(396)
Non-U.S. sovereign debt	—	136	—	—	136
Mortgage trading loans and ABS	—	(262)	—	—	(262)
Total trading account assets	—	(152)	—	—	(152)
Net derivative assets	—	(2,526)	8,052	—	5,526
AFS debt securities:
Non-agency MBS:
Residential	—	—	(20)	(1,139)	(1,159)
Commercial	—	—	—	(185)	(185)
Non-U.S. securities	—	—	—	(79)	(79)
Corporate/Agency bonds	—	—	—	(22)	(22)
Other taxable securities	—	—	—	(75)	(75)
Tax-exempt securities	—	—	—	2	2
Total AFS debt securities	—	—	(20)	(1,498)	(1,518)
Loans and leases (2)	—	(11)	—	526	515
Mortgage servicing rights	—	—	5,286	—	5,286
Loans held-for-sale (2)	—	(216)	306	588	678
Other assets	968	—	244	61	1,273
Trading account liabilities – Non-U.S. sovereign debt	—	(38)	—	—	(38)
Other short-term borrowings (2)	—	—	(11)	—	(11)
Accrued expenses and other liabilities (2)	—	36	—	1,360	1,396
Long-term debt (2)	—	(2,083)	—	(227)	(2,310)
Total	$968	$(4,990)	$13,857	$810	$10,645

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items that are accounted for under the fair value option.

Bank of America 261

The following tables summarize changes in unrealized gains (losses) recorded in earnings during 2011, 2010 and 2009 for Level 3 assets and liabilities that were still held at December 31, 2011, 2010 and 2009. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	2011
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$(86)	$—	$—	$(86)
Equity securities	—	(60)	—	—	(60)
Non-U.S. sovereign debt	—	101	—	—	101
Mortgage trading loans and ABS	—	30	—	—	30
Total trading account assets	—	(15)	—	—	(15)
Net derivative assets	—	1,430	1,351	—	2,781
AFS debt securities:
Non-agency residential MBS	—	—	—	(195)	(195)
Corporate/Agency bonds	—	—	—	(14)	(14)
Other taxable securities	—	—	—	13	13
Total AFS debt securities	—	—	—	(196)	(196)
Loans and leases (2)	—	—	—	(260)	(260)
Mortgage servicing rights	—	—	(6,958)	—	(6,958)
Loans held-for-sale (2)	—	—	(153)	5	(148)
Other assets	(309)	—	(53)	(51)	(413)
Trading account liabilities – Corporate securities and other	—	3	—	—	3
Long-term debt (2)	—	(107)	—	(94)	(201)
Total	$(309)	$1,311	$(5,813)	$(596)	$(5,407)

	2010
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$289	$—	$—	$289
Equity securities	—	(50)	—	—	(50)
Non-U.S. sovereign debt	—	(144)	—	—	(144)
Mortgage trading loans and ABS	—	227	—	—	227
Total trading account assets	—	322	—	—	322
Net derivative assets	—	(945)	676	—	(269)
Non-agency residential MBS AFS debt securities	—	—	(2)	(162)	(164)
Loans and leases (2)	—	—	—	(142)	(142)
Mortgage servicing rights	—	—	(5,740)	—	(5,740)
Loans held-for-sale (2)	—	10	(9)	258	259
Other assets	50	—	(22)	—	28
Trading account liabilities – Non-U.S. sovereign debt	—	52	—	—	52
Other short-term borrowings (2)	—	—	(46)	—	(46)
Accrued expenses and other liabilities (2)	—	—	—	(182)	(182)
Long-term debt (2)	—	585	—	43	628
Total	$50	$24	$(5,143)	$(185)	$(5,254)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items that are accounted for under the fair value option.

262 Bank of America 2011

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date

	2009
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other	$—	$89	$—	$—	$89
Equity securities	—	(328)	—	—	(328)
Non-U.S. sovereign debt	—	137	—	—	137
Mortgage trading loans and ABS	—	(332)	—	—	(332)
Total trading account assets	—	(434)	—	—	(434)
Net derivative assets	—	(2,761)	348	—	(2,413)
AFS debt securities:
Non-agency residential MBS	—	—	(20)	(659)	(679)
Other taxable securities	—	(11)	—	(3)	(14)
Tax-exempt securities	—	(2)	—	(8)	(10)
Total AFS debt securities	—	(13)	(20)	(670)	(703)
Loans and leases (2)	—	—	—	210	210
Mortgage servicing rights	—	—	4,100	—	4,100
Loans held-for-sale (2)	—	(195)	164	695	664
Other assets	(177)	—	6	1,061	890
Trading account liabilities – Non-U.S. sovereign debt	—	(38)	—	—	(38)
Other short-term borrowings (2)	—	—	(11)	—	(11)
Accrued expenses and other liabilities (2)	—	—	—	1,740	1,740
Long-term debt (2)	—	(2,303)	—	(225)	(2,528)
Total	$(177)	$(5,744)	$4,587	$2,811	$1,477

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent items that are accounted for under the fair value option.

Nonrecurring Fair Value
The Corporation held certain assets that are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during 2011, 2010 and 2009, and still held as of the reporting date.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31
	2011		2010
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$2,662	$1,008	$931	$6,408
Loans and leases	9	10,629	23	11,917
Foreclosed properties (1)	—	2,531	10	2,125
Other assets	44	885	8	95

	Gains (Losses)
(Dollars in millions)	2011	2010	2009
Assets
Loans held-for-sale	$(181)	$174	$(1,288)
Loans and leases (2)	(4,813)	(6,074)	(5,596)
Foreclosed properties	(333)	(240)	(322)
Other assets	—	(50)	(268)

(1)
Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

(2)	Gains (losses) represent charge-offs on real estate-secured loans.

NOTE 23 Fair Value Option
Loans and Loan Commitments
The Corporation elected to account for certain consumer and commercial loans and loan commitments that exceeded the Corporation’s single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for designation as accounting hedges and therefore are carried at fair value with changes in fair value recorded in other income (loss). Electing the fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. An immaterial portion of the changes in fair value for these loans was attributable to changes in borrower-specific credit risk.

Bank of America 263

Loans Held-for-Sale
The Corporation elected to account for residential mortgage LHFS, commercial mortgage LHFS and other LHFS under the fair value option with interest income on these LHFS recorded in other interest income. The changes in fair value are largely offset by hedging activities. An immaterial portion of the changes in fair value for these loans was attributable to changes in borrower-specific credit risk. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation has not elected to account for other LHFS under the fair value option primarily because these loans are floating-rate loans that are not economically hedged using derivative instruments.
Loans Reported as Trading Account Assets
The Corporation elected to account for certain loans that are risk-managed on a fair value basis under the fair value option. An immaterial portion of the changes in fair value for these loans was attributable to changes in borrower-specific credit risk.
Other Assets
The Corporation elected to account for certain private equity investments that are not in an investment company under the fair value option as this measurement basis is consistent with applicable accounting guidance for similar investments that are in an investment company.
Securities Financing Agreements
The Corporation elected to account for certain securities financing agreements, including resale and repurchase agreements, under the fair value option based on the tenor of the agreements, which reflects the magnitude of the interest rate risk. The majority of securities financing agreements collateralized by U.S. government securities are not accounted for under the fair value option as these contracts are generally short-dated and therefore the interest rate risk is not significant.

Long-term Deposits
The Corporation elected to account for certain long-term fixed-rate and rate-linked deposits that are economically hedged with derivatives under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the economic hedges at fair value. The Corporation did not elect to carry other long-term deposits at fair value because they were not economically hedged using derivatives.
Other Short-term Borrowings
The Corporation elected to account for certain other short-term borrowings under the fair value option because this debt is risk-managed on a fair value basis.
Long-term Debt
The Corporation elected to account for certain long-term debt, primarily structured liabilities, under the fair value option. This long-term debt is risk-managed on a fair value basis. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for these financial instruments at historical cost and the economic hedges at fair value.
Asset-backed Secured Financings
The Corporation elected to account for certain asset-backed secured financings, which are classified in other short-term borrowings, under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.

264 Bank of America 2011

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2011 and 2010.

Fair Value Option Elections

	December 31
	2011			2010
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets	$1,151	$2,371	$(1,220)	$964	$1,917	$(953)
Consumer and commercial loans	8,804	10,823	(2,019)	3,269	3,638	(369)
Loans held-for-sale	7,630	9,673	(2,043)	25,942	28,370	(2,428)
Securities financing agreements	121,688	121,092	596	116,023	115,053	970
Other assets	251	n/a	n/a	310	n/a	n/a
Long-term deposits	3,297	3,035	262	2,732	2,692	40
Asset-backed secured financings	650	1,271	(621)	706	1,356	(650)
Unfunded loan commitments	1,249	n/a	n/a	866	n/a	n/a
Other short-term borrowings	5,908	5,909	(1)	6,472	6,472	—
Long-term debt (1)	46,239	55,854	(9,615)	50,984	54,656	(3,672)

(1)
The majority of the difference between the fair value carrying amount and contractual principal outstanding at December 31, 2011 relates to the impact of widening of the Corporation’s credit spreads, as well as the fair value of the embedded derivative, where applicable.

n/a = not applicable

Bank of America 265

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2011, 2010 and 2009.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	2011
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss) (1)	Total
Loans reported as trading account assets	$73	$—	$—	$73
Consumer and commercial loans	15	—	(275)	(260)
Loans held-for-sale	(20)	4,137	148	4,265
Securities financing agreements	—	—	127	127
Other assets	—	—	196	196
Long-term deposits	—	—	(77)	(77)
Asset-backed secured financings	—	(30)	—	(30)
Unfunded loan commitments	—	—	(429)	(429)
Other short-term borrowings	261	—	—	261
Long-term debt (2)	2,149	—	3,320	5,469
Total	$2,478	$4,107	$3,010	$9,595

	2010
Loans reported as trading account assets	$157	$—	$—	$157
Commercial loans	2	—	82	84
Loans held-for-sale	—	9,091	493	9,584
Securities financing agreements	—	—	52	52
Other assets	—	—	107	107
Long-term deposits	—	—	(48)	(48)
Asset-backed secured financings	—	(95)	—	(95)
Unfunded loan commitments	—	—	23	23
Other short-term borrowings	(192)	—	—	(192)
Long-term debt (2)	(621)	—	18	(603)
Total	$(654)	$8,996	$727	$9,069

	2009
Loans reported as trading account assets	$259	$—	$—	$259
Commercial loans	25	—	521	546
Loans held-for-sale	(211)	8,251	588	8,628
Securities financing agreements	—	—	(292)	(292)
Other assets	379	—	(177)	202
Long-term deposits	—	—	35	35
Asset-backed secured financings	—	(11)	—	(11)
Unfunded loan commitments	—	—	1,365	1,365
Other short-term borrowings	(236)	—	—	(236)
Long-term debt (2)	(3,938)	—	(4,900)	(8,838)
Total	$(3,722)	$8,240	$(2,860)	$1,658

(1)	Other assets includes $177 million of equity investment loss for 2009.

(2)	Balances in other income (loss) for long-term debt relate to changes in fair value that were attributable to changes in the Corporation’s credit spreads.

NOTE 24 Fair Value of Financial Instruments
The fair values of financial instruments have been derived using methodologies described in Note 22 – Fair Value Measurements. The following disclosures include financial instruments where only a portion of the ending balance at December 31, 2011 and 2010 was carried at fair value on the Corporation’s Consolidated Balance Sheet.
Short-term Financial Instruments
The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed, federal funds sold and purchased, resale and certain repurchase agreements, and other short-term investments and borrowings approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Corporation elected to account for certain repurchase agreements under the fair value option.
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

266 Bank of America 2011

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments where only a portion of the ending balance at December 31, 2011 and 2010 was carried at fair value are presented in the table below.

Fair Value of Financial Instruments

	December 31
	2011		2010
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Held-to-maturity debt securities	$35,265	$35,442	$427	$427
Loans	870,520	843,392	876,739	861,695
Financial liabilities
Deposits	1,033,041	1,033,248	1,010,430	1,010,460
Long-term debt	372,265	343,211	448,431	441,672

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
The table below presents activity for residential first-lien MSRs for 2011 and 2010. Commercial and residential reverse MSRs, which are carried at the lower of carrying or market value and accounted for using the amortization method, totaled $132 million and $277 million at December 31, 2011 and 2010, and are not included in the tables in this Note.

(Dollars in millions)	2011	2010
Balance, January 1	$14,900	$19,465
Additions	1,656	3,626
Sales	(896)	(110)
Impact of customer payments (1)	(2,621)	(3,760)
Impact of changes in interest rates and other market factors (2)	(4,890)	(3,224)
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to increases in cost to service loans	(2,306)	(3,161)
Impact of changes in the Home Price Index	428	937
Impact of changes in the prepayment model	1,818	1,298
Other model changes	(711)	(171)
Balance, December 31	$7,378	$14,900
Mortgage loans serviced for investors (in billions)	$1,379	$1,628

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect changes in the modeled MSR fair value largely due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)	These amounts reflect periodic adjustments to the valuation model as well as changes in certain cash flow assumptions such as costs to service and ancillary income per loan.

The Corporation uses an OAS valuation approach which factors in prepayment risk to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The significant economic assumptions used in determining the fair value of MSRs at December 31, 2011 and 2010 are presented below.

Significant Economic Assumptions

	December 31
	2011		2010
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	2.80%	5.61%	2.17%	5.12%
Weighted-average life, in years	3.78	2.10	4.85	2.29

Bank of America 267

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

Sensitivity Impacts

	December 31, 2011
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.29	years	0.14	years	$639
Impact of 20% decrease	0.63		0.31		1,375
Impact of 10% increase	(0.25)		(0.12)		(561)
Impact of 20% increase	(0.48)		(0.23)		(1,056)
OAS level
Impact of 100 bps decrease	n/a		n/a		$375
Impact of 200 bps decrease	n/a		n/a		782
Impact of 100 bps increase	n/a		n/a		(345)
Impact of 200 bps increase	n/a		n/a		(664)
n/a = not applicable
NOTE 26 Business Segment Information
The Corporation reports the results of its operations through six business segments: Deposits, Card Services, Consumer Real Estate Services (CRES), formerly Home Loans & Insurance, Global Commercial Banking, Global Banking & Markets (GBAM) and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. The Corporation may periodically reclassify business segment results based on modifications to its management reporting methodologies and changes in organizational alignment. Prior period amounts have been reclassified to conform to current period presentation.
Deposits
Deposits includes the results of consumer deposits activities which consist of a comprehensive range of products provided to consumers and small businesses. Deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. These products provide a relatively stable source of funding and liquidity. The Corporation earns net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using a funds transfer pricing process which takes into account the interest rates and implied maturity of the deposits. Deposits also generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. In addition, Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and other client-managed businesses. Subsequent to the date of migration, the associated net interest income, service charges and noninterest expense are recorded in the business to which deposits were transferred.
Card Services
Card Services is one of the leading issuers of credit and debit cards in the U.S. to consumers and small businesses providing a broad offering of lending products including co-branded and affinity products. During 2011, the Corporation sold its Canadian consumer card business and is evaluating its remaining international consumer card operations. In light of these actions, the international consumer card business results were moved to All Other effective July 1, 2011, prior periods have been reclassified and the Global Card Services business segment was renamed Card Services.
The Corporation reports its Card Services results in accordance with new consolidation guidance that was effective on January 1, 2010. Under this new consolidation guidance, the Corporation consolidated all previously unconsolidated credit card trusts. Accordingly, 2011 and 2010 results are comparable to 2009 results that were presented on a managed basis, which was consistent with the way that management evaluated the results of the business. Managed basis assumed that securitized loans were not sold and presented earnings on these loans in a manner similar to the way loans that have not been sold are presented.
Consumer Real Estate Services
CRES provides an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, HELOC and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s Consolidated Balance Sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.
The financial results of the on-balance sheet loans are reported in the business segment that owns the loans or All Other. CRES is not impacted by the Corporation’s first mortgage production retention decisions as CRES is compensated for loans held for ALM purposes on a management accounting basis, with a corresponding offset recorded in All Other, and for servicing loans owned by other business segments and All Other. CRES also includes the impact of transferring customers and their related loan balances between GWIM and CRES based on client segmentation thresholds. Subsequent to the date of transfer, the associated net interest income and noninterest expense are recorded in the business segment to which loans were transferred.
Global Commercial Banking
Global Commercial Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through the Corporation’s network of offices and client relationship teams along with various product partners. Clients include business banking and middle-market companies, commercial real estate

268 Bank of America 2011

firms and governments, and are generally defined as companies with sales up to $2 billion. Lending products and services include commercial loans and commitment facilities, real estate lending, asset-based lending and indirect consumer loans. Capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. In 2011, management responsibility for the merchant services joint venture was moved from GBAM to Global Commercial Banking. Prior periods have been reclassified to reflect the change.
Global Banking & Markets
GBAM provides advisory services, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. GBAM also works with commercial and corporate clients to provide debt and equity underwriting and distribution capabilities, merger-related and other advisory services, and risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of the Corporation’s market-making activities in these products, it may be required to manage positions in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS and ABS. Corporate banking services provide a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through the Corporation’s network of offices and client relationship teams along with various product partners. Corporate clients are generally defined as companies with annual sales greater than $2 billion.
Global Wealth & Investment Management
GWIM provides comprehensive wealth management capabilities to a broad base of clients from emerging affluent to the ultra-high-net-worth. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients. GWIM results are impacted by the migration of clients and their related deposit and loan balances to or from Deposits, CRES and the ALM portfolio. Migration in the current year includes the additional movement of balances to Merrill Edge, which is in Deposits. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.
All Other
All Other consists of equity investment activities including Global Principal Investments, Strategic and other investments, and Corporate Investments. All Other also includes liquidating businesses, merger and restructuring charges, ALM functions such as residential mortgage portfolio and investment securities and related activities, including economic hedges and gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, All Other includes certain residential mortgage and discontinued real estate loans that are managed by CRES. During 2011, the Corporation sold its Canadian consumer card business and is evaluating its remaining international consumer card operations. As a result of these actions, the international consumer card business results were moved to All Other from Card Services and prior periods have been reclassified.
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

Bank of America 269

The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for 2011, 2010 and 2009, and total assets at December 31, 2011 and 2010 for each business segment, as well as All Other.

Business Segments

At and for the Year Ended December 31	Total Corporation (1)			Deposits			Card Services (2)
(Dollars in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net interest income (FTE basis)	$45,588	$52,693	$48,410	$8,471	$8,278	$7,195	$11,507	$14,413	$16,502
Noninterest income	48,838	58,697	72,534	4,218	5,284	7,041	6,636	7,927	8,275
Total revenue, net of interest expense	94,426	111,390	120,944	12,689	13,562	14,236	18,143	22,340	24,777
Provision for credit losses	13,410	28,435	48,570	173	201	341	3,072	10,962	26,351
Amortization of intangibles	1,509	1,731	1,978	154	194	237	599	668	746
Goodwill impairment	3,184	12,400	—	—	—	—	—	10,400	—
Other noninterest expense	75,581	68,977	64,735	10,479	11,002	9,451	5,425	5,289	5,857
Income (loss) before income taxes	742	(153)	5,661	1,883	2,165	4,207	9,047	(4,979)	(8,177)
Income tax expense (benefit) (FTE basis)	(704)	2,085	(615)	691	803	1,530	3,259	2,001	(2,965)
Net income (loss)	$1,446	$(2,238)	$6,276	$1,192	$1,362	$2,677	$5,788	$(6,980)	$(5,212)
Year-end total assets	$2,129,046	$2,264,909		$445,680	$440,954		$127,636	$138,491

	Consumer Real Estate Services			Global Commercial Banking			Global Banking & Markets
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net interest income (FTE basis)	$3,207	$4,662	$4,961	$7,176	$8,007	$8,022	$7,401	$8,000	$9,557
Noninterest income	(6,361)	5,667	11,677	3,377	3,219	7,438	16,217	19,949	18,624
Total revenue, net of interest expense	(3,154)	10,329	16,638	10,553	11,226	15,460	23,618	27,949	28,181
Provision for credit losses	4,524	8,490	11,244	(634)	1,979	7,782	(296)	(166)	1,998
Amortization of intangibles	11	38	63	57	72	100	116	123	129
Goodwill impairment	2,603	2,000	—	—	—	—	—	—	—
Other noninterest expense	19,279	12,848	11,437	4,177	4,058	4,120	18,063	17,412	15,135
Income (loss) before income taxes	(29,571)	(13,047)	(6,106)	6,953	5,117	3,458	5,735	10,580	10,919
Income tax expense (benefit) (FTE basis)	(10,042)	(4,100)	(2,217)	2,551	1,899	1,279	2,768	4,283	3,246
Net income (loss)	$(19,529)	$(8,947)	$(3,889)	$4,402	$3,218	$2,179	$2,967	$6,297	$7,673
Year-end total assets	$163,712	$212,412		$289,985	$312,807		$637,754	$653,737

				Global Wealth & Investment Management			All Other (2)
				2011	2010	2009	2011	2010	2009
Net interest income (FTE basis)				$6,046	$5,677	$5,882	$1,780	$3,656	$(3,709)
Noninterest income				11,330	10,612	9,904	13,421	6,039	9,575
Total revenue, net of interest expense				17,376	16,289	15,786	15,201	9,695	5,866
Provision for credit losses				398	646	1,060	6,173	6,323	(206)
Amortization of intangibles				438	458	480	134	178	223
Goodwill impairment				—	—	—	581	—	—
Other noninterest expense				13,957	12,769	11,641	4,201	5,599	7,094
Income (loss) before income taxes				2,583	2,416	2,605	4,112	(2,405)	(1,245)
Income tax expense (benefit) (FTE basis)				948	1,076	936	(879)	(3,877)	(2,424)
Net income				$1,635	$1,340	$1,669	$4,991	$1,472	$1,179
Year-end total assets				$283,844	$296,251		$180,435	$210,257

(1)	There were no material intersegment revenues.

(2)	2011 and 2010 are presented in accordance with new consolidation guidance. 2009 Card Services results are presented on a managed basis with a corresponding offset recorded in All Other.

270 Bank of America 2011

The following tables present a reconciliation of the six business segments’ total revenue, net of interest expense, on a FTE basis, and net income (loss) to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the following tables include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations

(Dollars in millions)	2011	2010	2009
Segments’ total revenue, net of interest expense (FTE basis)	$79,225	$101,695	$115,078
Adjustments:
ALM activities	7,576	1,899	(766)
Equity investment income	7,037	4,549	10,589
Liquidating businesses	2,708	5,155	6,932
FTE basis adjustment	(972)	(1,170)	(1,301)
Managed securitization impact to total revenue, net of interest expense	n/a	n/a	(11,399)
Other	(2,120)	(1,908)	510
Consolidated revenue, net of interest expense	$93,454	$110,220	$119,643
Segments’ net income (loss)	$(3,545)	$(3,710)	$5,097
Adjustments, net of taxes:
ALM activities	515	(2,462)	(6,597)
Equity investment income	4,433	2,866	6,671
Liquidating businesses	(103)	718	412
Merger and restructuring charges	(402)	(1,146)	(1,714)
Other	548	1,496	2,407
Consolidated net income (loss)	$1,446	$(2,238)	$6,276

		December 31
		2011	2010
Segments’ total assets		$1,948,611	$2,054,652
Adjustments:
ALM activities, including securities portfolio		647,569	601,307
Equity investments		6,923	34,185
Liquidating businesses		29,746	43,288
Elimination of segment excess asset allocations to match liabilities		(531,702)	(476,471)
Other		27,899	7,948
Consolidated total assets		$2,129,046	$2,264,909
n/a = not applicable

Bank of America 271

NOTE 27 Parent Company Information
The following tables present the Parent Company only financial information.

Condensed Statement of Income

(Dollars in millions)	2011	2010	2009
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$10,277	$7,263	$4,100
Nonbank companies and related subsidiaries	553	226	27
Interest from subsidiaries	869	999	1,179
Other income (1)	10,603	2,781	7,784
Total income	22,302	11,269	13,090
Expense
Interest on borrowed funds	6,234	4,484	4,737
Noninterest expense (2)	11,861	8,030	4,238
Total expense	18,095	12,514	8,975
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	4,207	(1,245)	4,115
Income tax benefit	(2,783)	(3,709)	(85)
Income before equity in undistributed earnings of subsidiaries	6,990	2,464	4,200
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	6,650	7,647	(21,614)
Nonbank companies and related subsidiaries	(12,194)	(12,349)	23,690
Total equity in undistributed earnings (losses) of subsidiaries	(5,544)	(4,702)	2,076
Net income (loss)	$1,446	$(2,238)	$6,276
Net income (loss) applicable to common shareholders	$85	$(3,595)	$(2,204)

(1)	Includes $6.5 billion and $7.3 billion of gains related to the sale of the Corporation’s investment in CCB during 2011 and 2009.

(2)
Includes, in aggregate, $6.9 billion, $3.5 billion and $225 million in 2011, 2010 and 2009 of representations and warranties provision, which is presented as a component of mortgage banking income on the Corporation’s Consolidated Statement of Income, and litigation expense.

Condensed Balance Sheet

	December 31
(Dollars in millions)	2011	2010
Assets
Cash held at bank subsidiaries	$124,991	$117,124
Securities	515	19,518
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	48,679	50,589
Nonbank companies and related subsidiaries	7,385	8,320
Investments in subsidiaries:
Bank holding companies and related subsidiaries	191,278	188,538
Nonbank companies and related subsidiaries	53,213	61,374
Other assets	11,720	10,837
Total assets	$437,781	$456,300
Liabilities and shareholders’ equity
Commercial paper and other short-term borrowings	$401	$13,899
Accrued expenses and other liabilities	22,419	22,803
Payables to subsidiaries:
Bank holding companies and related subsidiaries	2,925	4,241
Nonbank companies and related subsidiaries	515	513
Long-term debt	181,420	186,596
Shareholders’ equity	230,101	228,248
Total liabilities and shareholders’ equity	$437,781	$456,300

272 Bank of America 2011

Condensed Statement of Cash Flows

(Dollars in millions)	2011	2010	2009
Operating activities
Net income (loss)	$1,446	$(2,238)	$6,276
Reconciliation of net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	5,544	4,702	(2,076)
Other operating activities, net	6,716	(996)	4,400
Net cash provided by operating activities	13,706	1,468	8,600
Investing activities
Net sales of securities	8,444	5,972	3,729
Net payments from (to) subsidiaries	5,780	3,531	(25,437)
Other investing activities, net	(8)	2,592	(17)
Net cash provided by (used in) investing activities	14,216	12,095	(21,725)
Financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	(13,172)	8,052	(20,673)
Proceeds from issuance of long-term debt	16,047	29,275	30,347
Retirement of long-term debt	(21,742)	(27,176)	(20,180)
Proceeds from issuance of preferred stock and warrants	5,000	—	49,244
Repayment of preferred stock	—	—	(45,000)
Proceeds from issuance of common stock	—	—	13,468
Cash dividends paid	(1,738)	(1,762)	(4,863)
Other financing activities, net	(4,450)	3,280	4,149
Net cash provided by (used in) financing activities	(20,055)	11,669	6,492
Net increase (decrease) in cash held at bank subsidiaries	7,867	25,232	(6,633)
Cash held at bank subsidiaries at January 1	117,124	91,892	98,525
Cash held at bank subsidiaries at December 31	$124,991	$117,124	$91,892
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

		December 31	Year Ended December 31
(Dollars in millions)	Year	Total Assets (1)	Total Revenue, Net of Interest Expense (2)	Income (Loss) Before Income Taxes	Net Income (Loss)
U.S. (3)	2011	$1,856,654	$73,613	$(9,261)	$(3,471)
	2010	1,975,640	95,115	(5,676)	(4,727)
	2009		98,278	(6,901)	(1,025)
Asia (4)	2011	95,776	10,890	7,598	4,787
	2010	107,140	4,187	1,372	864
	2009		10,685	8,096	5,101
Europe, Middle East and Africa	2011	151,956	7,320	1,009	(137)
	2010	160,621	8,490	1,549	723
	2009		9,085	2,295	1,652
Latin America and the Caribbean	2011	24,660	1,631	424	267
	2010	21,508	2,428	1,432	902
	2009		1,595	870	548
Total Non-U.S.	2011	272,392	19,841	9,031	4,917
	2010	289,269	15,105	4,353	2,489
	2009		21,365	11,261	7,301
Total Consolidated	2011	$2,129,046	$93,454	$(230)	$1,446
	2010	2,264,909	110,220	(1,323)	(2,238)
	2009		119,643	4,360	6,276

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(3)
Includes the Corporation’s Canadian operations, which had total assets of $8.1 billion and $16.1 billion at December 31, 2011 and 2010; total revenue, net of interest expense of $1.3 billion, $1.3 billion and $2.5 billion; income before income taxes of $621 million, $458 million and $723 million; and net income of $528 million, $328 million and $488 million for 2011, 2010 and 2009, respectively.

(4)	Amounts include pre-tax gains of $6.5 billion and $7.3 billion ($4.1 billion and $4.6 billion net-of-tax) on the sale of common shares of the Corporation’s investment in CCB during 2011 and 2009.

Bank of America 273

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
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

274 Bank of America 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Bank of America Corporation:
We have examined, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, Bank of America Corporation’s (the “Corporation”) assertion, included under Item 9A, that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011 (“Management’s Assertion”). Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by an issuer in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Corporation’s management is responsible for maintaining effective disclosure controls and procedures and for Management’s Assertion of the effectiveness of its disclosure controls and procedures. Our responsibility is to express an opinion on Management’s Assertion based on our examination.
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
In our opinion, Management’s Assertion that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Charlotte, North Carolina
February 23, 2012

Bank of America 275

Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control over Financial Reporting is set forth on page 151 and incorporated herein by reference. The Report of our Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on page 152 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

276 Bank of America 2011

Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of The Registrant
The name, age, position and office and business experience during the last five years of our current executive officers are:
David C. Darnell (59) Co-Chief Operating Officer since September 2011; President, Global Commercial Banking from July 2005 to September 2011. Mr. Darnell joined the Corporation in 1979 and served in a number of senior leadership roles prior to July 2005.
Terrence P. Laughlin (57) Chief Risk Officer since August 2011; Legacy Asset Servicing Executive from February 2011 to August 2011; Credit Loss Mitigation Strategies & Secondary Markets Executive from August 2010 to February 2011; Chief Executive Officer and President of OneWest Bank, FSB from March 2009 to July 2010; Chairman of Merrill Lynch Bank & Trust Co., FSB, and Managing Director of Merrill Lynch & Co., Inc. from February 2005 to May 2008.
Gary G. Lynch (61) Global Chief of Legal, Compliance and Regulatory Relations since July 2011; Vice Chairman of Morgan Stanley from May 2009 to July 2011; Chief Legal Officer of Morgan Stanley from October 2005 to September 2010.
Thomas K. Montag (55) Co-Chief Operating Officer since September 2011; President, Global Banking and Markets from August 2009 to September 2011; President, Global Markets from January 2009 to August 2009; Executive Vice President and Head of Global Sales and Trading of Merrill Lynch & Co., Inc. from August 2008 to December 2008; Co-head, Global Securities of The Goldman Sachs Group, Inc. from 2006 to 2008; Co-president, Japanese Operations of The Goldman Sachs Group, Inc. from 2002 to 2007; Member, Management Committee of The Goldman Sachs Group, Inc. from 2002 to 2008; Member, Fixed Income, Currency and Commodities & Equities Executive Committee of The Goldman Sachs Group, Inc. from 2000 to 2008.
Brian T. Moynihan (52) President and Chief Executive Officer and member of the Board of Directors since January 2010; President, Consumer and Small Business Banking from August

2009 to December 2009; President, Global Banking and Wealth Management from January 2009 to August 2009; General Counsel from December 2008 to January 2009; President, Global Corporate and Investment Banking from October 2007 to December 2008; President, Global Wealth and Investment Management from April 2004 to October 2007.
Edward P. O’Keefe (56) General Counsel since January 2009; Deputy General Counsel and Head of Litigation from December 2008 to January 2009; Global Compliance and Operational Risk Executive and Senior Privacy Executive from September 2008 to December 2008; Deputy General Counsel for Staff Support from January 2005 to September 2008.
Bruce R. Thompson (47) Chief Financial Officer since June 2011; Chief Risk Officer from January 2010 to June 2011; Head of Global Capital Markets from July 2008 to January 2010; Co-head of Capital Markets from October 2007 to July 2008; Co-head of Global Credit Products from June 2007 to October 2007; Co-head of Global Leveraged Finance from March 2007 to June 2007; Head of U.S. Leveraged Finance Capital Markets from May 2006 to March 2007.

Information included under the following captions in the Corporation’s proxy statement relating to its 2012 annual meeting of stockholders, scheduled to be held on May 9, 2012 (the 2012 Proxy Statement), is incorporated herein by reference:

•	“Proposal 1: Election of Directors – The Nominees”;

•	“Section 16(a) Beneficial Ownership Reporting Compliance”; and

•	“Corporate Governance – Additional Corporate Governance Information Available”.
Item 11.  Executive Compensation
Incorporated by reference to:

•	“Compensation Discussion and Analysis”;

•	“Executive Compensation”;

•	“Director Compensation”; and

•	“Compensation and Benefits Committee Report” in the 2012 Proxy Statement.

Bank of America 277

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to:

•	“Stock Ownership of Directors, Executive Officers” and Certain Beneficial Ownership in the 2012 Proxy Statement.
The table below presents information on equity compensation plans at December 31, 2011:

Plan Category (1, 2)	Number of Shares to be Issued Under Outstanding Options and Rights (3)	Weighted-Average Exercise Price of Outstanding Options (4)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans
Plans approved by the Corporation’s shareholders	376,823,957	$42.36	433164259 (5)
Plans not approved by the Corporation’s shareholders (6)	61,795,083	59.52	90615828 (7)
Total	438,619,040	$45.93	523,780,087

(1)
This table does not include outstanding options to purchase 4,297,762 shares of the Corporation’s common stock that were assumed by the Corporation in connection with prior acquisitions, under whose plans the options were originally granted. The weighted-average option price of these assumed options was $90.83 at December 31, 2011. Also, at December 31, 2011 there were 178,052 vested deferred restricted stock units associated with these plans. No additional awards were granted under these plans following the respective dates of acquisition.

(2)
This table does not include outstanding options to purchase 6,929,892 shares of the Corporation’s common stock that were assumed by the Corporation in connection with the Merrill Lynch acquisition, which were originally issued under certain Merrill Lynch plans. The weighted-average option price of these assumed options was $48.28 at December 31, 2011. Also, at December 31, 2011 there were 12,268,366 outstanding restricted stock units and 1,598,151 vested deferred restricted stock units and stock option gain deferrals associated with such plans. These Merrill Lynch plans were frozen at the time of the acquisition and no additional awards may be granted under these plans. However, as previously approved by the Corporation’s shareholders, if any of the outstanding awards under these frozen plans subsequently are canceled, forfeited or settled in cash, the shares relating to such awards thereafter will be available for future awards issued under the Corporation’s Key Associate Stock Plan (KASP).

(3)
Includes 220,749,862 outstanding restricted stock units under plans approved by the Corporation’s shareholders and 20,827,283 outstanding restricted stock units under plans not approved by the Corporation’s shareholders.

(4)	Does not reflect restricted stock units included in the first column, which do not have an exercise price.

(5)
Includes 432,578,282 shares of common stock available for future issuance under the KASP (including 26,499,396 shares originally subject to awards outstanding under frozen Merrill Lynch plans at the time of the acquisition which subsequently have been canceled, forfeited or settled in cash and become available for issuance under the KASP, as described in footnote (2) above) and 585,977 shares of common stock which are available for future issuance under the Corporation’s Directors’ Stock Plan.

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

(7)	This amount includes 84,782,676 shares of common stock available for future issuance under the ESCP and 5,833,152 shares of common stock available for future issuance under the ESPP.
Description of Plans Not Approved by the Corporation’s Shareholders
Merrill Lynch Employee Stock Compensation Plan (ESCP). The ESCP covers employees who were salaried key employees of Merrill Lynch or its subsidiaries immediately prior to the effective date of the Merrill Lynch acquisition, other than executive officers. Under the ESCP, the Corporation may award restricted shares, restricted units, incentive stock options, nonqualified stock options and stock appreciation rights. Awards of restricted shares and restricted units are subject to a vesting schedule specified in the grant documentation. Restricted shares and restricted units under the ESCP may generally be canceled prior to the vesting date in the event of (i) violation of covenants specified in the grant documentation (including, but not limited to, non-competition, non-solicitation, nondisparagement and confidentiality covenants) or (ii) termination of employment prior to the end of the vesting period (except in certain limited circumstances, such as death, disability and retirement). Options have an exercise price equal to the fair market value of the stock on the date of grant. Options granted under the ESCP expire not more than 10 years from the date of grant, and the applicable grant documentation specifies the extent to which options may be exercised during their respective terms, including in the event of an employee’s death, disability or termination of employment. Shares that are canceled, forfeited or settled in cash from an additional frozen Merrill Lynch plan also will become available for grant under the ESCP.
Merrill Lynch Employee Stock Purchase Plan (ESPP). The purpose of the ESPP is to give employees employed by Merrill Lynch or an eligible subsidiary an opportunity to purchase the Corporation’s common stock through payroll deductions (an employee can elect either payroll deductions of one percent to 10 percent of current compensation or an annual dollar amount equal to a maximum of 10 percent of current eligible compensation). Shares are purchased quarterly at 95 percent of the fair market value (average of the highest and lowest share prices) on the date of the purchase and the maximum annual contribution is $23,750. An employee is eligible to participate if he or she was employed by Merrill Lynch or any participating subsidiary for at least 12 months prior to the start of the new plan year.
For additional information on our equity compensation plans, see Note 20 – Stock-based Compensation Plans to the Consolidated Financial Statements which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to:

•	“Review of Related Person and Certain Other Transactions” and

•	“Corporate Governance – Director Independence” in the 2012 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Incorporated by reference to:

•
“Proposal 3: Ratification of the Registered Independent Public Accounting Firm for 2012 – PwC’s 2011 and 2010 Fees” and “– Audit Committee Pre-Approval Policies and Procedures” in the 2012 Proxy Statement.

278 Bank of America 2011

Part IV
Bank of America Corporation and Subsidiaries

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheet at December 31, 2011 and 2010
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 through E-6, including executive compensation plans and arrangements which are listed under Exhibit Nos. 10(a) through 10(III)).

With the exception of the information expressly incorporated herein by reference, the 2012 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

Bank of America 279

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2012

Bank of America Corporation

By:	*/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ Brian T. Moynihan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2012
Brian T. Moynihan

*/s/ Bruce R. Thompson	Chief Financial Officer (Principal Financial Officer)	February 23, 2012
Bruce R. Thompson

*/s/ Neil A. Cotty	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2012
Neil A. Cotty

*/s/ Mukesh D. Ambani	Director	February 23, 2012
Mukesh D. Ambani

*/s/ Susan S. Bies	Director	February 23, 2012
Susan S. Bies

*/s/ Frank P. Bramble, Sr.	Director	February 23, 2012
Frank P. Bramble, Sr.

*/s/ Virgis W. Colbert	Director	February 23, 2012
Virgis W. Colbert

*/s/ Charles K. Gifford	Director	February 23, 2012
Charles K. Gifford

*/s/ Charles O. Holliday, Jr.	Director	February 23, 2012
Charles O. Holliday, Jr.

*/s/ D. Paul Jones	Director	February 23, 2012
D. Paul Jones

*/s/ Monica C. Lozano	Director	February 23, 2012
Monica C. Lozano

280 Bank of America 2011

Signature	Title	Date

*/s/ Thomas J. May	Director	February 23, 2012
Thomas J. May

*/s/ Donald E. Powell	Director	February 23, 2012
Donald E. Powell

*/s/ Charles O. Rossotti	Director	February 23, 2012
Charles O. Rossotti

*/s/ Robert W. Scully	Director	February 23, 2012
Robert W. Scully

*/s/ Craig T. Beazer
Craig T. Beazer Attorney-in-Fact

Bank of America 281

Index to Exhibits

Exhibit No.	Description
2(a)
Agreement and Plan of Merger dated as of September 15, 2008 by and between Merrill Lynch & Co., Inc. and registrant, incorporated by reference to Exhibit 2.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on September 18, 2008.

3(a)
Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended September 30, 2011 filed on November 3, 2011.

(b)
Amended and Restated Bylaws of registrant as of February 24, 2011, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of registrant’s 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011 (the “2010 10-K”).

4(a)
Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533) filed on February 1, 1995; First Supplemental Indenture thereto dated as of September 18, 1998, between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company), incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on November 18, 1998; Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on June 14, 2001; Third Supplemental Indenture thereto dated as of July 28, 2004, between registrant and The Bank of New York, incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on August 27, 2004; Fourth Supplemental Indenture thereto dated as of April 28, 2006 between the registrant and The Bank of New York, incorporated by reference to Exhibit 4.6 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006; Fifth Supplemental Indenture dated as of December 1, 2008 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on December 5, 2008; and Sixth Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4(ee) of the 2010 10-K.

(b)	Form of Senior Registered Note, incorporated by reference to Exhibit 4.7 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006.
(c)	Form of Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.12 of registrant’s Registration Statement on Form S-3 (Registration No. 333-158663) filed on April 20, 2009.
(d)
Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York, incorporated by reference to Exhibit 4.5 of registrant’s Registration Statement on Form S-3 (Registration No. 33-57533) filed on February 1, 1995; First Supplemental Indenture thereto dated as of August 28, 1998, between registrant and The Bank of New York, incorporated by reference to Exhibit 4.8 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on November 18, 1998; Second Supplemental Indenture thereto dated as of January 25, 2007, between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.3 of registrant’s Registration Statement on Form S-4 (Registration No. 333-141361) filed on March 16, 2007; and Third Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4(ff) of the 2010 10-K.

(e)	Form of Subordinated Registered Note, incorporated by reference to Exhibit 4.10 of registrant’s Registration Statement on Form S-3 (Registration No. 333-133852) filed on May 5, 2006.
(f)
Form of Global Subordinated Medium-Term Note, Series L, incorporated by reference to Exhibit 4.17 of registrant’s Registration Statement on Form S-3 (Registration No. 333-158663) filed on April 20, 2009.

(g)
Amended and Restated Agency Agreement dated as of July 22, 2010, among registrant, Bank of America, N.A., London Branch, as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent, incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on July 27, 2010.

(h)
Amended and Restated Senior Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Senior InterNotesSM, incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement on Form S-3 (Registration No. 333-65750) filed on July 24, 2001; and First Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York ), incorporated by reference to Exhibit 4(gg) of the 2010 10-K.

(i)
Amended and Restated Subordinated Indenture dated as of July 1, 2001 between registrant and The Bank of New York, pursuant to which registrant issued its Subordinated InterNotesSM, incorporated by reference to Exhibit 4.2 of registrant’s Registration Statement on Form S-3 (Registration No. 333-65750) filed on July 24, 2001; and First Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4(hh) of the 2010 10-K.

(j)
Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York, incorporated by reference to Exhibit 4.10 of amendment No. 1 to registrant’s Registration Statement on Form S-3 (Registration No. 333-70984) filed on November 15, 2001.

(k)
First Supplemental Indenture dated as of December 14, 2001 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2031, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on December 14, 2001.

(l)
Second Supplemental Indenture dated as of January 31, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 31, 2002.

(m)
Third Supplemental Indenture dated as of August 9, 2002 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 7% Junior Subordinated Notes due 2032, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on August 9, 2002.

(n)
Fourth Supplemental Indenture dated as of April 30, 2003 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 5 7/8% Junior Subordinated Notes due 2033, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on April 30, 2003.

(o)
Fifth Supplemental Indenture dated as of November 3, 2004 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 6% Junior Subordinated Notes due 2034, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on November 3, 2004.

(p)
Sixth Supplemental Indenture dated as of March 8, 2005 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 5 5/8% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on March 9, 2005.

Exhibit No.	Description
(q)
Seventh Supplemental Indenture dated as of August 10, 2005 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 5 1/4% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on August 11, 2005.

(r)
Eighth Supplemental Indenture dated as of August 25, 2005 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 6% Junior Subordinated Notes due 2035, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K (File No. 1-6523) filed on August 26, 2005.

(s)
Tenth Supplemental Indenture dated as of March 28, 2006 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 6 1/4% Junior Subordinated Notes due 2055, incorporated by reference to Exhibit 4(bb) of registrant’s 2006 Annual Report on Form 10-K (File No. 1-6523) filed on February 28, 2007 (the “2006 10-K”).

(t)
Eleventh Supplemental Indenture dated as of May 23, 2006 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 6 5/8% Junior Subordinated Notes due 2036, incorporated by reference to Exhibit 4(cc) of the 2006 10-K.

(u)
Twelfth Supplemental Indenture dated as of August 2, 2006 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York pursuant to which registrant issued its 6 7/8% Junior Subordinated Notes due 2055, incorporated by reference to Exhibit 4(dd) of the 2006 10-K.

(v)
Thirteenth Supplemental Indenture dated as of February 16, 2007 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Remarketable Floating Rate Junior Subordinated Notes due 2043, incorporated by reference to Exhibit 4.6 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on February 16, 2007.

(w)
Fourteenth Supplemental Indenture dated as of February 16, 2007 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Remarketable Fixed Rate Junior Subordinated Notes due 2043, incorporated by reference to Exhibit 4.7 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on February 16, 2007.

(x)
Fifteenth Supplemental Indenture dated as of May 31, 2007 to the Restated Indenture dated as of November 1, 2001 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) pursuant to which registrant issued its Floating Rate Junior Subordinated Notes due 2056, incorporated by reference to Exhibit 4.4 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on June 1, 2007.

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
(bb)
Global Agency Agreement dated as of July 25, 2007 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch, and Deutsche Bank Luxembourg S.A, incorporated by reference to Exhibit 4(x) of registrant’s 2008 Annual Report on Form 10-K (File No. 1-6523) filed on February 27, 2009 (the “2008 10-K”).

(cc)
Supplement to Global Agency Agreement dated as of December 19, 2008 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A, incorporated by reference to Exhibit 4(y) of the 2008 10-K.

(dd)
Supplement to Global Agency Agreement dated as of April 30, 2010 among Bank of America, N.A., Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg, S.A., incorporated by reference to Exhibit 4(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended June 30, 2010 filed on August 6, 2010.

(ee)
Supplemental Agreement to the Amended and Restated Agency Agreement dated as of July 22, 2011 among registrant, Bank of America, N.A. (operating through its London branch), as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent, incorporated by reference to Exhibit 4(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended June 30, 2011 filed on August 4, 2011.

(ff)
Sixteenth Supplemental Indenture dated as of December 8, 2011 to the Restated Indenture dated as of November 1, 2001, between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), filed herewith.

(gg)
Seventeenth Supplemental Indenture dated as of December 8, 2011 to the Restated Indenture dated as of November 1, 2001, between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), filed herewith.

(hh)
Eighteenth Supplemental Indenture dated as of January 12, 2012 to the Restated Indenture dated as of November 1, 2001, between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 13, 2012.

(ii)
Nineteenth Supplemental Indenture dated as of January 12, 2012 to the Restated Indenture dated as of November 1, 2001, between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York), incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 13, 2012.

Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request.

Exhibit No.	Description
10(a)
NationsBank Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(j) of registrant’s 1994 Annual Report on Form 10-K (File No. 1-6523) filed on March 30, 1995 (the “1994 10-K”); Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(g) of registrant’s 1989 Annual Report on Form 10-K (File No. 1-6523) (the “1989 10-K”); Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(g) of registrant’s 1990 Annual Report on Form 10-K (File No. 1-6523) (the “1990 10-K”); Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of registrant’s 1991 Annual Report on Form 10-K (File No. 1-6523) (the “1991 10-K”); Amendments thereto dated as of December 3, 1992 and December 15, 1992, incorporated by reference to Exhibit 10(l) of registrant’s 1992 Annual Report on Form 10-K (File No. 1-6523) (the “1992 10-K”); Amendment thereto dated as of September 28, 1994, incorporated by reference to Exhibit 10(j) of registrant’s 1994 10-K; Amendments thereto dated March 27, 1996 and June 25, 1997, incorporated by reference to Exhibit 10(c) of registrant’s 1997 Annual Report on Form 10-K filed on March 13, 1998; Amendments thereto dated April 10, 1998, June 24, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of registrant’s 1998 Annual Report on Form 10-K (File No. 1-6523) filed on March 22, 1999 (the “1998 10-K”); Amendment thereto dated December 14, 1999, incorporated by reference to Exhibit 10(b) of registrant’s 1999 Annual Report on Form 10-K filed on March 20, 2000; Amendment thereto dated as of March 28, 2001, incorporated by reference to Exhibit 10(b) of registrant’s 2001 Annual Report on Form 10-K (File No. 1-6523) filed on March 27, 2002 (the “2001 10-K”); and Amendment thereto dated December 10, 2002, incorporated by reference to Exhibit 10(b) of registrant’s 2002 Annual Report on Form 10-K (File No. 1-6523) filed on March 3, 2003 (the “2002 10-K”).*

(b)
NationsBank Corporation and Designated Subsidiaries Deferred Compensation Plan for Key Employees, incorporated by reference to Exhibit 10(k) of the 1994 10-K; Amendment thereto dated as of June 28, 1989, incorporated by reference to Exhibit 10(h) of the 1989 10-K; Amendment thereto dated as of June 27, 1990, incorporated by reference to Exhibit 10(h) of the 1990 10-K; Amendment thereto dated as of July 21, 1991, incorporated by reference to Exhibit 10(bb) of the 1991 10-K; Amendment thereto dated as of December 3, 1992, incorporated by reference to Exhibit 10(m) of the 1992 10-K; and Amendments thereto dated April 10, 1998 and October 1, 1998, incorporated by reference to Exhibit 10(b) of the 1998 10-K.*

(c)
Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2008 10-K; Amendment thereto dated December 18, 2009, incorporated by reference to Exhibit 10(c) of registrant’s 2009 Annual Report on Form 10-K (File No. 1-6523) filed on February 26, 2010 (the “2009 10-K”); and Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K.*

(d)
NationsBank Corporation Benefit Security Trust dated as of June 27, 1990, incorporated by reference to Exhibit 10(t) of the 1990 10-K; First Supplement thereto dated as of November 30, 1992, incorporated by reference to Exhibit 10(v) of the 1992 10-K; and Trustee Removal/Appointment Agreement dated as of December 19, 1995, incorporated by reference to Exhibit 10(o) of registrant’s 1995 Annual Report on Form 10-K (File No. 1-6523) filed on March 29, 1996.*

(e)
Bank of America 401(k) Restoration Plan, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended September 30, 2009 filed on November 6, 2009; Amendment thereto dated December 18, 2009, incorporated by reference to Exhibit 10(e) of the 2009 10-K; and Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K.*

(f)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002, incorporated by reference to Exhibit 10(g) of the 2002 10-K.*
(g)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005, incorporated by reference to Exhibit 10(g) of the 2006 10-K.*
(h)
Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 14, 2005 and the following terms of award agreements:
•  Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10(h) of registrant’s 2004 Annual Report on Form 10-K (File No. 1-6523) filed on March 1, 2005 (the “2004 10-K”);
•  Form of Directors Stock Plan Restricted Stock Award Agreement for Nonemployee Chairman, incorporated by reference to Exhibit 10(b) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended September 30, 2009 filed on November 6, 2009;
•  Form of Directors’ Stock Plan Restricted Stock Award Agreement for Non-U.S. Director incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended March 30, 2011 filed on May 5, 2011; and
•  Form of Directors’ Stock Plan Conditional Restricted Stock Award Agreement for Non-U.S. Director incorporated by reference to Exhibit 10(a) of registrant’s Quarterly Report on Form 10-Q (File No. 1-6523) for the quarterly period ended June 30, 2011 filed on August 4, 2011.

(i)
Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on May 3, 2010*; and the following forms of award agreement under the plan:
•  Form of Restricted Stock Units Award Agreement (February 2007 grant), incorporated by reference to Exhibit 10(i) of the registrant’s 2007 Annual Report on Form 10-K (File No. 1-6523) filed on February 28, 2008 (the “2007 10-K”)*;
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
•  Form of Stock Option Award Agreement for non-executives (February 2008 grant), incorporated by reference to Exhibit 10(i) of the 2009 10-K*;
•  Restricted Stock Units Award Agreement for Sallie L. Krawcheck dated January 15, 2010, incorporated by reference to Exhibit 10(i) of the 2010 10-K.*;
•  Form of Restricted Stock Units Award Agreement for executives (February 2010 grant), incorporated by reference to Exhibit 10(i) of the 2010 10-K.*;
•  Form of Restricted Stock Award Agreement (February 2010 grant), incorporated by reference to Exhibit 10(i) of the 2010 10-K.*;
•  Form of Performance Contingent Restricted Stock Units Award Agreement, incorporated by reference to Exhibit 10.3 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 31, 2011*;
•  Form of Performance Contingent Restricted Stock Units Award Agreement (February 2011 grant), incorporated by reference to Exhibit 10(i) of the 2010 10-K.*; and
•  Form of Restricted Stock Units Award Agreement for non-executives (February 2011 grant), incorporated by reference to Exhibit 10(i) of the 2010 10-K.*.
•  Form of Restricted Stock Units Award Agreement (February 2012 grant), filed herewith.*
•  Form of Performance Contingent Restricted Stock Units Award Agreement (February 2012 grant), filed herewith.*

(j)
Amendment to various plans in connection with FleetBoston Financial Corporation merger, incorporated by reference to Exhibit 10(v) of registrant’s 2003 Annual Report on Form 10-K filed on March 1, 2004.*

(k)
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
Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10(p) of the 2009 10-K; and Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K.*

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
(hh)
Retirement Agreement dated January 26, 2005 between Bank of America Corporation and Charles K. Gifford, incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 26, 2005.*

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
Cancellation Agreement dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on October 26, 2005.*

(mm)
Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between Bank of America Corporation and Brian T. Moynihan, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on October 26, 2005.*

(nn)
Forms of Stock Unit Agreements for salary stock units awarded to certain executive officers in connection with registrant’s participation in the U.S. Department of Treasury’s Troubled Asset Relief Program, incorporated by reference to Exhibit 10(uu) of the 2009 10-K.*

(oo)	Bank of America Corporation Equity Incentive Plan amended and restated effective as of January 1, 2008, incorporated by reference to Exhibit 10(zz) of the 2009 10-K.*
(pp)
Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan amended as of January 1, 2009 and 2008 Restricted Units/Stock Option Grant Document for Thomas K. Montag, incorporated by reference to Exhibit 10(aaa) of the 2009 10-K.*

(qq)
Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage, incorporated by reference to Exhibit 10(bbb) of the 2009 10-K.*

Exhibit No.	Description
(rr)
Amendment to various plans as required to the extent necessary to comply with Section III of the Emergency Economic Stabilization Act of 2008 (EESA) and form of waiver for any changes to compensation or benefits required to comply with the EESA, all in connection with registrant’s October 26, 2008 participation in the U.S. Department of Treasury’s Troubled Assets Relief Program, incorporated by reference to Exhibit 10(ss) of the 2008 10-K.*

(ss)
Further amendment to various plans and further form of waiver for any changes to compensation or benefits in connection with registrant’s January 15, 2009 participation in the U.S. Department of Treasury’s Troubled Assets Relief Program, incorporated by reference to Exhibit 10(tt) of the 2008 10-K.*

(tt)
Letter Agreement, dated October 26, 2008, between registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series N and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on October 30, 2008.

(uu)
Letter Agreement, dated January 9, 2009, between registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series Q and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 13, 2009.

(vv)
Securities Purchase Agreement, dated January 15, 2009, between registrant and U.S. Department of the Treasury, with respect to the issuance and sale of registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series R and a warrant to purchase common stock, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 22, 2009.

(ww)	Summary of Terms, dated January 15, 2009, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 22, 2009.
(xx)
Letter Agreement dated December 9, 2009 between registrant and the U.S. Department of the Treasury, amending the Securities Purchase Agreement dated January 9, 2009, incorporated by reference to Exhibit 10(iii) of the 2009 10-K.

(yy)
Letter Agreement dated December 9, 2009 between registrant and the U.S. Department of the Treasury, amending the Securities Purchase Agreement dated January 15, 2009, incorporated by reference to Exhibit 10(jjj) of the 2009 10-K.

(zz)	Retention Award Letter Agreement with Bruce R. Thompson dated January 26, 2009, incorporated by reference to Exhibit 10(ddd) of the 2010 10-K.*
(aaa)	Offer letter between registrant and Sallie L. Krawcheck dated August 3, 2009, incorporated by reference to Exhibit 10(eee) of the 2010 10-K.*
(bbb)
Offer letter between registrant and Charles H. Noski dated April 13, 2010, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on April 16, 2010.*

(ccc)	Form of Cash-Settled Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on January 31, 2011.*
(ddd)	Form of Cash-Settled Stock Unit Award Agreement (February 2011 grant), incorporated by reference to Exhibit 10(iii) of the 2010 10-K.*
(eee)	Aircraft Time Sharing Agreement (Multiple Aircraft) dated February 24, 2011 between Bank of America, N. A. and Brian T. Moynihan, incorporated by reference to Exhibit 10(jjj) of the 2010 10-K.*
(fff)	Form of Bank of America Corporation Long-Term Cash Award Agreement for non-executives (February 2009 EIP award), incorporated by reference to Exhibit 10(kkk) of the 2010 10-K.*
(ggg)	Form of Bank of America Corporation Long-Term Cash Award Agreement for non-executives (February 2009 APP award), incorporated by reference to Exhibit 10(lll) of the 2010 10-K.*
(hhh)
General Release and Separation Agreement between registrant and Sallie L. Krawcheck dated October 6, 2011, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File no. 1-6523) filed on October 7, 2011.

(iii)
General Release and Separation Agreement between registrant and Joe L. Price dated October 6, 2011, incorporated by reference to Exhibit 10.1 of registrant’s Current Report on Form 8-K (File no. 1-6523) filed on October 7, 2011.

(jjj)
Bank of America Corporation and Designated Subsidiaries Supplemental Executive Retirement Plan for Senior Management Employees effective as of January 1, 1989, reflecting the following amendments: Amendments thereto dated as of June 28, 1989, June 27, 1990, July 21, 1991, December 3, 1992, December 15, 1992, September 28, 1994, March 27, 1996, June 25, 1997, April 10, 1998, June 24, 1998, October 1, 1998, December 14, 1999, and March 28, 2001; and Amendment thereto dated December 10, 2002, filed herewith.*

(kkk)
Settlement Agreement dated as of June 28, 2011, among The Bank of New York Mellon, registrant, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, and Countrywide Home Loans, Inc., incorporated by reference to Exhibit 99.2 of registrant’s Current Report on Form 8-K (File no. 1-6523) filed on June 29, 2011.

(lll)
Institutional Investor Agreement dated as of June 28, 2011, among The Bank of New York Mellon, registrant, BAC Home Loans Servicing, LP, Countrywide Financial Corporation, Countrywide Home Loans, Inc. and the other parties thereto, incorporated by reference to Exhibit 99.3 of registrant’s Current Report on Form 8-K (File no. 1-6523) filed on June 29, 2011.

(mmm)
Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement), incorporated by reference to Exhibit 1.1 of registrant’s Current Report on Form 8-K (File No. 1-6523) filed on August 25, 2011.

12	Ratio of Earnings to Fixed Charges, filed herewith.
Ratio of Earnings to Fixed Charges and Preferred Dividends, filed herewith.
21	List of Subsidiaries, filed herewith.
23(a)	Consent of PricewaterhouseCoopers LLP, filed herewith.
(b)	Consent of PricewaterhouseCoopers LLP, filed herewith.
24(a)	Power of Attorney, filed herewith.
(b)	Corporate Resolution, filed herewith.
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description
(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99(a)
Resolution Agreement with Respect to Certain Repurchase and Make-Whole Obligations and Claims dated as of December 31, 2010, by and among Fannie Mae, and Bank of America, N.A., BAC Home Loans Servicing LP and Countrywide Home Loans, Inc., filed herewith. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. The schedules to this agreement were filed in paper on February 23, 2012, pursuant to a temporary hardship exemption.

(b)
Settlement Agreement dated as of December 31, 2010 by and between Federal Home Loan Mortgage Corporation, Bank of America, National Association, BAC Home Loans Servicing, L.P. and Countrywide Home Loans, Inc., filed herewith. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. Exhibits A-1, A-2 and C to this agreement were filed in paper on February 23, 2012, pursuant to a temporary hardship exemption.

Exhibit 101.INS	XBRL Instance Document, filed herewith
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith
___________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.