Form 10-Q
period 2012-03-31
BANK OF AMERICA CORP /DE/
filed 2012-05-03
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
Yes     No ✓
On April 30, 2012, there were 10,776,690,824 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation’s future results and revenues, and future business and economic conditions more generally, including statements concerning: the potential impacts of the European Union sovereign debt crisis; completion of tender offers for the repurchase of certain of our outstanding subordinated debt and trust preferred securities; the charge to income for each one percent reduction in the U.K. corporate income tax rate; the programs expected to be developed pursuant to the settlement agreements with the state attorneys general and U.S. Department of Justice; that the financial impact of the settlements is not expected to cause any additional provision or reserves as of March 31, 2012 based on the expected impact of the borrower assistance program and operating costs; that certain amounts may be reduced by credits earned for principal reductions; that our payment obligations under the settlement agreements with the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency would be deemed satisfied by payments and provisions of relief under the settlement agreements; the planned schedule and details for implementation and completion of, and the expected impact from, Phase 1 and Phase 2 of Project New BAC, including estimated cost savings, including declines in certain noninterest expense categories; the impact of and costs associated with each of the agreements with the Bank of New York Mellon (as trustee for certain legacy Countrywide Financial Corporation (Countrywide) private-label securitization trusts), and each of the government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (collectively, the GSEs), to resolve bulk representations and warranties claims; our expectation that the $1.7 billion in claims from private-label securitization investors in the covered trusts under the private-label securitization settlement with the Bank of New York Mellon (the BNY Mellon Settlement) would be extinguished upon final court approval of the BNY Mellon Settlement; the belief that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in 2011 have provided for a substantial portion of the Corporation’s non-GSE repurchase claims; the estimated range of possible loss for non-GSE representations and warranties exposure as of March 31, 2012 of up to $5 billion over existing accruals and the effect of adverse developments with respect to one or more of the assumptions underlying the liability for non-GSE representations and warranties and the corresponding estimated range of possible loss; the continually evolving behavior of the GSEs, and the Corporation’s intention to monitor and repurchase loans to the extent required under the contracts and standards that govern our relationships with the GSEs and update its processes related to these changing GSE behaviors; our expressed intention not to pay compensatory fees under the new GSE servicing guides; the adequacy of the liability for the remaining representations and warranties exposure to the GSEs and the future impact to earnings, including the impact on such estimated liability arising from the announcement by FNMA regarding mortgage rescissions, cancellations and claim denials; our beliefs regarding our ability to resolve rescissions before the expiration of the appeal period allowed by FNMA; our expectation that mortgage-related assessments, waivers and similar costs will remain elevated as additional loans are delayed in the foreclosure process; our expectation that higher costs related to resources necessary to implement new servicing standards mandated for the industry and to implement other operational changes, will continue; the expected repurchase claims on the 2004-2008 loan vintages, including the belief regarding reduced exposure related to loans originated after 2008; the Corporation’s intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; future impact of complying with the terms of the consent orders with federal bank regulators regarding the foreclosure process; the impact of delays in foreclosure sales in connection with the Corporation’s continued process enhancements and any issues that may arise out of alleged irregularities in the Corporation's foreclosure process; continued cooperation with investigations; the potential materiality of liability with respect to potential servicing-related claims; net interest income continuing to be muted in 2012; our estimates regarding the percentages of loans expected to prepay, default or reset in 2012 and thereafter; the net recovery projections for credit default swaps with monoline financial guarantors; the impact on economic conditions and on the Corporation arising from any further changes to the credit rating or perceived creditworthiness of instruments issued, insured or guaranteed by the U.S. government, or of institutions, agencies or instrumentalities directly linked to the U.S. government; the realizability of deferred tax assets prior to expiration of any carryforward periods; credit trends and conditions, including credit losses, credit reserves, the allowance for credit losses, the allowance for loan and lease losses, charge-offs, delinquency, collection and bankruptcy trends, and nonperforming asset levels, including continued expected reductions in the allowance for loan and lease losses in 2012; the role of non-core asset sales in our capital strategy; investment banking fees; consumer and commercial service charges, including the impact of changes in the Corporation’s overdraft policy and the Corporation’s ability to mitigate a decline in revenues; the effects of new accounting pronouncements; capital levels determined by or established in accordance with accounting principles generally accepted in the United States of America and with the requirements of various regulatory agencies, including our estimates of and ability to comply with any Basel capital and liquidity requirements endorsed by U.S. regulators within any applicable regulatory timelines; the revenue impact and the impact on the value of our assets and liabilities resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act), including, but not limited to, the Durbin Amendment; our expectations regarding the December 2011 amendment to the notice of proposed rulemaking on the Risk-based Capital Guidelines for Market Risk initially issued in December 2010; CRES’s ceasing to deliver purchase money first mortgage products into FNMA mortgage-backed securities pools and our expectation that this cessation will not have a material impact on CRES’s business; our expectations regarding losses in the event of legitimate mortgage insurance rescissions related to loans held for investment; our expressed intended actions in the response to repurchase requests with which we do not agree; the continued reduction of our long-term debt as appropriate through 2013; our expressed intention to consider additional repurchases and exchanges of our debt depending on prevailing market conditions, liquidity and other factors; the estimated range of possible loss from and the impact of various legal proceedings discussed in “Litigation and Regulatory Matters” in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements; our management processes; credit protection maintained and the effects of certain events on those positions; our estimates of contributions to be made to pension plans; our expectations regarding probable losses related to unfunded lending commitments; our funding strategies including contingency plans; our trading risk management processes; our interest rate and mortgage banking risk management strategies and models; our expressed intention to build capital through retaining earnings, actively reducing legacy asset portfolios and implementing other capital-related initiatives, including focusing on reducing both higher risk-weighted assets and assets currently deducted or expected to be deducted under Basel III, from capital; and other matters relating to the Corporation and the securities that it may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond Bank of America’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K, and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the accuracy and variability of estimates and assumptions in determining the expected value of the loss-sharing reinsurance arrangement relating to the agreement with Assured Guaranty and the total cost of the agreement to the Corporation; the Corporation’s resolution of certain representations and warranties obligations with the GSEs and our ability to resolve the GSEs’ remaining claims; the Corporation’s ability to resolve its representations and warranties obligations, and any related servicing, securities, fraud, indemnity or other claims with monolines, and private-label investors and other investors, including those monolines and investors from whom the Corporation has not yet received claims or with whom it has not yet reached any resolutions; the Corporation’s mortgage modification policies and related results; the timing and amount of any potential dividend increase, including any necessary approvals; adverse changes to the Corporation's credit ratings from the three major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the Corporation’s ability to limit liabilities acquired as a result of the Merrill Lynch & Co., Inc. and Countrywide acquisitions; and decisions to downsize, sell or close units or otherwise change the business mix of the Corporation.

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

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2012, the Corporation changed its basis of presentation from six to the above five segments. For more information on this realignment, see Business Segment Operations on page 26. At March 31, 2012, the Corporation had $2.2 trillion in assets and approximately 279,000 full-time equivalent employees.

As of March 31, 2012, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve 57 million consumer and small business relationships with approximately 5,700 banking centers, 17,250 ATMs, nationwide call centers, and leading online and mobile banking platforms. We offer industry-leading support to approximately four million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Table 1 provides selected consolidated financial data for the three months ended March 31, 2012 and 2011 and at March 31, 2012 and December 31, 2011.

Table 1
Selected Financial Data
	Three Months Ended March 31
(Dollars in millions, except per share information)	2012	2011
Income statement
Revenue, net of interest expense (FTE basis) (1)	$22,485	$27,095
Net income	653	2,049
Diluted earnings per common share	0.03	0.17
Dividends paid per common share	0.01	0.01
Performance ratios
Return on average assets	0.12%	0.36%
Return on average tangible shareholders’ equity (1)	1.67	5.54
Efficiency ratio (FTE basis) (1)	85.13	74.86
Asset quality
Allowance for loan and lease losses at period end	$32,211	$39,843
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (2)	3.61%	4.29%
Nonperforming loans, leases and foreclosed properties at period end (2)	$27,790	$31,643
Net charge-offs	4,056	6,028
Annualized net charge-offs as a percentage of average loans and leases outstanding (2)	1.80%	2.61%
Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans (2)	1.87	2.71
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.97	1.63
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs excluding purchased credit-impaired loans	1.43	1.31

	March 31 2012	December 31 2011
Balance sheet
Total loans and leases	$902,294	$926,200
Total assets	2,181,449	2,129,046
Total deposits	1,041,311	1,033,041
Total common shareholders’ equity	213,711	211,704
Total shareholders’ equity	232,499	230,101
Capital ratios
Tier 1 common capital	10.78%	9.86%
Tier 1 capital	13.37	12.40
Total capital	17.49	16.75
Tier 1 leverage	7.79	7.53

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 16.

(2)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 81 and corresponding Table 39, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 91 and corresponding Table 48.

First Quarter 2012 Economic and Business Environment

The economic and financial environment for banking showed signs of improvement in the first quarter, as labor market recovery and rising equity values combined to raise consumer and business confidence. However, many key indicators of sustainable economic growth remain under pressure. While still elevated, the unemployment rate continued its recent decline ending the quarter at 8.2 percent compared to 8.5 percent at December 31, 2011. The solid equity market performance, supported by less volatile European financial conditions, provided a boost to consumer confidence. Consumer spending categories rose modestly. Retail spending was soft at the beginning of the year but gathered momentum as the quarter progressed. Despite the improvements, economic growth remained moderate as households continued to reduce debt and spend cautiously, businesses held cash and state and local government purchases continued to decline. Export activity was solid. Real estate activity showed some encouraging signs of stability although home prices continued to decline in many parts of the U.S. during the quarter. Business spending gains were moderate, largely related to the expiration of tax incentives for equipment and software purchases at the end of 2011. Rising gasoline prices were a concern during the quarter but oil price gains remained relatively stable. Despite the overall improvements in U.S. economic performance in the past two quarters, anxiety that the economy will lose momentum near mid-year persists.

During the quarter, the Board of Governors of the Federal Reserve System (Federal Reserve) extended its guidance for the exceptionally low level of the federal funds rate at least through late 2014. It also continued its program of extending the maturity of its portfolio by buying longer term Treasury securities and selling short-term holdings, which is scheduled to be complete by mid-year. Market speculation about extending the maturity extension program or initiating further outright security purchases after the completion of the current program increased during the quarter, as the Federal Reserve acknowledged economic and labor market improvement while stressing that conditions have not normalized.

An agreement on a Greek debt restructuring and a large European Central Bank program establishing long-term lending to European banks helped stabilize European sovereign debt markets and improve worldwide financial conditions during the quarter. Nevertheless, a mild, but uneven economic recession continued in most European Union nations especially nations undertaking substantial fiscal and market reforms. Late in the first quarter, concern about Spain's contracting economy and large budget deficit, and renewed anxiety over Italy's economic reforms pushed European sovereign yields higher, offsetting a portion of earlier yield declines. This trend continued early in the second quarter, as concern about Europe continued, stemming from the negative impacts of the economic recession, resistance to implementing economic reforms and fiscal measures, as well as rising government debt-to-gross domestic product ratios. In response to rising bond yields, an enhanced financial support package was established by the International Monetary Fund in March 2012 to slow further deterioration in Europe.

Japan continued to recover moderately from the earthquake in early 2011. China's economic growth slowed during the quarter. Other Asian nations continued to expand during the quarter. For more information on our exposure in Europe, Asia, Latin America and Japan, see Non-U.S. Portfolio on page 96.

Recent Events

U.S. Department of Justice / Attorney General Matters

On March 12, 2012, the Corporation and certain of its affiliates and subsidiaries, together with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development (HUD) and other federal agencies (together, the Federal Agencies) and 49 state attorneys general (the State AGs), caused a consent judgment (the Consent Judgment) concerning the terms of a global settlement resolving investigations into certain origination, servicing and foreclosure practices (the Global Settlement Agreement) to be filed in the U.S. District Court for the District of Columbia. The Global Settlement Agreement embodies the agreements related to the previously announced agreements in principle reached on February 9, 2012 with (1) the Federal Agencies and State AGs to resolve federal and state investigations into certain origination, servicing and foreclosure practices, and (2) the Federal Housing Administration (FHA) to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily by legacy Countrywide prior to and for a period following the Corporation's acquisition of that company. The Consent Judgment was entered by the court on April 5, 2012, and separate settlement agreements with the Federal Reserve and the Office of the Comptroller of the Currency (OCC) relating to servicing and foreclosure practices also became effective. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 51 and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Stress Test Results

On March 13, 2012, the Federal Reserve announced the results of its 2012 Comprehensive Capital Analysis and Review project (CCAR). The Federal Reserve's stress scenario projections for the Corporation estimated a minimum Tier 1 common capital ratio of 5.9 percent under severe adverse economic conditions with all proposed capital actions through the end of 2013, exceeding the 5 percent reference rate for all institutions involved in the CCAR. The capital plan submitted by the Corporation to the Federal Reserve did not include a request to return capital to stockholders for 2012 above the current dividend rate. The Federal Reserve did not object to our planned capital actions. For additional information, see Capital Management – Regulatory Capital Changes on page 55.

Capital and Liquidity Related Matters

During the three months ended March 31, 2012, we entered into a series of transactions involving repurchases of our subordinated debt, and exchanges of preferred stock and trust preferred securities. In a tender offer and certain open market transactions, we repurchased subordinated debt with a carrying value of $4.8 billion for $3.8 billion in cash, and recorded gains of $1.0 billion. Also, we exchanged various series of our outstanding non-convertible perpetual preferred stock with a carrying value of $296 million and trust preferred securities issued by various unconsolidated trusts for approximately 50 million shares of the Corporation's common stock, with a fair value of $412 million, and $398 million in cash. The trust preferred securities were then exchanged with the unconsolidated trusts for an equal principal amount of junior subordinated debt that had a carrying value of $760 million, effectively retiring the debt. In connection with these exchanges, we recorded gains of $202 million and a $44 million reduction to preferred stock dividends. These transactions in the aggregate increased Tier 1 common capital by $1.7 billion or 13 basis points (bps) under Basel I.

As credit spreads for many financial institutions, including the Corporation, remain at wide levels, the market value of debt previously issued by financial institutions has decreased making it economically advantageous to repurchase and retire certain of our outstanding debt. On April 25, 2012, we commenced tender offers for the repurchase of certain of our outstanding subordinated debt and trust preferred securities for aggregate consideration payable in these transactions of up to $1.75 billion in cash (such aggregate consideration is subject to increase). The Federal Reserve Bank of Richmond, in consultation with the Board of Governors of the Federal Reserve System, has informed us that it has approved this capital action. We will consider additional repurchases and exchanges in the future depending on prevailing market conditions, liquidity and other factors. If the purchase of any debt instruments is at an amount less than the carrying value, such purchases would be accretive to earnings and capital.

Credit Ratings

On February 15, 2012, Moody's Investors Service, Inc. (Moody's) placed the Corporation's long-term debt rating and Bank of America, N.A.'s (BANA's) long-term and short-term debt ratings on review for possible downgrade as part of its review of 17 financial institutions with global capital markets operations. On April 13, 2012, Moody's indicated that the review is expected to conclude between early May and the end of June 2012. Any adjustment to our ratings will be determined based on Moody's review; however, the agency offered guidance that downgrades to our ratings, if any, would likely be limited to one notch.

The major rating agencies (Moody's, Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch)) have each indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments. For information regarding the risks associated with adverse changes in our credit ratings, see Liquidity Risk – Credit Ratings on page 65, Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Performance Overview

Net income was $653 million for the three months ended March 31, 2012 compared to $2.0 billion for the same period in 2011. After preferred stock dividends of $325 million and $310 million for the three months ended March 31, 2012 and 2011, net income applicable to common shareholders was $328 million, or $0.03 per diluted common share, compared to $1.7 billion, or $0.17 per diluted common share. Certain items that affected pre-tax income for the three months ended March 31, 2012 were the following: provision for credit losses of $2.4 billion which included a reserve reduction of $1.6 billion, gains of $1.2 billion on debt repurchases and exchanges of trust preferred securities, equity investment income of $765 million and $752 million of gains on sales of debt securities. These items were more than offset by negative fair value adjustments of $3.3 billion on structured liabilities related to tightening of our own credit spreads, DVA losses on derivatives of $1.5 billion, net of hedges, annual retirement-eligible incentive compensation costs of $892 million and litigation expense of $793 million.

Table 2
Summary Income Statement
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Net interest income (FTE basis) (1)	$11,053	$12,397
Noninterest income	11,432	14,698
Total revenue, net of interest expense (FTE basis) (1)	22,485	27,095
Provision for credit losses	2,418	3,814
All other noninterest expense	19,141	20,283
Income before income taxes	926	2,998
Income tax expense (FTE basis) (1)	273	949
Net income	653	2,049
Preferred stock dividends	325	310
Net income applicable to common shareholders	$328	$1,739

Per common share information
Earnings	$0.03	$0.17
Diluted earnings	0.03	0.17

(1)	FTE basis is a non-GAAP financial measure. For additional information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 16.

Net interest income on a fully taxable-equivalent (FTE) basis decreased $1.3 billion to $11.1 billion for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was primarily driven by lower consumer loan balances and yields. Lower trading-related net interest income also negatively impacted the results. These decreases were partially offset by ongoing reductions in long-term debt balances. The net interest yield on a FTE basis was 2.51 percent and 2.67 percent for the three months ended March 31, 2012 and 2011.

Noninterest income decreased $3.3 billion to $11.4 billion for the three months ended March 31, 2012 compared to the same period in 2011. The most significant contributors to the decline were the negative fair value adjustments on structured liabilities, net DVA losses and a $710 million decrease in equity investment income. These declines were partially offset by gains on debt repurchases and exchanges of trust preferred securities and a $731 million decrease in representations and warranties provision. For additional information on the repurchases and exchanges, see Liquidity Risk on page 60.

The provision for credit losses decreased $1.4 billion to $2.4 billion for the three months ended March 31, 2012 compared to the same period in 2011. The provision for credit losses was $1.6 billion lower than net charge-offs for the three months ended March 31, 2012, resulting in a reduction in the allowance for credit losses primarily driven by improvement in bankruptcies and delinquencies across the U.S. credit card and unsecured consumer lending portfolios, reductions in the home equity portfolio and improvement in economic conditions impacting the core commercial portfolio partially offset by additions to the consumer purchased credit-impaired (PCI) loan portfolio reserves. This compared to a $2.2 billion reduction in the allowance for credit losses for the three months ended March 31, 2011.

Noninterest expense decreased $1.1 billion to $19.1 billion for the three months ended March 31, 2012 compared to the same period in 2011. The decline was driven by a decrease of $1.1 billion in other general operating expense which included declines of $464 million in mortgage-related assessments, waivers and similar costs related to delayed foreclosures, and $147 million in litigation expense. The decline in litigation expense was primarily due to lower mortgage-related litigation expense.

Income tax expense on a FTE basis was $273 million on pre-tax income of $926 million for three months ended March 31, 2012 compared to $949 million on pre-tax income of $3.0 billion for same period in 2011. For more information, see Financial Highlights – Income Tax Expense on page 12.

Segment Results

Table 3
Business Segment Results
	Three Months Ended March 31
	Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2012	2011	2012	2011
Consumer & Business Banking (CBB)	$7,420	$8,464	$1,454	$2,041
Consumer Real Estate Services (CRES)	2,674	2,063	(1,145)	(2,400)
Global Banking	4,451	4,702	1,590	1,584
Global Markets	4,193	5,272	798	1,394
Global Wealth & Investment Management (GWIM)	4,360	4,496	547	542
All Other	(613)	2,098	(2,591)	(1,112)
Total FTE basis	22,485	27,095	653	2,049
FTE adjustment	(207)	(218)	—	—
Total Consolidated	$22,278	$26,877	$653	$2,049

(1)
Total revenue is net of interest expense and is on a FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 16.

The following discussion provides an overview of the results of our business segments and All Other for the three months ended March 31, 2012 compared to the same period in 2011. For additional information on these results, see Business Segment Operations on page 26.

CBB net income decreased due to a decline in revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Revenue decreased driven by a decline in net interest income from lower average loans and yields and lower noninterest income from the impact of the Durbin Amendment. The provision for credit losses increased, primarily within the Card Services business, which included lower reserve reductions during the three months ended March 31, 2012. Noninterest expense declined due to lower Federal Deposit Insurance Corporation (FDIC), marketing and operating expenses.

CRES net loss, which was primarily driven by continued high costs of managing delinquent and defaulted loans in the servicing portfolio, decreased due to an increase in revenue and decreases in noninterest expense and provision for credit losses. Revenue rose due to increased mortgage banking income driven by a decrease in representations and warranties provision and higher core production income, partially offset by lower insurance income. Noninterest expense decreased due to a decline in litigation expense, lower mortgage-related assessments, waivers and similar costs related to delayed foreclosures, lower production and insurance expenses. The decrease in insurance income and expense was driven by the sale of Balboa Insurance Company's lender-placed insurance business (Balboa) in June 2011.

Global Banking net income remained relatively unchanged as lower noninterest expense and provision for credit losses offset a decline in revenue. Revenue decreased driven by lower investment banking fees mainly from a decline in advisory and equity underwriting fees and lower accretion on acquired portfolios. Provision for credit losses improved due to improving asset quality in the commercial real estate portfolio. Noninterest expense decreased primarily due to lower personnel expenses.

Global Markets net income decreased driven by net DVA losses partially offset by an improved market environment. Net DVA losses increased due to significant tightening of our credit spreads. Sales and trading revenue, excluding net DVA losses, increased resulting from higher fixed income, currencies and commodities (FICC) sales and trading revenue partially offset by a decrease in equity sales and trading revenue.

GWIM net income remained relatively unchanged as lower noninterest expense was offset by lower revenue. Revenue decreased primarily driven by lower transactional activity. Noninterest expense decreased driven by lower FDIC expense and volume-driven expenses, lower litigation expense and other reductions related to expense discipline, partially offset by expenses related to the continued investment in the business.

All Other net loss increased primarily due to an increase in negative fair value adjustments on structured liabilities and lower equity investment income, partially offset by gains on subordinated debt repurchases and exchanges of trust preferred securities. Equity investment income decreased as the year-ago quarter included a gain on an equity investment in connection with an initial public offering (IPO). Provision for credit losses decreased primarily driven by lower reserve additions to the PCI discontinued real estate and residential mortgage portfolios, as well as improvement in delinquencies and bankruptcies in the non-U.S. credit card portfolio. Noninterest expense increased due to higher litigation expense.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis decreased $1.3 billion to $11.1 billion for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was primarily driven by lower consumer loan balances and yields. Lower trading-related net interest income also negatively impacted the results. These decreases were partially offset by ongoing reductions in long-term debt balances. The net interest yield on a FTE basis decreased 16 bps to 2.51 percent for the three months ended March 31, 2012 compared to the same period in 2011 as the yield continues to be under pressure due to the aforementioned items and the low rate environment. We expect net interest income to continue to be muted in 2012 based on the current forward yield curve.

Noninterest Income

Table 4
Noninterest Income
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Card income	$1,457	$1,828
Service charges	1,912	2,032
Investment and brokerage services	2,876	3,101
Investment banking income	1,217	1,578
Equity investment income	765	1,475
Trading account profits	2,075	2,722
Mortgage banking income	1,612	630
Insurance income (loss)	(60)	613
Gains on sales of debt securities	752	546
Other income (loss)	(1,134)	261
Net impairment losses recognized in earnings on AFS debt securities	(40)	(88)
Total noninterest income	$11,432	$14,698

Noninterest income decreased $3.3 billion to $11.4 billion for the three months ended March 31, 2012 compared to the same period in 2011. The following highlights the significant changes.

•	Card income decreased $371 million primarily driven by the implementation of interchange fee rules under the Durbin Amendment, which became effective on October 1, 2011.

•	Equity investment income decreased $710 million as the year-ago quarter included a $1.1 billion gain related to an IPO of an equity investment.

•
Trading account profits decreased $647 million primarily driven by net DVA losses on derivatives of $1.5 billion compared to net DVA losses of $357 million for the same period in 2011 as a result of significant tightening of our credit spreads. The impact of the net DVA losses was partially offset by increased sales and trading results, particularly within our FICC businesses reflecting some stabilization of the European debt crisis and improved market sentiment during the quarter.

•	Mortgage banking income increased $982 million primarily driven by a $731 million decrease in the representations and warranties provision and higher margins on production volume.

•	Insurance income decreased $673 million primarily driven by the sale of Balboa in June 2011 and a $200 million provision related to payment protection insurance (PPI) claims in the U.K.

•
Other income decreased $1.4 billion primarily driven by negative fair value adjustments on our structured liabilities of $3.3 billion compared to $586 million for the same period in 2011, partially offset by $1.2 billion of gains related to subordinated debt repurchases and exchanges of trust preferred securities during this quarter.

Provision for Credit Losses

The provision for credit losses decreased $1.4 billion to $2.4 billion for the three months ended March 31, 2012 compared to the same period in 2011. The provision for credit losses was $1.6 billion lower than net charge-offs for three months ended March 31, 2012 resulting in a reduction in the allowance for credit losses. For the three months ended March 31, 2012, the reduction in the allowance for credit losses was primarily driven by improvement in delinquencies and bankruptcies across the U.S. credit card and unsecured consumer lending portfolios, reductions in the home equity portfolio and improvement in economic conditions impacting the core commercial portfolio, as evidenced by continued declines in reservable criticized and commercial nonperforming balances. The reduction in the allowance for credit losses was partially offset by additions to the consumer PCI loan portfolio reserves. This compared to a $2.2 billion reduction in the allowance for credit losses for the three months ended March 31, 2011.

The provision for credit losses related to our consumer portfolio decreased $1.3 billion to $2.6 billion for the three months ended March 31, 2012 compared to the same period in 2011. The provision for credit losses related to our commercial portfolio including the provision for unfunded lending commitments decreased $113 million to a benefit of $226 million.

Net charge-offs totaled $4.1 billion, or 1.80 percent of average loans and leases for the three months ended March 31, 2012 compared to $6.0 billion, or 2.61 percent for the same period in 2011. The decrease in net charge-offs was primarily driven by fewer delinquent loans, improved collection rates and lower bankruptcy filings across the U.S. credit card and unsecured consumer lending portfolios, as well as lower net charge-offs in the home equity and core commercial portfolios. For more information on the provision for credit losses, see Provision for Credit Losses on page 100.

Noninterest Expense

Table 5
Noninterest Expense
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Personnel	$10,188	$10,168
Occupancy	1,142	1,189
Equipment	611	606
Marketing	465	564
Professional fees	783	646
Amortization of intangibles	319	385
Data processing	856	695
Telecommunications	400	371
Other general operating	4,377	5,457
Merger and restructuring charges	—	202
Total noninterest expense	$19,141	$20,283

Noninterest expense decreased $1.1 billion to $19.1 billion for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was driven by a $1.1 billion decrease in other general operating expenses primarily as a result of a $464 million decrease in mortgage-related assessments, waivers and similar costs related to delayed foreclosures, and a decrease of $147 million in litigation expense. The decline in litigation expense was primarily due to lower mortgage-related litigation expense. Professional fees and data processing expenses both increased due to the build-out and continuing default management activities in Legacy Assets & Servicing within CRES.

We expect to achieve cost savings in certain noninterest expense categories as we continue to streamline workflows, simplify processes and align expenses with our overall strategic plan and operating principles as part of Project New BAC. Phase 1 implementation continued during the three months ended March 31, 2012 and we are nearing completion of Phase 2 evaluations. We anticipate that more than 20 percent of the $5 billion per year in Phase 1 cost savings could be achieved by the end of 2012 and that all aspects of Project New BAC will be fully implemented by the end of 2014. For additional information, see Recent Events – Project New BAC on page 30 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Income Tax Expense

Income tax expense was $66 million for the three months ended March 31, 2012 compared to $731 million for the same period in 2011 and resulted in an effective tax rate of 9.2 percent compared to 26.3 percent in the prior year.

The effective tax rate for the three months ended March 31, 2012 was primarily driven by $128 million of discrete tax benefits and by our recurring tax preference items. The percentage impact of the discrete benefits and tax preference items on the effective tax rate was due to the low level of pre-tax earnings. The effective tax rate for the three months ended March 31, 2011 was primarily driven by the impact of our recurring tax preference items.

The proposal to reduce the U.K. corporate income tax rate by two percent to 23 percent is expected to be enacted in July 2012. The first proposed one percent reduction would be effective on April 1, 2012 and the second on April 1, 2013. These reductions would favorably affect income tax expense on future U.K. earnings but also would require us to remeasure our U.K. net deferred tax assets using the lower tax rates. Upon enactment, we would record a charge to income tax expense of approximately $800 million for these reductions. If the corporate income tax rate were reduced to 22 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense of approximately $400 million in the period of enactment.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
			Average Balance
	March 31 2012	December 31 2011	Three Months Ended March 31
(Dollars in millions)			2012	2011
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$225,784	$211,183	$233,061	$227,379
Trading account assets	209,775	169,319	175,778	221,041
Debt securities	331,245	311,416	327,758	335,847
Loans and leases	902,294	926,200	913,722	938,966
Allowance for loan and lease losses	(32,211)	(33,783)	(33,210)	(40,760)
All other assets	544,562	544,711	570,065	656,065
Total assets	$2,181,449	$2,129,046	$2,187,174	$2,338,538
Liabilities
Deposits	$1,041,311	$1,033,041	$1,030,112	$1,023,140
Federal funds purchased and securities loaned or sold under agreements to repurchase	258,491	214,864	256,405	306,415
Trading account liabilities	70,414	60,508	71,872	83,914
Commercial paper and other short-term borrowings	39,254	35,698	36,651	65,158
Long-term debt	354,912	372,265	363,518	440,511
All other liabilities	184,568	182,569	196,050	188,631
Total liabilities	1,948,950	1,898,945	1,954,608	2,107,769
Shareholders’ equity	232,499	230,101	232,566	230,769
Total liabilities and shareholders’ equity	$2,181,449	$2,129,046	$2,187,174	$2,338,538

Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these activities requires the use of balance sheet and capital-related limits including spot, average and risk-weighted asset limits, particularly within the market-making activities of our trading businesses. One of our key metrics, Tier 1 leverage ratio, is calculated based on adjusted quarterly average total assets.

Assets

At March 31, 2012, total assets were $2.2 trillion, an increase of $52.4 billion, or two percent, from December 31, 2011. This increase was driven by trading account assets due to increases in U.S. Treasuries and EMEA sovereign debt and hedges in leveraged credit trading; debt securities primarily driven by net purchases of agency mortgage-backed securities (MBS); federal funds sold and securities borrowed or purchased under agreements to resell to cover increases in client short positions; and customer financing activity through the match book and collateral requirements. These increases were partially offset by lower consumer loan balances primarily due to paydowns and charge-offs outpacing new originations.

Average total assets decreased $151.4 billion for the three months ended March 31, 2012 compared to the same period in 2011 driven by lower consumer loan balances primarily due to a reduction in the home equity portfolio, run-off of non-core portfolios and divestitures; sales of strategic investments; lower cash balances held at the Federal Reserve and a decrease in our mortgage servicing rights (MSR) asset.

Liabilities and Shareholders’ Equity

At March 31, 2012, total liabilities were $1.9 trillion, an increase of $50.0 billion, or three percent, from December 31, 2011 primarily driven by securities sold under agreement to repurchase due to funding trading inventory resulting from customer demand. Partially offsetting this increase were reductions in long-term debt primarily driven by maturities and buybacks outpacing issuances as part of the Corporation's strategy to reduce our long-term debt levels.

Average total liabilities decreased $153.2 billion for the three months ended March 31, 2012 compared to the same period in 2011. The decreases were primarily driven by planned reductions in long-term debt due to the Corporation's strategy to reduce our long-term debt levels, reductions in our use of federal funds purchased and securities loaned or sold under agreements to repurchase, and a decrease in short-term borrowings due to the Corporation's reduced use of commercial paper and master notes.

At March 31, 2012, shareholders’ equity was $232.5 billion, an increase of $2.4 billion, or one percent, from December 31, 2011 due to positive earnings, common stock issued under employee plans and in connection with exchanges of preferred and trust preferred securities, and adjustments to employee benefit plans driven by a curtailment of the Corporation's Qualified Pension Plans, offset by a decrease in unrealized gains on available-for-sale (AFS) debt securities in other comprehensive income (OCI).

Average shareholders' equity increased $1.8 billion for the three months ended March 31, 2012 compared to the same period in 2011 primarily driven by the same factors as noted above, offset by a decrease in unrealized gains on AFS marketable equity securities in OCI.

Table 7
Selected Quarterly Financial Data
	2012 Quarter	2011 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$10,846	$10,701	$10,490	$11,246	$12,179
Noninterest income	11,432	14,187	17,963	1,990	14,698
Total revenue, net of interest expense	22,278	24,888	28,453	13,236	26,877
Provision for credit losses	2,418	2,934	3,407	3,255	3,814
Goodwill impairment	—	581	—	2,603	—
Merger and restructuring charges	—	101	176	159	202
All other noninterest expense (1)	19,141	18,840	17,437	20,094	20,081
Income (loss) before income taxes	719	2,432	7,433	(12,875)	2,780
Income tax expense (benefit)	66	441	1,201	(4,049)	731
Net income (loss)	653	1,991	6,232	(8,826)	2,049
Net income (loss) applicable to common shareholders	328	1,584	5,889	(9,127)	1,739
Average common shares issued and outstanding	10,651	10,281	10,116	10,095	10,076
Average diluted common shares issued and outstanding (2)	10,762	11,125	10,464	10,095	10,181
Performance ratios
Return on average assets	0.12%	0.36%	1.07%	n/m	0.36%
Four quarter trailing return on average assets (3)	n/m	0.06	n/m	n/m	n/m
Return on average common shareholders’ equity	0.62	3.00	11.40	n/m	3.29
Return on average tangible common shareholders’ equity (4)	0.95	4.72	18.30	n/m	5.28
Return on average tangible shareholders’ equity (4)	1.67	5.20	17.03	n/m	5.54
Total ending equity to total ending assets	10.66	10.81	10.37	9.83%	10.15
Total average equity to total average assets	10.63	10.34	9.66	10.05	9.87
Dividend payout	34.97	6.60	1.73	n/m	6.06
Per common share data
Earnings (loss)	$0.03	$0.15	$0.58	$(0.90)	$0.17
Diluted earnings (loss) (2)	0.03	0.15	0.56	(0.90)	0.17
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	19.83	20.09	20.80	20.29	21.15
Tangible book value (4)	12.87	12.95	13.22	12.65	13.21
Market price per share of common stock
Closing	$9.57	$5.56	$6.12	$10.96	$13.33
High closing	9.93	7.35	11.09	13.72	15.25
Low closing	5.80	4.99	6.06	10.50	13.33
Market capitalization	$103,123	$58,580	$62,023	$111,060	$135,057
Average balance sheet
Total loans and leases	$913,722	$932,898	$942,032	$938,513	$938,966
Total assets	2,187,174	2,207,567	2,301,454	2,339,110	2,338,538
Total deposits	1,030,112	1,032,531	1,051,320	1,035,944	1,023,140
Long-term debt	363,518	389,557	420,273	435,144	440,511
Common shareholders’ equity	214,150	209,324	204,928	218,505	214,206
Total shareholders’ equity	232,566	228,235	222,410	235,067	230,769
Asset quality(5)
Allowance for credit losses (6)	$32,862	$34,497	$35,872	$38,209	$40,804
Nonperforming loans, leases and foreclosed properties (7)	27,790	27,708	29,059	30,058	31,643
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (7)	3.61%	3.68%	3.81%	4.00%	4.29%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (7)	126	135	133	135	135
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (6)	91	101	101	105	108
Amounts included in allowance that are excluded from nonperforming loans (8)	$17,006	$17,490	$18,317	$19,935	$22,110
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (8)	60%	65%	63%	63%	60%
Net charge-offs	$4,056	$4,054	$5,086	$5,665	$6,028
Annualized net charge-offs as a percentage of average loans and leases outstanding (7)	1.80%	1.74%	2.17%	2.44%	2.61%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (7)	2.85	2.74	2.87	2.96	3.19
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (7)	3.10	3.01	3.15	3.22	3.40
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.97	2.10	1.74	1.64	1.63
Capital ratios (period end)
Risk-based capital:
Tier 1 common	10.78%	9.86%	8.65%	8.23%	8.64%
Tier 1	13.37	12.40	11.48	11.00	11.32
Total	17.49	16.75	15.86	15.65	15.98
Tier 1 leverage	7.79	7.53	7.11	6.86	7.25
Tangible equity (4)	7.48	7.54	7.16	6.63	6.85
Tangible common equity (4)	6.58	6.64	6.25	5.87	6.10

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)
Due to a net loss applicable to common shareholders for the second quarter of 2011, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(4)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 16 and Table 8 on pages 17 through 20.

(5)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 67.

(6)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(7)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 81 and corresponding Table 39, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 91 and corresponding Table 48.

(8)
Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

n/m = not meaningful

Supplemental Financial Data

We view net interest income and related ratios and analyses on a FTE basis, which are non-GAAP financial measures. We believe managing the business with net interest income on a FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

As mentioned above, certain performance measures including the efficiency ratio and net interest yield utilize net interest income (and thus total revenue) on a FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield measures the bps we earn over the cost of funds.

We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents an adjusted shareholders’ equity or common shareholders’ equity amount which has been reduced by goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities. These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models all use return on average tangible shareholders’ equity (ROTE) as key measures to support our overall growth goals.

•
Return on average tangible common shareholders’ equity measures our earnings contribution as a percentage of adjusted common shareholders’ equity. The tangible common equity ratio represents adjusted common shareholders’ equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•
ROTE measures our earnings contribution as a percentage of adjusted average total shareholders’ equity. The tangible equity ratio represents adjusted total shareholders’ equity divided by total assets less goodwill and intangible assets (excluding MSRs), net of related deferred tax liabilities.

•	Tangible book value per common share represents adjusted ending common shareholders’ equity divided by ending common shares outstanding.

In addition, we evaluate our business segment results based on measures that utilize return on economic capital, a non-GAAP financial measure, including the following:

•
Return on average economic capital for the segments is calculated as net income, adjusted for cost of funds and earnings credits and certain expenses related to intangibles, divided by average economic capital.

•	Economic capital represents allocated equity less goodwill and a percentage of intangible assets (excluding MSRs).

The aforementioned supplemental data and performance measures are presented in Tables 7 and 8. In addition, in Table 8 we have excluded the impact of goodwill impairment charges of $581 million and $2.6 billion recorded in the fourth and second quarters of 2011 when presenting certain of these metrics. Accordingly, these are non-GAAP financial measures. Table 8 provides reconciliations of these non-GAAP financial measures with financial measures defined by GAAP. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2012 Quarter	2011 Quarters
(Dollars in millions, except per share information)	First	Fourth	Third	Second	First
Fully taxable-equivalent basis data
Net interest income	$11,053	$10,959	$10,739	$11,493	$12,397
Total revenue, net of interest expense	22,485	25,146	28,702	13,483	27,095
Net interest yield	2.51%	2.45%	2.32%	2.50%	2.67%
Efficiency ratio	85.13	77.64	61.37	n/m	74.86

Performance ratios, excluding goodwill impairment charges (1)
Per common share information
Earnings (loss)		$0.21		$(0.65)
Diluted earnings (loss)		0.20		(0.65)
Efficiency ratio (FTE basis)		75.33%		n/m
Return on average assets		0.46		n/m
Four quarter trailing return on average assets (2)		0.20		n/m
Return on average common shareholders’ equity		4.10		n/m
Return on average tangible common shareholders’ equity		6.46		n/m
Return on average tangible shareholders’ equity		6.72		n/m

(1)	Performance ratios are calculated excluding the impact of the goodwill impairment charges of $581 million and $2.6 billion recorded during the fourth and second quarters of 2011.

(2)	Calculated as total net income for four consecutive quarters divided by average assets for the period.
n/m = not meaningful

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2012 Quarter	2011 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$10,846	$10,701	$10,490	$11,246	$12,179
Fully taxable-equivalent adjustment	207	258	249	247	218
Net interest income on a fully taxable-equivalent basis	$11,053	$10,959	$10,739	$11,493	$12,397
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$22,278	$24,888	$28,453	$13,236	$26,877
Fully taxable-equivalent adjustment	207	258	249	247	218
Total revenue, net of interest expense on a fully taxable-equivalent basis	$22,485	$25,146	$28,702	$13,483	$27,095
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$19,141	$19,522	$17,613	$22,856	$20,283
Goodwill impairment charges	—	(581)	—	(2,603)	—
Total noninterest expense, excluding goodwill impairment charges	$19,141	$18,941	$17,613	$20,253	$20,283
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$66	$441	$1,201	$(4,049)	$731
Fully taxable-equivalent adjustment	207	258	249	247	218
Income tax expense (benefit) on a fully taxable-equivalent basis	$273	$699	$1,450	$(3,802)	$949
Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charges
Net income (loss)	$653	$1,991	$6,232	$(8,826)	$2,049
Goodwill impairment charges	—	581	—	2,603	—
Net income (loss), excluding goodwill impairment charges	$653	$2,572	$6,232	$(6,223)	$2,049
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$328	$1,584	$5,889	$(9,127)	$1,739
Goodwill impairment charges	—	581	—	2,603	—
Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$328	$2,165	$5,889	$(6,524)	$1,739
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$214,150	$209,324	$204,928	$218,505	$214,206
Goodwill	(69,967)	(70,647)	(71,070)	(73,748)	(73,922)
Intangible assets (excluding MSRs)	(7,869)	(8,566)	(9,005)	(9,394)	(9,769)
Related deferred tax liabilities	2,700	2,775	2,852	2,932	3,035
Tangible common shareholders’ equity	$139,014	$132,886	$127,705	$138,295	$133,550
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$232,566	$228,235	$222,410	$235,067	$230,769
Goodwill	(69,967)	(70,647)	(71,070)	(73,748)	(73,922)
Intangible assets (excluding MSRs)	(7,869)	(8,566)	(9,005)	(9,394)	(9,769)
Related deferred tax liabilities	2,700	2,775	2,852	2,932	3,035
Tangible shareholders’ equity	$157,430	$151,797	$145,187	$154,857	$150,113
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$213,711	$211,704	$210,772	$205,614	$214,314
Goodwill	(69,976)	(69,967)	(70,832)	(71,074)	(73,869)
Intangible assets (excluding MSRs)	(7,696)	(8,021)	(8,764)	(9,176)	(9,560)
Related deferred tax liabilities	2,628	2,702	2,777	2,853	2,933
Tangible common shareholders’ equity	$138,667	$136,418	$133,953	$128,217	$133,818
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity
Shareholders’ equity	$232,499	$230,101	$230,252	$222,176	$230,876
Goodwill	(69,976)	(69,967)	(70,832)	(71,074)	(73,869)
Intangible assets (excluding MSRs)	(7,696)	(8,021)	(8,764)	(9,176)	(9,560)
Related deferred tax liabilities	2,628	2,702	2,777	2,853	2,933
Tangible shareholders’ equity	$157,455	$154,815	$153,433	$144,779	$150,380
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,181,449	$2,129,046	$2,219,628	$2,261,319	$2,274,532
Goodwill	(69,976)	(69,967)	(70,832)	(71,074)	(73,869)
Intangible assets (excluding MSRs)	(7,696)	(8,021)	(8,764)	(9,176)	(9,560)
Related deferred tax liabilities	2,628	2,702	2,777	2,853	2,933
Tangible assets	$2,106,405	$2,053,760	$2,142,809	$2,183,922	$2,194,036

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2012 Quarter	2011 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First

Consumer & Business Banking
Reported net income	$1,454	$1,243	$1,666	$2,502	$2,041
Adjustment related to intangibles (1)	3	5	6	2	7
Adjusted net income	$1,457	$1,248	$1,672	$2,504	$2,048

Average allocated equity	$52,947	$53,005	$52,382	$52,559	$53,700
Adjustment related to goodwill and a percentage of intangibles	(30,523)	(30,587)	(30,601)	(30,655)	(30,698)
Average economic capital	$22,424	$22,418	$21,781	$21,904	$23,002

Consumer Real Estate Services
Reported net loss	$(1,145)	$(1,444)	$(1,123)	$(14,506)	$(2,400)
Adjustment related to intangibles (1)	—	—	—	—	—
Goodwill impairment charge	—	—	—	2,603	—
Adjusted net loss	$(1,145)	$(1,444)	$(1,123)	$(11,903)	$(2,400)

Average allocated equity	$14,791	$14,757	$14,240	$17,139	$18,736
Adjustment related to goodwill and a percentage of intangibles (excluding MSRs)	—	—	—	(2,702)	(2,742)
Average economic capital	$14,791	$14,757	$14,240	$14,437	$15,994

Global Banking
Reported net income	$1,590	$1,337	$1,205	$1,921	$1,584
Adjustment related to intangibles (1)	1	1	2	1	2
Adjusted net income	$1,591	$1,338	$1,207	$1,922	$1,586

Average allocated equity	$46,393	$46,087	$47,681	$47,060	$48,732
Adjustment related to goodwill and a percentage of intangibles	(25,536)	(24,900)	(24,724)	(24,429)	(24,433)
Average economic capital	$20,857	$21,187	$22,957	$22,631	$24,299

Global Markets
Reported net income (loss)	$798	$(768)	$(552)	$911	$1,394
Adjustment related to intangibles (1)	2	3	3	3	3
Adjusted net income (loss)	$800	$(765)	$(549)	$914	$1,397

Average allocated equity	$17,642	$19,805	$21,609	$22,990	$26,362
Adjustment related to goodwill and a percentage of intangibles	(3,973)	(4,651)	(4,655)	(4,645)	(4,548)
Average economic capital	$13,669	$15,154	$16,954	$18,345	$21,814

Global Wealth & Investment Management
Reported net income	$547	$259	$358	$513	$542
Adjustment related to intangibles (1)	6	7	7	7	9
Adjusted net income	$553	$266	$365	$520	$551

Average allocated equity	$17,228	$17,845	$17,826	$17,560	$17,932
Adjustment related to goodwill and a percentage of intangibles	(10,641)	(10,663)	(10,691)	(10,706)	(10,728)
Average economic capital	$6,587	$7,182	$7,135	$6,854	$7,204

(1)	Represents cost of funds, earnings credit and certain expenses related to intangibles.

Table 8
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2012 Quarter	2011 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First

Consumer & Business Banking
Deposits
Reported net income	$310	$149	$285	$432	$361
Adjustment related to intangibles (1)	—	1	1	—	1
Adjusted net income	$310	$150	$286	$432	$362

Average allocated equity	$23,194	$23,862	$23,820	$23,612	$23,641
Adjustment related to goodwill and a percentage of intangibles	(17,932)	(17,939)	(17,947)	(17,950)	(17,958)
Average economic capital	$5,262	$5,923	$5,873	$5,662	$5,683

Card Services
Reported net income	$1,038	$1,029	$1,267	$1,944	$1,571
Adjustment related to intangibles (1)	3	4	5	2	6
Adjusted net income	$1,041	$1,033	$1,272	$1,946	$1,577

Average allocated equity	$20,671	$20,610	$20,755	$21,016	$22,149
Adjustment related to goodwill and a percentage of intangibles	(10,492)	(10,549)	(10,561)	(10,607)	(10,640)
Average economic capital	$10,179	$10,061	$10,194	$10,409	$11,509

Business Banking
Reported net income	$106	$65	$114	$126	$109
Adjustment related to intangibles (1)	—	—	—	—	—
Adjusted net income	$106	$65	$114	$126	$109

Average allocated equity	$9,082	$8,533	$7,807	$7,931	$7,910
Adjustment related to goodwill and a percentage of intangibles	(2,099)	(2,099)	(2,093)	(2,098)	(2,100)
Average economic capital	$6,983	$6,434	$5,714	$5,833	$5,810

(1)	Represents cost of funds, earnings credit and certain expenses related to intangibles.

Core Net Interest Income

We manage core net interest income which is reported net interest income on a FTE basis adjusted for the impact of market-based activities. As discussed in the Global Markets business segment section on page 38, we evaluate our market-based results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of core net interest income, core average earning assets and core net interest yield on earning assets, all of which adjust for the impact of market-based activities from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 9 provides additional clarity in assessing our results.

Table 9
Core Net Interest Income
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Net interest income (FTE basis)
As reported (1)	$11,053	$12,397
Impact of market-based net interest income (2)	(796)	(1,020)
Core net interest income	$10,257	$11,377
Average earning assets
As reported	$1,768,105	$1,869,863
Impact of market-based earning assets (2)	(424,336)	(465,255)
Core average earning assets	$1,343,769	$1,404,608
Net interest yield contribution (FTE basis) (3)
As reported (1)	2.51%	2.67%
Impact of market-based activities (2)	0.55	0.59
Core net interest yield on earning assets	3.06%	3.26%

(1)	Net interest income and net interest yield include fees earned on overnight deposits placed with the Federal Reserve of $47 million and $63 million for the three months ended March 31, 2012 and 2011.

(2)	Represents the impact of market-based amounts included in Global Markets.

(3)	Calculated on an annualized basis.

For the three months ended March 31, 2012, core net interest income decreased $1.1 billion to $10.3 billion compared to the same period in the prior year. The decline was primarily driven by lower consumer loan balances and yields, lower yields on commercial loans and a decrease in loans held-for-sale (LHFS). These decreases were partially offset by reductions in long-term debt balances.

Core average earning assets for the three months ended March 31, 2012 decreased $60.8 billion to $1,343.8 billion compared to the same period in the prior year. The decrease was due to declines in consumer loans and LHFS, partially offset by increases in commercial loans.

For the three months ended March 31, 2012, core net interest yield decreased 20 bps to 3.06 percent compared to the same period in the prior year primarily due to the factors noted above. These impacts include a significant flattening of the yield curve driven by lower long-term rates throughout the quarter compared to the same period in the prior year.

Table 10
Quarterly Average Balances and Interest Rates – FTE Basis
	First Quarter 2012			Fourth Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$31,404	$65	0.83%	$27,688	$85	1.19%
Federal funds sold and securities borrowed or purchased under agreements to resell	233,061	460	0.79	237,453	449	0.75
Trading account assets	175,778	1,399	3.19	161,848	1,354	3.33
Debt securities (2)	327,758	2,732	3.33	332,990	2,245	2.69
Loans and leases (3):
Residential mortgage (4)	260,573	2,489	3.82	266,144	2,596	3.90
Home equity	122,933	1,164	3.80	126,251	1,207	3.80
Discontinued real estate	12,082	103	3.42	14,073	128	3.65
U.S. credit card	98,334	2,459	10.06	102,241	2,603	10.10
Non-U.S. credit card	14,151	408	11.60	15,981	420	10.41
Direct/Indirect consumer (5)	88,321	801	3.65	90,861	863	3.77
Other consumer (6)	2,617	40	6.24	2,751	41	6.14
Total consumer	599,011	7,464	5.00	618,302	7,858	5.06
U.S. commercial	195,111	1,756	3.62	196,778	1,798	3.63
Commercial real estate (7)	39,190	339	3.48	40,673	343	3.34
Commercial lease financing	21,679	272	5.01	21,278	204	3.84
Non-U.S. commercial	58,731	391	2.68	55,867	395	2.80
Total commercial	314,711	2,758	3.52	314,596	2,740	3.46
Total loans and leases	913,722	10,222	4.49	932,898	10,598	4.52
Other earning assets	86,382	743	3.46	91,109	904	3.95
Total earning assets (8)	1,768,105	15,621	3.55	1,783,986	15,635	3.49
Cash and cash equivalents (1)	112,512	47		94,287	36
Other assets, less allowance for loan and lease losses	306,557			329,294
Total assets	$2,187,174			$2,207,567

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

(3)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(4)
Includes non-U.S. residential mortgage loans of $86 million in the first quarter of 2012, and $88 million, $91 million, $94 million and $92 million in the fourth, third, second and first quarters of 2011, respectively.

(5)
Includes non-U.S. consumer loans of $7.5 billion in the first quarter of 2012, and $8.4 billion, $8.6 billion, $8.7 billion and $8.2 billion in the fourth, third, second and first quarters of 2011, respectively.

(6)
Includes consumer finance loans of $1.6 billion in the first quarter of 2012, and $1.7 billion, $1.8 billion, $1.8 billion and $1.9 billion in the fourth, third, second and first quarters of 2011, respectively; other non-U.S. consumer loans of $903 million in the first quarter of 2012, and $959 million, $932 million, $840 million and $777 million in the fourth, third, second and first quarters of 2011, respectively; and consumer overdrafts of $90 million in the first quarter of 2012, and $107 million, $107 million, $79 million and $76 million in the fourth, third, second and first quarters of 2011, respectively.

(7)
Includes U.S. commercial real estate loans of $37.4 billion in the first quarter of 2012, and $38.7 billion, $40.7 billion, $43.4 billion and $45.7 billion in the fourth, third, second and first quarters of 2011, respectively; and non-U.S. commercial real estate loans of $1.8 billion in the first quarter of 2012, and $1.9 billion, $2.2 billion, $2.3 billion and $2.7 billion in the fourth, third, second and first quarters of 2011, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $106 million in the first quarter of 2012, and $427 million, $1.0 billion, $739 million and $388 million in the fourth, third, second and first quarters of 2011, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $658 million in the first quarter of 2012, and $763 million, $631 million, $625 million and $621 million in the fourth, third, second and first quarters of 2011, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 108.

Table 10
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2011			Second Quarter 2011			First Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$26,743	$87	1.31%	$27,298	$106	1.56%	$31,294	$88	1.14%
Federal funds sold and securities borrowed or purchased under agreements to resell	256,143	584	0.90	259,069	597	0.92	227,379	517	0.92
Trading account assets	180,438	1,543	3.40	186,760	1,576	3.38	221,041	1,669	3.05
Debt securities (2)	344,327	1,744	2.02	335,269	2,696	3.22	335,847	2,917	3.49
Loans and leases (3):
Residential mortgage (4)	268,494	2,856	4.25	265,420	2,763	4.16	262,049	2,881	4.40
Home equity	129,125	1,238	3.81	131,786	1,261	3.83	136,089	1,335	3.96
Discontinued real estate	15,923	134	3.36	15,997	129	3.22	12,899	110	3.42
U.S. credit card	103,671	2,650	10.14	106,164	2,718	10.27	109,941	2,837	10.47
Non-U.S. credit card	25,434	697	10.88	27,259	760	11.18	27,633	779	11.43
Direct/Indirect consumer (5)	90,280	915	4.02	89,403	945	4.24	90,097	993	4.47
Other consumer (6)	2,795	43	6.07	2,745	47	6.76	2,753	45	6.58
Total consumer	635,722	8,533	5.34	638,774	8,623	5.41	641,461	8,980	5.65
U.S. commercial	191,439	1,809	3.75	190,479	1,827	3.85	191,353	1,926	4.08
Commercial real estate (7)	42,931	360	3.33	45,762	382	3.35	48,359	437	3.66
Commercial lease financing	21,342	240	4.51	21,284	235	4.41	21,634	322	5.95
Non-U.S. commercial	50,598	349	2.73	42,214	339	3.22	36,159	299	3.35
Total commercial	306,310	2,758	3.58	299,739	2,783	3.72	297,505	2,984	4.06
Total loans and leases	942,032	11,291	4.77	938,513	11,406	4.87	938,966	11,964	5.14
Other earning assets	91,452	814	3.54	97,616	866	3.56	115,336	922	3.24
Total earning assets (8)	1,841,135	16,063	3.47	1,844,525	17,247	3.75	1,869,863	18,077	3.92
Cash and cash equivalents (1)	102,573	38		115,956	49		138,241	63
Other assets, less allowance for loan and lease losses	357,746			378,629			330,434
Total assets	$2,301,454			$2,339,110			$2,338,538
For footnotes see page 22.

Table 10
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2012			Fourth Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$40,543	$14	0.14%	$39,609	$16	0.16%
NOW and money market deposit accounts	458,649	186	0.16	454,249	192	0.17
Consumer CDs and IRAs	100,044	194	0.78	103,488	220	0.84
Negotiable CDs, public funds and other time deposits	22,586	36	0.64	22,413	34	0.60
Total U.S. interest-bearing deposits	621,822	430	0.28	619,759	462	0.30
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	18,170	28	0.62	20,454	29	0.55
Governments and official institutions	1,286	1	0.41	1,466	1	0.36
Time, savings and other	55,241	90	0.66	57,814	124	0.85
Total non-U.S. interest-bearing deposits	74,697	119	0.64	79,734	154	0.77
Total interest-bearing deposits	696,519	549	0.32	699,493	616	0.35
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	293,056	881	1.21	284,766	921	1.28
Trading account liabilities	71,872	477	2.67	70,999	411	2.29
Long-term debt	363,518	2,708	2.99	389,557	2,764	2.80
Total interest-bearing liabilities (8)	1,424,965	4,615	1.30	1,444,815	4,712	1.29
Noninterest-bearing sources:
Noninterest-bearing deposits	333,593			333,038
Other liabilities	196,050			201,479
Shareholders’ equity	232,566			228,235
Total liabilities and shareholders’ equity	$2,187,174			$2,207,567
Net interest spread			2.25%			2.20%
Impact of noninterest-bearing sources			0.25			0.24
Net interest income/yield on earning assets (1)		$11,006	2.50%		$10,923	2.44%
For footnotes see page 22.

Table 10
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2011			Second Quarter 2011			First Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,256	$21	0.19%	$41,668	$31	0.30%	$38,905	$32	0.34%
NOW and money market deposit accounts	473,391	248	0.21	478,690	304	0.25	475,954	316	0.27
Consumer CDs and IRAs	108,359	244	0.89	113,728	281	0.99	118,306	300	1.03
Negotiable CDs, public funds and other time deposits	18,547	5	0.12	13,842	42	1.22	13,995	39	1.11
Total U.S. interest-bearing deposits	641,553	518	0.32	647,928	658	0.41	647,160	687	0.43
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	21,037	34	0.65	19,234	37	0.77	21,534	38	0.72
Governments and official institutions	2,043	2	0.32	2,131	2	0.38	2,307	2	0.35
Time, savings and other	64,271	150	0.93	64,889	146	0.90	60,432	112	0.76
Total non-U.S. interest-bearing deposits	87,351	186	0.85	86,254	185	0.86	84,273	152	0.73
Total interest-bearing deposits	728,904	704	0.38	734,182	843	0.46	731,433	839	0.46
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	303,234	1,152	1.51	338,692	1,342	1.59	371,573	1,184	1.29
Trading account liabilities	87,841	547	2.47	96,108	627	2.62	83,914	627	3.03
Long-term debt	420,273	2,959	2.82	435,144	2,991	2.75	440,511	3,093	2.84
Total interest-bearing liabilities (8)	1,540,252	5,362	1.39	1,604,126	5,803	1.45	1,627,431	5,743	1.43
Noninterest-bearing sources:
Noninterest-bearing deposits	322,416			301,762			291,707
Other liabilities	216,376			198,155			188,631
Shareholders’ equity	222,410			235,067			230,769
Total liabilities and shareholders’ equity	$2,301,454			$2,339,110			$2,338,538
Net interest spread			2.08%			2.30%			2.49%
Impact of noninterest-bearing sources			0.23			0.19			0.17
Net interest income/yield on earning assets (1)		$10,701	2.31%		$11,444	2.49%		$12,334	2.66%
For footnotes see page 22.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through five business segments: CBB, CRES, Global Banking, Global Markets and GWIM, with the remaining operations recorded in All Other. Effective January 1, 2012, we changed the basis of presentation from six to the above five segments. The former Deposits and Card Services segments, as well as Business Banking, which was included in the former Global Commercial Banking segment, are now reflected in CBB. The former Global Commercial Banking segment was combined with the Global Corporate and Investment Banking business, which was included in the former Global Banking & Markets (GBAM) segment, to form Global Banking. The remaining global markets business of GBAM is now reported as a separate Global Markets segment. In addition, certain management accounting methodologies and related allocations were refined. Prior period results have been reclassified to conform to current period presentation.

We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 16.

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

Total revenue, net of interest expense, includes net interest income on a FTE basis and noninterest income. The adjustment of net interest income to a FTE basis results in a corresponding increase in income tax expense. The segment results also reflect certain revenue and expense methodologies that are utilized to determine net income. The net interest income of the businesses includes the results of a funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets to match liabilities. Net interest income of the business segments also includes an allocation of net interest income generated by certain of our asset and liability management (ALM) activities.

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

The Corporation allocates economic capital to the business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. The nature of these risks is discussed further on page 53. A business segment's allocated equity includes this economic capital allocation and also includes the portion of goodwill and intangibles specifically assigned to the business segment. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The risk-adjusted methodology is periodically refined as such refinements are reflected as changes to allocated equity in each segment.

For more information on selected financial information for the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 19 – Business Segment Information to the Consolidated Financial Statements.

Consumer & Business Banking

	Three Months Ended March 31
	Deposits		Card Services		Business Banking		Total Consumer & Business Banking
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$2,119	$2,205	$2,616	$3,013	$344	$382	$5,079	$5,600	(9)%
Noninterest income:
Card income	—	—	1,278	1,577	—	—	1,278	1,577	(19)
Service charges	968	923	—	—	95	155	1,063	1,078	(1)
All other income (loss)	60	61	(85)	125	25	23	—	209	n/m
Total noninterest income	1,028	984	1,193	1,702	120	178	2,341	2,864	(18)
Total revenue, net of interest expense (FTE basis)	3,147	3,189	3,809	4,715	464	560	7,420	8,464	(12)

Provision for credit losses	51	33	790	595	36	33	877	661	33
Noninterest expense	2,606	2,583	1,380	1,624	260	354	4,246	4,561	(7)
Income before income taxes	490	573	1,639	2,496	168	173	2,297	3,242	(29)
Income tax expense (FTE basis)	180	212	601	925	62	64	843	1,201	(30)
Net income	$310	$361	$1,038	$1,571	$106	$109	$1,454	$2,041	(29)

Net interest yield (FTE basis)	2.02%	2.14%	8.95%	9.15%	2.93%	3.81%	4.22%	4.75%
Return on average allocated equity	5.37	6.19	20.19	28.77	4.73	5.58	11.05	15.41
Return on average economic capital	23.71	25.87	41.14	55.54	6.14	7.60	26.15	36.10
Efficiency ratio (FTE basis)	82.83	80.98	36.22	34.44	56.04	63.34	57.23	53.89

Balance Sheet

Average
Total loans and leases	n/m	n/m	$116,267	$132,472	$24,603	$27,864	$141,578	$160,976	(12)
Total earning assets (1)	$421,551	$417,218	117,580	133,538	47,145	40,690	483,983	478,468	1
Total assets (1)	447,917	443,461	123,179	134,043	54,272	49,103	523,074	513,629	2
Total deposits	424,023	418,298	n/m	n/m	41,908	38,462	466,239	457,037	2
Allocated equity	23,194	23,641	20,671	22,149	9,082	7,910	52,947	53,700	(1)
Economic capital	5,262	5,683	10,179	11,509	6,983	5,810	22,424	23,002	(3)

Period end	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Total loans and leases	n/m	n/m	$113,861	$120,668	$24,376	$25,006	$138,909	$146,378	(5)
Total earning assets (1)	$440,491	$418,622	115,177	121,991	47,325	46,515	502,124	480,378	5
Total assets (1)	467,058	445,680	121,425	127,623	55,575	53,949	543,189	520,503	4
Total deposits	443,129	421,871	n/m	n/m	42,221	41,518	486,160	464,263	5

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, we allocate assets to match liabilities. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

CBB, which is comprised of our Deposits, Card Services and Business Banking businesses, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 5,700 banking centers, 17,250 ATMs, nationwide call centers, and online and mobile platforms.

CBB recorded net income of $1.5 billion during the three months ended March 31, 2012 compared to $2.0 billion for the same period in 2011. The decrease was due to a decline in revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $521 million to $5.1 billion with the decline primarily in Card Services driven by lower average loan balances and yields. Noninterest income decreased $523 million to $2.3 billion primarily due to a decline of $509 million in Card Services. The provision for credit losses increased $216 million to $877 million reflecting a reduced pace of improvements in delinquencies, collections and bankruptcies as evidenced by lower reserve reductions in the first quarter of 2012. Noninterest expense declined $315 million to $4.2 billion primarily due to lower FDIC, marketing and operating expenses.

The return on average economic capital decreased due to lower net income, partially offset by a decrease in average economic capital primarily within Card Services. The decline in average economic capital was largely due to lower levels of credit risk from a decline in loan balances as well as an improvement in credit quality. For more information regarding economic capital, see Supplemental Financial Data on page 16.

Deposits

Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. Deposit products provide a relatively stable source of funding and liquidity for the Corporation. We earn net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process which takes into account the interest rates and implied maturity of the deposits.

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

Net income for Deposits decreased $51 million, or 14 percent, to $310 million primarily driven by lower net interest income, partially offset by higher noninterest income. Net interest income declined $86 million driven by compressed deposits spreads due to the lower rate environment, partially offset by a customer shift to higher-yielding liquid products, continued pricing discipline and ALM activities. Noninterest income increased $44 million, or four percent, to $1.0 billion primarily due to an increase in service charges. Noninterest expense of $2.6 billion remained relatively unchanged as lower FDIC expense was offset by higher operating expense.

Average deposits increased $5.7 billion driven by a customer shift to more liquid products in a low interest rate environment as checking, traditional savings and money market savings grew $18.4 billion. Growth in liquid products was partially offset by a decline in average time deposits of $12.7 billion. As a result of the shift in the mix of deposits and our continued pricing discipline, rates paid on average deposits declined by 11 bps to 21 bps.

Key Statistics
	Three Months Ended March 31
	2012	2011
Total deposit spreads (excludes noninterest costs)	1.96%	2.20%

Client brokerage assets (in millions)	$73,422	$66,703

At period end
Online banking active accounts (units in thousands)	30,439	30,065
Mobile banking active accounts (units in thousands)	9,702	6,970
Banking centers	5,651	5,805
ATMs	17,255	17,886

Our online banking customers increased 374,000 and mobile banking customers increased 2.7 million compared to the same period in 2011 reflecting our customers' change in their banking preference. The number of banking centers declined 154 and ATMs declined 631 as we continue to improve our cost-to-serve and optimize our consumer banking network.

Card Services

Card Services is one of the leading issuers of credit and debit cards in the U.S. to consumers and small businesses. In addition to earning net interest spread revenue on its lending activities, Card Services generates interchange revenue from credit and debit card transactions as well as annual credit card fees and other miscellaneous fees.

Effective October 1, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment that established the maximum allowable interchange fees a bank can receive for a debit card transaction. For more information on the final interchange rules, see Regulatory Matters on page 66 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K. In addition, the Federal Reserve approved rules governing routing and exclusivity, requiring issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which became effective on April 1, 2012. The interchange fee rules are expected to result in a reduction of debit card revenue by approximately $400 million to $450 million for each of the quarters in 2012, or a full-year impact of approximately $1.8 billion.

Net income for Card Services decreased $533 million, or 34 percent, to $1.0 billion primarily due to a decrease in revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense.

Net interest income decreased $397 million, or 13 percent, to $2.6 billion driven by lower average loan balances and yields. The net interest yield decreased 20 bps to 8.95 percent due to charge-offs and paydowns of higher interest rate products. Noninterest income decreased $509 million, or 30 percent, to $1.2 billion primarily due to lower interchange fees as a result of the Durbin Amendment, coupled with lower revenue from our customer protection products.

The provision for credit losses increased $195 million, or 33 percent, to $790 million reflecting a reduced pace of improvements in delinquencies, collections and bankruptcies as evidenced by lower reserve reductions in the first quarter of 2012. For more information on the provision for credit losses, see Provision for Credit Losses on page 100.

Average loans decreased $16.2 billion, or 12 percent, driven by higher payments, charge-offs, continued run-off of non-core portfolios and the impact of portfolio divestitures during 2011.

Key Statistics
	Three Months Ended March 31
(Dollars in millions)	2012	2011
U.S. credit card
Gross interest yield	10.06%	10.47%
Risk-adjusted margin	6.55	4.25
New accounts (in thousands)	782	657
Purchase volumes	$44,797	$43,936

Debit card purchase volumes	$62,941	$59,996

The U.S. credit card risk-adjusted margin increased 230 bps compared to the same period in 2011, reflecting improvement in credit quality in the portfolio. U.S. credit card new accounts grew by 125,000 accounts, or 19 percent, to 782,000 and purchase volumes increased $861 million, or two percent, to $44.8 billion. Debit card purchase volume increased $2.9 billion, or five percent, to $62.9 billion reflecting higher consumer spending.

Business Banking

Business Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include U.S. based companies generally with annual sales of $1 million to $50 million. Our lending products and services include commercial loans, lines of credit and real estate lending. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Business Banking also includes the results of our merchant processing joint venture.

Net income for Business Banking of $106 million was relatively unchanged. Revenue decreased $96 million, or 17 percent, to $464 million offset by a decrease in noninterest expense. Net interest income decreased $38 million, or 10 percent, to $344 million driven by lower average loan balances. Noninterest income decreased $58 million, or 33 percent, to $120 million primarily due to the transfer of certain processing activities to our merchant services joint venture. Noninterest expense decreased $94 million, or 27 percent, to $260 million driven by lower merchant processing expenses and a reduction in operating expenses.

Average loans decreased $3.3 billion, or 12 percent, primarily driven by higher prepayments and portfolio run-off. Average deposits increased $3.4 billion, or nine percent, due to the net transfer of certain deposits from other businesses and the current client preference for liquidity.

Consumer Real Estate Services

	Three Months Ended March 31
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$347	$548	$428	$348	$775	$896	(14)%
Noninterest income:
Mortgage banking income	736	567	1,095	128	1,831	695	163
Insurance income	6	431	—	—	6	431	(99)
All other income	22	31	40	10	62	41	51
Total noninterest income	764	1,029	1,135	138	1,899	1,167	63
Total revenue, net of interest expense (FTE basis)	1,111	1,577	1,563	486	2,674	2,063	30

Provision for credit losses	53	—	454	1,098	507	1,098	(54)
Noninterest expense	877	1,479	3,028	3,298	3,905	4,777	(18)
Income (loss) before income taxes	181	98	(1,919)	(3,910)	(1,738)	(3,812)	(54)
Income tax expense (benefit) (FTE basis)	66	36	(659)	(1,448)	(593)	(1,412)	(58)
Net income (loss)	$115	$62	$(1,260)	$(2,462)	$(1,145)	$(2,400)	(52)

Net interest yield (FTE basis)	2.43%	2.84%	2.37%	1.50%	2.39%	2.11%
Efficiency ratio (FTE basis)	78.94	93.79	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$51,663	$54,763	$59,092	$65,797	$110,755	$120,560	(8)
Total earning assets	57,479	78,250	72,722	94,089	130,201	172,339	(24)
Total assets	58,362	78,256	100,743	131,072	159,105	209,328	(24)
Allocated equity	n/a	n/a	n/a	n/a	14,791	18,736	(21)
Economic capital	n/a	n/a	n/a	n/a	14,791	15,994	(8)

Period end	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Total loans and leases	$51,002	$52,371	$58,262	$59,988	$109,264	$112,359	(3)
Total earning assets	57,728	58,823	72,692	73,558	130,420	132,381	(1)
Total assets	58,694	59,660	99,513	104,052	158,207	163,712	(3)
n/m = not meaningful
n/a = not applicable

CRES operations include Home Loans and Legacy Assets & Servicing. This alignment allows CRES management to lead the ongoing home loan business while also providing greater focus on legacy mortgage issues and servicing activities. Effective January 1, 2012, servicing activities previously recorded in Home Loans were moved to Legacy Assets & Servicing, and results of MSR activities, including net hedge results, and goodwill were moved from what was formerly referred to as Other within CRES to Legacy Assets & Servicing. Prior period amounts have been reclassified to conform to the current period presentation.

CRES generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products offered by Home Loans include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOC) and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while we retain MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet in Home Loans and Legacy Assets & Servicing. CRES, through Legacy Assets & Servicing, services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.

The financial results of the on-balance sheet loans are reported in the business segment that owns the loans or All Other. CRES is not impacted by the Corporation’s first mortgage production retention decisions as CRES is compensated for loans held for ALM purposes on a management accounting basis, with a corresponding offset recorded in All Other, and is also compensated for servicing loans owned by other business segments and All Other.

CRES includes the impact of transferring customers and their related loan balances between GWIM and CRES based on client segmentation thresholds. For more information on the migration of customer balances, see GWIM on page 40.

Home Loans

Home Loans products are available to our customers through our retail network of approximately 5,700 banking centers, mortgage loan officers in 444 locations and a sales force offering our customers direct telephone and online access to our products. These products were also offered through our correspondent lending channel; however, we exited this channel and the reverse mortgage origination business in 2011. These strategic changes were made to allow greater focus on our direct-to-consumer channels, deepen relationships with existing customers and use mortgage products to acquire new relationships.

Home Loans includes ongoing loan production activities and the CRES home equity portfolio not originally selected for inclusion in the Legacy Assets & Servicing portfolio. Home Loans also included insurance operations through June 30, 2011, when the ongoing insurance business was transferred to CBB following the sale of Balboa.

The composition of the Home Loans loan portfolio, which excludes the Legacy Assets & Servicing portfolio established as of January 1, 2011, does not currently reflect a normalized level of credit losses which we expect will develop over time.

Home Loans net income increased $53 million for the three months ended March 31, 2012 compared to the same period in the prior year. Net interest income decreased $201 million primarily driven by lower warehouse loan volumes. Noninterest income decreased $265 million primarily due to a decrease in insurance income as a result of the sale of Balboa in June 2011, partially offset by an increase in mortgage banking income. Noninterest expense decreased $602 million primarily due to lower production expense driven by lower retail production and our exit from the correspondent channel in 2011, and decreased insurance expenses.

Legacy Assets & Servicing

Legacy Assets & Servicing is responsible for servicing the residential, home equity and discontinued real estate loan portfolios, including owned loans and loans serviced for others. Legacy Assets & Servicing is also responsible for managing mortgage-related legacy exposures, including exposures related to selected owned residential mortgage, home equity and discontinued real estate loan portfolios (collectively, the Legacy Assets & Servicing portfolio). For additional information, see Legacy Assets & Servicing Portfolio below.

Legacy Assets & Servicing results reflect the net cost of legacy exposures that are included in the results of CRES, including representations and warranties provision, litigation costs, financial results of the CRES home equity portfolio selected as part of the Legacy Assets & Servicing portfolio, the financial results of the servicing operations and the results of MSR activities, including net hedge results, together with any related assets or liabilities used as economic hedges. The financial results of the servicing operations reflect certain revenues and expenses on loans serviced for others, including owned loans serviced for Home Loans and All Other. Legacy Assets & Servicing is compensated for servicing such loans on a management accounting basis with a corresponding offset recorded in Home Loans and All Other.

Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervising foreclosures and property dispositions. In an effort to help our customers avoid foreclosure, Legacy Assets & Servicing evaluates various workout options prior to foreclosure sales which, combined with our temporary halt of foreclosures announced in October 2010, has resulted in elongated default timelines. Although we have resumed foreclosure proceedings in nearly all states, there continues to be a backlog of foreclosure inventory. For additional information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 51 and Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 63 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Goodwill that was assigned to CRES totaling $2.6 billion was included in Legacy Assets & Servicing and was written off in its entirety in 2011.

Legacy Assets & Servicing net loss decreased $1.2 billion for the three months ended March 31, 2012 compared to the same period in the prior year due to a decrease of $731 million in representations and warranties provision, a $496 million decline in litigation expense and $464 million lower mortgage-related assessments, waivers and similar costs related to delayed foreclosures.

Legacy Assets & Servicing Portfolio

The Legacy Assets & Servicing portfolio includes owned residential mortgage loans, home equity loans and discontinued real estate loans that would not have been originated under our underwriting standards at December 31, 2010. The Countrywide PCI portfolio as well as certain loans that met a pre-defined delinquency status or probability of default threshold as of January 1, 2011 are also included in the Legacy Assets & Servicing portfolio. The residential mortgage and discontinued real estate loans are held primarily on the balance sheet of All Other and the home equity loans are held in Legacy Assets & Servicing. Since determining the pool of owned loans to be included in the Legacy Assets & Servicing portfolio as of January 1, 2011, the criteria have not changed for this portfolio. However, the criteria for inclusion of certain assets and liabilities in the Legacy Assets & Servicing portfolio will continue to be evaluated over time.

The total owned loans in the Legacy Assets & Servicing portfolio decreased $5.1 billion from paydowns and charge-offs to $149.8 billion at March 31, 2012 compared to December 31, 2011, of which $58.3 billion are reflected on the balance sheet of Legacy Assets & Servicing within CRES and the remainder are held on the balance sheet of All Other.

CRES Results

The CRES net loss decreased $1.3 billion to $1.1 billion for the three months ended March 31, 2012 compared to the same period in the prior year primarily due to higher mortgage banking income, lower provision for credit losses and a decline in expenses, partially offset by lower insurance revenue due to the sale of Balboa. The net loss is driven by the continued high costs of managing delinquent and defaulted loans in the Legacy Assets & Servicing portfolio combined with litigation expense and provision for representations and warranties.

Net interest income declined $121 million, or 14 percent, primarily due to a decrease in LHFS reflecting lower production volumes.

Noninterest income increased $732 million to $1.9 billion primarily due to an increase of $1.1 billion in mortgage banking income driven by a decrease of $731 million in representations and warranties provision, a $261 million increase in core production revenue and a $144 million increase in net servicing income. These improvements were partially offset by a decrease of $425 million in insurance income due to the sale of Balboa.

Provision for credit losses decreased $591 million to $507 million for the three months ended March 31, 2012 compared to the same period in the prior year driven by lower reserve additions related to the Countrywide PCI home equity portfolio and improved portfolio trends.

Noninterest expense decreased $872 million to $3.9 billion for the three months ended March 31, 2012 primarily due to a $472 million decline in litigation expense, $464 million lower mortgage-related assessments and waivers costs, lower direct production expense due to lower retail production and our exit from correspondent lending, and lower insurance expense, partially offset by higher default-related servicing expenses. We recorded $410 million of mortgage-related assessments, waivers and similar costs related to delayed foreclosures for the three months ended March 31, 2012. We expect higher costs will continue related to resources necessary to implement new servicing standards mandated for the industry, to implement other operational changes and delayed foreclosures.

Average total earning assets for the three months ended March 31, 2012 declined $42.1 billion compared to the same period in the prior year primarily due to a decrease in LHFS reflecting lower production volumes, as well as a decline in MSR hedge portfolio assets due to hedge positions.

Average economic capital decreased eight percent for the three months ended March 31, 2012 compared to the same period in the prior year due to a reduction in credit risk driven by lower loan balances. For more information regarding economic capital, see Supplemental Financial Data on page 16.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Production income (loss):
Core production revenue	$929	$668
Representations and warranties provision	(282)	(1,013)
Total production income (loss)	647	(345)
Servicing income:
Servicing fees	1,332	1,606
Impact of customer payments (1)	(521)	(706)
Fair value changes of MSRs, net of economic hedge results (2)	194	3
Other servicing-related revenue	179	137
Total net servicing income	1,184	1,040
Total CRES mortgage banking income	1,831	695
Eliminations (3)	(219)	(65)
Total consolidated mortgage banking income	$1,612	$630

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	Includes sale of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.

Core production revenue of $929 million for the three months ended March 31, 2012 increased $261 million compared to the same period in the prior year primarily due to higher margins on direct originations. New first mortgage loan originations declined $41.5 billion, or 73 percent, primarily due to our exit from the correspondent channel and from a loss in retail market share. The decrease in retail market share and higher margins reflect decisions to price loan products in order to manage demand. In addition, our exit from the low margin correspondent channel contributed to higher margins.

The representations and warranties provision decreased $731 million to $282 million primarily due to a higher provision in the prior-year period attributable to the government-sponsored enterprises (GSEs) and a monoline.

Net servicing income increased $144 million primarily due to improved MSR results, net of hedges, partially offset by the impact of lower servicing revenues driven primarily by a decline in the servicing portfolio.

Key Statistics
	Three Months Ended March 31
(Dollars in millions, except as noted)	2012		2011
Loan production
CRES:
First mortgage	$12,185		$52,519
Home equity	597		1,575
Total Corporation (1):
First mortgage	$15,238		$56,734
Home equity	760		1,728

Period end	March 31 2012		December 31 2011
Mortgage servicing portfolio (in billions) (2)	$1,687		$1,763
Mortgage loans serviced for investors (in billions)	1,313		1,379
Mortgage servicing rights:
Balance	7,589		7,378
Capitalized mortgage servicing rights (% of loans serviced for investors)	58	bps	54	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, home equity lines of credit, home equity loans and discontinued real estate mortgage loans.

First mortgage production was $15.2 billion for the three months ended March 31, 2012 compared to $56.7 billion for the same period in the prior year. The decrease of $41.5 billion was primarily due to a $27.1 billion decline caused by our exit from the correspondent channel in 2011 and a $14.4 billion reduction in retail originations as discussed on page 33.

Home equity production was $760 million for the three months ended March 31, 2012 compared to $1.7 billion for the same period in the prior year primarily due to our decision to exit the reverse mortgage originations business in February 2011.

At March 31, 2012, the consumer MSR balance was $7.6 billion, which represented 58 bps of the related unpaid principal balance compared to $7.4 billion, or 54 bps, of the related unpaid principal balance at December 31, 2011. The increase in the consumer MSR balance was primarily driven by higher forecasted mortgage rates, which resulted in lower forecasted prepayment speeds. The increase was also due to the addition of new MSRs recorded in connection with sales of loans partially offset by the change in the market value of the MSR asset due to the impact of customer payments received during the period combined with the impact of elevated expected costs to service delinquent loans. For additional information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 51.

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2012	2011	% Change
Net interest income (FTE basis)	$2,399	$2,482	(3)%
Noninterest income:
Service charges	809	915	(12)
Investment banking fees	652	868	(25)
All other income	591	437	35
Total noninterest income	2,052	2,220	(8)
Total revenue, net of interest expense (FTE basis)	4,451	4,702	(5)

Provision for credit losses	(238)	(123)	93
Noninterest expense	2,178	2,309	(6)
Income before income taxes	2,511	2,516	—
Income tax expense (FTE basis)	921	932	(1)
Net income	$1,590	$1,584	—

Net interest yield (FTE basis)	3.17%	3.66%
Return on average allocated equity	13.79	13.18
Return on average economic capital	30.68	26.46
Efficiency ratio (FTE basis)	48.93	49.11

Balance Sheet

Average
Total loans and leases	$277,096	$256,846	8
Total earning assets	304,522	275,424	11
Total assets	350,526	322,682	9
Total deposits	237,532	225,785	5
Allocated equity	46,393	48,732	(5)
Economic capital	20,857	24,299	(14)

Period end	March 31 2012	December 31 2011
Total loans and leases	$272,224	$278,177	(2)
Total earning assets	294,752	302,353	(3)
Total assets	341,984	349,473	(2)
Total deposits	237,608	246,466	(4)
Global Banking, which includes Global Corporate and Commercial Banking, and Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and indirect consumer loans. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also work with our clients to provide investment banking products such as debt and equity underwriting and distribution, merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients are generally defined as companies with annual sales up to $2 billion, which include middle-market companies, commercial real estate firms, federal and state governments and municipalities, and Global Corporate Banking clients include large corporations, generally defined as companies with annual sales greater than $2 billion.

Global Banking net income of $1.6 billion for the three months ended March 31, 2012 was relatively unchanged compared to the same period in 2011. Revenue decreased $251 million, or five percent, primarily driven by lower investment banking fees, lower accretion on acquired portfolios due to the impact of prepayments in prior periods and a decline in net interest income related to ALM activities partially offset by the impact of higher average loan and deposit balances.

The provision for credit losses was a benefit of $238 million compared to a benefit of $123 million in the same period in 2011 with the increased benefit primarily due to continued improvement in asset quality in the commercial real estate portfolio.

Noninterest expense decreased $131 million to $2.2 billion primarily due to lower personnel expenses.

The return on average economic capital increased due to a 14 percent decrease in average economic capital from reductions in credit risk. For more information regarding economic capital, see Supplemental Financial Data on page 16.

Global Corporate and Commercial Banking

Global Corporate and Commercial Banking includes Global Treasury Services and Business Lending activities. Global Treasury Services includes the corporate deposit and transaction services portfolio and provides treasury management and solutions including foreign exchange and short-term investing options to our clients. Business Lending provides various loan-related products and services including commercial loans, leases, commitment facilities, trade financing, real estate lending, asset-based lending and indirect consumer loans. The table below presents total net revenue, total average and ending deposits, and total average and ending loans and leases for Global Corporate and Commercial Banking.

Global Corporate and Commercial Banking
	Three Months Ended March 31
	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Global Treasury Services	$645	$621	$943	$855	$1,588	$1,476
Business Lending	881	987	1,148	1,238	2,029	2,225
Total revenue, net of interest expense	$1,526	$1,608	$2,091	$2,093	$3,617	$3,701

Average
Total loans and leases	$112,931	$90,972	$163,245	$164,573	$276,176	$255,545
Total deposits	105,693	103,983	131,809	121,756	237,502	225,739

Period end
Total loans and leases	$109,261	$93,112	$162,059	$163,258	$271,320	$256,370
Total deposits	108,118	107,258	129,458	121,891	237,576	229,149

Global Corporate and Commercial Banking revenue decreased $84 million to $3.6 billion for the three months ended March 31, 2012 compared to the same period in 2011. Global Treasury Services revenue increased $24 million in Global Corporate Banking and $88 million in Global Commercial Banking as growth in U.S. and non-U.S. deposit volumes was partially offset by a challenging interest rate environment. Business Lending revenue in Global Corporate Banking declined $106 million as growth in loans was offset by a low interest rate environment and lower accretion on acquired portfolios due to the impact of prepayments in prior periods. Business Lending revenue declined $90 million in Global Commercial Banking primarily from a reduction in the size of the commercial real estate portfolio and lower accretion on acquired portfolios.

Average loans and leases in Global Corporate and Commercial Banking increased eight percent for the three months ended March 31, 2012 compared to the same period in 2011 as growth in Global Corporate Banking balances from increases in commercial and non-U.S. trade finance portfolios driven by continued international demand and improved domestic momentum was partially offset by declines in Global Commercial Banking primarily due to a decrease in the commercial real estate portfolio due to pay downs which outpaced new originations and renewals. Average deposits in Global Corporate and Commercial Banking increased five percent as balances continued to grow due to excess market liquidity and limited alternative investment options.

Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and other loan products, provide advisory services and tailored risk management solutions. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. To provide a complete discussion of our consolidated investment banking income, the table below presents total Corporation investment banking income as well as the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended March 31
	Global Banking		Total Corporation
(Dollars in millions)	2012	2011	2012	2011
Products
Advisory (1)	$190	$301	$204	$320
Debt issuance	347	389	777	845
Equity issuance	115	178	305	448
Gross investment banking fees	652	868	1,286	1,613
Self-led	(23)	(6)	(69)	(35)
Total investment banking fees	$629	$862	$1,217	$1,578
(1) Advisory includes fees on debt and equity advisory services and mergers and acquisitions.

Total Corporation investment banking fees, excluding self-led deals, decreased $361 million, or 23 percent, in the three months ended March 31, 2012 compared to the same period in 2011 primarily driven by lower advisory and equity underwriting fees due to a decrease in our market share and an overall decline in equity capital markets and merger and acquisition fee pools. Investment banking fees may be adversely affected in 2012 by lower client activity and challenging market conditions as a result of, among other things, the European sovereign debt crisis and continued market volatility.

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2012	2011	% Change
Net interest income (FTE basis)	$798	$1,020	(22)%
Noninterest income:
Investment and brokerage services	510	647	(21)
Investment banking fees	556	651	(15)
Trading account profits	2,038	2,616	(22)
All other income	291	338	(14)
Total noninterest income	3,395	4,252	(20)
Total revenue, net of interest expense (FTE basis)	4,193	5,272	(20)

Provision for credit losses	(20)	(33)	(39)
Noninterest expense	3,076	3,114	(1)
Income before income taxes	1,137	2,191	(48)
Income tax expense (FTE basis)	339	797	(57)
Net income	$798	$1,394	(43)

Return on average allocated equity	18.19%	21.45%
Return on average economic capital	23.54	25.99
Efficiency ratio (FTE basis)	73.36	59.06

Balance Sheet

Average
Total trading-related assets (1)	$448,731	$456,966	(2)
Total earning assets (1)	424,336	465,255	(9)
Total assets	557,911	581,749	(4)
Allocated equity	17,642	26,362	(33)
Economic capital	13,669	21,814	(37)

Period end	March 31 2012	December 31 2011
Total trading-related assets (1)	$440,091	$397,876	11
Total earning assets (1)	417,634	372,852	12
Total assets	548,612	501,825	9

(1)	Trading-related assets include assets which are not considered earning assets (i.e., derivative assets).

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS, commodities and asset-backed securities (ABS). In addition, the economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For additional information on investment banking fees on a consolidated basis, see page 37.

Net income decreased $596 million to $798 million for the three months ended March 31, 2012 compared to the same period in 2011 primarily driven by net DVA losses, partially offset by an improved market environment. Net DVA losses were $1.4 billion compared to $357 million due to significant tightening of our credit spreads. Investment banking fees decreased $95 million primarily driven by lower equity underwriting fees and an overall decline in the available pool of equity capital markets fees.

The return on average economic capital decreased due to lower net income partially offset by a 37 percent decrease in average economic capital due to lower counterparty credit risk and a decline in market risk-related trading exposures. For more information regarding economic capital, see Supplemental Financial Data on page 16.

Average earning assets decreased $40.9 billion to $424.3 billion for the three months ended March 31, 2012 compared to the same period in 2011 primarily driven by balance sheet management activities and the movement of certain equity securities to non-earning trading-related assets. At March 31, 2012, period-end earning assets were $417.6 billion, an increase of $44.8 billion from December 31, 2011 primarily due to client activity resulting in increases in trading-related assets and securities borrowed transactions.

Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. The following table and related discussion present total sales and trading revenue, substantially all of which is in Global Markets with the remainder in Global Banking. Sales and trading revenue is segregated into fixed income (investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, residential mortgage-backed securities and collateralized debt obligations (CDOs)), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equity income from equity-linked derivatives and cash equity activity.

Sales and Trading Revenue (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Sales and trading revenue
Fixed income, currencies and commodities	$2,844	$3,390
Equity income	907	1,239
Total sales and trading revenue	$3,751	$4,629

Sales and trading revenue, excluding DVA
Fixed income, currencies and commodities	$4,131	$3,699
Equity income	1,054	1,287
Total sales and trading revenue, excluding DVA	$5,185	$4,986

(1)
Includes a FTE adjustment of $49 million and $55 million for the three months ended March 31, 2012 and 2011. For additional information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $205 million and $104 million for the three months ended March 31, 2012 and 2011.

FICC revenue decreased $546 million, or 16 percent, to $2.8 billion for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to net DVA losses. Excluding net DVA losses, FICC revenue increased $432 million, or 12 percent, to $4.1 billion, primarily driven by our rates and currencies, and commodities businesses as a result of increased new deal activity and stronger client flows which reflect the improved market sentiment in the current quarter. A second long-term ECB financing program and the Greek debt restructuring and bailout package eased concerns over the health of the financial system and solvency of systemically important banks. However, the lack of a clear resolution to the crisis and fears of contagion continue to contribute to volatility in credit spreads. Equity income decreased $332 million, or 27 percent, to $907 million primarily due to lower market volumes and commissions. Sales and trading revenue included total commissions and brokerage fee revenue of $510 million ($496 million from equities and $14 million from FICC) for the three months ended March 31, 2012 compared to $647 million ($618 million from equities and $29 million from FICC) for the same period in 2011. The $137 million decrease in commissions and brokerage fee revenue was primarily due to lower market volumes.

Sales and trading revenue may be adversely affected in 2012 by lower client activity and challenging market conditions as a result of, among other things, the European sovereign debt crisis, uncertainty regarding the outcome of the evolving domestic regulatory landscape, our credit ratings and market volatility.

In conjunction with regulatory reform measures and our initiative to optimize our balance sheet, we exited our stand-alone proprietary trading business as of June 30, 2011, which involved trading activities in a variety of products, including stocks, bonds, currencies and commodities. There was no proprietary trading revenue for the three months ended March 31, 2012 compared to $203 million for the same period in 2011. For additional information on restrictions on proprietary trading, see Regulatory Matters – Limitations on Proprietary Trading on page 66 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2012	2011	% Change
Net interest income (FTE basis)	$1,578	$1,571	—%
Noninterest income:
Investment and brokerage services	2,296	2,378	(3)
All other income	486	547	(11)
Total noninterest income	2,782	2,925	(5)
Total revenue, net of interest expense (FTE basis)	4,360	4,496	(3)

Provision for credit losses	46	46	—
Noninterest expense	3,450	3,589	(4)
Income before income taxes	864	861	—
Income tax expense (FTE basis)	317	319	(1)
Net income	$547	$542	1

Net interest yield (FTE basis)	2.39%	2.30%
Return on average allocated equity	12.78	12.26
Return on average economic capital	33.81	30.98
Efficiency ratio (FTE basis)	79.11	79.83

Balance Sheet

Average
Total loans and leases	$103,036	$100,852	2
Total earning assets	265,362	277,222	(4)
Total assets	284,926	297,531	(4)
Total deposits	252,705	258,719	(2)
Allocated equity	17,228	17,932	(4)
Economic capital	6,587	7,204	(9)

Period end	March 31 2012	December 31 2011
Total loans and leases	$102,903	$103,460	(1)
Total earning assets	258,733	263,586	(2)
Total assets	278,185	284,062	(2)
Total deposits	252,755	253,264	—

GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and U.S. Trust, Bank of America Private Wealth Management (U.S. Trust).

MLGWM’s advisory business provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets. MLGWM provides tailored solutions to meet our clients’ needs through a full set of brokerage, banking and retirement products in both domestic and international locations. MLGWM also includes our Retirement Services business, which previously had been classified as a separate business within GWIM.

U.S. Trust, together with MLGWM’s Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to wealthy and ultra-wealthy clients with investable assets of more than $5 million, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.

GWIM net income increased $5 million, or one percent, to $547 million for the three months ended March 31, 2012 compared to the same period in 2011 driven by lower noninterest expense, partially offset by lower revenue. Revenue decreased $136 million, or three percent, to $4.4 billion primarily due to lower transactional activity. Noninterest expense decreased $139 million, or four percent, to $3.5 billion driven by lower FDIC expense and volume-driven expenses, lower litigation expense and other reductions related to expense discipline, partially offset by expenses related to the continued investment in the business.

The return on average economic capital increased due to the nine percent decrease in average economic capital and higher net income. Average economic capital decreased due to reductions in operational and certain other risk-related model parameters, while credit risk remained relatively unchanged. For more information regarding economic capital, see Supplemental Financial Data on page 16.

For the three months ended March 31, 2012, revenue from MLGWM was $3.7 billion, down three percent compared to the same period in 2011 driven by lower transactional activity. Revenue from U.S. Trust was $653 million, down four percent, primarily driven by lower net interest income.

GWIM results are impacted by the migration of clients and their related deposit and loan balances to or from CBB, CRES and the ALM portfolio, as presented in the table below. Migration in 2011 included the movement of balances to Merrill Edge, which is in CBB. Subsequent to the date of the migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

Migration Summary
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Average
Total deposits — GWIM from / (to) CBB	$(89)	$(1,317)
Total loans — GWIM to CRES and the ALM portfolio	(95)	—
Period end
Total deposits — GWIM from / (to) CBB	$(87)	$(3,887)
Total loans — GWIM to CRES and the ALM portfolio	(144)	—

Client Balances

The table below presents client balances which consist of assets under management (AUM), client brokerage assets, assets in custody, client deposits, and loans and leases.

Client Balances by Type
(Dollars in millions)	March 31 2012	December 31 2011
Assets under management	$692,959	$647,126
Brokerage assets	1,074,454	1,024,193
Assets in custody	114,938	107,989
Deposits	252,755	253,264
Loans and leases (1)	106,185	106,672
Total client balances	$2,241,291	$2,139,244

(1)	Includes margin receivables which are classified in other assets on the Consolidated Balance Sheet.

The increase in client balances of $102.0 billion, or five percent, was largely in AUM and brokerage assets. These increases were driven by higher broad-based market levels and inflows into long-term AUM.

All Other

	Three Months Ended March 31
(Dollars in millions)	2012	2011	% Change
Net interest income (FTE basis)	$424	$828	(49)%
Noninterest income:
Card income	87	154	(44)
Equity investment income	417	1,415	(71)
Gains on sales of debt securities	712	468	52
All other loss	(2,253)	(767)	n/m
Total noninterest income	(1,037)	1,270	n/m
Total revenue, net of interest expense (FTE basis)	(613)	2,098	n/m

Provision for credit losses	1,246	2,165	(42)
Merger and restructuring charges	—	202	n/m
All other noninterest expense	2,286	1,731	32
Loss before income taxes	(4,145)	(2,000)	n/m
Income tax benefit (FTE basis)	(1,554)	(888)	75
Net loss	$(2,591)	$(1,112)	n/m

Balance Sheet

Average
Loans and leases:
Residential Mortgage	$222,027	$225,746	(2)
Non-U.S. credit card	14,151	27,633	(49)
Discontinued real estate	10,778	12,899	(16)
Other	17,157	22,023	(22)
Total loans and leases	264,113	288,301	(8)
Total assets (1)	311,632	413,619	(25)
Total deposits	39,774	50,107	(21)
Allocated equity (2)	83,565	65,307	28

Period end	March 31 2012	December 31 2011
Loans and leases:
Residential Mortgage	$218,589	$224,654	(3)
Non-U.S. credit card	13,914	14,418	(3)
Discontinued real estate	10,453	11,095	(6)
Other	17,050	17,454	(2)
Total loans and leases	260,006	267,621	(3)
Total assets (1)	311,272	309,471	1
Total deposits	30,146	32,729	(8)

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets to those segments to match liabilities (i.e., deposits) and allocated equity. Such allocated assets were $512.6 billion and $486.0 billion for the three months ended March 31, 2012 and 2011, and $519.9 billion and $495.4 billion at March 31, 2012 and December 31, 2011.

(2)
Represents the economic capital assigned to All Other as well as the remaining portion of equity not specifically allocated to the business segments. Allocated equity increased due to the disposition of certain assets previously disclosed.

n/m = not meaningful

All Other consists of two broad groupings, Equity Investments and Other. Equity Investments includes Global Principal Investments (GPI) which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Equity Investments also includes Strategic investments which include our investment in China Construction Bank (CCB) in which we currently hold approximately one percent of the outstanding common shares, and certain other investments. For additional information on our investment in CCB, see Note 4 – Securities to the Consolidated Financial Statements. Other includes liquidating businesses, ALM activities such as the residential mortgage portfolio and investment securities, and activities including economic hedges, gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Other also includes certain residential mortgage and discontinued real estate loans that are managed by Legacy Assets & Servicing within CRES.

All Other reported a loss of $2.6 billion for the three months ended March 31, 2012 compared to a loss of $1.1 billion for the same period in 2011 primarily due to negative fair value adjustments related to tightening of our credit spreads of $3.3 billion on structured liabilities compared to $586 million of negative fair value adjustments for the same period in 2011, partially offset by $1.2 billion of gains resulting from subordinated debt repurchases and exchanges of trust preferred securities. Equity investment income decreased $998 million primarily due to a $1.1 billion gain related to an IPO of an equity investment in the prior year period. All other income (loss) for the current quarter included a $200 million provision related to PPI claims in the U.K.

Noninterest expense increased $555 million due to higher litigation expense. There were no merger and restructuring expenses for the three months ended March 31, 2012 compared to $202 million for the same period in 2011.

Provision for credit losses decreased $919 million to $1.2 billion primarily driven by lower reserve additions to the Countrywide PCI discontinued real estate and residential mortgage portfolios, as well as improvement in delinquencies and bankruptcies in the non-U.S. credit card portfolio.

The income tax benefit was $1.6 billion for the three months ended March 31, 2012 compared to a benefit of $888 million for the same period in 2011. The increase was primarily attributable to the larger pre-tax loss in All Other.

Equity Investment Activity

The tables below present the components of equity investments in All Other at March 31, 2012 and December 31, 2011, and also a reconciliation to the total consolidated equity investment income for the three months ended March 31, 2012 and 2011.

Equity Investments
(Dollars in millions)	March 31 2012	December 31 2011
Global Principal Investments	$4,723	$5,659
Strategic and other investments	1,357	1,343
Total equity investments included in All Other	$6,080	$7,002

Equity Investment Income
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Global Principal Investments	$403	$1,367
Strategic and other investments	14	48
Total equity investment income included in All Other	417	1,415
Total equity investment income included in the business segments (1)	348	60
Total consolidated equity investment income	$765	$1,475

(1)	In the three months ended March 31, 2012, primarily includes $264 million of gains in Global Markets.

Equity investments included in All Other decreased $922 million at March 31, 2012 compared to December 31, 2011, with substantially all of the decrease due to sales in the GPI portfolio. GPI had unfunded equity commitments of $431 million and $710 million at March 31, 2012 and December 31, 2011 related to certain investments. In connection with the Corporation's strategy to reduce risk-weighted assets, we sold certain investments, including related commitments.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For additional information on our obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, Off-Balance Sheet Arrangements and Contractual Obligations on page 56 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K, as well as Note 13 – Long-term Debt and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by Government National Mortgage Association (GNMA) in the case of the FHA-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities), or in the form of whole loans. In connection with these transactions, we or our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, HUD with respect to FHA-insured loans, VA, whole-loan buyers, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that we may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan buyer, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor at any time. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed, as required.

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Complex Accounting Estimates – Representations and Warranties, Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Representations and Warranties Bulk Settlement Actions

We have settled, or entered into agreements to settle, certain bulk representations and warranties claims with a trustee (the Trustee) for certain legacy Countrywide private-label securitization trusts (the BNY Mellon Settlement), a monoline insurer (the Assured Guaranty Settlement) and with each of the GSEs (the GSE Agreements). We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which are material, with the above-referenced counterparties in lieu of a loan-by-loan review process. We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. For a summary of the larger bulk settlement actions we have taken in 2010 and 2011 and the related impact on the representations and warranties provision and liability, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, and our liability in connection with the transactions and claims not covered by these settlements could be material.

Recent Developments Related to the BNY Mellon Settlement

The BNY Mellon Settlement is subject to final court approval and certain other conditions. Under an order entered by the state court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline; three of those groups or entities have subsequently withdrawn from the proceeding and one motion to intervene was denied. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both filed notices of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware.

Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement. These include challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the institutional investor group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts), while other motions do not make substantive objections but state that they need more information about the settlement. Parties who filed notices stating that they wished to obtain more information about the settlement include the FDIC and the Federal Housing Finance Agency.

An investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordering that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding. A hearing on discovery matters was set for May 8, 2012. We are not a party to the proceeding.

It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

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

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if we and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described under Off-Balance Sheet Arrangements and Contractual Obligations – Experience with Investors Other than Government-sponsored Enterprises on page 49. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Unresolved Claims Status

Unresolved Repurchase Claims

At March 31, 2012, our total unresolved repurchase claims were approximately $16.1 billion compared to $12.6 billion at December 31, 2011. These repurchase claims do not include any repurchase claims related to the Covered Trusts. During the three months ended March 31, 2012, we received $4.7 billion in new repurchase claims, including $3.0 billion in new repurchase claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, and $1.7 billion in repurchase claims related to non-GSE transactions. During the three months ended March 31, 2012, $1.3 billion in claims were resolved primarily with the GSEs. Of the claims resolved, $773 million were resolved through rescissions and $480 million were resolved through mortgage repurchase and make-whole payments. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. For additional information concerning FHA-insured loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 51. For information regarding GSEs' repurchase requests and outstanding claims, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

In addition and not included in total unresolved repurchase claims in the paragraph above, we have received repurchase demands from private-label securitization investors and a master servicer where we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $3.1 billion and $1.7 billion as of March 31, 2012 and December 31, 2011. During the three months ended March 31, 2012 we received an additional $1.4 billion in such demands. We do not believe that the $1.4 billion in additional demands received are valid claims, and therefore it is not possible to predict the resolution with respect to such demands. Of the demands outstanding at March 31, 2012 and December 31, 2011, $1.7 billion relate to loans underlying securitizations included in the BNY Mellon Settlement and a claimant has filed litigation against us relating to $1.4 billion of these demands. If the BNY Mellon Settlement is approved by the court, demands related to loans underlying securitizations included in the BNY Mellon Settlement will be resolved by the settlement.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the amount of such notices have remained elevated. At March 31, 2012, we had approximately 99,000 open MI rescission notices compared to 90,000 at December 31, 2011. Through March 31, 2012, 27 percent of the MI rescission notices received have been resolved. Of those resolved, 22 percent were resolved through our acceptance of the MI rescission, 46 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 32 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of March 31, 2012, 73 percent of the MI rescission notices we have received have not yet been resolved. Of those not yet resolved, 45 percent are implicated by ongoing litigation where no loan-level review is currently contemplated (nor required to preserve our legal rights). In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. We are in the process of reviewing 34 percent of the remaining open MI rescission notices, and we have reviewed and are contesting the MI rescission with respect to 66 percent of these MI rescission notices. Of the remaining open MI rescission notices, 25 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of other factors that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not consider any losses related to litigation matters disclosed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements or Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any possible losses related to potential claims for breaches of performance of servicing obligations except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the FHA. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against us, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, however, such loss could be material.

At March 31, 2012 and December 31, 2011, the liability was $15.7 billion and $15.9 billion. For the three months ended March 31, 2012 and 2011, the provision for representations and warranties and corporate guarantees was $282 million and $1.0 billion. The representations and warranties provision of $282 million related primarily to the GSEs. The decrease in the provision from the prior-year period was primarily due to a higher provision in the prior-year period attributable to the GSEs and a monoline. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties Liability on page 58 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Estimated Range of Possible Loss

Government-sponsored Enterprises

Our estimated liability as of March 31, 2012 for obligations under representations and warranties with respect to GSE exposures is necessarily dependent on, and limited by, our historical claims experience with the GSEs. It includes our understanding of our agreements with the GSEs and projections of future defaults as well as certain other assumptions, and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties made to the GSEs may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions. The GSEs' repurchase requests, standards for rescission of repurchase requests and resolution processes have become inconsistent with the GSEs' own past conduct and the Corporation's interpretation of its contractual obligations. While we are seeking to resolve our differences with the GSEs concerning each party's interpretation of the requirements of the governing contracts, whether we will be able to achieve a resolution of these differences on acceptable terms, and the timing and cost thereof, is subject to significant uncertainty.

It is reasonably possible that future representations and warranties losses with respect to GSE exposures may occur in excess of the amounts recorded for the GSE exposures, and the amount of any such additional liability could be material. Due to the significant uncertainty related to our continued differences with the GSEs concerning each party's interpretation of the requirements of the governing contracts, it is not possible to reasonably estimate what the outcome or range of such additional possible loss may be. See Complex Accounting Estimates – Representations and Warranties on page 115 for information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties.

Non-Government-sponsored Enterprises

The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated between 2004 and 2008. For the remainder of the population of private-label securitizations, we believe it is probable that other claimants in certain types of securitizations may come forward with claims that meet the requirements of the terms of the securitizations. We have also seen and continue to see an increased trend for both requests for loan files and repurchase claims from private-label securitization trustees. We believe that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in 2011 have provided for a substantial portion of our non-GSE representations and warranties exposure. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole loan and other private-label securitization exposures. We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of March 31, 2012 could be up to $5 billion over existing accruals. The estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change. For additional information about the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and this estimated range of possible loss. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative compared to a loan-by-loan review. For additional information regarding these issues, see MBIA litigation in Litigation and Regulatory Matters in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant loan-level experience in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

Government-sponsored Enterprises Experience

Our current repurchase claims experience with the GSEs is concentrated in the 2004 through 2008 vintages where we believe that our exposure to representations and warranties liability is most significant. Our repurchase claims experience related to loans originated prior to 2004 has not been significant and we believe that the changes made to our operations and underwriting policies have reduced our exposure related to loans originated after 2008.

Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of March 31, 2012, 12 percent of the loans in these vintages have defaulted or are 180 days or more past due (severely delinquent). At least 25 payments have been made on approximately 65 percent of severely delinquent or defaulted loans. Through March 31, 2012, we have received $35.6 billion in repurchase claims associated with these vintages, representing approximately three percent of the loans sold to the GSEs in these vintages. We have resolved $27.1 billion of these claims with a net loss experience of approximately 31 percent, after considering the effect of collateral. Our collateral loss severity rate on approved repurchases has averaged approximately 45 to 55 percent.

Table 11 highlights our experience with the GSEs related to loans originated from 2004 through 2008.

Table 11
Overview of GSE Balances - 2004-2008 Originations
	Legacy Originator
(Dollars in billions)	Countrywide	Other	Total	Percent of Total
Original funded balance	$846	$272	$1,118
Principal payments	(463)	(158)	(621)
Defaults	(61)	(10)	(71)
Total outstanding balance at March 31, 2012	$322	$104	$426
Outstanding principal balance 180 days or more past due (severely delinquent)	$47	$11	$58
Defaults plus severely delinquent	108	21	129
Payments made by borrower:
Less than 13			$15	12%
13-24			30	23
25-36			33	26
More than 36			51	39
Total payments made by borrower			$129	100%

Outstanding GSE representations and warranties claims (all vintages)
As of December 31, 2011			$6.3
As of March 31, 2012			8.1
Cumulative GSE representations and warranties losses (2004-2008 vintages)			$9.5

We continue to experience elevated levels of new claims from the GSEs, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans which had defaulted more than 18 months prior to the repurchase request, in each case, in numbers that were not expected based on past practices. Also, the criteria and the processes by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to us. These developments have resulted in an increase in claims outstanding from the GSEs to $8.1 billion at March 31, 2012. We intend to repurchase loans to the extent required under the contracts and standards that govern our relationships with the GSEs. While we are seeking to resolve our differences with the GSEs concerning each party’s interpretation of the requirements of the governing contracts, whether we will be able to achieve a resolution of these differences on acceptable terms, and the timing and cost thereof, is subject to significant uncertainty.

Beginning in February 2012, we are no longer delivering purchase money and non-making home affordable (MHA) refinance first-lien residential mortgage products into Fannie Mae (FNMA) MBS pools because of the expiration and mutual non-renewal of certain contractual delivery commitments and variances that permit efficient delivery of such loans to FNMA. While we continue to have a valid agreement with FNMA permitting the delivery of purchase money and non-MHA refinance first-lien residential mortgage products without such contractual variances, the delivery of such products without contractual delivery commitments and variances would involve time and expense to implement the necessary operational and systems changes and otherwise presents practical operational issues. The non-renewal of these variances was influenced, in part, by our ongoing differences with FNMA in other contexts, including repurchase claims, as discussed above. We do not expect this change to have a material impact on our CRES business, as we expect to rely on other sources of liquidity to actively extend mortgage credit to our customers including continuing to deliver such products into Freddie Mac (FHLMC) MBS pools. Additionally, we continue to deliver MHA refinancing products into FNMA MBS pools and continue to engage in dialogue to attempt to address our ongoing differences with FNMA.

In 2011, FNMA issued an announcement requiring servicers to report all MI rescission notices with respect to loans sold to FNMA and confirmed FNMA's view of its position that a mortgage insurance company's issuance of a MI rescission notice constitutes a breach of the lender's representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA's loss even if the lender is contesting the MI rescission notice. According to FNMA's announcement, through June 30, 2012, lenders have 90 days to appeal FNMA's repurchase request and 30 days (or such other time frame specified by FNMA) to appeal after that date. This announcement could result in more repurchase requests from FNMA than the assumptions in our estimated liability contemplate. We also expect that in many cases, particularly in the context of individual or bulk rescissions being contested through litigation, we will not be able to resolve MI rescission notices with the mortgage insurance companies before the expiration of the appeal period prescribed by the FNMA announcement. We have informed FNMA that we do not believe that the new policy is valid under our contracts with FNMA, and that we do not intend to repurchase loans under the terms set forth in the new policy. Our pipeline of outstanding repurchase claims from the GSEs resulting solely on MI rescission notices has increased to $1.4 billion at March 31, 2012 from $1.2 billion at December 31, 2011. If we are required to abide by the terms of the new FNMA policy, our representations and warranties liability will likely increase. For additional information on the FNMA announcement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and Off-Balance Sheet Arrangements and Contractual Obligations – Government-sponsored Enterprises Experience on page 60 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Experience with Investors Other than Government-sponsored Enterprises

As detailed in Table 12, legacy companies and certain subsidiaries sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $512 billion in principal has been paid and $241 billion has defaulted or are severely delinquent at March 31, 2012. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Experience with Investors Other than Government-sponsored Enterprises on page 61 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Table 12 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of March 31, 2012. As shown in Table 12, at least 25 payments have been made on approximately 63 percent of the defaulted and severely delinquent loans. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of March 31, 2012, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and $111 billion is defaulted or severely delinquent at March 31, 2012.

Table 12
Overview of Non-Agency Securitization and Whole Loan Balances
(Dollars in billions)	Principal Balance		Defaulted or Severely Delinquent
By Entity	Original Principal Balance	Outstanding Principal Balance March 31, 2012	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
Bank of America	$100	$27	$4	$5	$9	$1	$2	$2	$4
Countrywide	716	238	77	110	187	24	44	46	73
Merrill Lynch	65	18	5	12	17	3	4	3	7
First Franklin	82	20	7	21	28	5	6	5	12
Total (1, 2)	$963	$303	$93	$148	$241	$33	$56	$56	$96

By Product
Prime	$302	$97	$16	$17	$33	$2	$6	$7	$18
Alt-A	172	67	18	31	49	7	12	12	18
Pay option	150	52	26	31	57	5	14	16	22
Subprime	245	71	31	52	83	16	19	17	31
Home equity	88	14	1	16	17	2	5	4	6
Other	6	2	1	1	2	1	—	—	1
Total	$963	$303	$93	$148	$241	$33	$56	$56	$96

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

Monoline Insurers

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 12, including $103.9 billion of first-lien mortgages and $80.6 billion of second-lien mortgages. Of these balances, $47.2 billion of the first-lien mortgages and $50.7 billion of the second-lien mortgages have been paid in full and $34.8 billion of the first-lien mortgages and $17.0 billion of the second-lien mortgages have defaulted or are severely delinquent at March 31, 2012. At least 25 payments have been made on approximately 59 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines typically insured one or more securities. Through March 31, 2012, we have received $6.1 billion of representations and warranties claims related to the monoline-insured transactions. Of these repurchase claims, $2.0 billion were resolved through the Assured Guaranty Settlement, $813 million were resolved through repurchase or indemnification with losses of $704 million, and $140 million were rescinded by the investor or paid in full. The majority of these resolved claims related to second-lien mortgages. Our limited experience with most of the monoline insurers has varied in terms of process, and experience with these counterparties has not been predictable. Our limited experience with the monoline insurers, other than Assured Guaranty, in the repurchase process is a result of these monoline insurers having instituted litigation against legacy Countrywide and/or Bank of America, which limits our ability to enter into constructive dialogue with these monolines to resolve the open claims. For additional information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

At March 31, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $3.1 billion, substantially all of which we have reviewed and declined to repurchase based on an assessment of whether a material breach exists. At March 31, 2012, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $6.1 billion, excluding loans that had been paid in full and file requests for loans included in the trusts settled with Assured Guaranty. There will likely be additional requests for loan files in the future leading to repurchase claims.

It is not possible at this time to reasonably estimate probable future repurchase obligations with respect to those monolines with whom we have limited repurchase experience and, therefore, no representations and warranties liability has been recorded in connection with these monolines, other than a liability for repurchase claims where we have determined that there are valid loan defects. Our estimated range of possible loss related to non-GSE representations and warranties exposure as of March 31, 2012 included possible losses related to these monoline insurers.

Whole Loans and Private-label Securitizations

Legacy entities, and to a lesser extent Bank of America, sold loans to investors as whole loans or via private-label securitizations. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. The loans sold with total principal balance of $778.2 billion, included in Table 12, were originated between 2004 and 2008, of which $413.9 billion have been paid in full and $189.2 billion are defaulted or severely delinquent at March 31, 2012. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We have received approximately $10.8 billion of representations and warranties claims from whole-loan investors and private-label securitization investors and trustees related to these vintages, including $6.2 billion from whole-loan investors, $3.8 billion from private-label securitization trustees and $819 million from one private-label securitization counterparty which were submitted prior to 2008. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Historically, the majority of the claims that we have received outside of those from the GSEs and monolines are from third-party whole-loan investors. However, the amount of claims received from private-label securitization trustees has been increasing. There have been and continue to be an increase in requests for loan files from private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties claims, and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims.

We have resolved $6.1 billion of the claims received from whole-loan investors and private-label securitization investors and trustees with losses of $1.4 billion. Approximately $2.8 billion of these claims were resolved through repurchase or indemnification and $3.3 billion were rescinded by the investor. Claims outstanding related to these vintages totaled $4.7 billion, including $1.5 billion that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $3.2 billion that are in the process of review.

Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that experience to record a liability related to existing and future claims from such counterparties. The BNY Mellon Settlement led to the determination that we had sufficient experience to record a liability related to our exposure on certain other private-label securitizations. However, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to certain private-label securitizations sponsored by third-party whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Our estimated range of possible loss related to non-GSE representations and warranties exposure as of March 31, 2012 included possible losses related to these whole loan sales and private-label securitizations sponsored by third-party whole-loan investors.

Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. Prior to 2011, we received demands totaling $1.7 billion from private-label securitization investors in the Covered Trusts. For additional information, see Unresolved Claim Status on page 45.

Servicing Matters and Foreclosure Processes

We service a large portion of the loans we or our subsidiaries have securitized and also service loans on behalf of third-party securitization vehicles and other investors. Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically claims the right to demand that the servicer repurchase loans that breach the seller's representations and warranties made in connection with the initial sale of the loans even if the servicer was not the seller. The GSEs also claim that they have the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, the GSEs' first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond the control of the servicer, although we believe that the governing contracts, our course of dealing, and collective past practices and understandings should inform resolution of these matters. In addition, many non-agency residential mortgage-backed securities and whole-loan servicing agreements require the servicer to indemnify the trustee or other investor for or against failures by the servicer to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer's duties. It is not possible to reasonably estimate our liability with respect to certain potential servicing-related claims. While we have recorded certain accruals for servicing-related claims, the amount of potential liability in excess of existing accruals could be material. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 63 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current servicing and foreclosure activities, including those claims not covered by the Global Settlement Agreement. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny may subject us to inquiries or investigations that could significantly adversely affect our reputation and result in material costs to us.

Servicing Resolution Agreements

The Global Settlement Agreement reached on March 12, 2012 between the Corporation, the State AGs and the Federal Agencies was entered by the court on April 5, 2012. The Global Settlement Agreement provides for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, credits earned for principal reduction, short sales, deeds-in-lieu of foreclosure, and approximately $1.0 billion of credits earned for interest rate reduction modifications. We will also be obligated to provide additional cash payments of up to $850 million if we fail to earn an additional $850 million of credits stemming from incremental principal reductions over a three-year period. In addition, the settlement with the FHA provides for an upfront cash payment of $500 million to settle certain claims related to FHA-insured loans. The liability for upfront payments totaling $2.4 billion was included in our litigation reserves at March 31, 2012 and these upfront payments were subsequently paid in April 2012.

The borrower assistance program is not expected to result in any incremental credit provision, as the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs. The modification program will consist of interest rate reductions on first-lien loans originated prior to January 1, 2009 that have a current loan-to-value (LTV) ratio greater than 100 percent and that meet certain eligibility criteria, including the requirement that all payments due for the last twelve months have been made in a timely manner. This program commits us to forego future interest payments that we may not otherwise have agreed to forego, and no loss has been recognized in the financial statements related to such forgone interest. The interest rate modification program is expected to include approximately 20,000 to 25,000 loans with an aggregate unpaid principal balance of $5.4 billion to $6.8 billion. Assuming an average interest rate reduction of approximately two percent, the modifications are expected to result in a reduction of annual interest income of approximately $100 million to $130 million when the program is complete. Assuming a weighted-average loan life of approximately eight years, the fair value of loans in the program is expected to decrease by approximately $700 million to $900 million as a result of the interest rate reductions. The financial impact will vary depending on final terms of modifications offered and the rate of borrower acceptance. We do not expect loans modified under the program to be accounted for as troubled debt restructurings (TDRs).

If the program is expanded to include loans that do not meet specified underwriting criteria, such as verification of income or minimum FICO scores, the modifications of such loans will be accounted for as TDRs.

We could be required to make additional payments if we fail to meet our borrower assistance and rate reduction modification commitments over a three-year period, in an amount equal to 125 percent to 140 percent of the shortfall, dependent on the two- and three-year commitment target. We also entered into agreements with several states under which we committed to perform certain minimum levels of principal reduction and related activities within those states as part of the Global Settlement Agreement, and under which we could be required to make additional payments if we fail to meet such minimum levels.

We believe it is unlikely that we will fail to meet all borrower assistance, rate reduction modification and principal reduction commitments and, therefore, do not expect to be required to make additional cash payments. Although it is reasonably possible that the cost of fulfilling the commitments could increase, leading to an incremental credit provision, the amount of any such incremental provision is not reasonably estimable. Although we may incur additional operating costs (e.g., servicing costs) to implement parts of the Global Settlement Agreement in future periods, we do not expect that those costs will be material.

Under the terms of the Global Settlement Agreement, the federal and participating state governments agreed to release us from further liability for certain alleged residential mortgage origination, servicing and foreclosure deficiencies. In settling origination issues related to FHA guaranteed loans originated on or before April 30, 2009, the FHA provides us and our affiliates with a release from further liability for all claims with respect to such loans if an insurance claim had been submitted to the FHA prior to January 1, 2012 and a release of multiple damages and penalties, but not single damages, if no such claim had been submitted.

The Global Settlement Agreement does not cover claims arising out of securitization (including representations made to investors with respect to MBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to the Mortgage Electronic Registration Systems, Inc. (MERS), and claims by the GSEs (including repurchase demands), among other items. For additional information on MERS, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage Electronic Registration Systems, Inc. on page 65 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Impact of Foreclosure Delays

In the three months ended March 31, 2012, we recorded $410 million of mortgage-related assessments, waivers and similar costs related to delayed foreclosures. We expect higher costs will continue related to resources necessary to implement new servicing standards mandated for the industry, to implement other operational changes and delayed foreclosures. This will likely result in continued higher noninterest expense, including higher default servicing costs and legal expenses in CRES, and has impacted and may continue to impact the value of our MSRs related to these serviced loans. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. In addition, required process changes, including those required under the consent orders with federal bank regulators and the Consent Judgment with the Federal Agencies, are likely to result in further increases in our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our continued process enhancements, including those required under the OCC and Federal Reserve consent orders and the Consent Judgment, and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.

Mortgage-related Settlements – Servicing Matters

In connection with the BNY Mellon Settlement, BANA has agreed to implement certain servicing changes. The Trustee and BANA have agreed to clarify and conform certain servicing standards related to loss mitigation. In particular, the BNY Mellon Settlement clarifies that it is permissible to apply the same loss-mitigation strategies to the Covered Trusts as are applied to BANA affiliates' held-for investment (HFI) portfolios. This portion of the agreement was effective in the second quarter of 2011 and is not conditioned on final court approval. In connection with the Global Settlement Agreement, BANA has agreed to implement certain additional servicing changes. The uniform servicing standards established under the Global Settlement Agreement are broadly consistent with the residential mortgage servicing practices imposed by the OCC consent order; however, they are more prescriptive and cover a broader range of our residential mortgage servicing activities. Implementation of these uniform servicing standards is expected to incrementally increase costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 65 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Regulatory Matters

For information regarding significant regulatory matters, see Item 1A. Risk Factors, Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein and Regulatory Matters on page 66 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Managing Risk

Overview

Risk is inherent in every material business activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risk. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings.

We take a comprehensive approach to risk management. We have a defined risk framework and clearly articulated risk appetite which is approved annually by the Corporation's Board of Directors (the Board). Risk management planning is integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole as well as managing risk across the enterprise and within individual business units, products, services and transactions, and across all geographic locations. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities. For a more detailed discussion of our risk management activities, see pages 68 through 120 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Strategic Risk Management

Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risks. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, or failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and/or other inherent risks of the business including reputational and operational risk. In the financial services industry, strategic risk is elevated due to changing customer, competitive and regulatory environments. Our appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully considered in the context of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the Chief Executive Officer and executive management team. Significant strategic actions, such as material acquisitions or capital actions, require review and approval of the Board.

For more information on our Strategic Risk Management activities, see page 71 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Capital Management

Bank of America manages its capital position to ensure capital is sufficient to support our business activities and that capital, risk and risk appetite are commensurate with one another, ensure safety and soundness under adverse scenarios, take advantage of growth and strategic opportunities, maintain ready access to financial markets, remain a source of strength for its subsidiaries, and satisfy current and future regulatory capital requirements.

To determine the appropriate level of capital, we assess the results of our Internal Capital Adequacy Assessment Process (ICAAP), the current economic and market environment, and feedback from investors, rating agencies and regulators. Based upon this analysis, we set capital guidelines for Tier 1 common capital and Tier 1 capital to ensure we can maintain an adequate capital position in a severe adverse economic scenario. We also target to maintain capital in excess of the capital required per our economic capital measurement process. For additional information, see Economic Capital on page 58. Management and the Board annually approve a comprehensive Capital Plan which documents the ICAAP and related results, analysis and support for the capital guidelines, and planned capital actions and capital adequacy assessment.

Capital management is integrated into the risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits. Economic capital is allocated to each business unit and used to perform risk-adjusted return analysis at the business unit, client relationship and transaction levels.

Regulatory Capital

As a financial services holding company, we are subject to the risk-based capital guidelines (Basel I) issued by federal banking regulators. At March 31, 2012, we operated banking activities primarily under two charters: BANA and FIA Card Services, N.A. (FIA). Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.

The Corporation has issued notes to certain unconsolidated corporate-sponsored trust companies which issued qualifying trust preferred securities (Trust Securities) and hybrid securities. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits. As a result, at March 31, 2012, the Corporation included qualifying Trust Securities in the aggregate amount of $15.4 billion (approximately 126 bps of Tier 1 capital) in Tier 1 capital. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) includes a provision under which outstanding Trust Securities will be excluded from Tier 1 capital, with the exclusion to be phased in incrementally over a three-year period beginning January 1, 2013. The treatment of Trust Securities during the phase-in period is subject to future rulemaking. For additional information on trust preferred exchanges, see Recent Events – Capital and Liquidity Related Matters on page 7.

For additional information on these and other regulatory requirements, see Capital Management – Regulatory Capital on page 72 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Capital Composition and Ratios

Tier 1 common capital was $131.6 billion at March 31, 2012, an increase of $4.9 billion from December 31, 2011. The increase was primarily driven by earnings and other items eligible to be included in capital, which positively impacted the Tier 1 common capital ratio by approximately 20 bps, as well as 13 bps related to subordinated debt repurchases and exchanges of preferred stock and trust preferred securities. The Tier 1 common capital ratio also benefited seven bps from the issuance of common stock in lieu of cash for a portion of employee incentive compensation. Total capital decreased $1.6 billion at March 31, 2012 compared to December 31, 2011 primarily due to a reduction in subordinated debt from repurchases.

Risk-weighted assets decreased $63.6 billion to $1,221 billion at March 31, 2012 compared to December 31, 2011. The decrease was primarily driven by lower loan levels and a strategic reduction in off-balance sheet assets which in the aggregate increased the Tier 1 common, Tier 1 and Total capital ratios 52 bps, 65 bps and 87 bps, respectively. The Tier 1 leverage ratio increased 26 bps at March 31, 2012 compared to December 31, 2011 reflecting a reduction in adjusted quarterly average total assets.

Table 13 presents Bank of America Corporation’s capital ratios and related information at March 31, 2012 and December 31, 2011.

Table 13
Bank of America Corporation Regulatory Capital
	March 31, 2012			December 31, 2011
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1 common capital ratio	10.78%	$131,602	n/a	9.86%	$126,690	n/a
Tier 1 capital ratio	13.37	163,199	$48,833	12.40	159,232	$51,379
Total capital ratio	17.49	213,480	97,666	16.75	215,101	102,757
Tier 1 leverage ratio	7.79	163,199	83,842	7.53	159,232	84,557

					March 31 2012	December 31 2011
Risk-weighted assets (in billions)					$1,221	$1,284
Adjusted quarterly average total assets (in billions) (2)					2,096	2,114

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(2)	Reflects adjusted average total assets for the three months ended March 31, 2012 and December 31, 2011.
n/a = not applicable

Table 14 presents the capital composition at March 31, 2012 and December 31, 2011.

Table 14
Capital Composition
(Dollars in millions)	March 31 2012	December 31 2011
Total common shareholders’ equity	$213,711	$211,704
Goodwill	(69,976)	(69,967)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(5,644)	(5,848)
Net unrealized gains on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	1,224	682
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,439	4,391
Fair value adjustment related to structured liabilities (1)	3,031	944
Disallowed deferred tax asset	(15,703)	(16,799)
Other	1,520	1,583
Total Tier 1 common capital	131,602	126,690
Qualifying preferred stock	15,871	15,479
Trust preferred securities	15,400	16,737
Noncontrolling interests	326	326
Total Tier 1 capital	163,199	159,232
Long-term debt qualifying as Tier 2 capital	33,381	38,165
Allowance for loan and lease losses	32,211	33,783
Reserve for unfunded lending commitments	651	714
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(17,346)	(18,159)
Other	1,384	1,366
Total capital	$213,480	$215,101

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory capital purposes.

Regulatory Capital Changes

We manage regulatory capital to adhere to regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted. The regulatory capital rules as written by the Basel Committee on Banking Supervision (Basel Committee) continue to evolve.

We currently measure and report our capital ratios and related information in accordance with Basel I. See Capital Management on page 53 for additional information. Basel I has been subject to revisions, which include final Basel II rules (Basel II) published in December 2007 by U.S banking regulators and proposed Basel III rules (Basel III) published by the Basel Committee in December 2010, and further amended in July 2011. We are currently in the Basel II parallel period. Additionally, on December 29, 2011, U.S. regulators issued an amended notice of proposed rulemaking (NPR) on the Market Risk Rules. This NPR is expected to increase the capital requirements for our trading assets and liabilities. We continue to evaluate the capital impact of the proposed rules and currently anticipate that we will be in compliance with any final rules by the projected implementation date in late 2012.

If implemented by U.S. banking regulators as proposed, Basel III could significantly increase our capital requirements. Basel III and the Financial Reform Act propose the disqualification of Trust Securities from Tier 1 capital, with the Financial Reform Act proposing that the disqualification be phased in from 2013 to 2015. Basel III also proposes the deduction of certain assets from capital in 20 percent increments from 2014 through 2018 (deferred tax assets, MSRs, investments in financial firms and pension assets, among others, within prescribed limitations), the inclusion of additional accumulated OCI in capital, increased capital for counterparty credit risk, and new minimum capital and buffer requirements. For additional information on MSRs and deferred tax assets, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements and Note 21 – Income Taxes to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. An increase in capital requirements for counterparty credit risk is proposed to be effective January 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019. U.S. banking regulators have not yet issued proposed regulations that will implement these requirements.

Additionally, measures for global, systemically important financial institutions including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which they will be phased in were proposed by the Basel Committee in 2011. As proposed, the SIFI buffer would be met with additional Tier 1 common equity ranging from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. This will be phased in from 2016 through 2018. U.S. banking regulators have not yet provided similar rules for U.S. implementation of a SIFI buffer.

Given that the U.S. regulatory agencies have issued neither proposed rulemaking nor supervisory guidance on Basel III, significant uncertainty exists regarding the eventual impacts of Basel III on U.S. financial institutions, including us. These regulatory changes also require approval by the U.S. regulatory agencies of analytical models used as part of capital measurement and assessment, especially in the case of more complex models. If these more complex models are not approved, it could require financial institutions to hold additional capital, which in some cases could be significant.

Based on the assumed approval of these models and our current assessment of Basel III, continued focus on capital management, expectations of future performance and continued efforts to build a fortress balance sheet, we currently anticipate that our Tier 1 common equity ratio will be above 7.50 percent by the end of 2012. This also assumes the phase-in per the regulations at that time, of all deductions scheduled to occur between 2013 and 2019.

Preparing for the implementation of the new capital rules is a top strategic priority, and we expect to comply with the final rules when issued and effective. We intend to continue to build capital through retaining earnings, actively reducing legacy asset portfolios and implementing other capital related initiatives, including focusing on reducing both higher risk-weighted assets and assets currently deducted, or expected to be deducted under Basel III, from capital. We expect non-core asset sales to play a less prominent role in our capital strategy in future periods.

On December 20, 2011, the Federal Reserve issued proposed rules to implement enhanced supervisory and prudential requirements and the early remediation requirements established under the Financial Reform Act. The enhanced standards include risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit for certain companies determined to pose a threat to financial stability. The final rules are likely to influence our regulatory capital and liquidity planning process, and may impose additional operational and compliance costs on us.

On January 5, 2012, we submitted a capital plan to the Federal Reserve consistent with the CCAR rules and received results on March 13, 2012. The CCAR is the central element to the Federal Reserve's approach to ensuring large bank holding companies have thorough and robust processes for managing their capital. The submitted capital plan included the ICAAP and related results, analysis and support for the capital guidelines and planned capital actions. The Federal Reserve's stress scenario projections for the Corporation estimated a minimum Tier 1 common capital ratio of 5.9 percent under severe adverse economic conditions with all proposed capital actions through the end of 2013, exceeding the 5 percent reference rate for all institutions involved in the CCAR. The capital plan submitted by the Corporation to the Federal Reserve did not include a request to return capital to stockholders for 2012 above the current dividend rate. The Federal Reserve did not object to our planned capital actions.

For additional information regarding Basel II, Basel III, Market Risk Rules and other proposed regulatory capital changes, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Table 15 presents regulatory capital information for BANA and FIA at March 31, 2012 and December 31, 2011.

Table 15
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	March 31, 2012			December 31, 2011
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1
Bank of America, N.A.	12.28%	$118,694	$38,662	11.74%	$119,881	$40,830
FIA Card Services, N.A.	17.00	22,724	5,346	17.63	24,660	5,596
Total
Bank of America, N.A.	15.78	152,556	77,324	15.17	154,885	81,661
FIA Card Services, N.A.	18.38	24,570	10,693	19.01	26,594	11,191
Tier 1 leverage
Bank of America, N.A.	8.57	118,694	55,373	8.65	119,881	55,454
FIA Card Services, N.A.	13.87	22,724	6,552	14.22	24,660	6,935

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

BANA's Tier 1 capital ratio increased 54 bps to 12.28 percent and the Total capital ratio increased 61 bps to 15.78 percent at March 31, 2012 compared to December 31, 2011. The increase in the ratios was driven by a decrease in risk-weighted assets of $54.2 billion compared to December 31, 2011 and earnings eligible to be included in capital of $3.2 billion during the three months ended March 31, 2012, partially offset by dividends paid to Bank of America Corporation of $4.5 billion during the quarter.

FIA's Tier 1 capital and Total capital ratios decreased 63 bps to 17.00 percent and 18.38 percent at March 31, 2012 compared to December 31, 2011. The Tier 1 leverage ratio decreased 35 bps to 13.87 percent at March 31, 2012 compared to December 31, 2011. The decrease in the Tier 1 capital and Total capital ratios was driven by a return of capital of $3.0 billion to Bank of America Corporation during the three months ended March 31, 2012, partially offset by $1.0 billion of earnings eligible to be included in capital. The decrease in the Tier 1 leverage ratio was driven by the decrease in Tier 1 capital, partially offset by a decrease in adjusted quarterly average total assets of $9.6 billion.

Broker/Dealer Regulatory Capital

The Corporation’s principal U.S. broker/dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S that provides clearing and settlement services. Both entities are subject to the net capital requirements of Securities and Exchange Commission (SEC) Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the Commodity Futures Trading Commission Regulation 1.17.

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At March 31, 2012, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $704 million by $10.1 billion. MLPCC’s net capital of $1.8 billion exceeded the minimum requirement of $206 million by approximately $1.6 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At March 31, 2012, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Economic Capital

Our economic capital measurement process provides a risk-based measurement of the capital required for unexpected credit, market and operational losses over a one-year time horizon at a 99.97 percent confidence level. Economic capital is allocated to each business unit based upon its risk positions and contribution to enterprise risk, and is used for capital adequacy, performance measurement and risk management purposes. The strategic planning process utilizes economic capital with the goal of allocating risk appropriately and measuring returns consistently across all businesses and activities. Economic capital allocation plans are incorporated into the Corporation’s financial plan which is approved by the Board on an annual basis. For additional information regarding economic capital, credit risk capital, market risk capital and operational risk capital, see page 75 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Common Stock Dividends

Table 16 is a summary of our declared quarterly cash dividends on common stock during 2012 and through May 3, 2012.

Table 16
Common Stock Cash Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share
April 11, 2012	June 1, 2012	June 22, 2012	$0.01
January 11, 2012	March 2, 2012	March 23, 2012	0.01

Preferred Stock Dividends

Table 17 is a summary of our cash dividend declarations on preferred stock during 2012 and through May 3, 2012. For additional information on preferred stock, see Note 15 – Shareholders' Equity to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Table 17
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	January 11, 2012	April 11, 2012	April 25, 2012	7.00%	$1.75
		April 11, 2012	July 11, 2012	July 25, 2012	7.00	1.75
Series D (2)	$654	January 4, 2012	February 29, 2012	March 14, 2012	6.204%	$0.38775
		April 3, 2012	May 31, 2012	June 14, 2012	6.204	0.38775
Series E (2)	$340	January 4, 2012	January 31, 2012	February 15, 2012	Floating	$0.25556
	317	April 3, 2012	April 30, 2012	May 15, 2012	Floating	0.25000
Series F	$141	April 3, 2012	May 31, 2012	June 15, 2012	Floating	$1,022.22
Series G	$493	April 3, 2012	May 31, 2012	June 15, 2012	Adjustable	$1,022.22
Series H (2)	$2,862	January 4, 2012	January 15, 2012	February 1, 2012	8.20%	$0.51250
		April 3, 2012	April 15, 2012	May 1, 2012	8.20	0.51250
Series I (2)	$365	January 4, 2012	March 15, 2012	April 2, 2012	6.625%	$0.41406
		April 3, 2012	June 15, 2012	July 2, 2012	6.625	0.41406
Series J (2)	$951	January 4, 2012	January 15, 2012	February 1, 2012	7.25%	$0.45312
		April 3, 2012	April 15, 2012	May 1, 2012	7.25	0.45312
Series K (3, 4)	$1,544	January 4, 2012	January 15, 2012	January 30, 2012	Fixed-to-floating	$40.00
Series L	$3,080	March 16, 2012	April 1, 2012	April 30, 2012	7.25%	$18.125
Series M (3, 4)	$1,310	April 3, 2012	April 30, 2012	May 15, 2012	Fixed-to-floating	$40.625
Series T (1)	$5,000	March 16, 2012	March 26, 2012	April 10, 2012	6.00%	$1,500.00
Series 1 (5)	$109	January 4, 2012	February 15, 2012	February 28, 2012	Floating	$0.19167
	98	April 3, 2012	May 15, 2012	May 29, 2012	Floating	0.18750
Series 2 (5)	$363	January 4, 2012	February 15, 2012	February 28, 2012	Floating	$0.19167
	299	April 3, 2012	May 15, 2012	May 29, 2012	Floating	0.18750
Series 3 (5)	$653	January 4, 2012	February 15, 2012	February 28, 2012	6.375%	$0.39843
		April 3, 2012	May 15, 2012	May 29, 2012	6.375	0.39843
Series 4 (5)	$323	January 4, 2012	February 15, 2012	February 28, 2012	Floating	$0.25556
	210	April 3, 2012	May 15, 2012	May 29, 2012	Floating	0.25000
Series 5 (5)	$507	January 4, 2012	February 1, 2012	February 21, 2012	Floating	$0.25556
	422	April 3, 2012	May 1, 2012	May 21, 2012	Floating	0.25000
Series 6 (6)	$60	January 4, 2012	March 15, 2012	March 30, 2012	6.70%	$0.41875
	59	April 3, 2012	June 15, 2012	June 29, 2012	6.70	0.41875
Series 7 (6)	$17	January 4, 2012	March 15, 2012	March 30, 2012	6.25%	$0.39062
		April 3, 2012	June 15, 2012	June 29, 2012	6.25	0.39062
Series 8 (5)	$2,673	January 4, 2012	February 15, 2012	February 28, 2012	8.625%	$0.53906
		April 3, 2012	May 15, 2012	May 29, 2012	8.625	0.53906

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

Enterprise-wide Stress Testing

As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand balance sheet, earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts from our risk profile on our balance sheet, earnings, capital and liquidity and serve as a key component of our capital and risk management practices. Scenarios are selected by a group comprised of senior business, risk and finance executives. Impacts to each business from each scenario are then determined and analyzed, primarily by leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Chief Financial Officer Risk Committee (CFORC), Asset Liability and Market Risk Committee (ALMRC) and the Board’s Enterprise Risk Committee (ERC) and serves to inform decision making by management and the Board. We have made substantial investments to establish stress testing capabilities as a core business process.

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

Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For additional information regarding global funding and liquidity risk management, see Funding and Liquidity Risk Management on page 76 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

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

Our Global Excess Liquidity Sources increased $28 billion to $406 billion at March 31, 2012 compared to December 31, 2011 and were maintained as presented in Table 18. This increase was primarily due to liquidity generated by our bank subsidiaries through deposit growth, reduced loan balances and other factors. Partially offsetting the increase were the results of our ongoing reductions of our long-term debt.

Table 18
Global Excess Liquidity Sources
(Dollars in billions)	March 31 2012	December 31 2011	Average for Three Months Ended March 31, 2012
Parent company	$129	$125	$122
Bank subsidiaries	250	222	235
Broker/dealers	27	31	31
Total global excess liquidity sources	$406	$378	$388

As shown in Table 18, parent company Global Excess Liquidity Sources totaled $129 billion and $125 billion at March 31, 2012 and December 31, 2011. This increase in parent company liquidity was primarily due to unsecured debt issuance and dividends from subsidiaries, partially offset by debt maturities and repurchases. Typically, parent company cash is deposited overnight with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $250 billion and $222 billion at March 31, 2012 and December 31, 2011. These amounts are distinct from the cash deposited by the parent company presented in Table 18. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold significant amounts of other unencumbered securities that we believe could also be used to generate liquidity, primarily investment-grade MBS. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $193 billion and $189 billion at March 31, 2012 and December 31, 2011. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our broker/dealer subsidiaries at March 31, 2012 and December 31, 2011 totaled $27 billion and $31 billion. Our broker/dealers also held significant amounts of other unencumbered securities that we believe could also be used to generate additional liquidity, including investment-grade securities and equities. Liquidity held in a broker/dealer subsidiary is available to meet the obligations of that entity and can only be transferred to the parent company or to any other subsidiary with prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 19 presents the composition of Global Excess Liquidity Sources at March 31, 2012 and December 31, 2011.

Table 19
Global Excess Liquidity Sources Composition
(Dollars in billions)	March 31 2012	December 31 2011
Cash on deposit	$88	$79
U.S. treasuries	41	48
U.S. agency securities and mortgage-backed securities	254	228
Non-U.S. government and supranational securities	23	23
Total global excess liquidity sources	$406	$378

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc. (Merrill Lynch). These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity and issuances under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), all of which will mature by June 30, 2012. The Corporation has established a target minimum for Time to Required Funding of 21 months. Our Time to Required Funding was 31 months at March 31, 2012. For purposes of calculating Time to Required Funding at March 31, 2012, we have also included in the amount of unsecured contractual obligations the $8.6 billion liability related to the BNY Mellon Settlement and payments related to the Global Settlement Agreement made during April 2012. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain.

We utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. These models are risk sensitive and have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the Time to Required Funding analysis. We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. These scenarios incorporate market-wide and Corporation-specific events, including potential credit ratings downgrades for the parent company and our subsidiaries. We consider and utilize scenarios, including potential credit rating downgrades based on historical experience, regulatory guidance, and both expected and unexpected future events.

The types of potential contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to, upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals and reduced rollover of maturing term deposits by customers; increased draws on loan commitments, liquidity facilities and letters of credit, including Variable Rate Demand Notes; additional collateral that counterparties could call if our credit ratings were further downgraded; collateral, margin and subsidiary capital requirements arising from losses; and potential liquidity required to maintain businesses and finance customer activities. Changes in certain market factors, including but not limited to credit rating downgrades, could negatively impact potential contractual and contingent outflows and the related financial instruments, and in some cases these impacts could be material to our financial results.

For additional information on Time to Required Funding and liquidity stress modeling, see page 77 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Basel III Liquidity Standards

In December 2010, the Basel Committee proposed two measures of liquidity risk which are considered part of Basel III. The first proposed liquidity measure is the Liquidity Coverage Ratio (LCR), which is calculated as the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under an acute 30-day stress scenario. The second proposed liquidity measure is the Net Stable Funding Ratio (NSFR), which measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee expects the LCR requirement to be implemented in January 2015 and the NSFR requirement to be implemented in January 2018, following an observation period that began in 2011. We continue to monitor the development and the potential impact of these proposals, and assuming adoption by U.S. banking regulators, we expect to meet the final standards within the regulatory timelines.

Diversified Funding Sources

We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor groups.

We fund a substantial portion of our lending activities through our deposits, which were $1.04 trillion and $1.03 trillion at March 31, 2012 and December 31, 2011. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.

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

We reduced unsecured short-term borrowings at the parent company and broker/dealer subsidiaries, including commercial paper and master notes, to relatively insignificant amounts in 2011. During the three months ended March 31, 2012, securities loaned or sold under agreements to repurchase increased due to an increase in trading account assets as a result of customer demand. For average and period-end balance discussions, see Balance Sheet Overview on page 13. For more information, see Note 12 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Table 20 presents information on short-term borrowings.

Table 20
Short-term borrowings
	Three Months Ended March 31
	Amount		Rate
(Dollars in millions)	2012	2011	2012	2011
Average during period
Federal funds purchased	$261	$2,940	0.05%	0.11%
Securities loaned or sold under agreements to repurchase	256,144	303,475	1.10	1.17
Commercial paper	12	18,467	2.13	0.73
Other short-term borrowings	36,639	46,691	1.99	2.39
Total	$293,056	$371,573	1.21	1.29

Maximum month-end balance during period
Federal funds purchased	$331	$4,133
Securities loaned or sold under agreements to repurchase	276,403	293,519
Commercial paper	172	21,212
Other short-term borrowings	39,327	46,267

	March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Period-end balance
Federal funds purchased	$223	0.05%	$243	0.06%
Securities loaned or sold under agreements to repurchase	258,268	1.06	214,621	1.08
Commercial paper	12	2.36	23	1.70
Other short-term borrowings	39,242	2.11	35,675	2.35
Total	$297,745	1.22	$250,562	1.36
We issue the majority of our long-term unsecured debt at the parent company. During the three months ended March 31, 2012, the parent company issued $8.3 billion of long-term unsecured debt, including structured liabilities of $2.4 billion. We may also issue long-term unsecured debt at BANA, although there were no new issuances during the three months ended March 31, 2012. We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

The primary benefits of our centralized funding strategy include greater control, reduced funding costs, wider name recognition by investors and greater flexibility to meet the variable funding requirements of subsidiaries. Where regulations, time zone differences or other business considerations make parent company funding impractical, certain other subsidiaries may issue their own debt.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 108.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a book value of $54.5 billion and $50.9 billion at March 31, 2012 and December 31, 2011.

Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.

Prior to 2010, we participated in the TLGP, which allowed us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. At March 31, 2012, we had $23.9 billion outstanding under the program. We no longer issue debt under this program and all of our debt issued under TLGP will mature by June 30, 2012. TLGP issuances are included in the unsecured contractual obligations for the Time to Required Funding metric. Under this program, our debt received the highest long-term ratings from the major credit rating agencies which resulted in a lower total cost of issuance than if we had issued non-FDIC guaranteed long-term debt.

Table 21 represents the carrying value of aggregate annual maturities of long-term debt at March 31, 2012.

Table 21
Long-term Debt By Maturity
(Dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Bank of America Corporation	$39,573	$10,599	$19,945	$14,326	$20,504	$77,365	$182,312
Merrill Lynch & Co., Inc. and subsidiaries	16,079	17,199	18,466	4,756	3,483	38,676	98,659
Bank of America, N.A. and subsidiaries	5,347	—	23	—	1,050	7,237	13,657
Other debt	6,675	4,877	1,777	496	25	2,167	16,017
Total long-term debt excluding consolidated VIEs	67,674	32,675	40,211	19,578	25,062	125,445	310,645
Long-term debt of consolidated VIEs	7,170	13,935	8,720	1,341	2,943	10,158	44,267
Total long-term debt	$74,844	$46,610	$48,931	$20,919	$28,005	$135,603	$354,912

Table 22 presents our long-term debt in the following currencies at March 31, 2012 and December 31, 2011.

Table 22
Long-term Debt By Major Currency
(Dollars in millions)	March 31 2012	December 31 2011
U.S. Dollar	$246,821	$255,262
Euro	64,755	68,799
Japanese Yen	18,223	19,568
British Pound	12,251	12,554
Canadian Dollar	3,536	4,621
Australian Dollar	3,079	4,900
Swiss Franc	2,077	2,268
Other	4,170	4,293
Total long-term debt	$354,912	$372,265

Total long-term debt decreased $17.4 billion or five percent at March 31, 2012 compared to December 31, 2011. This decrease reflects our ongoing initiative to reduce our debt balances over time, and we anticipate that debt levels will continue to decline, as appropriate, through 2013. We may, from time to time, purchase outstanding debt securities in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our broker/dealer subsidiaries may make markets in our debt instruments to provide liquidity for investors. For additional information on long-term debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. For additional information regarding funding and liquidity risk management, see pages 76 through 80 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

During the three months ended March 31, 2012, we repurchased $4.2 billion of subordinated debt and $730 million of trust preferred securities, using both cash and common stock, that in total resulted in a gain of $1.2 billion.

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

Credit Ratings

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter (OTC) derivatives. Thus, it is our objective to maintain high-quality credit ratings.

Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Our credit ratings are subject to ongoing review by the rating agencies which consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control. The rating agencies could make adjustments to our ratings at any time and they provide no assurances that they will maintain our ratings at current levels.

Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types, the rating agencies’ assessment of the general operating environment for financial services companies, our mortgage exposures, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices, and current or future regulatory and legislative initiatives.

Each of the three major rating agencies, Moody's, S&P and Fitch, downgraded the ratings of the Corporation and its subsidiaries in late 2011. On February 15, 2012, Moody's placed the Corporation's long-term debt rating and BANA's long-term and short-term debt ratings on review for possible downgrade as part of its review of 17 financial institutions with global capital markets operations. On April 13, 2012, Moody's indicated that the review is expected to conclude between early May and the end of June 2012. Any adjustment to our ratings will be determined based on Moody's review; however, Moody's offered guidance that downgrades to our ratings, if any, would likely be limited to one notch.

The major rating agencies have each indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments. For additional information, see Liquidity Risk – Credit Ratings on page 79 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Currently, the Corporation’s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa1/P-2 (review for downgrade) by Moody’s; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. BANA’s long-term/short-term senior debt ratings and outlooks currently are as follows: A2/P-1 (review for downgrade) by Moody’s; A/A-1 (negative) by S&P; and A/F1 (stable) by Fitch. The credit ratings of Merrill Lynch from the three major credit rating agencies are the same as those of Bank of America Corporation. The major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America Corporation’s credit ratings. MLPF&S’s long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International’s long-term/short-term senior debt ratings are A/A-1 (negative) by S&P. The rating agencies could make further adjustments to our ratings at any time and they provide no assurances that they will maintain our ratings at current levels.

A further reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If the short-term credit ratings of our parent company, bank or broker/dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing, and the effect on our incremental cost of funds could be material.

At March 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $2.7 billion comprised of $2.1 billion for BANA and approximately $539 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, an incremental $2.4 billion in additional collateral comprised of $1.8 billion for BANA and $646 million for Merrill Lynch and certain of its subsidiaries, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2012 was $3.3 billion, against which $2.5 billion of collateral had been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2012 was an incremental $5.0 billion, against which $4.7 billion of collateral had been posted.

While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For additional information on potential impacts of credit ratings downgrades, see Time to Required Funding and Stress Modeling on page 61.

For information regarding the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S. For additional information, see Liquidity Risk – Credit Ratings on page 79 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Credit Risk Management

Credit quality continued to show improvement during the first quarter of 2012. Continued economic stability and our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across most portfolios and risk ratings improved in the commercial portfolios. However, global and national economic uncertainty, home price declines and regulatory reform continued to weigh on the credit portfolios through March 31, 2012. For more information, see Executive Summary – First Quarter 2012 Economic and Business Environment on page 6.

We proactively refine our underwriting and credit management practices as well as credit standards to meet the changing economic environment. To actively mitigate losses and enhance customer support in our consumer businesses, we have in place collection programs and loan modification and customer assistance infrastructures. We utilize a number of actions to mitigate losses in the commercial businesses including increasing the frequency and intensity of portfolio monitoring, hedging activity and our practice of transferring management of deteriorating commercial exposures to independent special asset officers as credits enter criticized categories.

Since January 2008, and through the first quarter of 2012, Bank of America and Countrywide have completed over one million loan modifications with customers. During the first quarter of 2012, we completed nearly 37,000 customer loan modifications with a total unpaid principal balance of approximately $8 billion, including approximately 14,000 permanent modifications under the government’s Making Home Affordable Program. Of the loan modifications completed in the three months ended March 31, 2012, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and capitalization of past due amounts which represent 55 percent of the volume of modifications completed during the three months ended March 31, 2012, while principal forbearance represented 26 percent, capitalization of past due amounts represented seven percent and principal reductions and forgiveness represented four percent. For modified loans on our balance sheet, these modification types are generally considered TDRs. For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 81 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. During the first quarter of 2012, S&P, Fitch and Moody’s downgraded the credit ratings of several European countries, and S&P downgraded the credit rating of the European Financial Stability Facility, adding to concerns about investor appetite for continued support in stabilizing the affected countries. Market sentiment improved during the three months ended March 31, 2012 driven by a second long-term ECB financing program and the successful Greek debt restructuring and bailout package that reinforced confidence in the financial system and solvency of systemically important banks. However, the lack of a clear resolution to the crisis and fears of contagion continue to contribute to volatility in credit spreads. For additional information on our direct sovereign and non-sovereign exposures in non-U.S. countries, see Non-U.S. Portfolio on page 96 and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Consumer Portfolio Credit Risk Management

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used in part to help make both new and existing credit decisions, as well as portfolio management strategies, including authorizations and line management, collection practices and strategies, determination of the allowance for loan and lease losses, and economic capital allocations for credit risk.

During the first quarter of 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans. In accordance with this regulatory interagency guidance, we classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing, and as a result, we reclassified $1.9 billion of performing home equity loans to nonperforming. The regulatory interagency guidance had no impact on our allowance for loan and lease losses or provision expense as the delinquency status of the underlying first-lien was already considered in our reserving process.

For further information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Consumer Credit Portfolio

Improvement in the U.S. economy and labor markets throughout most of 2011 and into the first quarter of 2012 resulted in lower credit losses in most consumer portfolios compared to the first quarter of 2011. However, continued stress in the housing market, including declines in home prices, continued to adversely impact the home loans portfolio.

Table 23 presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were recorded at fair value upon acquisition. In addition to being included in the “Outstandings” columns in Table 23, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. For additional information, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio on page 77 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio, but continue to be classified as PCI loans as shown in Table 23.

Table 23
Consumer Loans
	Outstandings		Countrywide Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Residential mortgage (1)	$256,431	$262,290	$9,748	$9,966
Home equity	121,246	124,699	11,818	11,978
Discontinued real estate (2)	10,453	11,095	9,281	9,857
U.S. credit card	96,433	102,291	n/a	n/a
Non-U.S. credit card	13,914	14,418	n/a	n/a
Direct/Indirect consumer (3)	86,128	89,713	n/a	n/a
Other consumer (4)	2,607	2,688	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	587,212	607,194	30,847	31,801
Loans accounted for under the fair value option (5)	2,204	2,190	n/a	n/a
Total consumer loans	$589,416	$609,384	$30,847	$31,801

(1)	Outstandings includes non-U.S. residential mortgages of $87 million and $85 million at March 31, 2012 and December 31, 2011.

(2)
Outstandings includes $9.3 billion and $9.9 billion of pay option loans and $1.1 billion and $1.2 billion of subprime loans at March 31, 2012 and December 31, 2011. We no longer originate these products.

(3)
Outstandings includes dealer financial services loans of $40.2 billion and $43.0 billion, consumer lending loans of $7.1 billion and $8.0 billion, U.S. securities-based lending margin loans of $24.0 billion and $23.6 billion, student loans of $5.7 billion and $6.0 billion, non-U.S. consumer loans of $7.6 billion and $7.6 billion and other consumer loans of $1.5 billion and $1.5 billion at March 31, 2012 and December 31, 2011.

(4)
Outstandings includes consumer finance loans of $1.6 billion and $1.7 billion, other non-U.S. consumer loans of $951 million and $929 million and consumer overdrafts of $58 million and $103 million at March 31, 2012 and December 31, 2011.

(5)
Consumer loans accounted for under the fair value option include residential mortgage loans of $881 million and $906 million and discontinued real estate loans of $1.3 billion and $1.3 billion at March 31, 2012 and December 31, 2011. See Consumer Credit Risk – Consumer Loans Accounted for Under the Fair Value Option on page 81 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

n/a = not applicable

Table 24 presents accruing consumer loans past due 90 days or more and consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans, which include loans insured by the FHA and individually insured under long-term stand-by agreements with FNMA and FHLMC (fully-insured loan portfolio), are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily related to our purchases of delinquent FHA loans pursuant to our servicing agreements. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due. For additional information on FHA loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Unresolved Claims Status on page 45.

Table 24
Consumer Credit Quality
	Accruing Past Due 90 Days or More		Nonperforming (1)
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Residential mortgage (2)	$21,176	$21,164	$15,049	$15,970
Home equity	—	—	4,360	2,453
Discontinued real estate	—	—	269	290
U.S. credit card	1,866	2,070	n/a	n/a
Non-U.S. credit card	294	342	n/a	n/a
Direct/Indirect consumer	697	746	41	40
Other consumer	2	2	5	15
Total (3)	$24,035	$24,324	$19,724	$18,768
Consumer loans as a percentage of outstanding consumer loans (3)	4.09%	4.01%	3.36%	3.09%
Consumer loans as a percentage of outstanding loans excluding Countrywide PCI and fully-insured loan portfolios (3)	0.62	0.66	4.27	3.90

(1)
At March 31, 2012, nonperforming home equity loans include $1.9 billion of loans that were reclassified to nonperforming loans in accordance with regulatory interagency guidance. For more information, see Consumer Portfolio Credit Risk Management on page 67.

(2)
Balances accruing past due 90 days or more are fully-insured loans. These balances include $17.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured and $4.2 billion of loans on which interest was still accruing at both March 31, 2012 and December 31, 2011.

(3)
Balances exclude consumer loans accounted for under the fair value option. At March 31, 2012 and December 31, 2011, $718 million and $713 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 25 presents net charge-offs and related ratios for consumer loans and leases for the three months ended March 31, 2012 and 2011.

Table 25
Consumer Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2012	2011	2012	2011
Residential mortgage	$898	$905	1.39%	1.40%
Home equity	957	1,179	3.13	3.51
Discontinued real estate	16	20	0.59	0.61
U.S. credit card	1,331	2,274	5.44	8.39
Non-U.S. credit card	203	402	5.78	5.91
Direct/Indirect consumer	226	525	1.03	2.36
Other consumer	56	40	8.59	5.93
Total	$3,687	$5,345	2.48	3.38

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 2.31 percent and 2.08 percent for residential mortgage, 3.47 percent and 3.87 percent for home equity, 5.24 percent and 5.57 percent for discontinued real estate and 3.14 percent and 4.08 percent for the total consumer portfolio for the three months ended March 31, 2012 and 2011. These are the only product classifications materially impacted by the Countrywide PCI and fully-insured loan portfolios for the three months ended March 31, 2012 and 2011.

Legacy Assets & Servicing within CRES manages our exposures to certain residential mortgage, home equity and discontinued real estate products. Legacy Assets & Servicing manages both our owned loans, as well as loans serviced for others, that meet certain criteria. The criteria generally represent home lending standards which we do not consider as part of our continuing core business. The Legacy Assets & Servicing portfolio includes the following:

•	Discontinued real estate loans including subprime and pay option

•	Residential mortgage loans and home equity loans for products we no longer originate including reduced document loans and interest-only loans not underwritten to fully amortizing payment

•
Loans that would not have been originated under our underwriting standards at December 31, 2010 including conventional loans with an original LTV greater than 95 percent and government-insured loans for which the borrower has a FICO score less than 620

•	Countrywide PCI loan portfolios

•	Certain loans that met a pre-defined delinquency and probability of default threshold as of January 1, 2011

For more information on Legacy Assets & Servicing within CRES, see page 30.

Table 26 presents outstandings, nonperforming balances and net charge-offs for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio.

Table 26
Home Loans Portfolio
	Outstandings		Nonperforming (1)		Net Charge-offs
	March 31 2012	December 31 2011	March 31 2012	December 31 2011	Three Months Ended March 31
(Dollars in millions)					2012	2011
Core portfolio
Residential mortgage	$175,322	$178,337	$2,433	$2,414	$143	$23
Home equity	65,261	67,055	1,042	439	184	48
Legacy Assets & Servicing portfolio
Residential mortgage (2)	81,109	83,953	12,616	13,556	755	882
Home equity	55,985	57,644	3,318	2,014	773	1,131
Discontinued real estate (2)	10,453	11,095	269	290	16	20
Home loans portfolio
Residential mortgage	256,431	262,290	15,049	15,970	898	905
Home equity	121,246	124,699	4,360	2,453	957	1,179
Discontinued real estate	10,453	11,095	269	290	16	20
Total home loans portfolio	$388,130	$398,084	$19,678	$18,713	$1,871	$2,104

(1)
At March 31, 2012, nonperforming home equity loans in the Core portfolio and the Legacy Assets & Servicing portfolio include $547 million and $1.3 billion of loans that were reclassified to nonperforming loans in accordance with regulatory interagency guidance. For more information, see Consumer Portfolio Credit Risk Management on page 67.

(2)
Balances exclude consumer loans accounted for under the fair value option of $881 million and $906 million of residential mortgage loans and $1.3 billion and $1.3 billion of discontinued real estate loans at March 31, 2012 and December 31, 2011. See Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that excludes the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the Countrywide PCI loan portfolios on page 77.

Residential Mortgage

The residential mortgage portfolio, which for purposes of the consumer credit portfolio discussion and related tables excludes the discontinued real estate portfolio acquired from Countrywide, makes up the largest percentage of our consumer loan portfolio at 44 percent of consumer loans at March 31, 2012. Approximately 15 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of both originated loans as well as purchased loans used in our overall ALM activities.

Outstanding balances in the residential mortgage portfolio, excluding $881 million of loans accounted for under the fair value option, decreased $5.9 billion at March 31, 2012 compared to December 31, 2011 as paydowns, charge-offs and transfers to foreclosed properties more than offset new origination volume.

At March 31, 2012 and December 31, 2011, the residential mortgage portfolio included $94.0 billion and $93.9 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term stand-by agreements with FNMA and FHLMC. At March 31, 2012 and December 31, 2011, $68.0 billion and $69.5 billion had FHA insurance and $26.0 billion and $24.4 billion were protected by long-term stand-by agreements. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses.

At March 31, 2012 and December 31, 2011, $23.4 billion and $24.0 billion of the FHA-insured loan population were related to repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

In addition to the abovementioned purchased long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

At March 31, 2012 and December 31, 2011, the synthetic securitization vehicles referenced principal balances of $22.3 billion and $23.9 billion of residential mortgage loans and provided loss protection up to $697 million and $783 million. At March 31, 2012 and December 31, 2011, the Corporation had a receivable of $368 million and $359 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the Countrywide PCI and fully-insured loan portfolios, for the three months ended March 31, 2012 would have been reduced by seven bps compared to 15 bps for the same period in 2011.

Synthetic securitizations and the long-term stand-by agreements with FNMA and FHLMC together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At March 31, 2012 and December 31, 2011, these programs had the cumulative effect of reducing our risk-weighted assets by $8.3 billion and $7.9 billion, and increasing our Tier 1 capital ratio by nine bps and eight bps, and our Tier 1 common capital ratio by seven bps and six bps.

Table 27 presents certain residential mortgage key credit statistics on both a reported basis, excluding loans accounted for under the fair value option, and excluding the Countrywide PCI loan portfolio, fully-insured loan portfolio and loans accounted for under the fair value option. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the Countrywide PCI loan portfolio, see page 77.

Table 27
Residential Mortgage – Key Credit Statistics
	Reported Basis (1)		Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Outstandings	$256,431	$262,290	$152,645	$158,470
Accruing past due 30 days or more	27,390	28,688	3,296	3,950
Accruing past due 90 days or more	21,176	21,164	n/a	n/a
Nonperforming loans	15,049	15,970	15,049	15,970
Percent of portfolio
Refreshed LTV greater than 90 but less than 100	14%	15%	11%	11%
Refreshed LTV greater than 100	34	33	25	26
Refreshed FICO below 620	21	21	15	15
2006 and 2007 vintages (2)	26	27	37	37

	Three Months Ended March 31
	2012	2011	2012	2011
Net charge-off ratio (3)	1.39%	1.40%	2.31%	2.08%

(1)
Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. There were $881 million and $906 million of residential mortgage loans accounted for under the fair value option at March 31, 2012 and December 31, 2011. See Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
These vintages of loans account for 62 percent and 63 percent of nonperforming residential mortgage loans at March 31, 2012 and December 31, 2011, and 73 percent and 74 percent of residential mortgage net charge-offs for the three months ended March 31, 2012 and 2011.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
n/a = not applicable

Nonperforming residential mortgage loans decreased $921 million compared to December 31, 2011 as outflows outpaced new inflows, which continued to slow in the three months ended March 31, 2012 due to favorable delinquency trends and lower repurchases of delinquent loans. Accruing loans past due 30 days or more decreased $654 million compared to December 31, 2011. At March 31, 2012, $10.4 billion, or 69 percent, of the nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Net charge-offs were $898 million in the first quarter of 2012, relatively unchanged compared to the same period in the prior year, or 2.31 percent of total average residential mortgage loans compared to 2.08 percent for the same period in 2011. Favorable delinquency trends were offset by further deterioration in home prices on loans greater than 180 days past due. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns and charge-offs outpacing new originations.

Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed LTV, loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised six percent of the residential mortgage portfolio at both March 31, 2012 and December 31, 2011, and accounted for 22 percent and 23 percent of the residential mortgage net charge-offs during the three months ended March 31, 2012 and 2011.

Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the residential mortgage portfolio at both March 31, 2012 and December 31, 2011. Loans with a refreshed LTV greater than 100 percent represented 25 percent and 26 percent of the residential mortgage loan portfolio at March 31, 2012 and December 31, 2011. Of the loans with a refreshed LTV greater than 100 percent, 93 percent and 92 percent were performing at March 31, 2012 and December 31, 2011. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration over the past several years. Loans to borrowers with refreshed FICO scores below 620 represented 15 percent of the residential mortgage portfolio at both March 31, 2012 and December 31, 2011.

Of the $152.6 billion and $158.5 billion in total residential mortgage loans outstanding at March 31, 2012 and December 31, 2011, as shown in Table 27, 40 percent were originated as interest-only loans for both periods. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $13.8 billion, or 22 percent, at March 31, 2012. Residential mortgage loans that have entered the amortization period have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. As of March 31, 2012, $402 million, or three percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $3.3 billion, or two percent, of accruing past due 30 days or more for the entire residential mortgage portfolio. In addition, at March 31, 2012, $2.1 billion, or 16 percent, of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming compared to $15.0 billion, or 10 percent, of nonperforming loans for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to 10 years and more than 80 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Table 28 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent of outstandings at both March 31, 2012 and December 31, 2011. Loans within this MSA comprised only nine percent and six percent of net charge-offs for the three months ended March 31, 2012 and 2011.

Table 28
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2012	December 31 2011	March 31 2012	December 31 2011	Three Months Ended March 31
(Dollars in millions)					2012	2011
California	$52,024	$54,203	$5,207	$5,606	$332	$308
Florida	11,837	12,338	1,752	1,900	86	156
New York	11,302	11,539	825	838	20	19
Texas	7,251	7,525	406	425	18	12
Virginia	5,498	5,709	389	399	16	14
Other U.S./Non-U.S.	64,733	67,156	6,470	6,802	426	396
Residential mortgage loans (2)	$152,645	$158,470	$15,049	$15,970	$898	$905
Fully-insured loan portfolio	94,038	93,854
Countrywide purchased credit-impaired residential mortgage loan portfolio	9,748	9,966
Total residential mortgage loan portfolio	$256,431	$262,290

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $881 million and $906 million of residential mortgage loans accounted for under the fair value option at March 31, 2012 and December 31, 2011. See Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)	Amount excludes the Countrywide PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At March 31, 2012 and December 31, 2011, our CRA portfolio was $11.8 billion and $12.5 billion, or eight percent, of the residential mortgage loan balances for both periods. The CRA portfolio included $2.3 billion and $2.5 billion of nonperforming loans at March 31, 2012 and December 31, 2011 representing 15 percent of total nonperforming residential mortgage loans for both periods. Net charge-offs related to the CRA portfolio were $187 million and $208 million for the three months ended March 31, 2012 and 2011, or 21 percent and 23 percent, of total net charge-offs for the residential mortgage portfolio.

For information on representations and warranties related to our residential mortgage portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 44 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Home Equity

The home equity portfolio makes up 21 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages. As of March 31, 2012, our HELOC portfolio had an outstanding balance of $100.7 billion, or 83 percent, of the home equity portfolio. HELOCs generally have an initial draw period of 10 years with approximately 12 percent of the portfolio having a draw period of five years with a five-year renewal option. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

As of March 31, 2012, our home equity loan portfolio had an outstanding balance of $19.3 billion, or 16 percent of the total home equity portfolio. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and approximately 52 percent of these loans have 25- to 30-year terms.

As of March 31, 2012, our reverse mortgage portfolio had an outstanding balance of $1.2 billion, or one percent of the total home equity portfolio. In 2011, we exited the reverse mortgage origination business.

At March 31, 2012, approximately 88 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $3.5 billion at March 31, 2012 compared to December 31, 2011 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at March 31, 2012 and December 31, 2011, $23.6 billion, or 19 percent, and $24.5 billion, or 20 percent, were in first-lien positions (21 percent and 22 percent excluding the Countrywide PCI home equity portfolio at March 31, 2012 and December 31, 2011). As of March 31, 2012, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $35.6 billion, or 33 percent of our total home equity portfolio excluding the Countrywide PCI loan portfolio.

Unused HELOCs totaled $66.1 billion at March 31, 2012 compared to $67.5 billion at December 31, 2011. This decrease was primarily due to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 60 percent at March 31, 2012 compared to 61 percent at December 31, 2011.

Table 29 presents certain home equity portfolio key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.

Table 29
Home Equity – Key Credit Statistics
	Reported Basis		Excluding Countrywide Purchased Credit-impaired Loans
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Outstandings	$121,246	$124,699	$109,428	$112,721
Accruing past due 30 days or more (1)	1,294	1,658	1,294	1,658
Nonperforming loans (1)	4,360	2,453	4,360	2,453
Percent of portfolio
Refreshed combined LTV greater than 90 but less than 100	10%	10%	11%	11%
Refreshed combined LTV greater than 100	37	36	33	32
Refreshed FICO below 620 (2)	10	10	9	9
2006 and 2007 vintages (3)	50	50	46	46

	Three Months Ended March 31
	2012	2011	2012	2011
Net charge-off ratio (4)	3.13%	3.51%	3.47%	3.87%

(1)
Accruing past due 30 days or more includes $439 million and $609 million and nonperforming loans includes $1.3 billion and $703 million of loans where we serviced the underlying first-lien at March 31, 2012 and December 31, 2011.

(2)	As of March 31, 2012, home equity FICO metrics reflect an updated scoring model. Prior periods were adjusted to reflect these updates.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 55 percent and 54 percent of nonperforming home equity loans at March 31, 2012 and December 31, 2011 and accounted for 65 percent and 67 percent of net charge-offs for the three months ended March 31, 2012 and 2011.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.

Nonperforming outstanding balances in the home equity portfolio increased $1.9 billion compared to December 31, 2011 driven by the reclassification to nonperforming of junior-lien loans in accordance with regulatory interagency guidance. Excluding the impact of this change, nonperforming loans increased $55 million, or two percent, compared to December 31, 2011 as delinquency inflows, which continued to slow during the three months ended March 31, 2012 due to favorable early stage delinquency trends, outpaced charge-offs and paydowns. Outstanding balances accruing past due 30 days or more decreased $364 million at March 31, 2012 primarily driven by the reclassification of junior-lien home equity loans to nonperforming in accordance with regulatory interagency guidance. Excluding the impact of this change, accruing outstanding balances past due 30 days or more decreased $100 million. At March 31, 2012, $1.1 billion, or 25 percent, of the nonperforming home equity portfolio was 180 days or more past due and had been written down to their respective fair values. For more information on the change as a result of the regulatory interagency guidance, see Consumer Portfolio Credit Risk Management on page 67.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio in which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans in which the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first mortgage pertains to the same property for which we hold a junior-lien loan. At March 31, 2012, we estimate that $3.1 billion of current and $756 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $1.6 billion of these combined amounts, with the remaining $2.3 billion serviced by third parties. Of the $3.9 billion current to 89 days past due junior-lien loans, based on available credit bureau data, we estimate that approximately $1.9 billion had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $222 million to $957 million, or 3.47 percent of the total average home equity portfolio, for the three months ended March 31, 2012 compared to $1.2 billion, or 3.87 percent, for the same period in the prior year primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy. Net charge-off ratios were further impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

There are certain characteristics of the outstanding loan balances in the home equity portfolio that have contributed to higher losses including those loans with a high refreshed combined loan-to-value (CLTV), loans that were originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures below address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised 10 percent of the total home equity portfolio at both March 31, 2012 and December 31, 2011, and accounted for 26 percent and 27 percent of the home equity net charge-offs for the three months ended March 31, 2012 and 2011.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 11 percent of the home equity portfolio at both March 31, 2012 and December 31, 2011. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 33 percent and 32 percent of the home equity portfolio at March 31, 2012 and December 31, 2011. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration over the past several years has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 94 percent of the customers were current at March 31, 2012. For second-lien loans with a refreshed CLTV greater than 100 percent that are current, 92 percent were also current on the underlying first-lien loans at March 31, 2012. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented nine percent of the home equity portfolio at both March 31, 2012 and December 31, 2011.

Of the $109.4 billion and $112.7 billion in total home equity portfolio outstandings at March 31, 2012 and December 31, 2011, 78 percent at both periods were originated as interest-only loans, almost all of which were HELOCs. The outstanding balance of these HELOCs that have entered the amortization period was $1.8 billion, or two percent of total HELOCs, at March 31, 2012. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. As of March 31, 2012, $50 million, or three percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $1.1 billion, or one percent, of outstanding accruing past due 30 days or more for the entire HELOC portfolio. In addition, at March 31, 2012, $94 million, or five percent, of outstanding HELOCs that had entered the amortization period were nonperforming compared to $3.8 billion, or four percent, of outstandings that were nonperforming for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended March 31, 2012, approximately 63 percent of these customers did not pay any principal on their HELOCs.

Table 30 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both March 31, 2012 and December 31, 2011. This MSA comprised eight percent and seven percent of net charge-offs for the three months ended March 31, 2012 and 2011. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both March 31, 2012 and December 31, 2011. This MSA comprised 12 percent and 10 percent of net charge-offs for the three months ended March 31, 2012 and 2011.

For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 44 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 30
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
	March 31 2012	December 31 2011	March 31 2012	December 31 2011	Three Months Ended March 31
(Dollars in millions)					2012	2011
California	$31,516	$32,398	$1,193	$627	$316	$368
Florida	13,082	13,450	784	411	164	239
New Jersey	7,297	7,483	306	175	43	42
New York	7,244	7,423	405	242	48	53
Massachusetts	4,755	4,919	127	67	14	20
Other U.S./Non-U.S.	45,534	47,048	1,545	931	372	457
Home equity loans (1)	$109,428	$112,721	$4,360	$2,453	$957	$1,179
Countrywide purchased credit-impaired home equity portfolio	11,818	11,978
Total home equity loan portfolio	$121,246	$124,699

(1)	Amount excludes the Countrywide PCI home equity portfolio.

Discontinued Real Estate

The discontinued real estate portfolio, excluding $1.3 billion of loans accounted for under the fair value option, totaled $10.5 billion at March 31, 2012 and consists of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At March 31, 2012, the Countrywide PCI loan portfolio was $9.3 billion, or 89 percent, of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio on page 77 for more information on the discontinued real estate portfolio.

At March 31, 2012, the purchased discontinued real estate portfolio that was not credit-impaired was $1.2 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 29 percent of the portfolio and those with refreshed FICO scores below 620 represented 43 percent of the portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at March 31, 2012.

Pay option adjustable-rate mortgages (ARMs), which are included in the discontinued real estate portfolio, have interest rates that adjust monthly and minimum required payments that adjust annually, subject to resetting if minimum payments are made and deferred interest limits are reached. Annual payment adjustments are subject to a 7.5 percent maximum change. To ensure that contractual loan payments are adequate to repay a loan, the fully-amortizing loan payment amount is re-established after the initial five- or 10-year period and again every five years thereafter. These payment adjustments are not subject to the 7.5 percent limit and may be substantial due to changes in interest rates and the addition of unpaid interest to the loan balance. Payment advantage ARMs have interest rates that are fixed for an initial period of five years. Payments are subject to reset if the minimum payments are made and deferred interest limits are reached. If interest deferrals cause a loan’s principal balance to reach a certain level within the first 10 years of the life of the loan, the payment is reset to the interest-only payment; then at the 10-year point, the fully-amortizing payment is required.

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

At March 31, 2012, the unpaid principal balance of pay option loans was $10.8 billion, with a carrying amount of $9.3 billion, including $8.5 billion of loans that were credit-impaired upon acquisition, and accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $8.4 billion including $609 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, 19 percent and 22 percent at March 31, 2012 and December 31, 2011 elected to make only the minimum payment on option ARMs. We believe the majority of borrowers are now making scheduled payments primarily because the low interest rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation including prepayment and default rates. Of the loans in the pay option portfolio at March 31, 2012 that have not already experienced a payment reset, five percent are expected to reset during the remainder of 2012 and approximately 20 percent thereafter. In addition, approximately seven percent are expected to prepay and approximately 68 percent are expected to default prior to being reset, most of which are severely delinquent as of March 31, 2012.

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

Table 31 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio at March 31, 2012 and December 31, 2011.

Table 31
Countrywide Purchased Credit-impaired Loan Portfolio
	March 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$9,944	$9,748	$1,627	$8,121	81.67%
Home equity	11,971	11,818	5,235	6,583	54.99
Discontinued real estate	10,986	9,281	2,084	7,197	65.51
Total Countrywide purchased credit-impaired loan portfolio	$32,901	$30,847	$8,946	$21,901	66.57
	December 31, 2011
Residential mortgage	$10,426	$9,966	$1,331	$8,635	82.82%
Home equity	12,516	11,978	5,129	6,849	54.72
Discontinued real estate	11,891	9,857	1,999	7,858	66.08
Total Countrywide purchased credit-impaired loan portfolio	$34,833	$31,801	$8,459	$23,342	67.01

Of the unpaid principal balance at March 31, 2012, $11.7 billion was 180 days or more past due, including $8.2 billion of first-lien and $3.5 billion of home equity loans. Of the $21.2 billion that was less than 180 days past due, $18.7 billion, or 88 percent, of the total unpaid principal balance was current based on the contractual terms while $1.4 billion, or seven percent, was in early stage delinquency. During the three months ended March 31, 2012, we recorded $487 million of provision for credit losses for the Countrywide PCI loan portfolio including $133 million for residential mortgage, $84 million for home equity loans and $270 million for discontinued real estate. This compared to a total provision of $1.5 billion during the three months ended March 31, 2011. Provision expense for the three months ended March 31, 2012 was primarily driven by a more negative home price outlook versus previous expectations. For further information on the Countrywide PCI loan portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Additional information is provided in the following sections on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The Countrywide PCI residential mortgage loan portfolio comprised 32 percent of the total Countrywide PCI loan portfolio at March 31, 2012. Those loans to borrowers with a refreshed FICO score below 620 represented 36 percent of the Countrywide PCI residential mortgage loan portfolio at March 31, 2012. Loans with a refreshed LTV greater than 90 percent represented 61 percent of the Countrywide PCI residential mortgage loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 85 percent based on the unpaid principal balance at March 31, 2012. Those loans that were originally classified as Countrywide PCI discontinued real estate loans upon acquisition and have been subsequently modified are now included in Countrywide PCI residential mortgage outstandings. Table 32 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 32
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	March 31 2012	December 31 2011
California	$5,408	$5,535
Florida	739	757
Virginia	526	532
Maryland	254	258
Texas	125	130
Other U.S./Non-U.S.	2,696	2,754
Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$9,748	$9,966

Purchased Credit-impaired Home Equity Portfolio

The Countrywide PCI home equity portfolio comprised 38 percent of the total Countrywide PCI loan portfolio at March 31, 2012. Those loans with a refreshed FICO score below 620 represented 15 percent of the Countrywide PCI home equity portfolio at March 31, 2012. Loans with a refreshed CLTV greater than 90 percent represented 79 percent of the Countrywide PCI home equity portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 84 percent based on the unpaid principal balance at March 31, 2012. Table 33 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 33
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	March 31 2012	December 31 2011
California	$3,933	$3,999
Florida	721	734
Arizona	492	501
Virginia	491	496
Colorado	333	337
Other U.S./Non-U.S.	5,848	5,911
Total Countrywide purchased credit-impaired home equity portfolio	$11,818	$11,978

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio

The Countrywide PCI discontinued real estate loan portfolio comprised 30 percent of the total Countrywide PCI loan portfolio at March 31, 2012. Those loans to borrowers with a refreshed FICO score below 620 represented 59 percent of the Countrywide PCI discontinued real estate loan portfolio at March 31, 2012. Loans with a refreshed LTV, or CLTV in the case of second-liens, greater than 90 percent represented 40 percent of the Countrywide PCI discontinued real estate loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 85 percent based on the unpaid principal balance at March 31, 2012. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool. Table 34 presents outstandings net of purchase accounting adjustments and before the related valuation adjustment, by certain state concentrations.

Table 34
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations
(Dollars in millions)	March 31 2012	December 31 2011
California	$4,875	$5,262
Florida	906	958
Washington	325	331
Virginia	264	277
Arizona	228	251
Other U.S./Non-U.S.	2,683	2,778
Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$9,281	$9,857

U.S. Credit Card

The U.S. credit card portfolio is managed in CBB. Outstandings in the U.S. credit card portfolio decreased $5.9 billion compared to December 31, 2011 due to a seasonal decline in retail transaction volume. For the three months ended March 31, 2012, net charge-offs decreased $943 million to $1.3 billion compared to the same period in the prior year due to improvements in delinquencies, collections and bankruptcies as a result of an improved economic environment and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $439 million while loans 90 days or more past due and still accruing interest decreased $204 million compared to December 31, 2011 due to improvement in the U.S. economy. Table 35 presents certain key credit statistics for the consumer U.S. credit card portfolio.

Table 35
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)	March 31 2012	December 31 2011
Outstandings	$96,433	$102,291
Accruing past due 30 days or more	3,384	3,823
Accruing past due 90 days or more	1,866	2,070
	Three Months Ended March 31
	2012	2011
Net charge-offs	$1,331	$2,274
Net charge-off ratios (1)	5.44%	8.39%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.

Unused lines of credit for U.S. credit card totaled $360.5 billion at March 31, 2012 compared to $368.1 billion at December 31, 2011. The $7.6 billion decrease was driven by the closure of inactive accounts and account management initiatives on higher risk accounts.

Table 36 presents certain state concentrations for the U.S. credit card portfolio.

Table 36
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2012	December 31 2011	March 31 2012	December 31 2011	Three Months Ended March 31
(Dollars in millions)					2012	2011
California	$14,375	$15,246	$315	$352	$243	$450
Florida	7,579	7,999	196	221	151	271
Texas	6,533	6,885	119	131	82	136
New York	5,791	6,156	112	126	77	124
New Jersey	3,933	4,183	78	86	53	85
Other U.S.	58,222	61,822	1,046	1,154	725	1,208
Total U.S. credit card portfolio	$96,433	$102,291	$1,866	$2,070	$1,331	$2,274

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $504 million compared to December 31, 2011 due to lower origination volume and charge-offs. Net charge-offs decreased $199 million to $203 million primarily driven by the sale of the Canadian consumer credit card portfolio.

Unused lines of credit for non-U.S. credit card totaled $37.5 billion at March 31, 2012 compared to $36.8 billion at December 31, 2011. The $623 million increase was primarily driven by strengthening of the British pound against the U.S. dollar.

Table 37 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 37
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)	March 31 2012	December 31 2011
Outstandings	$13,914	$14,418
Accruing past due 30 days or more	537	610
Accruing past due 90 days or more	294	342
	Three Months Ended March 31
	2012	2011
Net charge-offs	$203	$402
Net charge-off ratios (1)	5.78%	5.91%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.

Direct/Indirect Consumer

At March 31, 2012, approximately 47 percent of the direct/indirect portfolio was included in Global Banking (dealer financial services - automotive, marine, aircraft and recreational vehicle loans), 38 percent was included in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), eight percent was included in CBB (consumer personal loans) and the remainder was in All Other (student loans).

Outstanding loans and leases decreased $3.6 billion compared to December 31, 2011 due to lower outstandings in the dealer financial services and unsecured consumer lending portfolios partially offset by growth in securities-based lending. For the three months ended March 31, 2012, net charge-offs decreased $299 million to $226 million, or 1.03 percent of total average direct/indirect loans compared to 2.36 percent for the same period in the prior year. This decrease was primarily driven by improvements in delinquencies, collections and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings. An additional driver was lower net charge-offs in the dealer financial services portfolio due to the impact of higher credit quality originations.

For the three months ended March 31, 2012, net charge-offs in the unsecured consumer lending portfolio decreased $241 million to $157 million, or 8.31 percent of total average unsecured consumer lending loans compared to 13.71 percent for the same period in the prior year. For the three months ended March 31, 2012, net charge-offs in the dealer financial services portfolio decreased $45 million to $58 million, or 0.55 percent of total average dealer financial services loans compared to 0.98 percent for the same period in the prior year. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $330 million to $1.6 billion at March 31, 2012 compared to $1.9 billion at December 31, 2011 due to improvements in both the unsecured consumer lending and dealer financial services portfolios.

Table 38 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 38
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2012	December 31 2011	March 31 2012	December 31 2011	Three Months Ended March 31
(Dollars in millions)					2012	2011
California	$10,708	$11,152	$72	$81	$31	$82
Texas	7,521	7,882	52	54	18	45
Florida	7,232	7,456	43	55	25	54
New York	4,938	5,160	40	40	12	27
Georgia	2,687	2,828	37	38	9	21
Other U.S./Non-U.S.	53,042	55,235	453	478	131	296
Total direct/indirect loan portfolio	$86,128	$89,713	$697	$746	$226	$525

Other Consumer

At March 31, 2012, approximately 98 percent of the $2.6 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited and non-U.S. consumer loan portfolios that are included in All Other. The remainder is primarily deposit overdrafts included in CBB.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option were $2.2 billion at March 31, 2012 and include $1.3 billion of discontinued real estate loans and $881 million of residential mortgage loans in consolidated variable interest entities (VIEs). During the three months ended March 31, 2012, we recorded gains of $14 million resulting from changes in the fair value of the loan portfolio. These gains were offset by losses recorded on the related long-term debt.

Nonperforming Consumer Loans and Foreclosed Properties Activity

Table 39 presents nonperforming consumer loans and foreclosed properties activity for the three months ended March 31, 2012 and 2011. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio or loans that we account for under the fair value option. For further information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Nonperforming loans increased $956 million to $19.7 billion at March 31, 2012 compared to $18.8 billion at December 31, 2011 driven by the $1.9 billion reclassification to nonperforming of junior-lien loans that are less than 90 days past due but have a first-lien loan that is more than 90 days past due, in accordance with regulatory interagency guidance. Excluding the impact of this change, nonperforming loans decreased $897 million compared to December 31, 2011 as delinquency inflows to nonperforming loans slowed compared to the same period in 2011 due to favorable portfolio trends, and were more than offset by charge-offs, paydowns and payoffs, and nonperforming loans returning to performing status. For more information on the regulatory interagency guidance, see Consumer Portfolio Credit Risk Management on page 67.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the estimated property value for estimated costs to sell, is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At March 31, 2012, $13.5 billion, or 63 percent, of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less estimated costs to sell, including $11.7 billion of nonperforming loans 180 days or more past due and $1.8 billion of foreclosed properties.

Foreclosed properties decreased $186 million for the three months ended March 31, 2012 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI related foreclosed properties decreased $37 million for the three months ended March 31, 2012. Not included in foreclosed properties at March 31, 2012 was $1.1 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For additional information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 51.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the Countrywide PCI loan portfolio, are included in Table 39.

Table 39
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Nonperforming loans, January 1	$18,768	$20,854
Additions to nonperforming loans:
New nonperforming loans	3,308	4,127
Impact of regulatory interagency guidance (2)	1,853	n/a
Reductions to nonperforming loans:
Paydowns and payoffs	(1,153)	(779)
Returns to performing status (3)	(913)	(1,340)
Charge-offs (4)	(1,737)	(2,020)
Transfers to foreclosed properties	(402)	(386)
Total net additions (reductions) to nonperforming loans	956	(398)
Total nonperforming loans, March 31 (5)	19,724	20,456
Foreclosed properties, January 1	1,991	1,249
Additions to foreclosed properties:
New foreclosed properties	547	606
Reductions to foreclosed properties:
Sales	(649)	(459)
Write-downs	(84)	(65)
Total net additions (reductions) to foreclosed properties	(186)	82
Total foreclosed properties, March 31	1,805	1,331
Nonperforming consumer loans and foreclosed properties, March 31	$21,529	$21,787
Nonperforming consumer loans as a percentage of outstanding consumer loans (6)	3.36%	3.22%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties (6)	3.65	3.42

(1)
Balances do not include nonperforming LHFS of $645 million and $941 million and nonaccruing TDRs removed from the PCI portfolio prior to January 1, 2010 of $459 million and $456 million at March 31, 2012 and 2011 as well as loans accruing past due 90 days or more as presented in Table 24 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)	As a result of the regulatory interagency guidance, we reclassified $1.9 billion of performing home equity loans to nonperforming during the three months ended March 31, 2012.

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

(5)	At March 31, 2012, 59 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 63 percent of their unpaid principal balance.

(6)	Outstanding consumer loans exclude loans accounted for under the fair value option.
n/a = not applicable

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, all gains and losses in value are recorded in noninterest expense. New foreclosed properties in Table 39 are net of $141 million and $61 million of charge-offs for the three months ended March 31, 2012 and 2011, recorded during the first 90 days after transfer.

We work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans, while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all of our credit card and other consumer loan modifications involve a reduction in the cardholder’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, both of which are considered to be TDRs (the renegotiated TDR portfolio). We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded from Table 39 as substantially all of these loans remain on accrual status until either charged off or paid in full. At March 31, 2012 and December 31, 2011, our renegotiated TDR portfolio was $6.2 billion and $7.1 billion, of which $4.8 billion and $5.5 billion was current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by attrition in the first quarter of 2012 as well as lower new program enrollments. For more information on the renegotiated TDR portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 40 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans in Table 39.

Table 40
Home Loans Troubled Debt Restructurings
	March 31, 2012			December 31, 2011
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$19,673	$5,175	$14,498	$19,287	$5,034	$14,253
Home equity (3)	1,728	667	1,061	1,776	543	1,233
Discontinued real estate (4)	376	205	171	399	214	185
Total home loans troubled debt restructurings	$21,777	$6,047	$15,730	$21,462	$5,791	$15,671

(1)
Residential mortgage TDRs deemed collateral dependent totaled $5.7 billion and $5.3 billion, and included $2.5 billion and $2.2 billion of loans classified as nonperforming and $3.2 billion and $3.1 billion of loans classified as performing at March 31, 2012 and December 31, 2011.

(2)	Residential mortgage performing TDRs included $7.3 billion and $7.0 billion of loans that were fully-insured at March 31, 2012 and December 31, 2011.

(3)
Home equity TDRs deemed collateral dependent totaled $811 million and $824 million, and included $321 million and $282 million of loans classified as nonperforming and $490 million and $542 million of loans classified as performing at March 31, 2012 and December 31, 2011.

(4)
Discontinued real estate TDRs deemed collateral dependent totaled $223 million and $230 million, and included $118 million and $118 million of loans classified as nonperforming and $105 million and $112 million as performing at March 31, 2012 and December 31, 2011.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 45, 50, 54 and 55 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Commercial Credit Portfolio

Table 41 presents our commercial loans and leases, and related credit quality information at March 31, 2012 and December 31, 2011.

Table 41
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
U.S. commercial	$180,728	$179,948	$2,048	$2,174	$59	$75
Commercial real estate (1)	38,049	39,596	3,404	3,880	8	7
Commercial lease financing	21,556	21,989	38	26	28	14
Non-U.S. commercial	52,601	55,418	140	143	—	—
	292,934	296,951	5,630	6,223	95	96
U.S. small business commercial (2)	12,956	13,251	121	114	190	216
Commercial loans excluding loans accounted for under the fair value option	305,890	310,202	5,751	6,337	285	312
Loans accounted for under the fair value option (3)	6,988	6,614	80	73	—	—
Total commercial loans and leases	$312,878	$316,816	$5,831	$6,410	$285	$312

(1)	Includes U.S. commercial real estate loans of $36.3 billion and $37.8 billion and non-U.S. commercial real estate loans of $1.7 billion and $1.8 billion at March 31, 2012 and December 31, 2011.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.2 billion at both March 31, 2012 and December 31, 2011 and non-U.S. commercial loans of $4.8 billion and $4.4 billion at March 31, 2012 and December 31, 2011. See Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

Outstanding commercial loans and leases decreased $3.9 billion ($4.3 billion excluding loans accounted for under the fair value option) at March 31, 2012 compared to December 31, 2011. Non-U.S. commercial loans decreased from December 31, 2011 primarily due to a reduction in corporate loans, as well as trade finance exposures. Commercial real estate loans decreased as net paydowns outpaced new originations and renewals. U.S. commercial loans, excluding loans accounted for under the fair value option, increased due to higher utilization in Global Banking, partially offset by declines across most other businesses.

During the three months ended March 31, 2012, credit quality in the commercial loan portfolio showed improvement relative to prior quarters. Reservable criticized balances and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined during the three months ended March 31, 2012 compared to December 31, 2011. The reductions in reservable criticized and nonperforming loans, leases and foreclosed property were primarily in the commercial real estate and U.S. commercial portfolios. Commercial real estate continued to show improvement in both the residential and non-residential portfolios, however, levels of stressed commercial real estate loans remained elevated. The reduction in reservable criticized U.S. commercial loans was driven by broad-based improvements in terms of clients, industries and businesses. Most other credit indicators across the remaining commercial portfolios also improved.

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases were 1.86 percent and 2.02 percent (1.88 percent and 2.04 percent excluding loans accounted for under the fair value option) at March 31, 2012 and December 31, 2011. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases were 0.09 percent and 0.10 percent at March 31, 2012 and December 31, 2011.

Table 42 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2012 and 2011. Improving portfolio trends drove lower charge-offs across most of the portfolio. Commercial real estate net charge-offs declined during the three months ended March 31, 2012 in both the residential and non-residential portfolios. U.S. small business commercial net charge-offs declined primarily due to improvements in delinquencies, collections and bankruptcies. U.S. commercial net charge-offs increased due to lower recoveries during the three months ended March 31, 2012 compared to the same period in 2011.

Table 42
Commercial Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2012	2011	2012	2011
U.S. commercial	$66	$(21)	0.15%	(0.05)%
Commercial real estate	132	288	1.36	2.42
Commercial lease financing	(9)	1	(0.16)	0.02
Non-U.S. commercial	(5)	103	(0.04)	1.22
	184	371	0.25	0.54
U.S. small business commercial	185	312	5.63	8.68
Total commercial	$369	$683	0.48	0.94

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 43 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs), financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $19.8 billion at March 31, 2012 compared to December 31, 2011 driven primarily by decreases in derivative assets, loans and leases, SBLCs and debt securities.

Total commercial utilized credit exposure decreased $22.3 billion at March 31, 2012 compared to December 31, 2011 driven primarily by decreases in derivatives, loans and leases, and debt securities. The decrease in derivatives relates primarily to a lower valuation of existing trades due to interest rate increases. The utilization rate for loans and leases, SBLCs and financial guarantees, and bankers’ acceptances was 57 percent at both March 31, 2012 and December 31, 2011.

Table 43
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Loans and leases	$312,878	$316,816	$276,963	$276,195	$589,841	$593,011
Derivative assets (4)	59,051	73,023	—	—	59,051	73,023
Standby letters of credit and financial guarantees	53,633	55,384	1,851	1,592	55,484	56,976
Debt securities and other investments	8,400	11,108	6,717	5,147	15,117	16,255
Loans held-for-sale	5,712	5,006	124	229	5,836	5,235
Commercial letters of credit	2,449	2,411	787	832	3,236	3,243
Bankers’ acceptances	281	797	34	28	315	825
Foreclosed properties and other (5)	1,824	1,964	—	—	1,824	1,964
Total	$444,228	$466,509	$286,476	$284,023	$730,704	$750,532

(1)
Total commercial utilized exposure at March 31, 2012 and December 31, 2011 includes loans outstanding of $7.0 billion and $6.6 billion and letters of credit with a notional value of $1.0 billion and $1.3 billion accounted for under the fair value option.

(2)	Total commercial unfunded exposure at March 31, 2012 and December 31, 2011 includes loan commitments with a notional value of $23.0 billion and $24.4 billion accounted for under the fair value option.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $60.6 billion and $58.9 billion at March 31, 2012 and December 31, 2011. Not reflected in utilized and committed exposure is additional derivative collateral held of $16.7 billion and $16.1 billion which consists primarily of other marketable securities.

(5)	Includes $1.3 billion of net monoline exposure at both March 31, 2012 and December 31, 2011, as discussed in Monoline and Related Exposure on page 93.

Table 44 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $2.8 billion, or 10 percent, compared to December 31, 2011, primarily in commercial real estate and U.S. commercial property types driven largely by continued paydowns and ratings upgrades outpacing downgrades. Despite the improvements, utilized reservable criticized levels remain elevated, particularly in the commercial real estate and U.S. small business commercial portfolios. At March 31, 2012, approximately 86 percent of commercial utilized reservable criticized exposure was secured compared to 85 percent at December 31, 2011.

Table 44
Commercial Utilized Reservable Criticized Exposure
	March 31, 2012		December 31, 2011
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$10,851	4.78%	$11,731	5.16%
Commercial real estate	9,656	23.67	11,525	27.13
Commercial lease financing	1,185	5.50	1,140	5.18
Non-U.S. commercial	1,580	2.68	1,524	2.44
	23,272	6.68	25,920	7.32
U.S. small business commercial	1,185	9.14	1,327	10.01
Total commercial utilized reservable criticized exposure	$24,457	6.77	$27,247	7.41

(1)
Total commercial utilized reservable criticized exposure at March 31, 2012 and December 31, 2011 includes loans and leases of $22.7 billion and $25.3 billion and commercial letters of credit of $1.7 billion and $1.9 billion.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At March 31, 2012, 71 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 11 percent in CBB, 10 percent in GWIM (business-purpose loans for wealthy clients) and the remainder primarily in Global Markets. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $780 million due to higher utilization in Global Banking. Most other lines of business experienced declines due to paydowns outpacing new originations and renewals. Reservable criticized balances and nonperforming loans and leases declined $880 million and $126 million compared to December 31, 2011. The declines were broad-based in terms of clients and industries and were driven by improved client credit profiles and liquidity. Net charge-offs increased $87 million for the three months ended March 31, 2012 compared to the same period in 2011 due to lower recoveries.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans decreased $1.5 billion at March 31, 2012 compared to December 31, 2011 due to paydowns outpacing new originations and renewals.

The portfolio remained diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 20 percent of commercial real estate loans and leases at March 31, 2012 and December 31, 2011. For more information on geographic and property concentrations, see Table 45.

Credit quality for commercial real estate continued to show signs of improvement; however, we expect that elevated unemployment and ongoing pressure on vacancy and rental rates will continue to affect primarily the non-residential portfolio. Nonperforming commercial real estate loans and foreclosed properties decreased 13 percent compared to December 31, 2011, primarily in the non-residential portfolio. Reservable criticized balances decreased $1.9 billion primarily due to declines in the non-residential portfolio. For the three months ended March 31, 2012, net charge-offs decreased $156 million compared to the same period in 2011 due to improvement in both the residential and non-residential portfolios.

Table 45 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate which is dependent on the sale or lease of the real estate as the primary source of repayment.

Table 45
Outstanding Commercial Real Estate Loans
(Dollars in millions)	March 31 2012	December 31 2011
By Geographic Region
California	$7,830	$7,957
Northeast	6,510	6,554
Southwest	5,152	5,243
Southeast	4,560	4,844
Midwest	3,802	4,051
Florida	2,336	2,502
Midsouth	1,790	1,751
Illinois	1,690	1,871
Northwest	1,600	1,574
Non-U.S.	1,688	1,824
Other (1)	1,091	1,425
Total outstanding commercial real estate loans	$38,049	$39,596
By Property Type
Non-residential
Office	$7,366	$7,571
Multi-family rental	5,806	6,105
Shopping centers/retail	5,521	5,985
Industrial/warehouse	3,879	3,988
Multi-use	2,938	3,218
Hotels/motels	2,796	2,653
Land and land development	1,486	1,599
Other	6,048	6,050
Total non-residential	35,840	37,169
Residential	2,209	2,427
Total outstanding commercial real estate loans	$38,049	$39,596

(1)	Other states primarily represents properties in Colorado, Utah, Hawaii, Wyoming and Montana.

For the three months ended March 31, 2012, we continued to see improvements in both the residential and non-residential portfolios, however, certain portions of the non-residential portfolio remain at risk as occupancy rates, rental rates and commercial property prices remain under pressure. We use a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of alternative resolution methods to achieve the best results for our customers and the Corporation.

Tables 46 and 47 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 45, 46 and 47 includes condominiums and other residential real estate. Other property types in Tables 45, 46 and 47 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants, as well as unsecured loans to borrowers whose primary business is commercial real estate.

Table 46
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Non-residential
Office	$642	$807	$2,048	$2,375
Multi-family rental	286	339	1,233	1,604
Shopping centers/retail	518	561	1,234	1,378
Industrial/warehouse	446	521	1,074	1,317
Multi-use	322	345	871	971
Hotels/motels	159	173	561	716
Land and land development	471	530	629	749
Other	195	223	777	997
Total non-residential	3,039	3,499	8,427	10,107
Residential	875	993	1,229	1,418
Total commercial real estate	$3,914	$4,492	$9,656	$11,525

(1)	Includes commercial foreclosed properties of $510 million and $612 million at March 31, 2012 and December 31, 2011.

(2)	Includes loans, SBLCs and bankers’ acceptances and excludes loans accounted for under the fair value option.

Table 47
Commercial Real Estate Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2012	2011	2012	2011
Non-residential
Office	$60	$34	3.23%	1.50%
Multi-family rental	4	9	0.28	0.48
Shopping centers/retail	8	89	0.56	4.84
Industrial/warehouse	15	21	1.56	1.69
Multi-use	10	9	1.37	0.91
Hotels/motels	1	8	0.15	1.24
Land and land development	6	50	1.47	8.82
Other	8	—	0.48	—
Total non-residential	112	220	1.22	2.01
Residential	20	68	3.52	6.94
Total commercial real estate	$132	$288	1.36	2.42

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At March 31, 2012, total committed non-residential exposure was $52.9 billion compared to $53.1 billion at December 31, 2011, of which $35.9 billion and $37.2 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties were $3.0 billion and $3.5 billion at March 31, 2012 and December 31, 2011, which represented 8.39 percent and 9.29 percent of total non-residential loans and foreclosed properties. The decline in nonperforming loans and foreclosed properties in the non-residential portfolio was driven by decreases in the office, industrial/warehouse, and land and land development property types. Non-residential utilized reservable criticized exposure decreased to $8.4 billion, or 21.93 percent of non-residential utilized reservable exposure, at March 31, 2012 compared to $10.1 billion, or 25.34 percent, at December 31, 2011. The decrease in reservable criticized exposure was driven primarily by multi-family rental, office and industrial/warehouse property types. For the non-residential portfolio, net charge-offs decreased $108 million for the three months ended March 31, 2012 compared to the same period in 2011, due primarily to improving appraisal values and improved borrower credit profiles.

At March 31, 2012, we had committed residential exposure of $3.5 billion compared to $3.9 billion at December 31, 2011, of which $2.2 billion and $2.4 billion were funded secured loans. The decline in residential committed exposure was due to repayments, net charge-offs, reductions in new home construction and continued risk mitigation initiatives with market conditions providing fewer origination opportunities to offset the reductions. At March 31, 2012, residential nonperforming loans and foreclosed properties decreased $118 million compared to December 31, 2011 due to repayments, a decline in the volume of loans being downgraded to nonaccrual status and net charge-offs. Residential utilized reservable criticized exposure decreased $189 million to $1.2 billion due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 37.33 percent and 52.06 percent at March 31, 2012 compared to 38.89 percent and 54.65 percent at December 31, 2011. Net charge-offs for the residential portfolio decreased $48 million for the three months ended March 31, 2012 compared to the same period in 2011.

At March 31, 2012 and December 31, 2011, the commercial real estate loan portfolio included $9.9 billion and $10.9 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. The decline in construction and land development loans was driven by repayments, net charge-offs and continued risk mitigation initiatives which outpaced new originations. This portfolio is mostly secured and diversified across property types and geographic regions but faces continuing challenges in the housing and rental markets. Weak rental demand and cash flows, along with depressed property valuations of land, have contributed to elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties, and net charge-offs. Reservable criticized construction and land development loans totaled $4.1 billion and $4.9 billion, and nonperforming construction and land development loans and foreclosed properties totaled $1.7 billion and $2.1 billion at March 31, 2012 and December 31, 2011. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. Loans generally continue to be classified as construction loans until they are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

The non-U.S. commercial loan portfolio is managed primarily in Global Banking. Outstanding loans, excluding loans accounted for under the fair value option, decreased $2.8 billion from December 31, 2011 primarily due to a reduction in corporate loans, as well as trade finance exposures. Net charge-offs decreased $108 million for the three months ended March 31, 2012 compared to 2011. For additional information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 96.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card and small business loans managed in CBB. U.S. small business commercial net charge-offs decreased $127 million for the three months ended March 31, 2012 compared to the same period in 2011 driven by improvements in delinquencies, collections and bankruptcies resulting from an improved economic environment as well as the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 66 percent were credit card-related products for the three months ended March 31, 2012 compared to 75 percent for the same period in 2011.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is managed primarily in Global Banking. Outstanding commercial loans accounted for under the fair value option increased $374 million to an aggregate fair value of $7.0 billion at March 31, 2012 compared to December 31, 2011 due primarily to increased corporate borrowings under bank credit facilities. We recorded net gains of $128 million and $95 million during the three months ended March 31, 2012 and 2011 resulting from changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $844 million and $1.2 billion at March 31, 2012 and December 31, 2011 which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $24.0 billion and $25.7 billion at March 31, 2012 and December 31, 2011. During the three months ended March 31, 2012 and 2011, we recorded net gains of $404 million and $132 million from changes in the fair value of commitments and letters of credit. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 48 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2012 and 2011. Nonperforming commercial loans and leases decreased $586 million during the three months ended March 31, 2012 to $5.8 billion compared to $6.3 billion at December 31, 2011 driven by paydowns, charge-offs, returns to performing status and sales outpacing new nonperforming loans. Approximately 95 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 50 percent are contractually current. Commercial nonperforming loans are carried at approximately 67 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less estimated costs to sell.

Table 48
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Nonperforming loans and leases, January 1	$6,337	$9,836
Additions to nonperforming loans and leases:
New nonaccrual loans and leases	599	1,299
Advances	24	67
Reductions in nonperforming loans and leases:
Paydowns and payoffs	(573)	(764)
Sales	(137)	(247)
Returns to performing status (3)	(145)	(320)
Charge-offs (4)	(291)	(488)
Transfers to foreclosed properties	(63)	(200)
Transfers to loans held-for-sale	—	(52)
Total net reductions to nonperforming loans and leases	(586)	(705)
Total nonperforming loans and leases, March 31	5,751	9,131
Foreclosed properties, January 1	612	725
Additions to foreclosed properties:
New foreclosed properties	44	131
Reductions in foreclosed properties:
Sales	(123)	(120)
Write-downs	(23)	(11)
Total net reductions to foreclosed properties	(102)	—
Total foreclosed properties, March 31	510	725
Nonperforming commercial loans, leases and foreclosed properties, March 31	$6,261	$9,856
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	1.88%	3.11%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	2.04	3.34

(1)	Balances do not include nonperforming LHFS of $847 million and $1.5 billion at March 31, 2012 and 2011.

(2)	Includes U.S. small business commercial activity.

(3)
Commercial loans and leases may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after a sustained period of demonstrated payment performance.

(4)	Small business card loans are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from this table.

(5)	Excludes loans accounted for under the fair value option.

Table 49 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For additional information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 49
Commercial Troubled Debt Restructurings
	March 31, 2012			December 31, 2011
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,500	$585	$915	$1,329	$531	$798
Commercial real estate	1,621	1,049	572	1,675	1,076	599
Non-U.S. commercial	51	35	16	54	38	16
U.S. small business commercial	336	—	336	389	—	389
Total commercial troubled debt restructurings	$3,508	$1,669	$1,839	$3,447	$1,645	$1,802

Industry Concentrations

Table 50 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. The decrease in commercial committed exposure of $19.8 billion from December 31, 2011 to March 31, 2012 was concentrated in diversified financials and banks, partially offset by an increase in the capital goods industry category.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration, experienced a decline in committed exposure of $7.8 billion, or eight percent, primarily driven by decreases in derivative exposure throughout the quarter.

Real estate, our second largest industry concentration, experienced a decline in committed exposure of $1.8 billion, or three percent, compared to December 31, 2011 primarily due to paydowns and sales outpacing new originations and renewals. Real estate construction and land development exposure represented 19 percent of the total real estate industry committed exposure at March 31, 2012, down from 20 percent at December 31, 2011. For more information on the commercial real estate and related portfolios, see Commercial Real Estate on page 87.

Committed exposure in the banking industry decreased $4.3 billion, or 11 percent, compared to December 31, 2011 primarily due to decreases in trade finance and derivative exposure.

Committed exposure in government and public education decreased $1.9 billion, or three percent, compared to December 31, 2011 primarily due to decreases in derivatives and loan exposure. Capital goods committed exposure increased $1.7 billion, or four percent, compared to December 31, 2011 primarily due to a bridge loan to finance an acquisition.

Our committed state and municipal exposure of $44.0 billion at March 31, 2012 consisted of $33.2 billion of commercial utilized exposure (including $17.8 billion of funded loans, $11.3 billion of SBLCs and $3.8 billion of derivative assets) and unfunded commercial exposure of $10.8 billion (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 50. Economic conditions continue to impact debt issued by state and local municipalities and certain exposures to these municipalities. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications surrounding certain at-risk counterparties and/or sectors are regularly circulated ensuring exposure levels are in compliance with established concentration guidelines.

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

We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 44 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Monoline derivative credit exposure at March 31, 2012 had a notional value of $14.7 billion compared to $21.1 billion at December 31, 2011. Mark-to-market monoline derivative credit exposure was $1.5 billion at March 31, 2012 compared to $1.8 billion at December 31, 2011 with the decrease driven by terminated monoline contracts. The counterparty credit valuation adjustment related to monoline derivative exposure was $248 million at March 31, 2012 compared to $417 million at December 31, 2011. This adjustment reduced our net mark-to-market exposure to $1.2 billion at March 31, 2012 compared to $1.3 billion at December 31, 2011 and covered 17 percent of the mark-to-market exposure at March 31, 2012, down from 24 percent at December 31, 2011 primarily due to a significant tightening in credit spreads of our monoline counterparties during the quarter. Gains (losses) during the three months ended March 31, 2012 and 2011 were $104 million and $(407) million, resulting from changes in credit valuation adjustments and hedge results and the reclassification of certain net monoline exposure from derivative assets to other assets during 2011. We do not hold collateral against these derivative exposures.

We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps. For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the rating agencies downgrade the monolines, the credit rating of the bond may fall and may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to the purchased insurance for recovery. Investments in securities with purchased wraps issued by municipalities and corporations had a notional value of $74 million at March 31, 2012 compared to $150 million at December 31, 2011. The market value of the investment exposure was $20 million at March 31, 2012 compared to $89 million at December 31, 2011.

Table 50
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Diversified financials	$56,119	$64,957	$87,171	$94,969
Real estate (2)	45,779	48,138	60,770	62,566
Government and public education	41,981	43,090	55,126	57,021
Capital goods	23,127	24,025	49,730	48,013
Healthcare equipment and services	30,636	31,298	47,590	48,141
Retailing	25,663	25,478	45,088	46,290
Materials	19,875	19,384	37,863	38,070
Consumer services	24,111	24,445	37,799	38,498
Banks	30,562	35,231	34,433	38,735
Energy	15,569	15,151	32,476	32,074
Food, beverage and tobacco	14,817	15,904	29,296	30,501
Commercial services and supplies	18,431	20,089	29,290	30,831
Utilities	7,938	8,102	24,229	24,552
Media	11,037	11,447	21,091	21,158
Transportation	12,625	12,683	19,503	19,036
Individuals and trusts	14,483	14,993	18,239	19,001
Insurance, including monolines	8,998	10,090	15,344	16,157
Pharmaceuticals and biotechnology	4,463	4,141	11,678	11,328
Technology hardware and equipment	4,680	5,247	10,954	12,173
Religious and social organizations	7,989	8,536	10,868	11,160
Software and services	4,517	4,304	10,676	9,579
Telecommunication services	3,936	4,297	9,977	10,424
Consumer durables and apparel	4,370	4,505	8,726	8,965
Automobiles and components	2,951	2,813	7,363	7,178
Food and staples retailing	3,226	3,273	6,470	6,476
Other	6,345	4,888	8,954	7,636
Total commercial credit exposure by industry	$444,228	$466,509	$730,704	$750,532
Net credit default protection purchased on total commitments (3)			$(19,880)	$(19,356)

(1)	Includes U.S. small business commercial exposure.

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

At March 31, 2012 and December 31, 2011, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $19.9 billion and $19.4 billion. The mark-to-market effects resulted in net losses of $493 million and $197 million during the three months ended March 31, 2012 and 2011.

The average Value-at-Risk (VaR) for these credit derivative hedges was $67 million during the three months ended March 31, 2012 compared to $57 million for the same period in 2011. The average VaR for the related credit exposure was $92 million during the three months ended March 31, 2012 compared to $52 million for the same period in 2011. There is a diversification effect between the net credit default protection hedging our credit exposure and the related credit exposure such that the combined average VaR was $26 million for the three months ended March 31, 2012 compared to $38 million for the same period in 2011. See Trading Risk Management on page 105 for a description of our VaR calculation for the market-based trading portfolio.

Tables 51 and 52 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2012 and December 31, 2011. The distribution of debt ratings for net notional credit default protection purchased is shown as a negative amount in Table 52 to reflect our decreased credit risk to these exposures.

Table 51
Net Credit Default Protection by Maturity Profile
	March 31 2012	December 31 2011
Less than or equal to one year	16%	16%
Greater than one year and less than or equal to five years	78	77
Greater than five years	6	7
Total net credit default protection	100%	100%

Table 52
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	March 31, 2012		December 31, 2011
Ratings (1, 2)	Net Notional	Percent of Total	Net Notional	Percent of Total
AAA	$(201)	1.0%	$(32)	0.2%
AA	(583)	2.9	(779)	4.0
A	(8,667)	43.6	(7,184)	37.1
BBB	(7,387)	37.2	(7,436)	38.4
BB	(965)	4.9	(1,527)	7.9
B	(1,386)	7.0	(1,534)	7.9
CCC and below	(543)	2.7	(661)	3.4
NR (3)	(148)	0.7	(203)	1.1
Total net credit default protection	$(19,880)	100.0%	$(19,356)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment-grade.

(3)
In addition to names that have not been rated, “NR” includes $9 million and $(15) million in net credit default swap index positions at March 31, 2012 and December 31, 2011. While index positions are principally investment grade, credit default swap indices include names in and across each of the ratings categories.

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

Table 53 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts and collateral with that counterparty. For information on our written credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 53 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 3 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 53
Credit Derivatives
	March 31, 2012		December 31, 2011
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,747,653	$10,946	$1,944,764	$14,163
Total return swaps/other	22,205	715	17,519	776
Total purchased credit derivatives	1,769,858	11,661	1,962,283	14,939
Written credit derivatives:
Credit default swaps	1,685,373	n/a	1,885,944	n/a
Total return swaps/other	39,076	n/a	17,838	n/a
Total written credit derivatives	1,724,449	n/a	1,903,782	n/a
Total credit derivatives	$3,494,307	$11,661	$3,866,065	$14,939
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

During the three months ended March 31, 2012, credit valuation gains (losses) of $513 million ($149 million, net of hedges) compared to $148 million ($(466) million, net of hedges) for the same period in 2011 were recognized in trading account profits for counterparty credit risk related to derivative assets. For information on our monoline counterparty credit risk, see Monoline and Related Exposure on page 93.

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

Non-U.S. exposure includes credit exposure, securities and other investments issued by or domiciled in countries other than the U.S. Total non-U.S. exposure can be adjusted for externally guaranteed loans outstanding and certain collateral types. Exposures which are subject to external guarantees are reported under the country of the guarantor. Exposures with tangible collateral are reflected in the country where the collateral is held. For securities received, other than cross-border resale agreements, outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are generally presented based on the domicile of the counterparty.

As presented in Table 54, non-U.S. exposure to borrowers or counterparties in emerging markets decreased $636 million to $58.8 billion at March 31, 2012 compared to $59.5 billion at December 31, 2011 primarily due to a decrease in Latin America, partially offset by an increase in Middle East and Africa, and Central and Eastern Europe. Non-U.S. exposure to borrowers or counterparties in emerging markets represented 32 percent and 31 percent of total non-U.S. exposure at March 31, 2012 and December 31, 2011.

Table 54
Selected Emerging Markets (1)
(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Net Counterparty Exposure (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Selected Emerging Market Exposure at March 31, 2012	Increase (Decrease) from December 31, 2011
Region/Country
Asia Pacific
India	$4,090	$1,411	$509	$3,067	$9,077	$—	$9,077	$(1,405)
South Korea	1,633	1,181	399	2,504	5,717	2,118	7,835	512
China	3,583	276	763	2,332	6,954	217	7,171	17
Hong Kong	288	539	190	1,074	2,091	1,671	3,762	601
Singapore	510	134	446	1,779	2,869	—	2,869	(78)
Taiwan	564	39	147	711	1,461	892	2,353	(34)
Thailand	37	9	27	1,118	1,191	—	1,191	496
Other Asia Pacific (7)	847	64	174	633	1,718	7	1,725	(72)
Total Asia Pacific	$11,552	$3,653	$2,655	$13,218	$31,078	$4,905	$35,983	$37
Latin America
Brazil	$1,881	$176	$297	$1,969	$4,323	$2,955	$7,278	$(886)
Mexico	2,050	290	250	671	3,261	—	3,261	(729)
Chile	982	49	277	16	1,324	15	1,339	(268)
Other Latin America (7)	488	410	34	440	1,372	154	1,526	22
Total Latin America	$5,401	$925	$858	$3,096	$10,280	$3,124	$13,404	$(1,861)
Middle East and Africa
United Arab Emirates	$1,722	$76	$137	$17	$1,952	$—	$1,952	$245
Saudi Arabia	167	69	446	20	702	22	724	61
South Africa	501	47	61	26	635	—	635	(73)
Other Middle East and Africa (7)	696	250	135	162	1,243	5	1,248	55
Total Middle East and Africa	$3,086	$442	$779	$225	$4,532	$27	$4,559	$288
Central and Eastern Europe
Russian Federation	$2,139	$240	$36	$111	$2,526	$13	$2,539	$615
Turkey	1,004	166	13	429	1,612	54	1,666	497
Other Central and Eastern Europe (7)	106	64	229	285	684	—	684	(212)
Total Central and Eastern Europe	$3,249	$470	$278	$825	$4,822	$67	$4,889	$900
Total emerging market exposure	$23,288	$5,490	$4,570	$17,364	$50,712	$8,123	$58,835	$(636)

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. At March 31, 2012 and December 31, 2011, there was $2.6 billion and $1.7 billion in emerging market exposure accounted for under the fair value option.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Net counterparty exposure includes the fair value of derivatives and secured financing transactions. Derivatives have been reduced by $2.0 billion in collateral, predominantly in cash, pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of repurchase transactions was $3.1 billion at March 31, 2012.

(4)	Securities exposures are reduced by hedges and short positions on a single-name basis to but not below zero.

(5)
Cross-border exposure includes amounts payable to the Corporation by borrowers or counterparties with a country of residence other than the one in which the credit is booked, regardless of the currency in which the claim is denominated, consistent with FFIEC reporting requirements.

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure was $16.8 billion and $18.7 billion at March 31, 2012 and December 31, 2011. Local liabilities at March 31, 2012 in Asia Pacific, Latin America, and Middle East and Africa were $15.7 billion, $851 million and $284 million, respectively, of which $7.0 billion was in Singapore, $2.1 billion in China, $2.0 billion in both Hong Kong and India, $747 million in Mexico, $654 million in Korea, $545 million in Thailand, $525 million in Taiwan and $501 million in Malaysia. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total non-U.S. exposure of more than $500 million.

At March 31, 2012 and December 31, 2011, 61 percent and 60 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $37 million with growth in South Korea, Hong Kong and Thailand partially offset by a decrease in loans and net counterparty exposure in India. Our investment in CCB was $716 million at March 31, 2012. For more information on our investment in CCB, see Note 4 – Securities to the Consolidated Financial Statements.

At March 31, 2012 and December 31, 2011, 23 percent and 26 percent of the emerging markets exposure was in Latin America. Latin America emerging markets exposure decreased $1.9 billion driven by a decrease in securities in Brazil and a decrease in loans in Mexico.

At March 31, 2012 and December 31, 2011, eight percent and seven percent of the emerging markets exposure was in the Middle East and Africa. At March 31, 2012 and December 31, 2011, eight percent and seven percent of the emerging markets exposure was in Central and Eastern Europe.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the ongoing debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market sentiment improved during the three months ended March 31, 2012 driven by a second long-term ECB financing program and the successful Greek debt restructuring and bailout package that reinforced confidence in the financial system and solvency of systemically important banks. However, the lack of a clear resolution to the crisis and fears of contagion continue to contribute to market volatility.

Table 55 shows our direct sovereign and non-sovereign exposures, excluding consumer credit card exposure, in these countries at March 31, 2012. Our total sovereign and non-sovereign exposure to these countries was $15.1 billion at March 31, 2012 compared to $15.2 billion at December 31, 2011. The total exposure to these countries, net of hedges, was $9.8 billion at March 31, 2012 compared to $10.3 billion at December 31, 2011, of which $1.0 billion and $362 million was total sovereign exposure. At March 31, 2012 and December 31, 2011, the fair value of unapplied hedges and net credit default protection purchased was $5.3 billion and $4.9 billion.

We hedge certain of our selected European country exposure with credit default protection in the form of credit default swaps (CDS). The majority of our CDS contracts are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities to a diverse set of counterparties.

Losses could still result even if there is credit default protection purchased because the purchased credit protection contracts only pay out under certain scenarios and thus not all losses may be covered by the credit protection contracts. The effectiveness of our CDS protection as a hedge of these risks is influenced by a number of factors, including the contractual terms of the CDS. Generally, only the occurrence of a credit event as defined by the CDS terms (which may include, among other events, the failure to pay by, or restructuring of, the reference entity) results in a payment under the purchased credit protection contracts. The determination as to whether a credit event has occurred is made by the relevant International Swaps and Derivatives Association, Inc. (ISDA) Determination Committee (comprised of various ISDA member firms) based on the terms of the CDS and facts and circumstances for the event. Accordingly, uncertainties exist as to whether any particular strategy or policy action for addressing the European debt crisis would constitute a credit event under the CDS. A voluntary restructuring may not trigger a credit event under CDS terms and consequently may not trigger a payment under the CDS contract.

On March 9, 2012, the majority of private holders of Greek sovereign bonds agreed to the restructure of bonds issued under Greek law. The ISDA EMEA Credit Derivatives Determination Committee declared the restructure a credit event, which led to a CDS auction on March 19, 2012. A final price of 21.5 cents to the euro was established and CDS holders received 78.5 cents to the euro.

For additional information on the debt crisis in Europe, see Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Table 55
Selected European Countries
(Dollars in millions)	Funded Loans and Loan Equivalents (1)	Unfunded Loan Commitments	Net Counter-party Exposure (2)	Securities/ Other Investments (3)	Country Exposure at March 31, 2012	Hedges and Credit Default Protection (4)	Net Country Exposure at March 31, 2012 (5)	Increase(Decrease) from December 31, 2011
Greece
Sovereign	$—	$—	$—	$—	$—	$(1)	$(1)	$(30)
Financial Institutions	1	—	6	13	20	(5)	15	18
Corporates	334	107	31	1	473	(11)	462	28
Total Greece	$335	$107	$37	$14	$493	$(17)	$476	$16
Ireland
Sovereign	$18	$—	$11	$16	$45	$—	$45	$(76)
Financial Institutions	126	20	250	471	867	(8)	859	61
Corporates	1,000	170	23	27	1,220	(31)	1,189	(306)
Total Ireland	$1,144	$190	$284	$514	$2,132	$(39)	$2,093	$(321)
Italy
Sovereign	$—	$—	$1,680	$643	$2,323	$(1,208)	$1,115	$901
Financial Institutions	1,878	153	126	44	2,201	(803)	1,398	(333)
Corporates	1,818	1,881	229	230	4,158	(1,663)	2,495	(415)
Total Italy	$3,696	$2,034	$2,035	$917	$8,682	$(3,674)	$5,008	$153
Portugal
Sovereign	$—	$—	$38	$—	$38	$(40)	$(2)	$7
Financial Institutions	16	—	17	30	63	(106)	(43)	(47)
Corporates	175	75	14	11	275	(154)	121	60
Total Portugal	$191	$75	$69	$41	$376	$(300)	$76	$20
Spain
Sovereign	$38	$6	$61	$5	$110	$(252)	$(142)	$(149)
Financial Institutions	475	7	98	126	706	(107)	599	(63)
Corporates	1,459	880	121	92	2,552	(910)	1,642	(227)
Total Spain	$1,972	$893	$280	$223	$3,368	$(1,269)	$2,099	$(439)
Total
Sovereign	$56	$6	$1,790	$664	$2,516	$(1,501)	$1,015	$653
Financial Institutions	2,496	180	497	684	3,857	(1,029)	2,828	(364)
Corporates	4,786	3,113	418	361	8,678	(2,769)	5,909	(860)
Total Selected European exposure	$7,338	$3,299	$2,705	$1,709	$15,051	$(5,299)	$9,752	$(571)

(1)	Includes loans, leases, overdrafts, acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees, which have not been reduced by collateral, hedges or credit default protection.

(2)
Net counterparty exposure includes the fair value of derivatives and secured financing transactions. Derivatives have been reduced by $3.1 billion in collateral, predominantly in cash, pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of the repurchase transactions was $409 million at March 31, 2012. Counterparty exposure has not been reduced by hedges or credit default protection.

(3)	Securities exposures are reduced by hedges and short positions on a single-name basis to but not below zero.

(4)
Represents unapplied net credit default protection purchased, including $(3.6) billion in net credit default protection purchased to hedge loans and securities, $(1.5) billion in additional credit default protection to hedge derivative assets and $(168) million in other short positions. Based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)	Represents country exposure less the fair value of hedges and credit default protection.

Provision for Credit Losses

The provision for credit losses decreased $1.4 billion to $2.4 billion for the three months ended March 31, 2012 compared to the same period in 2011. The provision for credit losses was $1.6 billion lower than net charge-offs for the three months ended March 31, 2012 resulting in a reduction in the allowance for credit losses. For the three months ended March 31, 2012, the reduction in the allowance was primarily driven by improvement in delinquencies and bankruptcies across the U.S. credit card and unsecured consumer lending portfolios in CBB, reductions in the home equity portfolio and improvement in economic conditions impacting the core commercial portfolio, as evidenced by continued declines in reservable criticized and commercial nonperforming balances partially offset by additions to the consumer PCI loan portfolio reserves. This compared to a $2.2 billion reduction in the allowance for credit losses for the three months ended March 31, 2011.

The provision for credit losses for the consumer portfolio decreased $1.3 billion to $2.6 billion for the three months ended March 31, 2012 compared to the same period in 2011 driven by lower reserve additions in our PCI portfolios, as well as improvement in delinquencies and bankruptcies in the non-U.S. consumer credit card portfolio. Also contributing to the decrease were lower credit costs in the non-PCI home equity loan portfolio due to improved portfolio trends. Provision related to the consumer PCI loan portfolios was $487 million for the three months ended March 31, 2012 primarily due to our updated home price outlook. Provision related to the consumer PCI loan portfolios for the three months ended March 31, 2011 was $1.6 billion.

The provision for credit losses for the commercial portfolio, including the provision for unfunded lending commitments, decreased $113 million to a benefit of $226 million for the three months ended March 31, 2012 compared to the same period in 2011 due to continued economic improvement reflected in lower reservable criticized balances within the core commercial portfolio.

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

The first component of the allowance for loan and lease losses covers nonperforming commercial loans and performing commercial loans that have been modified in a TDR, consumer real estate loans that have been modified in a TDR, renegotiated credit card, and renegotiated unsecured consumer and small business loans. These loans are subject to impairment measurement based on the present value of projected future cash flows discounted at the loan's original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan's observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses but they are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of March 31, 2012, the loss forecast process resulted in reductions in the allowance for most consumer portfolios, particularly the credit card, home equity and direct/indirect portfolios.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment in considering the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, inherent uncertainty in models and other qualitative factors. As of March 31, 2012, updates to the loan risk ratings and portfolio composition resulted in reductions in the allowance for all commercial portfolios.

Also included within this second component of the allowance for loan and lease losses and determined separately from the procedures outlined above are reserves that are maintained to cover uncertainties that affect our estimate of probable losses including domestic and global economic uncertainty, large single name defaults, significant events which could disrupt financial markets and model imprecision.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 57 was $28.6 billion at March 31, 2012, a decrease of $1.0 billion from December 31, 2011. This decrease was primarily due to improving economic conditions and improvement in delinquencies, collections and bankruptcies in the U.S. credit card and unsecured consumer lending portfolios in CBB as well as reductions in the non-PCI home equity portfolio. With respect to the consumer PCI loan portfolios, updates to our projected cash flows resulted in an increase in reserves through provision of $487 million in the three months ended March 31, 2012, within the discontinued real estate, residential mortgage and home equity portfolios, primarily due to our updated home price outlook. Reserve increases related to the consumer PCI loan portfolios in the three months ended March 31, 2011 were $1.6 billion.

The allowance for loan and lease losses for the commercial portfolio was $3.6 billion at March 31, 2012, a $561 million decrease from December 31, 2011. The decrease was driven by improvement in economic conditions impacting the core commercial portfolio.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.61 percent at March 31, 2012 compared to 3.68 percent at December 31, 2011. The decrease in the ratio was primarily due to improved credit quality and economic conditions which led to the reduction in the allowance for credit losses discussed above. The March 31, 2012 and December 31, 2011 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.70 percent at March 31, 2012 compared to 2.86 percent at December 31, 2011.

Absent unexpected deterioration in the economy, we expect reductions in the allowance for loan and lease losses to continue in future quarters. However, in both consumer and commercial portfolios, we expect these reductions to be less than those in 2011.

Table 56 presents a rollforward of the allowance for credit losses for the three months ended March 31, 2012 and 2011.

Table 56
Allowance for Credit Losses
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Allowance for loan and lease losses, January 1	$33,783	$41,885
Loans and leases charged off
Residential mortgage	(957)	(982)
Home equity	(1,031)	(1,282)
Discontinued real estate	(19)	(25)
U.S. credit card	(1,535)	(2,485)
Non-U.S. credit card	(261)	(451)
Direct/Indirect consumer	(378)	(740)
Other consumer	(68)	(55)
Total consumer charge-offs	(4,249)	(6,020)
U.S. commercial (1)	(325)	(453)
Commercial real estate	(204)	(342)
Commercial lease financing	(1)	(11)
Non-U.S. commercial	(1)	(100)
Total commercial charge-offs	(531)	(906)
Total loans and leases charged off	(4,780)	(6,926)
Recoveries of loans and leases previously charged off
Residential mortgage	59	77
Home equity	74	103
Discontinued real estate	3	5
U.S. credit card	204	211
Non-U.S. credit card	58	49
Direct/Indirect consumer	152	215
Other consumer	12	15
Total consumer recoveries	562	675
U.S. commercial (2)	74	162
Commercial real estate	72	54
Commercial lease financing	10	10
Non-U.S. commercial	6	(3)
Total commercial recoveries	162	223
Total recoveries of loans and leases previously charged off	724	898
Net charge-offs	(4,056)	(6,028)
Provision for loan and lease losses	2,457	3,916
Other	27	70
Allowance for loan and lease losses, March 31	32,211	39,843
Reserve for unfunded lending commitments, January 1	714	1,188
Provision for unfunded lending commitments	(39)	(102)
Other (3)	(24)	(125)
Reserve for unfunded lending commitments, March 31	651	961
Allowance for credit losses, March 31	$32,862	$40,804

(1)	Includes U.S. small business commercial charge-offs of $208 million and $336 million for the three months ended March 31, 2012 and 2011.

(2)	Includes U.S. small business commercial recoveries of $23 million and $24 million for the three months ended March 31, 2012 and 2011.

(3)	Represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

Table 56
Allowance for Credit Losses (continued)
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Loan and allowance ratios:
Loans and leases outstanding at March 31 (4)	$893,102	$928,738
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (4)	3.61%	4.29%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at March 31 (5)	4.88	5.26
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (6)	1.17	2.20
Average loans and leases outstanding (4)	$904,613	$935,332
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	1.80%	2.61%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (4, 7)	126	135
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	1.97	1.63
Amounts included in allowance for loan and lease losses that are excluded from nonperforming loans and leases at March 31 (8)	$17,006	$22,110
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at March 31 (8)	60%	60%
Loan and allowance ratios excluding purchased credit-impaired loans:
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (4)	2.70%	3.58%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at March 31 (5)	3.54	4.25
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (6)	1.17	2.20
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	1.87	2.71
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (4, 7)	91	108
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs	1.43	1.31

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $9.2 billion and $3.7 billion at March 31, 2012 and 2011. Average loans accounted for under the fair value option were $9.1 billion and $3.6 billion for the three months ended March 31, 2012 and 2011.

(5)	Excludes consumer loans accounted for under the fair value option of $2.2 billion at March 31, 2012; none at March 31, 2011.

(6)	Excludes commercial loans accounted for under the fair value option of $7.0 billion and $3.7 billion at March 31, 2012 and 2011.

(7)	For more information on our definition of nonperforming loans, see pages 81 and 91.

(8)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses without restriction. Table 57 presents our allocation by product type.

Table 57
Allocation of the Allowance for Credit Losses by Product Type
	March 31, 2012			December 31, 2011
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$6,141	19.06%	2.39%	$5,935	17.57%	2.26%
Home equity	12,701	39.43	10.48	13,094	38.76	10.50
Discontinued real estate	2,131	6.62	20.39	2,050	6.07	18.48
U.S. credit card	5,680	17.63	5.89	6,322	18.71	6.18
Non-U.S. credit card	828	2.57	5.95	946	2.80	6.56
Direct/Indirect consumer	1,001	3.11	1.16	1,153	3.41	1.29
Other consumer	155	0.48	5.96	148	0.44	5.50
Total consumer	28,637	88.90	4.88	29,648	87.76	4.88
U.S. commercial (2)	2,098	6.51	1.08	2,441	7.23	1.26
Commercial real estate	1,166	3.62	3.06	1,349	3.99	3.41
Commercial lease financing	79	0.25	0.37	92	0.27	0.42
Non-U.S. commercial	231	0.72	0.44	253	0.75	0.46
Total commercial (3)	3,574	11.10	1.17	4,135	12.24	1.33
Allowance for loan and lease losses	32,211	100.00%	3.61	33,783	100.00%	3.68
Reserve for unfunded lending commitments	651			714
Allowance for credit losses (4)	$32,862			$34,497

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $881 million and $906 million and discontinued real estate loans of $1.3 billion and $1.3 billion at March 31, 2012 and December 31, 2011. Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.2 billion and $2.2 billion and non-U.S. commercial loans of $4.8 billion and $4.4 billion at March 31, 2012 and December 31, 2011.

(2) Includes allowance for U.S. small business commercial loans of $811 million and $893 million at March 31, 2012 and December 31, 2011.
(3) Includes allowance for loan and lease losses for impaired commercial loans of $465 million and $545 million at March 31, 2012 and December 31, 2011.
(4) Includes $8.9 billion and $8.5 billion of valuation allowance presented with the allowance for credit losses related to PCI loans at March 31, 2012 and December 31, 2011.

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

The reserve for unfunded lending commitments at March 31, 2012 was $651 million, $63 million lower than December 31, 2011 driven by improved credit quality in the unfunded portfolio and accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and other trading operations, the ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. For additional information on our market risk management process, see pages 112 through 119 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Trading Risk Management

Trading-related revenues represent the amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

The Global Markets Risk Committee (GMRC), chaired by the Global Markets Risk Executive, has been designated by ALMRC as the primary governance authority for global markets risk management including trading risk management. The GMRC’s focus is to take a forward-looking view of the primary credit and market risks impacting Global Markets and prioritize those that need a proactive risk mitigation strategy. Market risks that impact businesses outside of Global Markets are monitored and governed by their respective governance authorities.

The GMRC monitors significant daily revenues and losses by business and the primary drivers of the revenues or losses. Thresholds are in place for each of our businesses in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is provided to the GMRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses that exceed what is considered to be normal daily income statement volatility.

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2012 compared to the three months ended December 31, 2011. During the three months ended March 31, 2012, positive trading-related revenue was recorded for 100 percent (62 days) of the trading days of which 95 percent (59 days) were daily trading gains of over $25 million. These results can be compared to the three months ended December 31, 2011, where positive trading-related revenue was recorded for 79 percent (48 days) of the trading days of which 41 percent (25 days) were daily trading gains of over $25 million, seven percent (four days) of the trading days had losses greater than $25 million and the largest loss was $37 million.

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

A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are, however, many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis and regularly review the assumptions underlying the model. Our VaR model utilizes three years of historical data. This time period was chosen to ensure that the VaR reflects both a broad range of market movements as well as being sensitive to recent changes in market volatility.

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

The accuracy of the VaR methodology is reviewed by backtesting which compares the VaR results from historical data against the actual daily profit and loss. Graphic representation of the backtesting results with additional explanation of backtesting excesses are reported to the GMRC. Backtesting excesses occur when trading losses exceed VaR. Senior management reviews and evaluates the results of these tests. In periods of market stress, the GMRC members communicate daily to discuss losses and VaR limit excesses. As a result of this process, the businesses may selectively reduce risk. Where economically feasible, positions are sold or macroeconomic hedges are executed to reduce the exposure.

Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year. The number of actual backtesting excesses observed is dependent on current market performance relative to historic market volatility. Actual losses did not exceed daily trading VaR in the twelve months ended March 31, 2012 or the twelve months ended March 31, 2011. The graph below shows daily trading-related revenue and VaR for the twelve months ended March 31, 2012.
Table 58 presents average, high and low daily trading VaR for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011.

Table 58
Trading Activities Market Risk VaR
	Three Months Ended March 31, 2012			Three Months Ended December 31, 2011			Three Months Ended March 31, 2011
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)
Foreign exchange	$19.0	$24.4	$11.5	$18.6	$31.4	$11.8	$28.7	$48.6	$13.2
Interest rate	49.5	75.3	32.5	35.7	46.4	29.2	48.7	73.1	33.2
Credit	50.3	66.7	35.9	69.5	87.1	54.8	138.3	154.4	120.7
Real estate/mortgage	36.9	45.0	31.2	47.8	61.1	31.5	93.7	139.5	73.9
Equities	40.7	54.8	28.6	36.8	51.1	26.7	50.1	82.8	25.1
Commodities	13.1	16.6	8.4	12.1	16.1	8.4	23.9	29.5	17.9
Portfolio diversification	(125.4)	—	—	(132.1)	—	—	(199.5)	—	—
Total market-based trading portfolio	$84.1	$114.5	$50.1	$88.4	$114.0	$75.0	$183.9	$260.5	$140.3

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

The $4 million decrease in average VaR for the three months ended March 31, 2012 compared to December 31, 2011 was primarily due to continued reduction in risk during the period. This was driven primarily by decreases in credit and real estate where average VaR decreased $19 million and $11 million, partially offset by an increase in interest rate VaR of $14 million.

Counterparty credit risk is an adjustment to the mark-to-market value of our derivative exposures to reflect the impact of the credit quality of counterparties on our derivative assets. Since counterparty credit exposure is not included in the VaR component of the regulatory capital allocation, we do not include it in our trading VaR, and it is therefore not included in the daily trading-related revenue illustrated in our histogram or used for backtesting.

Trading Portfolio Stress Testing

Because the very nature of a VaR model suggests results can exceed our estimates, and is dependent on a limited lookback window, we also "stress test" our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from pre-defined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process has been in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 60.

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

The spot and 12-month forward monthly rates used in our baseline forecasts at March 31, 2012 and December 31, 2011 are presented in Table 59.

Table 59
Forward Rates
	March 31, 2012			December 31, 2011
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.47%	2.29%	0.25%	0.58%	2.03%
12-month forward rates	0.25	0.55	2.62	0.25	0.75	2.29

Table 60 shows the pre-tax dollar impact to forecasted core net interest income over the next twelve months from March 31, 2012 and December 31, 2011, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they provide a comprehensive view of our interest rate risk exposure and are meaningful in the context of the current rate environment. Given the potential volatility in long end rates and our sensitivity to those rates, we have replaced gradual shocks previously reported with instantaneous shocks. For further discussion of core net interest income, see page 21.

Table 60
Estimated Core Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	March 31 2012	December 31 2011
+100 bps instantaneous parallel shift	+100	+100	$2,780	$2,883
-50 bps instantaneous parallel shift	-50	-50	(1,486)	(1,795)
Flatteners
Short end instantaneous change	+100	—	1,216	979
Long end instantaneous change	—	-50	(1,216)	(1,319)
Steepeners
Short end instantaneous change	-50	—	(270)	(464)
Long end instantaneous change	—	+100	1,580	1,935

The sensitivity analysis in Table 60 assumes that we take no action in response to these rate shocks. Our core net interest income was asset sensitive to a parallel move in interest rates at both March 31, 2012 and December 31, 2011. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity. An increase in long end rates contributed to the decrease in asset sensitivity between March 31, 2012 and December 31, 2011.

Securities

The securities portfolio is an integral part of our ALM positioning and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At March 31, 2012 and December 31, 2011, we held AFS debt securities of $297.0 billion and $276.2 billion. During the three months ended March 31, 2012 and 2011, we purchased AFS debt securities of $66.9 billion and $23.5 billion, sold $25.8 billion and $10.9 billion, and had maturities and received paydowns of $15.8 billion and $17.7 billion. We realized $752 million and $546 million in net gains on sales of debt securities during the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, we held $34.2 billion and $35.3 billion of held-to-maturity securities. The decrease of $1.1 billion in held-to-maturity securities was primarily due to paydowns.

Accumulated OCI primarily included after-tax net unrealized gains of $2.2 billion on AFS debt securities at March 31, 2012 and $7.5 billion on AFS marketable equity securities at March 31, 2011. For additional information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The amount of pre-tax net unrealized gains on AFS debt securities decreased by $1.5 billion during the three months ended March 31, 2012 to $3.5 billion primarily due to sales and increased interest rates. For additional information on our securities portfolio, see Note 4 – Securities to the Consolidated Financial Statements.

We recognized $40 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in the three months ended March 31, 2012 compared to $88 million for the same period in the prior year. The recognition of OTTI losses on AFS debt and marketable equity securities is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At March 31, 2012 and December 31, 2011, our residential mortgage portfolio was $256.4 billion and $262.3 billion which excludes $881 million and $906 million in residential mortgage loans accounted for under the fair value option. For more information on consumer fair value option loans, see Consumer Credit Risk – Consumer Loans Accounted for Under the Fair Value Option on page 81. Outstanding residential mortgage loans decreased $5.9 billion at March 31, 2012 compared to December 31, 2011 as new origination volume was more than offset by paydowns, charge-offs and transfers to foreclosed properties.

During the three months ended March 31, 2012 and 2011, we retained $8.3 billion and $10.8 billion in first-lien mortgages originated by CRES and GWIM. We received paydowns of $12.5 billion and $11.8 billion in the three months ended March 31, 2012 and 2011. There were no loans securitized during the three months ended March 31, 2012 and 2011 which we retained. There were no purchases of residential mortgages related to ALM activities during the three months ended March 31, 2012 compared to $72 million for the same period in 2011. We sold $19 million and $23 million of residential mortgages during the three months ended March 31, 2012 and 2011, all of which consisted of originated residential mortgages. Net gains on these transactions were minimal.

Interest Rate and Foreign Exchange Derivative Contracts

Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to manage our interest rate and foreign exchange risk. We use derivatives to hedge the variability in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For additional information on our hedging activities, see Note 3 – Derivatives to the Consolidated Financial Statements.

Our interest rate contracts are generally non-leveraged generic interest rate and foreign exchange basis swaps, options, futures and forwards. In addition, we use foreign exchange contracts, including cross-currency interest rate swaps, foreign currency forward contracts and options to mitigate the foreign exchange risk associated with foreign currency-denominated assets and liabilities.

Changes to the composition of our derivatives portfolio during the three months ended March 31, 2012 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 61 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and estimated duration of our open ALM derivatives at March 31, 2012 and December 31, 2011. These amounts do not include derivative hedges on our MSRs.

Table 61
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			March 31, 2012
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$12,535								5.75
Notional amount		$109,451	$21,722	$8,144	$7,604	$10,719	$11,465	$49,797
Weighted-average fixed-rate		4.00%	2.55%	3.70%	3.79%	3.98%	3.96%	4.73%
Pay-fixed interest rate swaps (1, 2)	(9,515)								11.80
Notional amount		$71,558	$1,004	$1,487	$1,680	$15,026	$2,212	$50,149
Weighted-average fixed-rate		3.27%	1.36%	2.66%	1.76%	2.35%	2.39%	3.69%
Same-currency basis swaps (3)	83
Notional amount		$238,986	$37,030	$52,150	$51,468	$28,519	$18,568	$51,251
Foreign exchange basis swaps (2, 4, 5)	2,678
Notional amount		203,799	36,133	32,433	43,900	21,766	15,571	53,996
Option products (6)	(1,728)
Notional amount (7)		9,054	250	2,950	600	300	400	4,554
Foreign exchange contracts (2, 5, 8)	4,028
Notional amount (7)		63,661	27,251	7,159	10,114	2,073	2,685	14,379
Futures and forward rate contracts	28
Notional amount (7)		10,788	10,788	—	—	—	—	—
Net ALM contracts	$8,109

			December 31, 2011
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$13,989								5.99
Notional amount		$105,938	$22,422	$8,144	$7,604	$10,774	$11,660	$45,334
Weighted-average fixed-rate		4.09%	2.65%	3.70%	3.79%	4.01%	3.96%	4.98%
Pay-fixed interest rate swaps (1, 2)	(13,561)								12.17
Notional amount		$77,985	$2,150	$1,496	$1,750	$15,026	$8,951	$48,612
Weighted-average fixed-rate		3.29%	1.45%	2.68%	1.80%	2.35%	3.13%	3.76%
Same-currency basis swaps (3)	61
Notional amount		$222,641	$44,898	$83,248	$35,678	$14,134	$17,113	$27,570
Foreign exchange basis swaps (2, 4, 5)	3,409
Notional amount		262,428	60,359	49,161	55,111	20,401	43,360	34,036
Option products (6)	(1,875)
Notional amount (7)		10,413	1,500	2,950	600	300	458	4,605
Foreign exchange contracts (2, 5, 8)	2,522
Notional amount (7)		52,328	20,470	3,556	10,165	2,071	2,603	13,463
Futures and forward rate contracts	153
Notional amount (7)		12,160	12,160	—	—	—	—	—
Net ALM contracts	$4,698

(1)
At March 31, 2012 and December 31, 2011, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and which will not be effective until their respective contractual start dates totaled $263 million and $1.7 billion. The forward starting pay-fixed swap positions at March 31, 2012 and December 31, 2011 were $8.5 billion and $8.8 billion.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged using derivatives designated as fair value hedging instruments that substantially offset the fair values of these derivatives.

(3)
At March 31, 2012 and December 31, 2011, the notional amount of same-currency basis swaps consisted of $239.0 billion and $222.6 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $9.1 billion at March 31, 2012 were comprised of $17 million in purchased caps/floors and $9.0 billion in swaptions. Option products of $10.4 billion at December 31, 2011 were comprised of $30 million in purchased caps/floors and $10.4 billion in swaptions.

(7)	Reflects the net of long and short positions.

(8)
The notional amount of foreign exchange contracts of $63.7 billion at March 31, 2012 was comprised of $38.3 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $0 in foreign currency-denominated pay-fixed swaps, and $25.4 billion in net foreign currency forward rate contracts. Foreign exchange contracts of $52.3 billion at December 31, 2011 were comprised of $40.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $647 million in foreign currency-denominated pay-fixed swaps and $12.4 billion in net foreign currency forward rate contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.4 billion and $3.8 billion at March 31, 2012 and December 31, 2011. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at March 31, 2012, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.3 billion, or 25 percent, within the next year, 55 percent in years two through five, and 13 percent in years six through ten, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax losses on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at March 31, 2012.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At March 31, 2012 and December 31, 2011, the notional amount of derivatives economically hedging the IRLCs and residential first mortgage LHFS was $32.3 billion and $14.7 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures, as well as MBS and U.S. Treasuries as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $2.6 trillion and $48.2 billion at March 31, 2012 and $2.6 trillion and $46.3 billion at December 31, 2011. For the three months ended March 31, 2012, we recorded losses in mortgage banking income of $458 million related to the change in fair value of these economic hedges compared to losses of $244 million for the same period in the prior year. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 30.

Compliance Risk Management

Compliance risk arises from the failure to adhere to laws, rules, regulations, and internal policies and procedures. Compliance risk can expose the Corporation to reputational risks as well as fines, civil money penalties or payment of damages and can lead to diminished business opportunities and diminished ability to expand key operations. Compliance is at the core of the Corporation’s culture and is a key component of risk management discipline.

The Global Compliance organization is responsible for driving a culture of compliance; establishing compliance program standards and policies; executing, monitoring and testing of business controls; performing risk assessments on the businesses’ adherence to laws, rules and standards as well as effectiveness of business controls; delivering compliance risk reporting; and ensuring the identification, escalation and timely mitigation of emerging and existing compliance risks. Global Compliance is also responsible for facilitating processes to effectively manage and influence the dynamic regulatory environment and build constructive relationships with regulators.

The Board provides oversight of compliance risks through its Audit Committee.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, not solely in operations functions, and its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Global banking guidelines and country-specific requirements for managing operational risk were established in Basel II which requires that the Corporation has internal operational risk management processes to assess and measure operational risk exposure and to set aside appropriate capital to address those exposures.

We approach operational risk management from two perspectives to best manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the line of business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. A sound internal governance structure enhances the effectiveness of the Corporation's Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the Chief Risk Officer and a variety of management committees and risk oversight groups aligned to the Corporation's overall risk governance framework and practices. Of these, the Compliance and Operational Risk Committee (CORC) oversees and approves the Corporation's policies and processes for sound operational management. The CORC also serves as an escalation point for critical operational risk matters within the Corporation. The CORC reports operational risk activities to the Enterprise Risk Committee of the Board.

Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to the businesses, enterprise control functions, senior management, governance committees and the Board.

The business and enterprise control functions are responsible for all the risks within the business line, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis, and risk and control self assessments, operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, mitigate and monitor risk in each business and enterprise control function.

Independent review and challenge to the Corporation's overall operational risk management framework is performed by the Corporate Operational Risk Validation Team.

For more information on our operational risk management activities, see page 119 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K, are essential in understanding the Management's Discussion and Analysis of Financial Condition and Results of Operations. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.

The more judgmental estimates impacting results for the three months ended March 31, 2012 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

For additional information, see Complex Accounting Estimates on page 120 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Level 3 Assets and Liabilities

Financial assets and liabilities whose values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting guidance. The Level 3 financial assets and liabilities include certain loans, MBS, ABS, CDOs and structured liabilities, as well as highly structured, complex or long-dated derivative contracts, private equity investments and consumer MSRs. The fair value of these Level 3 financial assets and liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation.

Table 62
Level 3 Asset and Liability Summary
	March 31, 2012			December 31, 2011
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$11,084	24.40%	0.51%	$11,455	22.21%	0.54%
Derivative assets	11,315	24.91	0.52	14,366	27.85	0.67
AFS debt securities	6,301	13.87	0.29	8,012	15.53	0.38
All other Level 3 assets at fair value	16,720	36.82	0.76	17,744	34.41	0.83
Total Level 3 assets at fair value (1)	$45,420	100.00%	2.08%	$51,577	100.00%	2.42%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$7,128	73.07%	0.37%	$8,500	73.46%	0.45%
Long-term debt	2,500	25.63	0.13	2,943	25.43	0.15
All other Level 3 liabilities at fair value	127	1.30	—	128	1.11	0.01
Total Level 3 liabilities at fair value (1)	$9,755	100.00%	0.50%	$11,571	100.00%	0.61%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.

During the three months ended March 31, 2012, we recognized net gains of $74 million on Level 3 assets and liabilities, the more significant components of which were gains on trading account assets and MSRs, as well as loans and LHFS accounted for under the fair value option, offset by losses on net derivative assets and long-term debt. Gains on trading account assets were primarily driven by favorable mark-to-market movement on corporate securities and mortgages. Unrealized gains on MSRs were primarily driven by higher forecasted mortgage rates, which resulted in lower forecasted prepayment speeds during the quarter. Unrealized gains on consumer loans and LHFS related to lower discount rates used to price the loans as a result of the lower rate environment and favorable mark-to-market movement on loans held in consolidated VIEs. Unrealized net losses on net derivative assets were the result of tightening of spreads with counterparties. Unrealized losses on long-term debt related to mark-to-market movement on equity-linked structured notes. There were net unrealized gains of $54 million in accumulated OCI on Level 3 assets and liabilities at March 31, 2012. For additional information on the components of net realized and unrealized gains during three months ended March 31, 2012, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements.

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

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For additional information on the significant transfers into and out of Level 3 during three months ended March 31, 2012, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements.

Representations and Warranties

The methodology used to estimate the liability for obligations under representations and warranties related to transfers of residential mortgage loans is a function of the representations and warranties given and considers a variety of factors. Depending upon the counterparty, these factors include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that we will receive a repurchase request, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that we will be required to repurchase a loan. It also considers other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, as appropriate. The estimate of the liability for obligations under representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of our liability.

The provision for representations and warranties may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimated range of possible loss related to non-GSE representations and warranties exposure has been disclosed. For the GSE claims where we have established a representations and warranties liability as discussed in Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, an assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $850 million or decrease of approximately $750 million in the representations and warranties liability as of March 31, 2012. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 44, as well as Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements herein and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Glossary
Alt-A Mortgage – A type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or “prime,” and less risky than “subprime,” the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher LTVs.
Assets in Custody – Consist largely of custodial and non-discretionary trust assets excluding brokerage assets administered for clients. Trust assets encompass a broad range of asset types including real estate, private company ownership interest, personal property and investments.
Assets Under Management (AUM) – The total market value of assets under the investment advisory and discretion of GWIM which generate asset management fees based on a percentage of the assets’ market values. AUM reflects assets that are generally managed for institutional, high net-worth and retail clients, and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts.
Carrying Value (with respect to loans) – The amount at which a loan is recorded on the balance sheet. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For PCI loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held-for-sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For loans for which we have elected the fair value option, the carrying value is fair value.
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
Credit Derivatives – Contractual agreements that provide protection against a credit event on one or more referenced obligations. The nature of a credit event is established by the protection purchaser and protection seller at the inception of the transaction, and such events generally include bankruptcy or insolvency of the referenced credit entity, failure to meet payment obligations when due, as well as acceleration of indebtedness and payment repudiation or moratorium. The purchaser of the credit derivative pays a periodic fee in return for a payment by the protection seller upon the occurrence, if any, of such a credit event. A credit default swap is a type of a credit derivative.
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
Nonperforming Loans and Leases – Includes loans and leases that have been placed on nonaccrual status, including nonaccruing loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties (TDRs). Loans accounted for under the fair value option, PCI loans and LHFS are not reported as nonperforming loans and leases. Consumer credit card loans, business card loans, consumer loans not secured by real estate, and consumer loans secured by real estate, which include loans insured by the FHA and individually insured long-term credit protection agreements with FNMA and FHLMC (fully-insured loan portfolio), are not placed on nonaccrual status and are, therefore, not reported as nonperforming loans and leases.
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
Tier 1 Common Capital – Tier 1 capital less preferred stock, qualifying trust preferred securities, hybrid securities and qualifying noncontrolling interest in subsidiaries.
Troubled Debt Restructurings (TDRs) – Loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Certain consumer loans for which a binding offer to restructure has been extended are also classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. TDRs are generally reported as nonperforming loans and leases while on nonaccrual status. Nonperforming TDRs may be returned to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which they are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives unless and until they cease to perform in accordance with their modified contractual terms, at which time they would be placed on nonaccrual status and reported as nonperforming TDRs.
Value-at-Risk (VaR) – VaR represents the worst loss a portfolio is expected to experience based on historical trends with a given level of confidence, and depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios and is a key statistic used to measure and manage market risk.

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability Market Risk Committee
ARM	Adjustable-rate mortgage
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CORC	Compliance and Operational Risk Committee
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
DVA	Debit valuation adjustment
EAD	Exposure at default
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GMRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HFI	Held-for-investment
HPI	Home Price Index
HUD	U.S. Department of Housing and Urban Development
IPO	Initial public offering
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MSA	Metropolitan statistical area
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PPI	Payment protection insurance
RMBS	Residential mortgage-backed securities
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
TLGP	Temporary Liquidity Guarantee Program
VA	U.S. Department of Veterans Affairs

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 105 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended March 31
(Dollars in millions, except per share information)	2012	2011
Interest income
Loans and leases	$10,173	$11,929
Debt securities	2,725	2,882
Federal funds sold and securities borrowed or purchased under agreements to resell	460	517
Trading account assets	1,352	1,626
Other interest income	751	968
Total interest income	15,461	17,922

Interest expense
Deposits	549	839
Short-term borrowings	881	1,184
Trading account liabilities	477	627
Long-term debt	2,708	3,093
Total interest expense	4,615	5,743
Net interest income	10,846	12,179

Noninterest income
Card income	1,457	1,828
Service charges	1,912	2,032
Investment and brokerage services	2,876	3,101
Investment banking income	1,217	1,578
Equity investment income	765	1,475
Trading account profits	2,075	2,722
Mortgage banking income	1,612	630
Insurance income (loss)	(60)	613
Gains on sales of debt securities	752	546
Other income (loss)	(1,134)	261
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(51)	(111)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	11	23
Net impairment losses recognized in earnings on available-for-sale debt securities	(40)	(88)
Total noninterest income	11,432	14,698
Total revenue, net of interest expense	22,278	26,877

Provision for credit losses	2,418	3,814

Noninterest expense
Personnel	10,188	10,168
Occupancy	1,142	1,189
Equipment	611	606
Marketing	465	564
Professional fees	783	646
Amortization of intangibles	319	385
Data processing	856	695
Telecommunications	400	371
Other general operating	4,377	5,457
Merger and restructuring charges	—	202
Total noninterest expense	19,141	20,283
Income before income taxes	719	2,780
Income tax expense	66	731
Net income	$653	$2,049
Preferred stock dividends	325	310
Net income applicable to common shareholders	$328	$1,739

Per common share information
Earnings	$0.03	$0.17
Diluted earnings	0.03	0.17
Dividends paid	0.01	0.01
Average common shares issued and outstanding (in thousands)	10,651,367	10,075,875
Average diluted common shares issued and outstanding (in thousands)	10,761,917	10,181,351
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Net income	$653	$2,049
Other comprehensive income, net-of-tax:
Net change in available-for-sale debt and marketable equity securities	(924)	161
Net change in derivatives	382	266
Employee benefit plan adjustments	952	75
Net change in foreign currency translation adjustments	31	27
Other comprehensive income	441	529
Comprehensive income	$1,094	$2,578
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	March 31 2012	December 31 2011
Assets
Cash and cash equivalents	$128,792	$120,102
Time deposits placed and other short-term investments	20,479	26,004
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $95,003 and $87,453 measured at fair value)	225,784	211,183
Trading account assets (includes $100,543 and $80,130 pledged as collateral)	209,775	169,319
Derivative assets	59,051	73,023
Debt securities:
Available-for-sale (includes $62,781 and $69,021 pledged as collateral)	297,040	276,151
Held-to-maturity, at cost (fair value - $34,440 and $35,442; $20,811 and $24,009 pledged as collateral)	34,205	35,265
Total debt securities	331,245	311,416
Loans and leases (includes $9,192 and $8,804 measured at fair value and $61,761 and $73,463 pledged as collateral)	902,294	926,200
Allowance for loan and lease losses	(32,211)	(33,783)
Loans and leases, net of allowance	870,083	892,417
Premises and equipment, net	13,104	13,637
Mortgage servicing rights (includes $7,589 and $7,378 measured at fair value)	7,723	7,510
Goodwill	69,976	69,967
Intangible assets	7,696	8,021
Loans held-for-sale (includes $7,558 and $7,630 measured at fair value)	12,973	13,762
Customer and other receivables	74,358	66,999
Other assets (includes $35,671 and $37,084 measured at fair value)	150,410	145,686
Total assets	$2,181,449	$2,129,046

Assets of consolidated VIEs included in total assets above (substantially all pledged as collateral)
Trading account assets	$8,920	$8,595
Derivative assets	1,109	1,634
Loans and leases	133,742	140,194
Allowance for loan and lease losses	(4,509)	(5,066)
Loans and leases, net of allowance	129,233	135,128
Loans held-for-sale	1,577	1,635
All other assets	3,118	4,769
Total assets of consolidated VIEs	$143,957	$151,761
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	March 31 2012	December 31 2011
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$338,215	$332,228
Interest-bearing (includes $3,191 and $3,297 measured at fair value)	630,822	624,814
Deposits in non-U.S. offices:
Noninterest-bearing	7,240	6,839
Interest-bearing	65,034	69,160
Total deposits	1,041,311	1,033,041
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $54,434 and $34,235 measured at fair value)	258,491	214,864
Trading account liabilities	70,414	60,508
Derivative liabilities	49,172	59,520
Commercial paper and other short-term borrowings (includes $6,395 and $6,558 measured at fair value)	39,254	35,698
Accrued expenses and other liabilities (includes $18,459 and $15,743 measured at fair value and $651 and $714 of reserve for unfunded lending commitments)	135,396	123,049
Long-term debt (includes $51,037 and $46,239 measured at fair value)	354,912	372,265
Total liabilities	1,948,950	1,898,945
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities, Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 3,685,410 and 3,689,084 shares	18,788	18,397
Common stock and additional paid-in capital, $0.01 par value; authorized — 12,800,000,000 shares; issued and outstanding — 10,775,604,276 and 10,535,937,957 shares	157,973	156,621
Retained earnings	60,734	60,520
Accumulated other comprehensive income (loss)	(4,996)	(5,437)
Total shareholders’ equity	232,499	230,101
Total liabilities and shareholders’ equity	$2,181,449	$2,129,046

Liabilities of consolidated VIEs included in total liabilities above
Commercial paper and other short-term borrowings (includes $725 and $650 of non-recourse liabilities)	$5,598	$5,777
Long-term debt (includes $39,990 and $44,976 of non-recourse debt)	44,267	49,054
All other liabilities (includes $104 and $225 of non-recourse liabilities)	978	1,116
Total liabilities of consolidated VIEs	$50,843	$55,947
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2010	$16,562	10,085,155	$150,905	$60,849	$(66)	$(2)	$228,248
Net income				2,049			2,049
Net change in available-for-sale debt and marketable equity securities					161		161
Net change in derivatives					266		266
Employee benefit plan adjustments					75		75
Net change in foreign currency translation adjustments					27		27
Dividends paid:
Common				(105)			(105)
Preferred				(310)			(310)
Common stock issued under employee plans and related tax effects		46,648	474			(10)	464
Other						1	1
Balance, March 31, 2011	$16,562	10,131,803	$151,379	$62,483	$463	$(11)	$230,876

Balance, December 31, 2011	$18,397	10,535,938	$156,621	$60,520	$(5,437)	$—	$230,101
Net income				653			653
Net change in available-for-sale debt and marketable equity securities					(924)		(924)
Net change in derivatives					382		382
Employee benefit plan adjustments					952		952
Net change in foreign currency translation adjustments					31		31
Dividends paid:
Common				(114)			(114)
Preferred				(369)			(369)
Issuance of preferred stock	687						687
Common stock issued in connection with exchanges of preferred stock and trust preferred securities	(296)	49,867	412	44			160
Common stock issued under employee plans and related tax effects		189,799	940				940
Balance, March 31, 2012	$18,788	10,775,604	$157,973	$60,734	$(4,996)	$—	$232,499
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Operating activities
Net income	$653	$2,049
Reconciliation of net income to net cash used in operating activities:
Provision for credit losses	2,418	3,814
Gains on sales of debt securities	(752)	(546)
Depreciation and premises improvements amortization	468	507
Amortization of intangibles	319	385
Deferred income taxes	(195)	292
Net (increase) decrease in trading and derivative instruments	(27,168)	7,750
Net increase in other assets	(11,181)	(5,099)
Net increase (decrease) in accrued expenses and other liabilities	12,150	(16,827)
Other operating activities, net	7,685	7,099
Net cash used in operating activities	(15,603)	(576)
Investing activities
Net decrease in time deposits placed and other short-term investments	5,525	2,726
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(14,601)	(24,440)
Proceeds from sales of available-for-sale debt securities	26,594	11,410
Proceeds from paydowns and maturities of available-for-sale debt securities	15,804	17,715
Purchases of available-for-sale debt securities	(66,902)	(23,479)
Proceeds from paydowns and maturities of held-to-maturity debt securities	972	—
Proceeds from sales of loans and leases	487	470
Other changes in loans and leases, net	20,038	1,326
Net sales (purchases) of premises and equipment	65	(352)
Proceeds from sales of foreclosed properties	772	579
Other investing activities, net	(160)	77
Net cash used in investing activities	(11,406)	(13,968)
Financing activities
Net increase in deposits	8,270	9,745
Net increase in federal funds purchased and securities loaned or sold under agreements to repurchase	43,627	15,162
Net increase (decrease) in commercial paper and other short-term borrowings	3,506	(1,638)
Proceeds from issuance of long-term debt	10,275	8,621
Retirement of long-term debt	(30,770)	(27,957)
Proceeds from issuance of preferred stock	687	—
Cash dividends paid	(483)	(415)
Excess tax benefits on share-based payments	10	39
Other financing activities, net	17	—
Net cash provided by financing activities	35,139	3,557
Effect of exchange rate changes on cash and cash equivalents	560	102
Net increase (decrease) in cash and cash equivalents	8,690	(10,885)
Cash and cash equivalents at January 1	120,102	108,427
Cash and cash equivalents at March 31	$128,792	$97,542
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

These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior period amounts have been reclassified to conform to current period presentation.

New Accounting Pronouncements

Effective January 1, 2012, the Corporation adopted new accounting guidance, on a prospective basis, that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial position or results of operations.

Effective January 1, 2012, the Corporation adopted amendments to the fair value accounting guidance. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of "blockage factors" in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments also prescribe additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial position or results of operations. For the new disclosures, see Note 15 – Fair Value Measurements and Note 17 – Fair Value of Financial Instruments.

Effective January 1, 2012, the Corporation adopted new accounting guidance on the presentation of comprehensive income in financial statements. The Corporation adopted the new guidance by reporting the components of comprehensive income in two separate but consecutive statements. For the new statement and related information, see the Consolidated Statement of Comprehensive Income and Note 12 – Accumulated Other Comprehensive Income (Loss).

NOTE 2 – Trading Account Assets and Liabilities

The table below presents the components of trading account assets and liabilities at March 31, 2012 and December 31, 2011.

(Dollars in millions)	March 31 2012	December 31 2011
Trading account assets
U.S. government and agency securities (1)	$69,664	$52,613
Corporate securities, trading loans and other	39,110	36,571
Equity securities	33,335	23,674
Non-U.S. sovereign debt	52,071	42,946
Mortgage trading loans and asset-backed securities	15,595	13,515
Total trading account assets	$209,775	$169,319
Trading account liabilities
U.S. government and agency securities	$20,550	$20,710
Equity securities	21,651	14,594
Non-U.S. sovereign debt	19,046	17,440
Corporate securities and other	9,167	7,764
Total trading account liabilities	$70,414	$60,508

(1)	Includes $24.3 billion and $27.3 billion of government-sponsored enterprise obligations at March 31, 2012 and December 31, 2011.

NOTE 3 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The following tables identify derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2012 and December 31, 2011. Balances are presented on a gross basis, prior to the application of counterparty and collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral applied.

	March 31, 2012
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$38,841.5	$1,169.5	$13.8	$1,183.3	$1,150.9	$8.8	$1,159.7
Futures and forwards	12,811.8	3.4	—	3.4	3.7	—	3.7
Written options	2,440.8	—	—	—	105.2	—	105.2
Purchased options	2,374.5	107.9	—	107.9	—	—	—
Foreign exchange contracts
Swaps	2,441.3	46.5	2.2	48.7	54.1	1.7	55.8
Spot, futures and forwards	2,902.4	27.3	0.4	27.7	28.5	0.6	29.1
Written options	405.7	—	—	—	7.9	—	7.9
Purchased options	370.2	7.5	—	7.5	—	—	—
Equity contracts
Swaps	103.7	2.0	—	2.0	1.8	—	1.8
Futures and forwards	58.0	1.5	—	1.5	1.5	—	1.5
Written options	297.5	—	—	—	20.3	—	20.3
Purchased options	295.3	21.1	—	21.1	—	—	—
Commodity contracts
Swaps	78.1	4.8	0.1	4.9	5.6	—	5.6
Futures and forwards	614.7	5.7	—	5.7	3.4	—	3.4
Written options	163.2	—	—	—	10.9	—	10.9
Purchased options	161.7	10.8	—	10.8	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,747.7	56.8	—	56.8	19.4	—	19.4
Total return swaps/other	22.2	1.4	—	1.4	0.9	—	0.9
Written credit derivatives:
Credit default swaps	1,685.4	19.6	—	19.6	52.8	—	52.8
Total return swaps/other	39.1	0.3	—	0.3	0.2	—	0.2
Gross derivative assets/liabilities		$1,486.1	$16.5	$1,502.6	$1,467.1	$11.1	$1,478.2
Less: Legally enforceable master netting agreements				(1,382.9)			(1,382.9)
Less: Cash collateral applied				(60.6)			(46.1)
Total derivative assets/liabilities				$59.1			$49.2

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2011
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges (2)	Total
Interest rate contracts
Swaps	$40,473.7	$1,490.7	$15.9	$1,506.6	$1,473.0	$12.3	$1,485.3
Futures and forwards	12,105.8	2.9	0.2	3.1	3.4	—	3.4
Written options	2,534.0	—	—	—	117.8	—	117.8
Purchased options	2,467.2	120.0	—	120.0	—	—	—
Foreign exchange contracts
Swaps	2,381.6	48.3	2.6	50.9	58.9	2.2	61.1
Spot, futures and forwards	2,548.8	37.2	1.3	38.5	39.2	0.3	39.5
Written options	368.5	—	—	—	9.4	—	9.4
Purchased options	341.0	9.0	—	9.0	—	—	—
Equity contracts
Swaps	75.5	1.5	—	1.5	1.7	—	1.7
Futures and forwards	52.1	1.8	—	1.8	1.5	—	1.5
Written options	367.1	—	—	—	17.7	—	17.7
Purchased options	360.2	19.6	—	19.6	—	—	—
Commodity contracts
Swaps	73.8	4.9	0.1	5.0	5.9	—	5.9
Futures and forwards	470.5	5.3	—	5.3	3.2	—	3.2
Written options	142.3	—	—	—	9.5	—	9.5
Purchased options	141.3	9.5	—	9.5	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,944.8	95.8	—	95.8	13.8	—	13.8
Total return swaps/other	17.5	0.6	—	0.6	0.3	—	0.3
Written credit derivatives:
Credit default swaps	1,885.9	14.1	—	14.1	90.5	—	90.5
Total return swaps/other	17.8	0.5	—	0.5	0.7	—	0.7
Gross derivative assets/liabilities		$1,861.7	$20.1	$1,881.8	$1,846.5	$14.8	$1,861.3
Less: Legally enforceable master netting agreements				(1,749.9)			(1,749.9)
Less: Cash collateral applied				(58.9)			(51.9)
Total derivative assets/liabilities				$73.0			$59.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)	Excludes $191 million of long-term debt designated as a hedge of foreign currency risk.

ALM and Risk Management Derivatives

The Corporation’s asset and liability management (ALM) and risk management activities include the use of derivatives to mitigate risk to the Corporation including derivatives designated as qualifying accounting hedges and economic hedges. Interest rate, commodity, credit and foreign exchange contracts are utilized in the Corporation’s ALM and risk management activities.

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

Interest rate and market risk can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures as economic hedges of the fair value of mortgage servicing rights (MSRs). For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

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

The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include credit default swaps (CDS), total return swaps and swaptions. These derivatives are accounted for as economic hedges and changes in fair value are recorded in other income (loss).

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

Fair Value Hedges

The table below summarizes certain information related to fair value hedges for the three months ended March 31, 2012 and 2011.

Derivatives Designated as Fair Value Hedges
	Three Months Ended March 31
	2012
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(1,001)	$764	$(237)
Interest rate and foreign currency risk on long-term debt (1)	155	(173)	(18)
Interest rate risk on AFS securities (2)	2,948	(2,801)	147
Commodity price risk on commodity inventory (3)	23	(23)	—
Total	$2,125	$(2,233)	$(108)

	2011
Interest rate risk on long-term debt (1)	$(934)	$789	$(145)
Interest rate and foreign currency risk on long-term debt (1)	749	(806)	(57)
Interest rate risk on AFS securities (2)	1,152	(1,084)	68
Commodity price risk on commodity inventory (3)	(4)	4	—
Total	$963	$(1,097)	$(134)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on AFS securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2012 and 2011. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of approximately $1.3 billion ($822 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude losses of $7 million related to long-term debt designated as a net investment hedge for the three months ended March 31, 2012 compared to $161 million for the same period in 2011.

Derivatives Designated as Cash Flow Hedges
	Three Months Ended March 31
	2012
(Dollars in millions, amounts pre-tax)	Gains (losses) Recognized in Accumulated OCI on Derivatives	Gains (losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Interest rate risk on variable rate portfolios	$107	$(152)	$—
Commodity price risk on forecasted purchases and sales	—	(5)	—
Price risk on restricted stock awards	305	(37)	—
Total	$412	$(194)	$—
Net investment hedges
Foreign exchange risk	$(1,029)	$(41)	$(7)

	2011
Interest rate risk on variable rate portfolios	$156	$(305)	$(4)
Commodity price risk on forecasted purchases and sales	(8)	2	(2)
Price risk on restricted stock awards	(55)	(26)	—
Total	$93	$(329)	$(6)
Net investment hedges
Foreign exchange risk	$(962)	$423	$(111)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

The Corporation enters into equity total return swaps to hedge a portion of restricted stock units (RSUs) granted to certain employees as part of their compensation. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances, and certain awards may be settled in cash. These RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. From time to time, the Corporation may enter into equity derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of any RSUs that may be granted, if any, subject to similar or other terms and conditions. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with the changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on RSUs and related hedges, see Note 14 – Pension, Postretirement and Certain Compensation Plans.

Derivatives Accounted for as Economic Hedges

Derivatives accounted for as economic hedges, because either they did not qualify for or were not designated as accounting hedges, are used by the Corporation to reduce certain risk exposures. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2012 and 2011. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

Derivatives Accounted for as Economic Hedges
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Price risk on mortgage banking production income (1, 2)	$589	$(55)
Interest rate risk on mortgage banking servicing income (1)	(203)	(145)
Credit risk on loans (3)	(57)	(30)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	376	3,394
Price risk on restricted stock awards (5)	473	(7)
Other	9	(3)
Total	$1,187	$3,154

(1)	Net gains (losses) on these derivatives are recorded in mortgage banking income.

(2)
Includes net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $547 million and $926 million for the three months ended March 31, 2012 and 2011.

(3)	Net losses on these derivatives are recorded in other income (loss).

(4)	The majority of the balance is related to the revaluation of economic hedges of foreign currency-denominated debt which is recorded in other income (loss).

(5)	Gains (losses) on these derivatives are recorded in personnel expense.

Sales and Trading Revenue

The Corporation enters into trading derivatives to facilitate client transactions, for principal trading purposes, and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. The related sales and trading revenue generated within Global Markets is recorded in various income statement line items including trading account profits and net interest income as well as other revenue categories. However, the majority of income related to derivative instruments is recorded in trading account profits.

Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in other income (loss) in the Consolidated Statement of Income. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, all revenue is included in trading account profits. In transactions where the Corporation acts as agent, which includes exchange-traded futures and options, fees are recorded in other income (loss).

Gains (losses) on certain instruments, primarily loans, that the Global Markets business segment shares with Global Banking are not considered trading instruments and are excluded from sales and trading revenue in their entirety.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2012 and 2011. The difference between total trading account profits in the table below and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets.

Sales and Trading Revenue
	Three Months Ended March 31
	2012
(Dollars in millions)	Trading Account Profits	Other Income (Loss) (1, 2)	Net Interest Income	Total
Interest rate risk	$60	$5	$270	$335
Foreign exchange risk	232	(12)	2	222
Equity risk	375	526	7	908
Credit risk	1,141	370	543	2,054
Other risk	230	27	(74)	183
Total sales and trading revenue	$2,038	$916	$748	$3,702

	2011
Interest rate risk	$303	$(21)	$217	$499
Foreign exchange risk	232	(16)	2	218
Equity risk	520	667	52	1,239
Credit risk	1,435	370	726	2,531
Other risk	126	(6)	(33)	87
Total sales and trading revenue	$2,616	$994	$964	$4,574

(1)	Represents investment and brokerage services and other income recorded in Global Markets that the Corporation includes in its definition of sales and trading revenue.

(2)	Other income (loss) includes commissions and brokerage fee revenue of $510 million and $647 million for the three months ended March 31, 2012 and 2011.

Credit Derivatives

The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives derive value based on an underlying third-party referenced obligation or a portfolio of referenced obligations and generally require the Corporation, as the seller of credit protection, to make payments to a buyer upon the occurrence of a pre-defined credit event. Such credit events generally include bankruptcy of the referenced credit entity and failure to pay under the obligation, as well as acceleration of indebtedness and payment repudiation or moratorium. For credit derivatives based on a portfolio of referenced credits or credit indices, the Corporation may not be required to make payment until a specified amount of loss has occurred and/or may only be required to make payment up to a specified amount.

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2012 and December 31, 2011 are summarized in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

Credit Derivative Instruments
	March 31, 2012
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$191	$1,707	$7,681	$4,091	$13,670
Non-investment grade	2,211	6,574	11,102	19,290	39,177
Total	2,402	8,281	18,783	23,381	52,847
Total return swaps/other:
Investment grade	34	—	—	1	35
Non-investment grade	27	20	3	91	141
Total	61	20	3	92	176
Total credit derivatives	$2,463	$8,301	$18,786	$23,473	$53,023
Credit-related notes: (1)
Investment grade	$2	$34	$190	$2,631	$2,857
Non-investment grade	127	81	104	1,134	1,446
Total credit-related notes	$129	$115	$294	$3,765	$4,303
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$164,234	$339,895	$372,803	$126,713	$1,003,645
Non-investment grade	136,646	219,755	195,685	129,642	681,728
Total	300,880	559,650	568,488	256,355	1,685,373
Total return swaps/other:
Investment grade	6,795	—	501	—	7,296
Non-investment grade	23,727	3,523	3,736	794	31,780
Total	30,522	3,523	4,237	794	39,076
Total credit derivatives	$331,402	$563,173	$572,725	$257,149	$1,724,449

(Dollars in millions)		December 31, 2011
Credit default swaps:
Investment grade	$795	$5,011	$17,271	$7,325	$30,402
Non-investment grade	4,236	11,438	18,072	26,339	60,085
Total	5,031	16,449	35,343	33,664	90,487
Total return swaps/other:
Investment grade	—	—	30	1	31
Non-investment grade	522	2	33	128	685
Total	522	2	63	129	716
Total credit derivatives	$5,553	$16,451	$35,406	$33,793	$91,203
Credit-related notes: (1)
Investment grade	$—	$5	$132	$1,925	$2,062
Non-investment grade	124	74	108	1,286	1,592
Total credit-related notes	$124	$79	$240	$3,211	$3,654
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$182,137	$401,914	$477,924	$127,570	$1,189,545
Non-investment grade	133,624	228,327	186,522	147,926	696,399
Total	315,761	630,241	664,446	275,496	1,885,944
Total return swaps/other:
Investment grade	—	—	9,116	—	9,116
Non-investment grade	305	2,023	4,918	1,476	8,722
Total	305	2,023	14,034	1,476	17,838
Total credit derivatives	$316,066	$632,264	$678,480	$276,972	$1,903,782

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

The notional amount represents the maximum amount payable by the Corporation for most credit derivatives. However, the Corporation does not monitor its exposure to credit derivatives based solely on the notional amount because this measure does not take into consideration the probability of occurrence. As such, the notional amount is not a reliable indicator of the Corporation’s exposure to these contracts. Instead, a risk framework is used to define risk tolerances and establish limits to help ensure that certain credit risk-related losses occur within acceptable, predefined limits.

The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at March 31, 2012 was $31.3 billion and $1.1 trillion compared to $48.0 billion and $1.0 trillion at December 31, 2011.

Credit-related notes in the table on page 134 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the over-the-counter (OTC) market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 128, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation’s derivative contracts contain credit risk related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2012 and December 31, 2011, the Corporation held cash and securities collateral of $87.1 billion and $87.7 billion, and posted cash and securities collateral of $74.5 billion and $86.5 billion in the normal course of business under derivative agreements.
At March 31, 2012, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $2.5 billion.

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2012, the current liability recorded for these derivative contracts was $605 million, against which the Corporation and certain subsidiaries had posted $437 million of collateral.

In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure.

In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a further downgrade of the Corporation’s or certain subsidiaries’ credit ratings, counterparties to those agreements may require the Corporation or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies. At March 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $2.7 billion comprised of $2.1 billion for BANA and $539 million for Merrill Lynch & Co., Inc. (Merrill Lynch) and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, an incremental $2.4 billion in additional collateral comprised of $1.8 billion for BANA and $646 million for Merrill Lynch and certain subsidiaries, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2012 was $3.3 billion, against which $2.5 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2012 was an incremental $5.0 billion, against which $4.7 billion of collateral has been posted.

Derivative Valuation Adjustments

The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparties. These adjustments are necessary as the valuation models for derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparties. During the three months ended March 31, 2012 and 2011, credit valuation gains (losses) of $513 million and $148 million ($149 million and $(466) million, net of hedges) for counterparty credit risk related to derivative assets were recognized in trading account profits. At March 31, 2012 and December 31, 2011, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $2.5 billion and $2.8 billion.

In addition, the fair value of the Corporation’s or its subsidiaries’ derivative liabilities is adjusted to reflect the impact of the Corporation’s credit quality. During the three months ended March 31, 2012 and 2011, the Corporation recorded DVA losses of $1.4 billion and $308 million ($1.5 billion and $357 million, net of hedges) in trading account profits for changes in the Corporation’s or its subsidiaries’ credit risk. At March 31, 2012 and December 31, 2011, the Corporation’s cumulative DVA reduced the derivative liabilities balance by $1.3 billion and $2.4 billion.

NOTE 4 – Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of debt and marketable equity securities at March 31, 2012 and December 31, 2011.

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, March 31, 2012
U.S. Treasury and agency securities	$40,609	$231	$(874)	$39,966
Mortgage-backed securities:
Agency	172,335	3,177	(421)	175,091
Agency collateralized mortgage obligations	41,698	802	(145)	42,355
Non-agency residential (1)	11,398	300	(228)	11,470
Non-agency commercial	4,333	567	(1)	4,899
Non-U.S. securities	6,530	56	(18)	6,568
Corporate bonds	2,364	85	(28)	2,421
Other taxable securities, substantially all asset-backed securities	10,595	74	(52)	10,617
Total taxable securities	289,862	5,292	(1,767)	293,387
Tax-exempt securities	3,694	16	(57)	3,653
Total available-for-sale debt securities	$293,556	$5,308	$(1,824)	$297,040
Held-to-maturity debt securities (2)	34,205	246	(11)	34,440
Total debt securities	$327,761	$5,554	$(1,835)	$331,480
Available-for-sale marketable equity securities, March 31, 2012 (3)	$64	$28	$(5)	$87

Available-for-sale debt securities, December 31, 2011
U.S. Treasury and agency securities	$43,433	$242	$(811)	$42,864
Mortgage-backed securities:
Agency	138,073	4,511	(21)	142,563
Agency collateralized mortgage obligations	44,392	774	(167)	44,999
Non-agency residential (1)	14,948	301	(482)	14,767
Non-agency commercial	4,894	629	(1)	5,522
Non-U.S. securities	4,872	62	(14)	4,920
Corporate bonds	2,993	79	(37)	3,035
Other taxable securities, substantially all asset-backed securities	12,889	49	(60)	12,878
Total taxable securities	266,494	6,647	(1,593)	271,548
Tax-exempt securities	4,678	15	(90)	4,603
Total available-for-sale debt securities	$271,172	$6,662	$(1,683)	$276,151
Held-to-maturity debt securities (2)	35,265	181	(4)	35,442
Total debt securities	$306,437	$6,843	$(1,687)	$311,593
Available-for-sale marketable equity securities, December 31, 2011 (3)	$65	$10	$(7)	$68

(1)
At March 31, 2012, includes approximately 92 percent prime bonds, six percent Alt-A bonds and two percent subprime bonds. At December 31, 2011, includes approximately 89 percent prime bonds, nine percent Alt-A bonds and two percent subprime bonds.

(2)	Substantially all U.S. agency mortgage-backed securities.

(3)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.

At March 31, 2012, the accumulated net unrealized gains on available-for-sale (AFS) debt securities included in accumulated OCI were $2.2 billion, net of the related income tax expense of $1.3 billion. At March 31, 2012 and December 31, 2011, the Corporation had nonperforming AFS debt securities of $110 million and $140 million.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three months ended March 31, 2012 and 2011 as presented in the table below. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell the debt securities prior to recovery, the entire impairment is recorded in the Consolidated Statement of Income. For debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Consolidated Statement of Income with the remaining unrealized losses recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI. Balances in the table below exclude $3 million and $10 million of unrealized gains recorded in accumulated OCI related to these securities for the three months ended March 31, 2012 and 2011.

Net Impairment Losses Recognized in Earnings
	Three Months Ended March 31, 2012
(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Other Taxable Securities	Total
Total OTTI losses (unrealized and realized)	$(49)	$(2)	$—	$(51)
Unrealized OTTI losses recognized in accumulated OCI	11	—	—	11
Net impairment losses recognized in earnings	$(38)	$(2)	$—	$(40)

	Three Months Ended March 31, 2011
Total OTTI losses (unrealized and realized)	$(110)	$—	$(1)	$(111)
Unrealized OTTI losses recognized in accumulated OCI	23	—	—	23
Net impairment losses recognized in earnings	$(87)	$—	$(1)	$(88)

The Corporation's net impairment losses recognized in earnings consist of write-downs to fair value on AFS securities the Corporation has the intent to sell or will more-likely-than-not be required to sell and credit losses recognized on AFS securities the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell. The table below presents a rollforward of the credit losses recognized in earnings on AFS debt securities for the three months ended March 31, 2012 and 2011 on securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Balance, beginning of period	$310	$2,135
Additions for credit losses recognized on debt securities that had no previous impairment losses	2	33
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	38	55
Reductions for debt securities sold or intended to be sold	(84)	(1,339)
Balance, March 31	$266	$884

The Corporation estimates the portion of a security's loss attributable to credit using a discounted cash flow model and estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used for the underlying loans that support the mortgage-backed securities (MBS) can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. Based on these assumptions, the Corporation then determines how the underlying collateral cash flows will be distributed to each MBS issued from the applicable special purpose entity. Expected principal and interest cash flows on an impaired AFS debt security are discounted using the effective yield of each individual impaired AFS debt security.

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at March 31, 2012.

Significant Assumptions
		Range (1)
	Weighted-average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	9.0%	3.0%	20.0%
Loss severity	51.0	18.0	64.0
Life default rate	54.0	2.0	99.0

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores and geographic concentrations. The weighted-average severity by collateral type was 46 percent for prime bonds, 51 percent for Alt-A bonds and 62 percent for subprime bonds at March 31, 2012. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 40 percent for prime bonds, 64 percent for Alt-A bonds and 71 percent for subprime bonds at March 31, 2012.

The table below presents the fair value and the associated gross unrealized losses on AFS securities with gross unrealized losses at March 31, 2012 and December 31, 2011, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

Temporarily Impaired and Other-than-temporarily Impaired Securities
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired available-for-sale debt securities at March 31, 2012
U.S. Treasury and agency securities	$847	$(4)	$35,464	$(870)	$36,311	$(874)
Mortgage-backed securities:
Agency	52,479	(411)	426	(10)	52,905	(421)
Agency collateralized mortgage obligations	10,223	(121)	933	(24)	11,156	(145)
Non-agency residential	1,520	(33)	2,469	(167)	3,989	(200)
Non-agency commercial	39	(1)	—	—	39	(1)
Non-U.S. securities	1,110	(16)	159	(2)	1,269	(18)
Corporate bonds	247	(19)	90	(9)	337	(28)
Other taxable securities	6,048	(23)	1,299	(29)	7,347	(52)
Total taxable securities	72,513	(628)	40,840	(1,111)	113,353	(1,739)
Tax-exempt securities	709	(9)	1,916	(48)	2,625	(57)
Total temporarily impaired available-for-sale debt securities	73,222	(637)	42,756	(1,159)	115,978	(1,796)
Temporarily impaired available-for-sale marketable equity securities	—	—	7	(5)	7	(5)
Total temporarily impaired available-for-sale securities	73,222	(637)	42,763	(1,164)	115,985	(1,801)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	60	(14)	306	(14)	366	(28)
Total temporarily impaired and other-than-temporarily impaired available-for-sale securities (2)	$73,282	$(651)	$43,069	$(1,178)	$116,351	$(1,829)

Temporarily impaired available-for-sale debt securities at December 31, 2011
U.S. Treasury and agency securities	$—	$—	$38,269	$(811)	$38,269	$(811)
Mortgage-backed securities:
Agency	4,679	(13)	474	(8)	5,153	(21)
Agency collateralized mortgage obligations	11,448	(134)	976	(33)	12,424	(167)
Non-agency residential	2,112	(59)	3,950	(350)	6,062	(409)
Non-agency commercial	55	(1)	—	—	55	(1)
Non-U.S. securities	1,008	(13)	165	(1)	1,173	(14)
Corporate bonds	415	(29)	111	(8)	526	(37)
Other taxable securities	4,210	(41)	1,361	(19)	5,571	(60)
Total taxable securities	23,927	(290)	45,306	(1,230)	69,233	(1,520)
Tax-exempt securities	1,117	(25)	2,754	(65)	3,871	(90)
Total temporarily impaired available-for-sale debt securities	25,044	(315)	48,060	(1,295)	73,104	(1,610)
Temporarily impaired available-for-sale marketable equity securities	31	(1)	6	(6)	37	(7)
Total temporarily impaired available-for-sale securities	25,075	(316)	48,066	(1,301)	73,141	(1,617)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	158	(28)	489	(45)	647	(73)
Total temporarily impaired and other-than-temporarily impaired available-for-sale securities (2)	$25,233	$(344)	$48,555	$(1,346)	$73,788	$(1,690)

(1)	Includes other-than-temporarily impaired AFS debt securities on which OTTI loss remains in OCI.

(2)
At March 31, 2012, the amortized cost of approximately 4,200 AFS securities exceeded their fair value by $1.8 billion. At December 31, 2011, the amortized cost of approximately 3,800 AFS securities exceeded their fair value by $1.7 billion.

The amortized cost and fair value of the Corporation’s investment in AFS and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), Freddie Mac (FHLMC) and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at March 31, 2012 and December 31, 2011 are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	March 31, 2012		December 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$111,297	$111,915	$87,898	$89,243
Government National Mortgage Association	110,034	112,506	102,960	106,200
Freddie Mac	26,656	26,979	26,617	27,129
U.S Treasury Securities	40,202	39,558	39,946	39,164

The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at March 31, 2012 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Debt Securities Maturities
	March 31, 2012
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$505	0.10%	$796	0.90%	$2,382	5.30%	$36,926	3.10%	$40,609	3.20%
Mortgage-backed securities:
Agency	31	4.60	56,137	3.40	67,526	3.50	48,641	3.20	172,335	3.40
Agency-collateralized mortgage obligations	54	0.70	20,917	1.90	20,708	4.20	19	1.00	41,698	3.00
Non-agency residential	1,164	4.90	6,531	4.60	3,266	4.30	437	3.30	11,398	4.50
Non-agency commercial	156	5.10	4,061	6.70	60	6.80	56	4.80	4,333	6.60
Non-U.S. securities	3,945	0.90	2,364	4.90	220	2.70	1	6.90	6,530	4.70
Corporate bonds	583	1.80	1,245	1.90	397	4.70	139	1.00	2,364	1.90
Other taxable securities	1,191	1.30	5,900	1.50	2,130	2.00	1,374	1.00	10,595	1.50
Total taxable securities	7,629	1.69	97,951	3.18	96,689	3.69	87,593	3.12	289,862	3.35
Tax-exempt securities	42	2.20	917	1.80	831	2.50	1,904	0.30	3,694	1.19
Total amortized cost of AFS debt securities	$7,671	1.69	$98,868	3.17	$97,520	3.68	$89,497	3.06	$293,556	3.33
Total amortized cost of held-to-maturity debt securities (2)	$57	1.80%	$3,871	3.00%	$7,603	3.00%	$22,674	3.10%	$34,205	3.10%

Fair value of AFS debt securities
U.S. Treasury and agency securities	$506		$820		$2,573		$36,067		$39,966
Mortgage-backed securities:
Agency	32		57,128		68,940		48,991		175,091
Agency-collateralized mortgage obligations	54		20,931		21,351		19		42,355
Non-agency residential	1,157		6,645		3,243		425		11,470
Non-agency commercial	158		4,615		69		57		4,899
Non-U.S. securities	3,795		2,545		227		1		6,568
Corporate bonds	588		1,268		433		132		2,421
Other taxable securities	1,192		5,945		2,118		1,362		10,617
Total taxable securities	7,482		99,897		98,954		87,054		293,387
Tax-exempt securities	43		918		831		1,861		3,653
Total fair value of AFS debt securities	$7,525		$100,815		$99,785		$88,915		$297,040
Total fair value of held-to-maturity debt securities (2)	$57		$3,876		$7,634		$22,873		$34,440

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts and excludes the effect of related hedging derivatives.

(2)	Substantially all U.S. agency mortgage-backed securities.

The gross realized gains and losses on sales of debt securities for the three months ended March 31, 2012 and 2011 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Gross gains	$1,173	$554
Gross losses	(421)	(8)
Net gains on sales of debt securities	$752	$546
Income tax expense attributable to realized net gains on sales of debt securities	$278	$202

Certain Corporate and Strategic Investments

At March 31, 2012 and December 31, 2011, the Corporation owned 2.0 billion shares representing approximately one percent of China Construction Bank (CCB). Sales restrictions on these shares continue until August 2013 and accordingly, these shares are carried at cost. The carrying value and cost basis of the investment at both March 31, 2012 and December 31, 2011 was $716 million and the fair value was $1.5 billion and $1.4 billion. This investment is recorded in other assets. The strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas, remains in place.

The Corporation's 49 percent investment in a merchant services joint venture had a carrying value of $3.3 billion and $3.4 billion at March 31, 2012 and December 31, 2011.

NOTE 5 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis at March 31, 2012 and December 31, 2011.

	March 31, 2012
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$1,894	$646	$3,162	$5,702	$169,620			$175,322
Home equity	267	144	470	881	64,380			65,261
Legacy Assets & Servicing portfolio
Residential mortgage	2,779	1,678	30,708	35,165	36,196	$9,748		81,109
Home equity	778	473	1,728	2,979	41,188	11,818		55,985
Discontinued real estate (6)	50	18	320	388	784	9,281		10,453
Credit card and other consumer
U.S. credit card	848	670	1,866	3,384	93,049			96,433
Non-U.S. credit card	138	105	294	537	13,377			13,914
Direct/Indirect consumer (7)	595	266	730	1,591	84,537			86,128
Other consumer (8)	45	16	7	68	2,539			2,607
Total consumer loans	7,394	4,016	39,285	50,695	505,670	30,847		587,212
Consumer loans accounted for under the fair value option (9)							$2,204	2,204
Total consumer	7,394	4,016	39,285	50,695	505,670	30,847	2,204	589,416
Commercial
U.S. commercial	327	40	2,106	2,473	178,255			180,728
Commercial real estate (10)	104	31	3,412	3,547	34,502			38,049
Commercial lease financing	100	6	66	172	21,384			21,556
Non-U.S. commercial	—	—	140	140	52,461			52,601
U.S. small business commercial	151	103	312	566	12,390			12,956
Total commercial loans	682	180	6,036	6,898	298,992			305,890
Commercial loans accounted for under the fair value option (9)							6,988	6,988
Total commercial	682	180	6,036	6,898	298,992		6,988	312,878
Total loans and leases	$8,076	$4,196	$45,321	$57,593	$804,662	$30,847	$9,192	$902,294
Percentage of outstandings	0.90%	0.46%	5.02%	6.38%	89.18%	3.42%	1.02%

(1)	Home loans includes $2.9 billion of fully-insured loans and $1.1 billion of nonperforming loans.

(2)	Home loans includes $21.2 billion of fully-insured loans.

(3)	Home loans includes $3.7 billion of nonperforming loans as all principal and interest are not current or the loans are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgages of $87 million.

(6)	Total outstandings includes $9.3 billion of pay option loans and $1.1 billion of subprime loans. The Corporation no longer originates these products.

(7)
Total outstandings includes dealer financial services loans of $40.2 billion, consumer lending loans of $7.1 billion, U.S. securities-based lending margin loans of $24.0 billion, student loans of $5.7 billion, non-U.S. consumer loans of $7.6 billion and other consumer loans of $1.5 billion.

(8)	Total outstandings includes consumer finance loans of $1.6 billion, other non-U.S. consumer loans of $951 million and consumer overdrafts of $58 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $881 million and discontinued real estate loans of $1.3 billion. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $4.8 billion. See Note 15 – Fair Value Measurements and Note 16 – Fair Value Option for additional information.

(10)	Total outstandings includes U.S. commercial real estate loans of $36.3 billion and non-U.S. commercial real estate loans of $1.7 billion.

	December 31, 2011
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,151	$751	$3,017	$5,919	$172,418			$178,337
Home equity	260	155	429	844	66,211			67,055
Legacy Assets & Servicing portfolio
Residential mortgage	3,195	2,174	32,167	37,536	36,451	$9,966		83,953
Home equity	845	508	1,735	3,088	42,578	11,978		57,644
Discontinued real estate (6)	65	24	351	440	798	9,857		11,095
Credit card and other consumer
U.S. credit card	981	772	2,070	3,823	98,468			102,291
Non-U.S. credit card	148	120	342	610	13,808			14,418
Direct/Indirect consumer (7)	805	338	779	1,922	87,791			89,713
Other consumer (8)	55	21	17	93	2,595			2,688
Total consumer loans	8,505	4,863	40,907	54,275	521,118	31,801		607,194
Consumer loans accounted for under the fair value option (9)							$2,190	2,190
Total consumer	8,505	4,863	40,907	54,275	521,118	31,801	2,190	609,384
Commercial
U.S. commercial	272	83	2,249	2,604	177,344			179,948
Commercial real estate (10)	133	44	3,887	4,064	35,532			39,596
Commercial lease financing	78	13	40	131	21,858			21,989
Non-U.S. commercial	24	—	143	167	55,251			55,418
U.S. small business commercial	142	100	331	573	12,678			13,251
Total commercial loans	649	240	6,650	7,539	302,663			310,202
Commercial loans accounted for under the fair value option (9)							6,614	6,614
Total commercial	649	240	6,650	7,539	302,663		6,614	316,816
Total loans and leases	$9,154	$5,103	$47,557	$61,814	$823,781	$31,801	$8,804	$926,200
Percentage of outstandings	0.99%	0.55%	5.13%	6.67%	88.95%	3.43%	0.95%

(1)	Home loans includes $3.6 billion of fully-insured loans and $770 million of nonperforming loans.

(2)	Home loans includes $21.2 billion of fully-insured loans.

(3)	Home loans includes $1.8 billion of nonperforming loans as all principal and interest are not current or the loans are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgages of $85 million.

(6)	Total outstandings includes $9.9 billion of pay option loans and $1.2 billion of subprime loans. The Corporation no longer originates these products.

(7)
Total outstandings includes dealer financial services loans of $43.0 billion, consumer lending loans of $8.0 billion, U.S. securities-based lending margin loans of $23.6 billion, student loans of $6.0 billion, non-U.S. consumer loans of $7.6 billion and other consumer loans of $1.5 billion.

(8)	Total outstandings includes consumer finance loans of $1.7 billion, other non-U.S. consumer loans of $929 million and consumer overdrafts of $103 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $906 million and discontinued real estate loans of $1.3 billion. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $4.4 billion. See Note 15 – Fair Value Measurements and Note 16 – Fair Value Option for additional information.

(10)	Total outstandings includes U.S. commercial real estate loans of $37.8 billion and non-U.S. commercial real estate loans of $1.8 billion.

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $697 million and $783 million at March 31, 2012 and December 31, 2011. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles, and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At March 31, 2012 and December 31, 2011, the Corporation had a receivable of $368 million and $359 million from these vehicles for reimbursement of losses, and principal of $22.3 billion and $23.9 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $26.0 billion and $24.4 billion at March 31, 2012 and December 31, 2011, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases

During the first quarter of 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans. In accordance with this regulatory interagency guidance, the Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing, and as a result, the Corporation reclassified $1.9 billion of performing home equity loans to nonperforming. The regulatory interagency guidance had no impact on the Corporation's allowance for loan and lease losses or provision expense as the delinquency status of the underlying first-lien was already considered in the Corporation's reserving process.

The table below presents the Corporation’s nonperforming loans and leases including nonperforming troubled debt restructurings (TDRs) and loans accruing past due 90 days or more at March 31, 2012 and December 31, 2011. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for further information on the criteria for classification as nonperforming.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Home loans
Core portfolio
Residential mortgage (2)	$2,433	$2,414	$1,113	$883
Home equity	1,042	439	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	12,616	13,556	20,063	20,281
Home equity	3,318	2,014	—	—
Discontinued real estate	269	290	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	1,866	2,070
Non-U.S. credit card	n/a	n/a	294	342
Direct/Indirect consumer	41	40	697	746
Other consumer	5	15	2	2
Total consumer	19,724	18,768	24,035	24,324
Commercial
U.S. commercial	2,048	2,174	59	75
Commercial real estate	3,404	3,880	8	7
Commercial lease financing	38	26	28	14
Non-U.S. commercial	140	143	—	—
U.S. small business commercial	121	114	190	216
Total commercial	5,751	6,337	285	312
Total consumer and commercial	$25,475	$25,105	$24,320	$24,636

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI portfolio prior to January 1, 2010 of $459 million and $477 million as of March 31, 2012 and December 31, 2011.

(2)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At both March 31, 2012 and December 31, 2011, residential mortgage includes $17.0 billion of loans on which interest has been curtailed by the Federal Housing Administration, and therefore are no longer accruing interest, although principal is still insured, and $4.2 billion of loans on which interest is still accruing.

n/a = not applicable

Credit Quality Indicators

The Corporation monitors credit quality within its Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Within the home loans portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, refreshed quarterly. FICO scores measure the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. The Corporation’s commercial loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

The following tables present certain credit quality indicators for the Corporation’s Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2012 and December 31, 2011.

Home Loans - Credit Quality Indicators (1)
	March 31, 2012
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Assets & Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$78,614	$19,638	$3,768	$44,861	$16,508	$2,509	$836	$5,609
Greater than 90 percent but less than 100 percent	10,882	5,500	1,407	6,826	4,725	1,111	122	992
Greater than 100 percent	16,120	21,891	4,573	13,574	22,934	8,198	214	2,680
Fully-insured loans (4)	69,706	24,332	—	—	—	—	—	—
Total home loans	$175,322	$71,361	$9,748	$65,261	$44,167	$11,818	$1,172	$9,281

Refreshed FICO score (5)
Less than 620	$6,566	$16,086	$3,481	$2,831	$6,995	$1,715	$510	$5,449
Greater than or equal to 620	99,050	30,943	6,267	62,430	37,172	10,103	662	3,832
Fully-insured loans (4)	69,706	24,332	—	—	—	—	—	—
Total home loans	$175,322	$71,361	$9,748	$65,261	$44,167	$11,818	$1,172	$9,281

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

(5)	As of March 31, 2012, refreshed home equity FICO metrics reflect an updated scoring model. Prior periods were adjusted to reflect these updates.

Credit Card and Other Consumer - Credit Quality Indicators
	March 31, 2012
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$7,399	$—	$2,910	$768
Greater than or equal to 620	89,034	—	43,758	829
Other internal credit metrics (2, 3, 4)	—	13,914	39,460	1,010
Total credit card and other consumer	$96,433	$13,914	$86,128	$2,607

(1)	98 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $31.6 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $5.7 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At March 31, 2012, 96 percent of this portfolio was current or less than 30 days past due, two percent was 30-89 days past due and two percent was 90 days past due or more.

Commercial - Credit Quality Indicators (1)
	March 31, 2012
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$171,179	$28,752	$20,371	$51,080	$2,266
Reservable criticized	9,549	9,297	1,185	1,521	723
Refreshed FICO score (3)
Less than 620					515
Greater than or equal to 620					4,662
Other internal credit metrics (3, 4)					4,790
Total commercial credit	$180,728	$38,049	$21,556	$52,601	$12,956

(1)	Excludes $7.0 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $463 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At March 31, 2012, 98 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics include delinquency status, application scores, geography or other factors.

Home Loans - Credit Quality Indicators (1)
	December 31, 2011
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Assets & Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$80,032	$20,450	$3,821	$46,646	$17,354	$2,253	$895	$5,953
Greater than 90 percent but less than 100 percent	11,838	5,847	1,468	6,988	4,995	1,077	122	1,191
Greater than 100 percent	17,673	22,630	4,677	13,421	23,317	8,648	221	2,713
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—	—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	$9,857

Refreshed FICO score (5)
Less than 620	$7,020	$17,337	$3,749	$2,843	$7,293	$2,547	$548	$5,968
Greater than or equal to 620	102,523	31,590	6,217	64,212	38,373	9,431	690	3,889
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—	—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	$9,857

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value gross of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

(5)	As of March 31, 2012, refreshed home equity FICO metrics reflect an updated scoring model. Prior periods were adjusted to reflect these updates.

Credit Card and Other Consumer - Credit Quality Indicators
	December 31, 2011
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$8,172	$—	$3,325	$802
Greater than or equal to 620	94,119	—	46,981	854
Other internal credit metrics (2, 3, 4)	—	14,418	39,407	1,032
Total credit card and other consumer	$102,291	$14,418	$89,713	$2,688

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $31.1 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $6.0 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At December 31, 2011, 96 percent of this portfolio was current or less than 30 days past due, two percent was 30-89 days past due and two percent was 90 days or more past due.

Commercial - Credit Quality Indicators (1)
	December 31, 2011
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$169,599	$28,602	$20,850	$53,945	$2,392
Reservable criticized	10,349	10,994	1,139	1,473	836
Refreshed FICO score (3)
Less than 620					562
Greater than or equal to 620					4,674
Other internal credit metrics (3, 4)					4,787
Total commercial credit	$179,948	$39,596	$21,989	$55,418	$13,251

(1)	Excludes $6.6 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $491 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2011, 97 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics include delinquency status, application scores, geography or other factors.

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, all TDRs, and the renegotiated credit card and other consumer TDR portfolio (the renegotiated credit card and other consumer TDR portfolio, collectively referred to as the renegotiated TDR portfolio). Generally, loans that are designated as TDRs may be returned to accrual status after they have performed for an adequate period of time, typically six months. Loans that have been returned to accrual status may be removed from TDR status if they bore a market rate of interest at the time of modification. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. Purchased credit-impaired (PCI) loans are excluded and reported separately on page 158.

Home Loans

Impaired home loans within the Home Loans portfolio segment consist entirely of TDRs. Excluding PCI loans, substantially all modifications of home loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of home loans are done in accordance with the government's Making Home Affordable Program (modifications under government programs) or the Corporation's proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers under both government and proprietary programs. Trial modifications generally represent a three- to four-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, the Corporation and the borrower enter into a permanent modification. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification.

In accordance with applicable accounting guidance, excluding PCI loans which are reported separately, home loans are not classified as impaired unless they have been designated as a TDR. Once such a loan has been designated as a TDR it is then individually assessed for impairment. Home loan TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan’s original effective interest rate. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, home loan TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Home loans that reached 180 days past due prior to modification would have been charged off to their net realizable value before they were modified as TDRs in accordance with established policy. Therefore, the modification of home loans that are 180 or more days past due as TDRs does not have an impact on the allowance for credit losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for credit losses on the outstanding principal balance, even after they have been modified in a TDR.

The net present value of the estimated cash flows is based on model-driven estimates of projected payments, prepayments, defaults and loss-given-default (LGD). Using statistical modeling methodologies, the Corporation estimates the probability that a loan will default prior to maturity based on the attributes of each loan. The factors that are most relevant to the probability of default are the refreshed LTV or in the case of a subordinated lien, refreshed CLTV, borrower credit score, months since origination (i.e., vintage) and geography. Each of these factors is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). Severity (or LGD) is estimated based on the refreshed LTV for the first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation’s historical experience, but are adjusted to reflect an assessment of environmental factors that may not be reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs, a loan’s default history prior to modification and the change in borrower payments post-modification.

At March 31, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $1.8 billion and $2.0 billion at March 31, 2012 and December 31, 2011.

The table below presents impaired loans in the Corporation’s Home Loans portfolio segment at March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011 and includes primarily loans managed by Legacy Assets & Servicing within Consumer Real Estate Services (CRES). Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value.

Impaired Loans - Home Loans
				Three Months Ended March 31
	March 31, 2012			2012		2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$11,313	$8,473	n/a	$8,472	$73	$5,628	$54
Home equity	1,801	485	n/a	506	9	484	5
Discontinued real estate	401	224	n/a	232	2	227	2
With an allowance recorded
Residential mortgage	$12,436	$11,200	$1,279	$11,021	$98	$7,751	$71
Home equity	1,512	1,243	590	1,255	9	1,302	7
Discontinued real estate	207	152	29	153	2	170	2
Total
Residential mortgage	$23,749	$19,673	$1,279	$19,493	$171	$13,379	$125
Home equity	3,313	1,728	590	1,761	18	1,786	12
Discontinued real estate	608	376	29	385	4	397	4

	December 31, 2011
With no recorded allowance
Residential mortgage	$10,907	$8,168	n/a
Home equity	1,747	479	n/a
Discontinued real estate	421	240	n/a
With an allowance recorded
Residential mortgage	$12,296	$11,119	$1,295
Home equity	1,551	1,297	622
Discontinued real estate	213	159	29
Total
Residential mortgage	$23,203	$19,287	$1,295
Home equity	3,298	1,776	622
Discontinued real estate	634	399	29

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

n/a = not applicable

The table below presents the March 31, 2012 and 2011 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during the three months ended March 31, 2012 and 2011, along with net charge-offs that were recorded during the period in which the modification occurred. These TDRs are managed by Legacy Assets & Servicing within CRES.

Home Loans - TDRs Entered into During the Three Months Ended March 31, 2012
	March 31, 2012				Three Months Ended March 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
Residential mortgage	$1,310	$1,163	5.73%	4.80%	$48
Home equity	162	97	5.10	3.80	39
Discontinued real estate	9	6	7.06	6.84	1
Total	$1,481	$1,266	5.67	4.70	$88

Home Loans - TDRs Entered into During the Three Months Ended March 31, 2011
	March 31, 2011				Three Months Ended March 31, 2011
Residential mortgage	$3,403	$3,022	6.05%	4.93%	$39
Home equity	297	229	7.43	5.54	63
Discontinued real estate	21	14	7.78	5.46	2
Total	$3,721	$3,265	6.17	4.98	$104

The table below presents the March 31, 2012 and 2011 carrying value for home loans which were modified in a TDR during the three months ended March 31, 2012 and 2011 by type of modification.

Home Loans - Modification Programs
	TDRs Entered into During the Three Months Ended March 31, 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$37	$29	$—	$66
Principal and/or interest forbearance	1	9	—	10
Other modifications (1)	15	—	—	15
Total modifications under government programs	53	38	—	91

Modifications under proprietary programs
Contractual interest rate reduction	366	14	—	380
Capitalization of past due amounts	10	—	—	10
Principal and/or interest forbearance	90	7	—	97
Other modifications (1)	52	2	1	55
Total modifications under proprietary programs	518	23	1	542
Trial modifications	592	36	5	633
Total modifications	$1,163	$97	$6	$1,266

	TDRs Entered into During the Three Months Ended March 31, 2011
Modifications under government programs
Contractual interest rate reduction	$219	$135	$1	$355
Principal and/or interest forbearance	33	15	1	49
Other modifications (1)	1	1	—	2
Total modifications under government programs	253	151	2	406

Modifications under proprietary programs
Contractual interest rate reduction	1,562	23	6	1,591
Capitalization of past due amounts	136	—	—	136
Principal and/or interest forbearance	206	17	1	224
Other modifications (1)	117	16	—	133
Total modifications under proprietary programs	2,021	56	7	2,084
Trial modifications	748	22	5	775
Total modifications	$3,022	$229	$14	$3,265

(1)	Includes other modifications such as term or payment extensions and repayment plans.

The table below presents the carrying value of loans that entered into payment default during the three months ended March 31, 2012 and 2011 and that were modified in a TDR during the 12 months preceding payment default. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on trial modifications where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans - TDRs Entering Payment Default That Were Modified During the Preceding Twelve Months
	Three Months Ended March 31, 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs	$73	$2	$1	$76
Modifications under proprietary programs	373	4	3	380
Trial modifications	113	4	1	118
Total modifications	$559	$10	$5	$574

	Three Months Ended March 31, 2011
Modifications under government programs	$54	$—	$1	$55
Modifications under proprietary programs	458	20	4	482
Trial modifications	3	—	—	3
Total modifications	$515	$20	$5	$540

Credit Card and Other Consumer

The Credit Card and Other Consumer portfolio segment includes impaired loans that have been modified as TDRs. The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal laws and guidelines. Substantially all of the Corporation’s credit card and other consumer loan modifications involve reducing the interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, all of which are considered TDRs. In all cases, the customer’s available line of credit is canceled. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs).

All credit card and other consumer loans not secured by real estate, including modified loans, remain on accrual status until the loan is either charged off or paid in full. The allowance for impaired credit card loans is based on the present value of projected cash flows discounted using the portfolio’s average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Prior to modification, credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including but not limited to historical loss experience, delinquencies, economic trends and credit scores.

The table below provides information on the Corporation's renegotiated TDR portfolio at March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011. The renegotiated TDR portfolio is considered impaired and had a related allowance as shown below.

Impaired Loans - Credit Card and Other Consumer - Renegotiated TDRs
				Three Months Ended March 31
	March 31, 2012			2012		2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With an allowance recorded
U.S. credit card	$4,548	$4,576	$1,396	$5,019	$77	$8,569	$127
Non-U.S. credit card	546	553	345	572	2	795	2
Direct/Indirect consumer	1,044	1,049	372	1,146	16	1,839	24

	December 31, 2011
With an allowance recorded
U.S. credit card	$5,272	$5,305	$1,570
Non-U.S. credit card	588	597	435
Direct/Indirect consumer	1,193	1,198	405

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at March 31, 2012 and December 31, 2011.

Credit Card and Other Consumer - Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
U.S. credit card	$3,211	$3,788	$1,300	$1,436	$65	$81	$4,576	$5,305	79.71%	78.97%
Non-U.S. credit card	211	218	103	113	239	266	553	597	56.15	54.02
Direct/Indirect consumer	681	784	351	392	17	22	1,049	1,198	81.00	80.01
Total renegotiated TDR loans	$4,103	$4,790	$1,754	$1,941	$321	$369	$6,178	$7,100	77.82	77.05

At March 31, 2012 and December 31, 2011, the Corporation had a renegotiated TDR portfolio of $6.2 billion and $7.1 billion of which $4.8 billion was current or less than 30 days past due under the modified terms at March 31, 2012. The renegotiated TDR portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming. Instead, these loans are charged off no later than the end of the month in which the loan becomes 180 days past due.

The table below provides information on the Corporation’s renegotiated TDR portfolio including the unpaid principal balance and carrying value of loans that were modified in TDRs during the three months ended March 31, 2012 and 2011, along with charge-offs that were recorded during the calendar quarter in which the modification occurred. The table also presents the average pre- and post-modification interest rate.

Credit Card and Other Consumer - Renegotiated TDRs Entered into During the Three Months Ended March 31, 2012
	March 31, 2012				Three Months Ended March 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$152	$156	18.29%	6.35%	$2
Non-U.S. credit card	114	120	26.19	0.81	5
Direct/Indirect consumer	25	26	15.50	4.31	—
Total	$291	$302	21.19	3.97	$7

Credit Card and Other Consumer - Renegotiated TDRs Entered into During the Three Months Ended March 31, 2011
	March 31, 2011				Three Months Ended March 31, 2011
U.S. credit card	$386	$400	19.33%	6.15%	$4
Non-U.S. credit card	159	166	27.21	0.55	13
Direct/Indirect consumer	99	101	15.68	5.57	1
Total	$644	$667	20.73	4.67	$18

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three months ended March 31, 2012 and 2011.

Credit Card and Other Consumer - Renegotiated TDRs by Program Type
	Renegotiated TDRs Entered into During the Three Months Ended March 31, 2012
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$79	$77	$—	$156
Non-U.S. credit card	63	57	—	120
Direct/Indirect consumer	14	12	—	26
Total renegotiated TDR loans	$156	$146	$—	$302

	Renegotiated TDRs Entered into During the Three Months Ended March 31, 2011
U.S. credit card	$234	$165	$1	$400
Non-U.S. credit card	75	90	1	166
Direct/Indirect consumer	60	41	—	101
Total renegotiated TDR loans	$369	$296	$2	$667

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan losses for impaired credit card and other consumer loans. Loans that entered into payment default during the three months ended March 31, 2012 and 2011 and that had been modified in a TDR during the 12 months preceding payment default were $82 million and $383 million for U.S. credit card, $82 million and $101 million for non-U.S. credit card and $16 million and $77 million for direct/indirect consumer.

Commercial Loans

Impaired commercial loans, which include nonperforming loans and TDRs (both performing and nonperforming) are primarily measured based on the present value of payments expected to be received, discounted at the loan's original effective interest rate. Commercial impaired loans may also be measured based on observable market prices or, for loans that are solely dependent on the collateral for repayment, the estimated fair value of collateral less estimated costs to sell. If the carrying value of a loan exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses.

Modifications of loans to commercial borrowers that are experiencing financial difficulty are designed to reduce the Corporation's loss exposure while providing the borrower with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique and reflects the individual circumstances of the borrower. Modifications that result in a TDR may include extensions of maturity at a concessionary (below market) rate of interest, payment forbearances or other actions designed to benefit the customer while mitigating the Corporation's risk exposure. Reductions in interest rates are rare. Instead, the interest rates are typically increased, although the increased rate may not represent a market rate of interest. Infrequently, concessions may also include principal forgiveness in connection with foreclosure, short sale or other settlement agreements leading to termination or sale of the loan.

At the time of restructuring, the loans are remeasured to reflect the impact, if any, on projected cash flows resulting from the modified terms. If there was no forgiveness of principal and the interest rate was not decreased, the modification may have little or no impact on the allowance established for the loan. If a portion of the loan is deemed to be uncollectible, a charge-off may be recorded at the time of restructuring. Alternatively, a charge-off may have already been recorded in a previous period such that no charge-off is required at the time of modification. For information concerning modifications for the U.S. small business commercial portfolio, see Credit Card and Other Consumer in this Note.

At March 31, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $510 million and $612 million at March 31, 2012 and December 31, 2011.

The table below presents impaired loans in the Corporation's Commercial loan portfolio segment at March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans - Commercial
				Three Months Ended March 31
	March 31, 2012			2012		2011
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
U.S. commercial	$1,363	$1,085	n/a	$1,035	$8	$406	$—
Commercial real estate	2,097	1,851	n/a	1,973	4	1,785	1
Non-U.S. commercial	237	127	n/a	114	—	70	—
U.S. small business commercial (2)	—	—	n/a	—	—	—	—
With an allowance recorded
U.S. commercial	$2,616	$1,878	$205	$1,920	$11	$2,953	$1
Commercial real estate	3,207	2,125	118	2,256	6	3,940	2
Non-U.S. commercial	272	29	8	45	—	153	—
U.S. small business commercial (2)	480	457	134	472	4	817	7
Total
U.S. commercial	$3,979	$2,963	$205	$2,955	$19	$3,359	$1
Commercial real estate	5,304	3,976	118	4,229	10	5,725	3
Non-U.S. commercial	509	156	8	159	—	223	—
U.S. small business commercial (2)	480	457	134	472	4	817	7

	December 31, 2011
With no recorded allowance
U.S. commercial	$1,482	$985	n/a
Commercial real estate	2,587	2,095	n/a
Non-U.S. commercial	216	101	n/a
U.S. small business commercial (2)	—	—	n/a
With an allowance recorded
U.S. commercial	$2,654	$1,987	$232
Commercial real estate	3,329	2,384	135
Non-U.S. commercial	308	58	6
U.S. small business commercial (2)	531	503	172
Total
U.S. commercial	$4,136	$2,972	$232
Commercial real estate	5,916	4,479	135
Non-U.S. commercial	524	159	6
U.S. small business commercial (2)	531	503	172

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the ultimate collectability of principal is not uncertain.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.
n/a = not applicable

The table below presents the March 31, 2012 and 2011 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three months ended March 31, 2012 and 2011, along with charge-offs that were recorded during the calendar quarter in which the modification occurred.

Commercial - TDRs Entered into During the Three Months Ended March 31, 2012
	March 31, 2012		Three Months Ended March 31, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S commercial	$356	$344	$—
Commercial real estate	339	252	4
Non-U.S. commercial	—	—	—
U.S. small business commercial (1)	10	10	—
Total	$705	$606	$4

Commercial - TDRs Entered into During the Three Months Ended March 31, 2011
	March 31, 2011		Three Months Ended March 31, 2011
U.S commercial	$461	$425	$10
Commercial real estate	597	512	34
Non-U.S. commercial	11	11	—
U.S. small business commercial (1)	22	28	—
Total	$1,091	$976	$44

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral, when measuring the allowance for loan losses. TDRs that were in payment default at March 31, 2012 and 2011 had a carrying value of $173 million and $51 million for U.S. commercial, $457 million and $286 million for commercial real estate and $8 million and $22 million for U.S. small business commercial.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on Countrywide Financial Corporation (Countrywide) consumer PCI loans. The $182 million reclassification from nonaccretable difference for the three months ended March 31, 2012 is primarily due to an increase in the expected life of the PCI loans. The reclassification did not increase the annual yield but, as a result of estimated slower prepayment speeds, added additional interest periods to the expected cash flows.

Rollforward of Accretable Yield
(Dollars in millions)
Accretable yield, January 1, 2011	$5,481
Accretion	(1,285)
Disposals/transfers	(118)
Reclassifications from nonaccretable difference	912
Accretable yield, December 31, 2011	4,990
Accretion	(276)
Disposals/transfers	(24)
Reclassifications from nonaccretable difference	182
Accretable yield, March 31, 2012	$4,872

See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for further information on PCI loans and Note 6 – Allowance for Credit Losses for the carrying value and valuation allowance for Countrywide PCI loans.

Loans Held-for-sale

The Corporation had LHFS of $13.0 billion and $13.8 billion at March 31, 2012 and December 31, 2011. Proceeds from sales, securitizations and paydowns of LHFS were $10.0 billion and $59.7 billion for the three months ended March 31, 2012 and 2011. Amounts used for originations and purchases of LHFS were $10.5 billion and $48.5 billion for the three months ended March 31, 2012 and 2011.

NOTE 6 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, January 1	$21,079	$8,569	$4,135	$33,783
Loans and leases charged off	(2,007)	(2,242)	(531)	(4,780)
Recoveries of loans and leases previously charged off	136	426	162	724
Net charge-offs	(1,871)	(1,816)	(369)	(4,056)
Provision for loan and lease losses	1,765	879	(187)	2,457
Other	—	32	(5)	27
Allowance for loan and lease losses, March 31	20,973	7,664	3,574	32,211
Reserve for unfunded lending commitments, January 1	—	—	714	714
Provision for unfunded lending commitments	—	—	(39)	(39)
Other (1)	—	—	(24)	(24)
Reserve for unfunded lending commitments, March 31	—	—	651	651
Allowance for credit losses, March 31	$20,973	$7,664	$4,225	$32,862

	Three Months Ended March 31, 2011
Allowance for loan and lease losses, January 1	$19,252	$15,463	$7,170	$41,885
Loans and leases charged off	(2,289)	(3,731)	(906)	(6,926)
Recoveries of loans and leases previously charged off	185	490	223	898
Net charge-offs	(2,104)	(3,241)	(683)	(6,028)
Provision for loan and lease losses	2,948	979	(11)	3,916
Other	1	70	(1)	70
Allowance for loan and lease losses, March 31	20,097	13,271	6,475	39,843
Reserve for unfunded lending commitments, January 1	—	—	1,188	1,188
Provision for unfunded lending commitments	—	—	(102)	(102)
Other (1)	—	—	(125)	(125)
Reserve for unfunded lending commitments, March 31	—	—	961	961
Allowance for credit losses, March 31	$20,097	$13,271	$7,436	$40,804

(1)	Represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

During the three months ended March 31, 2012 and 2011, for the PCI loan portfolio, the Corporation recorded $487 million and $1.6 billion in provision for credit losses with a corresponding increase in the valuation allowance included as part of the allowance for loan and lease losses. The valuation allowance associated with the PCI loan portfolio was $8.9 billion and $8.5 billion at March 31, 2012 and December 31, 2011.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at March 31, 2012 and December 31, 2011.

Allowance and Carrying Value by Portfolio Segment
	March 31, 2012
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,898	$2,113	$465	$4,476
Carrying value (3)	21,777	6,178	7,552	35,507
Allowance as a percentage of carrying value	8.72%	34.20%	6.16%	12.61%
Collectively evaluated for impairment
Allowance for loan and lease losses	$10,129	$5,551	$3,109	$18,789
Carrying value (3, 4)	335,506	192,904	298,338	826,748
Allowance as a percentage of carrying value (4)	3.02%	2.88%	1.04%	2.27%
Purchased credit-impaired loans
Valuation allowance	$8,946	n/a	n/a	$8,946
Carrying value gross of valuation allowance	30,847	n/a	n/a	30,847
Valuation allowance as a percentage of carrying value	29.00%	n/a	n/a	29.00%
Total
Allowance for loan and lease losses	$20,973	$7,664	$3,574	$32,211
Carrying value (3, 4)	388,130	199,082	305,890	893,102
Allowance as a percentage of carrying value (4)	5.40%	3.85%	1.17%	3.61%

	December 31, 2011
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,946	$2,410	$545	$4,901
Carrying value (3)	21,462	7,100	8,113	36,675
Allowance as a percentage of carrying value	9.07%	33.94%	6.71%	13.36%
Collectively evaluated for impairment
Allowance for loan and lease losses	$10,674	$6,159	$3,590	$20,423
Carrying value (3, 4)	344,821	202,010	302,089	848,920
Allowance as a percentage of carrying value (4)	3.10%	3.05%	1.19%	2.41%
Purchased credit-impaired loans
Valuation allowance	$8,459	n/a	n/a	$8,459
Carrying value gross of valuation allowance	31,801	n/a	n/a	31,801
Valuation allowance as a percentage of carrying value	26.60%	n/a	n/a	26.60%
Total
Allowance for loan and lease losses	$21,079	$8,569	$4,135	$33,783
Carrying value (3, 4)	398,084	209,110	310,202	917,396
Allowance as a percentage of carrying value (4)	5.30%	4.10%	1.33%	3.68%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Commercial impaired allowance for loan and lease losses includes $134 million and $172 million at March 31, 2012 and December 31, 2011 related to U.S. small business commercial renegotiated TDR loans.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $9.2 billion and $8.8 billion at March 31, 2012 and December 31, 2011.
n/a = not applicable

NOTE 7 – Securitizations and Other Variable Interest Entities

The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For additional information on the Corporation’s utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2012 and December 31, 2011, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at March 31, 2012 and December 31, 2011 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.

The Corporation invests in asset-backed securities (ABS) issued by third-party VIEs with which it has no other form of involvement. These securities are included in Note 2 – Trading Account Assets and Liabilities and Note 4 – Securities. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The Corporation also uses VIEs in the form of synthetic securitization vehicles to mitigate a portion of the credit risk on its residential mortgage loan portfolio, as described in Note 5 – Outstanding Loans and Leases. The Corporation uses VIEs, such as cash funds managed within Global Wealth & Investment Management, to provide investment opportunities for clients. These VIEs, which are not consolidated by the Corporation, are not included in the tables within this Note.

Except as described below and in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2012 or the year ended December 31, 2011 that it was not previously contractually required to provide, nor does it intend to do so.

Mortgage-related Securitizations

First-lien Mortgages

As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of MBS guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or GNMA in the case of Federal Housing Administration (FHA)-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after loan closing or purchase. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described below and in Note 8 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.

The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2012 and 2011.

First-lien Mortgage Securitizations
	Residential Mortgage - Agency		Commercial Mortgage
	Three Months Ended March 31
(Dollars in millions)	2012	2011	2012	2011
Cash proceeds from new securitizations (1)	$6,338	$53,081	$325	$—
Gain (loss) on securitizations, net of hedges (2)	(17)	172	—	—

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three months ended March 31, 2012 and 2011, the Corporation recognized $319 million and $1.1 billion of gains on these LHFS, net of hedges.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.3 billion and $1.6 billion during the three months ended March 31, 2012 and 2011. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $25.5 billion and $26.0 billion at March 31, 2012 and December 31, 2011. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three months ended March 31, 2012 and 2011, $195 million and $5.8 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, was $1 million and $3 million during the three months ended March 31, 2012 and 2011. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $167 million and $152 million at March 31, 2012 and December 31, 2011. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2012 and December 31, 2011.

First-lien VIEs
	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Unconsolidated VIEs
Maximum loss exposure (1)	$35,849	$37,519	$2,005	$2,375	$276	$289	$471	$506	$751	$981
On-balance sheet assets
Senior securities held (2):
Trading account assets	$8,828	$8,744	$88	$94	$13	$3	$327	$343	$10	$21
AFS debt securities	27,021	28,775	1,648	2,001	177	174	144	163	649	846
Subordinate securities held (2):
Trading account assets	—	—	—	—	64	30	—	—	2	3
AFS debt securities	—	—	25	26	12	30	—	—	—	—
Residual interests held	—	—	11	8	—	9	—	—	26	43
Total retained positions	$35,849	$37,519	$1,772	$2,129	$266	$246	$471	$506	$687	$913
Principal balance outstanding (3)	$1,092,283	$1,198,766	$58,205	$61,207	$71,581	$73,949	$97,814	$101,622	$70,151	$76,645

Consolidated VIEs
Maximum loss exposure (1)	$50,033	$50,648	$421	$450	$422	$419	$—	$—	$—	$—
On-balance sheet assets
Loans and leases	$49,331	$50,159	$1,258	$1,298	$946	$892	$—	$—	$—	$—
Allowance for loan and lease losses	(6)	(6)	—	—	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	632	622	—	—	—	—
All other assets	708	495	90	63	63	59	—	—	—	—
Total assets	$50,033	$50,648	$1,348	$1,361	$1,641	$1,573	$—	$—	$—	$—
On-balance sheet liabilities
Commercial paper and other short-term borrowings	$—	$—	$—	$—	$663	$650	$—	$—	$—	$—
Long-term debt	—	—	1,347	1,360	961	911	—	—	—	—
All other liabilities	—	—	—	—	—	57	—	—	—	—
Total liabilities	$—	$—	$1,347	$1,360	$1,624	$1,618	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and MSRs. For more information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 18 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2012 and 2011, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 8 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three months ended March 31, 2012 and 2011. All of the home equity trusts have entered the amortization phase, and accordingly, there were no collections reinvested in revolving period securitizations for the three months ended March 31, 2012 and 2011.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at March 31, 2012 and December 31, 2011.

Home Equity Loan VIEs
	March 31, 2012			December 31, 2011
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$2,592	$7,236	$9,828	$2,672	$7,563	$10,235
On-balance sheet assets
Trading account assets	$—	$5	$5	$—	$5	$5
AFS debt securities	—	14	14	—	13	13
Loans and leases	2,859	—	2,859	2,975	—	2,975
Allowance for loan and lease losses	(267)	—	(267)	(303)	—	(303)
Total	$2,592	$19	$2,611	$2,672	$18	$2,690
On-balance sheet liabilities
Long-term debt	$2,966	$—	$2,966	$3,081	$—	$3,081
All other liabilities	76	—	76	66	—	66
Total	$3,042	$—	$3,042	$3,147	$—	$3,147
Principal balance outstanding	$2,859	$13,871	$16,730	$2,975	$14,422	$17,397

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

Included in the table above are consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. For additional information, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. At March 31, 2012 and December 31, 2011, home equity loan securitization transactions in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $10.2 billion and $10.7 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $417 million and $460 million at March 31, 2012 and December 31, 2011, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At March 31, 2012 and December 31, 2011, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $63 million and $69 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $17 million of servicing fee income related to home equity loan securitizations during both the three months ended March 31, 2012 and 2011.

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

The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at March 31, 2012 and December 31, 2011.

Credit Card VIEs
(Dollars in millions)	March 31 2012	December 31 2011
Consolidated VIEs
Maximum loss exposure	$38,076	$38,282
On-balance sheet assets
Derivative assets	$400	$788
Loans and leases (1)	70,019	74,793
Allowance for loan and lease losses	(4,226)	(4,742)
All other assets (2)	580	723
Total	$66,773	$71,562
On-balance sheet liabilities
Long-term debt	$28,612	$33,076
All other liabilities	85	204
Total	$28,697	$33,280
Trust loans	$70,019	$74,793

(1)	At March 31, 2012 and December 31, 2011, loans and leases included $29.3 billion and $28.7 billion of seller’s interest and $618 million and $1.0 billion of discount receivables.

(2)	At March 31, 2012 and December 31, 2011, all other assets included restricted cash accounts and unbilled accrued interest and fees.

The Corporation holds subordinate securities with a notional principal amount of $11.1 billion and a stated interest rate of zero percent issued by certain credit card securitization trusts. In addition, during 2010 and 2009 the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation subordinated a portion of its seller's interest to the investors' interest. These actions were taken to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at March 31, 2012 and December 31, 2011.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Unconsolidated VIEs
Maximum loss exposure	$26,110	$31,140	$3,611	$3,752	$91	$93
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$1,661	$2,595	$208	$228	$—	$—
AFS debt securities	24,301	27,616	—	—	79	81
Subordinate securities held (1, 2):
Trading account assets	1	—	—	—	—	—
AFS debt securities	70	544	—	—	—	—
Residual interests held (3)	77	385	—	—	—	—
All other assets	—	—	—	—	12	12
Total retained positions	$26,110	$31,140	$208	$228	$91	$93
Total assets of VIEs	$52,010	$60,459	$5,911	$5,964	$640	$668

Consolidated VIEs
Maximum loss exposure	$—	$—	$3,310	$3,901	$1,075	$1,087
On-balance sheet assets
Trading account assets	$—	$—	$3,310	$3,901	$—	$—
Loans and leases	—	—	—	—	4,218	4,923
Allowance for loan and lease losses	—	—	—	—	(5)	(7)
All other assets	—	—	—	—	175	168
Total assets	$—	$—	$3,310	$3,901	$4,388	$5,084
On-balance sheet liabilities
Commercial paper and other short-term borrowings	$—	$—	$4,873	$5,127	$—	$—
Long-term debt	—	—	—	—	3,308	3,992
All other liabilities	—	—	—	—	95	90
Total liabilities	$—	$—	$4,873	$5,127	$3,403	$4,082

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2012 and 2011, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(2)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(3)	The retained residual interests are carried at fair value which was derived using model valuations (Level 2 of the fair value hierarchy).

Resecuritization Trusts

The Corporation transfers existing securities, typically MBS, into resecuritization vehicles at the request of customers seeking securities with specific characteristics. The Corporation may also resecuritize securities within its investment portfolio for purposes of improving liquidity and capital, and managing credit or interest rate risk. Generally, there are no significant ongoing activities performed in a resecuritization trust and no single investor has the unilateral ability to liquidate the trust.

The Corporation resecuritized $9.9 billion and $2.5 billion of securities during the three months ended March 31, 2012 and 2011 and net gains on sales totaled zero and $3 million. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinate securities issued by non-agency trusts, the Corporation does not consolidate the trust. There were no consolidated resecuritization trusts at March 31, 2012 and December 31, 2011.

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

During the three months ended March 31, 2012 and 2011, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $75 million and $67 million. At both March 31, 2012 and December 31, 2011, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.5 billion.

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.4 billion and $3.5 billion at March 31, 2012 and December 31, 2011. The weighted-average remaining life of bonds held in the trusts at March 31, 2012 was 8.9 years. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2012 and 2011.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. At March 31, 2012, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $5.0 billion, including trusts collateralized by automobile loans of $3.3 billion, student loans of $1.1 billion, and other loans and receivables of $640 million. At December 31, 2011, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $5.8 billion, including trusts collateralized by automobile loans of $3.9 billion, student loans of $1.2 billion, and other loans and receivables of $668 million.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or ABS, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of CDS to synthetically create exposure to fixed-income securities. CLOs, which are a subset of CDOs, hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third-party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a credit default swap counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.

The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at March 31, 2012 and December 31, 2011.

CDO Vehicle VIEs
	March 31, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$2,249	$2,009	$4,258	$1,695	$2,272	$3,967
On-balance sheet assets
Trading account assets	$1,975	$413	$2,388	$1,392	$461	$1,853
Derivative assets	274	531	805	452	678	1,130
All other assets	—	89	89	—	96	96
Total	$2,249	$1,033	$3,282	$1,844	$1,235	$3,079
On-balance sheet liabilities
Derivative liabilities	$—	$14	$14	$—	$11	$11
Long-term debt	2,883	2	2,885	2,712	2	2,714
Total	$2,883	$16	$2,899	$2,712	$13	$2,725
Total assets of VIEs	$2,249	$30,328	$32,577	$1,844	$32,903	$34,747
The Corporation’s maximum loss exposure of $4.3 billion at March 31, 2012 included $305 million of super senior CDO exposure, $2.1 billion of exposure to CDO financing facilities and $1.9 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at March 31, 2012 totaled $2.9 billion, all of which has recourse to the general credit of the Corporation. The Corporation’s maximum loss exposure is significantly less than the total assets of the CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets.

At March 31, 2012, the Corporation had $2.2 billion of aggregate liquidity exposure to CDOs. This amount includes $557 million of commitments to CDOs to provide funding for super senior exposures and $1.7 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. See Note 10 – Commitments and Contingencies for additional information. The Corporation's liquidity exposure to CDOs at March 31, 2012 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at March 31, 2012 and December 31, 2011.

Customer Vehicle VIEs
	March 31, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$3,139	$1,881	$5,020	$3,264	$2,116	$5,380
On-balance sheet assets
Trading account assets	$3,635	$189	$3,824	$3,302	$211	$3,513
Derivative assets	2	690	692	—	905	905
Loans and leases	172	—	172	—	—	—
Loans held-for-sale	847	—	847	907	—	907
All other assets	1,264	—	1,264	1,452	—	1,452
Total	$5,920	$879	$6,799	$5,661	$1,116	$6,777
On-balance sheet liabilities
Derivative liabilities	$4	$47	$51	$4	$42	$46
Commercial paper and other short-term borrowings	62	—	62	—	—	—
Long-term debt	4,180	—	4,180	3,912	—	3,912
All other liabilities	—	374	374	1	448	449
Total	$4,246	$421	$4,667	$3,917	$490	$4,407
Total assets of VIEs	$5,920	$3,545	$9,465	$5,661	$5,302	$10,963

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into CDS or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had approximately $707 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at March 31, 2012.

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

Asset acquisition vehicles acquire financial instruments, typically loans, at the direction of a single customer and obtain funding through the issuance of structured liabilities to the Corporation. At the time the vehicle acquires an asset, the Corporation enters into total return swaps with the customer such that the economic returns of the asset are passed through to the customer. The Corporation is exposed to counterparty credit risk if the asset declines in value and the customer defaults on its obligation to the Corporation under the total return swaps. The Corporation’s risk may be mitigated by collateral or other arrangements. The Corporation consolidates these vehicles because it has the power to manage the assets in the vehicles and holds all of the structured liabilities issued by the vehicles.

The Corporation’s maximum loss exposure from customer vehicles includes the notional amount of credit or equity derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the vehicles. It has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements.

Other Variable Interest Entities

Other consolidated VIEs primarily include investment vehicles and leveraged lease trusts. Other unconsolidated VIEs primarily include investment vehicles and real estate vehicles.

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2012 and December 31, 2011.

Other VIEs
	March 31, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$5,681	$7,002	$12,683	$7,429	$7,286	$14,715
On-balance sheet assets
Derivative assets	433	404	837	394	440	834
AFS debt securities	—	59	59	—	62	62
Loans and leases	4,939	328	5,267	5,154	357	5,511
Allowance for loan and lease losses	(5)	(1)	(6)	(8)	(1)	(9)
Loans held-for-sale	98	539	637	106	598	704
All other assets	238	5,673	5,911	1,809	5,823	7,632
Total	$5,703	$7,002	$12,705	$7,455	$7,279	$14,734
On-balance sheet liabilities
Long-term debt	10	—	10	10	—	10
All other liabilities	718	1,573	2,291	694	1,705	2,399
Total	$728	$1,573	$2,301	$704	$1,705	$2,409
Total assets of VIEs	$5,703	$10,749	$16,452	$7,455	$11,055	$18,510

Investment Vehicles

The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At March 31, 2012 and December 31, 2011, the Corporation’s consolidated investment vehicles had total assets of $872 million and $2.6 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $5.3 billion and $5.5 billion at March 31, 2012 and December 31, 2011. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $2.5 billion and $4.4 billion at March 31, 2012 and December 31, 2011 comprised primarily of on-balance sheet assets less non-recourse liabilities.

Leveraged Lease Trusts

The Corporation’s net investment in consolidated leveraged lease trusts totaled $4.8 billion at both March 31, 2012 and December 31, 2011. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.3 billion and $5.4 billion at March 31, 2012 and December 31, 2011, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At March 31, 2012 and December 31, 2011, the Corporation’s maximum loss exposure under these financing arrangements was $4.5 billion and $4.7 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.

NOTE 8 – Representations and Warranties Obligations and Corporate Guarantees

Background

The Corporation securitizes first-lien residential mortgage loans, generally in the form of MBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, the Corporation or certain subsidiaries or legacy companies make or have made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan buyers, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guaranty payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan buyer, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, the time horizon in which repurchase claims are typically brought has lengthened primarily due to a significant increase in GSE claims related to loans that had defaulted more than 18 months prior to the claim and to loans where the borrower made at least 25 payments.

The Corporation’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened condition, and the Corporation’s ability to recover on valid claims is therefore impacted, or eliminated accordingly. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. At both March 31, 2012 and December 31, 2011, approximately 28 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties. During the three months ended March 31, 2012, the Corporation experienced an increase in recoveries from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties.

The Corporation currently structures its operations to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with its underwriting procedures and by servicing those mortgages consistent with its contractual obligations.

The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, as the Corporation believes appropriate. In the case of private-label securitizations, the Corporation's estimate considers repurchase experience based on the settlement (BNY Mellon Settlement) with the Bank of New York Mellon as trustee (Trustee), adjusted to reflect differences between the 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. The estimate of the liability for representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on the Corporation's results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. For additional information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous to the Corporation. For a summary of the larger bulk settlement actions beginning in the fourth quarter of 2010, including the BNY Mellon Settlement, the settlement with Assured Guaranty Ltd. and subsidiaries (the Assured Guaranty Settlement) and the December 31, 2010 agreements with the GSEs to resolve repurchase claims (the GSE Agreements), see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

With regard to the BNY Mellon Settlement, an investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding. A hearing on discovery matters was set for May 8, 2012. The Corporation is not a party to the proceeding.

Outstanding Claims

The table below presents outstanding representations and warranties claims at March 31, 2012 and December 31, 2011. The outstanding claims include only claims where the Corporation believes that the counterparty has a basis to submit claims. For additional information, see Whole Loan Sales and Private-label Securitizations Experience in this Note and Note 10 – Commitments and Contingencies. These repurchase claims do not include any repurchase claims related to the BNY Mellon Settlement regarding the Covered Trusts. During the three months ended March 31, 2012, the Corporation received $4.7 billion in new repurchase claims, including $3.0 billion in new repurchase claims submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, and $1.7 billion in repurchase claims related to non-GSE transactions. During the three months ended March 31, 2012, $1.3 billion in claims were resolved, primarily with the GSEs. Of the claims resolved, $773 million were resolved through rescissions and $480 million were resolved through mortgage repurchase and make-whole payments. New claims from monolines remained low, which the Corporation believes was due in part to the monolines focusing recent efforts towards litigation.

Outstanding Claims by Counterparty and Product Type
(Dollars in millions)	March 31 2012	December 31 2011
By counterparty (1, 2)
GSEs	$8,103	$6,258
Monolines	3,136	3,082
Whole-loan investors, private-label securitization trustees and other	4,855	3,267
Total outstanding claims by counterparty	$16,094	$12,607
By product type (1, 2)
Prime loans	$4,996	$3,925
Alt-A	3,009	2,286
Home equity	2,932	2,872
Pay option	3,343	1,993
Subprime	1,028	891
Other	786	640
Total outstanding claims by product type	$16,094	$12,607

(1)
Excludes certain MI rescission notices. However, at March 31, 2012 and December 31, 2011, included $1.4 billion and $1.2 billion of repurchase requests received from the GSEs that have resulted solely from MI rescission notices. For additional information, see Mortgage Insurance Rescission Notices in this Note.

(2)
At March 31, 2012 and December 31, 2011, outstanding claims did not include repurchase demands of $3.1 billion and $1.7 billion where the Corporation believes the claimants have not satisfied the contractual thresholds as noted below.

The number of repurchase claims as a percentage of the number of loans purchased arising from loans sourced from brokers or purchased from third-party sellers is relatively consistent with the number of repurchase claims as a percentage of the number of loans originated by the Corporation or its subsidiaries or legacy companies.

In addition to the claims above, the Corporation has received repurchase demands from private-label securitization investors and a master servicer where it believes the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts of such demands outstanding as of March 31, 2012 and December 31, 2011 were $3.1 billion and $1.7 billion. During the three months ended March 31, 2012, the Corporation received an additional $1.4 billion of such demands.The Corporation does not believe that the $1.4 billion in additional demands received are valid claims, and therefore it is not possible to predict the resolution with respect to such demands. Of the demands outstanding at March 31, 2012 and December 31, 2011, $1.7 billion relate to loans underlying securitizations included in the BNY Mellon Settlement and a claimant has filed litigation against the Corporation relating to $1.4 billion of these demands. If the BNY Mellon Settlement is approved by the court, demands related to loans underlying securitizations included in the BNY Mellon Settlement will be resolved by the settlement.

Mortgage Insurance Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the amount of such notices has remained elevated. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation are generally necessary between the parties to reach a conclusion on an individual notice. The level of engagement of the mortgage insurance companies varies and ongoing litigation involving some of the mortgage insurance companies over individual and bulk rescissions or claims for rescission limits the ability of the Corporation to engage in constructive dialogue leading to resolution. For loans sold to GSEs or private-label securitization trusts (including those wrapped by the monoline bond insurers), a MI rescission may give rise to a claim for breach of the applicable representations and warranties, depending on the governing sales contracts. In those cases where the governing contract contains MI-related representations and warranties, which upon rescission requires the Corporation to repurchase the affected loan or indemnify the investor for the related loss, the Corporation realizes the loss without the benefit of MI. If the Corporation is required to repurchase a loan or indemnify the investor as a result of a different breach of representations and warranties and there has been a MI rescission, or if the Corporation holds the loan for investment, it realizes the loss without the benefit of MI. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments, which in these cases would reduce the MI proceeds available to reduce the loss on the loan. While a legitimate MI rescission may constitute a valid basis for repurchase or other remedies under the GSE agreements and a small number of private-label MBS securitizations, and a MI rescission notice may result in a repurchase request, the Corporation believes MI rescission notices in and of themselves are not valid repurchase requests. FNMA's stated policy, however, is to view a MI rescission notice as a breach of the lender's representations and warranties, permitting FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA's loss even if the lender is contesting the MI rescission notice. The Corporation has informed FNMA that it does not agree with this policy.

The Corporation’s pipeline of outstanding repurchase claims from the GSEs resulting solely from MI rescission notices has increased to $1.4 billion at March 31, 2012 from $1.2 billion at December 31, 2011. If it is required to abide by the terms of the FNMA policy regarding MI rescission notices, the Corporation’s representations and warranties liability will likely increase. For additional information on the FNMA policy, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

At March 31, 2012, the Corporation had approximately 99,000 open MI rescission notices compared to 90,000 at December 31, 2011. Through March 31, 2012, 27 percent of the MI rescission notices received have been resolved. Of those resolved, 22 percent were resolved through the Corporation's acceptance of the MI rescission, 46 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 32 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of March 31, 2012, 73 percent of the MI rescission notices the Corporation has received have not yet been resolved. Of those not yet resolved, 45 percent are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve the Corporation's legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. The Corporation is in the process of reviewing 34 percent of the remaining open MI rescission notices, and it has reviewed and is contesting the MI rescission with respect to 66 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 25 percent are also the subject of ongoing litigation although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.

Cash Settlements

As presented in the table below, during the three months ended March 31, 2012 and 2011, the Corporation paid $423 million and $577 million to resolve $532 million and $723 million of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $264 million and $346 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monoline insurers. The table below presents first-lien and home equity loan repurchases and indemnification payments for the three months ended March 31, 2012 and 2011.

Loan Repurchases and Indemnification Payments
	Three Months Ended March 31
	2012			2011
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$250	$284	$129	$334	$363	$133
Indemnification payments	267	124	124	334	160	160
Total first-lien	517	408	253	668	523	293
Home equity
Repurchases	4	4	—	15	15	14
Indemnification payments	11	11	11	40	39	39
Total home equity	15	15	11	55	54	53
Total first-lien and home equity	$532	$423	$264	$723	$577	$346

Liability for Representations and Warranties and Corporate Guarantees

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income. The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended March 31
(Dollars in millions)	2012	2011
Liability for representations and warranties and corporate guarantees, January 1	$15,858	$5,438
Additions for new sales	5	7
Charge-offs	(399)	(238)
Provision	282	1,013
Liability for representations and warranties and corporate guarantees, March 31	$15,746	$6,220

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. For the three months ended March 31, 2012 and 2011, the provision for representations and warranties and corporate guarantees was $282 million and $1.0 billion.

Estimated Range of Possible Loss

Government-sponsored Enterprises

The Corporation’s estimated provision and liability at March 31, 2012 for obligations under representations and warranties given to the GSEs considers, among other things, and is necessarily dependent on and limited by, its historical claims experience with the GSEs. It includes the Corporation’s understanding of its agreements with the GSEs and projections of future defaults as well as certain other assumptions and judgmental factors. The Corporation’s estimate of the liability for these obligations has been accounted for in the recorded liability for representations and warranties for these loans. The Corporation continues to experience elevated levels of new claims from the GSEs, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans which had defaulted more than 18 months prior to the repurchase request, in each case in numbers that were not expected based on historical experience. The criteria by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. While the Corporation is seeking to resolve its differences with the GSEs concerning each party’s interpretation of the requirements of the governing contracts, whether it will be able to achieve a resolution of these differences on acceptable terms and the timing and cost thereof, is subject to significant uncertainty. The Corporation intends to repurchase loans to the extent required under the contracts and standards that govern its relationships with the GSEs.

It is reasonably possible that future representations and warranties losses with respect to GSE exposures may occur in excess of the amounts recorded for the GSE exposures, and the amount of any such additional liability could be material. Due to the significant uncertainty related to the Corporation's continued differences with the GSEs concerning each party's interpretation of the requirements of the governing contracts, it is not possible to reasonably estimate what the outcome or range of such additional possible loss may be.

Counterparties other than Government-sponsored Enterprises

In private-label securitizations, certain presentation thresholds need to be met in order for repurchase claims to be asserted by investors. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, the Corporation believes it is probable that other claimants in certain types of securitizations may come forward with claims that meet the requirements of the terms of the securitizations. The Corporation has seen and continues to see an increased trend in both requests for loan files and repurchase claims from private-label securitization trustees. The Corporation believes that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded in 2011 have provided for a substantial portion of the Corporation’s non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, as discussed below, the Corporation has not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole-loan and other private-label securitization exposures. The Corporation currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of March 31, 2012 could be up to $5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including the Corporation’s experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual material adverse effect requirements, (2) the representations and warranties provided and (3) the requirement to meet certain presentation thresholds. The first factor is based on the Corporation’s belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer or other financial guarantor (as applicable), in a securitization trust and, accordingly, the Corporation believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. The Corporation believes the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an un-cured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. Although the Corporation continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding ranges of possible loss considers the implied repurchase experience based on the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement are satisfied. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of loss. For example, if courts were to disagree with the Corporation’s interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. For additional information, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Additionally, if recent court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant loan-level experience in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not consider any losses related to litigation matters disclosed in Note 10 – Commitments and Contingencies, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any possible losses related to potential claims for breaches of performance of servicing obligations (except as such losses are included as potential costs of the BNY Mellon Settlement), potential securities law or fraud claims or potential indemnity or other claims against the Corporation, including claims related to loans insured by the FHA. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against the Corporation, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 10 – Commitments and Contingencies; however, such loss could be material.

Government-sponsored Enterprises Experience

The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase claims. However, the GSEs’ repurchase requests, standards for rescission of repurchase requests and resolution processes have become increasingly inconsistent with GSEs’ prior conduct and the Corporation’s interpretation of its contractual obligations. Notably, the Corporation continues to experience elevated levels of new claims, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) or on loans which had defaulted more than 18 months prior to the repurchase request, in each case, in numbers that were not expected based on historical experience. Additionally, the criteria and the processes by which the GSEs are ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. These developments have resulted in an increase in claims outstanding from the GSEs. The Corporation intends to repurchase loans to the extent required under the contracts and standards that govern its relationship with the GSEs. For additional information, see Mortgage Insurance Rescission Notices on page 174.

Generally, the Corporation first becomes aware that a GSE is evaluating a particular loan for repurchase when the Corporation receives a request from a GSE to review the underlying loan file (file request). Upon completing its review, the GSE may submit a repurchase claim to the Corporation. As soon as practicable after receiving a repurchase claim from either of the GSEs, the Corporation evaluates the claim and takes appropriate action. Claim disputes are generally handled through loan-level negotiations with the GSEs and the Corporation seeks to resolve the repurchase claim within 90 to 120 days of the receipt of the claim although claims remain open beyond this timeframe. Disputes include reasonableness of stated income, occupancy, undisclosed liabilities, and the validity of MI claim rescissions in the vintages with the highest default rates.

Monoline Insurers Experience

The Corporation has had limited representations and warranties repurchase claims experience with the monoline insurers, due to ongoing litigation against legacy Countrywide and/or Bank of America. To the extent the Corporation received repurchase claims from the monolines that are properly presented, it generally reviews them on a loan-by-loan basis. Where a breach of representations and warranties given by the Corporation or subsidiaries or legacy companies is confirmed on a given loan, settlement is generally reached as to that loan within 60 to 90 days.

For the monolines that have instituted litigation against legacy Countrywide and/or Bank of America, when claims from these counterparties are denied, the Corporation does not indicate its reason for denial as it is not contractually obligated to do so. In the Corporation's experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. When a claim has been denied and there has not been communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution.
To the extent there are repurchase claims based on valid identified loan defects, a liability for representations and warranties is established. In view of the inherent difficulty of predicting the outcome of those repurchase claims where a valid defect has not been identified or in predicting future claim requests and the related outcome in the case of unasserted claims to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome through the repurchase process. As a result, a liability for representations and warranties has not been established related to repurchase claims where a valid defect has not been identified, or in the case of any unasserted claims to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds. For additional information related to the monolines, see Note 10 – Commitments and Contingencies and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Monoline Outstanding Claims

At March 31, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $3.1 billion, substantially all of which the Corporation has reviewed and declined to repurchase based on an assessment of whether a material breach exists. As noted above, a portion of the repurchase claims that are initially denied are ultimately resolved through bulk settlement, repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At March 31, 2012, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $6.1 billion, excluding loans that had been paid in full and file requests for loans included in the trusts settled with Assured Guaranty. There will likely be additional requests for loan files in the future leading to repurchase claims. Such claims may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase claim will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase claim. In addition, amounts paid on repurchase claims from a monoline are paid to the securitization trust and are applied in accordance with the terms of the governing securitization documents which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims, although in those circumstances, investors may be able to bring claims if contractual thresholds are met.

Whole Loan Sales and Private-label Securitizations Experience

The majority of the repurchase claims that the Corporation has received outside of those from the GSEs and monolines are from third-party whole-loan investors. In connection with these transactions, the Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation’s denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach a conclusion on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Through March 31, 2012, 24 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 50 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution. In the case of private-label securitization trustees, there is currently no established process in place for the private-label securitization trustee to rescind a claim if they agree with a claim denial or for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. During the three months ended March 31, 2012 and 2011, the Corporation received $1.5 billion and $168 million of such repurchase claims. In addition, there have been and continue to be an increased trend for both requests for loan files and repurchase claims from private-label securitization trustees, as well as an increase in requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties claims, and the Corporation believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. For additional information on repurchase demands, see Outstanding Claims on page 173.

NOTE 9 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill by business segment at March 31, 2012 and December 31, 2011. Effective January 1, 2012, the Corporation changed its basis of presentation from six to five segments. For more information on this realignment, see Note 19 – Business Segment Information. The reporting units utilized for goodwill impairment tests are the operating segments or one level below. For more information, see Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	March 31 2012	December 31 2011
Consumer & Business Banking	$29,986	$29,986
Global Banking	24,802	24,802
Global Markets	4,450	4,441
Global Wealth & Investment Management	9,928	9,928
All Other	810	810
Total goodwill	$69,976	$69,967

There was no goodwill in CRES at March 31, 2012 and December 31, 2011.

Intangible Assets

The table below presents the gross carrying amount and accumulated amortization related to intangible assets at March 31, 2012 and December 31, 2011.

Intangible Assets (1)
	March 31, 2012		December 31, 2011
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,237	$4,185	$6,948	$4,775
Core deposit intangibles	3,593	2,669	3,903	2,915
Customer relationships	4,081	1,630	4,081	1,532
Affinity relationships	1,569	994	1,569	966
Other intangibles	2,280	586	2,476	768
Total intangible assets	$17,760	$10,064	$18,977	$10,956
(1) Excludes fully amortized intangible assets.

None of the intangible assets were impaired at March 31, 2012 or December 31, 2011. Amortization of intangibles expense was $319 million and $385 million for the three months ended March 31, 2012 and 2011. The Corporation estimates aggregate amortization expense will be approximately $320 million for each of the remaining quarters of 2012, and $1.1 billion, $950 million, $870 million, $770 million and $670 million for 2013 through 2017, respectively.

NOTE 10 – Commitments and Contingencies

In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Corporation’s Consolidated Balance Sheet. For additional information on commitments and contingencies, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The Credit Extension Commitments table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $25.3 billion and $27.1 billion at March 31, 2012 and December 31, 2011. At March 31, 2012, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $676 million, including deferred revenue of $25 million and a reserve for unfunded lending commitments of $651 million. At December 31, 2011, the comparable amounts were $741 million, $27 million and $714 million, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The table below also includes the notional amount of commitments of $24.0 billion and $25.7 billion at March 31, 2012 and December 31, 2011 that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $844 million and $1.2 billion on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 16 – Fair Value Option.

Credit Extension Commitments
	March 31, 2012
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$98,539	$80,400	$125,963	$15,590	$320,492
Home equity lines of credit	1,822	9,016	21,715	33,521	66,074
Standby letters of credit and financial guarantees (1)	28,846	18,026	6,414	2,854	56,140
Letters of credit	2,147	49	19	1,021	3,236
Legally binding commitments	131,354	107,491	154,111	52,986	445,942
Credit card lines (2)	441,367	—	—	—	441,367
Total credit extension commitments	$572,721	$107,491	$154,111	$52,986	$887,309

	December 31, 2011
Notional amount of credit extension commitments
Loan commitments	$96,291	$85,413	$120,770	$15,009	$317,483
Home equity lines of credit	1,679	7,765	20,963	37,066	67,473
Standby letters of credit and financial guarantees (1)	26,965	18,932	6,433	5,505	57,835
Letters of credit	2,828	27	5	383	3,243
Legally binding commitments	127,763	112,137	148,171	57,963	446,034
Credit card lines (2)	449,097	—	—	—	449,097
Total credit extension commitments	$576,860	$112,137	$148,171	$57,963	$895,131

(1)
The notional amounts of standby letters of credit and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $38.8 billion and $16.7 billion at March 31, 2012, and $39.2 billion and $17.8 billion at December 31, 2011. Amounts include consumer standby letters of credit of $656 million and $859 million at March 31, 2012 and December 31, 2011.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments

At March 31, 2012 and December 31, 2011, the Corporation had unfunded equity investment commitments of $520 million and $772 million. In light of proposed Basel regulatory capital changes related to unfunded commitments, over the past two years, the Corporation has actively reduced these commitments in a series of sale transactions involving its private equity investments.

Other Commitments

At March 31, 2012 and December 31, 2011, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $3.8 billion and $2.5 billion, which upon settlement will be included in loans or LHFS.

At March 31, 2012 and December 31, 2011, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $89.4 billion and $67.0 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $64.2 billion and $42.0 billion. All of these commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $2.3 billion, $2.7 billion, $2.1 billion, $1.7 billion and $1.4 billion for the remainder of 2012 and the years through 2016, respectively, and $6.5 billion in the aggregate for all years thereafter.

The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At March 31, 2012 and December 31, 2011, the minimum fee commitments over the remaining terms of these agreements totaled $1.8 billion and $1.9 billion.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At both March 31, 2012 and December 31, 2011, the notional amount of these guarantees totaled $15.8 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.1 billion with estimated maturity dates between 2030 and 2040. As of March 31, 2012, the Corporation had not made a payment under these products. The possibility of surrender or other payment associated with these guarantees exists. The net fair value of the fee receivable associated with these guarantees was $44 million and $48 million at March 31, 2012 and December 31, 2011 and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high-quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At March 31, 2012 and December 31, 2011, the notional amount of these guarantees totaled $27.5 billion and $28.8 billion with estimated maturity dates up to 2015 if the exit option is exercised on all deals. As of March 31, 2012, the Corporation had not made a payment under these products.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three months ended March 31, 2012 and 2011, the sponsored entities processed and settled $133.2 billion and $84.9 billion of transactions and recorded losses of $2 million and $3 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At March 31, 2012 and December 31, 2011, the sponsored merchant processing servicers held as collateral $219 million and $238 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2012 and December 31, 2011, the maximum potential exposure for sponsored transactions totaled approximately $244.0 billion and $236.0 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At March 31, 2012 and December 31, 2011, the total notional amount of these derivative contracts was $3.3 billion and $3.2 billion with commercial banks and $1.7 billion and $1.8 billion with VIEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation sells products that guarantee the return of principal to investors at a preset future date. These guarantees cover a broad range of underlying asset classes and are designed to cover the shortfall between the market value of the underlying portfolio and the principal amount on the preset future date. To manage its exposure, the Corporation requires that these guarantees be backed by structural and investment constraints and certain pre-defined triggers that would require the underlying assets or portfolio to be liquidated and invested in zero-coupon bonds that mature at the preset future date. The Corporation is required to fund any shortfall between the proceeds of the liquidated assets and the purchase price of the zero-coupon bonds at the preset future date. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. The notional amount of these guarantees decreased from $300 million at December 31, 2011 to $135 million at March 31, 2012 due to maturities. These guarantees have various maturities ranging from two to five years. As of March 31, 2012, the Corporation had not made a payment under these products and has assessed the probability of payments under these guarantees as remote.

The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.5 billion and $3.7 billion at March 31, 2012 and December 31, 2011. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation sells payment protection insurance (PPI) through its international card services business to credit card customers and has previously sold this insurance to consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $534 million and $476 million at March 31, 2012 and December 31, 2011, with the increase due to a provision of $200 million partially offset by payment of claims during the three months ended March 31, 2012.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).

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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $793 million was recognized for the three months ended March 31, 2012 compared to $940 million for the same period in 2011.
For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $4.2 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation's maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation's results of operations or cash flows for any particular reporting period.
Fontainebleau Las Vegas Litigation
On March 19, 2012, the district court granted BANA's motion for summary judgment on all causes of action against it in its capacity as disbursement agent in Avenue CLO Fund Ltd., et al. v. Bank of America, N.A., Merrill Lynch Capital Corporation, et al., and denied plaintiffs' motion for summary judgment. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit.

Merrill Lynch Acquisition-related Matters
Securities Actions
In Dornfest v. Bank of America Corp., et al., on March 21, 2012, the U.S. Court of Appeals for the Second Circuit denied without prejudice plaintiff's attempt to appeal the district court's ruling that plaintiff could not proceed with his action on a class basis.
Derivative Actions
In In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation pending in the U.S. District Court for the Southern District of New York, the parties to the derivative action have reached an agreement in principle to settle this action, which requires judicial approval. If the agreement in principle is approved by the court, the action pending in New York will be dismissed. Final judicial approval of the settlement will entitle defendants to the dismissal of all similar derivative actions, including the derivative action pending in the Delaware Court of Chancery, In re Bank of America Corporation Stockholder Derivative Litigation. Plaintiffs in the Delaware Court of Chancery derivative action have filed motions in the Delaware Court of Chancery and federal court in New York challenging and seeking to enjoin the proposed settlement in the New York action on the ground that the consideration being paid to the Corporation is inadequate, among other grounds.
Montgomery
On March 15, 2012, plaintiffs moved to file a second amended complaint to add additional factual allegations. On March 16, 2012, the district court granted defendants' motion to dismiss the first amended complaint.
Mortgage-backed Securities Litigation
The Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20 of the Securities Exchange Act of 1934 and/or state securities laws and other state statutory and common laws.
These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trust's title to the mortgage loans comprising the pool for that securitization (collectively, MBS Claims). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities (including the National Credit Union Administration) have threatened legal actions against the Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates concerning MBS offerings.
On August 15, 2011, the Judicial Panel on Multi-district Litigation ordered multiple federal court cases involving Countrywide MBS consolidated for pretrial purposes in the U.S. District Court for the Central District of California, in a multi-district litigation entitled In re Countrywide Financial Corp. Mortgage-Backed Securities Litigation (the Countrywide RMBS MDL).
AIG Litigation
On April 24, 2012, the U.S. Court of Appeals for the Second Circuit granted plaintiffs' petition for leave to appeal the ruling of the federal district court in the Southern District of New York denying plaintiffs' motion to remand the case to New York Supreme Court.
Dexia Litigation
On March 9, 2012, plaintiffs filed an amended complaint asserting the same MBS Claims and seeking the same relief, and revising the successor liability allegations and adding fraudulent conveyance claims as to certain defendants.

FHFA Litigation
On April 5, 2012, the Federal Housing Finance Agency's motion to remand Federal Housing Finance Agency v. Countrywide Financial Corporation, et al. to New York Supreme Court was denied.
Luther Litigation and Related Actions
On March 9, 2012, the court dismissed the complaint in Putnam Bank v. Countrywide Financial Corporation, et al., as time-barred, with prejudice.
Sealink Litigation
On March 9, 2012, the court dismissed plaintiffs' complaint for lack of standing, without prejudice. On March 29, 2012, plaintiffs filed an amended complaint.
Mortgage Repurchase Litigation
Walnut Place Litigation
On March 29, 2012, the motion to dismiss filed on May 17, 2011 in Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al. (Walnut I) was granted. Plaintiffs have appealed that decision.
In the second Walnut Place litigation, where a motion to dismiss is pending, also entitled Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al., the parties have agreed to stay proceedings pending disposition of the appeal in Walnut I.
U.S. Bank Litigation
On April 5, 2012, the U.S. District Court for the Central District of California remanded the case to New York Supreme Court.

Mortgage Servicing Investigations and Litigation

On March 12, 2012, the Corporation and certain of its affiliates and subsidiaries, together with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and other federal agencies (together, the Federal Agencies) and 49 state attorneys general (the State AGs) caused a consent judgment (the Consent Judgment) concerning the terms of a global settlement resolving investigations into certain origination, servicing and foreclosure practices (the Global Settlement Agreement) to be filed in the U.S. District Court for the District of Columbia. The Global Settlement Agreement embodies the agreements related to the previously announced agreements in principle reached on February 9, 2012 with: (i) the Federal Agencies and State AGs to resolve federal and state investigations into certain origination, servicing and foreclosure practices; and (ii) the Federal Housing Administration (FHA) to resolve certain claims relating to the origination of FHA-insured mortgage loans, primarily by legacy Countrywide prior to and for a period following the Corporation's acquisition of that company. The Consent Judgment was entered by the court on April 5, 2012, and separate settlement agreements with the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency relating to servicing and foreclosure practices also became effective.

NOTE 11 – Shareholders’ Equity

Common Stock

In April 2012, the Board of Directors (the Board) declared a second quarter cash dividend of $0.01 to be paid on June 22, 2012 to common shareholders of record on June 1, 2012. In January 2012, the Board declared the first quarter cash dividend of $0.01 per common share which was paid on March 23, 2012 to common shareholders of record on March 2, 2012.

During the three months ended March 31, 2012, the Corporation entered into various agreements with certain preferred and trust preferred security holders pursuant to which the Corporation and the security holders, in aggregate, agreed to exchange shares of various series of non-convertible preferred stock, with a carrying value of $296 million and trust preferred securities with a carrying value of $760 million for approximately 50 million shares of the Corporation's common stock, with a fair value of $412 million and $398 million in cash. The $246 million difference between the carrying value of the preferred and trust preferred securities retired and the fair value of consideration issued was recorded in retained earnings as a $44 million reduction to preferred stock dividends and a $202 million gain in noninterest income.

During the three months ended March 31, 2012, in connection with employee stock plans, the Corporation issued approximately 293 million shares and repurchased approximately 103 million shares to satisfy tax withholding obligations. At March 31, 2012, the Corporation had reserved 1.9 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

Preferred Stock

During the three months ended March 31, 2012, the dividends declared on preferred stock were $369 million.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2012, and 2011.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)
Net change	(649)	810	266	75	27	529
Balance, March 31, 2011	$65	$7,469	$(2,970)	$(3,872)	$(229)	$463

Balance, December 31, 2011	$3,100	$3	$(3,785)	$(4,391)	$(364)	$(5,437)
Net change	(938)	14	382	952	31	441
Balance, March 31, 2012	$2,162	$17	$(3,403)	$(3,439)	$(333)	$(4,996)

(1)	Net change in fair value represents only the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.

The table below presents the before- and after-tax changes in accumulated OCI for the three months ended March 31, 2012, and 2011.

	Three Months Ended March 31
	2012			2011
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net change in fair value recorded in accumulated OCI	$(780)	$291	$(489)	$(576)	$216	$(360)
Net realized (gains) losses reclassified into earnings	(712)	263	(449)	(458)	169	(289)
Net change	(1,492)	554	(938)	(1,034)	385	(649)
Available-for-sale marketable equity securities:
Net change in fair value recorded in accumulated OCI	25	(10)	15	1,290	(469)	821
Net realized (gains) losses reclassified into earnings	(2)	1	(1)	(18)	7	(11)
Net change	23	(9)	14	1,272	(462)	810
Derivatives:
Net change in fair value recorded in accumulated OCI	413	(153)	260	94	(35)	59
Net realized (gains) losses reclassified into earnings	194	(72)	122	328	(121)	207
Net change	607	(225)	382	422	(156)	266
Employee benefit plans:
Net realized (gains) losses reclassified into earnings	128	(46)	82	119	(44)	75
Settlements and curtailments	1,381	(511)	870	—	—	—
Net change	1,509	(557)	952	119	(44)	75
Foreign currency:
Net change in fair value recorded in accumulated OCI	(256)	287	31	(272)	299	27
Net change	(256)	287	31	(272)	299	27
Other comprehensive income	$391	$50	$441	$507	$22	$529

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2012 and 2011 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for additional information on the calculation of EPS.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2012	2011
Earnings per common share
Net income	$653	$2,049
Preferred stock dividends	(325)	(310)
Net income applicable to common shareholders	$328	$1,739
Dividends and undistributed earnings allocated to participating securities	(1)	(14)
Net income allocated to common shareholders	$327	$1,725
Average common shares issued and outstanding	10,651,367	10,075,875
Earnings per common share	$0.03	$0.17

Diluted earnings per common share
Net income applicable to common shareholders	$328	$1,739
Dividends and undistributed earnings allocated to participating securities	(1)	(14)
Net income allocated to common shareholders	$327	$1,725
Average common shares issued and outstanding	10,651,367	10,075,875
Dilutive potential common shares (1)	110,550	105,476
Total diluted average common shares issued and outstanding	10,761,917	10,181,351
Diluted earnings per common share	$0.03	$0.17

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.

For the three months ended March 31, 2012 and 2011, average options to purchase 176 million and 230 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For the three months ended March 31, 2012 and 2011, average warrants to purchase 272 million and 122 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For the three months ended March 31, 2012 and 2011, 62 million and 67 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L and 700 million average dilutive potential common shares associated with the Series T Preferred Stock for the three months ended March 31, 2012 were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method.

NOTE 14 – Pension, Postretirement and Certain Compensation Plans

Pension and Postretirement Plans

The Corporation sponsors noncontributory trusteed pension plans that cover substantially all officers and employees, a number of noncontributory nonqualified pension plans, and postretirement health and life plans. Additional information on these plans is presented in Note 19 – Employee Benefit Plans to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

In connection with a redesign of the Corporation's retirement plans, on January 24, 2012, the Compensation and Benefits Committee of the Board approved amendments to freeze benefits earned in the Qualified Pension Plans effective June 30, 2012. As a result of acquisitions, the Corporation assumed the obligations related to the pension plans of certain legacy companies. These acquired pension plans have been merged into a separate defined benefit pension plan which, together with the Bank of America Pension Plan, are referred to as the Qualified Pension Plans. As a result of freezing the Qualified Pension Plans, a curtailment was triggered and a remeasurement of the qualified pension obligations and plan assets occurred as of January 24, 2012. As of the remeasurement date, the plan assets had increased in value from the prior measurement date resulting in an increase in the funded status of the plan of approximately $431 million. Additionally, the curtailment impact reduced the projected benefit obligation by approximately $889 million. The combined impact resulted in a $1.3 billion increase to the net pension assets recognized in other assets and a corresponding decrease in unrecognized losses in accumulated OCI of $1.3 billion ($832 million after-tax). The impact of the immediate recognition of the prior service cost of $58 million was recorded in personnel expense as a curtailment loss during the three months ended March 31, 2012. All economic assumptions were consistent with the prior year end including the weighted-average discount rate of 4.95 percent used for remeasurement of the qualified pension plans.

Net periodic benefit cost of the Corporation’s plans for the three months ended March 31, 2012 and 2011 included the following components.

Components of Net Periodic Benefit Cost
	Three Months Ended March 31, 2012
(Dollars in millions)	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans (1)	Postretirement Health and Life Plans
Service cost	$114	$10	$—	$4
Interest cost	172	24	35	18
Expected return on plan assets	(309)	(34)	(38)	(2)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credits)	5	—	(2)	1
Amortization of net actuarial loss (gain)	123	(2)	3	(5)
Recognized loss due to settlements and curtailments	58	—	3	—
Net periodic benefit cost	$163	$(2)	$1	$24

	Three Months Ended March 31, 2011
Service cost	$108	$11	$—	$4
Interest cost	188	25	39	21
Expected return on plan assets	(325)	(29)	(35)	(2)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credits)	6	—	(2)	2
Amortization of net actuarial loss	101	—	5	1
Net periodic benefit cost	$78	$7	$7	$34

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan.

The Corporation's best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2012 is $114 million, $124 million and $115 million, respectively. For the three months ended March 31, 2012, the Corporation contributed $81 million, $50 million and $29 million, respectively, to these plans. The Corporation does not expect to make a contribution to the Qualified Pension Plans in 2012.

Certain Compensation Plans

During the three months ended March 31, 2012, the Corporation issued 288 million RSUs to certain employees under the Key Associate Stock Plan. Certain awards are earned based on the achievement of specified performance criteria. Vested RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. Seven million of these RSUs were authorized to be settled in shares of common stock with the remainder in cash only. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions, which in the aggregate represents substantially all of the award in 2012, is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation's common stock. The Corporation hedges a portion of the RSUs using a combination of economic and cash flow hedges as described in Note 3 – Derivatives.

NOTE 15 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles and Note 22 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 16 – Fair Value Option.

Valuation Processes

The Corporation has various processes and controls in place to ensure that fair value is reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of models by personnel who are independent of the front office, and periodic re-assessments of models to ensure that they are continuing to perform as designed. In addition, detailed reviews of trading gains and losses are analyzed on a daily basis by personnel who are independent of the front office. A price verification group, which is also independent of the front office, utilizes available market information including executed trades, market prices and market-observable valuation model inputs to ensure that fair values are reasonably estimated. The Corporation performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are escalated through a management review process.

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

During the three months ended March 31, 2012, there were no changes to the Corporation's valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at March 31, 2012 and December 31, 2011, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2012
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$95,003	$—	$—	$95,003
Trading account assets:
U.S. government and agency securities	44,083	25,581	—	—	69,664
Corporate securities, trading loans and other	994	32,115	6,001	—	39,110
Equity securities	24,574	8,236	525	—	33,335
Non-U.S. sovereign debt	40,245	11,280	546	—	52,071
Mortgage trading loans and ABS	—	11,583	4,012	—	15,595
Total trading account assets	109,896	88,795	11,084	—	209,775
Derivative assets (3)	2,780	1,488,433	11,315	(1,443,477)	59,051
AFS debt securities:
U.S. Treasury securities and agency securities	36,539	3,427	—	—	39,966
Mortgage-backed securities:
Agency	—	175,058	33	—	175,091
Agency-collateralized mortgage obligations	—	42,355	—	—	42,355
Non-agency residential	—	11,441	29	—	11,470
Non-agency commercial	—	4,861	38	—	4,899
Non-U.S. securities	3,363	3,205	—	—	6,568
Corporate/Agency bonds	—	2,290	131	—	2,421
Other taxable securities	20	6,422	4,175	—	10,617
Tax-exempt securities	—	1,758	1,895	—	3,653
Total AFS debt securities	39,922	250,817	6,301	—	297,040
Loans and leases	—	6,410	2,782	—	9,192
Mortgage servicing rights	—	—	7,589	—	7,589
Loans held-for-sale	—	4,696	2,862	—	7,558
Other assets	22,153	10,031	3,487	—	35,671
Total assets	$174,751	$1,944,185	$45,420	$(1,443,477)	$720,879
Liabilities
Interest-bearing deposits in U.S. offices	$—	$3,191	$—	$—	$3,191
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	54,434	—	—	54,434
Trading account liabilities:
U.S. government and agency securities	19,789	761	—	—	20,550
Equity securities	19,571	2,080	—	—	21,651
Non-U.S. sovereign debt	17,866	1,180	—	—	19,046
Corporate securities and other	638	8,405	124	—	9,167
Total trading account liabilities	57,864	12,426	124	—	70,414
Derivative liabilities (3)	2,437	1,468,536	7,128	(1,428,929)	49,172
Other short-term borrowings	—	6,395	—	—	6,395
Accrued expenses and other liabilities	16,775	1,681	3	—	18,459
Long-term debt	—	48,537	2,500	—	51,037
Total liabilities	$77,076	$1,595,200	$9,755	$(1,428,929)	$253,102

(1)
During the three months ended March 31, 2012, approximately $1.7 billion and $350 million of assets and liabilities were transferred from Level 1 to Level 2, and approximately $250 million and $40 million of assets and liabilities were transferred from Level 2 to Level 1. Approximately $640 million of the transfer from Level 1 to Level 2 was due to a restriction that became effective for a private equity investment. The remaining transfers were the result of additional information associated with certain equities, derivative contracts and private equity investments.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 3 – Derivatives.

	December 31, 2011
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$87,453	$—	$—	$87,453
Trading account assets:
U.S. government and agency securities	30,540	22,073	—	—	52,613
Corporate securities, trading loans and other	1,067	28,624	6,880	—	36,571
Equity securities	17,181	5,949	544	—	23,674
Non-U.S. sovereign debt	33,667	8,937	342	—	42,946
Mortgage trading loans and ABS	—	9,826	3,689	—	13,515
Total trading account assets	82,455	75,409	11,455	—	169,319
Derivative assets (3)	2,186	1,865,310	14,366	(1,808,839)	73,023
AFS debt securities:
U.S. Treasury securities and agency securities	39,389	3,475	—	—	42,864
Mortgage-backed securities:
Agency	—	142,526	37	—	142,563
Agency-collateralized mortgage obligations	—	44,999	—	—	44,999
Non-agency residential	—	13,907	860	—	14,767
Non-agency commercial	—	5,482	40	—	5,522
Non-U.S. securities	1,664	3,256	—	—	4,920
Corporate/Agency bonds	—	2,873	162	—	3,035
Other taxable securities	20	8,593	4,265	—	12,878
Tax-exempt securities	—	1,955	2,648	—	4,603
Total AFS debt securities	41,073	227,066	8,012	—	276,151
Loans and leases	—	6,060	2,744	—	8,804
Mortgage servicing rights	—	—	7,378	—	7,378
Loans held-for-sale	—	4,243	3,387	—	7,630
Other assets	18,963	13,886	4,235	—	37,084
Total assets	$144,677	$2,279,427	$51,577	$(1,808,839)	$666,842
Liabilities
Interest-bearing deposits in U.S. offices	$—	$3,297	$—	$—	$3,297
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	34,235	—	—	34,235
Trading account liabilities:
U.S. government and agency securities	19,120	1,590	—	—	20,710
Equity securities	13,259	1,335	—	—	14,594
Non-U.S. sovereign debt	16,760	680	—	—	17,440
Corporate securities and other	829	6,821	114	—	7,764
Total trading account liabilities	49,968	10,426	114	—	60,508
Derivative liabilities (3)	2,055	1,850,804	8,500	(1,801,839)	59,520
Other short-term borrowings	—	6,558	—	—	6,558
Accrued expenses and other liabilities	13,832	1,897	14	—	15,743
Long-term debt	—	43,296	2,943	—	46,239
Total liabilities	$65,855	$1,950,513	$11,571	$(1,801,839)	$226,100

(1)	Gross transfers between Level 1 and Level 2 during 2011 were not significant.

(2)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(3)	For further disaggregation of derivative assets and liabilities, see Note 3 – Derivatives.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended March 31, 2012
				Gross
(Dollars in millions)	Balance January 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2012
Trading account assets:
Corporate securities, trading loans and other (2)	$6,880	$93	$—	$675	$(1,065)	$—	$(189)	$59	$(452)	$6,001
Equity securities	544	15	—	79	(109)	—	(10)	8	(2)	525
Non-U.S. sovereign debt	342	24	—	273	(81)	—	—	—	(12)	546
Mortgage trading loans and ABS	3,689	99	—	184	(455)	—	(89)	742	(158)	4,012
Total trading account assets	11,455	231	—	1,211	(1,710)	—	(288)	809	(624)	11,084
Net derivative assets (3)	5,866	(837)	—	359	(321)	—	(634)	106	(352)	4,187
AFS debt securities:
Mortgage-backed securities:
Agency	37	—	—	—	—	—	(4)	—	—	33
Non-agency residential	860	(69)	19	—	(293)	—	—	—	(488)	29
Non-agency commercial	40	—	—	—	—	—	(2)	—	—	38
Corporate/Agency bonds	162	(2)	—	(2)	—	—	—	—	(27)	131
Other taxable securities	4,265	7	17	362	—	—	(418)	—	(58)	4,175
Tax-exempt securities	2,648	26	18	—	(35)	—	(762)	—	—	1,895
Total AFS debt securities	8,012	(38)	54	360	(328)	—	(1,186)	—	(573)	6,301
Loans and leases (2, 4)	2,744	164	—	—	—	—	(117)	—	(9)	2,782
Mortgage servicing rights (4)	7,378	655	—	—	—	77	(521)	—	—	7,589
Loans held-for-sale (2)	3,387	169	—	4	—	—	(97)	31	(632)	2,862
Other assets (5)	4,235	(32)	—	43	(581)	—	(167)	—	(11)	3,487
Trading account liabilities – Corporate securities and other	(114)	—	—	48	(27)	—	—	(65)	34	(124)
Accrued expenses and other liabilities (2)	(14)	3	—	5	—	—	—	—	3	(3)
Long-term debt (2)	(2,943)	(241)	—	76	(33)	(65)	433	(532)	805	(2,500)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives include derivative assets of $11.3 billion and derivative liabilities of $7.1 billion.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the three months ended March 31, 2012, the transfers into Level 3 included $809 million of trading account assets, $106 million of net derivative assets and $532 million of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of additional information related to certain CLOs. Transfers into Level 3 for net derivative assets primarily related to decreased market activity (i.e., executed trades) for certain structured rate derivatives. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended March 31, 2012, the transfers out of Level 3 included $624 million of trading account assets, $352 million of net derivative assets, $573 million of AFS debt securities, $632 million of LHFS and $805 million of long-term debt. Transfers out of Level 3 for trading account assets primarily related to increased market liquidity for certain corporate loans and loans backed by commercial real estate. Transfers out of Level 3 for net derivative assets primarily related to increased price observability (i.e., market comparables) for certain total return swaps and foreign exchange swaps. Transfers out of Level 3 for AFS debt securities primarily related to increased price observability for certain non-agency RMBS. Transfers out of Level 3 for LHFS primarily related to increased observable inputs, primarily liquid comparables. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)
	Three Months Ended March 31, 2011
				Gross
(Dollars in millions)	Balance January 1 2011	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$7,751	$494	$—	$1,550	$(2,350)	$—	$(181)	$569	$(255)	$7,578
Equity securities	623	43	—	100	(70)	—	—	39	(1)	734
Non-U.S. sovereign debt	243	5	—	48	(4)	—	—	—	(40)	252
Mortgage trading loans and ABS	6,908	562	—	766	(1,086)	—	(64)	1	(390)	6,697
Total trading account assets	15,525	1,104	—	2,464	(3,510)	—	(245)	609	(686)	15,261
Net derivative assets (3)	7,745	438	—	502	(748)	—	(1,670)	307	(155)	6,419
AFS debt securities:
Mortgage-backed securities:
Agency	4	—	—	—	—	—	—	—	(4)	—
Agency-collateralized mortgage obligations	—	—	—	56	—	—	—	—	—	56
Non-agency residential	1,468	(16)	(22)	—	(237)	—	(262)	272	—	1,203
Non-agency commercial	19	—	—	—	—	—	—	—	—	19
Non-U.S. securities	3	—	—	—	—	—	—	—	(3)	—
Corporate/Agency bonds	137	2	1	—	(7)	—	—	—	—	133
Other taxable securities	13,018	29	57	552	(52)	—	(2,582)	2	—	11,024
Tax-exempt securities	1,224	(3)	6	—	(49)	—	(32)	—	—	1,146
Total AFS debt securities	15,873	12	42	608	(345)	—	(2,876)	274	(7)	13,581
Loans and leases (2, 4)	3,321	172	—	—	(109)	846	(616)	5	—	3,619
Mortgage servicing rights (4)	14,900	247	—	—	—	841	(706)	—	—	15,282
Loans held-for-sale (2)	4,140	178	—	31	(173)	—	(123)	222	(16)	4,259
Other assets (5)	6,856	122	—	77	(941)	—	(288)	—	(1,633)	4,193
Trading account liabilities – Corporate securities and other	(7)	—	—	7	(102)	—	—	—	—	(102)
Other short-term borrowings (2)	(706)	(46)	—	—	—	—	26	—	—	(726)
Accrued expenses and other liabilities (2)	(828)	143	—	—	(4)	—	—	—	—	(689)
Long-term debt (2)	(2,986)	(148)	—	84	—	(43)	239	(637)	353	(3,138)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives include derivative assets of $16.2 billion and derivative liabilities of $9.8 billion.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.

During the three months ended March 31, 2011, the transfers into Level 3 included $609 million of trading account assets and $637 million of long-term debt accounted for under the fair value option. Transfers into Level 3 for trading account assets were primarily certain CLOs that were transferred into Level 3 due to a lack of price transparency. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended March 31, 2011, the transfers out of Level 3 included $686 million of trading account assets and $1.6 billion of other assets. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS and consumer ABS portfolios. Transfers out of Level 3 for other assets were the result of an initial public offering of an equity investment.

The table below summarizes gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three months ended March 31, 2012 and 2011. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended March 31, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$93	$—	$—	$93
Equity securities	—	15	—	—	15
Non-U.S. sovereign debt	—	24	—	—	24
Mortgage trading loans and ABS	—	99	—	—	99
Total trading account assets	—	231	—	—	231
Net derivative assets	—	(1,373)	536	—	(837)
AFS debt securities:
Non-agency residential MBS	—	—	—	(69)	(69)
Corporate/Agency bonds	—	—	—	(2)	(2)
Other taxable securities	—	—	—	7	7
Tax-exempt securities	—	—	—	26	26
Total AFS debt securities	—	—	—	(38)	(38)
Loans and leases (2)	—	—	—	164	164
Mortgage servicing rights	—	—	655	—	655
Loans held-for-sale (2)	—	—	90	79	169
Other assets	10	—	(8)	(34)	(32)
Accrued expenses and other liabilities (2)	—	—	—	3	3
Long-term debt (2)	—	(139)	—	(102)	(241)
Total	$10	$(1,281)	$1,273	$72	$74

	Three Months Ended March 31, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$494	$—	$—	$494
Equity securities	—	43	—	—	43
Non-U.S. sovereign debt	—	5	—	—	5
Mortgage trading loans and ABS	—	562	—	—	562
Total trading account assets	—	1,104	—	—	1,104
Net derivative assets	—	(459)	897	—	438
AFS debt securities:
Non-agency residential MBS	—	—	—	(16)	(16)
Corporate/Agency bonds	—	—	—	2	2
Other taxable securities	—	12	—	17	29
Tax-exempt securities	—	(3)	—	—	(3)
Total AFS debt securities	—	9	—	3	12
Loans and leases (2)	—	—	—	172	172
Mortgage servicing rights	—	—	247	—	247
Loans held-for-sale (2)	—	—	2	176	178
Other assets	122	—	—	—	122
Other short-term borrowings (2)	—	—	(46)	—	(46)
Accrued expenses and other liabilities (2)	—	(8)	—	151	143
Long-term debt (2)	—	(92)	—	(56)	(148)
Total	$122	$554	$1,100	$446	$2,222

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The table below summarizes changes in unrealized gains (losses) recorded in earnings during the three months ended March 31, 2012 and 2011 for Level 3 assets and liabilities that were still held at March 31, 2012 and 2011. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended March 31, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$56	$—	$—	$56
Equity securities	—	11	—	—	11
Non-U.S. sovereign debt	—	13	—	—	13
Mortgage trading loans and ABS	—	53	—	—	53
Total trading account assets	—	133	—	—	133
Net derivative assets	—	(1,314)	360	—	(954)
Loans and leases (2)	—	—	—	214	214
Mortgage servicing rights	—	—	470	—	470
Loans held-for-sale (2)	—	—	55	23	78
Other assets	(19)	—	6	(34)	(47)
Accrued expenses and other liabilities (2)	—	—	—	3	3
Long-term debt (2)	—	(129)	—	(102)	(231)
Total	$(19)	$(1,310)	$891	$104	$(334)

	Three Months Ended March 31, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$402	$—	$—	$402
Equity securities	—	19	—	—	19
Non-U.S. sovereign debt	—	3	—	—	3
Mortgage trading loans and ABS	—	509	—	—	509
Total trading account assets	—	933	—	—	933
Net derivative assets	—	(290)	428	—	138
AFS debt securities:
Non-agency residential MBS	—	—	—	(68)	(68)
Total AFS debt securities	—	—	—	(68)	(68)
Loans and leases (2)	—	—	—	169	169
Mortgage servicing rights	—	—	(64)	—	(64)
Loans held-for-sale (2)	—	—	(12)	159	147
Other assets	(131)	—	—	—	(131)
Other short-term borrowings (2)	—	—	(34)	—	(34)
Accrued expenses and other liabilities (2)	—	(8)	—	108	100
Long-term debt (2)	—	(92)	—	(56)	(148)
Total	$(131)	$543	$318	$312	$1,042

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at March 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)		Inputs
Financial Instrument	Fair Value	Significant Unobservable Inputs	Ranges of Inputs
Loans and Securities (1)
Instruments backed by residential real estate assets	$5,542	Yield	1% to 25%
Trading account assets – Mortgage trading loans and ABS	689	Prepayment speeds	0% to 25% CPR
Loans and leases	2,332	Default rates	0% to 54% CDR
Loans held-for-sale	2,521	Loss severities	0% to 80%
Instruments backed by commercial real estate assets	$2,449	Yield	1% to 15%
Trading account assets – Mortgage trading loans and ABS	299	Loss severities	0% to 91%
Loans held-for-sale	341
Other assets	1,809
Instruments backed by other assets	$3,089	Yield	1% to 5%
Trading account assets – Mortgage trading loans and ABS	184
AFS debt securities – Other taxable securities	2,455
Loans and leases	450
Corporate loans and debt securities	$2,773	Yield	2% to 20%
Trading account assets – Corporate securities, trading loans and other	2,773	Enterprise value/EBITDA multiple	3x to 7x
Corporate CLOs and CDOs	$4,520	Prepayment speed	5% to 25%
Trading account assets – Corporate securities, trading loans and other	1,219	Default rates	1% to 5%
Trading account assets – Mortgage trading loans and ABS	2,840	Loss severity	25% to 40%
AFS debt securities – Other taxable securities	461	Yield	2% to 20%
Auction rate securities	$5,163	Weighted-average life	5 years
Trading account assets – Corporate securities, trading loans and other	2,009	Discount rate	LIBOR +200 or JJK +150
AFS debt securities – Other taxable securities	1,259	Projected tender price/Re-financing level	50% to 99%
AFS debt securities – Tax-exempt securities	1,895
Structured liabilities
Long-term debt	$(2,500)	Correlation (Index/Index)	50% to 97%
		Correlation (Stock/Stock)	30% to 80%
		Long-dated volatilities	20% to 70%

(1)
The total amount of the Level 3 line items that cross multiple categories of loans and securities for which ranges of inputs are provided in the table above is as follows: trading account assets – corporate securities, trading loans and other of $6.0 billion, trading account assets – mortgage trading loans and ABS of $4.0 billion, AFS debt securities – other taxable securities of $4.2 billion, AFS debt securities – tax-exempt securities of $1.9 billion, loans and leases of $2.8 billion, LHFS of $2.9 billion and other assets of $1.8 billion. Such amounts agree to the respective line items in the table on page 194.

CPR = Constant Prepayment Rate
CDR = Constant Default Rate
EBITDA = Earnings before interest, taxes, depreciation and amortization
JJK = J.J. Kenny (tax-exempt municipal rate)

Quantitative Information about Level 3 Fair Value Measurements (continued)
(Dollars in millions)		Inputs
Financial Instrument	Fair Value	Significant Unobservable Inputs	Ranges of Inputs
Net derivatives assets
Credit default swaps referencing CLOs and corporate assets	$849	Prepayment speed	5% to 25%
		Default rates	1% to 5%
		Loss severity	25% to 40%
		Yield	2% to 20%
		Credit spreads	100 bps to 500 bps
		Recovery	30% to 50%
Credit default swaps referencing other assets	$1,072	Upfront points	53 points to 99 points
		Correlation	45% to 70%
		Spread to index	-1,000 bps to 4,000 bps
		Yield	6% to 25%
		Prepayment speed	0% to 25% CPR
		Default rates	0% to 4% CDR
		Loss severity	0% to 65%
Structured credit derivatives	$2,114	Default correlation	30% to 80%
		Wrong-way correlation	20% to 50%
		Ratings-based spreads	300 bps to 500 bps
Equity derivatives	$(657)	Correlation (Index/Index)	50% to 97%
		Correlation (Stock/Stock)	30% to 80%
		Long-dated volatilities	20% to 70%
Commodity derivatives	$(14)	Long-term natural gas basis curve	-$0.53 to $0.22
Interest rate derivatives	$823	Correlation (IR/IR)	46% to 98%
		Correlation (FX/IR)	-65% to 50%
		Long-dated inflation rates	2% to 3%
		Long-dated inflation volatilities	1% to 2%
		Long-dated volatilities (IR, FX)	4% to 45%
		Long-dated swap rates	11% to 12%
Total net derivative assets	$4,187
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
IR = Interest Rate
FX = Foreign Exchange

In the tables above, instruments valued using a discounted cash flow model include instruments backed by residential and commercial real estate assets including RMBS, CMBS, whole loans, mortgage CDOs and net monoline exposure, and instruments backed by other assets (i.e., securities backed by non-real estate assets), corporate loans, debt securities, CLOs, CDOs and auction rate securities. In addition, market comparables are used in the valuation of certain corporate loans, debt securities and auction rate securities. Structured liabilities primarily include equity-linked notes that are accounted for under the fair value option. The equity exposure in these instruments is valued using industry standard derivative pricing models such as Monte Carlo simulation and Black Scholes.

CDS referencing CLOs and corporate and other assets, primarily CDS on residential and commercial single name and baskets, and commodity derivatives are valued using a discounted cash flow model. For CDS referencing corporate assets, a hazard rate model, which is an industry standard model for valuing CDS for single names or indices, is also utilized. Structured credit derivatives include tranched portfolio CDS and derivatives with derivative product company (DPC) and monoline counterparties. These instruments are valued using a Stochastic recovery correlation model which is adjusted for counterparty credit risk.

Equity and interest rate derivatives are valued using industry standard derivative pricing models such as Monte Carlo simulation, Black Scholes and other numerical methods that, for example, model the joint dynamics of interest, inflation and foreign exchange rates.

In addition to the instruments in the tables above, the Corporation holds $1.7 billion of instruments consisting primarily of certain direct private equity investments and private equity funds that are classified as Level 3 and reported within other assets. Valuations of direct private equity investments are prepared internally based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

For information on the inputs and techniques used in the valuation of MSRs, see Note 18 – Mortgage Servicing Rights.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Loans and Securities

For instruments backed by residential real estate assets, commercial real estate assets, and corporate CLOs and CDOs, a significant increase in market yields, default rates or loss severities would result in a significantly lower fair value for long positions. Short positions would be impacted in a directionally opposite way. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

For closed-end auction rate securities, a significant increase in discount rates would result in a significantly lower fair value. The impact of a significant change in the weighted-average life on the fair value is dependent upon how the coupon on the auction rate security compares to the discount rate. In cases where the coupon is higher than the discount rate, lengthening of the weighted-average life would result in a higher fair value. Conversely, in cases where the coupon rate is lower than the discount rate, lengthening of the weighted-average life would result in a lower fair value. For student loan and municipal auction rate securities, a significant increase in projected tender price/refinancing levels would result in a significantly higher fair value.

Structured Liabilities and Derivatives

For CDS referencing CLOs and corporate and other assets, a significant increase in market yield, including spreads to indices, upfront points (i.e., a single upfront payment made by a protection buyer at inception) or spreads, default rates or loss severities would result in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

Default correlation, which is a parameter that describes the degree of dependence between credit default rates within a credit portfolio that underlies a credit derivative instrument, is utilized in valuing synthetic basket positions and structured credit derivatives. The sensitivity of this input on the fair value varies depending on the level of subordination of the tranche. For senior tranches that are net purchases of protection, a significant increase in default correlation would result in a significantly higher fair value. Net short protection positions would be impacted in a directionally opposite way.

Transactions with DPC counterparties are impacted by ratings-based spreads and wrong-way correlation with the underlying derivative exposure. Ratings-based spreads represent the CDS spread implied from liquid credits with comparable credit ratings. A significant increase in ratings-based spreads would result in a significantly lower fair value for net long positions. Net short positions would be impacted in a directionally opposite way. Wrong-way correlation is a parameter that describes the probability that as exposure to a counterparty increases, the credit quality of the counterparty decreases. A significantly higher degree of wrong-way correlation between the DPC counterparty and underlying derivative exposure would result in a significantly lower fair value.

For equity derivatives, equity-linked long-term debt (structured liabilities) and interest rate derivatives, a significant change in long-dated rates and volatilities and correlation inputs (e.g., the degree of correlation between an equity security to an index, between two different interest rates, or between interest rates and foreign exchange rates) would result in a significant impact to the fair value. However, the magnitude and direction of the impact depends on whether the Corporation is long or short the exposure.

Nonrecurring Fair Value

The Corporation held certain assets that are measured at fair value on a nonrecurring basis and are not included in the previous tables in this Note. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during the three months ended March 31, 2012 and 2011, and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	March 31, 2012		Three Months Ended March 31, 2012
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$3,465	$857	$68
Loans and leases (1)	21	5,813	(1,497)
Foreclosed properties (2)	—	2,149	(90)
Other assets	—	14	—

	March 31, 2011		Three Months Ended March 31, 2011
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$587	$5,043	$38
Loans and leases (1)	22	7,598	(1,609)
Foreclosed properties (2)	—	2,028	(72)
Other assets	—	91	(4)

(1)	Gains (losses) represent charge-offs on real estate-secured loans.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at March 31, 2012.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
(Dollars in millions)		Inputs
Financial Instrument	Fair Value	Significant Unobservable Inputs	Ranges of Inputs
Instruments backed by residential real estate assets	$6,537	Yield	4% to 7%
Loans held-for-sale	724	Prepayment speeds	3% to 24%
Loans and leases	5,813	Default rates	0% to 59%
		Loss severities	0% to 60%
		OREO discount	1% to 28%
		Cost to sell	8%
Instruments backed by commercial real estate assets	$133	Yield	4% to 15%
Loans held-for-sale	133	Loss severities	0% to 91%

Instruments backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral. These loans are valued based on market comparables. Additionally, whole loans with fair value below cost are included in instruments backed by residential and commercial real estate assets and are valued using a discounted cash flow model.

In addition to the instruments disclosed in the table above, the Corporation holds foreclosed residential properties where the fair value is based on unadjusted third-party appraisals or broker price opinions. Appraisals are conducted every 90 days. Factors considered in determining the fair value include geographic sales trends, the value of comparable surrounding properties as well as the condition of the property.

NOTE 16 – Fair Value Option

The Corporation elected to account for certain financial instruments under the fair value option. For additional information on the primary financial instruments for which the fair value option elections have been made, see Note 23 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2012 and December 31, 2011.

Fair Value Option Elections
	March 31, 2012			December 31, 2011
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets	$1,195	$2,265	$(1,070)	$1,151	$2,371	$(1,220)
Consumer and commercial loans	9,192	10,885	(1,693)	8,804	10,823	(2,019)
Loans held-for-sale	7,558	9,327	(1,769)	7,630	9,673	(2,043)
Securities financing agreements	149,437	148,868	569	121,688	121,092	596
Other assets	230	n/a	n/a	251	n/a	n/a
Long-term deposits	3,191	2,967	224	3,297	3,035	262
Asset-backed secured financings	663	1,246	(583)	650	1,271	(621)
Unfunded loan commitments	844	n/a	n/a	1,249	n/a	n/a
Other short-term borrowings	5,732	5,732	—	5,908	5,909	(1)
Long-term debt (1)	51,037	54,986	(3,949)	46,239	55,854	(9,615)

(1)
The majority of the difference between the fair value carrying amount and contractual principal outstanding at March 31, 2012 and December 31, 2011 relates to the impact of the Corporation's credit spreads, as well as the fair value of the underlying derivative, where applicable.

n/a = not applicable

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended March 31, 2012
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$78	$—	$—	$78
Consumer and commercial loans	(1)	—	302	301
Loans held-for-sale	56	431	104	591
Securities financing agreements	—	—	(104)	(104)
Other assets	—	—	18	18
Long-term deposits	—	—	21	21
Asset-backed secured financings	—	(38)	—	(38)
Unfunded loan commitments	—	—	404	404
Other short-term borrowings	7	—	—	7
Long-term debt	(791)	—	(3,314)	(4,105)
Total	$(651)	$393	$(2,569)	$(2,827)

	Three Months Ended March 31, 2011
Loans reported as trading account assets	$69	$—	$—	$69
Commercial loans	(11)	—	106	95
Loans held-for-sale	—	872	221	1,093
Securities financing agreements	—	—	(111)	(111)
Other assets	—	—	29	29
Long-term deposits	—	—	5	5
Asset-backed secured financings	—	(46)	—	(46)
Unfunded loan commitments	—	—	132	132
Other short-term borrowings	56	—	—	56
Long-term debt	65	—	(586)	(521)
Total	$179	$826	$(204)	$801

NOTE 17 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 22 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The following disclosures include financial instruments where only a portion of the ending balance at March 31, 2012 and December 31, 2011 was carried at fair value on the Corporation’s Consolidated Balance Sheet.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed and other short-term investments, federal funds sold and purchased, resale and certain repurchase agreements, customer and other receivables, customer payables (within accrued expenses and other liabilities), and other short-term borrowings approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Corporation elected to account for certain repurchase agreements under the fair value option.

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Time deposits placed and other short-term investments, such as U.S. government securities and short-term commercial paper, are classified as Level 1 and Level 2. Federal funds sold and purchased are classified as Level 2. Resale and repurchase agreements are classified as Level 2 because they are generally short-dated and/or variable-rate instruments collateralized by U.S. government or agency securities. Customer and other receivables primarily consist of margin loans, servicing advances and other accounts receivable and are classified as Level 2 and Level 3. Customer payables (within accrued expenses and other liabilities) and other short-term borrowings are classified as Level 2.

Held-to-maturity debt securities

HTM debt securities, which consist of U.S. agency debt securities, are classified as Level 2 using the same methodologies as AFS U.S. agency debt securities. For additional information on HTM debt securities, see Note 4 – Securities.

Loans

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the applicable allowance for loan losses and excludes leases. The Corporation elected to account for certain large corporate loans that exceeded the Corporation’s single name credit risk concentration guidelines by an amount that would require hedging under the fair value option.

Mortgage Servicing Rights

Commercial and residential reverse MSRs, which are carried at the lower of carrying or market value, are classified as Level 3. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

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

Fair Value of Financial Instruments

The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value are presented in the table below.

Fair Value of Financial Instruments
	March 31, 2012
		Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$848,606	$111,541	$725,724	$837,265
Loans held-for-sale	12,973	8,654	4,324	12,978
Financial liabilities
Deposits	1,041,311	1,041,388	—	1,041,388
Long-term debt	354,912	345,530	2,500	348,030

The carrying values and fair values of select financial instruments where only a portion of the ending balance was carried at fair value are presented in the table below.

Fair Value of Financial Instruments
	December 31, 2011
(Dollars in millions)	Carrying Value	Fair Value
Financial assets
Loans	$870,520	$843,392
Financial liabilities
Deposits	1,033,041	1,033,248
Long-term debt	372,265	343,211

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

The table below presents activity for residential first-lien MSRs for the three months ended March 31, 2012 and 2011. Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $134 million and $132 million at March 31, 2012 and December 31, 2011, and are not included in the tables in this Note.

	Three Months Ended March 31
(Dollars in millions)	2012	2011
Balance, January 1	$7,378	$14,900
Additions	77	841
Impact of customer payments (1)	(521)	(706)
Impact of changes in interest rates and other market factors (2)	975	709
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to increases in costs to service loans	(273)	(528)
Impact of changes in the Home Price Index	15	222
Impact of changes to the prepayment model	—	(177)
Other model changes	(62)	21
Balance, March 31	$7,589	$15,282
Mortgage loans serviced for investors (in billions)	$1,313	$1,610

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)	These amounts reflect periodic adjustments to the valuation model as well as changes in certain cash flow assumptions such as costs to service and ancillary income per loan.

The Corporation uses an option-adjusted spread (OAS) valuation approach which factors in prepayment risk to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The significant economic assumptions used in determining the fair value of MSRs at March 31, 2012 and December 31, 2011 are presented below.

Significant Economic Assumptions
	March 31, 2012		December 31, 2011
(Dollars in millions)	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	2.82%	5.75%	2.80%	5.61%
Weighted-average life, in years	4.20	2.23	3.78	2.10

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

Sensitivity Impacts
	March 31, 2012
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.30	years	0.21	years	$650
Impact of 20% decrease	0.65		0.45		1,387

Impact of 10% increase	(0.27)		(0.18)		(577)
Impact of 20% increase	(0.51)		(0.34)		(1,093)
OAS level
Impact of 100 bps decrease	n/a		n/a		$435
Impact of 200 bps decrease	n/a		n/a		909

Impact of 100 bps increase	n/a		n/a		(399)
Impact of 200 bps increase	n/a		n/a		(766)
n/a = not applicable

NOTE 19 – Business Segment Information

The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2012, the Corporation changed the basis of presentation from six to the above five segments. The former Deposits and Card Services segments, as well as Business Banking which was included in the former Global Commercial Banking segment, are now reflected in CBB. The former Global Commercial Banking segment was combined with the Global Corporate and Investment Banking business, which was included in the former Global Banking & Markets (GBAM) segment, to form Global Banking. The remaining global markets business of GBAM is now reported as a separate Global Markets segment. In addition, certain management accounting methodologies and related allocations were refined. Prior period results have been reclassified to conform to current period presentation.

Consumer & Business Banking

CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products as well as credit and debit cards in the U.S. to consumers and small businesses. CBB also offers a wide range of lending-related products and services, integrated working capital management and treasury solutions through a network of offices and client relationship teams along with various product partners to U.S. based companies generally with annual sales of $1 million to $50 million.

Consumer Real Estate Services

CRES provides an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOC) and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s Consolidated Balance Sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.

The financial results of the on-balance sheet loans are reported in the business segment that owns the loans or All Other. CRES is not impacted by the Corporation’s first mortgage production retention decisions as CRES is compensated for loans held for ALM purposes on a management accounting basis, with a corresponding offset recorded in All Other, and for servicing loans owned by other business segments and All Other. CRES also includes the impact of transferring customers and their related loan balances between GWIM and CRES based on client segmentation thresholds. Subsequent to the date of transfer, the associated net interest income and noninterest expense are recorded in the business segment to which loans were transferred.

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through the Corporation's network of offices and client relationship teams along with various product partners. Global Banking's lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and indirect consumer loans. Global Banking's treasury solutions business includes treasury management, foreign exchange and short-term investing options. Global Banking also works with clients to provide investment banking products such as debt and equity underwriting and distribution, merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through Global Banking's global broker/dealer affiliates which are its primary dealers in several countries. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the activities performed by each segment. Global Banking clients include commercial customers, generally defined as companies with annual sales up to $2 billion, which include middle-market companies, commercial real estate firms, federal and state governments and municipalities, and large corporations, generally defined as companies with annual sales greater than $2 billion.
Global Markets

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to institutional investor clients in support of their investing and trading activities. Global Markets also works with commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of market-making activities in these products, Global Markets may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS, commodities and ABS. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment.

Global Wealth & Investment Management

GWIM provides comprehensive wealth management solutions to a broad base of clients from emerging affluent to the ultra-high-net-worth. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients. GWIM results are impacted by the migration of clients and their related deposit and loan balances to or from CBB, CRES and the ALM portfolio. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

All Other

All Other consists of equity investment activities. All Other also includes liquidating businesses, ALM activities such as the residential mortgage portfolio and investment securities, and activities including economic hedges, gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, All Other includes certain residential mortgage and discontinued real estate loans that are managed by CRES.

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

The following tables present total revenue, net of interest expense, on a FTE basis and net income (loss) for the three months ended March 31, 2012 and 2011, and total assets at March 31, 2012 and 2011 for each business segment, as well as All Other.
.

Business Segments
At and for the Three Months Ended March 31
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Net interest income (FTE basis)	$11,053	$12,397	$5,079	$5,600	$775	$896
Noninterest income	11,432	14,698	2,341	2,864	1,899	1,167
Total revenue, net of interest expense (FTE basis)	22,485	27,095	7,420	8,464	2,674	2,063
Provision for credit losses	2,418	3,814	877	661	507	1,098
Amortization of intangibles	319	385	158	191	—	6
Other noninterest expense	18,822	19,898	4,088	4,370	3,905	4,771
Income (loss) before income taxes	926	2,998	2,297	3,242	(1,738)	(3,812)
Income tax expense (benefit) (FTE basis)	273	949	843	1,201	(593)	(1,412)
Net income (loss)	$653	$2,049	$1,454	$2,041	$(1,145)	$(2,400)
Period-end total assets	$2,181,449	$2,274,532	$543,189	$526,848	$158,207	$204,484

			Global Banking		Global Markets
			2012	2011	2012	2011
Net interest income (FTE basis)			$2,399	$2,482	$798	$1,020
Noninterest income			2,052	2,220	3,395	4,252
Total revenue, net of interest expense (FTE basis)			4,451	4,702	4,193	5,272
Provision for credit losses			(238)	(123)	(20)	(33)
Amortization of intangibles			20	25	15	16
Other noninterest expense			2,158	2,284	3,061	3,098
Income before income taxes			2,511	2,516	1,137	2,191
Income tax expense (FTE basis)			921	932	339	797
Net income			$1,590	$1,584	$798	$1,394
Period-end total assets			$341,984	$326,936	$548,612	$577,162

			Global Wealth & Investment Management		All Other
			2012	2011	2012	2011
Net interest income (FTE basis)			$1,578	$1,571	$424	$828
Noninterest income (loss)			2,782	2,925	(1,037)	1,270
Total revenue, net of interest expense (FTE basis)			4,360	4,496	(613)	2,098
Provision for credit losses			46	46	1,246	2,165
Amortization of intangibles			106	112	20	35
Other noninterest expense			3,344	3,477	2,266	1,898
Income (loss) before income taxes			864	861	(4,145)	(2,000)
Income tax expense (benefit) (FTE basis)			317	319	(1,554)	(888)
Net income (loss)			$547	$542	$(2,591)	$(1,112)
Period-end total assets			$278,185	$285,690	$311,272	$353,412

(1)	There were no material intersegment revenues.

The tables below present a reconciliation of the five business segments’ total revenue, net of interest expense, on a FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet. The adjustments presented in the following tables include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations	Three Months Ended March 31
(Dollars in millions)	2012	2011
Segments’ total revenue, net of interest expense (FTE basis)	$23,098	$24,997
Adjustments:
ALM activities	(1,170)	(236)
Equity investment income	417	1,415
Liquidating businesses	363	1,019
FTE basis adjustment	(207)	(218)
Other	(223)	(100)
Consolidated revenue, net of interest expense	$22,278	$26,877

Segments’ net income	$3,244	$3,161
Adjustments, net-of-taxes:
ALM activities	(1,823)	(1,415)
Equity investment income	263	891
Liquidating businesses	52	133
Merger and restructuring charges	—	(127)
Other	(1,083)	(594)
Consolidated net income	$653	$2,049

	March 31
	2012	2011
Segments’ total assets	$1,870,177	$1,921,120
Adjustments:
ALM activities, including securities portfolio	625,704	641,975
Equity investments	6,080	35,146
Liquidating businesses	29,205	42,706
Elimination of segment excess asset allocations to match liabilities	(519,910)	(495,772)
Other	170,193	129,357
Consolidated total assets	$2,181,449	$2,274,532

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended March 31, 2012. The common shares repurchased consist of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment related to awards under equity incentive plans. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

				Remaining Buyback Authority
(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Amounts	Shares
January 1-31, 2012	5,994	$5.56	—	$—	—
February 1-29, 2012	95,505	7.82	—	—	—
March 1-31, 2012	1,602	7.78	—	—	—
Three months ended March 31, 2012	103,101	7.69

On February 3, February 6, February 7, February 8, February 9, February 10, February 13, February 14, February 15, February 16, February 21, February 22, February 23, February 24, February 27, February 29, March 1, March 5, March 6, March 7, March 8 and March 9, 2012, the Corporation entered into agreements with a certain institutional preferred and trust preferred security holders pursuant to which the Corporation agreed to exchange shares, or depositary shares representing fractional interests in shares, of various series of the Corporation's outstanding preferred stock or trust preferred securities of various trusts formed by or on behalf of the Corporation or its predecessor companies, as applicable, for shares of the corporation's common stock and cash consideration.

In the aggregate, the Corporation agreed to issue 49,867,364 shares of common stock and paid $1.1 million in cash in exchange for (i) outstanding shares of preferred stock with an aggregate liquidation preference of approximately $295.8 million consisting of shares of Floating Rate Non-Cumulative Preferred Stock, Series E with an aggregate liquidation preference of $22.1 million; shares of Floating Rate Non-Cumulative Preferred Stock, Series 1 with an aggregate liquidation preference of $11.2 million; shares of Floating Rate Non-Cumulative Preferred Stock, Series 2 with an aggregate liquidation preference of $64.3 million; and shares of Floating Rate Non-Cumulative Preferred Stock, Series 4 with an aggregate liquidation preference of $112.9 million; and shares of Floating Rate Non-Cumulative Preferred Stock, Series 5 with an aggregate liquidation preference of $85.4 million; and (ii) outstanding Trust Preferred Securities with an aggregate liquidation preference of approximately $168.3 million, consisting of shares of 5 7/8% Capital Securities of BAC Capital Trust IV with an aggregate liquidation preference of $14.4 million; shares of 6% Capital Securities of BAC Capital Trust V with an aggregate liquidation preference of $16.6 million; shares of 5 5/8% Capital Securities of BAC Capital Trust VI with an aggregate liquidation preference of $7.4 million; shares of 5 1/4% Capital Securities of BAC Capital Trust VII with an aggregate liquidation preference of $83.4 million; shares of 6% Capital Securities of BAC Capital Trust VIII with an aggregate liquidation preference of $1.9 million; shares of 6 1/4 % Capital Securities of BAC Capital Trust X with an aggregate liquidation preference of $2.8 million; shares of 6 5/8% Capital Securities of BAC Capital Trust XI with an aggregate liquidation preference of $39.5 million; and shares of 6% Preferred Securities of Fleet Capital Trust IX with an aggregate liquidation preference of $2.5 million.

The shares of common stock were issued in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange.

Item 6. Exhibits

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of registrant's Quarterly Report on Form10-Q (File No. 1-6523) for the quarterly period ended September 30, 2011 filed on November 3, 2011

Exhibit 3(b)
Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of registrant's 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 4(a)
Supplemental Agreement to the Amended and Restated Agency Agreement dated as of March 15, 2012 among registrant, Bank of America, N.A. (operating through its London branch), as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent (1)

Exhibit 4(b)	Form of Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.13 of registrant's Registration Statement on Form S-3 (Registration No. 333-180488) filed on March 30, 2012

Exhibit 4(c)
Form of Master Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.14 of registrant's Registration Statement on Form S-3 (Registration No. 333-180488) filed on March 30, 2012

Exhibit 4(d)
Form of Global Subordinated Medium-Term Note, Series L, incorporated by reference to Exhibit 4.20 of registrant's Registration Statement on Form S-3 (Registration No. 333-180488) filed on March 30, 2012

Exhibit 10(a)	Restricted Stock Units Award Agreement for Gary G. Lynch dated July 12, 2011 (1, 2)

Exhibit 10(b)	Long-Term Cash Award Agreement for Gary G. Lynch dated July 12, 2011 (1, 2)

Exhibit 10(c)	Offer Letter between Bank of America Corporation and Gary G. Lynch dated April 14, 2011 (1, 2)

Exhibit 11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 99
Consent Judgment filed on March 12, 2012 in the U.S District Court for the District of Columbia, together with its exhibits, by and among registrant, certain of its affiliates and subsidiaries, 49 state attorneys general, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and other federal agencies (1)

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

(2)	Exhibit is a management contract or a compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	May 3, 2012	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer(Duly Authorized Officer)

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of registrant's Quarterly Report on Form10-Q (File No. 1-6523) for the quarterly period ended September 30, 2011 filed on November 3, 2011

Exhibit 3(b)
Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of registrant's 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 4(a)
Supplemental Agreement to the Amended and Restated Agency Agreement dated as of March 15, 2012 among registrant, Bank of America, N.A. (operating through its London branch), as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent (1)

Exhibit 4(b)	Form of Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.13 of registrant's Registration Statement on Form S-3 (Registration No. 333-180488) filed on March 30, 2012

Exhibit 4(c)
Form of Master Global Senior Medium-Term Note, Series L, incorporated by reference to Exhibit 4.14 of registrant's Registration Statement on Form S-3 (Registration No. 333-180488) filed on March 30, 2012

Exhibit 4(d)
Form of Global Subordinated Medium-Term Note, Series L, incorporated by reference to Exhibit 4.20 of registrant's Registration Statement on Form S-3 (Registration No. 333-180488) filed on March 30, 2012

Exhibit 10(a)	Restricted Stock Units Award Agreement for Gary G. Lynch dated July 12, 2011 (1, 2)

Exhibit 10(b)	Long-Term Cash Award Agreement for Gary G. Lynch dated July 12, 2011 (1, 2)

Exhibit 10(c)	Offer Letter between Bank of America Corporation and Gary G. Lynch dated April 14, 2011 (1, 2)

Exhibit 11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 99
Consent Judgment filed on March 12, 2012 in the U.S District Court for the District of Columbia, together with its exhibits, by and among registrant, certain of its affiliates and subsidiaries, 49 state attorneys general, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and other federal agencies (1)

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

(2)	Exhibit is a management contract or a compensatory plan or arrangement