Form 10-Q
period 2012-06-30
BANK OF AMERICA CORP /DE/
filed 2012-08-02
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Yes     No ✓
On July 31, 2012, there were 10,776,950,316 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation's future results and revenues, and future business and economic conditions more generally, including statements concerning: that net interest income will improve modestly in the third quarter of 2012 if interest rates remain flat to second quarter 2012 levels; the achievement of cost savings in certain noninterest expense categories as the Corporation continues to streamline workflows, simplify processes and align expenses with its overall strategic plan and operating principles as part of Project New BAC; with regard to Phase 1, the Corporation expects to realize more than $1 billion of cost savings in 2012 and $5 billion of annualized cost savings by the fourth quarter of 2013 with the full impact realized in 2014; the Corporation expects that Phase 2 will result in an additional $3 billion of annualized cost savings by mid-2015; the expectation that the Corporation would record a charge to income tax expense of approximately $400 million if the income tax rate were reduced to 22 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance; the expected reduction of debit card revenue of approximately $420 million in the third quarter of 2012 when compared to the same period in 2011, as a result of the interchange fee rules; that higher costs will continue related to resources necessary to implement new servicing standards mandated for the industry, to implement other operational changes and costs due to delayed foreclosures; the resolution of representations and warranties repurchase and other claims; the final resolution of the BNY Mellon Settlement; the estimates of liability and range of possible loss for various representations and warranties claims; the expectation that unresolved repurchase claims will continue to increase, including those from Fannie Mae and private-label securitization trustees; that the expiration and mutual nonrenewal of certain contractual delivery commitments and variances with Fannie Mae will not have a material impact on our CRES business, as the Corporation expects to rely on other sources of liquidity to actively extend mortgage credit to customers including continuing to deliver such products into Freddie Mac MBS pools; the ability to resolve mortgage insurance rescission notices with the mortgage insurance companies before the expiration of the appeal period prescribed by the Fannie Mae announcement; the disposition and resolution of servicing matters; beliefs and expectations concerning the servicing global settlement agreement, including expectations about the amounts of credits to be generated by various programs, the effects on annual interest income and fair value of loans in the programs and whether loans modified under programs will be accounted for as troubled debt restructurings, and the likelihood that the Corporation will fail to meet commitments and be required to make additional cash payments, whether material or not; the impacts of foreclosure delays; that implementation of uniform servicing standards will incrementally increase costs associated with the servicing process, but it will not result in material delays or dislocation in the performance of mortgage servicing obligations; the expectation that the Corporation will comply with the final Basel 3 rules when issued and effective; the intention to build capital through retaining earnings, actively managing the Corporation's portfolios and implementing other capital-related initiatives, including focusing on reducing both higher risk-weighted assets and assets proposed to be deducted from capital under Basel 3; the Corporation's liquidity risk management strategies; that funding trading activities in broker/dealer subsidiaries is more cost efficient and less sensitive to changes in credit ratings than unsecured financing; the cost and availability of unsecured funding; the Corporation's belief that a portion of structured liability obligations will remain outstanding beyond the earliest put or redemption date; the Corporation's anticipation that debt levels will continue to decline, as appropriate, through 2013; that, of the loans in the pay option portfolio at June 30, 2012 that have not already experienced a payment reset, three percent will reset during the remainder of 2012 and approximately 21 percent thereafter, and that approximately seven percent will prepay and approximately 69 percent will default prior to being reset, most of which were severely delinquent as of June 30, 2012; effects of the ongoing debt crisis in Europe; we expect reductions in the allowance for loan and lease losses, excluding the valuation allowance for PCI loans, to continue in the near term, though at a slower pace than in 2011; and the intention to reclassify net losses on both open and terminated derivative instruments recorded in accumulated OCI into earnings in the same period as the hedged cash flows affect earnings; and other matters relating to the Corporation and the securities that it may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond Bank of America's control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K, and in any of the Corporation's subsequent Securities and Exchange Commission filings: the Corporation's resolution of differences with Fannie Mae regarding representations and warranties repurchase claims, including with respect to mortgage insurance rescissions, and foreclosure delays; the Corporation's ability to resolve representations and warranties claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more of the monolines or private-label and other investors; if future representations and warranties losses occur in excess of the Corporation's recorded liability for GSE exposures and in excess of the recorded liability and estimated range of possible loss for non-GSE exposures; uncertainties about the financial stability of several countries in the EU, the increasing risk that those countries may default on their sovereign debt or exit the EU and related stresses on financial markets, the Euro and the EU and the Corporation's exposures to such risks, including direct, indirect and operational; the uncertainty regarding the timing and final substance of any capital or liquidity standards, including the final Basel 3 requirements and their implementation for U.S. banks through rulemaking by the Federal Reserve, including anticipated requirements to hold higher levels of regulatory capital, liquidity and meet higher regulatory capital ratios as a result of final Basel 3 or other capital or liquidity standards; the negative impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Corporation's businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of the Corporation's actions to mitigate such impacts; the Corporation's satisfaction of its borrower assistance programs under the global settlement agreement with federal agencies and state Attorneys General; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings; the Corporation's ability to fully realize the cost savings and other anticipated benefits from Project New BAC, including in accordance with currently anticipated timeframes; and other similar matters.

Forward-looking statements speak only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Notes to the Consolidated Financial Statements referred to in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform to current period presentation. Throughout the MD&A, the Corporation uses certain acronyms and abbreviations which are defined in the Glossary.

The Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 as supplemented by a Current Report on Form 8-K filed on May 4, 2012 to reflect reclassified business segment information is referred to herein as the 2011 Annual Report on Form 10-K.

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2012, the Corporation changed its basis of presentation from six to the above five segments. For more information on this realignment, see Business Segment Operations on page 30. At June 30, 2012, the Corporation had approximately $2.2 trillion in assets and approximately 275,500 full-time equivalent employees.

As of June 30, 2012, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and in the U.S., we serve 56 million consumer and small business relationships with approximately 5,600 banking centers, 16,200 ATMs, nationwide call centers, and leading online and mobile banking platforms. We offer industry-leading support to approximately four million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Table 1 provides selected consolidated financial data for the three and six months ended June 30, 2012 and 2011, and at June 30, 2012 and December 31, 2011.

Table 1
Selected Financial Data
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2012	2011	2012	2011
Income statement
Revenue, net of interest expense (FTE basis) (1)	$22,202	$13,483	$44,687	$40,578
Net income (loss)	2,463	(8,826)	3,116	(6,777)
Net income (loss), excluding goodwill impairment charge (2)	2,463	(6,223)	3,116	(4,174)
Diluted earnings (loss) per common share	0.19	(0.90)	0.22	(0.73)
Diluted earnings (loss) per common share, excluding goodwill impairment charge (2)	0.19	(0.65)	0.22	(0.48)
Dividends paid per common share	0.01	0.01	0.02	0.02
Performance ratios
Return on average assets	0.45%	n/m	0.29%	n/m
Return on average tangible shareholders’ equity (1)	6.16	n/m	3.94	n/m
Efficiency ratio (FTE basis) (1)	76.79	n/m	80.98	n/m
Asset quality
Allowance for loan and lease losses at period end			$30,288	$37,312
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (3)			3.43%	4.00%
Nonperforming loans, leases and foreclosed properties at period end (3)			$25,377	$30,058
Net charge-offs	$3,626	$5,665	7,682	11,693
Annualized net charge-offs as a percentage of average loans and leases outstanding (3)	1.64%	2.44%	1.72%	2.53%
Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans (3)	1.69	2.54	1.78	2.63
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	2.08	1.64	1.96	1.58
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs excluding purchased credit-impaired loans	1.46	1.28	1.38	1.23

			June 30 2012	December 31 2011
Balance sheet
Total loans and leases			$892,315	$926,200
Total assets			2,160,854	2,129,046
Total deposits			1,035,225	1,033,041
Total common shareholders’ equity			217,213	211,704
Total shareholders’ equity			235,975	230,101
Capital ratios
Tier 1 common capital			11.24%	9.86%
Tier 1 capital			13.80	12.40
Total capital			17.51	16.75
Tier 1 leverage			7.84	7.53

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 17.

(2)
Net income (loss) and diluted earnings (loss) per common share have been calculated excluding the impact of the goodwill impairment charge of $2.6 billion in the second quarter of 2011 and accordingly, these are non-GAAP measures. For additional information on these measures and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 17.

(3)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 99 and corresponding Table 43, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 108 and corresponding Table 52.

n/m = not meaningful

Second Quarter 2012 Economic and Business Environment

In the U.S., following moderate economic growth and an improving financial environment to begin the year, momentum dissipated in the second quarter. Household spending slowed during the quarter, as vehicle sales declined and retail sales weakened. Business spending continued its slowing trend, influenced by the expiration of tax credits as well as economic uncertainties. Businesses also significantly reduced hiring during the second quarter and the unemployment rate remained elevated, ending the quarter at 8.2 percent. State and local governments reduced spending and federal defense expenditures declined. Housing activity and construction grew for the fifth consecutive quarter, continuing its moderate improvement from very low levels, although home prices remain depressed. Given the housing sector's influence on consumer behavior and the financial sector, it remains critical to the health of the economic expansion. Lower energy prices also were a positive trend for consumers and businesses. Equity markets partially reversed gains from the previous quarter. Financial market anxiety rose, particularly amid signs of renewed economic slowing. Nevertheless, U.S. exports continued to grow despite the European financial crisis and recession.

The Board of Governors of the Federal Reserve System (Federal Reserve) maintained its policy of additional quantitative easing while acknowledging the improved economic and labor market momentum that occurred late in 2011 and in the first quarter of 2012. At its June meeting, based on indications that this momentum had dissipated, and the increasing strains in global financial markets largely stemming from the sovereign debt and banking situation in Europe, the Federal Reserve extended its program to lengthen the average maturity of its portfolio by buying longer term U.S. Treasury securities and selling short-term holdings through year end. Concerns regarding federal tax and spending policies increased during the quarter as financial markets anticipated the year-end expiration of tax cuts and other expansionary fiscal measures such as extended unemployment insurance and the temporary payroll tax cut. In addition, absent Congressional action, federal spending reductions in last year's debt ceiling bill are scheduled to be triggered at year end.

World economic momentum also slowed in the second quarter as a result of declining economic growth in select developed and emerging nations. In addition, heightened tensions in Europe in connection with the European financial crisis and deteriorating economic conditions in certain European countries adversely affected financial markets during the second quarter leading to increased investor risk aversion and lower trading volumes. Overall, at quarter end, world economic conditions remained uncertain. For more information on our exposure in Europe, Asia, Latin America and Japan, see Non-U.S. Portfolio on page 114.

Recent Events

Capital and Liquidity Related Matters

During the three months ended June 30, 2012, we entered into a series of transactions involving repurchases of our senior and subordinated debt and trust preferred securities resulting in total net gains of $505 million. Through a tender offer, exercise of call options and certain open market transactions, we repurchased senior and subordinated debt with a carrying value of $4.5 billion for $4.2 billion in cash, and recorded net gains of $334 million. Also, we repurchased trust preferred securities issued by various unconsolidated trusts with a carrying value of $996 million for $825 million in cash, and recorded gains of $171 million. In addition, we exercised a call on $3.9 billion of trust preferred securities which settled, with an extinguishment of the related debt, on July 25, 2012. The gain on this transaction was not significant. We will consider additional tender offers, exercises and other transactions in the future depending on prevailing market conditions, liquidity and other factors.

Credit Ratings

On June 21, 2012, Moody's Investors Service, Inc. (Moody's) completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including our ratings. The Corporation's long-term debt rating and Bank of America, N.A.'s (BANA's) long-term and short-term debt ratings were downgraded one notch as part of this action. Currently, the Corporation's and BANA's long-term/short-term senior debt ratings and outlooks expressed by Moody's are Baa2/P-2 (negative) and A3/P-2 (stable). The Moody's downgrade did not have a material impact on our financial condition, results of operations or liquidity during the second quarter of 2012.

The major rating agencies (Moody's, Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch)) have each indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments. For information regarding the risks associated with adverse changes in our credit ratings, see Liquidity Risk – Credit Ratings on page 80, Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Performance Overview

Summary Income Statement results for the three and six months ended June 30, 2012 and 2011 are presented in Table 2. Certain items that affected pre-tax income for the three and six months ended June 30, 2012 were the following: provision for credit losses of $1.8 billion and $4.2 billion which included reserve reductions of $1.9 billion and $3.5 billion, net gains of $505 million and $1.7 billion on repurchases of debt and trust preferred securities, and $400 million and $1.2 billion of gains on sales of debt securities. These items were offset by negative fair value adjustments of $62 million and $3.4 billion on structured liabilities related to tightening of our own credit spreads, DVA losses on derivatives of $158 million and $1.6 billion, net of hedges, litigation expense of $963 million and $1.8 billion, and annual retirement-eligible incentive compensation costs of $892 million recorded in the first quarter of 2012. In addition, the representations and warranties provision decreased $13.6 billion to $395 million as the provision of $14.0 billion in the prior-year period, included $8.6 billion related to the agreement entered into with the Bank of New York Mellon (BNY Mellon Settlement) and $5.4 billion related to other non-government-sponsored enterprise (GSE) exposures, and to a lesser extent, GSE exposures.

Table 2
Summary Income Statement
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Net interest income (FTE basis) (1)	$9,782	$11,493	$20,835	$23,890
Noninterest income	12,420	1,990	23,852	16,688
Total revenue, net of interest expense (FTE basis) (1)	22,202	13,483	44,687	40,578
Provision for credit losses	1,773	3,255	4,191	7,069
Goodwill Impairment	—	2,603	—	2,603
All other noninterest expense	17,048	20,253	36,189	40,536
Income (loss) before income taxes	3,381	(12,628)	4,307	(9,630)
Income tax expense (benefit) (FTE basis) (1)	918	(3,802)	1,191	(2,853)
Net income (loss)	2,463	(8,826)	3,116	(6,777)
Preferred stock dividends	365	301	690	611
Net income (loss) applicable to common shareholders	$2,098	$(9,127)	$2,426	$(7,388)

Per common share information
Earnings (loss)	$0.19	$(0.90)	$0.23	$(0.73)
Diluted earnings (loss)	0.19	(0.90)	0.22	(0.73)

(1)	FTE basis is a non-GAAP financial measure. For additional information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 17.

Net interest income on a fully taxable-equivalent (FTE) basis decreased $1.7 billion to $9.8 billion, and $3.1 billion to $20.8 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The decreases were primarily driven by lower consumer loan balances and yields and decreased investment securities yields. Lower trading-related net interest income also negatively impacted the results. These were partially offset by reductions in long-term debt balances and lower rates paid on deposits. The net interest yield on a FTE basis was 2.21 percent and 2.36 percent for the three and six months ended June 30, 2012 compared to 2.50 percent and 2.58 percent for the same periods in 2011.

Noninterest income increased $10.4 billion to $12.4 billion, and $7.2 billion to $23.9 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The most significant contributor to the increases was significantly lower representations and warranties provision. In addition, the increase in noninterest income included net gains on repurchases of certain debt and trust preferred securities in 2012. For the three-month period, these were partially offset by a decrease in equity investment income, and a decline in other income as the year-ago quarter included a gain on the sale of the Balboa Insurance Company's lender-placed insurance business (Balboa). For the six-month period, the increase in noninterest income was partially offset by negative fair value adjustments on structured liabilities, net DVA losses and the decrease in equity investment income. For additional information on the repurchases and exchanges, see Liquidity Risk on page 75.

The provision for credit losses decreased $1.5 billion to $1.8 billion, and $2.9 billion to $4.2 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The improvement was primarily driven by lower credit costs in the home equity and residential mortgage loan portfolios due to improved portfolio trends, including lower reserve additions in our purchased credit-impaired (PCI) portfolios partially offset by stabilizing portfolio trends in the credit card and core commercial portfolios. The provision for credit losses was $1.9 billion and $3.5 billion lower than net charge-offs for the three and six months ended June 30, 2012, resulting in a reduction in the allowance for credit losses. This compared to reductions of $2.4 billion and $4.6 billion in the allowance for credit losses for the three and six months ended June 30, 2011.

Noninterest expense decreased $5.8 billion to $17.0 billion, and $7.0 billion to $36.2 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The declines were driven by decreases in other general operating expense which included lower mortgage-related assessments, waivers and similar costs related to delayed foreclosures, and lower litigation expense. The decline in litigation expense was primarily mortgage-related. The decrease in noninterest expense was also the result of a $2.6 billion non-cash, non-tax deductible goodwill impairment charge recorded during the second quarter of 2011.

Income tax expense on a FTE basis was $918 million on pre-tax income of $3.4 billion, and $1.2 billion on pre-tax income of $4.3 billion for three and six months ended June 30, 2012 compared to a benefit of $3.8 billion on a pre-tax loss of $12.6 billion and a benefit of $2.9 billion on a pre-tax loss of $9.6 billion for same periods in 2011. For more information, see Financial Highlights – Income Tax Expense on page 12.

Segment Results

Table 3
Business Segment Results
	Three Months Ended June 30				Six Months Ended June 30
	Total Revenue (1)		Net Income (Loss)		Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Consumer & Business Banking (CBB)	$7,326	$8,681	$1,156	$2,502	$14,748	$17,147	$2,611	$4,544
Consumer Real Estate Services (CRES)	2,521	(11,315)	(768)	(14,506)	5,195	(9,252)	(1,913)	(16,906)
Global Banking	4,285	4,659	1,406	1,921	8,735	9,360	2,996	3,504
Global Markets	3,365	4,413	462	911	7,558	9,685	1,260	2,306
Global Wealth & Investment Management (GWIM)	4,317	4,495	543	513	8,677	8,991	1,090	1,055
All Other	388	2,550	(336)	(167)	(226)	4,647	(2,928)	(1,280)
Total FTE basis	22,202	13,483	2,463	(8,826)	44,687	40,578	3,116	(6,777)
FTE adjustment	(234)	(247)	—	—	(441)	(465)	—	—
Total Consolidated	$21,968	$13,236	$2,463	$(8,826)	$44,246	$40,113	$3,116	$(6,777)

(1)
Total revenue is net of interest expense and is on a FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 17.

The following discussion provides an overview of the results of our business segments and All Other for the three and six months ended June 30, 2012 compared to the same periods in 2011. For additional information on these results, see Business Segment Operations on page 30.

CBB net income decreased during the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to a decline in net interest income driven by lower average loans and yields as well as compressed deposit spreads due to the continued low interest rate environment and lower noninterest income due to the impact of the Durbin Amendment and the net impact of portfolio sales. The provision for credit losses increased as portfolio trends began to stabilize. Noninterest expense remained relatively unchanged in the three-month period and declined in the six-month period due to lower Federal Deposit Insurance Corporation (FDIC) and operating expenses, partially offset by an increase in litigation expense.

CRES net loss decreased during the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily driven by significantly lower representations and warranties provision and higher servicing income, a decline in noninterest expense due to a goodwill impairment charge in the second quarter of 2011, a decline in litigation expense and lower mortgage-related assessments, waivers and similar costs related to delayed foreclosures. In addition, the provision for credit losses decreased driven by improved portfolio trends and lower reserve additions related to the Countrywide Financial Corporation (Countrywide) PCI home equity portfolio. These improvements were partially offset by higher default-related servicing costs, as well as lower insurance income driven by the sale of Balboa in June 2011.

Global Banking net income decreased during the three and six months ended June 30, 2012 compared to the same periods in 2011. Revenues declined from lower investment banking fees, the impact of lower rates and benefits from accretion on certain acquired portfolios in the prior-year periods, partially offset by the impact of higher average loan and deposit balances and gains from certain legacy portfolios. The provision for credit losses benefit declined as asset quality stabilized, with declines in reservable criticized exposure and nonperforming assets. Noninterest expense decreased during the three and six months ended June 30, 2012 primarily due to lower personnel expense.

Global Markets net income decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011. The three-month decrease was driven primarily by lower sales and trading revenue as a result of lower trading volumes and client flows, as well as a decline in new issuance activity. In addition, investment banking fees decreased driven by lower underwriting fees. The six-month decrease was due to lower sales and trading revenue as a result of the factors described above as well as higher net DVA losses due to significant tightening of our credit spreads. The decreases in revenues for the three- and six-month periods were partially offset by declines in noninterest expense due to lower personnel and related expenses. The decline in noninterest expense for the six-month period was also due to lower brokerage, clearing and exchange expenses.

GWIM net income increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to lower noninterest expense driven by lower FDIC expense and other volume-driven expenses, lower litigation, as well as other expense reductions, partially offset by higher expense related to the continued investment in the business. Revenue decreased driven by the impact of the continued low rate environment on net interest income as well as lower transactional activity, partially offset by higher asset management fees. In addition, the provision for credit losses declined due to improving portfolio trends within the residential mortgage portfolio.

All Other net loss increased during the three and six months ended June 30, 2012 compared to the same periods in 2011. The three-month increase was due to lower net interest income, lower gains on the sales of debt securities and a decrease in equity investment income, partially offset by a reduction in the provision for credit losses and net gains resulting from the repurchase of certain debt and trust preferred securities. The six-month increase was due to negative fair value adjustments on structured liabilities, partially offset by net gains resulting from the repurchase of certain debt and trust preferred securities in 2012. In addition, for the three- and six-month periods, equity investment income decreased as prior-year periods included certain dividends and gains on equity investments, and a lower provision for credit losses largely due to the Countrywide PCI discontinued real estate and residential mortgage portfolios. Noninterest expense increased due to higher litigation expense.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis decreased $1.7 billion to $9.8 billion, and $3.1 billion to $20.8 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The decreases were primarily driven by lower consumer loan balances and yields, and decreased investment securities yields including the acceleration of purchase premium amortization expense. Lower trading-related net interest income also negatively impacted the results. These were partially offset by ongoing reductions in long-term debt balances and lower rates paid on deposits. The net interest yield on a FTE basis decreased 29 basis points (bps) to 2.21 percent, and 22 bps to 2.36 percent for the three and six months ended June 30, 2012 compared to the same periods in 2011 as the yield continues to be under pressure due to the aforementioned items and the low rate environment. We expect net interest income to improve modestly in the third quarter of 2012 if rates remain flat to second quarter 2012 levels.

Noninterest Income

Table 4
Noninterest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Card income	$1,578	$1,967	$3,035	$3,795
Service charges	1,934	2,012	3,846	4,044
Investment and brokerage services	2,847	3,009	5,723	6,110
Investment banking income	1,146	1,684	2,363	3,262
Equity investment income	368	1,212	1,133	2,687
Trading account profits	1,764	2,091	3,839	4,813
Mortgage banking income (loss)	1,659	(13,196)	3,271	(12,566)
Insurance income	127	400	67	1,013
Gains on sales of debt securities	400	899	1,152	1,445
Other income (loss)	603	1,957	(531)	2,218
Net impairment losses recognized in earnings on AFS debt securities	(6)	(45)	(46)	(133)
Total noninterest income	$12,420	$1,990	$23,852	$16,688

Noninterest income increased $10.4 billion to $12.4 billion, and $7.2 billion to $23.9 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The following highlights the significant changes.

•
Card income decreased $389 million and $760 million for the three and six months ended June 30, 2012 primarily driven by the implementation of interchange fee rules under the Durbin Amendment, which became effective on October 1, 2011.

•
Investment banking income decreased $538 million and $899 million for the three and six months ended June 30, 2012 primarily driven by lower advisory and underwriting fees due to a decrease in our market share and an overall decline in global fee pools.

•
Equity investment income decreased $844 million and $1.6 billion for the three and six months ended June 30, 2012 as the year-ago quarter included an $836 million China Construction Bank Corporation (CCB) dividend and a $377 million gain on the sale of an equity investment, and the six months ended June 30, 2011 also included a $1.1 billion gain related to an initial public offering (IPO) of an equity investment. The six months ended June 30, 2012 also included a $611 million gain on the sale of an equity investment.

•
Trading account profits decreased $327 million and $1.0 billion for the three and six months ended June 30, 2012 primarily driven by net DVA losses on derivatives of $158 million and $1.6 billion in the current-year periods compared to net DVA gains of $121 million and net DVA losses of $236 million for the same periods in 2011. Trading was also negatively impacted by increased investor risk aversion as reflected in a slowdown in trading volumes during the six months ended June 30, 2012.

•
Mortgage banking income increased $14.9 billion and $15.8 billion for the three and six months ended June 30, 2012 primarily driven by a $13.6 billion decrease in the representations and warranties provision for the three months ended June 30, 2012. In the prior-year period, we recorded $14.0 billion in provision and other expenses related to the agreement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE residential mortgage-backed securities (RMBS) repurchase exposures, other non-GSE, and to a lesser extent, GSE exposures.

•
Insurance income decreased $273 million and $946 million for the three and six months ended June 30, 2012 primarily driven by the sale of Balboa in June 2011, and for the six months ended June 30, 2012, a provision related to payment protection insurance claims in the U.K.

•
Other income decreased $1.4 billion and $2.7 billion for the three and six months ended June 30, 2012. Other income decreased for the three months ended June 30, 2012 as the year-ago quarter included a net gain of $752 million on the sale of Balboa. For the six months ended June 30, 2012, the decrease was primarily driven by negative fair value adjustments on our structured liabilities of $3.4 billion compared to negative fair value adjustments of $372 million for the same period in 2011, partially offset by net gains of $505 million and $1.7 billion related to the repurchase of certain debt and trust preferred securities during the three and six months ended June 30, 2012.

Provision for Credit Losses

The provision for credit losses decreased $1.5 billion to $1.8 billion, and $2.9 billion to $4.2 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. For the three and six months ended June 30, 2012, the provision for credit losses was $1.9 billion and $3.5 billion lower than net charge-offs, resulting in a reduction in the allowance for credit losses. Also, reserve additions to the PCI portfolio for the three and six months ended June 30, 2012 were $6 million and $493 million.

The provision for credit losses related to our consumer portfolio decreased $2.0 billion to $1.7 billion, and $3.3 billion to $4.4 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011 driven by lower credit costs in the home equity and residential mortgage loan portfolios due to improved portfolio trends, including lower reserve additions in our PCI portfolios partially offset by stabilizing portfolio trends in the U.S. credit card and unsecured consumer lending portfolios. The provision for credit losses related to our commercial portfolio, net of the provision benefit for unfunded lending commitments, increased $563 million to $40 million, and $450 million to a benefit of $186 million for the three and six months ended June 30, 2012 compared to the same periods in 2011 as credit quality stabilized.

Net charge-offs totaled $3.6 billion, or 1.64 percent, and $7.7 billion, or 1.72 percent of average loans and leases for the three and six months ended June 30, 2012 compared to $5.7 billion, or 2.44 percent, and $11.7 billion, or 2.53 percent for the same periods in 2011. The decrease in net charge-offs was primarily driven by fewer delinquent loans and lower bankruptcy filings across the U.S. credit card and unsecured consumer lending portfolios, as well as lower net charge-offs in the consumer real estate and core commercial portfolios. For more information on the provision for credit losses, see Provision for Credit Losses on page 118.

Noninterest Expense

Table 5
Noninterest Expense
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Personnel	$8,729	$9,171	$18,917	$19,339
Occupancy	1,117	1,245	2,259	2,434
Equipment	546	593	1,157	1,199
Marketing	449	560	914	1,124
Professional fees	922	766	1,705	1,412
Amortization of intangibles	321	382	640	767
Data processing	692	643	1,548	1,338
Telecommunications	417	391	817	762
Other general operating	3,855	6,343	8,232	11,800
Goodwill impairment	—	2,603	—	2,603
Merger and restructuring charges	—	159	—	361
Total noninterest expense	$17,048	$22,856	$36,189	$43,139

Noninterest expense decreased $5.8 billion to $17.0 billion, and $7.0 billion to $36.2 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily driven by a $3.6 billion decrease in other general operating expenses in the six months ended June 30, 2012 resulting from a decrease of $1.5 billion in litigation expense, and lower mortgage-related assessments, waivers and similar costs related to delayed foreclosures. The decline in litigation expense was primarily mortgage-related. The six months ended June 30, 2011 included a $2.6 billion goodwill impairment charge in our mortgage business. Partially offsetting the decreases were increased professional fees and data processing expenses due to continuing default management activities in Legacy Assets & Servicing.

In connection with Project New BAC, we expect to continue to achieve cost savings in certain noninterest expense categories as we continue to further streamline workflows, simplify processes and align expenses with our overall strategic plan and operating principles. During the six months ended June 30, 2012, we continued implementation of Phase 1 initiatives, completed Phase 2 evaluations and began implementation of certain Phase 2 initiatives. With regard to Phase 1, we expect to realize more than $1 billion of cost savings in 2012 and $5 billion of annualized cost savings by the fourth quarter of 2013 with the full impact realized in 2014. We expect that Phase 2 will result in an additional $3 billion of annualized cost savings by mid-2015.

Income Tax Expense

Income tax expense was $684 million for the three months ended June 30, 2012 compared to a $4.0 billion income tax benefit for the same period in 2011 and resulted in an effective tax rate of 21.7 percent compared to 31.4 percent. Income tax expense was $750 million for the six months ended June 30, 2012 compared to a income tax benefit of $3.3 billion for the same period in 2011 and resulted in an effective tax rate of 19.4 percent compared to 32.9 percent.

The effective tax rates for the three and six months ended June 30, 2012 were primarily driven by our recurring tax preference items and by $128 million of discrete tax benefits recognized in the first quarter. The effective tax rates for the three and six months ended June 30, 2011 were primarily driven by the impact of a nondeductible $2.6 billion goodwill impairment charge and recurring tax preference items.

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23 percent. The first one percent reduction was effective on April 1, 2012 and the second reduction will be effective April 1, 2013. These reductions favorably affect income tax expense on future U.K. earnings, but also require us to remeasure our U.K. net deferred tax assets using the lower tax rates. In the third quarter of 2012, we will record a charge to income tax expense of approximately $800 million for the remeasurement. If the corporate income tax rate is reduced to 22 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense of approximately $400 million in the period of enactment.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
			Average Balance
	June 30 2012	December 31 2011	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)			2012	2011	2012	2011
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$226,116	$211,183	$234,148	$259,069	$233,604	$243,311
Trading account assets	204,725	169,319	180,694	186,760	178,236	203,806
Debt securities	335,217	311,416	342,244	335,269	335,001	335,556
Loans and leases	892,315	926,200	899,498	938,513	906,610	938,738
Allowance for loan and lease losses	(30,288)	(33,783)	(31,463)	(38,755)	(32,336)	(39,752)
All other assets	532,769	544,711	569,442	658,254	569,753	657,167
Total assets	$2,160,854	$2,129,046	$2,194,563	$2,339,110	$2,190,868	$2,338,826
Liabilities
Deposits	$1,035,225	$1,033,041	$1,032,888	$1,035,944	$1,031,500	$1,029,578
Federal funds purchased and securities loaned or sold under agreements to repurchase	285,914	214,864	279,496	276,673	267,950	291,461
Trading account liabilities	77,458	60,508	84,728	96,108	78,300	90,044
Commercial paper and other short-term borrowings	39,019	35,698	39,413	62,019	38,031	63,581
Long-term debt	301,848	372,265	333,173	435,144	348,346	437,812
All other liabilities	185,415	182,569	189,307	198,155	192,679	193,420
Total liabilities	1,924,879	1,898,945	1,959,005	2,104,043	1,956,806	2,105,896
Shareholders’ equity	235,975	230,101	235,558	235,067	234,062	232,930
Total liabilities and shareholders’ equity	$2,160,854	$2,129,046	$2,194,563	$2,339,110	$2,190,868	$2,338,826

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

Assets

At June 30, 2012, total assets were approximately $2.2 trillion, an increase of $31.8 billion, or one percent, from December 31, 2011. This increase was driven by trading account assets due to increases in U.S. Treasuries and EMEA sovereign debt and hedges in leveraged credit trading; debt securities primarily driven by net purchases of agency mortgage-backed securities (MBS); federal funds sold and securities borrowed or purchased under agreements to resell to cover increases in client short positions and customer financing activity through the match book, and collateral requirements. These increases were partially offset by asset sales and continued run-off in targeted portfolios.

Average total assets decreased $144.5 billion and $148.0 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The decreases were driven by asset sales and continued run-off in targeted portfolios, sales of strategic investments, and lower securities borrowed or purchased under agreements to resell driven by decreased customer activity.

Liabilities and Shareholders’ Equity

At June 30, 2012, total liabilities were approximately $1.9 trillion, an increase of $25.9 billion, or one percent, from December 31, 2011 primarily driven by an increase in securities sold under agreements to repurchase due to funding trading inventory resulting from customer demand and funding of trading assets and securities. Partially offsetting this increase were planned reductions in long-term debt.

Average total liabilities decreased $145.0 billion and $149.1 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The decreases were primarily driven by planned reductions in long-term debt; lower short-term borrowings due to the Corporation's reduced use of commercial paper and master notes; and lower trading liabilities due to reduced short positions in U.S. Treasuries used for hedging and EMEA sovereign debt. In addition, the six-month comparison to the same period in 2011 saw reductions in our use of securities loaned or sold under agreements to repurchase due to inventory reductions and lower cash requirements.

At June 30, 2012, shareholders’ equity was $236.0 billion, an increase of $5.9 billion, or three percent, from December 31, 2011 due to earnings, common stock issued under employee plans and exchanges of preferred and trust preferred securities, curtailment of the Corporation's Qualified Pension Plans and an increase in unrealized gains on available-for-sale (AFS) debt securities in other comprehensive income (OCI).

Average shareholders' equity increased $491 million and $1.1 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011 driven by earnings and common stock issued under employee plans and exchanges of preferred and trust preferred securities. The six-month increase was also impacted by the sale of preferred stock and related warrants to Berkshire Hathaway, Inc. in the third quarter of 2011 and curtailment of the Corporation's Qualified Pension Plans. These increases were partially offset by lower unrealized gains on AFS debt securities in accumulated OCI in 2011.

Table 7
Selected Quarterly Financial Data
	2012 Quarters		2011 Quarters
(In millions, except per share information)	Second	First	Fourth	Third	Second
Income statement
Net interest income	$9,548	$10,846	$10,701	$10,490	$11,246
Noninterest income	12,420	11,432	14,187	17,963	1,990
Total revenue, net of interest expense	21,968	22,278	24,888	28,453	13,236
Provision for credit losses	1,773	2,418	2,934	3,407	3,255
Goodwill impairment	—	—	581	—	2,603
Merger and restructuring charges	—	—	101	176	159
All other noninterest expense (1)	17,048	19,141	18,840	17,437	20,094
Income (loss) before income taxes	3,147	719	2,432	7,433	(12,875)
Income tax expense (benefit)	684	66	441	1,201	(4,049)
Net income (loss)	2,463	653	1,991	6,232	(8,826)
Net income (loss) applicable to common shareholders	2,098	328	1,584	5,889	(9,127)
Average common shares issued and outstanding	10,776	10,651	10,281	10,116	10,095
Average diluted common shares issued and outstanding (2)	11,556	10,762	11,125	10,464	10,095
Performance ratios
Return on average assets	0.45%	0.12%	0.36%	1.07%	n/m
Four quarter trailing return on average assets (3)	0.51	n/m	0.06	n/m	n/m
Return on average common shareholders’ equity	3.89	0.62	3.00	11.40	n/m
Return on average tangible common shareholders’ equity (4)	5.95	0.95	4.72	18.30	n/m
Return on average tangible shareholders’ equity (4)	6.16	1.67	5.20	17.03	n/m
Total ending equity to total ending assets	10.92	10.66	10.81	10.37	9.83%
Total average equity to total average assets	10.73	10.63	10.34	9.66	10.05
Dividend payout	5.60	34.97	6.60	1.73	n/m
Per common share data
Earnings (loss)	$0.19	$0.03	$0.15	$0.58	$(0.90)
Diluted earnings (loss) (2)	0.19	0.03	0.15	0.56	(0.90)
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	20.16	19.83	20.09	20.80	20.29
Tangible book value (4)	13.22	12.87	12.95	13.22	12.65
Market price per share of common stock
Closing	$8.18	$9.57	$5.56	$6.12	$10.96
High closing	9.68	9.93	7.35	11.09	13.72
Low closing	6.83	5.80	4.99	6.06	10.50
Market capitalization	$88,155	$103,123	$58,580	$62,023	$111,060
Average balance sheet
Total loans and leases	$899,498	$913,722	$932,898	$942,032	$938,513
Total assets	2,194,563	2,187,174	2,207,567	2,301,454	2,339,110
Total deposits	1,032,888	1,030,112	1,032,531	1,051,320	1,035,944
Long-term debt	333,173	363,518	389,557	420,273	435,144
Common shareholders’ equity	216,782	214,150	209,324	204,928	218,505
Total shareholders’ equity	235,558	232,566	228,235	222,410	235,067
Asset quality (5)
Allowance for credit losses (6)	$30,862	$32,862	$34,497	$35,872	$38,209
Nonperforming loans, leases and foreclosed properties (7)	25,377	27,790	27,708	29,059	30,058
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (7)	3.43%	3.61%	3.68%	3.81%	4.00%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (7)	127	126	135	133	135
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (7)	90	91	101	101	105
Amounts included in allowance that are excluded from nonperforming loans (8)	$16,327	$17,006	$17,490	$18,317	$19,935
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (8)	59%	60%	65%	63%	63%
Net charge-offs	$3,626	$4,056	$4,054	$5,086	$5,665
Annualized net charge-offs as a percentage of average loans and leases outstanding (7)	1.64%	1.80%	1.74%	2.17%	2.44%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (7)	2.70	2.85	2.74	2.87	2.96
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (7)	2.87	3.10	3.01	3.15	3.22
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	2.08	1.97	2.10	1.74	1.64
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	1.46	1.43	1.57	1.33	1.28
Capital ratios (period end)
Risk-based capital:
Tier 1 common	11.24%	10.78%	9.86%	8.65%	8.23%
Tier 1	13.80	13.37	12.40	11.48	11.00
Total	17.51	17.49	16.75	15.86	15.65
Tier 1 leverage	7.84	7.79	7.53	7.11	6.86
Tangible equity (4)	7.73	7.48	7.54	7.16	6.63
Tangible common equity (4)	6.83	6.58	6.64	6.25	5.87

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)
Due to a net loss applicable to common shareholders for the second quarter of 2011, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(4)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 17 and Table 9 on pages 18 through 19.

(5)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 83.

(6)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(7)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 99 and corresponding Table 43, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 108 and corresponding Table 52.

(8)
Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

n/m = not meaningful

Table 8
Selected Year-to-Date Financial Data
	Six Months Ended June 30
(In millions, except per share information)	2012	2011
Income statement
Net interest income	$20,394	$23,425
Noninterest income	23,852	16,688
Total revenue, net of interest expense	44,246	40,113
Provision for credit losses	4,191	7,069
Goodwill impairment	—	2,603
Merger and restructuring charges	—	361
All other noninterest expense (1)	36,189	40,175
Income (loss) before income taxes	3,866	(10,095)
Income tax expense (benefit)	750	(3,318)
Net income (loss)	3,116	(6,777)
Net income (loss) applicable to common shareholders	2,426	(7,388)
Average common shares issued and outstanding	10,715	10,085
Average diluted common shares issued and outstanding (2)	11,510	10,085
Performance ratios
Return on average assets	0.29%	n/m
Return on average common shareholders’ equity	2.26	n/m
Return on average tangible common shareholders’ equity (3)	3.47	n/m
Return on average tangible shareholders’ equity (3)	3.94	n/m
Total ending equity to total ending assets	10.92	9.83%
Total average equity to total average assets	10.68	9.96
Dividend payout	9.56	n/m
Per common share data
Earnings (loss)	$0.23	$(0.73)
Diluted earnings (loss) (2)	0.22	(0.73)
Dividends paid	0.02	0.02
Book value	20.16	20.29
Tangible book value (3)	13.22	12.65
Market price per share of common stock
Closing	$8.18	$10.96
High closing	9.93	15.25
Low closing	5.80	10.50
Market capitalization	$88,155	$111,060
Average balance sheet
Total loans and leases	$906,610	$938,738
Total assets	2,190,868	2,338,826
Total deposits	1,031,500	1,029,578
Long-term debt	348,346	437,812
Common shareholders’ equity	215,466	216,367
Total shareholders’ equity	234,062	232,930
Asset quality (4)
Allowance for credit losses (5)	$30,862	$38,209
Nonperforming loans, leases and foreclosed properties (6)	25,377	30,058
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	3.43%	4.00%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	127	135
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (6)	90	105
Amounts included in allowance that are excluded from nonperforming loans (7)	$16,327	$19,935
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (7)	59%	63%
Net charge-offs	$7,682	$11,693
Annualized net charge-offs as a percentage of average loans and leases outstanding (6)	1.72%	2.53%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	2.70	2.96
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	2.87	3.22
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs	1.96	1.58
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	1.38	1.23

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)
Due to a net loss applicable to common shareholders for the second quarter of 2011, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 17 and Table 9 on pages 18 through 19.

(4)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 83.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 99 and corresponding Table 43, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 108 and corresponding Table 52.

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

We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents an adjusted shareholders’ equity or common shareholders’ equity amount which has been reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities. These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models all use return on average tangible shareholders’ equity (ROTE) as key measures to support our overall growth goals. These ratios are as follows:

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

In Table 9 we have excluded the impact of goodwill impairment charges of $581 million and $2.6 billion recorded in the fourth and second quarters of 2011 when presenting certain of these metrics. Accordingly, these are non-GAAP financial measures. Tables 9, 10 and 11 provide reconciliations of these non-GAAP financial measures with financial measures defined by GAAP. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2012 Quarters		2011 Quarters
(Dollars in millions, except per share information)	Second	First	Fourth	Third	Second
Fully taxable-equivalent basis data
Net interest income	$9,782	$11,053	$10,959	$10,739	$11,493
Total revenue, net of interest expense	22,202	22,485	25,146	28,702	13,483
Net interest yield	2.21%	2.51%	2.45%	2.32%	2.50%
Efficiency ratio	76.79	85.13	77.64	61.37	n/m

Performance ratios, excluding goodwill impairment charges (1)
Per common share information
Earnings (loss)			$0.21		$(0.65)
Diluted earnings (loss)			0.20		(0.65)
Efficiency ratio (FTE basis)			75.33%		n/m
Return on average assets			0.46		n/m
Four quarter trailing return on average assets (2)			0.20		n/m
Return on average common shareholders’ equity			4.10		n/m
Return on average tangible common shareholders’ equity			6.46		n/m
Return on average tangible shareholders’ equity			6.72		n/m

(1)	Performance ratios are calculated excluding the impact of the goodwill impairment charges of $581 million and $2.6 billion recorded during the fourth and second quarters of 2011.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
n/m = not meaningful

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2012 Quarters		2011 Quarters
(Dollars in millions)	Second	First	Fourth	Third	Second
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$9,548	$10,846	$10,701	$10,490	$11,246
Fully taxable-equivalent adjustment	234	207	258	249	247
Net interest income on a fully taxable-equivalent basis	$9,782	$11,053	$10,959	$10,739	$11,493
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$21,968	$22,278	$24,888	$28,453	$13,236
Fully taxable-equivalent adjustment	234	207	258	249	247
Total revenue, net of interest expense on a fully taxable-equivalent basis	$22,202	$22,485	$25,146	$28,702	$13,483
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$17,048	$19,141	$19,522	$17,613	$22,856
Goodwill impairment charges	—	—	(581)	—	(2,603)
Total noninterest expense, excluding goodwill impairment charges	$17,048	$19,141	$18,941	$17,613	$20,253
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$684	$66	$441	$1,201	$(4,049)
Fully taxable-equivalent adjustment	234	207	258	249	247
Income tax expense (benefit) on a fully taxable-equivalent basis	$918	$273	$699	$1,450	$(3,802)
Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charges
Net income (loss)	$2,463	$653	$1,991	$6,232	$(8,826)
Goodwill impairment charges	—	—	581	—	2,603
Net income (loss), excluding goodwill impairment charges	$2,463	$653	$2,572	$6,232	$(6,223)
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$2,098	$328	$1,584	$5,889	$(9,127)
Goodwill impairment charges	—	—	581	—	2,603
Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$2,098	$328	$2,165	$5,889	$(6,524)
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$216,782	$214,150	$209,324	$204,928	$218,505
Goodwill	(69,976)	(69,967)	(70,647)	(71,070)	(73,748)
Intangible assets (excluding MSRs)	(7,533)	(7,869)	(8,566)	(9,005)	(9,394)
Related deferred tax liabilities	2,626	2,700	2,775	2,852	2,932
Tangible common shareholders’ equity	$141,899	$139,014	$132,886	$127,705	$138,295
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$235,558	$232,566	$228,235	$222,410	$235,067
Goodwill	(69,976)	(69,967)	(70,647)	(71,070)	(73,748)
Intangible assets (excluding MSRs)	(7,533)	(7,869)	(8,566)	(9,005)	(9,394)
Related deferred tax liabilities	2,626	2,700	2,775	2,852	2,932
Tangible shareholders’ equity	$160,675	$157,430	$151,797	$145,187	$154,857
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$217,213	$213,711	$211,704	$210,772	$205,614
Goodwill	(69,976)	(69,976)	(69,967)	(70,832)	(71,074)
Intangible assets (excluding MSRs)	(7,335)	(7,696)	(8,021)	(8,764)	(9,176)
Related deferred tax liabilities	2,559	2,628	2,702	2,777	2,853
Tangible common shareholders’ equity	$142,461	$138,667	$136,418	$133,953	$128,217
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity
Shareholders’ equity	$235,975	$232,499	$230,101	$230,252	$222,176
Goodwill	(69,976)	(69,976)	(69,967)	(70,832)	(71,074)
Intangible assets (excluding MSRs)	(7,335)	(7,696)	(8,021)	(8,764)	(9,176)
Related deferred tax liabilities	2,559	2,628	2,702	2,777	2,853
Tangible shareholders’ equity	$161,223	$157,455	$154,815	$153,433	$144,779
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,160,854	$2,181,449	$2,129,046	$2,219,628	$2,261,319
Goodwill	(69,976)	(69,976)	(69,967)	(70,832)	(71,074)
Intangible assets (excluding MSRs)	(7,335)	(7,696)	(8,021)	(8,764)	(9,176)
Related deferred tax liabilities	2,559	2,628	2,702	2,777	2,853
Tangible assets	$2,086,102	$2,106,405	$2,053,760	$2,142,809	$2,183,922

Table 10
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Six Months Ended June 30
(Dollars in millions, except per share information)	2012	2011
Fully taxable-equivalent basis data
Net interest income	$20,835	$23,890
Total revenue, net of interest expense	44,687	40,578
Net interest yield	2.36%	2.58%
Efficiency ratio	80.98	n/m

Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$20,394	$23,425
Fully taxable-equivalent adjustment	441	465
Net interest income on a fully taxable-equivalent basis	$20,835	$23,890
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$44,246	$40,113
Fully taxable-equivalent adjustment	441	465
Total revenue, net of interest expense on a fully taxable-equivalent basis	$44,687	$40,578
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charges
Total noninterest expense	$36,189	$43,139
Goodwill impairment charges	—	(2,603)
Total noninterest expense, excluding goodwill impairment charges	$36,189	$40,536
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$750	$(3,318)
Fully taxable-equivalent adjustment	441	465
Income tax expense (benefit) on a fully taxable-equivalent basis	$1,191	$(2,853)
Reconciliation of net income (loss) to net income (loss), excluding goodwill impairment charges
Net income (loss)	$3,116	$(6,777)
Goodwill impairment charges	—	2,603
Net income (loss), excluding goodwill impairment charges	$3,116	$(4,174)
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charges
Net income (loss) applicable to common shareholders	$2,426	$(7,388)
Goodwill impairment charges	—	2,603
Net income (loss) applicable to common shareholders, excluding goodwill impairment charges	$2,426	$(4,785)
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$215,466	$216,367
Goodwill	(69,971)	(73,834)
Intangible assets (excluding MSRs)	(7,701)	(9,580)
Related deferred tax liabilities	2,663	2,983
Tangible common shareholders’ equity	$140,457	$135,936
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$234,062	$232,930
Goodwill	(69,971)	(73,834)
Intangible assets (excluding MSRs)	(7,701)	(9,580)
Related deferred tax liabilities	2,663	2,983
Tangible shareholders’ equity	$159,053	$152,499
n/m = not meaningful

Table 11
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011

Consumer & Business Banking
Reported net income	$1,156	$2,502	$2,611	$4,544
Adjustment related to intangibles (1)	4	2	7	9
Adjusted net income	$1,160	$2,504	$2,618	$4,553

Average allocated equity	$53,452	$52,559	$53,199	$53,126
Adjustment related to goodwill and a percentage of intangibles	(30,485)	(30,656)	(30,503)	(30,676)
Average economic capital	$22,967	$21,903	$22,696	$22,450

Consumer Real Estate Services
Reported net loss	$(768)	$(14,506)	$(1,913)	$(16,906)
Adjustment related to intangibles (1)	—	—	—	—
Goodwill impairment charge	—	2,603	—	2,603
Adjusted net loss	$(768)	$(11,903)	$(1,913)	$(14,303)

Average allocated equity	$14,116	$17,139	$14,454	$17,933
Adjustment related to goodwill and a percentage of intangibles (excluding MSRs)	—	(2,702)	—	(2,722)
Average economic capital	$14,116	$14,437	$14,454	$15,211

Global Banking
Reported net income	$1,406	$1,921	$2,996	$3,504
Adjustment related to intangibles (1)	1	1	2	3
Adjusted net income	$1,407	$1,922	$2,998	$3,507

Average allocated equity	$45,958	$47,060	$45,838	$47,891
Adjustment related to goodwill and a percentage of intangibles	(24,856)	(24,428)	(24,858)	(24,430)
Average economic capital	$21,102	$22,632	$20,980	$23,461

Global Markets
Reported net income	$462	$911	$1,260	$2,306
Adjustment related to intangibles (1)	3	3	5	6
Adjusted net income	$465	$914	$1,265	$2,312

Average allocated equity	$17,132	$22,990	$17,725	$24,667
Adjustment related to goodwill and a percentage of intangibles	(4,608)	(4,646)	(4,629)	(4,598)
Average economic capital	$12,524	$18,344	$13,096	$20,069

Global Wealth and Investment Management
Reported net income	$543	$513	$1,090	$1,055
Adjustment related to intangibles (1)	6	7	12	16
Adjusted net income	$549	$520	$1,102	$1,071

Average allocated equity	$17,974	$17,560	$17,601	$17,745
Adjustment related to goodwill and a percentage of intangibles	(10,621)	(10,706)	(10,631)	(10,717)
Average economic capital	$7,353	$6,854	$6,970	$7,028

(1)	Represents cost of funds, earnings credit and certain expenses related to intangibles.

Table 11
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (continued)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011

Consumer & Business Banking
Deposits
Reported net income	$190	$433	$500	$795
Adjustment related to intangibles (1)	1	—	1	1
Adjusted net income	$191	$433	$501	$796

Average allocated equity	$23,982	$23,612	$23,588	$23,627
Adjustment related to goodwill and a percentage of intangibles	(17,926)	(17,951)	(17,929)	(17,955)
Average economic capital	$6,056	$5,661	$5,659	$5,672

Card Services
Reported net income	$929	$1,944	$1,967	$3,516
Adjustment related to intangibles (1)	3	2	6	8
Adjusted net income	$932	$1,946	$1,973	$3,524

Average allocated equity	$20,525	$21,016	$20,598	$21,580
Adjustment related to goodwill and a percentage of intangibles	(10,460)	(10,607)	(10,476)	(10,624)
Average economic capital	$10,065	$10,409	$10,122	$10,956

Business Banking
Reported net income	$37	$125	$144	$233
Adjustment related to intangibles (1)	—	—	—	—
Adjusted net income	$37	$125	$144	$233

Average allocated equity	$8,945	$7,931	$9,013	$7,919
Adjustment related to goodwill and a percentage of intangibles	(2,099)	(2,098)	(2,098)	(2,097)
Average economic capital	$6,846	$5,833	$6,915	$5,822

(1)	For footnote see page 21.

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on a FTE basis which excludes the impact of trading-related activities (this adjusted measure of net interest income has been referred to as core net interest income in previous periodic reports of the Corporation). As discussed in the Global Markets business segment section on page 47, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 12 provides additional clarity in assessing our results.

Table 12
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Net interest income (FTE basis)
As reported (1)	$9,782	$11,493	$20,835	$23,890
Impact of trading-related net interest income (2)	(653)	(874)	(1,449)	(1,894)
Net interest income excluding trading-related net interest income	$9,129	$10,619	$19,386	$21,996
Average earning assets
As reported	$1,772,568	$1,844,525	$1,770,336	$1,857,124
Impact of trading-related earning assets (2)	(444,537)	(457,845)	(434,447)	(461,526)
Average earning assets excluding trading-related earning assets	$1,328,031	$1,386,680	$1,335,889	$1,395,598
Net interest yield contribution (FTE basis) (3)
As reported (1)	2.21%	2.50%	2.36%	2.58%
Impact of trading-related activities (2)	0.55	0.57	0.55	0.58
Net interest yield on earning assets excluding trading-related activities	2.76%	3.07%	2.91%	3.16%

(1)
Net interest income and net interest yield include fees earned on overnight deposits placed with the Federal Reserve of $52 million and $99 million for the three and six months ended June 30, 2012 and $49 million and $112 million for the three and six months ended June 30, 2011.

(2)	Represents the impact of trading-related amounts included in Global Markets.

(3)	Calculated on an annualized basis.

For the three and six months ended June 30, 2012, net interest income excluding trading-related net interest income decreased $1.5 billion to $9.1 billion, and $2.6 billion to $19.4 billion compared to the same periods in the prior year. The declines were primarily driven by lower consumer loan balances and yields and decreased investment securities yields, including the acceleration of purchase premium amortization expense. These were partially offset by reductions in long-term debt balances and lower rates paid on deposits.

Average earning assets excluding trading-related earning assets for the three and six months ended June 30, 2012 decreased $58.6 billion to $1,328.0 billion, and $59.7 billion to $1,335.9 billion compared to the same periods in the prior year. The decreases were due to declines in consumer loans, loans held-for-sale (LHFS) and securities purchased under agreement to resell, partially offset by increases in commercial loans, investment securities and trading assets.

For the three and six months ended June 30, 2012, net interest yield on earning assets excluding trading-related activities decreased 31 bps to 2.76 percent, and 25 bps to 2.91 percent compared to the same periods in the prior year primarily due to the factors noted above. These impacts include a significant flattening of the yield curve driven by lower long-term rates throughout the three and six months ended June 30, 2012 compared to the same periods in the prior year.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis
	Second Quarter 2012			First Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$27,476	$64	0.94%	$31,404	$65	0.83%
Federal funds sold and securities borrowed or purchased under agreements to resell	234,148	360	0.62	233,061	460	0.79
Trading account assets	180,694	1,302	2.89	175,778	1,399	3.19
Debt securities (2)	342,244	1,907	2.23	327,758	2,732	3.33
Loans and leases (3):
Residential mortgage (4)	255,349	2,462	3.86	260,573	2,489	3.82
Home equity	119,657	1,090	3.66	122,933	1,164	3.80
Discontinued real estate	11,144	94	3.36	12,082	103	3.42
U.S. credit card	95,018	2,356	9.97	98,334	2,459	10.06
Non-U.S. credit card	13,641	396	11.68	14,151	408	11.60
Direct/Indirect consumer (5)	84,198	733	3.50	88,321	801	3.65
Other consumer (6)	2,565	41	6.41	2,617	40	6.24
Total consumer	581,572	7,172	4.95	599,011	7,464	5.00
U.S. commercial	199,644	1,742	3.51	195,111	1,756	3.62
Commercial real estate (7)	37,627	323	3.46	39,190	339	3.48
Commercial lease financing	21,446	216	4.02	21,679	272	5.01
Non-U.S. commercial	59,209	369	2.50	58,731	391	2.68
Total commercial	317,926	2,650	3.35	314,711	2,758	3.52
Total loans and leases	899,498	9,822	4.38	913,722	10,222	4.49
Other earning assets	88,508	719	3.26	86,382	743	3.46
Total earning assets (8)	1,772,568	14,174	3.21	1,768,105	15,621	3.55
Cash and cash equivalents (1)	116,025	52		112,512	47
Other assets, less allowance for loan and lease losses	305,970			306,557
Total assets	$2,194,563			$2,187,174

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

(4)
Includes non-U.S. residential mortgage loans of $89 million and $86 million in the second and first quarters of 2012, and $88 million, $91 million and $94 million in the fourth, third and second quarters of 2011, respectively.

(5)
Includes non-U.S. consumer loans of $7.8 billion and $7.5 billion in the second and first quarters of 2012, and $8.4 billion, $8.6 billion and $8.7 billion in the fourth, third and second quarters of 2011, respectively.

(6)
Includes consumer finance loans of $1.6 billion in both the second and first quarters of 2012, and $1.7 billion, $1.8 billion and $1.8 billion in the fourth, third and second quarters of 2011, respectively; other non-U.S. consumer loans of $895 million and $903 million in the second and first quarters of 2012, and $959 million, $932 million and $840 million in the fourth, third and second quarters of 2011, respectively; and consumer overdrafts of $108 million and $90 million in the second and first quarters of 2012, and $107 million, $107 million and $79 million in the fourth, third and second quarters of 2011, respectively.

(7)
Includes U.S. commercial real estate loans of $36.0 billion and $37.4 billion in the second and first quarters of 2012, and $38.7 billion, $40.7 billion and $43.4 billion in the fourth, third and second quarters of 2011, respectively; and non-U.S. commercial real estate loans of $1.6 billion and $1.8 billion in the second and first quarters of 2012, and $1.9 billion, $2.2 billion and $2.3 billion in the fourth, third and second quarters of 2011, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $366 million and $106 million in the second and first quarters of 2012, and $427 million, $1.0 billion and $739 million in the fourth, third and second quarters of 2011, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $591 million and $658 million in the second and first quarters of 2012, and $763 million, $631 million and $625 million in the fourth, third and second quarters of 2011, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 126.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2011			Third Quarter 2011			Second Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$27,688	$85	1.19%	$26,743	$87	1.31%	$27,298	$106	1.56%
Federal funds sold and securities borrowed or purchased under agreements to resell	237,453	449	0.75	256,143	584	0.90	259,069	597	0.92
Trading account assets	161,848	1,354	3.33	180,438	1,543	3.40	186,760	1,576	3.38
Debt securities (2)	332,990	2,245	2.69	344,327	1,744	2.02	335,269	2,696	3.22
Loans and leases (3):
Residential mortgage (4)	266,144	2,596	3.90	268,494	2,856	4.25	265,420	2,763	4.16
Home equity	126,251	1,207	3.80	129,125	1,238	3.81	131,786	1,261	3.83
Discontinued real estate	14,073	128	3.65	15,923	134	3.36	15,997	129	3.22
U.S. credit card	102,241	2,603	10.10	103,671	2,650	10.14	106,164	2,718	10.27
Non-U.S. credit card	15,981	420	10.41	25,434	697	10.88	27,259	760	11.18
Direct/Indirect consumer (5)	90,861	863	3.77	90,280	915	4.02	89,403	945	4.24
Other consumer (6)	2,751	41	6.14	2,795	43	6.07	2,745	47	6.76
Total consumer	618,302	7,858	5.06	635,722	8,533	5.34	638,774	8,623	5.41
U.S. commercial	196,778	1,798	3.63	191,439	1,809	3.75	190,479	1,827	3.85
Commercial real estate (7)	40,673	343	3.34	42,931	360	3.33	45,762	382	3.35
Commercial lease financing	21,278	204	3.84	21,342	240	4.51	21,284	235	4.41
Non-U.S. commercial	55,867	395	2.80	50,598	349	2.73	42,214	339	3.22
Total commercial	314,596	2,740	3.46	306,310	2,758	3.58	299,739	2,783	3.72
Total loans and leases	932,898	10,598	4.52	942,032	11,291	4.77	938,513	11,406	4.87
Other earning assets	91,109	904	3.95	91,452	814	3.54	97,616	866	3.56
Total earning assets (8)	1,783,986	15,635	3.49	1,841,135	16,063	3.47	1,844,525	17,247	3.75
Cash and cash equivalents (1)	94,287	36		102,573	38		115,956	49
Other assets, less allowance for loan and lease losses	329,294			357,746			378,629
Total assets	$2,207,567			$2,301,454			$2,339,110
For footnotes see page 24.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Second Quarter 2012			First Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$42,394	$14	0.13%	$40,543	$14	0.14%
NOW and money market deposit accounts	460,788	188	0.16	458,649	186	0.16
Consumer CDs and IRAs	96,858	171	0.71	100,044	194	0.78
Negotiable CDs, public funds and other deposits	21,661	35	0.65	22,586	36	0.64
Total U.S. interest-bearing deposits	621,701	408	0.26	621,822	430	0.28
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	14,598	25	0.69	18,170	28	0.62
Governments and official institutions	895	1	0.37	1,286	1	0.41
Time, savings and other	52,584	85	0.65	55,241	90	0.66
Total non-U.S. interest-bearing deposits	68,077	111	0.65	74,697	119	0.64
Total interest-bearing deposits	689,778	519	0.30	696,519	549	0.32
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	318,909	943	1.19	293,056	881	1.21
Trading account liabilities	84,728	448	2.13	71,872	477	2.67
Long-term debt	333,173	2,534	3.05	363,518	2,708	2.99
Total interest-bearing liabilities (8)	1,426,588	4,444	1.25	1,424,965	4,615	1.30
Noninterest-bearing sources:
Noninterest-bearing deposits	343,110			333,593
Other liabilities	189,307			196,050
Shareholders’ equity	235,558			232,566
Total liabilities and shareholders’ equity	$2,194,563			$2,187,174
Net interest spread			1.96%			2.25%
Impact of noninterest-bearing sources			0.24			0.25
Net interest income/yield on earning assets (1)		$9,730	2.20%		$11,006	2.50%
For footnotes see page 24.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Fourth Quarter 2011			Third Quarter 2011			Second Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$39,609	$16	0.16%	$41,256	$21	0.19%	$41,668	$31	0.30%
NOW and money market deposit accounts	454,249	192	0.17	473,391	248	0.21	478,690	304	0.25
Consumer CDs and IRAs	103,488	220	0.84	108,359	244	0.89	113,728	281	0.99
Negotiable CDs, public funds and other deposits	22,413	34	0.60	18,547	5	0.12	13,842	42	1.22
Total U.S. interest-bearing deposits	619,759	462	0.30	641,553	518	0.32	647,928	658	0.41
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	20,454	29	0.55	21,037	34	0.65	19,234	37	0.77
Governments and official institutions	1,466	1	0.36	2,043	2	0.32	2,131	2	0.38
Time, savings and other	57,814	124	0.85	64,271	150	0.93	64,889	146	0.90
Total non-U.S. interest-bearing deposits	79,734	154	0.77	87,351	186	0.85	86,254	185	0.86
Total interest-bearing deposits	699,493	616	0.35	728,904	704	0.38	734,182	843	0.46
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	284,766	921	1.28	303,234	1,152	1.51	338,692	1,342	1.59
Trading account liabilities	70,999	411	2.29	87,841	547	2.47	96,108	627	2.62
Long-term debt	389,557	2,764	2.80	420,273	2,959	2.82	435,144	2,991	2.75
Total interest-bearing liabilities (8)	1,444,815	4,712	1.29	1,540,252	5,362	1.39	1,604,126	5,803	1.45
Noninterest-bearing sources:
Noninterest-bearing deposits	333,038			322,416			301,762
Other liabilities	201,479			216,376			198,155
Shareholders’ equity	228,235			222,410			235,067
Total liabilities and shareholders’ equity	$2,207,567			$2,301,454			$2,339,110
Net interest spread			2.20%			2.08%			2.30%
Impact of noninterest-bearing sources			0.24			0.23			0.19
Net interest income/yield on earning assets (1)		$10,923	2.44%		$10,701	2.31%		$11,444	2.49%
For footnotes see page 24.

Table 14
Year-to-Date Average Balances and Interest Rates – Fully Taxable-equivalent Basis
	Six Months Ended June 30
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$29,440	$129	0.88%	$29,285	$194	1.34%
Federal funds sold and securities borrowed or purchased under agreements to resell	233,604	820	0.71	243,311	1,114	0.92
Trading account assets	178,236	2,701	3.04	203,806	3,245	3.21
Debt securities (2)	335,001	4,639	2.77	335,556	5,613	3.35
Loans and leases (3):
Residential mortgage (4)	257,961	4,951	3.84	263,744	5,644	4.28
Home equity	121,295	2,254	3.73	133,926	2,596	3.90
Discontinued real estate	11,613	197	3.39	14,457	239	3.31
U.S. credit card	96,676	4,815	10.02	108,042	5,555	10.37
Non-U.S. credit card	13,896	804	11.64	27,445	1,539	11.31
Direct/Indirect consumer (5)	86,259	1,534	3.58	89,748	1,938	4.36
Other consumer (6)	2,592	81	6.33	2,748	92	6.75
Total consumer	590,292	14,636	4.98	640,110	17,603	5.53
U.S. commercial	197,377	3,498	3.56	190,914	3,753	3.96
Commercial real estate (7)	38,408	662	3.47	47,053	819	3.51
Commercial lease financing	21,563	488	4.52	21,458	557	5.18
Non-U.S. commercial	58,970	760	2.59	39,203	638	3.28
Total commercial	316,318	5,408	3.44	298,628	5,767	3.89
Total loans and leases	906,610	20,044	4.44	938,738	23,370	5.01
Other earning assets	87,445	1,462	3.36	106,428	1,788	3.39
Total earning assets (8)	1,770,336	29,795	3.38	1,857,124	35,324	3.84
Cash and cash equivalents (1)	114,268	99		127,037	112
Other assets, less allowance for loan and lease losses	306,264			354,665
Total assets	$2,190,868			$2,338,826

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

(4)	Includes non-U.S. residential mortgage loans of $88 million and $93 million for the six months ended June 30, 2012 and 2011.

(5)	Includes non-U.S. consumer loans of $7.7 billion and $8.4 billion for the six months ended June 30, 2012 and 2011.

(6)
Includes consumer finance loans of $1.6 billion and $1.9 billion, other non-U.S. consumer loans of $899 million and $809 million, and consumer overdrafts of $99 million and $78 million for the six months ended June 30, 2012 and 2011.

(7)
Includes U.S. commercial real estate loans of $36.7 billion and $44.5 billion, and non-U.S. commercial real estate loans of $1.7 billion and $2.5 billion for the six months ended June 30, 2012 and 2011.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $472 million and $1.1 billion for the six months ended June 30, 2012 and 2011. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.2 billion for both the six months ended June 30, 2012 and 2011. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 126.

Table 14
Year-to-Date Average Balances and Interest Rates – Fully Taxable-equivalent Basis (continued)
	Six Months Ended June 30
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,468	$28	0.13%	$40,294	$63	0.32%
NOW and money market deposit accounts	459,718	374	0.16	477,330	620	0.26
Consumer CDs and IRAs	98,451	365	0.75	116,004	581	1.01
Negotiable CDs, public funds and other deposits	22,125	71	0.64	13,918	81	1.17
Total U.S. interest-bearing deposits	621,762	838	0.27	647,546	1,345	0.42
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	16,384	53	0.65	20,378	75	0.74
Governments and official institutions	1,091	2	0.40	2,219	4	0.36
Time, savings and other	53,912	175	0.65	62,673	258	0.83
Total non-U.S. interest-bearing deposits	71,387	230	0.65	85,270	337	0.80
Total interest-bearing deposits	693,149	1,068	0.31	732,816	1,682	0.46
Federal funds purchased and securities loaned or sold under agreements to repurchase and other short-term borrowings	305,981	1,824	1.20	355,042	2,526	1.43
Trading account liabilities	78,300	925	2.38	90,044	1,254	2.81
Long-term debt	348,346	5,242	3.02	437,812	6,084	2.80
Total interest-bearing liabilities (8)	1,425,776	9,059	1.28	1,615,714	11,546	1.44
Noninterest-bearing sources:
Noninterest-bearing deposits	338,351			296,762
Other liabilities	192,679			193,420
Shareholders’ equity	234,062			232,930
Total liabilities and shareholders’ equity	$2,190,868			$2,338,826
Net interest spread			2.10%			2.40%
Impact of noninterest-bearing sources			0.25			0.17
Net interest income/yield on earning assets (1)		$20,736	2.35%		$23,778	2.57%
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

We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 17.

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

Certain expenses not directly attributable to a specific business segment are allocated to the segments. The most significant of these expenses include data and item processing costs and certain centralized or shared functions. Data processing costs are allocated to the segments based on equipment usage. Item processing costs are allocated to the segments based on the volume of items processed for each segment. The costs of certain other centralized or shared functions are allocated based on methodologies that reflect utilization.

We allocate economic capital to the business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. See Managing Risk and Strategic Risk Management on pages 67 and 68 for further discussion on the nature of these risks. A business segment's allocated equity includes this economic capital allocation and also includes the portion of goodwill and intangibles specifically assigned to the business segment. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The risk-adjusted methodology is periodically refined and such refinements are reflected as changes to allocated equity in each segment.

For more information on selected financial information for the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 19 – Business Segment Information to the Consolidated Financial Statements.

Consumer & Business Banking

	Three Months Ended June 30
	Deposits		Card Services		Business Banking		Total Consumer & Business Banking
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$1,914	$2,281	$2,481	$2,903	$309	$365	$4,704	$5,549	(15)%
Noninterest income:
Card income	—	—	1,331	1,686	—	—	1,331	1,686	(21)
Service charges	991	967	—	—	92	129	1,083	1,096	(1)
All other income	71	55	105	260	32	35	208	350	(41)
Total noninterest income	1,062	1,022	1,436	1,946	124	164	2,622	3,132	(16)
Total revenue, net of interest expense (FTE basis)	2,976	3,303	3,917	4,849	433	529	7,326	8,681	(16)

Provision for credit losses	40	31	940	302	151	67	1,131	400	183
Noninterest expense	2,634	2,597	1,502	1,517	223	263	4,359	4,377	—
Income before income taxes	302	675	1,475	3,030	59	199	1,836	3,904	(53)
Income tax expense (FTE basis)	112	242	546	1,086	22	74	680	1,402	(51)
Net income	$190	$433	$929	$1,944	$37	$125	$1,156	$2,502	(54)

Net interest yield (FTE basis)	1.78%	2.15%	8.81%	9.06%	2.78%	3.45%	3.85%	4.57%
Return on average allocated equity	3.19	7.35	18.21	37.11	1.67	6.34	8.70	19.10
Return on average economic capital	12.66	30.62	37.25	75.04	2.18	8.62	20.31	45.87
Efficiency ratio (FTE basis)	88.50	78.62	38.36	31.27	51.21	49.73	59.49	50.41

Balance Sheet

Average
Total loans and leases	n/m	n/m	$112,127	$127,343	$24,025	$27,153	$136,872	$155,122	(12)
Total earning assets (1)	$433,075	$425,926	113,202	128,505	44,808	42,352	492,085	486,679	1
Total assets (1)	459,217	452,119	119,316	130,356	52,213	50,886	531,747	523,258	2
Total deposits	433,781	426,684	n/m	n/m	42,475	40,190	476,580	467,179	2
Allocated equity	23,982	23,612	20,525	21,016	8,945	7,931	53,452	52,559	2
Economic capital	6,056	5,661	10,065	10,409	6,846	5,833	22,967	21,903	5

(1)
For presentation purposes, in segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets to match liabilities. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

	Six Months Ended June 30
	Deposits		Card Services		Business Banking		Total Consumer & Business Banking
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$4,034	$4,486	$5,097	$5,917	$653	$747	$9,784	$11,150	(12)%
Noninterest income:
Card income	—	—	2,609	3,263	—	—	2,609	3,263	(20)
Service charges	1,960	1,891	—	—	187	284	2,147	2,175	(1)
All other income	131	116	20	384	57	59	208	559	(63)
Total noninterest income	2,091	2,007	2,629	3,647	244	343	4,964	5,997	(17)
Total revenue, net of interest expense (FTE basis)	6,125	6,493	7,726	9,564	897	1,090	14,748	17,147	(14)

Provision for credit losses	91	64	1,730	897	187	100	2,008	1,061	89
Noninterest expense	5,242	5,179	2,882	3,140	482	619	8,606	8,938	(4)
Income before income taxes	792	1,250	3,114	5,527	228	371	4,134	7,148	(42)
Income tax expense (FTE basis)	292	455	1,147	2,011	84	138	1,523	2,604	(42)
Net income	$500	$795	$1,967	$3,516	$144	$233	$2,611	$4,544	(43)

Net interest yield (FTE basis)	1.90%	2.14%	8.88%	9.11%	2.86%	3.63%	4.03%	4.66%
Return on average allocated equity	4.27	6.78	19.20	32.85	3.21	5.96	9.87	17.25
Return on average economic capital	17.81	28.29	39.21	64.86	4.18	8.11	23.20	40.90
Efficiency ratio (FTE basis)	85.58	79.76	37.30	32.83	53.71	56.73	58.35	52.12

Balance Sheet

Average
Total loans and leases	n/m	n/m	$114,197	$129,894	$24,314	$27,507	$139,225	$158,033	(12)
Total earning assets (1)	$427,604	$421,863	115,391	131,007	45,977	41,526	488,325	482,863	1
Total assets (1)	453,858	448,081	121,247	132,189	53,243	50,000	527,702	518,737	2
Total deposits	428,902	422,514	n/m	n/m	42,192	39,331	471,410	462,136	2
Allocated equity	23,588	23,627	20,598	21,580	9,013	7,919	53,199	53,126	—
Economic capital	5,659	5,672	10,122	10,956	6,915	5,822	22,696	22,450	1

Period end	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Total loans and leases	n/m	n/m	$111,071	$120,668	$23,700	$25,006	$135,523	$146,378	(7)
Total earning assets (1)	$440,559	$419,215	111,602	121,991	43,502	46,516	497,920	480,972	4
Total assets (1)	466,362	446,274	118,288	127,623	50,739	53,950	537,647	521,097	3
Total deposits	439,470	421,871	n/m	n/m	41,563	41,519	481,939	464,264	4

(1)
For presentation purposes, in segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets to match liabilities. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

CBB, which is comprised of Deposits, Card Services and Business Banking, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 5,600 banking centers, 16,200 ATMs, nationwide call centers, and online and mobile platforms.

CBB Results

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income for CBB decreased $1.3 billion to $1.2 billion primarily driven by a decline in revenue and an increase in the provision for credit losses. Net interest income decreased $845 million to $4.7 billion due to lower average loans and yields in Card Services as well as compressed deposit spreads due to the continued low interest rate environment. Noninterest income decreased $510 million to $2.6 billion due to a decline in Card Services. The provision for credit losses increased $731 million to $1.1 billion as portfolio trends began to stabilize within Card Services. Noninterest expense of $4.4 billion remained relatively unchanged as lower operating expenses were offset by an increase in litigation expense.

The return on average economic capital decreased primarily due to lower net income.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income for CBB decreased $1.9 billion to $2.6 billion primarily driven by a decline in revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $1.4 billion to $9.8 billion. Noninterest income decreased $1.0 billion to $5.0 billion. The provision for credit losses increased $947 million to $2.0 billion. These changes were driven by the same factors as described in the three-month discussion. Noninterest expense decreased $332 million to $8.6 billion primarily due to lower FDIC and operating expenses, partially offset by an increase in litigation expense.

The return on average economic capital decreased due to the same factor as described in the three-month discussion above. For more information regarding economic capital, see Supplemental Financial Data on page 17.

Deposits

Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. Deposit products provide a relatively stable source of funding and liquidity for the Corporation. We earn net interest spread revenue from investing this liquidity in earning assets through client-facing lending and ALM activities. The revenue is allocated to the deposit products using our funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics.

Deposits also generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Merrill Edge is an integrated investing and banking service targeted at clients with less than $250,000 in total assets. Merrill Edge provides team-based investment advice and guidance, brokerage services, a self-directed online investing platform and key banking capabilities including access to the Corporation’s network of banking centers and ATMs. Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 50.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income for Deposits decreased $243 million to $190 million primarily driven by lower net interest income, partially offset by higher noninterest income. Net interest income declined $367 million, or 16 percent, to $1.9 billion driven by compressed deposits spreads due to the continued low interest rate environment, partially offset by a customer shift to higher-yielding liquid products and continued pricing discipline. Noninterest income increased $40 million, or four percent, to $1.1 billion primarily due to an increase in service charges. Noninterest expense of $2.6 billion remained relatively unchanged as lower FDIC expense was offset by higher operating expense.

Average deposits increased $7.1 billion driven by a customer shift to more liquid products in a low interest rate environment as checking, traditional savings and money market savings grew $18.8 billion. Growth in liquid products was partially offset by a decline in average time deposits of $11.7 billion. As a result of the shift in the mix of deposits and our continued pricing discipline, rates paid on average deposits declined by nine bps to 20 bps.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income for Deposits decreased $295 million to $500 million primarily driven by lower net interest income, partially offset by higher noninterest income. Net interest income declined $452 million, or 10 percent, to $4.0 billion and noninterest income increased $84 million, or four percent, to $2.1 billion driven by the same factors as described in the three-month discussion above. Average deposits increased $6.4 billion driven by the same factor as described in the three-month discussion above.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Total deposit spreads (excludes noninterest costs) (1)	1.87%	2.15%	1.92%	2.17%

Period end
Client brokerage assets (in millions)			$72,226	$69,000
Online banking active accounts (units in thousands)			30,232	29,660
Mobile banking active accounts (units in thousands)			10,290	7,652
Banking centers			5,594	5,742
ATMs			16,220	17,817

(1)	Total deposit spreads include the Deposits and Business Banking businesses.

Our online banking customers increased 572,000 and mobile banking customers increased 2.6 million from a year ago reflecting a change in our customers' banking preferences. The number of banking centers declined 148 and ATMs declined 1,597 as we continue to improve our cost-to-serve and optimize our consumer banking network.

Card Services

Card Services is one of the leading issuers of credit and debit cards in the U.S. to consumers and small businesses. In addition to earning net interest spread revenue on its lending activities, Card Services generates interchange revenue from credit and debit card transactions as well as annual credit card fees and other miscellaneous fees.

Effective October 1, 2011, the Federal Reserve adopted a final rule with respect to the Durbin Amendment that established the maximum allowable interchange fees a bank can receive for a debit card transaction. For more information on the final interchange rules, see Regulatory Matters on page 43 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K. In addition, the Federal Reserve approved rules governing routing and exclusivity, requiring issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product, which became effective on April 1, 2012. The interchange fee rules resulted in a reduction of debit card revenue of approximately $420 million in each of the first two quarters of 2012 when compared to the same periods in 2011, and are expected to have a similar impact in the third quarter of 2012.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income for Card Services decreased $1.0 billion to $929 million primarily driven by a decrease in revenue and an increase in the provision for credit losses. Net interest income decreased $422 million, or 15 percent, to $2.5 billion driven by lower average loan balances and yields. The net interest yield decreased 25 bps to 8.81 percent due to charge-offs and paydowns of higher interest rate products. Noninterest income decreased $510 million, or 26 percent, to $1.4 billion primarily due to lower interchange fees as a result of the Durbin Amendment and the net impact of portfolio sales.

The provision for credit losses increased $638 million to $940 million as portfolio trends began to stabilize. For more information, see Provision for Credit Losses on page 118.

Average loans decreased $15.2 billion, or 12 percent, driven by charge-offs, continued run-off of non-core portfolios and the impact of portfolio sales during 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income for Card Services decreased $1.5 billion to $2.0 billion primarily driven by a decrease in revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $820 million, or 14 percent, to $5.1 billion. The net interest yield decreased 23 bps to 8.88 percent. Noninterest income decreased $1.0 billion, or 28 percent, to $2.6 billion. These changes were driven by the same factors as described in the three-month discussion above. The decrease in noninterest income was also due to a charge related to our consumer protection products.

The provision for credit losses increased $833 million, or 93 percent, to $1.7 billion driven by the same factor as described in the three-month discussion above. Noninterest expense decreased $258 million, or eight percent, to $2.9 billion primarily due to lower operating expenses, partially offset by an increase in litigation expense.

Average loans decreased $15.7 billion, or 12 percent, driven by the same factors as described in the three-month discussion above.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
U.S. credit card
Gross interest yield	9.97%	10.27%	10.02%	10.37%
Risk-adjusted margin	7.51	6.23	7.02	5.23
New accounts (in thousands)	782	730	1,564	1,387
Purchase volumes	$48,886	$48,974	$93,683	$92,910
Debit card purchase volumes	64,867	64,049	127,808	124,045

During the three and six months ended June 30, 2012, the U.S. credit card risk-adjusted margin increased 128 bps and 179 bps from the same periods in 2011, reflecting improvement in credit quality in the portfolio. U.S. credit card new accounts grew by 52,000 accounts to 782,000 accounts, and 177,000 accounts to 1.6 million accounts compared to the same periods in 2011. U.S. credit card purchase volumes of $48.9 billion remained relatively unchanged for the three-month period and increased $773 million to $93.7 billion for the six-month period. During the three and six months ended June 30, 2012, debit card purchase volume increased $818 million to $64.9 billion, and $3.8 billion to $127.8 billion compared to the same periods in 2011, reflecting higher consumer spending.

Business Banking

Business Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include U.S.-based companies generally with annual sales of $1 million to $50 million. Our lending products and services include commercial loans, lines of credit and real estate lending. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Business Banking also includes the results of our merchant processing joint venture.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income for Business Banking decreased $88 million to $37 million primarily driven by lower revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $56 million, or 15 percent, to $309 million driven by lower average loan balances. Noninterest income decreased $40 million, or 24 percent, to $124 million primarily due to the transfer of certain processing activities to our merchant services joint venture. The provision for credit losses increased $84 million to $151 million due to an increase in projected losses. Noninterest expense decreased $40 million, or 15 percent, to $223 million driven by lower FDIC and merchant processing expenses.

Average loans decreased $3.1 billion, or 12 percent, primarily driven by the net transfer of certain loans to other businesses, higher prepayments and continued run-off of non-core portfolios. Average deposits increased $2.3 billion, or six percent, due to the current client preference for liquidity and the net transfer of certain deposits from other businesses.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income for Business Banking decreased $89 million to $144 million primarily driven by lower revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Revenue decreased $193 million to $897 million, the provision for credit losses increased $87 million to $187 million and noninterest expense decreased $137 million to $482 million driven by the same factors as described in the three-month discussion above.

Average loans decreased $3.2 billion, or 12 percent, and average deposits increased $2.9 billion, or seven percent, driven by the same factors as described in the three-month discussion above.

Consumer Real Estate Services

	Three Months Ended June 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$330	$449	$384	$130	$714	$579	23%
Noninterest income:
Mortgage banking income (loss)	827	674	984	(13,692)	1,811	(13,018)	n/m
Insurance income	1	299	—	—	1	299	(100)
All other income (loss)	(33)	799	28	26	(5)	825	n/m
Total noninterest income (loss)	795	1,772	1,012	(13,666)	1,807	(11,894)	n/m
Total revenue, net of interest expense (FTE basis)	1,125	2,221	1,396	(13,536)	2,521	(11,315)	n/m

Provision for credit losses	(34)	121	220	1,386	186	1,507	(88)
Goodwill impairment	—	—	—	2,603	—	2,603	n/m
All other noninterest expense	776	1,288	2,780	4,734	3,556	6,022	(41)
Income (loss) before income taxes	383	812	(1,604)	(22,259)	(1,221)	(21,447)	n/m
Income tax expense (benefit) (FTE basis)	142	299	(595)	(7,240)	(453)	(6,941)	(93)
Net income (loss)	$241	$513	$(1,009)	$(15,019)	$(768)	$(14,506)	n/m

Net interest yield (FTE basis)	2.29%	2.51%	2.24%	0.60%	2.27%	1.46%
Efficiency ratio (FTE basis)	68.98	57.99	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$50,580	$55,010	$56,145	$66,673	$106,725	$121,683	(12)
Total earning assets	57,869	71,614	68,954	87,060	126,823	158,674	(20)
Total assets	58,898	71,806	93,879	126,224	152,777	198,030	(23)
Allocated equity	n/a	n/a	n/a	n/a	14,116	17,139	(18)
Economic capital	n/a	n/a	n/a	n/a	14,116	14,437	(2)
n/m = not meaningful
n/a = not applicable

	Six Months Ended June 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$677	$998	$812	$477	$1,489	$1,475	1%
Noninterest income:
Mortgage banking income (loss)	1,541	1,217	2,101	(13,540)	3,642	(12,323)	n/m
Insurance income	7	730	—	—	7	730	(99)
All other income (loss)	(11)	829	68	37	57	866	(93)
Total noninterest income (loss)	1,537	2,776	2,169	(13,503)	3,706	(10,727)	n/m
Total revenue, net of interest expense (FTE basis)	2,214	3,774	2,981	(13,026)	5,195	(9,252)	n/m

Provision for credit losses	19	121	674	2,484	693	2,605	(73)
Goodwill impairment	—	—	—	2,603	—	2,603	n/m
All other noninterest expense	1,612	2,733	5,849	8,066	7,461	10,799	(31)
Income (loss) before income taxes	583	920	(3,542)	(26,179)	(2,959)	(25,259)	n/m
Income tax expense (benefit) (FTE basis)	215	339	(1,261)	(8,692)	(1,046)	(8,353)	(87)
Net income (loss)	$368	$581	$(2,281)	$(17,487)	$(1,913)	$(16,906)	n/m

Net interest yield (FTE basis)	2.36%	2.69%	2.31%	1.06%	2.33%	1.80%
Efficiency ratio (FTE basis)	72.81	72.42	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$51,122	$54,749	$57,618	$66,376	$108,740	$121,125	(10)
Total earning assets	57,672	74,773	70,840	90,696	128,512	165,469	(22)
Total assets	58,623	74,866	97,318	128,782	155,941	203,648	(23)
Allocated equity	n/a	n/a	n/a	n/a	14,454	17,933	(19)
Economic capital	n/a	n/a	n/a	n/a	14,454	15,211	(5)

Period end	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Total loans and leases	$50,112	$52,371	$55,192	$59,988	$105,304	$112,359	(6)
Total earning assets	57,716	58,819	67,138	73,562	124,854	132,381	(6)
Total assets	58,986	59,647	88,652	104,065	147,638	163,712	(10)
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

CRES includes the impact of transferring customers and their related loan balances between GWIM and CRES based on client segmentation thresholds. For more information on the migration of customer balances, see GWIM on page 50.

CRES Results

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The net loss decreased $13.7 billion to $768 million primarily driven by higher noninterest income due to a significantly lower representations and warranties provision, lower provision for credit losses and a decline in noninterest expense due to a goodwill impairment charge in the second quarter of 2011.

Noninterest income increased largely as a result of the increase in mortgage banking income of $14.8 billion driven by a decrease of $13.6 billion in representations and warranties provision and a $1.1 billion increase in net servicing income primarily due to improved MSR results, net of hedges. The representations and warranties provision in the prior-year period was attributable to the BNY Mellon Settlement, other non-GSE exposures, and to a lesser extent, GSE exposures. Insurance income decreased $298 million due to the sale of Balboa in June 2011. All other income decreased as the prior-year period included a net $752 million gain on the sale of Balboa.

The provision for credit losses decreased $1.3 billion to $186 million driven by improved portfolio trends in the non-PCI portfolio and lower reserve additions related to the Countrywide PCI home equity portfolio.

Noninterest expense decreased $5.1 billion to $3.6 billion primarily due to a $2.6 billion goodwill impairment charge in the second quarter of 2011, a $1.9 billion decline in litigation expense, $727 million lower mortgage-related assessments, waivers and similar costs related to foreclosure delays, a $270 million reduction in direct production expense due to lower retail production and our exit from correspondent lending, and $202 million in lower insurance expense, partially offset by higher default-related servicing expenses. We expect higher servicing costs will continue related to resources needed for implementing new servicing standards mandated for the industry, to implement other operational changes, and costs due to delayed foreclosures.

Average total earning assets declined $31.9 billion to $126.8 billion primarily due to decreases in total loans and LHFS reflecting lower production volumes, as well as a decline in the MSR hedge portfolio.

Average economic capital decreased two percent due to a reduction in credit risk driven by lower loan balances in the home equity portfolio.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The net loss decreased $15.0 billion to $1.9 billion. Noninterest income increased $14.4 billion to $3.7 billion and the provision for credit losses decreased $1.9 billion to $693 million. These changes were driven by the same factors as described in the three-month discussion above.

Noninterest expense decreased $5.9 billion to $7.5 billion primarily due to a $2.6 billion goodwill impairment charge in the second quarter of 2011, a $2.4 billion decline in litigation expense, $1.2 billion lower mortgage-related assessments, waivers and similar costs related to foreclosure delays, a $638 million reduction in direct production expense due to lower retail production and our exit from correspondent lending, and $442 million in lower insurance expense, partially offset by higher default-related servicing expenses.

Average total earning assets declined $37.0 billion to $128.5 billion primarily driven by the same factors as described in the three-month discussion.

Average economic capital decreased five percent primarily due to a reduction in operational risk driven by the sale of Balboa. For more information regarding economic capital, see Supplemental Financial Data on page 17.

Home Loans

Home Loans products are available to our customers through our retail network of approximately 5,600 banking centers, mortgage loan officers in approximately 400 locations and a sales force offering our customers direct telephone and online access to our products. These products were also offered through our correspondent lending channel which we exited in the second half of 2011 and the reverse mortgage origination business which we exited in the first half of 2011. These strategic changes were made to allow greater focus on our direct-to-consumer channels, deepen relationships with existing customers and use mortgage products to acquire new relationships.

Home Loans includes ongoing loan production activities and the CRES home equity portfolio not originally selected for inclusion in the Legacy Assets & Servicing portfolio. Home Loans excludes the Legacy Assets & Servicing portfolio established as of January 1, 2011, and currently reflects a stabilized level of credit losses. For more information on Legacy Assets & Servicing within CRES, see Consumer Portfolio Credit Risk Management on page 58 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K. Home Loans also included insurance operations through June 30, 2011, when the ongoing insurance business was transferred to CBB following the sale of Balboa.

Home Loans net income decreased $272 million to $241 million, and $213 million to $368 million for the three and six months ended June 30, 2012 compared to the same periods in 2011. Net interest income decreased $119 million and $321 million primarily driven by lower LHFS balances largely due to our exit from correspondent lending. Noninterest income decreased $977 million and $1.2 billion primarily due to lower insurance income as a result of the sale of Balboa, partially offset by an increase in mortgage banking income driven by higher production margins. The provision for credit losses decreased $155 million and $102 million driven by improved portfolio trends. Noninterest expense decreased $512 million and $1.1 billion primarily due to lower production expense driven by lower retail production and our exit from the correspondent channel, and decreased insurance expense.

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

Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervising foreclosures and property dispositions. In an effort to help our customers avoid foreclosure, Legacy Assets & Servicing evaluates various workout options prior to foreclosure sales which, combined with our temporary halt of foreclosures announced in October 2010, has resulted in elongated default timelines. Although we have resumed foreclosure proceedings in nearly all states, there continues to be a backlog of foreclosure inventory. For additional information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 65 and Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 40 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Legacy Assets & Servicing net loss decreased $14.0 billion to $1.0 billion, and $15.2 billion to $2.3 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily driven by a decrease of $13.6 billion and $14.4 billion in representations and warranties provision, a $1.8 billion and $2.4 billion decline in litigation expense, a $1.2 billion and $1.8 billion decline in provision for credit losses, and $727 million and $1.2 billion lower mortgage-related assessments, waivers and similar costs related to delayed foreclosures. The Legacy Assets & Servicing goodwill balance of $2.6 billion was written off in its entirety in 2011. These improvements were partially offset by higher default-related servicing expenses.

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

The total owned loans in the Legacy Assets & Servicing portfolio decreased $10.8 billion to $144.1 billion at June 30, 2012 compared to $154.9 billion at December 31, 2011, of which $55.2 billion of the June 30, 2012 balance was reflected on the balance sheet of Legacy Assets & Servicing within CRES and the remainder are held on the balance sheet of All Other.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Production income (loss):
Core production revenue	$885	$824	$1,814	$1,492
Representations and warranties provision	(395)	(14,037)	(677)	(15,050)
Total production income (loss)	490	(13,213)	1,137	(13,558)
Servicing income:
Servicing fees	1,213	1,556	2,545	3,162
Impact of customer payments (1)	(282)	(639)	(803)	(1,345)
Fair value changes of MSRs, net of economic hedge results (2)	194	(873)	388	(870)
Other servicing-related revenue	196	151	375	288
Total net servicing income	1,321	195	2,505	1,235
Total CRES mortgage banking income (loss)	1,811	(13,018)	3,642	(12,323)
Eliminations (3)	(152)	(178)	(371)	(243)
Total consolidated mortgage banking income (loss)	$1,659	$(13,196)	$3,271	$(12,566)

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	Includes gains and losses on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

While CRES new first mortgage loan originations declined $24.0 billion, or 63 percent, primarily due to our exit from the correspondent channel, core production revenue increased $61 million to $885 million, due to higher overall margins on direct retail originations. Retail first mortgage loan originations were $14.2 billion for the three months ended June 30, 2012 compared to $16.4 billion for the same period in 2011 and represented a drop in market share as the overall market for mortgages increased in the second quarter of 2012. Margins on retail originations increased due to decisions to price loan products in order to manage demand as well as a change in the mix of loan products to a larger proportion of Home Affordable Refinance Programs (HARP) originations. During the three months ended June 30, 2012, 81 percent of our first mortgage production volume was for refinance originations and 19 percent was for purchase originations compared to 48 percent and 52 percent in 2011.

The representations and warranties provision decreased $13.6 billion to $395 million as the provision of $14.0 billion in the year-ago quarter included $8.6 billion in provision and other expenses related to the BNY Mellon Settlement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE repurchase exposures, and $5.4 billion in provision related to other non-GSE, and to a lesser extent, GSE exposures.

Net servicing income increased $1.1 billion to $1.3 billion primarily due to improved MSR results, net of hedges, and to a lesser extent, the reduced impact of customer payments. The improved MSR results were partially offset by lower servicing fees primarily due to a reduction in the size of the servicing portfolio. For additional information, see Mortgage Servicing Rights on page 42.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Core production revenue increased $322 million to $1.8 billion primarily due to higher margins on direct retail originations, partially offset by the exit from the correspondent channel. New first mortgage loan originations declined $64.4 billion, or 71 percent, primarily due to our exit from the correspondent channel and from a decline in retail market share. Retail originations for the first six months of 2012 were $26.4 billion compared to $41.7 billion for the same period in 2011 reflecting a drop in market share as the overall market for mortgages increased in 2012. The impact of our exit from the correspondent channel and the decline in retail market share were offset by higher retail margins reflecting decisions to price loan products in order to manage demand as well as a change in the mix of loan products to a larger proportion of HARP originations.

The representations and warranties provision decreased $14.4 billion to $677 million as described in the three-month discussion.

Net servicing income increased $1.3 billion to $2.5 billion primarily driven by the same factors as described in the three-month discussion above. For additional information, see Mortgage Servicing Rights on page 42.

Key Statistics
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2012	2011	2012		2011
Loan production
Total Corporation (1):
First mortgage	$18,005	$40,370	$33,243		$97,104
Home equity	930	1,054	1,690		2,782
CRES:
First mortgage	$14,206	$38,253	$26,391		$90,772
Home equity	724	879	1,321		2,454

Period end			June 30 2012		December 31 2011
Mortgage servicing portfolio (in billions) (2)			$1,586		$1,763
Mortgage loans serviced for investors (in billions)			1,224		1,379
Mortgage servicing rights:
Balance			5,708		7,378
Capitalized mortgage servicing rights (% of loans serviced for investors)			47	bps	54	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, HELOC, home equity loans and discontinued real estate mortgage loans.

First mortgage production for the total Corporation was $18.0 billion and $33.2 billion for the three and six months ended June 30, 2012 compared to $40.4 billion and $97.1 billion for the same periods in 2011. The decrease of $22.4 billion and $63.9 billion was primarily due to our exit from the correspondent channel and a $14.8 billion reduction in retail originations primarily in the first three months of 2012 due to a decline in market share.

Home equity production was $930 million and $1.7 billion for the three and six months ended June 30, 2012 compared to $1.1 billion and $2.8 billion for the same periods in 2011 primarily due to our decision to exit the reverse mortgage origination business.

Mortgage Servicing Rights

At June 30, 2012, the consumer MSR balance was $5.7 billion, which represented 47 bps of the related unpaid principal balance compared to $7.4 billion, or 54 bps of the related unpaid principal balance at December 31, 2011. The decrease in the consumer MSR balance was primarily driven by lower forecasted mortgage rates, which resulted in higher forecasted prepayment speeds. As part of the MSR fair value estimation process, the Corporation increased its estimated cost to service during 2011 due to higher costs expected from foreclosure delays and procedures, the implementation of various loan modification programs and compliance with new banking regulations, which negatively impacted MSR results, net of hedges, by $1.5 billion. During the three months ended June 30, 2012, the Corporation continued to refine its estimates of cost to service and ancillary income to be consistent with market participants which resulted in a decrease to the estimated cost to service, and accordingly, an increase in the value of the MSRs of $666 million that was partially offset by prepayment and other model changes, including OAS assumptions. During the three months ended June 30, 2012, the Corporation refined the OAS assumptions used in the MSR valuation model to reflect returns commensurate with market participants, considering current and pending capital rules, including the impact of Basel 3 and other factors. For additional information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 65. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Net interest income (FTE basis)	$2,184	$2,375	(8)%	$4,583	$4,858	(6)%
Noninterest income:
Service charges	815	876	(7)	1,622	1,789	(9)
Investment banking fees	633	948	(33)	1,284	1,815	(29)
All other income	653	460	42	1,246	898	39
Total noninterest income	2,101	2,284	(8)	4,152	4,502	(8)
Total revenue, net of interest expense (FTE basis)	4,285	4,659	(8)	8,735	9,360	(7)

Provision for credit losses	(113)	(557)	(80)	(351)	(681)	(48)
Noninterest expense	2,165	2,221	(3)	4,342	4,531	(4)
Income before income taxes	2,233	2,995	(25)	4,744	5,510	(14)
Income tax expense (FTE basis)	827	1,074	(23)	1,748	2,006	(13)
Net income	$1,406	$1,921	(27)	$2,996	$3,504	(14)

Net interest yield (FTE basis)	2.97%	3.33%		3.08%	3.50%
Return on average allocated equity	12.31	16.37		13.14	14.75
Return on average economic capital	26.83	34.06		28.74	30.14
Efficiency ratio (FTE basis)	50.53	47.70		49.71	48.41

Balance Sheet

Average
Total loans and leases	$267,812	$260,144	3	$272,443	$258,508	5
Total earning assets	295,808	285,211	4	299,442	280,074	7
Total assets	341,044	331,084	3	344,730	326,632	6
Total deposits	239,054	235,662	1	238,292	230,744	3
Allocated equity	45,958	47,060	(2)	45,838	47,891	(4)
Economic capital	21,102	22,632	(7)	20,980	23,461	(11)

Period end				June 30 2012	December 31 2011
Total loans and leases				$265,393	$278,178	(5)
Total earning assets				293,655	301,627	(3)
Total assets				340,559	348,738	(2)
Total deposits				241,344	246,325	(2)

Global Banking, which includes Global Corporate and Global Commercial Banking, and Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and indirect consumer loans. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also work with our clients to provide investment banking products such as debt and equity underwriting and distribution, merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients are generally defined as companies with annual sales up to $2 billion, which include middle-market companies, commercial real estate firms, federal and state governments and municipalities. Global Corporate Banking clients include large corporations, generally defined as companies with annual sales greater than $2 billion.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income decreased $515 million to $1.4 billion driven by a decrease in revenue of $374 million, or eight percent, primarily due to lower investment banking fees, lower interest rates and the benefit from accretion on certain acquired portfolios in the prior-year period, partially offset by the impact of higher average loan and deposit balances and gains from certain legacy portfolios.

The provision for credit losses was a benefit of $113 million compared to a benefit of $557 million for the same period in 2011. Asset quality continued to improve, with declines in reservable criticized exposure and nonperforming assets.

Noninterest expense decreased $56 million, or three percent, to $2.2 billion primarily due to lower personnel expenses.

Average loans and leases increased $7.7 billion, or three percent, primarily driven by growth in U.S. and non-U.S. commercial and industrial loans and non-U.S. trade finance. Average deposits increased $3.4 billion as balances continued to grow from excess market liquidity and limited alternative investment options.

The return on average economic capital decreased due to lower net income, partially offset by a decrease in average economic capital. Average economic capital decreased seven percent primarily due to a reduction in credit risk.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income decreased $508 million to $3.0 billion driven by a decrease in revenue of $625 million, or seven percent, primarily driven by the same factors as described in the three-month discussion above.

The provision for credit losses was a benefit of $351 million compared to a benefit of $681 million for the same period in 2011, with the decrease primarily driven by the same factors as described in the three-month discussion above.

Noninterest expense decreased $189 million, or four percent, to $4.3 billion primarily driven by the same factors as described in the three-month discussion above.

Average loans and leases increased $13.9 billion, or five percent, and average deposits increased $7.5 billion, or three percent, primarily driven by the same factors as described in the three-month discussion above.

The return on average economic capital and average economic capital decreased primarily due to the same factors as discussed in the three-month discussion above. For more information regarding economic capital, see Supplemental Financial Data on page 17.

Global Corporate and Global Commercial Banking

Global Corporate and Global Commercial Banking includes Global Treasury Services and Business Lending activities. Global Treasury Services includes deposit, treasury management, credit card, foreign exchange, short-term investment and custody solutions to corporate and commercial banking clients. Business Lending includes various loan-related products and services including commercial loans, leases, commitment facilities, trade financing, real estate lending, asset-based lending and indirect consumer loans. The table below presents total net revenue, total average and ending deposits, and total average and ending loans and leases for Global Corporate and Global Commercial Banking.

Global Corporate and Global Commercial Banking
	Three Months Ended June 30
	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Revenue
Global Treasury Services	$619	$638	$893	$912	$1,512	$1,550
Business Lending	850	786	1,129	1,370	1,979	2,156
Total revenue, net of interest expense	$1,469	$1,424	$2,022	$2,282	$3,491	$3,706

Average
Total loans and leases	$108,367	$96,874	$159,295	$162,194	$267,662	$259,068
Total deposits	108,450	109,324	130,578	126,291	239,028	235,615

	Six Months Ended June 30
	2012	2011	2012	2011	2012	2011
Revenue
Global Treasury Services	$1,264	$1,259	$1,836	$1,766	$3,100	$3,025
Business Lending	1,730	1,772	2,276	2,608	4,006	4,380
Total revenue, net of interest expense	$2,994	$3,031	$4,112	$4,374	$7,106	$7,405

Average
Total loans and leases	$110,649	$93,939	$161,270	$163,377	$271,919	$257,316
Total deposits	107,071	106,662	131,193	124,036	238,264	230,698

Period end
Total loans and leases	$107,146	$100,207	$158,077	$161,845	$265,223	$262,052
Total deposits	111,551	114,388	129,764	129,584	241,315	243,972

Global Corporate and Global Commercial Banking revenue decreased $215 million to $3.5 billion and $299 million to $7.1 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011.

Global Treasury Services revenue decreased $19 million in both Global Corporate Banking and Global Commercial Banking for the three months ended June 30, 2012 due to the low rate environment. Global Treasury Services revenue increased $5 million and $70 million in Global Corporate Banking and Global Commercial Banking for the six months ended June 30, 2012 as growth in U.S. and non-U.S. deposit volumes was partially offset by the low rate environment.

Business Lending revenue in Global Corporate Banking increased $64 million for the three months ended June 30, 2012 as growth in loan volumes and gains from certain legacy portfolios were offset by lower accretion on acquired portfolios due to the impact of prepayments in prior periods. Business Lending revenue in Global Corporate Banking declined $42 million for the six months ended June 30, 2012 from lower net interest income impacted by the rate environment and lower accretion on acquired portfolios partially offset by the growth in loan volumes and gains from certain legacy portfolios. Business Lending revenue declined $241 million and $332 million in Global Commercial Banking for the three and six months ended June 30, 2012 as planned reductions in the commercial real estate and auto portfolios and lower accretion on acquired portfolios were partially offset by increases in the commercial and industrial portfolio.

Average loans and leases in Global Corporate and Global Commercial Banking increased three percent and six percent for the three and six months ended June 30, 2012 compared to the same periods in 2011 as growth in U.S. and non-U.S. commercial and non-U.S. trade finance portfolios driven by continued international demand and improved domestic momentum was partially offset by planned reductions in the commercial real estate and auto portfolios. Average deposits in Global Corporate and Global Commercial Banking increased one and three percent for the three and six months ended June 30, 2012 as balances continued to grow due to excess market liquidity and limited alternative investment options.

Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and other loan products, and provide advisory services and tailored risk management solutions. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by, and involvement of each segment. To provide a complete discussion of our consolidated investment banking income, the table below presents total Corporation investment banking income as well as the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended June 30				Six Months Ended June 30
	Global Banking		Total Corporation		Global Banking		Total Corporation
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Products
Advisory	$314	$356	$340	$382	$504	$657	$543	$702
Debt issuance	248	420	647	939	594	809	1,424	1,785
Equity issuance	71	172	192	422	186	349	497	869
Gross investment banking fees	633	948	1,179	1,743	1,284	1,815	2,464	3,356
Self-led	(5)	(32)	(33)	(59)	(26)	(38)	(101)	(94)
Total investment banking fees	$628	$916	$1,146	$1,684	$1,258	$1,777	$2,363	$3,262

Total Corporation investment banking fees, excluding self-led deals, decreased $538 million, or 32 percent, and $899 million, or 28 percent, for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily driven by lower underwriting fees due to a decrease in our market share and an overall decline in global fee pools. Investment banking fees may be adversely impacted during the remainder of 2012 by lower client activity and challenging market conditions as a result of, among other factors, the European sovereign debt crisis and continued market uncertainty.

Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Net interest income (FTE basis)	$650	$874	(26)%	$1,448	$1,894	(24)%
Noninterest income:
Investment and brokerage services	445	557	(20)	955	1,204	(21)
Investment banking fees	438	700	(37)	994	1,350	(26)
Trading account profits	1,707	2,014	(15)	3,744	4,628	(19)
All other income	125	268	(53)	417	609	(32)
Total noninterest income	2,715	3,539	(23)	6,110	7,791	(22)
Total revenue, net of interest expense (FTE basis)	3,365	4,413	(24)	7,558	9,685	(22)

Provision for credit losses	(14)	(8)	75	(34)	(41)	(17)
Noninterest expense	2,711	3,263	(17)	5,787	6,376	(9)
Income before income taxes	668	1,158	(42)	1,805	3,350	(46)
Income tax expense (FTE basis)	206	247	(17)	545	1,044	(48)
Net income	$462	$911	(49)	$1,260	$2,306	(45)

Return on average allocated equity	10.84%	15.90%		14.29%	18.85%
Return on average economic capital	14.92	19.99		19.42	23.23
Efficiency ratio (FTE basis)	80.59	73.94		76.58	65.84

Balance Sheet

Average
Total trading-related assets (1)	$459,869	$499,274	(8)	$454,300	$478,242	(5)
Total earning assets (1)	444,537	457,845	(3)	434,447	461,526	(6)
Total assets	581,952	622,915	(7)	570,273	602,447	(5)
Allocated equity	17,132	22,990	(25)	17,725	24,667	(28)
Economic capital	12,524	18,344	(32)	13,096	20,069	(35)

Period end				June 30 2012	December 31 2011
Total trading-related assets (1)				$443,948	$397,876	12
Total earning assets (1)				428,940	372,851	15
Total assets				561,815	501,824	12

(1)	Trading-related assets include assets which are not considered earning assets (i.e., derivative assets).

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS, commodities and asset-backed securities (ABS). In addition, the economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For additional information on investment banking fees on a consolidated basis, see page 46.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income decreased $449 million to $462 million primarily driven by lower sales and trading revenue as discussed below, and a decline in new issuance activity. Investment banking fees decreased $262 million to $438 million primarily driven by lower underwriting fees due to a decline in our market share and an overall decline in the global fee pool. Noninterest expense decreased $552 million, or 17 percent, to $2.7 billion due to lower personnel and related expenses.

The return on average economic capital decreased due to lower net income, partially offset by a 32 percent decrease in average economic capital due to a decline in trading risk primarily due to lower trading-related balances.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income decreased $1.0 billion to $1.3 billion primarily driven by lower sales and trading revenue as discussed below, including higher net DVA losses. Net DVA losses were $1.6 billion compared to $234 million due to more significant tightening of our credit spreads. Investment banking fees decreased $356 million to $994 million. Noninterest expense decreased $589 million, or nine percent, to $5.8 billion due to a reduction in personnel and related expenses, and lower brokerage, clearing and exchange expenses.
Average earning assets decreased $27.1 billion to $434.4 billion driven by the movement of certain equity securities to non-earning trading-related assets. At June 30, 2012, period-end earning assets were $428.9 billion, an increase of $56.1 billion from December 31, 2011 primarily due to client activity resulting in increases in trading-related assets and securities borrowed transactions.

The return on average economic capital and average economic capital decreased due to the same factors as described in the three-month discussion above. For more information regarding economic capital, see Supplemental Financial Data on page 17.

Sales and Trading Revenue

Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. The table below and related discussion present total sales and trading revenue, substantially all of which is in Global Markets with the remainder in Global Banking. Sales and trading revenue is segregated into fixed income (investment and non-investment grade corporate debt obligations, commercial mortgage-backed securities, RMBS and collateralized debt obligations (CDOs)), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equity income from equity-linked derivatives and cash equity activity.

Sales and Trading Revenue (1, 2)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Sales and trading revenue
Fixed income, currencies and commodities	$2,418	$2,642	$5,261	$6,031
Equity income	759	1,077	1,666	2,316
Total sales and trading revenue	$3,177	$3,719	$6,927	$8,347

Sales and trading revenue, excluding DVA
Fixed income, currencies and commodities	$2,555	$2,550	$6,685	$6,247
Equity income	778	1,046	1,832	2,334
Total sales and trading revenue, excluding DVA	$3,333	$3,596	$8,517	$8,581

(1)
Includes a FTE adjustment of $57 million and $105 million for the three and six months ended June 30, 2012 compared to $43 million and $99 million for the same periods in 2011. For additional information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $240 million and $445 million for the three and six months ended June 30, 2012 compared to $32 million and $136 million for the same periods in 2011.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Fixed income, currencies and commodities (FICC) revenue decreased $224 million, or eight percent, to $2.4 billion due to increased investor risk aversion resulting from market uncertainty stemming from the Eurozone crisis and slower economic growth as reflected in lower trading volumes. Equity income decreased $318 million, or 30 percent, to $759 million primarily due to lower commissions and trading revenue as a result of lower market volumes. Sales and trading revenue included total commissions and brokerage fee revenue of $445 million ($435 million from equities and $10 million from FICC) for the three months ended June 30, 2012 and $557 million ($531 million from equities and $26 million from FICC) for the three months ended June 30, 2011. The $112 million decrease in commissions and brokerage fee revenue was primarily due to lower market volumes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

FICC revenue decreased $770 million, or 13 percent, to $5.3 billion primarily due to net DVA losses. Excluding net DVA losses, FICC revenue increased $438 million, or seven percent, to $6.7 billion, primarily driven by our rates and currencies business as a result of stronger client flows and a gain on the sale of an equity investment in our mortgage business. This was partially offset by our exit from the stand-alone proprietary trading business in the prior year. Equity income decreased $650 million, or 28 percent, to $1.7 billion. Sales and trading revenue included total commissions and brokerage fee revenue of $955 million ($930 million from equities and $25 million from FICC) for the six months ended June 30, 2012 and $1.2 billion ($1.1 billion from equities and $55 million from FICC) for the six months ended June 30, 2011. Commissions and brokerage fee revenue decreased $249 million. These changes were due to the same factors as described in the three-month discussion above.

Sales and trading revenue may be adversely affected in the remainder of 2012 by lower client activity and challenging market conditions as a result of, among other things, the European sovereign debt crisis, uncertainty regarding the outcome of the evolving domestic regulatory landscape, economic events, our credit ratings and market volatility.

In conjunction with regulatory reform measures and our initiative to optimize our balance sheet, we exited our stand-alone proprietary trading business as of June 30, 2011, which involved trading activities in a variety of products, including stocks, bonds, currencies and commodities. There was no proprietary trading revenue for the three and six months ended June 30, 2012 compared to $231 million and $434 million for the same periods in 2011. For additional information on restrictions on proprietary trading, see Regulatory Matters – Limitations on Proprietary Trading on page 43 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Net interest income (FTE basis)	$1,446	$1,573	(8)%	$3,024	$3,143	(4)%
Noninterest income:
Investment and brokerage services	2,334	2,378	(2)	4,630	4,756	(3)
All other income	537	544	(1)	1,023	1,092	(6)
Total noninterest income	2,871	2,922	(2)	5,653	5,848	(3)
Total revenue, net of interest expense (FTE basis)	4,317	4,495	(4)	8,677	8,991	(3)

Provision for credit losses	47	72	(35)	93	118	(21)
Noninterest expense	3,408	3,624	(6)	6,858	7,213	(5)
Income before income taxes	862	799	8	1,726	1,660	4
Income tax expense (FTE basis)	319	286	12	636	605	5
Net income	$543	$513	6	$1,090	$1,055	3

Net interest yield (FTE basis)	2.26%	2.34%		2.33%	2.32%
Return on average allocated equity	12.15	11.71		12.46	11.98
Return on average economic capital	30.03	30.45		31.81	30.72
Efficiency ratio (FTE basis)	78.94	80.64		79.03	80.24

Balance Sheet

Average
Total loans and leases	$104,102	$102,201	2	$103,569	$101,530	2
Total earning assets	256,958	269,208	(5)	261,112	273,193	(4)
Total assets	276,914	289,262	(4)	280,920	293,369	(4)
Total deposits	251,121	255,432	(2)	251,913	257,066	(2)
Allocated equity	17,974	17,560	2	17,601	17,745	(1)
Economic capital	7,353	6,854	7	6,970	7,028	(1)

Period end				June 30 2012	December 31 2011
Total loans and leases				$105,395	$103,460	2
Total earning assets				257,884	263,501	(2)
Total assets				277,988	284,062	(2)
Total deposits				249,755	253,264	(1)

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net income increased $30 million to $543 million driven by lower noninterest expense and lower provision expense, partially offset by lower revenue. Revenue decreased $178 million, or four percent, to $4.3 billion primarily due to lower net interest income resulting from the continued low rate environment, and lower transactional activity, partially offset by higher asset management fees driven by continued long-term assets under management (AUM) flows and higher market levels. Noninterest expense decreased $216 million, or six percent, to $3.4 billion driven by lower FDIC and other volume-driven expenses, lower litigation expense and other expense reductions, partially offset by continued investment in the business.

The provision for credit losses decreased $25 million to $47 million due to improving portfolio trends within the residential mortgage portfolio.

Revenue from MLGWM was $3.6 billion, down four percent driven by lower transactional activity and net interest income. Revenue from U.S. Trust was $655 million, down seven percent primarily driven by lower net interest income.

The return on average economic capital was relatively unchanged as net income and average economic capital increased modestly.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net income increased $35 million to $1.1 billion driven by the same factors as described in the three-month discussion above. Revenue decreased $314 million, or three percent, to $8.7 billion and noninterest expense decreased $355 million, or five percent, to $6.9 billion driven by the same factors as described in the three-month discussion above.

The provision for credit losses decreased $25 million to $93 million due to the same factors as described in the three-month discussion above.

Revenue from MLGWM was $7.3 billion, down three percent and revenue from U.S. Trust was $1.3 billion, down six percent driven by the same factors as described in the three-month discussion above.

The return on average economic capital increased primarily due to higher net income while average economic capital remained relatively unchanged. For more information regarding economic capital, see Supplemental Financial Data on page 17.

Migration Summary

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

Migration Summary
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Average
Total deposits — GWIM from / (to) CBB	$355	$(2,087)	$133	$(1,704)
Total loans — GWIM to CRES and the ALM portfolio	(198)	(184)	(146)	(93)
Period end
Total deposits — GWIM from / (to) CBB	$738	$1,387	$651	$(2,500)
Total loans — GWIM to CRES and the ALM portfolio	(79)	(189)	(223)	(189)

Client Balances

The table below presents client balances which consist of AUM, client brokerage assets, assets in custody, client deposits, and loans and leases.

Client Balances by Type
(Dollars in millions)	June 30 2012	December 31 2011
Assets under management	$682,227	$647,126
Brokerage assets	1,039,942	1,024,193
Assets in custody	111,357	107,989
Deposits	249,755	253,264
Loans and leases (1)	108,792	106,672
Total client balances	$2,192,073	$2,139,244

(1)	Includes margin receivables which are classified in other assets on the Corporation's Consolidated Balance Sheet.

The increase of $52.8 billion, or two percent, in client balances was driven by higher market levels and inflows into long-term AUM and loans, partially offset by deposit outflows.

All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Net interest income (FTE basis)	$84	$543	(85)%	$507	$1,370	(63)%
Noninterest income:
Card income	84	149	(44)	171	303	(44)
Equity investment income (loss)	(63)	1,139	n/m	354	2,554	(86)
Gains on sales of debt securities	354	831	(57)	1,066	1,299	(18)
All other loss	(71)	(112)	(37)	(2,324)	(879)	164
Total noninterest income (loss)	304	2,007	(85)	(733)	3,277	n/m
Total revenue, net of interest expense (FTE basis)	388	2,550	(85)	(226)	4,647	n/m

Provision for credit losses	536	1,841	(71)	1,782	4,007	(56)
Merger and restructuring charges	—	159	n/m	—	361	n/m
All other noninterest expense	849	587	45	3,135	2,318	35
Loss before income taxes	(997)	(37)	n/m	(5,143)	(2,039)	152
Income tax expense (benefit) (FTE basis)	(661)	130	n/m	(2,215)	(759)	192
Net loss	$(336)	$(167)	101	$(2,928)	$(1,280)	129

Balance Sheet

Average
Loans and leases:
Residential mortgage	$216,974	$227,307	(5)	$219,501	$226,531	(3)
Non-U.S. credit card	13,641	27,259	(50)	13,896	27,445	(49)
Discontinued real estate	10,243	12,450	(18)	10,510	12,673	(17)
Other	16,483	20,824	(21)	16,820	21,419	(21)
Total loans and leases	257,341	287,840	(11)	260,727	288,068	(9)
Total assets (1)	310,129	374,561	(17)	311,302	393,993	(21)
Total deposits	31,274	48,109	(35)	35,524	49,110	(28)
Allocated equity (2)	86,926	77,759	12	85,245	71,568	19

Period end				June 30 2012	December 31 2011
Loans and leases:
Residential mortgage				$213,826	$224,654	(5)
Non-U.S. credit card				13,431	14,418	(7)
Discontinued real estate				10,059	11,095	(9)
Other				16,189	17,454	(7)
Total loans and leases				253,505	267,621	(5)
Total assets (1)				295,207	309,613	(5)
Total deposits				27,157	32,869	(17)

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated equity. Such allocated assets were $516.6 billion and $514.2 billion for the three and six months ended June 30, 2012 compared to $501.4 billion and $493.7 billion for the same periods in 2011, and $526.4 billion and $495.3 billion at June 30, 2012 and December 31, 2011.

(2)
Represents the economic capital assigned to All Other as well as the remaining portion of equity not specifically allocated to the business segments. Allocated equity increased due to the disposition of certain assets, as previously disclosed.

n/m = not meaningful

All Other consists of two broad groupings, Equity Investments and Other. Equity Investments includes Global Principal Investments (GPI) which is comprised of a diversified portfolio of investments in private equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Equity Investments also includes Strategic investments which include our investment in CCB in which we currently hold approximately one percent of the outstanding common shares, and certain other investments. For additional information on our investment in CCB, see Note 4 – Securities to the Consolidated Financial Statements. Other includes liquidating businesses, ALM activities such as the residential mortgage portfolio and investment securities, as well as economic hedges, gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Other also includes certain residential mortgage and discontinued real estate loans that are managed by Legacy Assets & Servicing within CRES.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The net loss increased $169 million to $336 million primarily due to lower net interest income as a result of lower securities yields, a decrease in equity investment income, lower gains on the sales of debt securities and negative fair value adjustments on structured liabilities of $62 million compared to positive fair value adjustments of $214 million in the same period in 2011. Partially offsetting these items are a $1.3 billion reduction in the provision for credit losses and $505 million of net gains resulting from the repurchase of certain debt and trust preferred securities. Equity investment income decreased $1.2 billion as the year-ago quarter included an $836 million CCB dividend and a $377 million gain on the sale of an equity investment.

Noninterest expense increased $262 million due to higher litigation expense. There were no merger and restructuring expenses for the three months ended June 30, 2012 compared to $159 million in the same period in 2011.

The provision for credit losses decreased $1.3 billion to $536 million primarily driven by continued improvement in credit quality in the residential mortgage portfolio as well as a lower provision related to the Countrywide PCI discontinued real estate and residential mortgage portfolios.

The income tax benefit was $661 million compared to an expense of $130 million and changed primarily as a result of the larger pre-tax loss in All Other, a valuation allowance recorded in the second quarter of 2011 and recurring tax preference items.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The net loss increased $1.6 billion to $2.9 billion primarily due to lower net interest income as a result of lower securities yields, negative fair value adjustments on structured liabilities of $3.4 billion related to the tightening of our credit spreads during the 2012 period compared to $372 million of negative fair value adjustments in the same period in 2011 and a $2.2 billion decrease in equity investment income. Partially offsetting these items are a $2.2 billion reduction in the provision for credit losses and $1.7 billion of net gains resulting from repurchases of certain debt and trust preferred securities in 2012. The decrease in equity investment income was a result of the same factors described in the three-month discussion above, as well as a $1.1 billion gain related to an IPO of an equity investment in the six-month period in 2011.

Noninterest expense increased $817 million driven by the same factor as described in the three-month discussion above. There were no merger and restructuring expenses for the six months ended June 30, 2012 compared to $361 million in the same period in 2011.

The provision for credit losses decreased $2.2 billion to $1.8 billion driven by the same factors as described in the three-month discussion above.

The income tax benefit was $2.2 billion compared to a benefit of $759 million and changed primarily due to the same factors as described in the three-month discussion above.

Equity Investment Activity

The tables below present the components of equity investments in All Other at June 30, 2012 and December 31, 2011, and also a reconciliation to the total consolidated equity investment income for the three and six months ended June 30, 2012 and 2011. The increase in equity investment income in the business segments was primarily driven by the gains on the sale of an equity investment in Global Markets.

Equity Investments
(Dollars in millions)			June 30 2012	December 31 2011
Global Principal Investments			$4,123	$5,659
Strategic and other investments			1,328	1,343
Total equity investments included in All Other			$5,451	$7,002

Equity Investment Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Global Principal Investments	$(137)	$401	$266	$1,768
Strategic and other investments	74	738	88	786
Total equity investment income (loss) included in All Other	(63)	1,139	354	2,554
Total equity investment income included in the business segments	431	73	779	133
Total consolidated equity investment income	$368	$1,212	$1,133	$2,687

Equity investments included in All Other decreased $1.6 billion at June 30, 2012 compared to December 31, 2011, with substantially all of the decrease due to sales in the GPI portfolio. GPI had unfunded equity commitments of $282 million and $710 million at June 30, 2012 and December 31, 2011 related to certain investments. In connection with the Corporation's strategy to reduce risk-weighted assets, we sold certain investments, including related commitments.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For additional information on our obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, Off-Balance Sheet Arrangements and Contractual Obligations on page 33 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K, as well as Note 13 – Long-term Debt and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by Government National Mortgage Association (GNMA) in the case of the Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities), or in the form of whole loans. In connection with these transactions, we or our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that we may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor at any time. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed, as required.

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Complex Accounting Estimates – Representations and Warranties. Additionally, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Representations and Warranties Bulk Settlement Actions

We have settled, or entered into agreements to settle, certain bulk representations and warranties claims with a trustee (the Trustee) for certain legacy Countrywide private-label securitization trusts (the BNY Mellon Settlement); two monoline insurers Assured Guaranty Ltd. (the Assured Guaranty Settlement) and Syncora Guarantee Inc. and Syncora Holdings, Ltd. (the Syncora Settlement); and with each of the GSEs (the GSE Agreements). We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which are material, with the above-referenced counterparties in lieu of a loan-by-loan review process. We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. However, there can be no assurance that we will reach future settlements or, if we do, that the terms of past settlements, such as the Syncora Settlement, can be relied upon to predict the terms of future settlements. For a summary of the larger bulk settlement actions taken in 2010 and 2011 and the related impact on the representations and warranties provision and liability, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, and our liability in connection with the transactions and claims not covered by these settlements could be material.

Recent Developments Related to the BNY Mellon Settlement

The BNY Mellon Settlement is subject to final court approval and certain other conditions. Under an order entered by the state court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline; seven of those groups or entities have subsequently withdrawn from the proceeding and one motion to intervene was denied. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both filed notices of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware; the Attorneys General's motions were granted on June 6, 2012.

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

An investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordering that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding. Several status hearings on discovery and other case administration matters have taken place. We are not a party to the proceeding.

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

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if we and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals as described under Experience with Investors Other than Government-sponsored Enterprises on page 63. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Recent Syncora Settlement

On July 17, 2012, we, including certain of our affiliates, entered into an agreement with Syncora Guarantee Inc. and Syncora Holdings, Ltd. (Syncora) to resolve all of the monoline insurer's outstanding and potential claims related to alleged representations and warranties breaches involving eight first- and six second-lien RMBS trusts where Syncora provided financial guarantee insurance. The agreement, among other things, also resolves historical loan servicing issues and other potential liabilities to Syncora with respect to these trusts. The agreement covers the five second-lien RMBS trusts that were the subject of litigation and nine other first- and second-lien RMBS trusts, which had an original principal balance of first-lien mortgages of approximately $9.6 billion and second-lien mortgages of approximately $7.7 billion. As of June 30, 2012, $3.0 billion of loans in these first-lien trusts and $1.4 billion of loans in these second-lien trusts have defaulted or are 180 days or more past due (severely delinquent). The agreement provided for a cash payment of $375 million to Syncora. In addition, the parties entered into securities transfers and purchase transactions in connection with the settlement in order to terminate certain other relationships among the parties. The total cost to the Corporation was approximately $400 million and was fully accrued for by the Corporation at June 30, 2012.

Unresolved Claims Status

Unresolved Repurchase Claims

At June 30, 2012, the total notional amount of our unresolved representations and warranties repurchase claims was approximately $22.7 billion compared to $12.6 billion at December 31, 2011. These repurchase claims do not include any repurchase claims related to the Covered Trusts. Unresolved repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. For a table of unresolved repurchase claims, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain as outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved claims balance until resolution. We expect unresolved repurchase claims to continue to increase due to, among other things, our differences with Fannie Mae (FNMA) regarding our interpretation of the governing contracts ongoing litigation with monoline insurers, and a continuing submission of claims by private-label securitization trustees in combination with the lack of an established process to resolve disputes with private-label securitization trustees. For more information see Estimated Range of Possible Loss – Government-sponsored Enterprises on page 60.

The notional amount of unresolved GSE repurchase claims totaled $11.0 billion at June 30, 2012. We continued to experience elevated levels of new claims from FNMA, including claims related to loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans which defaulted more than 18 months prior to the repurchase request. Unresolved claims from FNMA totaled $10.1 billion at June 30, 2012, including $7.3 billion of claims related to loans on which the borrower has made at least 25 payments. During the six months ended June 30, 2012, we received $6.3 billion of claims from FNMA, including $5.5 billion of claims related to loans originated between 2005 and 2007. This amount includes $4.4 billion of loans on which the borrower had made at least 25 payments, including $2.1 billion of loans on which the borrower had made at least 37 payments. Historically, for those claims that have been approved for repurchase from the GSEs, our loss severity rate on loans originated between 2004 and 2008 has averaged approximately 55 percent of the claim amount, which may or may not be predictive of future loss severity rates. We continue to believe that our interpretation of the governing contracts is consistent with past practices between the parties and our contractual obligations. For further discussion of our experience with the GSEs, see Government-sponsored Enterprises Experience on page 61.

The notional amount of unresolved monoline repurchase claims totaled $3.1 billion at June 30, 2012. We have had limited repurchase claims experience with monoline insurers due to ongoing litigation and have not received a significant amount of new repurchase claims from the monolines in recent periods. We have reviewed and declined to repurchase substantially all of the unresolved claims at June 30, 2012 based on an assessment of whether a breach exists that materially and adversely affected the insurer's interest in the mortgage loan. Further, in our experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and, except those that have been resolved in the Syncora Settlement, are currently the subject of litigation. In addition, $674 million of monoline claims outstanding at June 30, 2012 were resolved through the Syncora Settlement on July 17, 2012. For further discussion of our experience with the monoline insurers, see Monoline Insurers on page 63.

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others increased to $8.6 billion at June 30, 2012 compared to $3.3 billion at December 31, 2011. The increase is primarily due to increases in submission of claims by private-label securitization trustees. We anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement a year ago, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in our reserves at that time. We do expect unresolved repurchase claims from private-label securitization trustees to increase as claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of claims on which there is a disagreement. At least 25 payments have been made on approximately 63 percent of the defaulted and severely delinquent loans sold to non-GSE securitizations or as whole loans between 2004 and 2008. For further discussion of our experience with whole loans and private-label securitizations, see Whole Loans and Private-label Securitizations on page 64.

During the three months ended June 30, 2012, the Corporation received $8.2 billion in new repurchase claims, including $4.4 billion submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, $3.7 billion submitted by private-label securitization trustees and $119 million submitted by whole-loan investors. During the three months ended June 30, 2012, $1.6 billion in claims were resolved, primarily with the GSEs. Of the claims resolved, $876 million were resolved through rescissions and $704 million were resolved through mortgage repurchases and make-whole payments.

During the six months ended June 30, 2012, the Corporation received $12.9 billion in new repurchase claims, including $7.4 billion submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, $5.3 billion submitted by private-label securitization trustees and $226 million submitted by whole-loan investors. During the six months ended June 30, 2012, $2.8 billion in claims were resolved, primarily with the GSEs. Of the claims resolved, $1.6 billion were resolved through rescissions and $1.2 billion were resolved through mortgage repurchases and make-whole payments. In both periods new claims from monolines remained low, which the Corporation believes was due in part to the monolines' continued focus on litigation. For more information on repurchase claims received from the GSEs, monoline insurers, and private-label securitization trustees, whole-loan investors and others, and the resolution of such claims, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. For additional information concerning FHA-insured loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 65.

In addition and not included in total unresolved repurchase claims of $22.7 billion, we have received repurchase demands from private-label securitization investors and a master servicer where we believe the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $3.1 billion and $1.7 billion as of June 30, 2012 and December 31, 2011. During the three months ended June 30, 2012 no additional such demands were received. We do not believe that the $3.1 billion in demands received are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands. Of the demands outstanding at June 30, 2012 and December 31, 2011, $1.7 billion relates to loans underlying securitizations included in the BNY Mellon Settlement. A claimant, Walnut Place (11 entities with the common name Walnut Place, including Walnut Place LLC, and Walnut Place II LLC through Walnut Place XI LLC), had filed two lawsuits against the Corporation relating to $1.4 billion of these demands; following determination by the courts that the governing agreements bar repurchase claims by certificateholders and the consequent dismissal of Walnut Place's first lawsuit, the parties stipulated in July 2012 to the dismissal of Walnut Place's second lawsuit. For more information on the litigation with Walnut Place LLC, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. If the BNY Mellon Settlement is approved by the court, the remaining repurchase demands related to loans underlying securitizations included in the BNY Mellon Settlement will be resolved by the settlement.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the amount of such notices has remained elevated. At June 30, 2012, we had approximately 106,000 open MI rescission notices compared to 90,000 at December 31, 2011. Through June 30, 2012, 28 percent of the MI rescission notices received have been resolved. Of those resolved, 21 percent were resolved through our acceptance of the MI rescission, 51 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 28 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of June 30, 2012, 72 percent of the MI rescission notices we have received have not yet been resolved. Of those not yet resolved, 44 percent are implicated by ongoing litigation where no loan-level review is currently contemplated (nor required to preserve our legal rights). In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. We are in the process of reviewing 37 percent of the remaining open MI rescission notices, and we have reviewed and are contesting the MI rescission with respect to 63 percent of these MI rescission notices. Of the remaining open MI rescission notices, 23 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

In 2011, FNMA issued an announcement requiring servicers to report all MI rescission notices with respect to loans sold to FNMA and confirmed FNMA's view of its position that a mortgage insurance company's issuance of a MI rescission notice constitutes a breach of the lender's representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA's loss even if the lender is contesting the MI rescission notice. According to FNMA's announcement, through June 30, 2012, lenders had 90 days to appeal FNMA's repurchase request and 30 days (or such other time frame specified by FNMA) to appeal after that date. We also expect that in many cases, particularly in the context of individual or bulk rescissions being contested through litigation, we will not be able to resolve MI rescission notices with the mortgage insurance companies before the expiration of the appeal period prescribed by the FNMA announcement. We have informed FNMA that we do not believe that the new policy is valid under our contracts with FNMA, and that we do not intend to repurchase loans under the terms set forth in the new policy. Our pipeline of outstanding repurchase claims from the GSEs based solely on MI rescission notices has increased to $2.0 billion at June 30, 2012 from $1.2 billion at December 31, 2011. Approximately 75 percent of this increase relates to loans for which the borrower has made at least 25 payments. If we are required to abide by the terms of FNMA's stated policy regarding MI rescission notices, the amount of loans we are required to repurchase could increase; and if it does, our representations and warranties liability will increase. For additional information on the FNMA announcement, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. Additionally, see Off-Balance Sheet Arrangements and Contractual Obligations – Government-sponsored Enterprises Experience on page 37 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Corporation's Consolidated Balance Sheet and the related provision is included in mortgage banking income. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of other factors that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not consider any losses related to litigation matters disclosed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements or Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations, except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the FHA. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against us, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, however, such loss could be material.

At both June 30, 2012 and December 31, 2011, the liability was $15.9 billion. For the three and six months ended June 30, 2012, the provision for representations and warranties and corporate guarantees was $395 million and $677 million compared to $14.0 billion and $15.1 billion for the same periods in 2011. The provision in the three months ended June 30, 2012 included provision related to non-GSE exposures where it was determined that the loss was probable based on recent activity with certain counterparties and, to a lesser extent, GSE exposures. The decrease in the provision from the prior-year period was primarily due to a higher provision in the prior-year period attributable to the BNY Mellon Settlement, other non-GSE exposures, and to a lesser extent, GSE exposures. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties Liability on page 35 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Estimated Range of Possible Loss

Government-sponsored Enterprises

Our estimated liability as of June 30, 2012 for obligations under representations and warranties with respect to GSE exposures is necessarily dependent on, and limited by, our historical claims experience with the GSEs. It includes our understanding of our agreements with the GSEs and projections of future defaults as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties made to the GSEs may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions. Over time FNMA's repurchase requests, standards for rescission of repurchase requests and resolution processes have become inconsistent with its own past conduct and the Corporation's interpretation of the parties' contractual obligations. While we are seeking to resolve our differences with FNMA, whether we will be able to achieve a resolution of these differences on acceptable terms, and the timing and cost thereof, is subject to significant uncertainty.

It is reasonably possible that future representations and warranties losses with respect to GSE exposures may occur in excess of the amounts recorded for the GSE exposures, and the amount of any such additional liability could be material. Due to the significant uncertainty related to our continued differences with FNMA concerning each party's interpretation of the requirements of the governing contracts, it is not possible to reasonably estimate what the outcome or range of such additional possible loss may be. For information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties, see Complex Accounting Estimates – Representations and Warranties on page 133.

Non-Government-sponsored Enterprises

The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated between 2004 and 2008. For the remainder of the population of private-label securitizations, other claimants have come forward and we believe it is probable that other claimants in certain types of securitizations may continue to come forward, with claims that meet the requirements of the terms of the securitizations. During the second quarter of 2012, we have seen an increase in repurchase claims from certain private-label securitization trustees. We believe that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded have provided for a substantial portion of our non-GSE representations and warranties exposure. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole-loan and other private-label securitization exposures. We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2012 could be up to $5 billion over existing accruals. The estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change. For additional information about the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and this estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative compared to a loan-by-loan review. For additional information regarding these issues, see MBIA litigation in Litigation and Regulatory Matters in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

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

Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of June 30, 2012, 12 percent of the original funded balance of loans in these vintages have defaulted or are 180 days or more past due (severely delinquent). At least 25 payments have been made on approximately 66 percent of severely delinquent or defaulted loans. Through June 30, 2012, we have received $39.1 billion in repurchase claims associated with these vintages, representing approximately three percent of the original funded balance of loans sold to the GSEs in these vintages. We have resolved $27.8 billion of these claims with a net loss experience of approximately 31 percent, after considering the effect of collateral. Our collateral loss severity rate on approved repurchases has averaged approximately 55 percent. In addition, $839 million of claims were extinguished as a result of the agreement with Freddie Mac (FHLMC) in 2010.

Table 15 highlights our experience with the GSEs related to loans originated from 2004 through 2008.

Table 15
Overview of GSE Balances - 2004-2008 Originations
	Legacy Originator
(Dollars in billions)	Countrywide	Other	Total	Percent of Total
Original funded balance	$846	$272	$1,118
Principal payments	(478)	(164)	(642)
Defaults	(66)	(11)	(77)
Total outstanding balance at June 30, 2012	$302	$97	$399
Outstanding principal balance 180 days or more past due (severely delinquent)	$44	$11	$55
Defaults plus severely delinquent	110	22	132
Payments made by borrower:
Less than 13			$15	12%
13-24			30	22
25-36			33	25
More than 36			54	41
Total payments made by borrower			$132	100%

Unresolved GSE representations and warranties claims (all vintages)
As of December 31, 2011			$6.3
As of June 30, 2012			11.0
Cumulative GSE representations and warranties losses (2004-2008 vintages)			$9.8

We continued to experience elevated levels of new claims from FNMA, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans which defaulted more than 18 months prior to the repurchase request. Over time the criteria and the processes by which FNMA is ultimately willing to resolve claims have changed in ways that are unfavorable to us. In light of our disagreements with FNMA, we have adopted repurchase guidelines in order to be more consistent with past practices between the parties and with our understanding of our contractual obligations. These developments have resulted in an increase in claims outstanding from the GSEs to $11.0 billion at June 30, 2012 from $6.3 billion at December 31, 2011. Outstanding claims related to loans on which the borrower had made at least 25 payments totaled $7.9 billion at June 30, 2012 compared to $3.7 billion at December 31, 2011. We expect outstanding claims to continue to increase until we have resolved our differences with FNMA. While we are seeking to resolve our differences with FNMA, whether we will be able to achieve a resolution of these differences on acceptable terms, and the timing and cost thereof, continues to be subject to significant uncertainty. We have repurchased and continue to repurchase loans to the extent required under the contracts that govern our relationships with the GSEs. For additional information, see Open Mortgage Insurance Rescission Notices on page 59.

Beginning in February 2012, we are no longer delivering purchase money and non-Making Home Affordable (MHA) refinance first-lien residential mortgage products into FNMA MBS pools because of the expiration and mutual non-renewal of certain contractual delivery commitments and variances that permit efficient delivery of such loans to FNMA. While we continue to have a valid agreement with FNMA permitting the delivery of purchase money and non-MHA refinance first-lien residential mortgage products without such contractual variances, the delivery of such products without contractual delivery commitments and variances would involve time and expense to implement the necessary operational and systems changes and otherwise presents practical operational issues. The non-renewal of these variances was influenced, in part, by our ongoing differences with FNMA in other contexts, including repurchase claims, as discussed above. We do not expect this change to have a material impact on our CRES business, as we expect to rely on other sources of liquidity to actively extend mortgage credit to our customers including continuing to deliver such products into FHLMC MBS pools. Additionally, we continue to deliver MHA refinancing products into FNMA MBS pools and continue to engage in dialogue to attempt to address our ongoing differences with FNMA.

Experience with Investors Other than Government-sponsored Enterprises

As detailed in Table 16, legacy companies and certain subsidiaries sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $517 billion in principal has been paid and $243 billion has defaulted or is severely delinquent at June 30, 2012. For additional information, see Experience with Investors Other than Government-sponsored Enterprises on page 38 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Table 16 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of June 30, 2012. As shown in Table 16, at least 25 payments have been made on approximately 63 percent of the defaulted and severely delinquent loans. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of June 30, 2012, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and of this amount $113 billion is defaulted or severely delinquent at June 30, 2012.

Table 16
Overview of Non-Agency Securitization and Whole Loan Balances
(Dollars in billions)	Principal Balance		Defaulted or Severely Delinquent
	Original Principal Balance	Outstanding Principal Balance June 30, 2012	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$25	$4	$5	$9	$1	$2	$2	$4
Countrywide	716	227	71	118	189	24	44	46	75
Merrill Lynch	65	18	5	12	17	3	4	3	7
First Franklin	82	19	6	22	28	5	6	4	13
Total (1, 2)	$963	$289	$86	$157	$243	$33	$56	$55	$99
By Product
Prime	$302	$93	$14	$20	$34	$2	$6	$7	$19
Alt-A	172	64	18	32	50	7	12	12	19
Pay option	150	49	24	33	57	5	14	16	22
Subprime	245	68	29	54	83	16	19	16	32
Home equity	88	13	—	17	17	2	5	4	6
Other	6	2	1	1	2	1	—	—	1
Total	$963	$289	$86	$157	$243	$33	$56	$55	$99

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

Monoline Insurers

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 16, including $103.9 billion of first-lien mortgages and $80.6 billion of second-lien mortgages. Of these balances, $46.9 billion of the first-lien mortgages and $51.0 billion of the second-lien mortgages have been paid in full and $34.4 billion of the first-lien mortgages and $17.3 billion of the second-lien mortgages have defaulted or are severely delinquent at June 30, 2012. At least 25 payments have been made on approximately 58 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines typically insured one or more securities. Through June 30, 2012, we have received $5.6 billion of representations and warranties claims from the monoline insurers related to the monoline-insured transactions, predominately second-lien transactions. Of these repurchase claims, $1.6 billion were resolved through the Assured Guaranty Settlement, $760 million were resolved through repurchase or indemnification with losses of $677 million, and $122 million were rescinded by the monoline insurers or paid in full. In addition, $674 million of monoline claims outstanding at June 30, 2012 were resolved through the Syncora Settlement on July 17, 2012. The majority of resolved claims with monolines related to second-lien mortgages. Our limited experience with most of the monoline insurers has varied in terms of process, and experience with these counterparties has not been predictable. Our limited claims experience with the monoline insurers, other than Assured Guaranty and Syncora, in the repurchase process is a result of these monoline insurers having instituted litigation against legacy Countrywide and/or Bank of America, which limits our ability to enter into constructive dialogue with these monolines to resolve the open claims. For additional information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

At June 30, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $3.1 billion, substantially all of which we have reviewed and declined to repurchase based on an assessment of whether a material breach exists. This amount includes $674 million of claims that were resolved through the Syncora Settlement on July 17, 2012. At June 30, 2012, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $7.1 billion, excluding loans that had been paid in full and including $1.8 billion of file requests for loans included in trusts settled with Syncora subsequent to June 30, 2012. There will likely be additional requests for loan files in the future leading to repurchase claims. In addition, we have received claims from private-label securitization trustees related to first-lien third-party sponsored securitizations that include monoline insurance. For additional information, see Whole Loans and Private-label Securitizations below.

It is not possible at this time to reasonably estimate probable future repurchase obligations with respect to those monolines with whom we have limited repurchase experience and, therefore, no representations and warranties liability has been recorded in connection with these monolines, other than a liability for repurchase claims where we have determined that there are valid loan defects and determined that there is a breach of a representation and warranty and that any other requirements for repurchase have been met. Outside of the standard quality control process that is an integral part of our loan origination process, we do not generally review loan files until we receive a repurchase claim, including with respect to monoline exposures. Our estimated range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2012 included possible losses related to these monoline insurers.

Whole Loans and Private-label Securitizations

Legacy entities, and to a lesser extent Bank of America, sold loans to investors as whole loans or via private-label securitizations. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. The loans sold with total principal balance of $778.2 billion, included in Table 16, were originated between 2004 and 2008, of which $418.8 billion have been paid in full and $191.3 billion are defaulted or severely delinquent at June 30, 2012. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 65 percent of the defaulted and severely delinquent loans. We have received approximately $14.4 billion of representations and warranties claims from whole-loan investors and private-label securitization investors and trustees related to these vintages, including $6.1 billion from whole-loan investors, $7.5 billion from private-label securitization trustees and $818 million from one private-label securitization counterparty. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Recent increases in new private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties claims, and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims.

We have resolved $6.1 billion of the claims received from whole-loan investors and private-label securitization investors and trustees with losses of $1.5 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $2.8 billion of these claims were resolved through repurchase or indemnification and $3.3 billion were rescinded by the investor. At June 30, 2012, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase requests was $8.3 billion. We have performed an initial review with respect to $5.7 billion of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $2.6 billion of these claims.

Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that and other experience to record the liability related to existing and future claims from such counterparties. The BNY Mellon Settlement led to the determination that we had sufficient experience to record a liability related to our exposure on certain other private-label securitizations but did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. We have not reviewed loan files related to private-label securitizations sponsored by third-party whole-loan investors (and are not required by the governing documents to do so). Our estimated range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2012 included possible losses related to these whole loan sales and private-label securitizations sponsored by third-party whole-loan investors.

Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. We have received repurchase demands totaling $3.1 billion from private-label securitization investors and a master servicer where in each case we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that the demands are otherwise procedurally or substantively invalid. For additional information, see Unresolved Claim Status on page 58.

Servicing Matters and Foreclosure Processes

We service a large portion of the loans we or our subsidiaries have securitized and also service loans on behalf of third-party securitization vehicles and other investors. Servicing agreements with the GSEs generally provide the GSEs with broader rights relative to the servicer than are found in servicing agreements with private investors. For example, each GSE typically claims the right to demand that the servicer repurchase loans that breach the seller's representations and warranties made in connection with the initial sale of the loans even if the servicer was not the seller. The GSEs also claim that they have the contractual right to demand indemnification or loan repurchase for certain servicing breaches. In addition, the GSEs' first mortgage seller/servicer guides provide for timelines to resolve delinquent loans through workout efforts or liquidation, if necessary, and purport to require the imposition of compensatory fees if those deadlines are not satisfied except for reasons beyond the control of the servicer, although we believe that the governing contracts and legal principles should inform resolution of these matters. Under our servicing agreements for loans serviced on behalf of third parties, we are also required to provide certain advances for foreclosure costs which are not reimbursable. Foreclosure delays resulting in high delinquencies have resulted and are likely to continue to result in elevated advances and reserves. In addition, we service VA loans that are partially guaranteed. In the event that a loss on a VA loan exceeds the guarantee, we may be responsible for the loss in excess of the guarantee.

Many non-agency RMBS and whole-loan servicing agreements require the servicer to indemnify the trustee or other investor for or against failures by the servicer to perform its servicing obligations or acts or omissions that involve willful malfeasance, bad faith or gross negligence in the performance of, or reckless disregard of, the servicer’s duties.

It is not possible to reasonably estimate our liability with respect to certain potential servicing-related claims. While we have recorded certain accruals for servicing-related claims, the amount of potential liability in excess of existing accruals could be material. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 40 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current servicing and foreclosure activities, including those claims not covered by the global settlement agreement reached on March 12, 2012 between the Corporation, 49 state Attorneys General and certain federal agencies. This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny may subject us to inquiries or investigations that could significantly adversely affect our reputation and result in material costs to us.

Servicing Resolution Agreements

The global settlement agreement among the Corporation and certain of its affiliates and subsidiaries, together with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and other federal agencies and 49 state Attorneys General concerning the terms of a settlement resolving investigations into certain residential mortgage origination, servicing and foreclosure practices (Global Settlement Agreement), was entered by the court as a consent judgment (Consent Judgment) on April 5, 2012. The Global Settlement Agreement provides for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, credits earned for principal reduction, short sales, deeds-in-lieu of foreclosure, and approximately $1.0 billion of credits earned for interest rate reduction modifications. In addition, the settlement with the FHA provides for an upfront cash payment of $500 million to settle certain claims related to FHA-insured loans. We will also be obligated to provide additional cash payments of up to $850 million if we fail to earn an additional $850 million of credits stemming from incremental first-lien principal reductions over a three-year period. The liability for upfront payments totaling approximately $2.4 billion was included in our litigation reserves at March 31, 2012 and these payments were made in April 2012.

The borrower assistance program is not expected to result in any incremental credit provision, as we believe that the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs. The interest rate modification program will consist of interest rate reductions on first-lien loans originated prior to January 1, 2009 that have a current loan-to-value (LTV) ratio greater than 100 percent and that meet certain eligibility criteria, including the requirement that all payments due for the last twelve months have been made in a timely manner. This program commits us to forego future interest payments that we may not otherwise have agreed to forego, and no loss has been recognized in the financial statements related to such forgone interest. Due to the time required to underwrite the modified loans, a significant number of modifications have not yet been completed. The interest rate modification program is expected to include approximately 20,000 to 25,000 loans with an aggregate unpaid principal balance of $5.4 billion to $6.8 billion. Assuming an average interest rate reduction of approximately two percent, the modifications are expected to result in a reduction of annual interest income of approximately $100 million to $130 million when the program is complete. Assuming a weighted-average loan life of approximately eight years, the fair value of loans in the program is expected to decrease by approximately $700 million to $900 million as a result of the interest rate reductions. The financial impact will vary depending on final terms of modifications offered and the rate of borrower acceptance. We do not expect loans modified under the program to be accounted for as troubled debt restructurings (TDRs). If the program is expanded to include loans that do not meet specified underwriting criteria, such as maximum debt-to-income ratios or minimum FICO scores, the modifications of such loans will be accounted for as TDRs.

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

We believe that it is likely that we will meet all borrower assistance, rate reduction modification and principal reduction commitments required under the Global Settlement Agreement and, therefore, do not expect to be required to make additional cash payments. Although it is reasonably possible that the cost of fulfilling the commitments could increase, leading to an incremental credit provision, the amount of any such incremental provision is not reasonably estimable. Although we may incur additional operating costs such as servicing costs to implement parts of the Global Settlement Agreement in future periods, we do not expect that those costs will be material.

Under the terms of the Global Settlement Agreement, the federal and participating state governments agreed to release us from further liability for certain alleged residential mortgage origination, servicing and foreclosure deficiencies. In settling origination issues related to FHA-guaranteed loans originated on or before April 30, 2009, the FHA provides us and our affiliates with a release from further liability for all origination claims with respect to such loans if an insurance claim had been submitted to the FHA prior to January 1, 2012 and a release of multiple damages and penalties, but not single damages, if no such claim had been submitted.

The Global Settlement Agreement does not cover certain claims arising out of securitization (including representations made to investors with respect to MBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to the Mortgage Electronic Registration Systems, Inc. (MERS), and claims by the GSEs (including repurchase demands), among other items. For additional information on MERS, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage Electronic Registration Systems, Inc. on page 42 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Impact of Foreclosure Delays

In the six months ended June 30, 2012, we recorded $399 million of mortgage-related assessments, waivers and similar costs related to delayed foreclosures. We continue to disagree with the GSEs' attempt to make retroactive changes to the criteria for calculating and assessing compensatory fees for foreclosure delays. The GSEs have claimed compensatory fees significantly in excess of the amounts that we believe can be claimed under the governing contracts and legal principles. We expect higher costs will continue related to resources necessary to implement new servicing standards mandated for the industry, to implement other operational changes and delayed foreclosures. This will likely result in continued higher noninterest expense, including higher default servicing costs and legal expenses in CRES. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. In addition, required process changes, including those required under the consent orders with federal bank regulators and the Consent Judgment with the federal agencies, are likely to result in further increases in our default servicing costs over the longer term. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. Accordingly, delays in foreclosure sales, including any delays beyond those currently anticipated, our continued process enhancements, including those required under the Office of the Comptroller of the Currency (OCC) and Federal Reserve consent orders and the Consent Judgment, and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.

Mortgage-related Settlements – Servicing Matters

In connection with the BNY Mellon Settlement, BANA has agreed to implement certain servicing changes. The Trustee and BANA have agreed to clarify and conform certain servicing standards related to loss mitigation. In particular, the BNY Mellon Settlement clarifies that it is permissible to apply the same loss mitigation strategies to the Covered Trusts as are applied to BANA affiliates' held-for-investment (HFI) portfolios. This portion of the agreement was effective in the second quarter of 2011 and is not conditioned on final court approval. In connection with the Global Settlement Agreement, BANA has agreed to implement certain additional servicing changes. The uniform servicing standards established under the Global Settlement Agreement are broadly consistent with the residential mortgage servicing practices imposed by the OCC consent order; however, they are more prescriptive and cover a broader range of our residential mortgage servicing activities. Implementation of these uniform servicing standards is expected to incrementally increase costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 42 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act) requires that all bank holding companies (BHCs) with assets greater than $50 billion submit a resolution plan to the Federal Reserve and the FDIC and file an updated plan annually. The resolution plan is a detailed roadmap for the orderly liquidation of the BHC and material entities under a hypothetical scenario. We submitted our resolution plan to the Federal Reserve and FDIC on June 29, 2012.

For information regarding other significant regulatory matters, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein, Regulatory Matters on page 43 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K, and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Managing Risk

Overview

Risk is inherent in every material business activity that we undertake. Our business exposes us to strategic, credit, market, liquidity, compliance, operational and reputational risk. We must manage these risks to maximize our long-term results by ensuring the integrity of our assets and the quality of our earnings.

We take a comprehensive approach to risk management. We have a defined risk framework and clearly articulated risk appetite which is approved annually by the Corporation's Board of Directors (the Board). Risk management planning is integrated with strategic, financial and customer/client planning so that goals and responsibilities are aligned across the organization. Risk is managed in a systematic manner by focusing on the Corporation as a whole as well as managing risk across the enterprise and within individual business units, products, services and transactions, and across all geographic locations. We maintain a governance structure that delineates the responsibilities for risk management activities, as well as governance and oversight of those activities. For a more detailed discussion of our risk management activities, see pages 45 through 97 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

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

For more information on our Strategic Risk Management activities, see page 48 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

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

To determine the appropriate level of capital, we assess the results of our Internal Capital Adequacy Assessment Process (ICAAP), the current economic and market environment, and feedback from investors, rating agencies and regulators. Based upon this analysis, we set capital guidelines for Tier 1 common capital and Tier 1 capital to ensure we can maintain an adequate capital position, including in a severe adverse economic scenario. We also target to maintain capital in excess of the capital required per our economic capital measurement process. For additional information, see Economic Capital on page 73. Management and the Board annually approve a comprehensive capital plan which documents the ICAAP and related results, analysis and support for the capital guidelines, and planned capital actions.

Capital management is integrated into the risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits. Economic capital is allocated to each business unit and used to perform risk-adjusted return analysis at the business unit, client relationship and transaction levels.

Regulatory Capital

As a financial services holding company, we are subject to the risk-based capital guidelines (Basel 1) issued by federal banking regulators. At June 30, 2012, we operated banking activities primarily under two charters: BANA and FIA Card Services, N.A. (FIA). Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.

The Corporation has issued notes to certain unconsolidated corporate-sponsored trust companies which issued qualifying trust preferred securities (Trust Securities) and hybrid securities. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits. As a result, at June 30, 2012, the Corporation included qualifying Trust Securities in the aggregate amount of $14.4 billion (approximately 121 bps of Tier 1 capital) in Tier 1 capital. Under a notice of proposed rulemaking on Basel 3 issued by U.S. banking regulatory agencies (Basel 3 NPR), outstanding Trust Securities will be excluded from Tier 1 capital, with the exclusion to be phased in incrementally over a four-year period, beginning January 1, 2013. The treatment of Trust Securities during the phase-in period is subject to future rulemaking. For additional information on trust preferred exchanges, see Recent Events – Capital and Liquidity Related Matters on page 6.

For additional information on these and other regulatory requirements, see Capital Management – Regulatory Capital on page 49 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

On January 6, 2012, we submitted a capital plan to the Federal Reserve consistent with the rules governing Comprehensive Capital Analysis and Review (CCAR) and received results on March 13, 2012. The CCAR is the central element to the Federal Reserve's approach to ensuring large BHC have thorough and robust processes for managing their capital. The submitted capital plan included the ICAAP and related results, analysis and support for the capital guidelines and planned capital actions. The Federal Reserve's stress scenario projections for the Corporation estimated a minimum Tier 1 common capital ratio of 5.9 percent under severe adverse economic conditions with all proposed capital actions through the end of 2013, exceeding the five percent reference rate for all institutions involved in the CCAR. The capital plan submitted by the Corporation to the Federal Reserve did not include a request to return capital to stockholders in 2012 above the current dividend rate. The Federal Reserve did not object to our capital plan.

Capital Composition and Ratios

Tier 1 common capital was $134.1 billion at June 30, 2012, an increase of $7.4 billion from December 31, 2011. The increase was primarily driven by earnings eligible to be included in capital, which positively impacted the Tier 1 common capital ratio by approximately 25 bps, including the impact of repurchases of senior and subordinated debt and trust preferred securities. The Tier 1 common capital ratio also benefited seven bps from the issuance of common stock in lieu of cash for a portion of employee incentive compensation. Total capital decreased $6.2 billion at June 30, 2012 compared to December 31, 2011 primarily due to a reduction in subordinated debt from repurchases, partially offset by earnings.

Risk-weighted assets decreased $91.0 billion to $1,193 billion at June 30, 2012 compared to December 31, 2011. The decrease was primarily driven by lower loan levels and a decline in off-balance sheet assets, which in the aggregate increased the Tier 1 common, Tier 1 and Total capital ratios 65 bps, 81 bps and 106 bps, respectively. The Tier 1 leverage ratio increased 31 bps at June 30, 2012 compared to December 31, 2011 primarily driven by the increase in Tier 1 capital.

Table 17 presents Bank of America Corporation’s capital ratios and related information at June 30, 2012 and December 31, 2011.

Table 17
Bank of America Corporation Regulatory Capital
	June 30, 2012			December 31, 2011
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1 common capital ratio	11.24%	$134,082	n/a	9.86%	$126,690	n/a
Tier 1 capital ratio	13.80	164,665	$47,737	12.40	159,232	$51,379
Total capital ratio	17.51	208,936	95,474	16.75	215,101	102,757
Tier 1 leverage ratio	7.84	164,665	84,036	7.53	159,232	84,557

					June 30 2012	December 31 2011
Risk-weighted assets (in billions)					$1,193	$1,284
Adjusted quarterly average total assets (in billions) (2)					2,101	2,114

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

(2)	Reflects adjusted average total assets for the three months ended June 30, 2012 and December 31, 2011.
n/a = not applicable

Table 18 presents the capital composition at June 30, 2012 and December 31, 2011.

Table 18
Capital Composition
(Dollars in millions)	June 30 2012	December 31 2011
Total common shareholders’ equity	$217,213	$211,704
Goodwill	(69,976)	(69,967)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(5,433)	(5,848)
Net unrealized gains on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	(225)	682
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,360	4,391
Fair value adjustment related to structured liabilities (1)	3,071	944
Disallowed deferred tax asset	(15,598)	(16,799)
Other	1,670	1,583
Total Tier 1 common capital	134,082	126,690
Qualifying preferred stock	15,844	15,479
Trust preferred securities	14,400	16,737
Noncontrolling interests	339	326
Total Tier 1 capital	164,665	159,232
Long-term debt qualifying as Tier 2 capital	27,734	38,165
Allowance for loan and lease losses	30,288	33,783
Reserve for unfunded lending commitments	574	714
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(15,701)	(18,159)
Other	1,376	1,366
Total capital	$208,936	$215,101

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory capital purposes.

Regulatory Capital Changes

We manage regulatory capital to adhere to internal capital guidelines and regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted. The regulatory capital rules continue to evolve.

We currently measure and report our capital ratios and related information in accordance with Basel 1. See Capital Management on page 68 for additional information. In December 2007, U.S. banking regulators published final Basel 2 rules (Basel 2). We measure and report our capital ratios and related information under Basel 2 on a confidential basis to U.S. banking regulators during the required parallel period. In June 2012, U.S. banking regulators issued final rules that amend the Basel 1 Market Risk rules (Market Risk Amendment) effective January 1, 2013. U.S. banking regulators also issued the Basel 3 NPR in June 2012 to implement the Basel 3 regulatory capital reforms from the Basel Committee on Banking Supervision (Basel Committee) and changes required by the Financial Reform Act. The Basel 3 NPR also requires approval by the U.S. regulatory agencies of analytical models used as part of capital measurement. If these models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant.

Portions of the Basel 3 NPR are proposed to be effective on specific dates from January 1, 2013 through January 1, 2018, based on specific transition provisions in the rules. The Market Risk Amendment and Basel 3 NPR are expected to substantially increase our capital requirements. We continue to evaluate the capital impact of these rules and currently anticipate that we will be in compliance with the rules by the current effective adoption date on January 1, 2013.

Under the Basel 3 NPR, Trust Securities will not be included in Tier 1 capital on a transition basis from a 25 percent exclusion starting on January 1, 2013, to full exclusion on January 1, 2016 and thereafter. The Basel 3 NPR also proposes material changes to the deduction of certain assets from capital, new minimum capital ratios and buffer requirements, a Standardized Approach in lieu of Basel 1 that provides a floor to the calculation of risk-weighted assets and significant changes to the calculation of credit and counterparty credit risk. Many of the changes to capital deductions are subject to a transition period where the impact is recognized in 20 percent increments beginning on January 1, 2014 through January 1, 2018. The majority of the other aspects of the Basel 3 NPR are proposed to become effective on January 1, 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019.

Based on Basel 2, our interpretation of the Market Risk Amendment and the international Basel 3 rules issued by the Basel Committee, we estimated our Basel 3 Tier 1 common capital ratio, on a fully-phased in basis, to be 8.10 percent at June 30, 2012. As of June 30, 2012, we estimated that our Tier 1 common capital would be $127 billion and total risk-weighted assets would be $1,566 billion, also on a fully phased-in basis. This assumes the approval by U.S. banking regulators of our internal analytical models. Additionally, if we had utilized the Basel 3 NPR recently issued by U.S. regulatory agencies and the final Market Risk Amendment, the estimated Basel 3 Tier 1 common capital ratio of 8.10 percent would be approximately 15 bps lower. Important differences between Basel 1 and Basel 3 include capital deductions related to our MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on debt and equity securities recognized in accumulated OCI, each of which will be impacted by future changes in both interest rates as well as overall earnings performance. Our estimates under the Basel 3 NPR will be refined over time as our businesses change, as we continue to refine our models, as our and the industry's understanding and interpretation of the rules evolve and as a result of further rulemaking or clarification by U.S. regulating agencies. Preparing for the implementation of the new capital rules is a top strategic priority, and we expect to comply with the final rules when issued and effective. We intend to continue to build capital through retaining earnings, actively managing our portfolios and implementing other capital related initiatives, including focusing on reducing both higher risk-weighted assets and assets proposed to be deducted from capital under the Basel 3 NPR.

Additionally, capital requirements for global, systemically important financial institutions including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which they will be phased in were proposed by the Basel Committee in 2011. As proposed, the SIFI buffer would increase minimum capital requirements for Tier 1 common capital from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. This is proposed to be phased in from 2016 through 2018. U.S. banking regulators have not yet provided similar rules for the U.S. implementation of a SIFI buffer.

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

For additional information regarding Basel 2, the Market Risk Amendment, Basel 3 and other proposed regulatory capital changes, see Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Table 19 presents regulatory capital information for BANA and FIA at June 30, 2012 and December 31, 2011.

Table 19
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	June 30, 2012			December 31, 2011
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1 capital ratio
Bank of America, N.A.	12.88%	$120,372	$37,371	11.74%	$119,881	$40,830
FIA Card Services, N.A.	16.02	20,769	5,187	17.63	24,660	5,596
Total capital ratio
Bank of America, N.A.	15.64	146,111	74,742	15.17	154,885	81,661
FIA Card Services, N.A.	17.39	22,558	10,375	19.01	26,594	11,191
Tier 1 leverage ratio
Bank of America, N.A.	8.76	120,372	54,955	8.65	119,881	55,454
FIA Card Services, N.A.	13.19	20,769	6,298	14.22	24,660	6,935

(1)	Dollar amount required to meet guidelines for adequately capitalized institutions.

BANA's Tier 1 capital ratio increased 114 bps to 12.88 percent and the Total capital ratio increased 47 bps to 15.64 percent at June 30, 2012 compared to December 31, 2011. The increase in the ratios was driven by a decrease in risk-weighted assets of $86.5 billion compared to December 31, 2011 and earnings eligible to be included in capital of $3.7 billion and $6.9 billion during the three and six months ended June 30, 2012, partially offset by dividends paid to Bank of America Corporation of $2.3 billion and $6.7 billion during the three and six months ended June 30, 2012.

FIA's Tier 1 capital ratio decreased 161 bps to 16.02 percent and the Total capital ratio decreased 162 bps to 17.39 percent at June 30, 2012 compared to December 31, 2011. The Tier 1 leverage ratio decreased 103 bps to 13.19 percent at June 30, 2012 compared to December 31, 2011. The decrease in the Tier 1 capital and Total capital ratios was driven by returns of capital of $3.0 billion and $6.0 billion to Bank of America Corporation during the three and six months ended June 30, 2012, partially offset by earnings eligible to be included in capital of $953 million and $2.0 billion. The decrease in the Tier 1 leverage ratio was driven by the decrease in Tier 1 capital, partially offset by a decrease in adjusted quarterly average total assets of $15.9 billion.

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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At June 30, 2012, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $684 million by $10.1 billion. MLPCC’s net capital of $1.7 billion exceeded the minimum requirement of $219 million by $1.5 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At June 30, 2012, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Economic Capital

Our economic capital measurement process provides a risk-based measurement of the capital required for unexpected credit, market and operational losses over a one-year time horizon at a 99.97 percent confidence level. Economic capital is allocated to each business unit, and is used for capital adequacy, performance measurement and risk management purposes. The strategic planning process utilizes economic capital with the goal of allocating risk appropriately and measuring returns consistently across all businesses and activities. Economic capital allocation plans are incorporated into the Corporation’s financial plan which is approved by the Board on an annual basis. For additional information regarding economic capital, credit risk capital, market risk capital and operational risk capital, see page 52 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Common Stock Dividends

Table 20 is a summary of our declared quarterly cash dividends on common stock during 2012 and through August 2, 2012.

Table 20
Common Stock Cash Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share
July 11, 2012	September 7, 2012	September 28, 2012	$0.01
April 11, 2012	June 1, 2012	June 22, 2012	0.01
January 11, 2012	March 2, 2012	March 23, 2012	0.01

Preferred Stock Dividends

Table 21 is a summary of our cash dividend declarations on preferred stock during the second quarter of 2012 and through August 2, 2012. For additional information on preferred stock, see Note 15 – Shareholders' Equity to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Table 21
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	April 11, 2012	July 11, 2012	July 25, 2012	7.00%	$1.75
		July 11, 2012	October 11, 2012	October 25, 2012	7.00	1.75
Series D (2)	$654	April 3, 2012	May 31, 2012	June 14, 2012	6.204%	$0.38775
		July 3, 2012	August 31, 2012	September 14, 2012	6.204	0.38775
Series E (2)	$317	April 3, 2012	April 30, 2012	May 15, 2012	Floating	$0.25000
		July 3, 2012	July 31, 2012	August 15, 2012	Floating	0.25556
Series F	$141	April 3, 2012	May 31, 2012	June 15, 2012	Floating	$1,022.22
		July 3, 2012	August 31, 2012	September 17, 2012	Floating	1,022.22
Series G	$493	April 3, 2012	May 31, 2012	June 15, 2012	Adjustable	$1,022.22
		July 3, 2012	August 31, 2012	September 17, 2012	Adjustable	1,022.22
Series H (2)	$2,862	April 3, 2012	April 15, 2012	May 1, 2012	8.20%	$0.51250
		July 3, 2012	July 15, 2012	August 1, 2012	8.20	0.51250
Series I (2)	$365	April 3, 2012	June 15, 2012	July 2, 2012	6.625%	$0.41406
		July 3, 2012	September 15, 2012	October 1, 2012	6.625	0.41406
Series J (2)	$951	April 3, 2012	April 15, 2012	May 1, 2012	7.25%	$0.45312
		July 3, 2012	July 15, 2012	August 1, 2012	7.25	0.45312
Series K (3, 4)	$1,544	July 3, 2012	July 15, 2012	July 30, 2012	Fixed-to-Floating	$40.00
Series L	$3,080	June 15, 2012	July 1, 2012	July 30, 2012	7.25%	$18.125
Series M (3, 4)	$1,310	April 3, 2012	April 30, 2012	May 15, 2012	Fixed-to-Floating	$40.625
Series T (1)	$5,000	June 15, 2012	June 25, 2012	July 10, 2012	6.00%	$1,500.00
Series 1 (5)	$98	April 3, 2012	May 15, 2012	May 29, 2012	Floating	$0.18750
		July 3, 2012	August 15, 2012	August 28, 2012	Floating	0.18750
Series 2 (5)	$299	April 3, 2012	May 15, 2012	May 29, 2012	Floating	$0.18750
		July 3, 2012	August 15, 2012	August 28, 2012	Floating	0.19167
Series 3 (5)	$653	April 3, 2012	May 15, 2012	May 29, 2012	6.375%	$0.39843
		July 3, 2012	August 15, 2012	August 28, 2012	6.375	0.39843
Series 4 (5)	$210	April 3, 2012	May 15, 2012	May 29, 2012	Floating	$0.25000
		July 3, 2012	August 15, 2012	August 28, 2012	Floating	0.25556
Series 5 (5)	$422	April 3, 2012	May 1, 2012	May 21, 2012	Floating	$0.25000
		July 3, 2012	August 1, 2012	August 21, 2012	Floating	0.25556
Series 6 (6)	$59	April 3, 2012	June 15, 2012	June 29, 2012	6.70%	$0.41875
		July 3, 2012	September 14, 2012	September 28, 2012	6.70	0.41875
Series 7 (6)	$17	April 3, 2012	June 15, 2012	June 29, 2012	6.25%	$0.39062
		July 3, 2012	September 14, 2012	September 28, 2012	6.25	0.39062
Series 8 (5)	$2,673	April 3, 2012	May 15, 2012	May 29, 2012	8.625%	$0.53906
		July 3, 2012	August 15, 2012	August 28, 2012	8.625	0.53906

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

Enterprise-wide Stress Testing

As a part of our core risk management practices, we conduct enterprise-wide stress tests on a periodic basis to better understand balance sheet, earnings, capital and liquidity sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These enterprise-wide stress tests provide an understanding of the potential impacts from our risk profile on our balance sheet, earnings, capital and liquidity and serve as a key component of our capital, liquidity and risk management practices. Scenarios are selected by a group comprised of senior business, risk and finance executives. Impacts to each business from each scenario are then determined and analyzed, primarily by leveraging the models and processes utilized in everyday management routines. Impacts are assessed along with potential mitigating actions that may be taken. Analysis from such stress scenarios is compiled for and reviewed through our Chief Financial Officer Risk Committee (CFORC), Asset Liability and Market Risk Committee (ALMRC) and the Board’s Enterprise Risk Committee (ERC) and serves to inform decision making by management and the Board. We have made substantial investments to establish stress testing capabilities as a core business process.

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

Global funding and liquidity risk management activities are centralized within Corporate Treasury. We believe that a centralized approach to funding and liquidity risk management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For additional information regarding global funding and liquidity risk management, see Funding and Liquidity Risk Management on page 53 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

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

Our Global Excess Liquidity Sources were $378 billion at both June 30, 2012 and December 31, 2011 and were maintained as presented in Table 22.

Table 22
Global Excess Liquidity Sources
(Dollars in billions)	June 30 2012	December 31 2011	Average for Three Months Ended June 30, 2012
Parent company	$111	$125	$120
Bank subsidiaries	240	222	243
Broker/dealers	27	31	29
Total global excess liquidity sources	$378	$378	$392

As shown in Table 22, parent company Global Excess Liquidity Sources totaled $111 billion and $125 billion at June 30, 2012 and December 31, 2011. The decrease in parent company liquidity was primarily due to long-term debt maturities. Typically, parent company cash is deposited overnight with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $240 billion and $222 billion at June 30, 2012 and December 31, 2011. The increase in liquidity available to our bank subsidiaries was primarily due to a reduction in loan balances. These amounts are distinct from the cash deposited by the parent company presented in Table 22. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold other unencumbered investment-grade securities that we believe could also be used to generate liquidity. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $198 billion and $189 billion at June 30, 2012 and December 31, 2011. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our broker/dealer subsidiaries totaled $27 billion and $31 billion at June 30, 2012 and December 31, 2011. Our broker/dealers also held other unencumbered investment-grade securities and equities that we believe could also be used to generate additional liquidity. Liquidity held in a broker/dealer subsidiary is available to meet the obligations of that entity and can only be transferred to the parent company or to any other subsidiary with prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 23 presents the composition of Global Excess Liquidity Sources at June 30, 2012 and December 31, 2011.

Table 23
Global Excess Liquidity Sources Composition
(Dollars in billions)	June 30 2012	December 31 2011
Cash on deposit	$85	$79
U.S. treasuries	28	48
U.S. agency securities and mortgage-backed securities	246	228
Non-U.S. government and supranational securities	19	23
Total global excess liquidity sources	$378	$378

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc. (Merrill Lynch). These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. The Corporation has established a target minimum for Time to Required Funding of 21 months. Our Time to Required Funding was 37 months at June 30, 2012. For purposes of calculating Time to Required Funding at June 30, 2012, we have also included in the amount of unsecured contractual obligations the $8.6 billion liability related to the BNY Mellon Settlement and the previously announced subordinated debt and trust preferred securities calls that settled in the third quarter of 2012. The BNY Mellon Settlement is subject to final court approval and certain other conditions, and the timing of payment is not certain.

We utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. These models are risk sensitive and have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the Time to Required Funding analysis. We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. The scenarios we consider and utilize incorporate market-wide and Corporation-specific events, including potential credit ratings downgrades for the parent company and our subsidiaries, and are based on historical experience, regulatory guidance, and both expected and unexpected future events.

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

For additional information on Time to Required Funding and liquidity stress modeling, see page 54 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Basel 3 Liquidity Standards

In December 2010, the Basel Committee proposed two measures of liquidity risk which are considered part of Basel 3. The first proposed liquidity measure is the Liquidity Coverage Ratio (LCR), which is calculated as the amount of a financial institution’s unencumbered, high-quality, liquid assets relative to the net cash outflows the institution could encounter under an acute 30-day stress scenario. The second proposed liquidity measure is the Net Stable Funding Ratio (NSFR), which measures the amount of longer-term, stable sources of funding employed by a financial institution relative to the liquidity profiles of the assets funded and the potential for contingent calls on funding liquidity arising from off-balance sheet commitments and obligations over a one-year period. The Basel Committee expects the LCR requirement to be implemented in January 2015 and the NSFR requirement to be implemented in January 2018, following an observation period that began in 2011. We continue to monitor the development and the potential impact of these proposals, and assuming adoption by U.S. banking regulators, we expect to meet the final standards within the regulatory timelines.

Diversified Funding Sources

We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a globally coordinated funding strategy. We diversify our funding globally across products, programs, markets, currencies and investor groups.

We fund a substantial portion of our lending activities through our deposits, which were $1.04 trillion and $1.03 trillion at June 30, 2012 and December 31, 2011. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.

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

We reduced unsecured short-term borrowings at the parent company and broker/dealer subsidiaries, including commercial paper and master notes, to relatively insignificant amounts during the third quarter of 2011. For average and period-end balance discussions, see Balance Sheet Overview on page 13. For more information, see Note 12 – Federal Funds Sold, Securities Borrowed or Purchased Under Agreements to Resell and Short-term Borrowings to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Table 24 presents information on short-term borrowings.

Table 24
Short-term Borrowings
	Three Months Ended June 30				Six Months Ended June 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Average during period
Federal funds purchased	$213	$1,798	0.05%	0.06%	$237	$2,365	0.05%	0.09%
Securities loaned or sold under agreements to repurchase	279,283	274,875	1.07	1.52	267,713	289,096	1.08	1.34
Commercial paper	6	14,166	2.37	0.76	9	16,305	2.20	0.74
Other short-term borrowings	39,407	47,853	2.05	2.30	38,023	47,276	2.02	2.34
Total	$318,909	$338,692	1.19	1.59	$305,982	$355,042	1.20	1.43

Maximum month-end balance during period
Federal funds purchased	$206	$1,622			$331	$4,133
Securities loaned or sold under agreements to repurchase	287,310	284,944			287,310	293,519
Commercial paper	11	17,423			172	21,212
Other short-term borrowings	39,019	47,087			39,327	47,087

	June 30, 2012				December 31, 2011
	Amount	Rate			Amount	Rate
Period-end balance
Federal funds purchased	$206	0.05%			$243	0.06%
Securities loaned or sold under agreements to repurchase	285,708	0.96			214,621	1.08
Commercial paper	—	—			23	1.70
Other short-term borrowings	39,019	2.01			35,675	2.35
Total	$324,933	1.11			$250,562	1.36
We issue the majority of our long-term unsecured debt at the parent company. During the three and six months ended June 30, 2012, the parent company issued $2.6 billion and $10.9 billion of long-term unsecured debt, including structured liabilities of $2.6 billion and $5.0 billion. We may also issue long-term unsecured debt at BANA, although there were no new issuances during the six months ended June 30, 2012. We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

The primary benefits of our centralized funding strategy include greater control, reduced funding costs, wider name recognition by investors and greater flexibility to meet the variable funding requirements of subsidiaries. Where regulations, time zone differences or other business considerations make parent company funding impractical, certain other subsidiaries may issue their own debt.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 126.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $52.5 billion and $50.9 billion at June 30, 2012 and December 31, 2011.

Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.

Prior to 2010, we participated in the FDIC's Temporary Liquidity Guarantee Program, which allowed us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. At June 30, 2012, there were no outstanding borrowings under the program.

Table 25 represents the carrying value of aggregate annual maturities of long-term debt at June 30, 2012.

Table 25
Long-term Debt By Maturity
(Dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Bank of America Corporation	$8,318	$11,045	$19,747	$14,799	$20,219	$73,692	$147,820
Merrill Lynch & Co., Inc. and subsidiaries	12,251	16,748	17,888	4,751	3,488	37,835	92,961
Bank of America, N.A. and subsidiaries	757	72	22	—	1,178	8,120	10,149
Other debt	4,134	4,927	1,637	353	15	1,396	12,462
Total long-term debt excluding consolidated VIEs	25,460	32,792	39,294	19,903	24,900	121,043	263,392
Long-term debt of consolidated VIEs	3,660	13,674	8,738	1,408	2,636	8,340	38,456
Total long-term debt	$29,120	$46,466	$48,032	$21,311	$27,536	$129,383	$301,848

Table 26 presents our long-term debt in the following currencies at June 30, 2012 and December 31, 2011.

Table 26
Long-term Debt By Major Currency
(Dollars in millions)	June 30 2012	December 31 2011
U.S. Dollar	$202,373	$255,262
Euro	59,648	68,799
Japanese Yen	16,803	19,568
British Pound	10,717	12,554
Canadian Dollar	3,458	4,621
Australian Dollar	2,866	4,900
Swiss Franc	1,850	2,268
Other	4,133	4,293
Total long-term debt	$301,848	$372,265

Total long-term debt decreased $70.4 billion or 19 percent at June 30, 2012 compared to December 31, 2011, primarily driven by maturities and liability management. This reflects our ongoing initiative to reduce our debt balances over time and we anticipate that debt levels will continue to decline, from both maturities and liability management, as appropriate through 2013. We may, from time to time, purchase outstanding debt securities in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our broker/dealer subsidiaries may make markets in our debt instruments to provide liquidity for investors. For additional information regarding debt repurchases, see Recent Events – Capital and Liquidity Related Matters on page 6. For additional information on long-term debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K and for additional information regarding funding and liquidity risk management, see pages 53 through 57 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

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

Credit Ratings

Our borrowing costs and ability to raise funds are impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter (OTC) derivatives. Thus, it is our objective to maintain high-quality credit ratings.

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

Each of the three major rating agencies, Moody's, S&P and Fitch, downgraded the ratings for the Corporation and its rated subsidiaries in late 2011. On June 21, 2012, Moody's completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including our ratings. The Corporation's long-term debt rating and BANA's long-term and short-term debt ratings were downgraded one notch as part of this action. The Moody's downgrade did not have a material impact on our financial condition, results of operations or liquidity during the second quarter of 2012.

Currently, the Corporation’s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (negative) by Moody’s; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. BANA’s long-term/short-term senior debt ratings and outlooks currently are as follows: A3/P-2 (stable) by Moody’s; A/A-1 (negative) by S&P; and A/F1 (stable) by Fitch. The credit ratings of Merrill Lynch from the three major credit rating agencies are the same as those of Bank of America Corporation. The major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America Corporation’s credit ratings. MLPF&S’s long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International’s long-term/short-term senior debt ratings are A/A-1 (negative) by S&P.

The major rating agencies have each indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments. For additional information, see Liquidity Risk – Credit Ratings on page 56 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

A further reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of further downgrades of our or our rated subsidiaries' credit ratings, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If the short-term credit ratings of our parent company, bank or broker/dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing, and the effect on our incremental cost of funds could be material.

At June 30, 2012, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $2.3 billion comprised of $1.3 billion for BANA and $939 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, an incremental $4.2 billion in additional collateral comprised of $338 million for BANA and $3.8 billion for Merrill Lynch and certain of its subsidiaries, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2012 was $6.1 billion, against which $5.3 billion of collateral had been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2012 was an incremental $1.9 billion, against which $1.4 billion of collateral had been posted.

While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For additional information on potential impacts of credit ratings downgrades, see Time to Required Funding and Stress Modeling on page 76.

For information regarding the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

On June 8, 2012, S&P affirmed its 'AA+' long-term and 'A-1+' short-term sovereign credit rating on the U.S. The outlook remains negative. On July 10, 2012, Fitch affirmed its 'AAA' long-term and 'F1+' short-term sovereign credit rating on the U.S. The outlook remains negative. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S. For additional information, see Liquidity Risk – Credit Ratings on page 56 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Credit Risk Management

Credit quality continued to show improvement during the second quarter of 2012. Our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across most portfolios and risk ratings improved in the commercial portfolios. However, global and national economic uncertainty, home price declines and regulatory reform continued to weigh on the credit portfolios through June 30, 2012. For more information, see Executive Summary – Second Quarter 2012 Economic and Business Environment on page 6.

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

Since January 2008, and through the second quarter of 2012, Bank of America and Countrywide have completed approximately 1.1 million loan modifications with customers. During the second quarter of 2012, we completed more than 20,000 customer loan modifications with a total unpaid principal balance of approximately $5 billion, including approximately 6,500 permanent modifications under the government’s Making Home Affordable Program. Of the loan modifications completed in the three months ended June 30, 2012, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and capitalization of past due amounts which represented 57 percent of the volume of modifications completed during the three months ended June 30, 2012, while principal forbearance represented 19 percent, capitalization of past due amounts represented eight percent and principal reductions and forgiveness represented five percent. For modified loans on our balance sheet, these modification types are generally considered TDRs. For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 99 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market sentiment continued to evolve during the three and six months ended June 30, 2012 driven most recently by concerns over Greece's ability to meet conditions precedent to continued funding under various support programs, and the viability of Spain's banking sector and its impact on the solvency of the Spanish government. The lack of a clear resolution to the crisis and fears of contagion continue to contribute to market uncertainty. For additional information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 114 and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

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

During the first quarter of 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans. In accordance with this regulatory interagency guidance, we classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing, and as a result, we reclassified $1.9 billion of performing home equity loans to nonperforming as of March 31, 2012, and $1.8 billion was included in nonperforming loans at June 30, 2012. The regulatory interagency guidance had no impact on our allowance for loan and lease losses or provision expense as the delinquency status of the underlying first-lien was already considered in our reserving process. For more information, see Consumer Portfolio Credit Risk Management – Home Equity on page 90.

For further information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Consumer Credit Portfolio

Improvement in the U.S. economy and labor markets throughout most of 2011 and into the six months ended June 30, 2012 resulted in lower credit losses in most consumer portfolios compared to the six months ended June 30, 2011. However, continued stress in the housing market, including declines in home prices, continued to adversely impact the home loans portfolio.

Table 27 presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were recorded at fair value upon acquisition. In addition to being included in the “Outstandings” columns in Table 27, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. For additional information, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio on page 94 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio, but continue to be classified as PCI loans as shown in Table 27.

Table 27
Consumer Loans
	Outstandings		Countrywide Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Residential mortgage (1)	$252,635	$262,290	$9,603	$9,966
Home equity	118,011	124,699	11,639	11,978
Discontinued real estate (2)	10,059	11,095	8,949	9,857
U.S. credit card	94,291	102,291	n/a	n/a
Non-U.S. credit card	13,431	14,418	n/a	n/a
Direct/Indirect consumer (3)	83,164	89,713	n/a	n/a
Other consumer (4)	2,568	2,688	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	574,159	607,194	30,191	31,801
Loans accounted for under the fair value option (5)	1,172	2,190	n/a	n/a
Total consumer loans	$575,331	$609,384	$30,191	$31,801

(1)	Outstandings includes non-U.S. residential mortgages of $92 million and $85 million at June 30, 2012 and December 31, 2011.

(2)
Outstandings includes $9.0 billion and $9.9 billion of pay option loans and $1.1 billion and $1.2 billion of subprime loans at June 30, 2012 and December 31, 2011. We no longer originate these products.

(3)
Outstandings includes dealer financial services loans of $36.7 billion and $43.0 billion, consumer lending loans of $6.3 billion and $8.0 billion, U.S. securities-based lending margin loans of $25.7 billion and $23.6 billion, student loans of $5.4 billion and $6.0 billion, non-U.S. consumer loans of $7.8 billion and $7.6 billion and other consumer loans of $1.3 billion and $1.5 billion at June 30, 2012 and December 31, 2011.

(4)
Outstandings includes consumer finance loans of $1.5 billion and $1.7 billion, other non-U.S. consumer loans of $908 million and $929 million and consumer overdrafts of $127 million and $103 million at June 30, 2012 and December 31, 2011.

(5)
Consumer loans accounted for under the fair value option include residential mortgage loans of $172 million and $906 million and discontinued real estate loans of $1.0 billion and $1.3 billion at June 30, 2012 and December 31, 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

n/a = not applicable

Table 28 presents accruing consumer loans past due 90 days or more and consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term stand-by agreements with FNMA and FHLMC (fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily related to our purchases of delinquent FHA loans pursuant to our servicing agreements. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due. For additional information on FHA loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 65.

Table 28
Consumer Credit Quality
	Accruing Past Due 90 Days or More		Nonperforming
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012 (1)	December 31 2011
Residential mortgage (2)	$22,287	$21,164	$14,621	$15,970
Home equity	—	—	4,207	2,453
Discontinued real estate	—	—	257	290
U.S. credit card	1,594	2,070	n/a	n/a
Non-U.S. credit card	253	342	n/a	n/a
Direct/Indirect consumer	627	746	35	40
Other consumer	2	2	1	15
Total (3)	$24,763	$24,324	$19,121	$18,768
Consumer loans as a percentage of outstanding consumer loans (3)	4.31%	4.01%	3.33%	3.09%
Consumer loans as a percentage of outstanding loans excluding Countrywide PCI and fully-insured loan portfolios (3)	0.55	0.66	4.25	3.90

(1)
Nonperforming home equity loans include $1.8 billion of junior-lien loans less than 90 days past due that have a senior-lien loan that is 90 days or more past due in accordance with regulatory interagency guidance. For more information, see Consumer Portfolio Credit Risk Management on page 83.

(2)
Balances accruing past due 90 days or more are fully-insured loans. These balances include $18.1 billion and $17.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured and $4.2 billion and $4.2 billion of loans on which interest was still accruing at June 30, 2012 and December 31, 2011.

(3)
Balances exclude consumer loans accounted for under the fair value option. At June 30, 2012 and December 31, 2011, $433 million and $713 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 29 presents net charge-offs and related ratios for consumer loans and leases for the three and six months ended June 30, 2012 and 2011.

Table 29
Consumer Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Residential mortgage	$734	$1,104	$1,632	$2,009	1.16%	1.67%	1.28%	1.54%
Home equity	892	1,263	1,849	2,442	3.00	3.84	3.06	3.68
Discontinued real estate	16	26	32	46	0.65	0.84	0.62	0.73
U.S. credit card	1,244	1,931	2,575	4,205	5.27	7.29	5.36	7.85
Non-U.S. credit card	135	429	338	831	3.97	6.31	4.89	6.11
Direct/Indirect consumer	181	366	407	891	0.86	1.64	0.95	2.00
Other consumer	49	43	105	83	7.71	6.44	8.15	6.19
Total	$3,251	$5,162	$6,938	$10,507	2.25	3.27	2.37	3.32

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 1.94 percent and 2.13 percent for residential mortgage, 3.32 percent and 3.39 percent for home equity, 5.85 percent and 5.54 percent for discontinued real estate and 2.86 percent and 3.00 percent for the total consumer portfolio for the three and six months ended June 30, 2012, respectively. Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 2.58 percent and 2.33 percent for residential mortgage, 4.24 percent and 4.05 percent for home equity, 8.09 percent and 6.78 percent for discontinued real estate and 4.00 percent and 4.04 percent for the total consumer portfolio for the three and six months ended June 30, 2011, respectively. These are the only product classifications impacted by the Countrywide PCI and fully-insured loan portfolios for the three and six months ended June 30, 2012 and 2011.

Table 30 presents outstandings, nonperforming balances and net charge-offs for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing within CRES, see page 36 and Consumer Portfolio Credit Risk Management on page 58 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Table 30
Home Loans Portfolio
	Outstandings		Nonperforming		Net Charge-offs
	June 30 2012	December 31 2011	June 30 2012 (1)	December 31 2011	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2012	2011	2012	2011
Core portfolio
Residential mortgage	$173,716	$178,337	$2,767	$2,414	$142	$34	$285	$57
Home equity	64,106	67,055	1,063	439	171	100	355	148
Total Core portfolio	237,822	245,392	3,830	2,853	313	134	640	205
Legacy Assets & Servicing portfolio
Residential mortgage (2)	78,919	83,953	11,854	13,556	592	1,070	1,347	1,952
Home equity	53,905	57,644	3,144	2,014	721	1,163	1,494	2,294
Discontinued real estate (2)	10,059	11,095	257	290	16	26	32	46
Total Legacy Assets & Servicing portfolio	142,883	152,692	15,255	15,860	1,329	2,259	2,873	4,292
Home loans portfolio
Residential mortgage	252,635	262,290	14,621	15,970	734	1,104	1,632	2,009
Home equity	118,011	124,699	4,207	2,453	892	1,263	1,849	2,442
Discontinued real estate	10,059	11,095	257	290	16	26	32	46
Total home loans portfolio	$380,705	$398,084	$19,085	$18,713	$1,642	$2,393	$3,513	$4,497

(1)
Nonperforming home equity loans in the Core portfolio and the Legacy Assets & Servicing portfolio include $517 million and $1.2 billion of junior-lien loans less than 90 days past due that have a senior-lien loan that is 90 days or more past due in accordance with regulatory interagency guidance. For more information, see Consumer Portfolio Credit Risk Management on page 83.

(2)
Balances exclude consumer loans accounted for under the fair value option of $172 million and $906 million of residential mortgage loans and $1.0 billion and $1.3 billion of discontinued real estate loans at June 30, 2012 and December 31, 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that excludes the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the Countrywide PCI loan portfolios on page 94.

Residential Mortgage

The residential mortgage portfolio, which for purposes of the consumer credit portfolio discussion and related tables excludes the discontinued real estate portfolio acquired from Countrywide, makes up the largest percentage of our consumer loan portfolio at 44 percent of consumer loans at June 30, 2012. Approximately 15 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as repurchases related to our representations and warranties.

Outstanding balances in the residential mortgage portfolio, excluding $172 million of loans accounted for under the fair value option, decreased $9.7 billion at June 30, 2012 compared to December 31, 2011 as paydowns, charge-offs and transfers to foreclosed properties more than offset new origination volume retained on our balance sheet.

At June 30, 2012 and December 31, 2011, the residential mortgage portfolio included $93.7 billion and $93.9 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term stand-by agreements with FNMA and FHLMC. At June 30, 2012 and December 31, 2011, $67.3 billion and $69.5 billion had FHA insurance and $26.4 billion and $24.4 billion were protected by long-term stand-by agreements. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses.

At June 30, 2012 and December 31, 2011, $24.3 billion and $24.0 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

In addition to the abovementioned purchased long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. At June 30, 2012 and December 31, 2011, the synthetic securitization vehicles referenced principal balances of $20.6 billion and $23.9 billion of residential mortgage loans and provided loss protection up to $633 million and $783 million. At June 30, 2012 and December 31, 2011, the Corporation had a receivable of $344 million and $359 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the Countrywide PCI and fully-insured loan portfolios, for the three and six months ended June 30, 2012 would have been reduced by nine bps and eight bps compared to 16 bps for both periods in 2011.

Synthetic securitizations and the long-term stand-by agreements with FNMA and FHLMC together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At June 30, 2012 and December 31, 2011, these programs had the cumulative effect of reducing our risk-weighted assets by $8.3 billion and $7.9 billion, and increasing our Tier 1 capital ratio by nine bps and eight bps, and our Tier 1 common capital ratio by eight bps and six bps.

Table 31 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the Countrywide PCI loan portfolio, fully-insured loan portfolio and loans accounted for under the fair value option. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the Countrywide PCI loan portfolio, see page 94.

Table 31
Residential Mortgage – Key Credit Statistics
					Reported Basis (1)		Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)					June 30 2012	December 31 2011	June 30 2012	December 31 2011
Outstandings					$252,635	$262,290	$149,322	$158,470
Accruing past due 30 days or more					28,702	28,688	3,396	3,950
Accruing past due 90 days or more					22,287	21,164	n/a	n/a
Nonperforming loans					14,621	15,970	14,621	15,970
Percent of portfolio
Refreshed LTV greater than 90 but less than 100					14%	15%	11%	11%
Refreshed LTV greater than 100					34	33	25	26
Refreshed FICO below 620					21	21	15	15
2006 and 2007 vintages (2)					25	27	36	37

	Reported Basis				Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011	2012	2011	2012	2011
Net charge-off ratio (3)	1.16%	1.67%	1.28%	1.54%	1.94%	2.58%	2.13%	2.33%

(1)
Outstandings, accruing past due, nonperforming loans and percent of portfolio exclude loans accounted for under the fair value option. There were $172 million and $906 million of residential mortgage loans accounted for under the fair value option at June 30, 2012 and December 31, 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
These vintages of loans account for 61 percent and 63 percent of nonperforming residential mortgage loans at June 30, 2012 and December 31, 2011, and 72 percent of residential mortgage net charge-offs for both the three and six months ended June 30, 2012 and 73 percent and 74 percent for the three and six months ended June 30, 2011.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
n/a = not applicable

Nonperforming residential mortgage loans decreased $1.3 billion compared to December 31, 2011 as outflows outpaced new inflows, which continued to improve due to favorable delinquency trends in the six months ended June 30, 2012. Accruing loans past due 30 days or more decreased $554 million compared to December 31, 2011. At June 30, 2012, $10.0 billion, or 68 percent, of the nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell.

Net charge-offs decreased $370 million to $734 million for the three months ended June 30, 2012, or 1.94 percent of total average residential mortgage loans compared to 2.58 percent for the same period in 2011. Net charge-offs decreased $377 million to $1.6 billion for the six months ended June 30, 2012, or 2.13 percent of total average residential mortgage loans compared to 2.33 percent for the same period in 2011. These decreases in net charge-offs for the three- and six-month periods were driven by lower write-downs on loans greater than 180 days past due which were written down to the estimated fair value of the collateral less estimated costs to sell, and favorable delinquency trends partially offset by lower recoveries. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns and charge-offs outpacing new originations.

Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed LTV, loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised six percent of the residential mortgage portfolio at both June 30, 2012 and December 31, 2011, and accounted for 20 percent and 21 percent of the residential mortgage net charge-offs during the three and six months ended June 30, 2012 compared to 22 percent and 23 percent for the same periods in 2011.

Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 11 percent of the residential mortgage portfolio at both June 30, 2012 and December 31, 2011. Loans with a refreshed LTV greater than 100 percent represented 25 percent and 26 percent of the residential mortgage loan portfolio at June 30, 2012 and December 31, 2011. Of the loans with a refreshed LTV greater than 100 percent, 93 percent and 92 percent were performing at June 30, 2012 and December 31, 2011. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration over the past several years. Loans to borrowers with refreshed FICO scores below 620 represented 15 percent of the residential mortgage portfolio at both June 30, 2012 and December 31, 2011.

Of the $149.3 billion and $158.5 billion in total residential mortgage loans outstanding at June 30, 2012 and December 31, 2011, as shown in Table 31, 40 percent were originated as interest-only loans for both periods. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $13.8 billion, or 23 percent, at June 30, 2012. Residential mortgage loans that have entered the amortization period have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. As of June 30, 2012, $400 million, or three percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $3.4 billion, or two percent, of accruing past due 30 days or more for the entire residential mortgage portfolio. In addition, at June 30, 2012, $2.1 billion, or 16 percent, of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming compared to $14.6 billion, or 10 percent, of nonperforming loans for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to 10 years and more than 80 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Table 32 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent of outstandings at both June 30, 2012 and December 31, 2011. Loans within this MSA comprised only eight percent of net charge-offs for both the three and six months ended June 30, 2012 and seven percent and six percent of net charge-offs for the three and six months ended June 30, 2011.

Table 32
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2012	December 31 2011	June 30 2012	December 31 2011	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2012	2011	2012	2011
California	$50,591	$54,203	$4,962	$5,606	$248	$365	$580	$673
Florida	11,548	12,338	1,680	1,900	113	186	199	342
New York	11,218	11,539	822	838	20	37	40	56
Texas	7,113	7,525	407	425	10	14	28	26
Virginia	5,335	5,709	382	399	12	23	28	37
Other U.S./Non-U.S.	63,517	67,156	6,368	6,802	331	479	757	875
Residential mortgage loans (2)	$149,322	$158,470	$14,621	$15,970	$734	$1,104	$1,632	$2,009
Fully-insured loan portfolio	93,710	93,854
Countrywide purchased credit-impaired residential mortgage loan portfolio	9,603	9,966
Total residential mortgage loan portfolio	$252,635	$262,290

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $172 million and $906 million of residential mortgage loans accounted for under the fair value option at June 30, 2012 and December 31, 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)	Amount excludes the Countrywide PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At June 30, 2012 and December 31, 2011, our CRA portfolio was $11.9 billion and $12.5 billion, or eight percent, of the residential mortgage loan balances for both periods. The CRA portfolio included $2.3 billion and $2.5 billion of nonperforming loans at June 30, 2012 and December 31, 2011 representing 16 percent and 15 percent of total nonperforming residential mortgage loans at June 30, 2012 and December 31, 2011. Net charge-offs related to the CRA portfolio were $134 million and $204 million for the three months ended June 30, 2012 and 2011, or 18 percent and 19 percent of total net charge-offs for the residential mortgage portfolio. Net charge-offs related to the CRA portfolio were $320 million and $412 million for the six months ended June 30, 2012 and 2011, or 20 percent and 21 percent of total net charge-offs for the residential mortgage portfolio.

For information on representations and warranties related to our residential mortgage portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Home Equity

The home equity portfolio makes up 21 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages. As of June 30, 2012, our HELOC portfolio had an outstanding balance of $98.1 billion, or 83 percent of the home equity portfolio. HELOCs generally have an initial draw period of 10 years with approximately 13 percent of the portfolio having a draw period of five years with a five-year renewal option. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

As of June 30, 2012, our home equity loan portfolio had an outstanding balance of $18.6 billion, or 16 percent of the total home equity portfolio. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and approximately 50 percent of these loans have 25- to 30-year terms.

As of June 30, 2012, our reverse mortgage portfolio had an outstanding balance of $1.3 billion, or one percent of the total home equity portfolio. In 2011, we exited the reverse mortgage origination business.

At June 30, 2012, approximately 88 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $6.7 billion at June 30, 2012 compared to December 31, 2011 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at June 30, 2012 and December 31, 2011, $22.9 billion, or 19 percent, and $24.5 billion, or 20 percent, were in first-lien positions (21 percent and 22 percent excluding the Countrywide PCI home equity portfolio at June 30, 2012 and December 31, 2011). As of June 30, 2012, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $33.9 billion, or 32 percent of our total home equity portfolio excluding the Countrywide PCI loan portfolio.

Unused HELOCs totaled $64.9 billion at June 30, 2012 compared to $67.5 billion at December 31, 2011. This decrease was primarily due to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 60 percent at June 30, 2012 compared to 61 percent at December 31, 2011.

Table 33 presents certain home equity portfolio key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.

Table 33
Home Equity – Key Credit Statistics
					Reported Basis		Excluding Countrywide Purchased Credit-impaired Loans
(Dollars in millions)					June 30 2012	December 31 2011	June 30 2012	December 31 2011
Outstandings					$118,011	$124,699	$106,372	$112,721
Accruing past due 30 days or more (1)					1,217	1,658	1,217	1,658
Nonperforming loans (1)					4,207	2,453	4,207	2,453
Percent of portfolio
Refreshed combined LTV greater than 90 but less than 100					11%	10%	11%	11%
Refreshed combined LTV greater than 100					39	36	35	32
Refreshed FICO below 620 (2)					9	10	9	9
2006 and 2007 vintages (3)					49	50	46	46

	Reported Basis				Excluding Countrywide Purchased Credit-impaired Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011	2012	2011	2012	2011
Net charge-off ratio (4)	3.00%	3.84%	3.06%	3.68%	3.32%	4.24%	3.39%	4.05%

(1)
Accruing past due 30 days or more includes $399 million and $609 million and nonperforming loans includes $1.2 billion and $703 million of loans where we serviced the underlying first-lien at June 30, 2012 and December 31, 2011.

(2)	Beginning in the first quarter of 2012, home equity FICO metrics reflected an updated scoring model. Prior period amounts were adjusted to reflect these updates.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 54 percent of nonperforming home equity loans at both June 30, 2012 and December 31, 2011, and accounted for 64 percent of net charge-offs for both the three and six months ended June 30, 2012 and 65 percent and 66 percent for the three and six months ended June 30, 2011.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.

Nonperforming outstanding balances in the home equity portfolio increased $1.8 billion at June 30, 2012 compared to December 31, 2011 driven primarily by the reclassification to nonperforming of junior-lien loans less than 90 days past due that have a senior-lien loan that is 90 days or more past due in accordance with regulatory interagency guidance. Excluding the impact of this change, nonperforming loans were relatively flat compared to December 31, 2011. Outstanding balances accruing past due 30 days or more decreased $441 million at June 30, 2012 primarily driven by the reclassification of junior-lien home equity loans to nonperforming in accordance with regulatory interagency guidance. Excluding the impact of the reclassification, accruing outstanding balances past due 30 days or more decreased $177 million. At June 30, 2012, $1.2 billion, or 28 percent, of the nonperforming home equity portfolio was 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. For more information on the change as a result of the regulatory interagency guidance, see Consumer Portfolio Credit Risk Management on page 83.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio in which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans in which the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. At June 30, 2012, we estimate that $2.8 billion of current and $632 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $1.4 billion of these combined amounts, with the remaining $2.1 billion serviced by third parties. Of the $3.5 billion current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $1.8 billion had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $371 million to $892 million, or 3.32 percent of the total average home equity portfolio, for the three months ended June 30, 2012 compared to $1.3 billion, or 4.24 percent, for the same period in the prior year. Net charge-offs decreased $593 million to $1.8 billion, or 3.39 percent of the total average home equity portfolio, for the six months ended June 30, 2012 compared to $2.4 billion, or 4.05 percent, for the same period in the prior year. These decreases in net charge-offs for the three- and six-month periods were primarily driven by favorable portfolio trends due in part to improvement in the U.S. economy. Net charge-off ratios were further impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

There are certain characteristics of the outstanding loan balances in the home equity portfolio that have contributed to higher losses including those loans with a high refreshed combined loan-to-value (CLTV), loans that were originated at the peak of home prices in 2006 and 2007 and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures in this section address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised 10 percent of the total home equity portfolio at both June 30, 2012 and December 31, 2011, and accounted for 22 percent and 24 percent of the home equity net charge-offs for the three and six months ended June 30, 2012 compared to 29 percent and 28 percent for the same periods in 2011.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 11 percent of the home equity portfolio at both June 30, 2012 and December 31, 2011. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 35 percent and 32 percent of the home equity portfolio at June 30, 2012 and December 31, 2011. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration over the past several years has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current at June 30, 2012. For second-lien loans with a refreshed CLTV greater than 100 percent that are current, 92 percent were also current on the underlying first-lien loans at June 30, 2012. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented nine percent of the home equity portfolio at both June 30, 2012 and December 31, 2011.

Of the $106.4 billion and $112.7 billion in total home equity portfolio outstandings at June 30, 2012 and December 31, 2011, 79 percent and 78 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $2.1 billion, or two percent of total HELOCs, at June 30, 2012. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. As of June 30, 2012, $70 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $1.1 billion, or one percent of outstanding accruing past due 30 days or more for the entire HELOC portfolio. In addition, at June 30, 2012, $126 million, or six percent of outstanding HELOCs that had entered the amortization period were nonperforming compared to $3.7 billion, or four percent of outstandings that were nonperforming for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended June 30, 2012, approximately 63 percent of these customers did not pay any principal on their HELOCs.

Table 34 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both June 30, 2012 and December 31, 2011. This MSA comprised seven percent and eight percent of net charge-offs for the three and six months ended June 30, 2012 and seven percent of net charge-offs for both the same periods in 2011. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent and 12 percent of the outstanding home equity portfolio at June 30, 2012 and December 31, 2011. This MSA comprised nine percent and 11 percent of net charge-offs for the three and six months ended June 30, 2012 and 11 percent and 10 percent for the same periods in 2011.

For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 34
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
	June 30 2012	December 31 2011	June 30 2012 (1)	December 31 2011	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2012	2011	2012	2011
California	$30,669	$32,398	$1,147	$627	$263	$409	$579	$777
Florida	12,705	13,450	746	411	123	247	287	486
New Jersey	7,152	7,483	300	175	34	48	77	90
New York	7,082	7,423	393	242	47	57	95	110
Massachusetts	4,664	4,919	122	67	21	22	35	42
Other U.S./Non-U.S.	44,100	47,048	1,499	931	404	480	776	937
Home equity loans (2)	$106,372	$112,721	$4,207	$2,453	$892	$1,263	$1,849	$2,442
Countrywide purchased credit-impaired home equity portfolio	11,639	11,978
Total home equity loan portfolio	$118,011	$124,699

(1)
Nonperforming home equity loans include $1.8 billion of junior-lien loans less than 90 days past due that have a senior-lien loan that is 90 days or more past due in accordance with regulatory interagency guidance. For more information, see Consumer Portfolio Credit Risk Management on page 83.

(2)	Amount excludes the Countrywide PCI home equity portfolio.

Discontinued Real Estate

The discontinued real estate portfolio, excluding $1.0 billion of loans accounted for under the fair value option, totaled $10.1 billion at June 30, 2012 and consists of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At June 30, 2012, the Countrywide PCI loan portfolio was $8.9 billion, or 89 percent of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio on page 94 for more information on the discontinued real estate portfolio.

At June 30, 2012, the purchased discontinued real estate portfolio that was not credit-impaired upon acquisition was $1.1 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 28 percent of the portfolio and those with refreshed FICO scores below 620 represented 43 percent of the portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at June 30, 2012.

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

At June 30, 2012, the unpaid principal balance of pay option loans was $10.3 billion, with a carrying amount of $9.0 billion, including $8.2 billion of loans that were credit-impaired upon acquisition, and accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $7.8 billion including $575 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, 18 percent and 22 percent at June 30, 2012 and December 31, 2011 elected to make only the minimum payment on option ARMs. We believe the majority of borrowers are now making scheduled payments primarily because the low interest rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation including prepayment and default rates. Of the loans in the pay option portfolio at June 30, 2012 that have not already experienced a payment reset, three percent are expected to reset during the remainder of 2012 and approximately 21 percent thereafter. In addition, approximately seven percent are expected to prepay and approximately 69 percent are expected to default prior to being reset, most of which were severely delinquent as of June 30, 2012.

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

Table 35 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio at June 30, 2012 and December 31, 2011.

Table 35
Countrywide Purchased Credit-impaired Loan Portfolio
	June 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$9,691	$9,603	$1,593	$8,010	82.65%
Home equity	11,515	11,639	5,335	6,304	54.75
Discontinued real estate	10,494	8,949	2,024	6,925	65.99
Total Countrywide purchased credit-impaired loan portfolio	$31,700	$30,191	$8,952	$21,239	67.00

	December 31, 2011
Residential mortgage	$10,426	$9,966	$1,331	$8,635	82.82%
Home equity	12,516	11,978	5,129	6,849	54.72
Discontinued real estate	11,891	9,857	1,999	7,858	66.08
Total Countrywide purchased credit-impaired loan portfolio	$34,833	$31,801	$8,459	$23,342	67.01

Of the unpaid principal balance of $31.7 billion at June 30, 2012, $11.2 billion was 180 days or more past due, including $7.8 billion of first-lien and $3.4 billion of home equity loans. Of the $20.5 billion that was less than 180 days past due, $18.0 billion, or 88 percent, of the total unpaid principal balance was current based on the contractual terms while $1.4 billion, or seven percent, was in early stage delinquency. During the three months ended June 30, 2012, we recorded $6 million of provision for credit losses for the Countrywide PCI loan portfolio including $100 million for home equity loans partially offset by a $47 million net recovery for residential mortgage and a $47 million net recovery for discontinued real estate. This compared to a total provision of $394 million during the three months ended June 30, 2011. During the six months ended June 30, 2012, we recorded $493 million of provision for credit losses for the Countrywide PCI loan portfolio including $86 million for residential mortgage, $184 million for home equity loans and $223 million for discontinued real estate. This compared to a total provision of $1.9 billion during the six months ended June 30, 2011. Provision expense for the six months ended June 30, 2012 was primarily driven by a downward refinement of our home price outlook during the first quarter of 2012. For further information on the Countrywide PCI loan portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Additional information on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios is provided in the following sections.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The Countrywide PCI residential mortgage loan portfolio comprised 32 percent of the total Countrywide PCI loan portfolio at June 30, 2012. Those loans to borrowers with a refreshed FICO score below 620 represented 35 percent of the Countrywide PCI residential mortgage loan portfolio at June 30, 2012. Loans with a refreshed LTV greater than 90 percent represented 63 percent of the Countrywide PCI residential mortgage loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 85 percent based on the unpaid principal balance at June 30, 2012. Those loans that were originally classified as Countrywide PCI discontinued real estate loans upon acquisition and have been subsequently modified are now included in Countrywide PCI residential mortgage outstandings. Table 36 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 36
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	June 30 2012	December 31 2011
California	$5,317	$5,535
Florida	724	757
Virginia	517	532
Maryland	252	258
Texas	123	130
Other U.S./Non-U.S.	2,670	2,754
Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$9,603	$9,966

Purchased Credit-impaired Home Equity Portfolio

The Countrywide PCI home equity portfolio comprised 38 percent of the total Countrywide PCI loan portfolio at June 30, 2012. Those loans with a refreshed FICO score below 620 represented 14 percent of the Countrywide PCI home equity portfolio at June 30, 2012. Loans with a refreshed CLTV greater than 90 percent represented 78 percent of the Countrywide PCI home equity portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 83 percent based on the unpaid principal balance at June 30, 2012. Table 37 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 37
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	June 30 2012	December 31 2011
California	$3,868	$3,999
Florida	706	734
Virginia	485	496
Arizona	484	501
Colorado	327	337
Other U.S./Non-U.S.	5,769	5,911
Total Countrywide purchased credit-impaired home equity portfolio	$11,639	$11,978

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio

The Countrywide PCI discontinued real estate loan portfolio comprised 30 percent of the total Countrywide PCI loan portfolio at June 30, 2012. Those loans to borrowers with a refreshed FICO score below 620 represented 58 percent of the Countrywide PCI discontinued real estate loan portfolio at June 30, 2012. Loans with a refreshed LTV, or CLTV in the case of second-liens, greater than 90 percent represented 41 percent of the Countrywide PCI discontinued real estate loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 87 percent based on the unpaid principal balance at June 30, 2012. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool. Table 38 presents outstandings net of purchase accounting adjustments and before the related valuation adjustment, by certain state concentrations.

Table 38
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations
(Dollars in millions)	June 30 2012	December 31 2011
California	$4,678	$5,262
Florida	875	958
Washington	321	331
Virginia	251	277
Arizona	214	251
Other U.S./Non-U.S.	2,610	2,778
Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$8,949	$9,857

U.S. Credit Card

The U.S. credit card portfolio is managed in CBB. Outstandings in the U.S. credit card portfolio decreased $8.0 billion compared to December 31, 2011 due to a seasonal decline in retail transaction volume and portfolio sales. For the three and six months ended June 30, 2012, net charge-offs decreased $687 million to $1.2 billion and $1.6 billion to $2.6 billion compared to the same periods in the prior year due to improvements in delinquencies and bankruptcies as a result of an improved economic environment, account management on higher risk accounts and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $875 million while loans 90 days or more past due and still accruing interest decreased $476 million compared to December 31, 2011 due to improvement in the U.S. economy. Table 39 presents certain key credit statistics for the consumer U.S. credit card portfolio.

Table 39
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			June 30 2012	December 31 2011
Outstandings			$94,291	$102,291
Accruing past due 30 days or more			2,948	3,823
Accruing past due 90 days or more			1,594	2,070

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net charge-offs	$1,244	$1,931	$2,575	$4,205
Net charge-off ratios (1)	5.27%	7.29%	5.36%	7.85%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.

Unused lines of credit for U.S. credit card totaled $354.8 billion at June 30, 2012 compared to $368.1 billion at December 31, 2011. The $13.3 billion decrease was driven by closure of inactive accounts and account management initiatives on higher risk accounts.

Table 40 presents certain state concentrations for the U.S. credit card portfolio.

Table 40
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2012	December 31 2011	June 30 2012	December 31 2011	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2012	2011	2012	2011
California	$14,121	$15,246	$273	$352	$226	$372	$470	$822
Florida	7,382	7,999	161	221	138	225	290	496
Texas	6,405	6,885	103	131	78	113	160	249
New York	5,680	6,156	99	126	72	107	149	231
New Jersey	3,875	4,183	67	86	49	72	102	157
Other U.S.	56,828	61,822	891	1,154	681	1,042	1,404	2,250
Total U.S. credit card portfolio	$94,291	$102,291	$1,594	$2,070	$1,244	$1,931	$2,575	$4,205

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $987 million compared to December 31, 2011 due to lower origination volume and charge-offs. Compared to the three and six months ended June 30, 2011, net charge-offs decreased $294 million to $135 million, and $493 million to $338 million primarily due to the sale of the Canadian consumer credit card portfolio and improvement in delinquencies.

Unused lines of credit for non-U.S. credit card totaled $36.1 billion at June 30, 2012 compared to $36.8 billion at December 31, 2011. The $754 million decrease was primarily driven by a decline in the number of outstanding accounts.

Table 41 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 41
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			June 30 2012	December 31 2011
Outstandings			$13,431	$14,418
Accruing past due 30 days or more			465	610
Accruing past due 90 days or more			253	342

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net charge-offs	$135	$429	$338	$831
Net charge-off ratios (1)	3.97%	6.31%	4.89%	6.11%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases.

Direct/Indirect Consumer

At June 30, 2012, approximately 44 percent of the direct/indirect portfolio was included in Global Banking (dealer financial services - automotive, marine, aircraft and recreational vehicle loans), 42 percent was included in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), eight percent was included in CBB (consumer personal loans) and the remainder was in All Other (student loans).

Outstanding loans and leases decreased $6.5 billion compared to December 31, 2011 due to an auto loan sale and securitization within the dealer financial services portfolio and lower outstandings in the unsecured consumer lending portfolio partially offset by growth in securities-based lending. For the three and six months ended June 30, 2012, net charge-offs decreased $185 million to $181 million, and $484 million to $407 million, or 0.86 percent and 0.95 percent of total average direct/indirect loans compared to 1.64 percent and 2.00 percent for the same periods in the prior year. These decreases were primarily driven by improvements in delinquencies, collections and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings.

For the three and six months ended June 30, 2012, net charge-offs in the unsecured consumer lending portfolio decreased $160 million to $134 million, and $401 million to $291 million, or 8.03 percent and 8.18 percent of total average unsecured consumer lending loans compared to 11.27 percent and 12.55 percent for the same periods in the prior year. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $439 million to $1.4 billion at June 30, 2012 compared to $1.9 billion at December 31, 2011 due to improvements in both the unsecured consumer lending and dealer financial services portfolios.

Table 42 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 42
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2012	December 31 2011	June 30 2012	December 31 2011	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2012	2011	2012	2011
California	$10,390	$11,152	$66	$81	$25	$54	$56	$136
Texas	7,119	7,882	45	54	15	25	33	70
Florida	6,877	7,456	40	55	19	30	44	84
New York	4,898	5,160	33	40	13	22	26	49
Georgia	2,533	2,828	32	38	9	14	18	35
Other U.S./Non-U.S.	51,347	55,235	411	478	100	221	230	517
Total direct/indirect loan portfolio	$83,164	$89,713	$627	$746	$181	$366	$407	$891

Other Consumer

At June 30, 2012, approximately 95 percent of the $2.6 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited and non-U.S. consumer loan portfolios that are included in All Other. The remainder is primarily deposit overdrafts included in CBB.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option were $1.2 billion at June 30, 2012 and include $1.0 billion of discontinued real estate loans and $172 million of residential mortgage loans in consolidated variable interest entities (VIEs). During the three and six months ended June 30, 2012, we recorded losses of $3 million and gains of $11 million resulting from changes in the fair value of the loan portfolio. These were offset by gains and losses recorded on the related long-term debt during the three and six months ended June 30, 2012.

Nonperforming Consumer Loans and Foreclosed Properties Activity

Table 43 presents nonperforming consumer loans and foreclosed properties activity for the three and six months ended June 30, 2012 and 2011. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option. For further information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Nonperforming loans decreased $603 million during the three months ended June 30, 2012 as delinquency inflows to nonperforming loans slowed due to favorable portfolio trends, and were more than offset by charge-offs, returns to performing status, and paydowns and payoffs. Nonperforming loans increased $353 million for the six months ended June 30, 2012 as the $1.9 billion first quarter impact of the regulatory interagency guidance was partially offset as charge-offs, returns to performing status, paydowns and payoffs, and transfers to foreclosed properties out-paced new nonperforming loans. For more information on the regulatory interagency guidance, see Consumer Portfolio Credit Risk Management on page 83.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the estimated property value for estimated costs to sell, is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At June 30, 2012, $12.5 billion, or 62 percent, of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less estimated costs to sell, including $11.4 billion of nonperforming loans 180 days or more past due and $1.1 billion of foreclosed properties.

Foreclosed properties decreased $697 million and $883 million during the three and six months ended June 30, 2012 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI related foreclosed properties decreased $187 million and $224 million during the three and six months ended June 30, 2012. Not included in foreclosed properties at June 30, 2012 was $1.2 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For additional information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 65.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the Countrywide PCI loan portfolio, are included in Table 43.

Table 43
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Nonperforming loans, beginning of period	$19,724	$20,456	$18,768	$20,854
Additions to nonperforming loans:
New nonperforming loans	3,259	3,803	6,567	7,930
Impact of regulatory interagency guidance (2)	n/a	n/a	1,853	n/a
Reductions to nonperforming loans:
Paydowns and payoffs	(858)	(792)	(2,011)	(1,571)
Returns to performing status (3)	(1,271)	(1,311)	(2,184)	(2,651)
Charge-offs (4)	(1,541)	(2,270)	(3,278)	(4,290)
Transfers to foreclosed properties	(192)	(408)	(594)	(794)
Total net additions (reductions) to nonperforming loans	(603)	(978)	353	(1,376)
Total nonperforming loans, June 30 (5)	19,121	19,478	19,121	19,478
Foreclosed properties, beginning of period	1,805	1,331	1,991	1,249
Additions to foreclosed properties:
New foreclosed properties	190	930	737	1,536
Reductions to foreclosed properties:
Sales	(835)	(416)	(1,484)	(875)
Write-downs	(52)	(48)	(136)	(113)
Total net additions (reductions) to foreclosed properties	(697)	466	(883)	548
Total foreclosed properties, June 30	1,108	1,797	1,108	1,797
Nonperforming consumer loans and foreclosed properties, June 30	$20,229	$21,275	$20,229	$21,275
Nonperforming consumer loans as a percentage of outstanding consumer loans (6)	3.33%	3.08%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties (6)	3.52	3.35

(1)
Balances do not include nonperforming LHFS of $606 million and $835 million and nonaccruing TDRs removed from the PCI portfolio prior to January 1, 2010 of $461 million and $465 million at June 30, 2012 and 2011 as well as loans accruing past due 90 days or more as presented in Table 28 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)	As a result of the regulatory interagency guidance, we reclassified $1.9 billion of performing home equity loans to nonperforming during the first quarter of 2012.

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

(5)	At June 30, 2012, 60 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 62 percent of their unpaid principal balance.

(6)	Outstanding consumer loans exclude loans accounted for under the fair value option.
n/a = not applicable

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, all gains and losses in value are recorded in noninterest expense. New foreclosed properties included in Table 43 are net of $60 million and $201 million of charge-offs for the three and six months ended June 30, 2012 compared to $99 million and $160 million for the same periods in 2011, recorded during the first 90 days after transfer.

We work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans, while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all of our credit card and other consumer loan modifications involve a reduction in the cardholder’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, both of which are considered to be TDRs (the renegotiated TDR portfolio). We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded from Table 43 as substantially all of these loans remain on accrual status until either charged off or paid in full. At June 30, 2012 and December 31, 2011, our renegotiated TDR portfolio was $5.3 billion and $7.1 billion, of which $4.2 billion and $5.5 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs in the second quarter of 2012 as well as lower new program enrollments. For more information on the renegotiated TDR portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 44 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans in Table 43.

Table 44
Home Loans Troubled Debt Restructurings
	June 30, 2012			December 31, 2011
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$20,316	$5,506	$14,810	$19,287	$5,034	$14,253
Home equity (3)	1,654	663	991	1,776	543	1,233
Discontinued real estate (4)	367	203	164	399	214	185
Total home loans troubled debt restructurings	$22,337	$6,372	$15,965	$21,462	$5,791	$15,671

(1)
Residential mortgage TDRs deemed collateral dependent totaled $6.1 billion and $5.3 billion, and included $2.8 billion and $2.2 billion of loans classified as nonperforming and $3.3 billion and $3.1 billion of loans classified as performing at June 30, 2012 and December 31, 2011.

(2)	Residential mortgage performing TDRs included $7.5 billion and $7.0 billion of loans that were fully-insured at June 30, 2012 and December 31, 2011.

(3)
Home equity TDRs deemed collateral dependent totaled $801 million and $824 million, and included $373 million and $282 million of loans classified as nonperforming and $428 million and $542 million of loans classified as performing at June 30, 2012 and December 31, 2011.

(4)
Discontinued real estate TDRs deemed collateral dependent totaled $220 million and $230 million, and included $120 million and $118 million of loans classified as nonperforming and $100 million and $112 million as performing at June 30, 2012 and December 31, 2011.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 49, 54, 61 and 62 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Commercial Credit Portfolio

Table 45 presents our commercial loans and leases, and related credit quality information at June 30, 2012 and December 31, 2011.

Table 45
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
U.S. commercial	$184,924	$179,948	$1,841	$2,174	$33	$75
Commercial real estate (1)	36,535	39,596	2,498	3,880	20	7
Commercial lease financing	21,692	21,989	39	26	16	14
Non-U.S. commercial	53,850	55,418	194	143	—	—
	297,001	296,951	4,572	6,223	69	96
U.S. small business commercial (2)	12,794	13,251	143	114	167	216
Commercial loans excluding loans accounted for under the fair value option	309,795	310,202	4,715	6,337	236	312
Loans accounted for under the fair value option (3)	7,189	6,614	21	73	—	—
Total commercial loans and leases	$316,984	$316,816	$4,736	$6,410	$236	$312

(1)	Includes U.S. commercial real estate loans of $35.0 billion and $37.8 billion and non-U.S. commercial real estate loans of $1.5 billion and $1.8 billion at June 30, 2012 and December 31, 2011.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.9 billion and $2.2 billion and non-U.S. commercial loans of $5.3 billion and $4.4 billion at June 30, 2012 and December 31, 2011. See Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

The commercial loan and lease portfolio was relatively unchanged at June 30, 2012 compared to December 31, 2011, with an increase in U.S. commercial offset by decreases in commercial real estate and non-U.S. commercial. During the three and six months ended June 30, 2012, credit quality in the commercial loan portfolio continued to show improvement relative to prior periods. Reservable criticized balances and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined during the six months ended June 30, 2012. The reductions in reservable criticized and nonperforming loans, leases and foreclosed property were primarily in the commercial real estate and U.S. commercial portfolios. Commercial real estate continued to show improvement in both the residential and non-residential portfolios, however, levels of stressed commercial real estate loans remained elevated. The reduction in reservable criticized U.S. commercial loans was driven by broad-based improvements in terms of clients, industries and businesses. Most other credit indicators across the remaining commercial portfolios also improved.

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases were 1.49 percent and 2.02 percent (1.52 percent and 2.04 percent excluding loans accounted for under the fair value option) at June 30, 2012 and December 31, 2011. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases were 0.07 percent and 0.10 percent at June 30, 2012 and December 31, 2011.

Table 46 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2012 and 2011. Improving portfolio trends drove lower charge-offs across most of the portfolio. Commercial real estate net charge-offs declined during the three and six months ended June 30, 2012 in both the residential and non-residential portfolios. U.S. small business commercial net charge-offs declined primarily due to improvements in delinquencies, collections and bankruptcies. U.S. commercial net charge-offs increased due to lower recoveries during the three and six months ended June 30, 2012 compared to the same periods in 2011.

Table 46
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
U.S. commercial	$94	$60	$160	$39	0.20%	0.14%	0.18%	0.05%
Commercial real estate	77	163	209	451	0.83	1.43	1.10	1.93
Commercial lease financing	14	(8)	5	(7)	0.25	(0.15)	0.04	(0.06)
Non-U.S. commercial	7	13	2	116	0.06	0.13	0.01	0.64
	192	228	376	599	0.26	0.32	0.26	0.43
U.S. small business commercial	183	275	368	587	5.74	7.78	5.68	8.24
Total commercial	$375	$503	$744	$1,186	0.49	0.68	0.48	0.81

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 47 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs), financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $26.1 billion at June 30, 2012 compared to December 31, 2011 driven primarily by decreases in derivative assets, loans and leases, and SBLCs.

Total commercial utilized credit exposure decreased $21.1 billion at June 30, 2012 compared to December 31, 2011 driven primarily by decreases in derivatives, SBLCs and debt securities. The decrease in derivatives relates primarily to a lower valuation of existing trades due to interest rate decreases. The utilization rate for loans and leases, SBLCs and financial guarantees, and bankers’ acceptances was 57 percent at both June 30, 2012 and December 31, 2011.

Table 47
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Loans and leases	$316,984	$316,816	$270,126	$276,195	$587,110	$593,011
Derivative assets (4)	59,939	73,023	—	—	59,939	73,023
Standby letters of credit and financial guarantees	50,027	55,384	1,708	1,592	51,735	56,976
Debt securities and other investments	9,301	11,108	6,251	5,147	15,552	16,255
Loans held-for-sale	4,385	5,006	102	229	4,487	5,235
Commercial letters of credit	2,813	2,411	793	832	3,606	3,243
Bankers’ acceptances	275	797	3	28	278	825
Foreclosed properties and other (5)	1,715	1,964	—	—	1,715	1,964
Total	$445,439	$466,509	$278,983	$284,023	$724,422	$750,532

(1)
Total commercial utilized exposure at June 30, 2012 and December 31, 2011 includes loans outstanding of $7.2 billion and $6.6 billion and letters of credit with a notional value of $748 million and $1.3 billion accounted for under the fair value option.

(2)	Total commercial unfunded exposure at June 30, 2012 and December 31, 2011 includes loan commitments with a notional value of $21.1 billion and $24.4 billion accounted for under the fair value option.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $59.3 billion and $58.9 billion at June 30, 2012 and December 31, 2011. Not reflected in utilized and committed exposure is additional derivative collateral held of $17.1 billion and $16.1 billion which consists primarily of other marketable securities.

(5)	Includes $1.3 billion of net monoline exposure at both June 30, 2012 and December 31, 2011, as discussed in Monoline and Related Exposure on page 110.

Table 48 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $6.8 billion, or 25 percent, at June 30, 2012 compared to December 31, 2011, primarily in commercial real estate and U.S. commercial property types driven largely by continued paydowns, sales and rating upgrades outpacing downgrades. Despite the improvements, utilized reservable criticized levels remain elevated, particularly in the U.S. commercial, commercial real estate and U.S. small business commercial portfolios. At June 30, 2012, approximately 86 percent of commercial utilized reservable criticized exposure was secured compared to 85 percent at December 31, 2011.

Table 48
Commercial Utilized Reservable Criticized Exposure
	June 30, 2012		December 31, 2011
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$10,065	4.40%	$11,731	5.16%
Commercial real estate	6,704	17.17	11,525	27.13
Commercial lease financing	1,140	5.26	1,140	5.18
Non-U.S. commercial	1,500	2.50	1,524	2.44
	19,409	5.56	25,920	7.32
U.S. small business commercial	1,033	8.07	1,327	10.01
Total commercial utilized reservable criticized exposure	$20,442	5.64	$27,247	7.41

(1)
Total commercial utilized reservable criticized exposure at June 30, 2012 and December 31, 2011 includes loans and leases of $18.8 billion and $25.3 billion and commercial letters of credit of $1.7 billion and $1.9 billion.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At June 30, 2012, 66 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 10 percent in both CBB and Global Markets, and the remainder primarily in GWIM (business-purpose loans for wealthy clients). U.S. commercial loans, excluding loans accounted for under the fair value option, increased $5.0 billion as growth in Global Commercial Banking and Global Markets, and a margin loan refinancing, was partially offset by declines in corporate loans, and payoffs outpacing new originations in most other lines of business. Reservable criticized balances and nonperforming loans and leases declined $1.7 billion and $333 million at June 30, 2012 compared to December 31, 2011. The declines were broad-based in terms of clients and industries and were driven by improved client credit profiles and liquidity. Net charge-offs increased $34 million and $121 million for the three and six months ended June 30, 2012 compared to the same periods in 2011 due to lower recoveries in the current period.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, homebuilders and commercial real estate firms. Outstanding loans decreased $3.1 billion at June 30, 2012 compared to December 31, 2011 due to paydowns outpacing new originations and renewals.

The portfolio remained diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 20 percent of commercial real estate loans and leases at June 30, 2012 and December 31, 2011. For more information on geographic and property concentrations, see Table 49.

Credit quality for commercial real estate continued to show signs of improvement; however, the recovery is generally slow across commercial real estate markets, with the recovery varying by property type. Nonperforming commercial real estate loans and foreclosed properties decreased 35 percent compared to December 31, 2011, primarily in the non-residential portfolio. Reservable criticized balances decreased $4.8 billion primarily due to declines in the non-residential portfolio. For the three and six months ended June 30, 2012, net charge-offs decreased $86 million and $242 million compared to the same periods in 2011 due to improvement in both the residential and non-residential portfolios.

Table 49 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate which is dependent on the sale or lease of the real estate as the primary source of repayment.

Table 49
Outstanding Commercial Real Estate Loans
(Dollars in millions)	June 30 2012	December 31 2011
By Geographic Region
California	$7,834	$7,957
Northeast	6,256	6,554
Southwest	4,631	5,243
Southeast	4,462	4,844
Midwest	3,464	4,051
Florida	2,220	2,502
Midsouth	1,744	1,751
Northwest	1,657	1,574
Illinois	1,630	1,871
Non-U.S.	1,547	1,824
Other (1)	1,090	1,425
Total outstanding commercial real estate loans	$36,535	$39,596
By Property Type
Non-residential
Office	$7,066	$7,571
Multi-family rental	5,589	6,105
Shopping centers/retail	5,387	5,985
Industrial/warehouse	3,669	3,988
Hotels/motels	2,915	2,653
Multi-use	2,819	3,218
Land and land development	1,252	1,599
Other	5,943	6,050
Total non-residential	34,640	37,169
Residential	1,895	2,427
Total outstanding commercial real estate loans	$36,535	$39,596

(1)
Includes unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

For the three and six months ended June 30, 2012, we continued to see improvements in both the residential and non-residential portfolios, however, certain portions of the non-residential portfolio remain at risk as occupancy rates, rental rates and commercial property prices remain under pressure. We use a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Tables 50 and 51 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 49, 50 and 51 includes condominiums and other residential real estate. Other property types in Tables 49, 50 and 51 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants, as well as unsecured loans to borrowers whose primary business is commercial real estate.

Table 50
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Non-residential
Office	$486	$807	$1,232	$2,375
Multi-family rental	229	339	753	1,604
Shopping centers/retail	344	561	861	1,378
Industrial/warehouse	335	521	733	1,317
Hotels/motels	161	173	589	716
Multi-use	229	345	661	971
Land and land development	378	530	464	749
Other	145	223	505	997
Total non-residential	2,307	3,499	5,798	10,107
Residential	624	993	906	1,418
Total commercial real estate	$2,931	$4,492	$6,704	$11,525

(1)	Includes commercial foreclosed properties of $433 million and $612 million at June 30, 2012 and December 31, 2011.

(2)	Includes loans, SBLCs and bankers’ acceptances and excludes loans accounted for under the fair value option.

Table 51
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Non-residential
Office	$40	$(10)	$99	$24	2.21%	(0.46)%	2.72%	0.54%
Multi-family rental	8	20	12	29	0.58	1.14	0.43	0.80
Shopping centers/retail	21	22	29	110	1.50	1.25	1.01	3.09
Industrial/warehouse	9	6	24	26	0.93	0.49	1.25	1.10
Hotels/motels	2	3	3	11	0.33	0.48	0.24	0.86
Multi-use	28	13	39	22	4.00	1.29	2.64	1.10
Land and land development	(79)	42	(73)	92	(23.51)	7.85	(10.28)	8.35
Other	—	(4)	8	(2)	0.04	(0.23)	0.26	(0.11)
Total non-residential	29	92	141	312	0.34	0.87	0.79	1.45
Residential	48	71	68	139	9.49	8.30	6.31	7.57
Total commercial real estate	$77	$163	$209	$451	0.83	1.43	1.10	1.93

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At June 30, 2012, total committed non-residential exposure was $51.9 billion compared to $53.1 billion at December 31, 2011, of which $34.6 billion and $37.2 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties were $2.3 billion and $3.5 billion at June 30, 2012 and December 31, 2011, which represented 6.60 percent and 9.29 percent of total non-residential loans and foreclosed properties. The decline in nonperforming loans and foreclosed properties in the non-residential portfolio was driven by decreases in the office, shopping centers/retail, industrial/warehouse, and land and land development property types. Non-residential utilized reservable criticized exposure decreased to $5.8 billion, or 15.65 percent of non-residential utilized reservable exposure, at June 30, 2012 compared to $10.1 billion, or 25.34 percent, at December 31, 2011. The decrease in reservable criticized exposure was driven primarily by office, multi-family rental, and industrial/warehouse property types. For the non-residential portfolio, net charge-offs decreased $63 million and $171 million for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to improving appraisal values, improved borrower credit profiles and higher recoveries.

At June 30, 2012, we had committed residential exposure of $3.2 billion compared to $3.9 billion at December 31, 2011, of which $1.9 billion and $2.4 billion were funded secured loans. The decline in residential committed exposure was due to repayments, net charge-offs, and continued risk reduction and mitigation initiatives in line with our portfolio strategy. Residential nonperforming loans and foreclosed properties decreased $369 million compared to December 31, 2011 due to repayments, a decline in the volume of loans being downgraded to nonaccrual status and net charge-offs. Residential utilized reservable criticized exposure decreased $512 million to $906 million at June 30, 2012 due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 31.27 percent and 45.83 percent at June 30, 2012 compared to 38.89 percent and 54.65 percent at December 31, 2011. Net charge-offs for the residential portfolio decreased $23 million and $71 million for the three and six months ended June 30, 2012 compared to the same periods in 2011.

At June 30, 2012 and December 31, 2011, the commercial real estate loan portfolio included $8.5 billion and $10.9 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. The decline in construction and land development loans was driven by repayments, net charge-offs and continued risk mitigation initiatives which outpaced new originations. This portfolio is mostly secured and diversified across property types and geographic regions but faces continuing challenges in the housing and rental markets. Weak rental demand and cash flows, along with depressed property valuations of land, have contributed to elevated levels of reservable criticized exposure, nonperforming loans and foreclosed properties, and net charge-offs. Reservable criticized construction and land development loans totaled $3.0 billion and $4.9 billion, and nonperforming construction and land development loans and foreclosed properties totaled $1.2 billion and $2.1 billion at June 30, 2012 and December 31, 2011. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. Loans generally continue to be classified as construction loans until operating cash flows reach appropriate levels or the loans are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

The non-U.S. commercial loan portfolio is managed primarily in Global Banking. Outstanding loans, excluding loans accounted for under the fair value option, decreased $1.6 billion from December 31, 2011 primarily due to a reduction in corporate loans. Net charge-offs decreased $6 million and $114 million for the three and six months ended June 30, 2012 compared to the same periods in 2011. For additional information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 114.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card and small business loans managed in CBB. U.S. small business commercial net charge-offs decreased $92 million and $219 million for the three and six months ended June 30, 2012 compared to the same periods in 2011 driven by improvements in delinquencies, collections and bankruptcies resulting from an improved economic environment as well as the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 62 percent and 64 percent were credit card-related products for the three and six months ended June 30, 2012 compared to 73 percent and 74 percent for the same periods in 2011.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is managed primarily in Global Banking. Outstanding commercial loans accounted for under the fair value option increased $575 million to an aggregate fair value of $7.2 billion at June 30, 2012 compared to December 31, 2011 primarily due to increased corporate borrowings under bank credit facilities. We recorded net gains (losses) of $(53) million and $75 million during the three and six months ended June 30, 2012, compared to $(37) million and $69 million for the same periods in 2011 resulting from changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $948 million and $1.2 billion at June 30, 2012 and December 31, 2011 which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $21.8 billion and $25.7 billion at June 30, 2012 and December 31, 2011. We recorded net gains (losses) of $(112) million and $292 million during the three and six months ended June 30, 2012 compared to $(76) million and $56 million for the same periods in 2011 resulting from changes in the fair value of commitments and letters of credit. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 52 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2012 and 2011. Nonperforming commercial loans and leases decreased $1.0 billion and $1.6 billion during the three and six months ended June 30, 2012 to $4.7 billion compared to $6.3 billion at December 31, 2011 driven by paydowns, sales and charge-offs outpacing new nonperforming loans. Approximately 92 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 49 percent are contractually current. Commercial nonperforming loans are carried at approximately 65 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less estimated costs to sell.

Table 52
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Nonperforming loans and leases, beginning of period	$5,751	$9,131	$6,337	$9,836
Additions to nonperforming loans and leases:
New nonperforming loans and leases	788	1,042	1,387	2,341
Advances	14	52	38	119
Reductions in nonperforming loans and leases:
Paydowns	(806)	(1,023)	(1,379)	(1,787)
Sales	(392)	(141)	(529)	(388)
Returns to performing status (3)	(152)	(362)	(297)	(682)
Charge-offs (4)	(379)	(290)	(670)	(778)
Transfers to foreclosed properties	(109)	(241)	(172)	(441)
Transfers to loans held-for-sale	—	(63)	—	(115)
Total net reductions to nonperforming loans and leases	(1,036)	(1,026)	(1,622)	(1,731)
Total nonperforming loans and leases, June 30	4,715	8,105	4,715	8,105
Foreclosed properties, beginning of period	510	725	612	725
Additions to foreclosed properties:
New foreclosed properties	83	130	127	261
Reductions in foreclosed properties:
Sales	(137)	(151)	(260)	(271)
Write-downs	(23)	(26)	(46)	(37)
Total net reductions to foreclosed properties	(77)	(47)	(179)	(47)
Total foreclosed properties, June 30	433	678	433	678
Nonperforming commercial loans, leases and foreclosed properties, June 30	$5,148	$8,783	$5,148	$8,783
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	1.52%	2.71%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	1.66	2.93

(1)	Balances do not include nonperforming LHFS of $756 million and $1.3 billion at June 30, 2012 and 2011.

(2)	Includes U.S. small business commercial activity.

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

Table 53 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For additional information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 53
Commercial Troubled Debt Restructurings
	June 30, 2012			December 31, 2011
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,461	$577	$884	$1,329	$531	$798
Commercial real estate	1,387	797	590	1,675	1,076	599
Non-U.S. commercial	108	93	15	54	38	16
U.S. small business commercial	284	—	284	389	—	389
Total commercial troubled debt restructurings	$3,240	$1,467	$1,773	$3,447	$1,645	$1,802

Industry Concentrations

Table 54 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. The decrease in commercial committed exposure of $26.1 billion from December 31, 2011 to June 30, 2012 was driven by decreases primarily in government and public education, healthcare equipment and services, and consumer services.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration, experienced a decline in committed exposure of $1.7 billion, or two percent, at June 30, 2012 compared to December 31, 2011. This decrease was primarily driven by decreases in derivative exposure partially offset by an increase in margin loans.

Real estate, our second largest industry concentration, experienced a decline in committed exposure of $2.7 billion, or four percent, at June 30, 2012 compared to December 31, 2011 primarily due to paydowns and sales which outpaced new originations and renewals as we continue to focus on exiting higher risk assets. Real estate construction and land development exposure represented 18 percent of the total real estate industry committed exposure at June 30, 2012, down from 20 percent at December 31, 2011. For more information on commercial real estate and related portfolios, see Commercial Real Estate on page 104.

Committed exposure in government and public education decreased $3.0 billion, or five percent, at June 30, 2012 compared to December 31, 2011 primarily driven by decreases in loans and SBLCs partially offset by an increase in derivatives. Healthcare equipment and services committed exposure decreased by $2.8 billion, or six percent, at June 30, 2012 compared to December 31, 2011 with the decrease concentrated in the managed health care and hospitals not-for-profit sectors. Consumer services committed exposure decreased $2.7 billion, or seven percent, at June 30, 2012 compared to December 31, 2011 reflecting lower exposure to education, restaurants and gaming. Capital goods committed exposure decreased $2.0 billion, or four percent, at June 30, 2012 compared to December 31, 2011 primarily due to lower exposure to one large relationship.

Our committed state and municipal exposure of $41.3 billion at June 30, 2012 consisted of $31.6 billion of commercial utilized exposure (including $16.6 billion of funded loans, $10.7 billion of SBLCs and $4.0 billion of derivative assets) and unfunded commercial exposure of $9.7 billion (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 54. Economic conditions continue to impact debt issued by state and local municipalities and certain exposures to these municipalities. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications surrounding certain at-risk counterparties and/or sectors are regularly circulated ensuring exposure levels are in compliance with established concentration guidelines.

Table 54
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Diversified financials	$60,797	$64,957	$93,272	$94,969
Real estate (2)	44,420	48,138	59,886	62,566
Government and public education	41,816	43,090	53,991	57,021
Capital goods	22,850	24,025	45,987	48,013
Healthcare equipment and services	30,171	31,298	45,385	48,141
Retailing	26,861	25,478	45,159	46,290
Banks	34,209	35,231	38,310	38,735
Materials	19,236	19,384	36,710	38,070
Consumer services	22,672	24,445	35,795	38,498
Energy	14,030	15,151	31,487	32,074
Food, beverage and tobacco	14,441	15,904	31,019	30,501
Commercial services and supplies	18,388	20,089	29,564	30,831
Utilities	8,675	8,102	23,444	24,552
Media	11,099	11,447	20,215	21,158
Transportation	12,784	12,683	19,505	19,036
Individuals and trusts	13,937	14,993	17,298	19,001
Insurance, including monolines	8,832	10,090	15,312	16,157
Pharmaceuticals and biotechnology	4,457	4,141	11,555	11,328
Technology hardware and equipment	4,643	5,247	10,694	12,173
Religious and social organizations	7,842	8,536	10,361	11,160
Software and services	4,464	4,304	10,134	9,579
Telecommunication services	3,792	4,297	9,756	10,424
Consumer durables and apparel	3,997	4,505	8,192	8,965
Automobiles and components	3,277	2,813	7,583	7,178
Food and staples retailing	3,191	3,273	6,470	6,476
Other	4,558	4,888	7,338	7,636
Total commercial credit exposure by industry	$445,439	$466,509	$724,422	$750,532
Net credit default protection purchased on total commitments (3)			$(18,697)	$(19,356)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. See Risk Mitigation on page 111 for additional information.

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

We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 55 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty credit valuation adjustment.

Table 55
Derivative Credit Exposures
(Dollars in millions)			June 30 2012	December 31 2011
Notional amount of monoline exposure			$14,314	$21,070

Mark-to-market			$1,428	$1,766
Counterparty credit valuation adjustment (1)			(255)	(417)
Net mark-to-market			$1,173	$1,349
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gains (losses) from credit valuation changes	$27	$(261)	$131	$(668)

(1)	Covered 18 percent and 24 percent of mark-to-market exposure at June 30, 2012 and December 31, 2011.

The notional amount of monoline exposure at June 30, 2012 decreased $6.8 billion from December 31, 2011 due to terminations, paydowns and maturities of monoline contracts.

We also have indirect exposure to monolines as we invest in securities where the issuers have purchased wraps. For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the rating agencies downgrade the monolines, the credit rating of the bond may fall and this may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to the purchased insurance for recovery. Investments in securities with purchased wraps issued by municipalities and corporations had a notional value of $47 million at June 30, 2012 compared to $150 million at December 31, 2011. The market value of the investment exposure was $9 million at June 30, 2012 compared to $89 million at December 31, 2011.

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.

At June 30, 2012 and December 31, 2011, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $18.7 billion and $19.4 billion. The mark-to-market effects resulted in net gains (losses) of $124 million and $(369) million for the three and six months ended June 30, 2012, compared to $(12) million and $(209) million for the same periods in 2011. Table 56 presents the average Value-at-Risk (VaR) for these derivatives. See Trading Risk Management on page 123 for a description of our VaR calculation for the market-based trading portfolio.

Table 56
Credit Derivative Value-at-Risk
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Average	$58	$47	$63	$52
Credit exposure average	80	57	86	55
Combined average (1)	20	31	23	35

(1)	Reflects the diversification effect between net credit default protection hedging our credit exposure and the related credit exposure.

Tables 57 and 58 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2012 and December 31, 2011.

Table 57
Net Credit Default Protection by Maturity Profile
	June 30 2012	December 31 2011
Less than or equal to one year	14%	16%
Greater than one year and less than or equal to five years	80	78
Greater than five years	6	6
Total net credit default protection	100%	100%

Table 58
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	June 30, 2012		December 31, 2011
Ratings (2, 3)	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
AAA	$(209)	1.1%	$(32)	0.2%
AA	(707)	3.8	(779)	4.0
A	(8,051)	43.1	(7,184)	37.1
BBB	(6,972)	37.3	(7,436)	38.4
BB	(1,106)	5.9	(1,527)	7.9
B	(1,211)	6.5	(1,534)	7.9
CCC and below	(494)	2.6	(661)	3.4
NR (4)	53	(0.3)	(203)	1.1
Total net credit default protection	$(18,697)	100.0%	$(19,356)	100.0%

(1)	Represents net credit default protection (purchased) sold.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment-grade.

(4)
In addition to names that have not been rated, “NR” includes $9 million in net credit default swap index positions at December 31, 2011 (none at June 30, 2012). While index positions are principally investment grade, credit default swap indices include names in and across each of the ratings categories.

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

Table 59 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts and collateral with that counterparty. For information on our written credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 59 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 3 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 59
Credit Derivatives
	June 30, 2012		December 31, 2011
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,647,119	$12,708	$1,944,764	$14,163
Total return swaps/other	36,366	859	17,519	776
Total purchased credit derivatives	1,683,485	13,567	1,962,283	14,939
Written credit derivatives:
Credit default swaps	1,591,226	n/a	1,885,944	n/a
Total return swaps/other	55,208	n/a	17,838	n/a
Total written credit derivatives	1,646,434	n/a	1,903,782	n/a
Total credit derivatives	$3,329,919	$13,567	$3,866,065	$14,939
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record a counterparty credit risk valuation adjustment on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the market quotes on derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit risk valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparty. Table 60 presents credit valuation gains/losses, net of hedges, for the three and six months ended June 30, 2012 and 2011. Credit valuation losses for the three months ended June 30, 2012 were due to decreased counterparty creditworthiness offset by hedge results. Credit valuation gains for the six months ended June 30, 2012 were due to improved counterparty creditworthiness partially offset by hedge results. For information on our monoline counterparty credit risk, see Monoline and Related Exposure on page 110.

Table 60
Credit Valuation Activity
	Three Months Ended June 30						Six Months Ended June 30
	2012			2011			2012			2011
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation gains (losses)	$(313)	$326	$13	$(592)	$441	$(151)	$200	$(38)	$162	$(444)	$(173)	$(617)

Non-U.S. Portfolio

Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. Management oversight of country risk, including cross-border risk, is provided by the Country Credit Risk Committee, formally known as the Regional Risk Committee, a subcommittee of the CRC. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (for example, related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance, rather than through the country risk governance.

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

As presented in Table 61, non-U.S. exposure to borrowers or counterparties in emerging markets increased $1.6 billion to $61.1 billion at June 30, 2012 compared to $59.5 billion at December 31, 2011. The increase was primarily due to increases in Central and Eastern Europe, Middle East and Africa, and Asia, partially offset by a decrease in Latin America. Non-U.S. exposure to borrowers or counterparties in emerging markets represented 33 percent and 31 percent of total non-U.S. exposure at June 30, 2012 and December 31, 2011.

Table 61
Selected Emerging Markets (1)
(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Net Counterparty Exposure (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Selected Emerging Market Exposure at June 30, 2012	Increase (Decrease) from December 31, 2011
Region/Country
Asia Pacific
India	$4,615	$1,156	$651	$2,756	$9,178	$328	$9,506	$(976)
China	4,213	206	913	2,063	7,395	314	7,709	555
South Korea	1,182	1,028	437	2,824	5,471	1,800	7,271	(52)
Hong Kong	533	545	346	857	2,281	1,806	4,087	926
Singapore	597	134	463	1,598	2,792	—	2,792	(155)
Taiwan	523	21	142	940	1,626	780	2,406	19
Thailand	81	10	48	858	997	—	997	302
Other Asia Pacific (7)	764	42	175	700	1,681	—	1,681	(116)
Total Asia Pacific	$12,508	$3,142	$3,175	$12,596	$31,421	$5,028	$36,449	$503
Latin America
Brazil	$2,073	$138	$380	$2,496	$5,087	$2,363	$7,450	$(714)
Mexico	2,063	383	332	723	3,501	—	3,501	(489)
Chile	1,078	54	258	16	1,406	22	1,428	(179)
Other Latin America (7)	575	411	31	301	1,318	156	1,474	(30)
Total Latin America	$5,789	$986	$1,001	$3,536	$11,312	$2,541	$13,853	$(1,412)
Middle East and Africa
United Arab Emirates	$2,195	$46	$170	$66	$2,477	$—	$2,477	$770
South Africa	505	48	158	9	720	—	720	57
Saudi Arabia	167	72	445	4	688	22	710	2
Other Middle East and Africa (7)	677	109	104	206	1,096	8	1,104	(89)
Total Middle East and Africa	$3,544	$275	$877	$285	$4,981	$30	$5,011	$740
Central and Eastern Europe
Russian Federation	$1,999	$326	$30	$160	$2,515	$11	$2,526	$602
Turkey	1,190	553	34	449	2,226	89	2,315	1,146
Other Central and Eastern Europe (7)	103	229	163	404	899	—	899	3
Total Central and Eastern Europe	$3,292	$1,108	$227	$1,013	$5,640	$100	$5,740	$1,751
Total emerging market exposure	$25,133	$5,511	$5,280	$17,430	$53,354	$7,699	$61,053	$1,582

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. At June 30, 2012 and December 31, 2011, there was $2.9 billion and $1.7 billion in emerging market exposure accounted for under the fair value option.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Net counterparty exposure includes the fair value of derivatives and secured financing transactions. Derivatives have been reduced by $1.4 billion in collateral, predominantly in cash, pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of repurchase transactions was $5.0 billion at June 30, 2012.

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

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure was $17.3 billion and $18.7 billion at June 30, 2012 and December 31, 2011. Local liabilities at June 30, 2012 in Asia Pacific, Latin America, and Middle East and Africa were $15.0 billion, $1.9 billion and $318 million, respectively, of which $6.3 billion was in Singapore, $2.6 billion in China, $1.6 billion in Hong Kong, $1.4 billion in both India and Mexico, $854 million in Korea, $653 million in Thailand, $593 million in Malaysia, $586 million in Taiwan and $545 million in Brazil. There were no other countries with available local liabilities funding local country exposure greater than $500 million.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, and Other Central and Eastern Europe had total non-U.S. exposure of more than $500 million.

At both June 30, 2012 and December 31, 2011, 60 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific increased by $503 million with growth in Hong Kong, China and Thailand partially offset by a decrease in other financing and net counterparty exposure in India. Our investment in CCB was $716 million at both June 30, 2012 and December 31, 2011. For more information on our investment in CCB, see Note 4 – Securities to the Consolidated Financial Statements.

At June 30, 2012 and December 31, 2011, 23 percent and 26 percent of the emerging markets exposure was in Latin America. Latin America emerging markets exposure decreased $1.4 billion driven by a decrease in local country exposure in Brazil and a decrease in loans and securities in Mexico.

At June 30, 2012 and December 31, 2011, eight percent and seven percent of the emerging markets exposure was in the Middle East and Africa. At June 30, 2012 and December 31, 2011, nine percent and seven percent of the emerging markets exposure was in Central and Eastern Europe.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market sentiment continued to evolve during the three and six months ended June 30, 2012 driven most recently by concerns over Greece's ability to meet conditions precedent to continued funding under various support programs and the viability of Spain's banking sector and its impact on the solvency of the Spanish government. The lack of a clear resolution to the crisis and fears of contagion continue to contribute to market uncertainty.

Table 62 shows our direct sovereign and non-sovereign exposures, excluding consumer credit card exposure, in these countries at June 30, 2012. Our total sovereign and non-sovereign exposure to these countries was $14.5 billion at June 30, 2012 compared to $15.2 billion at December 31, 2011. The total exposure to these countries, net of previously unapplied hedges, was $9.6 billion at June 30, 2012 compared to $10.3 billion at December 31, 2011, of which $252 million and $362 million was total sovereign exposure. At both June 30, 2012 and December 31, 2011, the fair value of unapplied hedges and net credit default protection purchased was $4.9 billion.

We hedge certain of our selected European country exposure with credit default protection in the form of credit default swaps (CDS). The majority of our CDS contracts are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities to a diverse set of counterparties. We work to limit mismatches in maturities between our exposures and the CDS we use to hedge them. However, there may be instances where the protection purchased has a different maturity from the exposure for which the protection was purchased, in which case, those exposures and hedges are subject to more active monitoring and management.

The gross notional amount of single-name CDS protection purchased and sold on reference assets in Greece, Ireland, Italy, Portugal and Spain at June 30, 2012 was $74.0 billion and $68.6 billion, of which $32.9 billion and $30.0 billion were sovereign. After the consideration of legally-enforceable counterparty master netting agreements, the gross notional CDS protection purchased and sold on those same reference assets at June 30, 2012 was $19.8 billion and $14.3 billion, of which $9.9 billion and $7.2 billion were sovereign.

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

In addition to our direct sovereign and non-sovereign exposures, a significant deterioration in the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes, disruptions in capital markets, widening of credit spreads of U.S. and other financial institutions, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For additional information on the debt crisis in Europe, see Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Table 62
Selected European Countries
(Dollars in millions)	Funded Loans and Loan Equivalents (1)	Unfunded Loan Commitments	Net Counter-party Exposure (2)	Securities/ Other Investments (3)	Country Exposure at June 30, 2012	Hedges and Credit Default Protection (4)	Net Country Exposure at June 30, 2012 (5)	Increase(Decrease) from December 31, 2011
Greece
Sovereign	$—	$—	$—	$6	$6	$—	$6	$(23)
Financial Institutions	—	—	10	12	22	(4)	18	21
Corporates	311	106	21	30	468	(1)	467	33
Total Greece	$311	$106	$31	$48	$496	$(5)	$491	$31
Ireland
Sovereign	$17	$—	$17	$8	$42	$—	$42	$(79)
Financial Institutions	121	328	157	395	1,001	(14)	987	189
Corporates	1,054	291	74	31	1,450	(19)	1,431	(64)
Total Ireland	$1,192	$619	$248	$434	$2,493	$(33)	$2,460	$46
Italy
Sovereign	$—	$—	$1,656	$526	$2,182	$(1,701)	$481	$267
Financial Institutions	1,826	211	111	201	2,349	(559)	1,790	59
Corporates	1,844	1,512	173	175	3,704	(1,221)	2,483	(427)
Total Italy	$3,670	$1,723	$1,940	$902	$8,235	$(3,481)	$4,754	$(101)
Portugal
Sovereign	$—	$—	$44	$—	$44	$(65)	$(21)	$(12)
Financial Institutions	15	—	13	60	88	(13)	75	71
Corporates	148	71	15	46	280	(172)	108	47
Total Portugal	$163	$71	$72	$106	$412	$(250)	$162	$106
Spain
Sovereign	$36	$6	$28	$1	$71	$(327)	$(256)	$(263)
Financial Institutions	49	13	138	148	348	(73)	275	(387)
Corporates	1,609	632	153	63	2,457	(746)	1,711	(158)
Total Spain	$1,694	$651	$319	$212	$2,876	$(1,146)	$1,730	$(808)
Total
Sovereign	$53	$6	$1,745	$541	$2,345	$(2,093)	$252	$(110)
Financial Institutions	2,011	552	429	816	3,808	(663)	3,145	(47)
Corporates	4,966	2,612	436	345	8,359	(2,159)	6,200	(569)
Total Selected European exposure	$7,030	$3,170	$2,610	$1,702	$14,512	$(4,915)	$9,597	$(726)

(1)
Includes loans, leases, overdrafts, acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees, which have not been reduced by collateral, hedges or credit default protection. Funded loans are reported net of charge-offs, prior to any impairment provision.

(2)
Net counterparty exposure includes the fair value of derivatives and secured financing transactions. Derivatives have been reduced by $3.7 billion in collateral, predominantly in cash, pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of the repurchase transactions was $732 million at June 30, 2012. Counterparty exposure has not been reduced by hedges or credit default protection.

(3)	Securities exposures are reduced by hedges and short positions on a single-name basis to but not below zero.

(4)
Represents unapplied net credit default protection purchased, including $(2.8) billion in net credit default protection purchased to hedge loans and securities, $(2.1) billion in additional credit default protection to hedge derivative assets and $(49) million in other short positions. Based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)	Represents country exposure less the fair value of hedges and credit default protection.

Provision for Credit Losses

The provision for credit losses decreased $1.5 billion to $1.8 billion, and decreased $2.9 billion to $4.2 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011. The provision for credit losses was $1.9 billion and $3.5 billion lower than net charge-offs for the three and six months ended June 30, 2012 resulting in reductions in the allowance for credit losses. This compared to reductions of $2.4 billion and $4.6 billion in the allowance for credit losses for the three and six months ended June 30, 2011. Absent unexpected deterioration in the economy, we expect reductions in the allowance for loan and lease losses, excluding the valuation allowance for PCI loans, to continue in the near term, though at a slower pace than in 2011.

The provision for credit losses for the consumer portfolio decreased $2.0 billion to $1.7 billion, and decreased $3.3 billion to $4.4 billion for the three and six months ended June 30, 2012 compared to the same periods in 2011 driven by lower credit costs in the home equity and residential mortgage loan portfolios due to improved portfolio trends, including lower reserve additions in our PCI portfolios, partially offset by stabilizing portfolio trends in the U.S. credit card and unsecured lending portfolio within CBB. The provision for credit losses related to the consumer PCI loan portfolios was $6 million and $493 million for the three and six months ended June 30, 2012 compared to $412 million and $2.0 billion for the same periods in 2011.

The provision for credit losses for the commercial portfolio, net of the provision benefit for unfunded lending commitments, increased $563 million to $40 million, and $450 million to a benefit of $186 million for the three and six months ended June 30, 2012 compared to the same periods in 2011 due to stabilization in the credit quality of the core commercial portfolio.

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

The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses but they are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of June 30, 2012, the loss forecast process resulted in reductions in the allowance for all major consumer portfolios.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. When estimating the allowance for loan and lease losses, management relies not only on models derived from historical experience but also on its judgment in considering the effect on probable losses inherent in the portfolios due to the current macroeconomic environment and trends, inherent uncertainty in models and other qualitative factors. As of June 30, 2012, updates to the loan risk ratings and portfolio composition resulted in reductions in the allowance for all commercial portfolios.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 64 was $27.0 billion at June 30, 2012, a decrease of $2.7 billion from December 31, 2011. This decrease was primarily due to improving economic conditions and improvement in delinquencies and bankruptcies in the U.S. credit card and unsecured consumer lending portfolios in CBB as well as lower levels of projected losses in the non-PCI home equity portfolio. With respect to the consumer PCI loan portfolios, updates to our projected cash flows resulted in a provision of $6 million and $493 million for the three and six months ended June 30, 2012, primarily due to our updated home price outlook. Reserve increases related to the consumer PCI loan portfolios in the three and six months ended June 30, 2011 were $412 million and $2.0 billion.

The allowance for loan and lease losses for the commercial portfolio as presented in Table 64 was $3.3 billion at June 30, 2012, an $835 million decrease from December 31, 2011. The decrease was driven by improvement in economic conditions impacting the core commercial portfolio.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 3.43 percent at June 30, 2012 compared to 3.68 percent at December 31, 2011. The decrease in the ratio was primarily due to improved credit quality and economic conditions which led to the reduction in the allowance for credit losses discussed above. The June 30, 2012 and December 31, 2011 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.50 percent at June 30, 2012 compared to 2.86 percent at December 31, 2011.

Table 63 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and six months ended June 30, 2012 and 2011.

Table 63
Allowance for Credit Losses
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Allowance for loan and lease losses, beginning of period	$32,211	$39,843	$33,783	$41,885
Loans and leases charged off
Residential mortgage	(777)	(1,244)	(1,734)	(2,226)
Home equity	(973)	(1,332)	(2,004)	(2,614)
Discontinued real estate	(19)	(27)	(38)	(52)
U.S. credit card	(1,428)	(2,139)	(2,963)	(4,624)
Non-U.S. credit card	(223)	(498)	(484)	(949)
Direct/Indirect consumer	(308)	(552)	(686)	(1,292)
Other consumer	(61)	(56)	(129)	(111)
Total consumer charge-offs	(3,789)	(5,848)	(8,038)	(11,868)
U.S. commercial (1)	(360)	(440)	(685)	(893)
Commercial real estate	(230)	(299)	(434)	(641)
Commercial lease financing	(20)	(6)	(21)	(17)
Non-U.S. commercial	(12)	(14)	(13)	(114)
Total commercial charge-offs	(622)	(759)	(1,153)	(1,665)
Total loans and leases charged off	(4,411)	(6,607)	(9,191)	(13,533)
Recoveries of loans and leases previously charged off
Residential mortgage	43	140	102	217
Home equity	81	69	155	172
Discontinued real estate	3	1	6	6
U.S. credit card	184	208	388	419
Non-U.S. credit card	88	69	146	118
Direct/Indirect consumer	127	186	279	401
Other consumer	12	13	24	28
Total consumer recoveries	538	686	1,100	1,361
U.S. commercial (2)	83	105	157	267
Commercial real estate	153	136	225	190
Commercial lease financing	6	14	16	24
Non-U.S. commercial	5	1	11	(2)
Total commercial recoveries	247	256	409	479
Total recoveries of loans and leases previously charged off	785	942	1,509	1,840
Net charge-offs	(3,626)	(5,665)	(7,682)	(11,693)
Provision for loan and lease losses	1,840	3,260	4,297	7,176
Other (3)	(137)	(126)	(110)	(56)
Allowance for loan and lease losses, June 30	30,288	37,312	30,288	37,312
Reserve for unfunded lending commitments, beginning of period	651	961	714	1,188
Provision for unfunded lending commitments	(67)	(5)	(106)	(107)
Other (4)	(10)	(59)	(34)	(184)
Reserve for unfunded lending commitments, June 30	574	897	574	897
Allowance for credit losses, June 30	$30,862	$38,209	$30,862	$38,209

(1)
Includes U.S. small business commercial charge-offs of $206 million and $414 million for the three and six months ended June 30, 2012 compared to $304 million and $640 million for the same periods in 2011.

(2)	Includes U.S. small business commercial recoveries of $23 million and $46 million for the three and six months ended June 30, 2012 compared to $29 million and $53 million for the same periods in 2011.

(3)	Represents primarily the impacts of portfolio sales, deconsolidations and foreign currency translation adjustments.

(4)	Represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

Table 63
Allowance for Credit Losses (continued)
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Loan and allowance ratios:
Loans and leases outstanding at June 30 (5)	$883,954	$931,660	$883,954	$931,660
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (5)	3.43%	4.00%	3.43%	4.00%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at June 30 (6)	4.70	5.04	4.70	5.04
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (7)	1.07	1.82	1.07	1.82
Average loans and leases outstanding (5)	$891,185	$929,408	$897,899	$932,352
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	1.64%	2.44%	1.72%	2.53%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (5, 8)	127	135	127	135
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	2.08	1.64	1.96	1.58
Amounts included in allowance for loan and lease losses that are excluded from nonperforming loans and leases at June 30 (9)	$16,327	$19,935	$16,327	$19,935
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at June 30 (9)	59%	63%	59%	63%
Loan and allowance ratios excluding purchased credit-impaired loans:
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (5)	2.50%	3.24%	2.50%	3.24%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at June 30 (6)	3.32	3.95	3.32	3.95
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (7)	1.07	1.82	1.07	1.82
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	1.69	2.54	1.78	2.63
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (5, 8)	90	105	90	105
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs	1.46	1.28	1.38	1.23

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $8.4 billion and $9.6 billion at June 30, 2012 and 2011. Average loans accounted for under the fair value option were $8.3 billion and $8.7 billion for the three and six months ended June 30, 2012 compared to $9.1 billion and $6.4 billion for the same periods in 2011.

(6)	Excludes consumer loans accounted for under the fair value option of $1.2 billion and $5.2 billion at June 30, 2012 and 2011.

(7)	Excludes commercial loans accounted for under the fair value option of $7.2 billion and $4.4 billion at June 30, 2012 and 2011.

(8)	For more information on our definition of nonperforming loans, see pages 99 and 108.

(9)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses within the loan portfolio, without restriction. Table 64 presents our allocation by product type.

Table 64
Allocation of the Allowance for Credit Losses by Product Type
	June 30, 2012			December 31, 2011
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$5,899	19.48%	2.33%	$5,935	17.57%	2.26%
Home equity	11,994	39.60	10.16	13,094	38.76	10.50
Discontinued real estate	2,071	6.84	20.59	2,050	6.07	18.48
U.S. credit card	5,228	17.26	5.54	6,322	18.71	6.18
Non-U.S. credit card	777	2.57	5.79	946	2.80	6.56
Direct/Indirect consumer	875	2.89	1.05	1,153	3.41	1.29
Other consumer	144	0.47	5.59	148	0.44	5.50
Total consumer	26,988	89.11	4.70	29,648	87.76	4.88
U.S. commercial (2)	2,016	6.66	1.02	2,441	7.23	1.26
Commercial real estate	967	3.19	2.65	1,349	3.99	3.41
Commercial lease financing	80	0.26	0.37	92	0.27	0.42
Non-U.S. commercial	237	0.78	0.44	253	0.75	0.46
Total commercial (3)	3,300	10.89	1.07	4,135	12.24	1.33
Allowance for loan and lease losses	30,288	100.00%	3.43	33,783	100.00%	3.68
Reserve for unfunded lending commitments	574			714
Allowance for credit losses (4)	$30,862			$34,497

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $172 million and $906 million and discontinued real estate loans of $1.0 billion and $1.3 billion at June 30, 2012 and December 31, 2011. Commercial loans accounted for under the fair value option include U.S. commercial loans of $1.9 billion and $2.2 billion and non-U.S. commercial loans of $5.3 billion and $4.4 billion at June 30, 2012 and December 31, 2011.

(2) Includes allowance for U.S. small business commercial loans of $812 million and $893 million at June 30, 2012 and December 31, 2011.
(3) Includes allowance for loan and lease losses for impaired commercial loans of $422 million and $545 million at June 30, 2012 and December 31, 2011.
(4) Includes $9.0 billion and $8.5 billion of valuation allowance presented with the allowance for credit losses related to PCI loans at June 30, 2012 and December 31, 2011.

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

The reserve for unfunded lending commitments at June 30, 2012 was $574 million, $140 million lower than December 31, 2011 driven by improved credit quality in the unfunded portfolio and accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions.

Market Risk Management

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. This risk is inherent in the financial instruments associated with our operations and/or activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Market-sensitive assets and liabilities are generated through loans and deposits associated with our traditional banking business, customer and other trading operations, the ALM process, credit risk mitigation activities and mortgage banking activities. In the event of market volatility, factors such as underlying market movements and liquidity have an impact on the results of the Corporation. For additional information on our market risk management process, see pages 89 through 96 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Trading Risk Management

Trading-related revenues represent the amount earned from trading positions, including trading-related net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities and derivative positions are reported at fair value. For more information on fair value, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenues can be volatile and are largely driven by general market conditions and customer demand. Also, trading-related revenues are dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment.

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2012 compared to the three months ended March 31, 2012. During the three months ended June 30, 2012, positive trading-related revenue was recorded for 95 percent, or 60 of the 63 trading days of which 75 percent (47 days) were daily trading gains of over $25 million and the largest loss was $11 million. These results can be compared to the three months ended March 31, 2012, where positive trading-related revenue was recorded for 100 percent (62 days) of the trading days of which 95 percent (59 days) were daily trading gains of over $25 million. There were no daily trading losses recorded during the three months ended March 31, 2012.

Histogram of Daily Trading-related Revenue
Number of Days
25
20
15
10
5
0
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended June 30, 2012
Three Months Ended March 31, 2012

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

Our VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year. The number of actual backtesting excesses observed is dependent on current market performance relative to historic market volatility. Actual losses did not exceed daily trading VaR in the twelve months ended June 30, 2012 or the twelve months ended June 30, 2011. The graph below shows daily trading-related revenue and VaR for the twelve months ended June 30, 2012.
Table 65 presents average, high and low daily trading VaR for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, as well as average daily trading VaR for the six months ended June 30, 2012 and 2011.

Table 65
Trading Activities Market Risk VaR
	Three Months Ended June 30, 2012			Three Months Ended March 31, 2012			Three Months Ended June 30, 2011			Six Months Ended June 30
										2012	2011
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	Average
Foreign exchange	$19.8	$27.1	$15.1	$19.0	$24.4	$11.5	$14.3	$34.6	$6.0	$19.4	$21.4
Interest rate	49.2	67.1	31.2	49.5	75.3	32.5	63.6	76.6	49.5	49.4	56.2
Credit	37.4	53.9	31.1	50.3	66.7	35.9	133.6	155.3	97.3	43.8	135.9
Real estate/mortgage	32.3	40.4	28.3	36.9	45.0	31.2	100.2	138.9	72.5	34.6	97.0
Equities	23.9	35.5	16.1	40.7	54.8	28.6	55.2	79.5	32.1	32.2	52.7
Commodities	11.9	15.2	7.2	13.1	16.6	8.4	23.7	33.8	15.9	12.5	23.8
Portfolio diversification	(112.0)	—	—	(125.4)	—	—	(161.4)	—	—	(118.7)	(180.3)
Total trading-related portfolio	$62.5	$85.5	$48.5	$84.1	$114.5	$50.1	$229.2	$318.6	$140.9	$73.2	$206.7

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

The $22 million decrease in average VaR during the three months ended June 30, 2012 was primarily due to lower client activity during the period and is reflected primarily in the decreases in equities and credit where average VaR decreased $17 million and $13 million. These decreases were partially offset by a reduction in portfolio diversification VaR of $13 million.

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

Trading Portfolio Stress Testing

Because the very nature of a VaR model suggests results can exceed our estimates, and is dependent on a limited lookback window, we also "stress test" our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from pre-defined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process has been in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 75.

Interest Rate Risk Management for Nontrading Activities

The following discussion presents net interest income excluding the impact of trading-related activities on net interest income.

Interest rate risk represents the most significant market risk exposure to our nontrading balance sheet. Interest rate risk is measured as the potential volatility in net interest income caused by changes in market interest rates. Client-facing activities, primarily lending and deposit-taking, create interest rate sensitive positions on our balance sheet.

We prepare forward-looking forecasts of net interest income. The baseline forecast takes into consideration expected future business growth, ALM positioning and the direction of interest rate movements as implied by the market-based forward curve. We then measure and evaluate the impact that alternative interest rate scenarios have on the baseline forecast in order to assess interest rate sensitivity under varied conditions. The net interest income forecast is frequently updated for changing assumptions and differing outlooks based on economic trends, market conditions and business strategies. Thus, we continually monitor our balance sheet position in an effort to maintain an acceptable level of exposure to interest rate changes.

The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics, but do not include the impact of hedge ineffectiveness. Our overall goal is to manage interest rate risk so that movements in interest rates do not adversely affect net interest income and capital.

The spot and 12-month forward monthly rates used in our baseline forecasts at June 30, 2012 and December 31, 2011 are presented in Table 66.

Table 66
Forward Rates
	June 30, 2012			December 31, 2011
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.46%	1.78%	0.25%	0.58%	2.03%
12-month forward rates	0.25	0.55	2.04	0.25	0.75	2.29

Table 67 shows the pre-tax dollar impact to forecasted net interest income over the next twelve months from June 30, 2012 and December 31, 2011, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they provide a comprehensive view of our interest rate risk exposure and are meaningful in the context of the current rate environment. Given the potential volatility in long end rates and our sensitivity to those rates, we have replaced gradual shocks previously reported with instantaneous shocks. For further discussion of net interest income excluding the impact of trading-related activities, see page 23.

Table 67
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	June 30 2012	December 31 2011
Parallel shifts
+100 bps instantaneous parallel shift	+100	+100	$2,977	$2,883
-50 bps instantaneous parallel shift	-50	-50	(1,695)	(1,795)
Flatteners
Short end instantaneous change	+100	—	1,268	979
Long end instantaneous change	—	-50	(1,473)	(1,319)
Steepeners
Short end instantaneous change	-50	—	(219)	(464)
Long end instantaneous change	—	+100	1,729	1,935

The sensitivity analysis in Table 67 assumes that we take no action in response to these rate shocks. Our net interest income was asset sensitive to a parallel move in interest rates at both June 30, 2012 and December 31, 2011. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM positioning and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At June 30, 2012 and December 31, 2011, we held AFS debt securities with a fair value of $300.0 billion and $276.2 billion. During the three months ended June 30, 2012 and 2011, we purchased AFS debt securities of $32.8 billion and $36.4 billion, sold $20.0 billion and $29.1 billion, and had maturities and received paydowns of $16.0 billion and $11.0 billion. We realized $400 million and $899 million in net gains on sales of debt securities during the three months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, we held $35.2 billion and $35.3 billion of held-to-maturity securities.

During the six months ended June 30, 2012 and 2011, we purchased AFS debt securities of $99.7 billion and $59.8 billion, sold $45.8 billion and $40.0 billion, and had maturities and received paydowns of $31.8 billion and $28.7 billion. We realized $1.2 billion and $1.4 billion in net gains on sales of debt securities during the six months ended June 30, 2012 and 2011.

Accumulated OCI included after-tax net unrealized gains of $3.7 billion and $1.6 billion on AFS debt securities and $16 million and $6.5 billion on AFS marketable equity securities at June 30, 2012 and 2011. For additional information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The amount of pre-tax net unrealized gains on AFS debt securities increased $2.3 billion and $888 million during the three and six months ended June 30, 2012 to $5.9 billion primarily due to the impact of lower interest rates. For additional information on our securities portfolio, see Note 4 – Securities to the Consolidated Financial Statements.

We recognized $6 million and $46 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in the three and six months ended June 30, 2012 compared to $45 million and $133 million for the same periods in the prior year. The recognition of OTTI losses is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At June 30, 2012 and December 31, 2011, our residential mortgage portfolio was $252.6 billion and $262.3 billion which excludes $10.1 billion and $11.1 billion in the discontinued real estate loan portfolio and $1.2 billion and $2.2 billion of consumer loans accounted for under the fair value option. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 98. The $9.7 billion decrease in the six months ended June 30, 2012 was due to new origination volume which was more than offset by paydowns, charge-offs and transfers to foreclosed properties.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

There were $7.9 billion in first-lien mortgages originated by CRES and GWIM, which we retained, compared to $13.0 billion in the prior-year period. Additionally, we repurchased $2.2 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA and received paydowns of $11.9 billion compared to repurchases of $1.7 billion and paydowns of $8.5 billion in the prior-year period. We securitized and retained $21 million in loans during the current period compared to none in the prior-year period. There were no purchases of residential mortgages related to ALM activities during either period. We sold $18 million and $50 million of residential mortgages, all of which were originated residential mortgages. Gains recognized on securitizations completed during the current period and net gains on the sales of residential mortgages in both periods were minimal.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

There were $16.2 billion in first-lien mortgages originated by CRES and GWIM, which we retained, compared to $23.8 billion in the prior-year period. Additionally, we repurchased $2.3 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA and received paydowns of $24.4 billion compared to repurchases of $7.5 billion and paydowns of $20.3 billion in the prior-year period. We securitized and retained $21 million in loans during the current period compared to none in the prior-year period. Additionally, there were no purchases of residential mortgages related to ALM activities compared to $72 million in the prior-year period. We sold $37 million and $73 million of residential mortgages, all of which were originated residential mortgages. Gains recognized on securitizations completed during the current period and net gains on the sales of residential mortgages in both periods were minimal.

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

Changes to the composition of our derivatives portfolio during the six months ended June 30, 2012 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 68 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and estimated duration of our open ALM derivatives at June 30, 2012 and December 31, 2011. These amounts do not include derivative hedges on our MSRs.

Table 68
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			June 30, 2012
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$12,542								6.14
Notional amount		$85,504	$4,972	$7,175	$7,604	$10,263	$11,362	$44,128
Weighted-average fixed-rate		4.30%	2.16%	4.06%	3.79%	4.07%	3.98%	4.81%
Pay-fixed interest rate swaps (1, 2)	(8,529)								13.51
Notional amount		$42,392	$—	$466	$1,230	$3,520	$1,025	$36,151
Weighted-average fixed-rate		3.32%	—%	3.78%	1.65%	2.23%	1.65%	3.53%
Same-currency basis swaps (3)	67
Notional amount		$247,556	$20,547	$75,415	$61,550	$23,676	$23,017	$43,351
Foreign exchange basis swaps (2, 4, 5)	702
Notional amount		216,712	27,716	40,015	47,978	25,586	15,494	59,923
Option products (6)	(1,356)
Notional amount (7)		7,198	—	2,950	600	300	—	3,348
Foreign exchange contracts (2, 5, 8)	3,979
Notional amount (7)		54,433	19,832	6,728	9,762	2,034	2,327	13,750
Futures and forward rate contracts	—
Notional amount (7)		1,760	1,760	—	—	—	—	—
Net ALM contracts	$7,405

			December 31, 2011
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$13,989								5.99
Notional amount		$105,938	$22,422	$8,144	$7,604	$10,774	$11,660	$45,334
Weighted-average fixed-rate		4.09%	2.65%	3.70%	3.79%	4.01%	3.96%	4.98%
Pay-fixed interest rate swaps (1, 2)	(13,561)								12.17
Notional amount		$77,985	$2,150	$1,496	$1,750	$15,026	$8,951	$48,612
Weighted-average fixed-rate		3.29%	1.45%	2.68%	1.80%	2.35%	3.13%	3.76%
Same-currency basis swaps (3)	61
Notional amount		$222,641	$44,898	$83,248	$35,678	$14,134	$17,113	$27,570
Foreign exchange basis swaps (2, 4, 5)	3,409
Notional amount		262,428	60,359	49,161	55,111	20,401	43,360	34,036
Option products (6)	(1,875)
Notional amount (7)		10,413	1,500	2,950	600	300	458	4,605
Foreign exchange contracts (2, 5, 8)	2,522
Notional amount (7)		52,328	20,470	3,556	10,165	2,071	2,603	13,463
Futures and forward rate contracts	153
Notional amount (7)		12,160	12,160	—	—	—	—	—
Net ALM contracts	$4,698

(1)
At June 30, 2012 and December 31, 2011, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and which will not be effective until their respective contractual start dates totaled $263 million and $1.7 billion. The forward starting pay-fixed swap positions at June 30, 2012 and December 31, 2011 were $520 million and $8.8 billion.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged using derivatives designated as fair value hedging instruments that substantially offset the fair values of these derivatives.

(3)
At June 30, 2012 and December 31, 2011, the notional amount of same-currency basis swaps consisted of $247.6 billion and $222.6 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $7.2 billion at June 30, 2012 were comprised of $17 million in purchased caps/floors and $7.2 billion in swaptions. Option products of $10.4 billion at December 31, 2011 were comprised of $30 million in purchased caps/floors and $10.4 billion in swaptions.

(7)	Reflects the net of long and short positions.

(8)
The notional amount of foreign exchange contracts of $54.4 billion at June 30, 2012 was comprised of $35.9 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $432 million in foreign currency-denominated pay-fixed swaps, and $18.9 billion in net foreign currency forward rate contracts. Foreign exchange contracts of $52.3 billion at December 31, 2011 were comprised of $40.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $647 million in foreign currency-denominated pay-fixed swaps and $12.4 billion in net foreign currency forward rate contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.5 billion and $3.8 billion at June 30, 2012 and December 31, 2011. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at June 30, 2012, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.3 billion, or 24 percent, within the next year, 57 percent in years two through five, and 12 percent in years six through ten, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax gains on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by losses on our net investments in consolidated non-U.S. entities at June 30, 2012.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At June 30, 2012 and December 31, 2011, the notional amounts of derivatives economically hedging the IRLCs and residential first mortgage LHFS were $40.0 billion and $14.7 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures, as well as MBS and U.S. Treasuries as economic hedges of MSRs. The notional amounts of the derivative contracts and other securities designated as economic hedges of MSRs were $2.7 trillion and $41.3 billion at June 30, 2012 and $2.6 trillion and $46.3 billion at December 31, 2011. For the three and six months ended June 30, 2012, we recorded gains in mortgage banking income of $1.8 billion and $1.3 billion related to the change in fair value of these economic hedges compared to gains of $1.5 billion and $1.3 billion for the same periods in the prior year. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 36.

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

The Global Compliance organization is responsible for driving a culture of compliance; establishing compliance program standards and policies; executing, monitoring and testing of business controls; performing risk assessments on the businesses’ adherence to laws, rules and standards as well as effectiveness of business controls; delivering compliance risk reporting; and supporting the identification, escalation and reporting of emerging and existing compliance risks and for overseeing remediation of compliance risks and issues executed by the businesses. Global Compliance is also responsible for facilitating processes to effectively manage regulatory changes and build constructive relationships with regulators.

The Board provides oversight of compliance risks through its Audit Committee.

Operational Risk Management

The Corporation defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, not solely in operations functions, and its effects may extend beyond financial losses. Operational risk includes legal risk. Successful operational risk management is particularly important to diversified financial services companies because of the nature, volume and complexity of the financial services business. Global banking guidelines and country-specific requirements for managing operational risk were established in Basel 2 which requires that the Corporation has internal operational risk management processes to assess and measure operational risk exposure and to set aside appropriate capital to address those exposures.

We approach operational risk management from two perspectives to best manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. A sound internal governance structure enhances the effectiveness of the Corporation's Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the Chief Risk Officer and a variety of management committees and risk oversight groups aligned to the Corporation's overall risk governance framework and practices. Of these, the Compliance and Operational Risk Committee (CORC) oversees the Corporation's policies and processes for sound operational management. The CORC also serves as an escalation point for critical operational risk matters within the Corporation. The CORC reports operational risk activities to the Enterprise Risk Committee of the Board.

Within the Global Risk Management organization, the Corporate Operational Risk team develops and guides the strategies, policies, practices, controls and monitoring tools for assessing and managing operational risks across the organization and reports results to the businesses, enterprise control functions, senior management, governance committees and the Board.

The business and enterprise control functions are responsible for all the risks within their units, including operational risks. In addition to enterprise risk management tools such as loss reporting, scenario analysis, and risk and control self assessments, operational risk executives, working in conjunction with senior business executives, have developed key tools to help identify, measure, mitigate and monitor risk in each business and enterprise control function.

Independent review and challenge to the Corporation's overall operational risk management framework is performed by the Corporate Operational Risk Validation Team.

For more information on our operational risk management activities, see page 96 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

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

The more judgmental estimates impacting results for the six months ended June 30, 2012 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

For additional information, see Complex Accounting Estimates on page 97 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

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

Table 69
Level 3 Asset and Liability Summary
	June 30, 2012			December 31, 2011
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$10,263	25.22%	0.47%	$11,455	22.21%	0.54%
Derivative assets	11,397	28.01	0.53	14,366	27.85	0.67
AFS debt securities	5,816	14.29	0.27	8,012	15.53	0.38
All other Level 3 assets at fair value	13,220	32.48	0.61	17,744	34.41	0.83
Total Level 3 assets at fair value (1)	$40,696	100.00%	1.88%	$51,577	100.00%	2.42%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$6,796	72.85%	0.35%	$8,500	73.46%	0.45%
Long-term debt	2,388	25.60	0.12	2,943	25.43	0.15
All other Level 3 liabilities at fair value	145	1.55	0.01	128	1.11	0.01
Total Level 3 liabilities at fair value (1)	$9,329	100.00%	0.48%	$11,571	100.00%	0.61%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.

During the three and six months ended June 30, 2012, we recognized net losses of $419 million and $345 million on Level 3 assets and liabilities. The net losses during the three months ended June 30, 2012 were primarily losses on MSRs partially offset by gains on net derivative assets. Unrealized losses on MSRs were primarily due to the impact of the decline in interest rates on forecasted prepayments. Unrealized gains on net derivative assets were primarily due to the impact of recording IRLCs. The net losses during the six months ended June 30, 2012 were primarily losses on MSRs, as described above, combined with trading losses on net derivative assets as a result of the tightening of counterparty spreads, partially offset by gains on net derivative assets within mortgage banking income as a result of the same factors described above in the three-month discussion. There were net unrealized gains of $67 million in accumulated OCI on Level 3 assets and liabilities at June 30, 2012. For additional information on the components of net realized and unrealized gains and losses during three and six months ended June 30, 2012, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements.

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

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For additional information on the significant transfers into and out of Level 3 during the three and six months ended June 30, 2012, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements.

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

The provision for representations and warranties may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimated range of possible loss related to non-GSE representations and warranties exposure has been disclosed. For the GSE claims where we have established a representations and warranties liability as discussed in Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements, an assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $800 million or decrease of approximately $700 million in the representations and warranties liability as of June 30, 2012. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

For additional information on representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 56, as well as Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements herein and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

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

Margin Receivables – An extension of credit secured by eligible securities in certain brokerage accounts.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 123 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2012	2011	2012	2011
Interest income
Loans and leases	$9,744	$11,320	$19,917	$23,249
Debt securities	1,902	2,675	4,627	5,557
Federal funds sold and securities borrowed or purchased under agreements to resell	360	597	820	1,114
Trading account assets	1,246	1,538	2,598	3,164
Other interest income	740	918	1,491	1,886
Total interest income	13,992	17,048	29,453	34,970

Interest expense
Deposits	519	843	1,068	1,682
Short-term borrowings	943	1,341	1,824	2,525
Trading account liabilities	448	627	925	1,254
Long-term debt	2,534	2,991	5,242	6,084
Total interest expense	4,444	5,802	9,059	11,545
Net interest income	9,548	11,246	20,394	23,425

Noninterest income
Card income	1,578	1,967	3,035	3,795
Service charges	1,934	2,012	3,846	4,044
Investment and brokerage services	2,847	3,009	5,723	6,110
Investment banking income	1,146	1,684	2,363	3,262
Equity investment income	368	1,212	1,133	2,687
Trading account profits	1,764	2,091	3,839	4,813
Mortgage banking income (loss)	1,659	(13,196)	3,271	(12,566)
Insurance income	127	400	67	1,013
Gains on sales of debt securities	400	899	1,152	1,445
Other income (loss)	603	1,957	(531)	2,218
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(13)	(63)	(62)	(157)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	7	18	16	24
Net impairment losses recognized in earnings on available-for-sale debt securities	(6)	(45)	(46)	(133)
Total noninterest income	12,420	1,990	23,852	16,688
Total revenue, net of interest expense	21,968	13,236	44,246	40,113

Provision for credit losses	1,773	3,255	4,191	7,069

Noninterest expense
Personnel	8,729	9,171	18,917	19,339
Occupancy	1,117	1,245	2,259	2,434
Equipment	546	593	1,157	1,199
Marketing	449	560	914	1,124
Professional fees	922	766	1,705	1,412
Amortization of intangibles	321	382	640	767
Data processing	692	643	1,548	1,338
Telecommunications	417	391	817	762
Other general operating	3,855	6,343	8,232	11,800
Goodwill impairment	—	2,603	—	2,603
Merger and restructuring charges	—	159	—	361
Total noninterest expense	17,048	22,856	36,189	43,139
Income (loss) before income taxes	3,147	(12,875)	3,866	(10,095)
Income tax expense (benefit)	684	(4,049)	750	(3,318)
Net income (loss)	$2,463	$(8,826)	$3,116	$(6,777)
Preferred stock dividends	365	301	690	611
Net income (loss) applicable to common shareholders	$2,098	$(9,127)	$2,426	$(7,388)

Per common share information
Earnings (loss)	$0.19	$(0.90)	$0.23	$(0.73)
Diluted earnings (loss)	0.19	(0.90)	0.22	(0.73)
Dividends paid	0.01	0.01	0.02	0.02
Average common shares issued and outstanding (in thousands)	10,775,695	10,094,928	10,714,881	10,085,479
Average diluted common shares issued and outstanding (in thousands)	11,556,011	10,094,928	11,509,945	10,085,479
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Net income (loss)	$2,463	$(8,826)	$3,116	$(6,777)
Other comprehensive income, net-of-tax:
Net change in available-for-sale debt and marketable equity securities	1,530	593	606	754
Net change in derivatives	(81)	(332)	301	(66)
Employee benefit plan adjustments	79	63	1,031	138
Net change in foreign currency translation adjustments	(32)	6	(1)	33
Other comprehensive income	1,496	330	1,937	859
Comprehensive income (loss)	$3,959	$(8,496)	$5,053	$(5,918)
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	June 30 2012	December 31 2011
Assets
Cash and cash equivalents	$123,717	$120,102
Time deposits placed and other short-term investments	22,350	26,004
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $94,687 and $87,453 measured at fair value)	226,116	211,183
Trading account assets (includes $102,458 and $80,130 pledged as collateral)	204,725	169,319
Derivative assets	59,939	73,023
Debt securities:
Available-for-sale (includes $63,117 and $69,021 pledged as collateral)	300,049	276,151
Held-to-maturity, at cost (fair value - $35,994 and $35,442; $13,432 and $24,009 pledged as collateral)	35,168	35,265
Total debt securities	335,217	311,416
Loans and leases (includes $8,361 and $8,804 measured at fair value and $59,206 and $73,463 pledged as collateral)	892,315	926,200
Allowance for loan and lease losses	(30,288)	(33,783)
Loans and leases, net of allowance	862,027	892,417
Premises and equipment, net	12,653	13,637
Mortgage servicing rights (includes $5,708 and $7,378 measured at fair value)	5,880	7,510
Goodwill	69,976	69,967
Intangible assets	7,335	8,021
Loans held-for-sale (includes $10,187 and $7,630 measured at fair value)	13,289	13,762
Customer and other receivables	71,458	66,999
Other assets (includes $32,625 and $37,084 measured at fair value)	146,172	145,686
Total assets	$2,160,854	$2,129,046

Assets of consolidated VIEs included in total assets above (isolated to settle the liabilities of the VIEs)
Trading account assets	$8,499	$8,595
Derivative assets	1,007	1,634
Loans and leases	128,386	140,194
Allowance for loan and lease losses	(4,074)	(5,066)
Loans and leases, net of allowance	124,312	135,128
Loans held-for-sale	2,163	1,635
All other assets	4,113	4,769
Total assets of consolidated VIEs	$140,094	$151,761
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	June 30 2012	December 31 2011
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$343,308	$332,228
Interest-bearing (includes $2,874 and $3,297 measured at fair value)	621,076	624,814
Deposits in non-U.S. offices:
Noninterest-bearing	6,871	6,839
Interest-bearing	63,970	69,160
Total deposits	1,035,225	1,033,041
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $48,663 and $34,235 measured at fair value)	285,914	214,864
Trading account liabilities	77,458	60,508
Derivative liabilities	51,515	59,520
Commercial paper and other short-term borrowings (includes $4,468 and $6,558 measured at fair value)	39,019	35,698
Accrued expenses and other liabilities (includes $17,509 and $15,743 measured at fair value and $574 and $714 of reserve for unfunded lending commitments)	133,900	123,049
Long-term debt (includes $48,345 and $46,239 measured at fair value)	301,848	372,265
Total liabilities	1,924,879	1,898,945
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities, Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 3,685,410 and 3,689,084 shares	18,762	18,397
Common stock and additional paid-in capital, $0.01 par value; authorized — 12,800,000,000 shares; issued and outstanding — 10,776,869,270 and 10,535,937,957 shares	158,001	156,621
Retained earnings	62,712	60,520
Accumulated other comprehensive income (loss)	(3,500)	(5,437)
Total shareholders’ equity	235,975	230,101
Total liabilities and shareholders’ equity	$2,160,854	$2,129,046

Liabilities of consolidated VIEs included in total liabilities above
Commercial paper and other short-term borrowings (includes $1,408 and $650 of non-recourse liabilities)	$4,449	$5,777
Long-term debt (includes $34,401 and $44,976 of non-recourse debt)	38,456	49,054
All other liabilities (includes $240 and $225 of non-recourse liabilities)	1,161	1,116
Total liabilities of consolidated VIEs	$44,066	$55,947
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2010	$16,562	10,085,155	$150,905	$60,849	$(66)	$(2)	$228,248
Net loss				(6,777)			(6,777)
Net change in available-for-sale debt and marketable equity securities					754		754
Net change in derivatives					(66)		(66)
Employee benefit plan adjustments					138		138
Net change in foreign currency translation adjustments					33		33
Dividends paid:
Common				(207)			(207)
Preferred				(611)			(611)
Common stock issued under employee plans and related tax effects		48,035	662			1	663
Other						1	1
Balance, June 30, 2011	$16,562	10,133,190	$151,567	$53,254	$793	$—	$222,176

Balance, December 31, 2011	$18,397	10,535,938	$156,621	$60,520	$(5,437)	$—	$230,101
Net income				3,116			3,116
Net change in available-for-sale debt and marketable equity securities					606		606
Net change in derivatives					301		301
Employee benefit plan adjustments					1,031		1,031
Net change in foreign currency translation adjustments					(1)		(1)
Dividends paid:
Common				(232)			(232)
Preferred				(734)			(734)
Net issuance of preferred stock	661			(2)			659
Common stock issued in connection with exchanges of preferred stock and trust preferred securities	(296)	49,867	412	44			160
Common stock issued under employee plans and related tax effects		191,064	968				968
Balance, June 30, 2012	$18,762	10,776,869	$158,001	$62,712	$(3,500)	$—	$235,975
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Six Months Ended June 30
(Dollars in millions)	2012	2011
Operating activities
Net income (loss)	$3,116	$(6,777)
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for credit losses	4,191	7,069
Goodwill impairment	—	2,603
Gains on sales of debt securities	(1,152)	(1,445)
Depreciation and premises improvements amortization	910	1,002
Amortization of intangibles	640	767
Deferred income taxes	159	(3,418)
Net (increase) decrease in trading and derivative instruments	(12,749)	4,716
Net (increase) decrease in other assets	(5,461)	19,340
Net increase in accrued expenses and other liabilities	9,835	9,556
Other operating activities, net	3,264	17,790
Net cash provided by operating activities	2,753	51,203
Investing activities
Net decrease in time deposits placed and other short-term investments	3,654	6,142
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(14,933)	(25,565)
Proceeds from sales of available-for-sale debt securities	46,974	41,422
Proceeds from paydowns and maturities of available-for-sale debt securities	31,757	28,729
Purchases of available-for-sale debt securities	(99,693)	(59,846)
Proceeds from paydowns and maturities of held-to-maturity debt securities	2,451	—
Purchases of held-to-maturity debt securities	(2,608)	—
Proceeds from sales of loans and leases	686	1,517
Other changes in loans and leases, net	26,493	(8,147)
Net sales (purchases) of premises and equipment	74	(489)
Proceeds from sales of foreclosed properties	1,744	1,146
Other investing activities, net	(238)	(313)
Net cash used in investing activities	(3,639)	(15,404)
Financing activities
Net increase in deposits	2,184	27,978
Net increase (decrease) in federal funds purchased and securities loaned or sold under agreements to repurchase	71,050	(5,838)
Net increase (decrease) in commercial paper and other short-term borrowings	2,718	(9,330)
Proceeds from issuance of long-term debt	14,181	16,959
Retirement of long-term debt	(85,134)	(53,929)
Proceeds from issuance of preferred stock	661	—
Cash dividends paid	(966)	(818)
Excess tax benefits on share-based payments	13	39
Other financing activities, net	59	—
Net cash provided by (used in) financing activities	4,766	(24,939)
Effect of exchange rate changes on cash and cash equivalents	(265)	240
Net increase in cash and cash equivalents	3,615	11,100
Cash and cash equivalents at January 1	120,102	108,427
Cash and cash equivalents at June 30	$123,717	$119,527
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
The Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 as supplemented by a Current Report on Form 8-K filed on May 4, 2012 to reflect reclassified business segment information is referred to herein as the 2011 Annual Report on Form 10-K. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior period amounts have been reclassified to conform to current period presentation.

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

Effective January 1, 2013, the Corporation will be required to retrospectively adopt new accounting guidance requiring additional disclosures on the effect of netting arrangements on an entity's financial position. The disclosures primarily relate to derivatives and securities financing agreements that are either offset on the balance sheet under existing accounting guidance or are subject to a legally enforceable master netting or similar agreement. This new guidance addresses only disclosures, and accordingly will have no impact on the Corporation's consolidated financial position or results of operations.

All significant accounting policies are discussed either in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K or included in the Notes herein listed below.

Note 3 – Derivatives
Note 7 – Securitizations and Other Variable Interest Entities
Note 9 – Goodwill and Intangible Assets
Note 10 – Commitments and Contingencies
Note 11 – Shareholders' Equity
Note 13 – Earnings Per Common Share
Note 14 – Pension, Postretirement and Certain Compensation Plans
Note 15 – Fair Value Measurements
Note 18 – Mortgage Servicing Rights
Note 19 – Business Segment Information

NOTE 2 – Trading Account Assets and Liabilities

The table below presents the components of trading account assets and liabilities at June 30, 2012 and December 31, 2011.

(Dollars in millions)	June 30 2012	December 31 2011
Trading account assets
U.S. government and agency securities (1)	$76,234	$52,613
Corporate securities, trading loans and other	32,089	36,571
Equity securities	29,518	23,674
Non-U.S. sovereign debt	51,279	42,946
Mortgage trading loans and asset-backed securities	15,605	13,515
Total trading account assets	$204,725	$169,319
Trading account liabilities
U.S. government and agency securities	$23,959	$20,710
Equity securities	25,016	14,594
Non-U.S. sovereign debt	19,137	17,440
Corporate securities and other	9,346	7,764
Total trading account liabilities	$77,458	$60,508

(1)	Includes $26.5 billion and $27.3 billion of government-sponsored enterprise obligations at June 30, 2012 and December 31, 2011.

NOTE 3 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The following tables identify derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2012 and December 31, 2011. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	June 30, 2012
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$37,046.1	$1,233.9	$14.4	$1,248.3	$1,219.4	$8.0	$1,227.4
Futures and forwards	12,434.5	2.9	—	2.9	3.0	—	3.0
Written options	2,334.1	—	—	—	115.0	—	115.0
Purchased options	2,255.8	115.8	—	115.8	—	—	—
Foreign exchange contracts
Swaps	2,476.6	44.0	1.9	45.9	54.1	2.3	56.4
Spot, futures and forwards	2,828.9	30.1	0.8	30.9	31.2	0.3	31.5
Written options	461.5	—	—	—	7.4	—	7.4
Purchased options	376.8	7.2	—	7.2	—	—	—
Equity contracts
Swaps	109.4	2.0	—	2.0	2.1	—	2.1
Futures and forwards	56.0	1.4	—	1.4	1.4	—	1.4
Written options	306.4	—	—	—	19.9	—	19.9
Purchased options	295.3	19.9	—	19.9	—	—	—
Commodity contracts
Swaps	85.4	4.7	0.1	4.8	6.3	—	6.3
Futures and forwards	643.4	6.2	—	6.2	3.8	—	3.8
Written options	177.4	—	—	—	9.3	—	9.3
Purchased options	175.6	8.8	—	8.8	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,647.1	63.0	—	63.0	15.2	—	15.2
Total return swaps/other	36.4	2.5	—	2.5	2.7	—	2.7
Written credit derivatives:
Credit default swaps	1,591.2	15.9	—	15.9	58.2	—	58.2
Total return swaps/other	55.2	0.6	—	0.6	0.6	—	0.6
Gross derivative assets/liabilities		$1,558.9	$17.2	$1,576.1	$1,549.6	$10.6	$1,560.2
Less: Legally enforceable master netting agreements				(1,456.9)			(1,456.9)
Less: Cash collateral received/paid				(59.3)			(51.8)
Total derivative assets/liabilities				$59.9			$51.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2011
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$40,473.7	$1,490.7	$15.9	$1,506.6	$1,473.0	$12.3	$1,485.3
Futures and forwards	12,105.8	2.9	0.2	3.1	3.4	—	3.4
Written options	2,534.0	—	—	—	117.8	—	117.8
Purchased options	2,467.2	120.0	—	120.0	—	—	—
Foreign exchange contracts
Swaps	2,381.6	48.3	2.6	50.9	58.9	2.2	61.1
Spot, futures and forwards	2,548.8	37.2	1.3	38.5	39.2	0.3	39.5
Written options	368.5	—	—	—	9.4	—	9.4
Purchased options	341.0	9.0	—	9.0	—	—	—
Equity contracts
Swaps	75.5	1.5	—	1.5	1.7	—	1.7
Futures and forwards	52.1	1.8	—	1.8	1.5	—	1.5
Written options	367.1	—	—	—	17.7	—	17.7
Purchased options	360.2	19.6	—	19.6	—	—	—
Commodity contracts
Swaps	73.8	4.9	0.1	5.0	5.9	—	5.9
Futures and forwards	470.5	5.3	—	5.3	3.2	—	3.2
Written options	142.3	—	—	—	9.5	—	9.5
Purchased options	141.3	9.5	—	9.5	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,944.8	95.8	—	95.8	13.8	—	13.8
Total return swaps/other	17.5	0.6	—	0.6	0.3	—	0.3
Written credit derivatives:
Credit default swaps	1,885.9	14.1	—	14.1	90.5	—	90.5
Total return swaps/other	17.8	0.5	—	0.5	0.7	—	0.7
Gross derivative assets/liabilities		$1,861.7	$20.1	$1,881.8	$1,846.5	$14.8	$1,861.3
Less: Legally enforceable master netting agreements				(1,749.9)			(1,749.9)
Less: Cash collateral received/paid				(58.9)			(51.9)
Total derivative assets/liabilities				$73.0			$59.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

ALM and Risk Management Derivatives

The Corporation’s asset and liability management (ALM) and risk management activities include the use of derivatives to mitigate risk to the Corporation including derivatives designated as qualifying accounting hedges and economic hedges. Interest rate, foreign exchange, equity, commodity and credit contracts are utilized in the Corporation’s ALM and risk management activities.

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

The Corporation uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Corporation’s investments in non-U.S. subsidiaries. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

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

Fair Value Hedges

The table below summarizes certain information related to fair value hedges for the three and six months ended June 30, 2012 and 2011.

Derivatives Designated as Fair Value Hedges
	Three Months Ended June 30			Six Months Ended June 30
Gains (losses)	2012			2012
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$1,410	$(1,644)	$(234)	$409	$(880)	$(471)
Interest rate and foreign currency risk on long-term debt (1)	(894)	785	(109)	(739)	612	(127)
Interest rate risk on AFS securities (2)	(3,890)	3,769	(121)	(942)	968	26
Commodity price risk on commodity inventory (3)	(9)	9	—	14	(14)	—
Total	$(3,383)	$2,919	$(464)	$(1,258)	$686	$(572)

	2011			2011
Interest rate risk on long-term debt (1)	$1,373	$(1,494)	$(121)	$439	$(705)	$(266)
Interest rate and foreign currency risk on long-term debt (1)	1,438	(1,487)	(49)	2,188	(2,293)	(105)
Interest rate risk on AFS securities (2)	(1,873)	1,630	(243)	(721)	546	(175)
Commodity price risk on commodity inventory (3)	20	(20)	—	16	(16)	—
Total	$958	$(1,371)	$(413)	$1,922	$(2,468)	$(546)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on AFS securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2012 and 2011. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of approximately $1.3 billion ($836 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude losses of $7 million related to long-term debt designated as a net investment hedge for the six months ended June 30, 2012 compared to $17 million and $179 million for the three and six months ended June 30, 2011. There were no losses related to these hedges for the three months ended June 30, 2012.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended June 30			Six Months Ended June 30
	2012			2012
(Dollars in millions, amounts pre-tax)	Gains (losses) Recognized in Accumulated OCI on Derivatives	Gains (losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (losses) Recognized in Accumulated OCI on Derivatives	Gains (losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable rate portfolios	$(160)	$(224)	$—	$(53)	$(376)	$—
Commodity price risk on forecasted purchases and sales	—	2	—	—	(3)	—
Price risk on restricted stock awards	(214)	(24)	—	91	(61)	—
Total	$(374)	$(246)	$—	$38	$(440)	$—
Net investment hedges
Foreign exchange risk	$1,157	$4	$(160)	$128	$(37)	$(167)

	2011			2011
Cash flow hedges
Interest rate risk on variable rate portfolios	$(878)	$(444)	$(30)	$(722)	$(748)	$(34)
Commodity price risk on forecasted purchases and sales	(1)	1	—	(9)	3	(2)
Price risk on restricted stock awards	(136)	(44)	—	(191)	(70)	—
Total	$(1,015)	$(487)	$(30)	$(922)	$(815)	$(36)
Net investment hedges
Foreign exchange risk	$(653)	$—	$(139)	$(1,615)	$423	$(250)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

The Corporation enters into equity total return swaps to hedge a portion of restricted stock units (RSUs) granted to certain employees as part of their compensation. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances, and certain awards may be settled in cash. These RSUs are accrued as liabilities over the vesting period and adjusted to fair value based on changes in the share price of the Corporation’s common stock. From time to time, the Corporation may enter into equity derivatives to minimize the change in the expense to the Corporation driven by fluctuations in the share price of the Corporation’s common stock during the vesting period of any RSUs that may be granted, if any, subject to similar or other terms and conditions. Certain of these derivatives are designated as cash flow hedges of unrecognized unvested awards with changes in fair value of the hedge recorded in accumulated OCI and reclassified into earnings in the same period as the RSUs affect earnings. The remaining derivatives are accounted for as economic hedges and changes in fair value are recorded in personnel expense. For more information on RSUs and related hedges, see Note 14 – Pension, Postretirement and Certain Compensation Plans.

Derivatives Accounted for as Economic Hedges

Derivatives accounted for as economic hedges, because either they did not qualify for or were not designated as accounting hedges, are used by the Corporation to reduce certain risk exposures. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2012 and 2011. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

Derivatives Accounted for as Economic Hedges
Gains (losses)	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Price risk on mortgage banking production income (1, 2)	$801	$1,221	$1,390	$1,166
Interest rate risk on mortgage banking servicing income (1)	1,351	530	1,148	385
Credit risk on loans (3)	18	1	(39)	(28)
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	(1,054)	1,826	(678)	5,220
Price risk on restricted stock awards (5)	(223)	(157)	250	(164)
Other	(4)	(12)	89	(12)
Total	$889	$3,409	$2,160	$6,567

(1)	Net gains on these derivatives are recorded in mortgage banking income.

(2)
Includes net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $886 million and $1.4 billion for the three and six months ended June 30, 2012 compared to $1.2 billion and $2.2 billion for the same periods in 2011.

(3)	Net gains (losses) on these derivatives are recorded in other income (loss).

(4)
The majority of the balance is related to the revaluation of economic hedges of foreign currency-denominated debt which is recorded in other income (loss). The offsetting revaluation of the foreign currency-denominated debt, while not included in the table above, is also recorded in other income (loss).

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

Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in other income (loss) in the Corporation's Consolidated Statement of Income. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, all revenue is included in trading account profits. In transactions where the Corporation acts as agent, which includes exchange-traded futures and options, fees are recorded in other income (loss).

Gains (losses) on certain instruments, primarily loans, that the Global Markets business segment shares with Global Banking are not considered trading instruments and are excluded from sales and trading revenue in their entirety.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2012 and 2011. The difference between total trading account profits in the table below and in the Corporation's Consolidated Statement of Income represents trading activities in business segments other than Global Markets.

Sales and Trading Revenue
	Three Months Ended June 30				Six Months Ended June 30
	2012				2012
(Dollars in millions)	Trading Account Profits	Other (1)	Net Interest Income	Total	Trading Account Profits	Other (1)	Net Interest Income	Total
Interest rate risk	$395	$16	$215	$626	$455	$21	$485	$961
Foreign exchange risk	234	(25)	2	211	466	(37)	4	433
Equity risk	418	453	(112)	759	793	979	(105)	1,667
Credit risk	557	362	537	1,456	1,698	732	1,080	3,510
Other risk	103	15	(50)	68	333	42	(124)	251
Total sales and trading revenue	$1,707	$821	$592	$3,120	$3,745	$1,737	$1,340	$6,822

	2011				2011
Interest rate risk	$489	$18	$199	$706	$792	$(3)	$416	$1,205
Foreign exchange risk	261	(16)	4	249	493	(32)	6	467
Equity risk	541	559	(23)	1,077	1,061	1,226	29	2,316
Credit risk	562	271	682	1,515	1,995	642	1,408	4,045
Other risk	161	(1)	(31)	129	287	(8)	(64)	215
Total sales and trading revenue	$2,014	$831	$831	$3,676	$4,628	$1,825	$1,795	$8,248

(1)
Represents amounts in the investment and brokerage services and other income (loss) line items in the Consolidated Statement of Income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $445 million and $995 million for the three and six months ended June 30, 2012 and $557 million and $1.2 billion for the same periods in 2011.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized at June 30, 2012 and December 31, 2011 in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

Credit Derivative Instruments
	June 30, 2012
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$310	$3,388	$12,990	$5,547	$22,235
Non-investment grade	2,000	6,692	10,955	16,312	35,959
Total	2,310	10,080	23,945	21,859	58,194
Total return swaps/other:
Investment grade	86	—	—	—	86
Non-investment grade	88	122	181	82	473
Total	174	122	181	82	559
Total credit derivatives	$2,484	$10,202	$24,126	$21,941	$58,753
Credit-related notes: (1)
Investment grade	$3	$174	$831	$2,580	$3,588
Non-investment grade	227	101	159	1,537	2,024
Total credit-related notes	$230	$275	$990	$4,117	$5,612
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$246,780	$391,375	$443,829	$120,099	$1,202,083
Non-investment grade	94,744	117,728	117,576	59,095	389,143
Total	341,524	509,103	561,405	179,194	1,591,226
Total return swaps/other:
Investment grade	21,358	60	—	—	21,418
Non-investment grade	24,552	4,194	4,088	956	33,790
Total	45,910	4,254	4,088	956	55,208
Total credit derivatives	$387,434	$513,357	$565,493	$180,150	$1,646,434

	December 31, 2011
	Carrying Value
Credit default swaps:
Investment grade	$795	$5,011	$17,271	$7,325	$30,402
Non-investment grade	4,236	11,438	18,072	26,339	60,085
Total	5,031	16,449	35,343	33,664	90,487
Total return swaps/other:
Investment grade	—	—	30	1	31
Non-investment grade	522	2	33	128	685
Total	522	2	63	129	716
Total credit derivatives	$5,553	$16,451	$35,406	$33,793	$91,203
Credit-related notes: (1)
Investment grade	$—	$7	$208	$2,947	$3,162
Non-investment grade	127	85	132	1,732	2,076
Total credit-related notes	$127	$92	$340	$4,679	$5,238
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$182,137	$401,914	$477,924	$127,570	$1,189,545
Non-investment grade	133,624	228,327	186,522	147,926	696,399
Total	315,761	630,241	664,446	275,496	1,885,944
Total return swaps/other:
Investment grade	—	—	9,116	—	9,116
Non-investment grade	305	2,023	4,918	1,476	8,722
Total	305	2,023	14,034	1,476	17,838
Total credit derivatives	$316,066	$632,264	$678,480	$276,972	$1,903,782

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

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

The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at June 30, 2012 was $37.9 billion and $1.1 trillion compared to $48.0 billion and $1.0 trillion at December 31, 2011.

Credit-related notes in the table on page 153 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the over-the-counter (OTC) market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 146, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation’s derivative contracts contain credit risk related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2012 and December 31, 2011, the Corporation held cash and securities collateral of $87.0 billion and $87.7 billion, and posted cash and securities collateral of $82.8 billion and $86.5 billion in the normal course of business under derivative agreements.

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

At June 30, 2012, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $2.9 billion, comprised of $1.6 billion for BANA and $1.3 billion for Merrill Lynch & Co., Inc. (Merrill Lynch) and certain of its subsidiaries.

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2012, the current liability recorded for these derivative contracts was $2.2 billion, against which the Corporation and certain subsidiaries had posted approximately $2.2 billion of collateral.

At June 30, 2012, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $2.3 billion comprised of $1.3 billion for BANA and $939 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, an incremental $4.2 billion in additional collateral comprised of $338 million for BANA and $3.8 billion for Merrill Lynch and certain subsidiaries, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2012 was $6.1 billion, against which $5.3 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2012 was an incremental $1.9 billion, against which $1.4 billion of collateral has been posted.

Derivative Valuation Adjustments

The Corporation records counterparty credit risk valuation adjustments on derivative assets in order to properly reflect the credit quality of the counterparties. These adjustments are necessary as the valuation models for derivatives do not fully reflect the credit risk of the counterparties to the derivative assets. The Corporation considers collateral and legally enforceable master netting agreements that mitigate its credit exposure to each counterparty in determining the counterparty credit risk valuation adjustment. All or a portion of these counterparty credit valuation adjustments are subsequently adjusted due to changes in the value of the derivative contract, collateral and creditworthiness of the counterparties. The Corporation’s or its subsidiaries’ derivative liabilities are adjusted to reflect the impact of the Corporation’s credit quality. The Derivative Valuation Adjustments table presents credit valuation gains (losses) and DVA gains (losses) for the Corporation, which are recorded in trading account profits.

Derivative Valuation Adjustments
	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (1)	$(313)	$13	$(592)	$(151)	$200	$162	$(444)	$(617)
Derivative liabilities (2)	67	(158)	205	121	(1,293)	(1,617)	(103)	(236)

(1)	At June 30, 2012 and December 31, 2011, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $2.9 billion and $2.8 billion.

(2)	At June 30, 2012 and December 31, 2011, the Corporation’s cumulative DVA reduced the derivative liabilities balance by $1.4 billion and $2.4 billion.

NOTE 4 – Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of debt and marketable equity securities at June 30, 2012 and December 31, 2011.

	June 30, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$30,034	$237	$(440)	$29,831
Mortgage-backed securities:
Agency	189,167	5,075	(51)	194,191
Agency collateralized mortgage obligations	38,553	752	(156)	39,149
Non-agency residential (1)	10,514	256	(255)	10,515
Non-agency commercial	3,751	376	—	4,127
Non-U.S. securities	5,736	37	(8)	5,765
Corporate bonds	2,073	75	(26)	2,122
Other taxable securities, substantially all asset-backed securities	11,494	68	(40)	11,522
Total taxable securities	291,322	6,876	(976)	297,222
Tax-exempt securities	2,862	17	(52)	2,827
Total available-for-sale debt securities	$294,184	$6,893	$(1,028)	$300,049
Held-to-maturity debt securities (2)	35,168	826	—	35,994
Total debt securities	$329,352	$7,719	$(1,028)	$336,043
Available-for-sale marketable equity securities (3)	$62	$27	$(6)	$83

	December 31, 2011
Available-for-sale debt securities
U.S. Treasury and agency securities	$43,433	$242	$(811)	$42,864
Mortgage-backed securities:
Agency	138,073	4,511	(21)	142,563
Agency collateralized mortgage obligations	44,392	774	(167)	44,999
Non-agency residential (1)	14,948	301	(482)	14,767
Non-agency commercial	4,894	629	(1)	5,522
Non-U.S. securities	4,872	62	(14)	4,920
Corporate bonds	2,993	79	(37)	3,035
Other taxable securities, substantially all asset-backed securities	12,889	49	(60)	12,878
Total taxable securities	266,494	6,647	(1,593)	271,548
Tax-exempt securities	4,678	15	(90)	4,603
Total available-for-sale debt securities	$271,172	$6,662	$(1,683)	$276,151
Held-to-maturity debt securities (2)	35,265	181	(4)	35,442
Total debt securities	$306,437	$6,843	$(1,687)	$311,593
Available-for-sale marketable equity securities (3)	$65	$10	$(7)	$68

(1)
At June 30, 2012, includes approximately 92 percent prime bonds, six percent Alt-A bonds and two percent subprime bonds. At December 31, 2011, includes approximately 89 percent prime bonds, nine percent Alt-A bonds and two percent subprime bonds.

(2)	Substantially all U.S. agency mortgage-backed securities.

(3)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.

At June 30, 2012, the accumulated net unrealized gains on available-for-sale (AFS) debt securities included in accumulated OCI were $3.7 billion, net of the related income tax expense of $2.2 billion. At June 30, 2012 and December 31, 2011, the Corporation had nonperforming AFS debt securities of $109 million and $140 million.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and six months ended June 30, 2012 and 2011 as presented in the table below. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell the debt securities prior to recovery, the entire impairment is recorded in the Corporation's Consolidated Statement of Income. For debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Corporation's Consolidated Statement of Income with the remaining unrealized losses recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI. Balances in the table below exclude $3 million for the six months ended June 30, 2012 of unrealized gains recorded in accumulated OCI related to these securities and $3 million and $10 million for the three and six months ended June 30, 2011.

Net Impairment Losses Recognized in Earnings
	Three Months Ended June 30, 2012
(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Non-U.S. Securities	Other Taxable Securities	Total
Total OTTI losses (unrealized and realized)	$(9)	$(4)	$—	$—	$(13)
Unrealized OTTI losses recognized in accumulated OCI	7	—	—	—	7
Net impairment losses recognized in earnings	$(2)	$(4)	$—	$—	$(6)

	Three Months Ended June 30, 2011
Total OTTI losses (unrealized and realized)	$(48)	$—	$(12)	$(3)	$(63)
Unrealized OTTI losses recognized in accumulated OCI	17	—	—	1	18
Net impairment losses recognized in earnings	$(31)	$—	$(12)	$(2)	$(45)

	Six Months Ended June 30, 2012
Total OTTI losses (unrealized and realized)	$(56)	$(6)	$—	$—	$(62)
Unrealized OTTI losses recognized in accumulated OCI	16	—	—	—	16
Net impairment losses recognized in earnings	$(40)	$(6)	$—	$—	$(46)

	Six Months Ended June 30, 2011
Total OTTI losses (unrealized and realized)	$(142)	$—	$(12)	$(3)	$(157)
Unrealized OTTI losses recognized in accumulated OCI	23	—	—	1	24
Net impairment losses recognized in earnings	$(119)	$—	$(12)	$(2)	$(133)

The Corporation's net impairment losses recognized in earnings consist of write-downs to fair value on AFS securities the Corporation has the intent to sell or will more-likely-than-not be required to sell and credit losses recognized on AFS securities the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell. The table below presents a rollforward of the credit losses recognized in earnings on AFS debt securities for the three and six months ended June 30, 2012 and 2011 on securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Balance, beginning of period	$266	$884	$310	$2,135
Additions for credit losses recognized on debt securities that had no previous impairment losses	4	16	6	49
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	2	29	40	84
Reductions for debt securities sold or intended to be sold	(26)	(11)	(110)	(1,350)
Balance, June 30	$246	$918	$246	$918

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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at June 30, 2012.

Significant Assumptions
		Range (1)
	Weighted-average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	9.4%	3.0%	22.1%
Loss severity	51.7	25.0	65.3
Life default rate	59.2	3.8	99.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores and geographic concentrations. The weighted-average severity by collateral type was 46 percent for prime, 53 percent for Alt-A and 62 percent for subprime at June 30, 2012. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 46 percent for prime, 70 percent for Alt-A and 65 percent for subprime at June 30, 2012.

The table below presents the fair value and the associated gross unrealized losses on AFS securities with gross unrealized losses at June 30, 2012 and December 31, 2011, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

Temporarily Impaired and Other-than-temporarily Impaired Securities
	June 30, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired available-for-sale debt securities
U.S. Treasury and agency securities	$254	$(1)	$26,163	$(439)	$26,417	$(440)
Mortgage-backed securities:
Agency	11,060	(45)	442	(6)	11,502	(51)
Agency collateralized mortgage obligations	7,748	(112)	1,861	(44)	9,609	(156)
Non-agency residential	1,581	(39)	2,148	(186)	3,729	(225)
Non-U.S. securities	469	(3)	657	(5)	1,126	(8)
Corporate bonds	222	(17)	103	(9)	325	(26)
Other taxable securities	4,449	(14)	1,813	(26)	6,262	(40)
Total taxable securities	25,783	(231)	33,187	(715)	58,970	(946)
Tax-exempt securities	833	(8)	1,160	(44)	1,993	(52)
Total temporarily impaired available-for-sale debt securities	26,616	(239)	34,347	(759)	60,963	(998)
Temporarily impaired available-for-sale marketable equity securities	3	(1)	7	(5)	10	(6)
Total temporarily impaired available-for-sale securities	26,619	(240)	34,354	(764)	60,973	(1,004)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	43	(7)	201	(23)	244	(30)
Total temporarily impaired and other-than-temporarily impaired available-for-sale securities (2)	$26,662	$(247)	$34,555	$(787)	$61,217	$(1,034)

	December 31, 2011
Temporarily impaired available-for-sale debt securities
U.S. Treasury and agency securities	$—	$—	$38,269	$(811)	$38,269	$(811)
Mortgage-backed securities:
Agency	4,679	(13)	474	(8)	5,153	(21)
Agency collateralized mortgage obligations	11,448	(134)	976	(33)	12,424	(167)
Non-agency residential	2,112	(59)	3,950	(350)	6,062	(409)
Non-agency commercial	55	(1)	—	—	55	(1)
Non-U.S. securities	1,008	(13)	165	(1)	1,173	(14)
Corporate bonds	415	(29)	111	(8)	526	(37)
Other taxable securities	4,210	(41)	1,361	(19)	5,571	(60)
Total taxable securities	23,927	(290)	45,306	(1,230)	69,233	(1,520)
Tax-exempt securities	1,117	(25)	2,754	(65)	3,871	(90)
Total temporarily impaired available-for-sale debt securities	25,044	(315)	48,060	(1,295)	73,104	(1,610)
Temporarily impaired available-for-sale marketable equity securities	31	(1)	6	(6)	37	(7)
Total temporarily impaired available-for-sale securities	25,075	(316)	48,066	(1,301)	73,141	(1,617)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	158	(28)	489	(45)	647	(73)
Total temporarily impaired and other-than-temporarily impaired available-for-sale securities (2)	$25,233	$(344)	$48,555	$(1,346)	$73,788	$(1,690)

(1)	Includes other-than-temporarily impaired AFS debt securities on which OTTI loss remains in OCI.

(2)
At June 30, 2012, the amortized cost of approximately 3,600 AFS securities exceeded their fair value by $1.0 billion. At December 31, 2011, the amortized cost of approximately 3,800 AFS securities exceeded their fair value by $1.7 billion.

The amortized cost and fair value of the Corporation’s investment in AFS and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), Freddie Mac (FHLMC) and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at June 30, 2012 and December 31, 2011 are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	June 30, 2012		December 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$124,130	$126,482	$87,898	$89,243
Government National Mortgage Association	111,777	114,508	102,960	106,200
U.S. Treasury Securities	29,630	29,427	39,946	39,164
Freddie Mac	26,981	27,517	26,617	27,129

The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at June 30, 2012 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Debt Securities Maturities
	June 30, 2012
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$511	0.01%	$745	1.00%	$2,138	5.30%	$26,640	2.50%	$30,034	2.70%
Mortgage-backed securities:
Agency	31	4.40	65,333	3.30	55,484	3.20	68,319	2.90	189,167	3.10
Agency-collateralized mortgage obligations	84	1.30	16,481	1.40	21,970	4.10	18	1.00	38,553	3.00
Non-agency residential	1,149	4.80	5,889	4.60	3,060	4.30	416	3.30	10,514	4.50
Non-agency commercial	275	5.60	3,439	5.90	16	4.20	21	5.10	3,751	5.90
Non-U.S. securities	3,715	0.90	1,855	6.10	166	2.30	—	—	5,736	2.60
Corporate bonds	555	1.80	1,007	1.90	385	4.70	126	1.00	2,073	1.90
Other taxable securities	1,521	0.90	6,519	1.60	2,075	1.60	1,379	1.00	11,494	1.50
Total taxable securities	7,841	1.66	101,268	3.07	85,294	3.49	96,919	2.76	291,322	3.02
Tax-exempt securities	17	4.20	901	1.70	809	2.50	1,135	0.30	2,862	1.39
Total amortized cost of AFS debt securities	$7,858	1.67	$102,169	3.05	$86,103	3.48	$98,054	2.73	$294,184	3.00
Total amortized cost of held-to-maturity debt securities (2)	$6	3.00%	$5,230	2.20%	$23,588	2.70%	$6,344	2.80%	$35,168	2.60%

Fair value of AFS debt securities
U.S. Treasury and agency securities	$513		$773		$2,345		$26,200		$29,831
Mortgage-backed securities:
Agency	32		67,155		57,249		69,755		194,191
Agency-collateralized mortgage obligations	84		16,471		22,576		18		39,149
Non-agency residential	1,139		5,953		3,009		414		10,515
Non-agency commercial	285		3,804		17		21		4,127
Non-U.S. securities	3,710		1,887		168		—		5,765
Corporate bonds	559		1,025		421		117		2,122
Other taxable securities	1,526		6,610		2,079		1,307		11,522
Total taxable securities	7,848		103,678		87,864		97,832		297,222
Tax-exempt securities	17		901		810		1,099		2,827
Total fair value of AFS debt securities	$7,865		$104,579		$88,674		$98,931		$300,049
Total fair value of held-to-maturity debt securities (2)	$6		$5,311		$24,202		$6,475		$35,994

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and excludes the effect of related hedging derivatives.

(2)	Substantially all U.S. agency mortgage-backed securities.

The gross realized gains and losses on sales of debt securities for the three and six months ended June 30, 2012 and 2011 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Gross gains	$423	$901	$1,596	$1,455
Gross losses	(23)	(2)	(444)	(10)
Net gains on sales of debt securities	$400	$899	$1,152	$1,445
Income tax expense attributable to realized net gains on sales of debt securities	$148	$333	$426	$535

Certain Corporate and Strategic Investments

At June 30, 2012 and December 31, 2011, the Corporation owned 2.0 billion shares representing approximately one percent of China Construction Bank Corporation (CCB). Sales restrictions on these shares continue until August 2013, and accordingly, these shares are carried at cost and recorded in other assets. Beginning in the three months ending September 30, 2012, because the sales restrictions on these shares will expire within one year, these securities will be classified as marketable equity securities and carried at fair value with the unrealized gain recorded in accumulated OCI, net-of-tax. The carrying value and cost basis of the investment at both June 30, 2012 and December 31, 2011 was $716 million, and the fair value was $1.4 billion at both June 30, 2012 and December 31, 2011. There is a strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas.

The Corporation's 49 percent investment in a merchant services joint venture had a carrying value of $3.3 billion and $3.4 billion at June 30, 2012 and December 31, 2011.

NOTE 5 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis at June 30, 2012 and December 31, 2011.

	June 30, 2012
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,072	$726	$4,099	$6,897	$166,819			$173,716
Home equity	290	154	521	965	63,141			64,106
Legacy Assets & Servicing portfolio
Residential mortgage	2,813	1,618	30,315	34,746	34,570	$9,603		78,919
Home equity	674	422	1,662	2,758	39,508	11,639		53,905
Discontinued real estate (6)	51	20	303	374	736	8,949		10,059
Credit card and other consumer
U.S. credit card	760	594	1,594	2,948	91,343			94,291
Non-U.S. credit card	116	96	253	465	12,966			13,431
Direct/Indirect consumer (7)	568	255	655	1,478	81,686			83,164
Other consumer (8)	44	17	3	64	2,504			2,568
Total consumer loans	7,388	3,902	39,405	50,695	493,273	30,191		574,159
Consumer loans accounted for under the fair value option (9)							$1,172	1,172
Total consumer	7,388	3,902	39,405	50,695	493,273	30,191	1,172	575,331
Commercial
U.S. commercial	197	153	800	1,150	183,774			184,924
Commercial real estate (10)	138	119	1,345	1,602	34,933			36,535
Commercial lease financing	23	22	33	78	21,614			21,692
Non-U.S. commercial	—	—	—	—	53,850			53,850
U.S. small business commercial	138	111	244	493	12,301			12,794
Total commercial loans	496	405	2,422	3,323	306,472			309,795
Commercial loans accounted for under the fair value option (9)							7,189	7,189
Total commercial	496	405	2,422	3,323	306,472		7,189	316,984
Total loans and leases	$7,884	$4,307	$41,827	$54,018	$799,745	$30,191	$8,361	$892,315
Percentage of outstandings	0.88%	0.48%	4.69%	6.05%	89.63%	3.38%	0.94%

(1)
Home loans 30-59 days past due includes $2.0 billion of fully-insured loans and $543 million of nonperforming loans. Home loans 60-89 days past due includes $1.1 billion of fully-insured loans and $511 million of nonperforming loans.

(2)	Home loans includes $22.3 billion of fully-insured loans.

(3)	Home loans includes $3.8 billion of nonperforming loans as all principal and interest are not current or the loans are TDRs that have not demonstrated sustained repayment performance.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgages of $92 million.

(6)	Total outstandings includes $9.0 billion of pay option loans and $1.1 billion of subprime loans. The Corporation no longer originates these products.

(7)
Total outstandings includes dealer financial services loans of $36.7 billion, consumer lending loans of $6.3 billion, U.S. securities-based lending margin loans of $25.7 billion, student loans of $5.4 billion, non-U.S. consumer loans of $7.8 billion and other consumer loans of $1.3 billion.

(8)	Total outstandings includes consumer finance loans of $1.5 billion, other non-U.S. consumer loans of $908 million and consumer overdrafts of $127 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $172 million and discontinued real estate loans of $1.0 billion. Commercial loans accounted for under the fair value option were U.S. commercial loans of $1.9 billion and non-U.S. commercial loans of $5.3 billion. For addition information, see Note 15 – Fair Value Measurements and Note 16 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $35.0 billion and non-U.S. commercial real estate loans of $1.5 billion.

	December 31, 2011
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,151	$751	$3,017	$5,919	$172,418			$178,337
Home equity	260	155	429	844	66,211			67,055
Legacy Assets & Servicing portfolio
Residential mortgage	3,195	2,174	32,167	37,536	36,451	$9,966		83,953
Home equity	845	508	1,735	3,088	42,578	11,978		57,644
Discontinued real estate (6)	65	24	351	440	798	9,857		11,095
Credit card and other consumer
U.S. credit card	981	772	2,070	3,823	98,468			102,291
Non-U.S. credit card	148	120	342	610	13,808			14,418
Direct/Indirect consumer (7)	805	338	779	1,922	87,791			89,713
Other consumer (8)	55	21	17	93	2,595			2,688
Total consumer loans	8,505	4,863	40,907	54,275	521,118	31,801		607,194
Consumer loans accounted for under the fair value option (9)							$2,190	2,190
Total consumer	8,505	4,863	40,907	54,275	521,118	31,801	2,190	609,384
Commercial
U.S. commercial	352	166	866	1,384	178,564			179,948
Commercial real estate (10)	288	118	1,860	2,266	37,330			39,596
Commercial lease financing	78	15	22	115	21,874			21,989
Non-U.S. commercial	24	—	—	24	55,394			55,418
U.S. small business commercial	150	106	272	528	12,723			13,251
Total commercial loans	892	405	3,020	4,317	305,885			310,202
Commercial loans accounted for under the fair value option (9)							6,614	6,614
Total commercial	892	405	3,020	4,317	305,885		6,614	316,816
Total loans and leases	$9,397	$5,268	$43,927	$58,592	$827,003	$31,801	$8,804	$926,200
Percentage of outstandings	1.01%	0.57%	4.74%	6.33%	89.29%	3.43%	0.95%

(1)
Home loans 30-59 days past due includes $2.2 billion of fully-insured loans and $372 million of nonperforming loans. Home loans 60-89 days past due includes $1.4 billion of fully-insured loans and $398 million of nonperforming loans.

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

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $906 million and discontinued real estate loans of $1.3 billion. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $4.4 billion. For additional information, see Note 15 – Fair Value Measurements and Note 16 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $37.8 billion and non-U.S. commercial real estate loans of $1.8 billion.

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $633 million and $783 million at June 30, 2012 and December 31, 2011. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles, and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At June 30, 2012 and December 31, 2011, the Corporation had a receivable of $344 million and $359 million from these vehicles for reimbursement of losses, and principal of $20.6 billion and $23.9 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $26.4 billion and $24.4 billion at June 30, 2012 and December 31, 2011, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases

During the first quarter of 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans. In accordance with this regulatory interagency guidance, the Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing, and as a result, the Corporation reclassified $1.9 billion of performing home equity loans to nonperforming as of March 31, 2012, and $1.8 billion was included in nonperforming loans at June 30, 2012. The regulatory interagency guidance had no impact on the Corporation's allowance for loan and lease losses or provision expense as the delinquency status of the underlying first-lien loans was already considered in the Corporation's reserving process.

The table below presents the Corporation’s nonperforming loans and leases including nonperforming troubled debt restructurings (TDRs) and loans accruing past due 90 days or more at June 30, 2012 and December 31, 2011. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for further information on the criteria for classification as nonperforming.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Home loans
Core portfolio
Residential mortgage (2)	$2,767	$2,414	$1,793	$883
Home equity	1,063	439	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	11,854	13,556	20,494	20,281
Home equity	3,144	2,014	—	—
Discontinued real estate	257	290	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	1,594	2,070
Non-U.S. credit card	n/a	n/a	253	342
Direct/Indirect consumer	35	40	627	746
Other consumer	1	15	2	2
Total consumer	19,121	18,768	24,763	24,324
Commercial
U.S. commercial	1,841	2,174	33	75
Commercial real estate	2,498	3,880	20	7
Commercial lease financing	39	26	16	14
Non-U.S. commercial	194	143	—	—
U.S. small business commercial	143	114	167	216
Total commercial	4,715	6,337	236	312
Total consumer and commercial	$23,836	$25,105	$24,999	$24,636

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI portfolio prior to January 1, 2010 of $461 million and $477 million at June 30, 2012 and December 31, 2011.

(2)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2012 and December 31, 2011, residential mortgage includes $18.1 billion and $17.0 billion of loans on which interest has been curtailed by the Federal Housing Administration, and therefore are no longer accruing interest, although principal is still insured, and $4.2 billion of loans on which interest is still accruing for both periods.

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

The following tables present certain credit quality indicators for the Corporation’s Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2012 and December 31, 2011.

Home Loans - Credit Quality Indicators (1)
	June 30, 2012
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Assets & Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$77,521	$18,372	$3,518	$42,395	$14,992	$2,561	$805	$5,245
Greater than 90 percent but less than 100 percent	10,544	5,199	1,406	6,948	4,367	1,086	104	1,089
Greater than 100 percent	16,420	21,266	4,679	14,763	22,907	7,992	201	2,615
Fully-insured loans (4)	69,231	24,479	—	—	—	—	—	—
Total home loans	$173,716	$69,316	$9,603	$64,106	$42,266	$11,639	$1,110	$8,949

Refreshed FICO score
Less than 620	$6,933	$14,983	$3,401	$2,789	$6,376	$1,584	$472	$5,153
Greater than or equal to 620 and less than 680	8,694	6,403	1,406	4,608	6,342	1,858	165	1,316
Greater than or equal to 680 and less than 740	24,916	8,872	2,112	13,061	11,009	3,426	221	1,312
Greater than or equal to 740	63,942	14,579	2,684	43,648	18,539	4,771	252	1,168
Fully-insured loans (4)	69,231	24,479	—	—	—	—	—	—
Total home loans	$173,716	$69,316	$9,603	$64,106	$42,266	$11,639	$1,110	$8,949

(1)	Excludes $1.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer - Credit Quality Indicators
	June 30, 2012
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$6,463	$—	$2,442	$734
Greater than or equal to 620 and less than 680	14,036	—	3,863	324
Greater than or equal to 680 and less than 740	37,032	—	10,424	246
Greater than or equal to 740	36,760	—	25,584	230
Other internal credit metrics (2, 3, 4)	—	13,431	40,851	1,034
Total credit card and other consumer	$94,291	$13,431	$83,164	$2,568

(1)	95 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $33.4 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $5.4 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At June 30, 2012, 96 percent of this portfolio was current or less than 30 days past due, two percent was 30-89 days past due and two percent was 90 days or more past due.

Commercial - Credit Quality Indicators (1)
	June 30, 2012
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$176,221	$30,065	$20,552	$52,432	$2,096
Reservable criticized	8,703	6,470	1,140	1,418	621
Refreshed FICO score (3)
Less than 620					456
Greater than or equal to 620 and less than 680					595
Greater than or equal to 680 and less than 740					1,599
Greater than or equal to 740					2,525
Other internal credit metrics (3, 4)					4,902
Total commercial credit	$184,924	$36,535	$21,692	$53,850	$12,794

(1)	Excludes $7.2 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $411 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At June 30, 2012, 98 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics include delinquency status, application scores, geography or other factors.

Home Loans - Credit Quality Indicators (1)
	December 31, 2011
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Assets & Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$80,032	$20,450	$3,821	$46,646	$17,354	$2,253	$895	$5,953
Greater than 90 percent but less than 100 percent	11,838	5,847	1,468	6,988	4,995	1,077	122	1,191
Greater than 100 percent	17,673	22,630	4,677	13,421	23,317	8,648	221	2,713
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—	—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	$9,857

Refreshed FICO score (5)
Less than 620	$7,020	$17,337	$3,749	$2,843	$7,293	$2,547	$548	$5,968
Greater than or equal to 620 and less than 680	9,331	6,537	1,396	4,704	6,866	2,163	175	1,318
Greater than or equal to 680 and less than 740	26,569	9,439	2,109	13,561	11,798	3,155	228	1,360
Greater than or equal to 740	66,623	15,614	2,712	45,947	19,709	4,113	287	1,211
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—	—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	$9,857

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value gross of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

(5)	During the first quarter of 2012, refreshed home equity FICO metrics reflected an updated scoring model. Prior periods were adjusted to reflect these updates.

Credit Card and Other Consumer - Credit Quality Indicators
	December 31, 2011
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$8,172	$—	$3,325	$802
Greater than or equal to 620 and less than 680	15,474	—	4,665	348
Greater than or equal to 680 and less than 740	39,525	—	12,351	262
Greater than or equal to 740	39,120	—	29,965	244
Other internal credit metrics (2, 3, 4)	—	14,418	39,407	1,032
Total credit card and other consumer	$102,291	$14,418	$89,713	$2,688

(1)	96 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics include delinquency status, geography or other factors.

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

Commercial - Credit Quality Indicators (1)
	December 31, 2011
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$169,599	$28,602	$20,850	$53,945	$2,392
Reservable criticized	10,349	10,994	1,139	1,473	836
Refreshed FICO score (3)
Less than 620					562
Greater than or equal to 620 and less than 680					624
Greater than or equal to 680 and less than 740					1,612
Greater than or equal to 740					2,438
Other internal credit metrics (3, 4)					4,787
Total commercial credit	$179,948	$39,596	$21,989	$55,418	$13,251

(1)	Excludes $6.6 billion of loans accounted for under the fair value option.

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

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, all TDRs, and the renegotiated credit card and other consumer TDR portfolio (the renegotiated credit card and other consumer TDR portfolio, collectively referred to as the renegotiated TDR portfolio). Loans whose contractual terms have been modified in a TDR are typically placed on nonaccrual status and reported as nonperforming until the loans have performed for an adequate period of time under the restructured agreement, generally six months. However, if a borrower demonstrates performance under the previous terms and the underwriting process shows capacity to continue to perform under the modified terms, a loan may remain on accrual status. A loan modified in a TDR that is on accrual status may also be removed from TDR status if it bore a market rate of interest at the time of modification. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. Purchased credit-impaired (PCI) loans are excluded and reported separately on page 179.

Home Loans

Impaired home loans within the Home Loans portfolio segment consist entirely of TDRs. Excluding PCI loans, substantially all modifications of home loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of home loans are done in accordance with the government's Making Home Affordable Program (modifications under government programs) or the Corporation's proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof. In the second quarter of 2012, the Corporation implemented a borrower assistance program that provides forgiveness of principal balances in connection with the global settlement agreement among the Corporation and certain of its affiliates and subsidiaries, together with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development (HUD) and other federal agencies and 49 state Attorneys General concerning the terms of a global settlement resolving investigations into certain origination, servicing and foreclosure practices (Global Settlement Agreement).

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers under both government and proprietary programs, including the borrower assistance program. Trial modifications generally represent a three- to four-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, the Corporation and the borrower enter into a permanent modification. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification.

In accordance with applicable accounting guidance, a home loan, excluding PCI loans which are reported separately, is not classified as impaired unless it is a TDR. Once such a loan has been designated as a TDR, it is then individually assessed for impairment. Home loan TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan’s original effective interest rate, as discussed in the paragraph below. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, home loan TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Home loans that reached 180 days past due prior to modification would have been charged off to their net realizable value before they were modified as TDRs in accordance with established policy. Therefore, modifications of home loans that are 180 or more days past due as TDRs do not have an impact on the allowance for loan and lease losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for loan and lease losses on the outstanding principal balance, even after they have been modified in a TDR.

The net present value of the estimated cash flows is based on model-driven estimates of projected payments, prepayments, defaults and loss-given-default (LGD). Using statistical modeling methodologies, the Corporation estimates the probability that a loan will default prior to maturity based on the attributes of each loan. The factors that are most relevant to the probability of default are the refreshed LTV, or in the case of a subordinated lien, refreshed CLTV, borrower credit score, months since origination (i.e., vintage) and geography. Each of these factors is further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). Severity (or LGD) is estimated based on the refreshed LTV for first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation’s historical experience, but are adjusted to reflect an assessment of environmental factors that may not be reflected in the historical data, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs, a loan’s default history prior to modification and the change in borrower payments post-modification.

At June 30, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $1.1 billion and $2.0 billion at June 30, 2012 and December 31, 2011.

The table below presents impaired loans in the Corporation’s Home Loans portfolio segment at June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011 and includes primarily loans managed by Legacy Assets & Servicing within Consumer Real Estate Services (CRES). Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value.

Impaired Loans - Home Loans
			June 30, 2012			December 31, 2011
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage			$11,926	$8,865	n/a	$10,907	$8,168	n/a
Home equity			1,780	486	n/a	1,747	479	n/a
Discontinued real estate			408	223	n/a	421	240	n/a
With an allowance recorded
Residential mortgage			$12,750	$11,451	$1,309	$12,296	$11,119	$1,295
Home equity			1,437	1,168	553	1,551	1,297	622
Discontinued real estate			195	144	28	213	159	29
Total
Residential mortgage			$24,676	$20,316	$1,309	$23,203	$19,287	$1,295
Home equity			3,217	1,654	553	3,298	1,776	622
Discontinued real estate			603	367	28	634	399	29

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$8,669	$74	$5,427	$62	$8,570	$147	$5,527	$116
Home equity	485	10	419	5	496	19	452	10
Discontinued real estate	224	2	216	2	228	4	222	4
With an allowance recorded
Residential mortgage	$11,326	$106	$9,828	$77	$11,174	$204	$8,790	$147
Home equity	1,205	13	1,439	8	1,230	22	1,370	15
Discontinued real estate	148	2	181	2	150	4	175	3
Total
Residential mortgage	$19,995	$180	$15,255	$139	$19,744	$351	$14,317	$263
Home equity	1,690	23	1,858	13	1,726	41	1,822	25
Discontinued real estate	372	4	397	4	378	8	397	7

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

The table below presents the June 30, 2012 and 2011 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during the three and six months ended June 30, 2012 and 2011, and net charge-offs that were recorded during the period in which the modification occurred. The following Home Loans tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are managed by Legacy Assets & Servicing within CRES.

Home Loans - TDRs Entered into During the Three Months Ended June 30, 2012 and 2011 (1)
	June 30, 2012				Three Months Ended June 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
Residential mortgage	$1,736	$1,408	5.68%	4.78%	$72
Home equity	139	82	4.33	3.57	29
Discontinued real estate	26	12	6.88	5.78	4
Total	$1,901	$1,502	5.60	4.71	$105

	June 30, 2011				Three Months Ended June 30, 2011
Residential mortgage	$4,254	$3,851	5.97%	4.99%	$51
Home equity	280	169	6.60	4.91	43
Discontinued real estate	39	25	6.49	4.67	2
Total	$4,573	$4,045	6.01	4.99	$96

Home Loans - TDRs Entered into During the Six Months Ended June 30, 2012 and 2011 (1)
	June 30, 2012				Six Months Ended June 30, 2012
Residential mortgage	$3,299	$2,755	5.64%	4.69%	$140
Home equity	333	169	4.85	3.60	93
Discontinued real estate	44	21	6.71	5.56	6
Total	$3,676	$2,945	5.59	4.61	$239

	June 30, 2011				Six Months Ended June 30, 2011
Residential mortgage	$7,823	$6,954	5.99%	4.95%	$75
Home equity	660	391	6.53	4.71	71
Discontinued real estate	80	50	6.51	4.51	4
Total	$8,563	$7,395	6.04	4.93	$150

(1)
TDRs entered into during both the three and six months ended June 30, 2012 include residential mortgage modifications with principal forgiveness of $183 million and discontinued real estate modifications with principal forgiveness of $6 million.

The following table presents the June 30, 2012 and 2011 carrying value for home loans that were modified in a TDR during the three and six months ended June 30, 2012 and 2011 by type of modification.

Home Loans - Modification Programs
	TDRs Entered into During the Three Months Ended June 30, 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$15	$19	$—	$34
Principal and/or interest forbearance	1	7	—	8
Other modifications (1)	2	—	—	2
Total modifications under government programs	18	26	—	44

Modifications under proprietary programs
Contractual interest rate reduction	499	3	1	503
Capitalization of past due amounts	22	—	—	22
Principal and/or interest forbearance	103	2	—	105
Other modifications (1)	27	6	1	34
Total modifications under proprietary programs	651	11	2	664
Trial modifications	739	45	10	794
Total modifications	$1,408	$82	$12	$1,502

	TDRs Entered into During the Three Months Ended June 30, 2011
Modifications under government programs
Contractual interest rate reduction	$490	$45	$3	$538
Principal and/or interest forbearance	67	16	—	83
Other modifications (1)	35	2	—	37
Total modifications under government programs	592	63	3	658

Modifications under proprietary programs
Contractual interest rate reduction	1,418	39	5	1,462
Capitalization of past due amounts	234	—	—	234
Principal and/or interest forbearance	243	13	3	259
Other modifications (1)	90	9	—	99
Total modifications under proprietary programs	1,985	61	8	2,054
Trial modifications	1,274	45	14	1,333
Total modifications	$3,851	$169	$25	$4,045

(1)	Includes other modifications such as term or payment extensions and repayment plans.

Home Loans - Modification Programs (continued)
	TDRs Entered into During the Six Months Ended June 30, 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$82	$52	$—	$134
Principal and/or interest forbearance	13	17	—	30
Other modifications (1)	19	1	—	20
Total modifications under government programs	114	70	—	184

Modifications under proprietary programs
Contractual interest rate reduction	928	12	1	941
Capitalization of past due amounts	40	—	—	40
Principal and/or interest forbearance	202	6	—	208
Other modifications (1)	76	9	1	86
Total modifications under proprietary programs	1,246	27	2	1,275
Trial modifications	1,395	72	19	1,486
Total modifications	$2,755	$169	$21	$2,945

	TDRs Entered into During the Six Months Ended June 30, 2011
Modifications under government programs
Contractual interest rate reduction	$736	$160	$7	$903
Principal and/or interest forbearance	112	28	1	141
Other modifications (1)	59	4	—	63
Total modifications under government programs	907	192	8	1,107

Modifications under proprietary programs
Contractual interest rate reduction	2,767	67	13	2,847
Capitalization of past due amounts	379	—	1	380
Principal and/or interest forbearance	460	29	5	494
Other modifications (1)	211	20	1	232
Total modifications under proprietary programs	3,817	116	20	3,953
Trial modifications	2,230	83	22	2,335
Total modifications	$6,954	$391	$50	$7,395

(1)	Includes other modifications such as term or payment extensions and repayment plans.

The table below presents the carrying value of loans that entered into payment default during the three and six months ended June 30, 2012 and 2011 and that were modified in a TDR during the 12 months preceding payment default. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment default on trial modifications where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Home Loans - TDRs Entering Payment Default That Were Modified During the Preceding Twelve Months
	Three Months Ended June 30, 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs	$67	$2	$1	$70
Modifications under proprietary programs	241	5	2	248
Trial modifications	181	6	—	187
Total modifications	$489	$13	$3	$505

	Three Months Ended June 30, 2011
Modifications under government programs	$46	$—	$—	$46
Modifications under proprietary programs	450	10	3	463
Trial modifications	12	—	1	13
Total modifications	$508	$10	$4	$522

	Six Months Ended June 30, 2012
Modifications under government programs	$141	$4	$2	$147
Modifications under proprietary programs	615	9	5	629
Trial modifications	290	9	1	300
Total modifications	$1,046	$22	$8	$1,076

	Six Months Ended June 30, 2011
Modifications under government programs	$100	$—	$1	$101
Modifications under proprietary programs	908	30	7	945
Trial modifications	18	1	1	20
Total modifications	$1,026	$31	$9	$1,066
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

All credit card and other consumer loans not secured by real estate, including modified loans, remain on accrual status until the loan is either charged off or paid in full. The allowance for impaired credit card loans is based on the present value of projected cash flows, which incorporate the Corporation's historical payment default and loss experience on modified loans, discounted using the portfolio’s average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Prior to modification, credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including but not limited to historical loss experience, delinquencies, economic trends and credit scores.

The table below provides information on the Corporation's renegotiated TDR portfolio at June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011. The renegotiated TDR portfolio is considered impaired and had a related allowance as shown below.

Impaired Loans - Credit Card and Other Consumer - Renegotiated TDRs
			June 30, 2012			December 31, 2011
(Dollars in millions)			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With an allowance recorded
U.S. credit card			$3,883	$3,905	$1,068	$5,272	$5,305	$1,570
Non-U.S. credit card			476	483	324	588	597	435
Direct/Indirect consumer			907	911	306	1,193	1,198	405

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With an allowance recorded
U.S. credit card	$4,400	$69	$7,637	$115	$4,710	$146	$8,100	$242
Non-U.S. credit card	508	3	808	1	540	5	803	3
Direct/Indirect consumer	1,000	13	1,686	23	1,073	29	1,763	47

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at June 30, 2012 and December 31, 2011.

Credit Card and Other Consumer - Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
U.S. credit card	$2,688	$3,788	$1,168	$1,436	$49	$81	$3,905	$5,305	80.71%	78.97%
Non-U.S. credit card	190	218	87	113	206	266	483	597	54.70	54.02
Direct/Indirect consumer	587	784	311	392	13	22	911	1,198	81.73	80.01
Total renegotiated TDRs	$3,465	$4,790	$1,566	$1,941	$268	$369	$5,299	$7,100	78.52	77.05

At June 30, 2012 and December 31, 2011, the Corporation had a renegotiated TDR portfolio of $5.3 billion and $7.1 billion of which $4.2 billion was current or less than 30 days past due under the modified terms at June 30, 2012. The renegotiated TDR portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming. Instead, these loans are charged off no later than the end of the month in which the loan becomes 180 days past due.

The table below provides information on the Corporation’s renegotiated TDR portfolio including the unpaid principal balance and carrying value of loans that were modified in TDRs during the three and six months ended June 30, 2012 and 2011, along with charge-offs that were recorded during the calendar quarter in which the modification occurred. The table also presents the average pre- and post-modification interest rate.

Credit Card and Other Consumer - Renegotiated TDRs Entered into During the Three Months Ended June 30, 2012 and 2011
	June 30, 2012				Three Months Ended June 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$123	$127	17.61%	6.30%	$1
Non-U.S. credit card	92	97	26.27	0.78	4
Direct/Indirect consumer	18	18	15.24	3.96	—
Total	$233	$242	20.91	3.91	$5

	June 30, 2011				Three Months Ended June 30, 2011
U.S. credit card	$281	$291	19.06%	6.06%	$3
Non-U.S. credit card	181	189	26.49	0.66	8
Direct/Indirect consumer	66	67	15.57	5.62	1
Total	$528	$547	21.21	4.13	$12

Credit Card and Other Consumer - Renegotiated TDRs Entered into During the Six Months Ended June 30, 2012 and 2011
	June 30, 2012				Six Months Ended June 30, 2012
U.S. credit card	$264	$268	17.94%	6.34%	$8
Non-U.S. credit card	172	181	26.17	0.88	39
Direct/Indirect consumer	41	41	15.37	4.17	1
Total	$477	$490	20.75	4.15	$48

	June 30, 2011				Six Months Ended June 30, 2011
U.S. credit card	$637	$652	19.16%	6.14%	$20
Non-U.S. credit card	294	307	26.62	0.68	53
Direct/Indirect consumer	158	161	15.63	5.63	4
Total	$1,089	$1,120	20.70	4.57	$77

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three and six months ended June 30, 2012 and 2011.

Credit Card and Other Consumer - Renegotiated TDRs by Program Type
	Renegotiated TDRs Entered into During the Three Months Ended June 30, 2012
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$57	$70	$—	$127
Non-U.S. credit card	51	46	—	97
Direct/Indirect consumer	9	9	—	18
Total renegotiated TDRs	$117	$125	$—	$242

	Renegotiated TDRs Entered into During the Three Months Ended June 30, 2011
U.S. credit card	$172	$117	$2	$291
Non-U.S. credit card	99	90	—	189
Direct/Indirect consumer	42	25	—	67
Total renegotiated TDRs	$313	$232	$2	$547

	Renegotiated TDRs Entered into During the Six Months Ended June 30, 2012
U.S. credit card	$127	$141	$—	$268
Non-U.S. credit card	95	86	—	181
Direct/Indirect consumer	21	20	—	41
Total renegotiated TDRs	$243	$247	$—	$490

	Renegotiated TDRs Entered into During the Six Months Ended June 30, 2011
U.S. credit card	$379	$271	$2	$652
Non-U.S. credit card	150	156	1	307
Direct/Indirect consumer	96	64	1	161
Total renegotiated TDRs	$625	$491	$4	$1,120

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan losses for impaired credit card and other consumer loans. At June 30, 2012, the allowance for loan and lease losses on the Corporation's renegotiated portfolio was 32.04 percent of the carrying value of these loans. Loans that entered into payment default during the three and six months ended June 30, 2012 that had been modified in a TDR during the 12 months preceding payment default were $51 million and $133 million for U.S. credit card, $77 million and $159 million for non-U.S. credit card and $8 million and $24 million for direct/indirect consumer. Loans that entered into payment default during the three and six months ended June 30, 2011 and that had been modified in a TDR during the 12 months preceding payment default were $217 million and $600 million for U.S. credit card, $101 million and $202 million for non-U.S. credit card and $45 million and $122 million for direct/indirect consumer.

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

At the time of restructuring, the loans are remeasured to reflect the impact, if any, on projected cash flows resulting from the modified terms. If there was no forgiveness of principal and the interest rate was not decreased, the modification may have little or no impact on the allowance established for the loan. If a portion of the loan is deemed to be uncollectible, a charge-off may be recorded at the time of restructuring. Alternatively, a charge-off may already have been recorded in a previous period such that no charge-off is required at the time of modification. For information concerning modifications for the U.S. small business commercial portfolio, see Credit Card and Other Consumer in this Note.

At June 30, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $433 million and $612 million at June 30, 2012 and December 31, 2011.

The table below presents impaired loans in the Corporation's Commercial loan portfolio segment at June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans - Commercial
			June 30, 2012			December 31, 2011
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial			$1,378	$1,087	n/a	$1,482	$985	n/a
Commercial real estate			1,765	1,531	n/a	2,587	2,095	n/a
Non-U.S. commercial			148	148	n/a	216	101	n/a
U.S. small business commercial (1)			—	—	n/a	—	—	n/a
With an allowance recorded
U.S. commercial			$2,364	$1,638	$188	$2,654	$1,987	$232
Commercial real estate			2,350	1,557	106	3,329	2,384	135
Non-U.S. commercial			416	61	12	308	58	6
U.S. small business commercial (1)			449	427	116	531	503	172
Total
U.S. commercial			$3,742	$2,725	$188	$4,136	$2,972	$232
Commercial real estate			4,115	3,088	106	5,916	4,479	135
Non-U.S. commercial			564	209	12	524	159	6
U.S. small business commercial (1)			449	427	116	531	503	172

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$1,086	$9	$534	$1	$1,061	$17	$503	$1
Commercial real estate	1,691	4	1,895	1	1,832	8	1,854	2
Non-U.S. commercial	137	—	92	—	125	—	71	—
U.S. small business commercial (1)	—	—	—	—	—	—	—	—
With an allowance recorded
U.S. commercial	$1,805	$7	$2,463	$2	$1,854	$18	$2,692	$3
Commercial real estate	1,789	4	3,491	2	2,027	10	3,709	4
Non-U.S. commercial	54	1	66	—	58	1	122	—
U.S. small business commercial (1)	437	3	707	6	455	7	762	13
Total
U.S. commercial	$2,891	$16	$2,997	$3	$2,915	$35	$3,195	$4
Commercial real estate	3,480	8	5,386	3	3,859	18	5,563	6
Non-U.S. commercial	191	1	158	—	183	1	193	—
U.S. small business commercial (1)	437	3	707	6	455	7	762	13

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

The table below presents the June 30, 2012 and 2011 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and six months ended June 30, 2012 and 2011, along with charge-offs that were recorded during the calendar quarter in which the modification occurred.

Commercial - TDRs Entered into During the Three Months Ended June 30, 2012 and 2011
	June 30, 2012		Three Months Ended June 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S commercial	$220	$162	$13
Commercial real estate	226	210	—
Non-U.S. commercial	66	66	—
U.S. small business commercial (1)	7	8	—
Total	$519	$446	$13

	June 30, 2011		Three Months Ended June 30, 2011
U.S commercial	$517	$515	$1
Commercial real estate	668	589	12
Non-U.S. commercial	45	45	—
U.S. small business commercial (1)	18	21	—
Total	$1,248	$1,170	$13

Commercial - TDRs Entered into During the Six Months Ended June 30, 2012 and 2011
	June 30, 2012		Six Months Ended June 30, 2012
U.S commercial	$558	$496	$15
Commercial real estate	486	401	4
Non-U.S. commercial	66	66	—
U.S. small business commercial (1)	16	17	1
Total	$1,126	$980	$20

	June 30, 2011		Six Months Ended June 30, 2011
U.S commercial	$892	$866	$17
Commercial real estate	1,231	1,071	41
Non-U.S. commercial	52	51	—
U.S. small business commercial (1)	40	46	3
Total	$2,215	$2,034	$61

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral, when measuring the allowance for loan losses. TDRs that were in payment default at June 30, 2012 and 2011 had a carrying value of $170 million and $27 million for U.S. commercial, $335 million and $268 million for commercial real estate and $12 million and $19 million for U.S. small business commercial.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on Countrywide Financial Corporation (Countrywide) consumer PCI loans. Reclassifications from nonaccretable difference primarily result when there is a change in expected cash flows due to various factors, including changes in interest rates on variable-rate loans and prepayment assumptions. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

(Dollars in millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Accretable yield, beginning of period	$4,872	$4,990
Accretion	(258)	(534)
Disposals/transfers	(1)	(25)
Reclassifications from nonaccretable difference	220	402
Accretable yield, June 30, 2012	$4,833	$4,833

See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for further information on PCI loans and Note 6 – Allowance for Credit Losses for the carrying value and valuation allowance for Countrywide PCI loans.

Loans Held-for-sale

The Corporation had LHFS of $13.3 billion and $13.8 billion at June 30, 2012 and December 31, 2011. Proceeds from sales, securitizations and paydowns of LHFS were $23.4 billion and $99.0 billion for the six months ended June 30, 2012 and 2011. Amounts used for originations and purchases of LHFS were $23.5 billion and $80.4 billion for the six months ended June 30, 2012 and 2011.

NOTE 6 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, April 1	$20,973	$7,664	$3,574	$32,211
Loans and leases charged off	(1,769)	(2,020)	(622)	(4,411)
Recoveries of loans and leases previously charged off	127	411	247	785
Net charge-offs	(1,642)	(1,609)	(375)	(3,626)
Provision for loan and lease losses	679	1,054	107	1,840
Other (1)	(46)	(85)	(6)	(137)
Allowance for loan and lease losses, June 30	19,964	7,024	3,300	30,288
Reserve for unfunded lending commitments, April 1	—	—	651	651
Provision for unfunded lending commitments	—	—	(67)	(67)
Other (2)	—	—	(10)	(10)
Reserve for unfunded lending commitments, June 30	—	—	574	574
Allowance for credit losses, June 30	$19,964	$7,024	$3,874	$30,862

	Six Months Ended June 30, 2012
Allowance for loan and lease losses, January 1	$21,079	$8,569	$4,135	$33,783
Loans and leases charged off	(3,776)	(4,262)	(1,153)	(9,191)
Recoveries of loans and leases previously charged off	263	837	409	1,509
Net charge-offs	(3,513)	(3,425)	(744)	(7,682)
Provision for loan and lease losses	2,444	1,933	(80)	4,297
Other (1)	(46)	(53)	(11)	(110)
Allowance for loan and lease losses, June 30	19,964	7,024	3,300	30,288
Reserve for unfunded lending commitments, January 1	—	—	714	714
Provision for unfunded lending commitments	—	—	(106)	(106)
Other (2)	—	—	(34)	(34)
Reserve for unfunded lending commitments, June 30	—	—	574	574
Allowance for credit losses, June 30	$19,964	$7,024	$3,874	$30,862

	Three Months Ended June 30, 2011
Allowance for loan and lease losses, April 1	$20,097	$13,271	$6,475	$39,843
Loans and leases charged off	(2,603)	(3,245)	(759)	(6,607)
Recoveries of loans and leases previously charged off	210	476	256	942
Net charge-offs	(2,393)	(2,769)	(503)	(5,665)
Provision for loan and lease losses	3,249	529	(518)	3,260
Other (1)	—	(100)	(26)	(126)
Allowance for loan and lease losses, June 30	20,953	10,931	5,428	37,312
Reserve for unfunded lending commitments, April 1	—	—	961	961
Provision for unfunded lending commitments	—	—	(5)	(5)
Other (2)	—	—	(59)	(59)
Reserve for unfunded lending commitments, June 30	—	—	897	897
Allowance for credit losses, June 30	$20,953	$10,931	$6,325	$38,209

	Six Months Ended June 30, 2011
Allowance for loan and lease losses, January 1	$19,252	$15,463	$7,170	$41,885
Loans and leases charged off	(4,892)	(6,976)	(1,665)	(13,533)
Recoveries of loans and leases previously charged off	395	966	479	1,840
Net charge-offs	(4,497)	(6,010)	(1,186)	(11,693)
Provision for loan and lease losses	6,197	1,508	(529)	7,176
Other (1)	1	(30)	(27)	(56)
Allowance for loan and lease losses, June 30	20,953	10,931	5,428	37,312
Reserve for unfunded lending commitments, January 1	—	—	1,188	1,188
Provision for unfunded lending commitments	—	—	(107)	(107)
Other (2)	—	—	(184)	(184)
Reserve for unfunded lending commitments, June 30	—	—	897	897
Allowance for credit losses, June 30	$20,953	$10,931	$6,325	$38,209

(1)	Represents primarily the impacts of portfolio sales, deconsolidations and foreign currency translation adjustments.

(2)	Represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

During the three and six months ended June 30, 2012, for the PCI loan portfolio, the Corporation recorded $6 million and $493 million in provision for credit losses with a corresponding increase in the valuation allowance included as part of the allowance for loan and lease losses. This compared to $412 million and $2.0 billion for the same periods in 2011. The valuation allowance associated with the PCI loan portfolio was $9.0 billion and $8.5 billion at June 30, 2012 and December 31, 2011.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at June 30, 2012 and December 31, 2011.

Allowance and Carrying Value by Portfolio Segment
	June 30, 2012
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,890	$1,698	$422	$4,010
Carrying value (3)	22,337	5,299	6,449	34,085
Allowance as a percentage of carrying value	8.46%	32.04%	6.54%	11.76%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$9,122	$5,326	$2,878	$17,326
Carrying value (3, 4)	328,177	188,155	303,346	819,678
Allowance as a percentage of carrying value (4)	2.78%	2.83%	0.95%	2.11%
Purchased credit-impaired loans
Valuation allowance	$8,952	n/a	n/a	$8,952
Carrying value gross of valuation allowance	30,191	n/a	n/a	30,191
Valuation allowance as a percentage of carrying value	29.65%	n/a	n/a	29.65%
Total
Allowance for loan and lease losses	$19,964	$7,024	$3,300	$30,288
Carrying value (3, 4)	380,705	193,454	309,795	883,954
Allowance as a percentage of carrying value (4)	5.24%	3.63%	1.07%	3.43%

	December 31, 2011
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,946	$2,410	$545	$4,901
Carrying value (3)	21,462	7,100	8,113	36,675
Allowance as a percentage of carrying value	9.07%	33.94%	6.71%	13.36%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$10,674	$6,159	$3,590	$20,423
Carrying value (3, 4)	344,821	202,010	302,089	848,920
Allowance as a percentage of carrying value (4)	3.10%	3.05%	1.19%	2.41%
Purchased credit-impaired loans
Valuation allowance	$8,459	n/a	n/a	$8,459
Carrying value gross of valuation allowance	31,801	n/a	n/a	31,801
Valuation allowance as a percentage of carrying value	26.60%	n/a	n/a	26.60%
Total
Allowance for loan and lease losses	$21,079	$8,569	$4,135	$33,783
Carrying value (3, 4)	398,084	209,110	310,202	917,396
Allowance as a percentage of carrying value (4)	5.30%	4.10%	1.33%	3.68%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Commercial impaired allowance for loan and lease losses includes $116 million and $172 million at June 30, 2012 and December 31, 2011 related to U.S. small business commercial renegotiated TDR loans.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.4 billion and $8.8 billion at June 30, 2012 and December 31, 2011.
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

The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2012 and December 31, 2011, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at June 30, 2012 and December 31, 2011 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.

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

Except as described below and in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2012 or the year ended December 31, 2011 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2012 and 2011.

First-lien Mortgage Securitizations
	Residential Mortgage - Agency		Commercial Mortgage
	Three Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Cash proceeds from new securitizations (1)	$8,889	$36,222	$—	$1,802
Loss on securitizations, net of hedges (2)	(45)	(227)	—	—

	Six Months Ended June 30
	2012	2011	2012	2011
Cash proceeds from new securitizations (1)	$15,227	$96,976	$325	$1,802
Loss on securitizations, net of hedges (2)	(62)	(55)	—	—

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three and six months ended June 30, 2012, the Corporation recognized $395 million and $714 million of gains on these LHFS compared to $765 million and $1.8 billion for the same periods in 2011, net of hedges.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $21 million in connection with first-lien mortgage securitizations, principally residential agency securitizations, for both the three and six months ended June 30, 2012, and $455 million for the same periods in 2011. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and six months ended June 30, 2012 and 2011, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.2 billion and $2.5 billion during the three and six months ended June 30, 2012 compared to $1.5 billion and $3.1 billion for the same periods in 2011. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $24.6 billion and $26.0 billion at June 30, 2012 and December 31, 2011. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and six months ended June 30, 2012, $2.5 billion and $2.7 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications compared to $1.8 billion and $7.6 billion for the same periods in 2011. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing fee and ancillary fee income on commercial mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $8 million and $9 million during the three and six months ended June 30, 2012 compared to a loss of $1 million and income of $2 million for the same periods in 2011. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $173 million and $152 million at June 30, 2012 and December 31, 2011. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2012 and December 31, 2011.

First-lien VIEs
	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Unconsolidated VIEs
Maximum loss exposure (1)	$34,200	$37,519	$2,246	$2,375	$262	$289	$411	$506	$708	$981
On-balance sheet assets
Senior securities held (2):
Trading account assets	$8,558	$8,744	$87	$94	$9	$3	$281	$343	$12	$21
AFS debt securities	25,642	28,775	1,539	2,001	185	174	129	163	585	846
Subordinate securities held (2):
Trading account assets	—	—	—	—	2	30	—	—	23	3
AFS debt securities	—	—	22	26	11	30	—	—	—	—
Residual interests held	—	—	12	8	—	9	1	—	24	43
Total retained positions	$34,200	$37,519	$1,660	$2,129	$207	$246	$411	$506	$644	$913
Principal balance outstanding (3)	$975,420	$1,198,766	$54,882	$61,207	$67,804	$73,949	$93,254	$101,622	$68,174	$76,645

Consolidated VIEs
Maximum loss exposure (1)	$48,942	$50,648	$100	$450	$404	$419	$—	$—	$—	$—
On-balance sheet assets
Loans and leases	$48,413	$50,159	$307	$1,298	$865	$892	$—	$—	$—	$—
Allowance for loan and lease losses	(7)	(6)	—	—	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	627	622	—	—	—	—
All other assets	536	495	1	63	46	59	—	—	—	—
Total assets	$48,942	$50,648	$308	$1,361	$1,538	$1,573	$—	$—	$—	$—
On-balance sheet liabilities
Other short-term borrowings	$—	$—	$—	$—	$652	$650	$—	$—	$—	$—
Long-term debt	—	—	231	1,360	875	911	—	—	—	—
All other liabilities	—	—	—	—	—	57	—	—	—	—
Total liabilities	$—	$—	$231	$1,360	$1,527	$1,618	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and MSRs. For more information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 18 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2012 and 2011, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

During the three months ended June 30, 2012, the Corporation deconsolidated several prime residential mortgage trusts with total assets of $1.2 billion following the transfer of servicing to a third party.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 8 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and six months ended June 30, 2012 and 2011. All of the home equity trusts have entered the rapid amortization phase, and accordingly, there were no collections reinvested in revolving period securitizations for the three and six months ended June 30, 2012 and 2011.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at June 30, 2012 and December 31, 2011.

Home Equity Loan VIEs
	June 30, 2012			December 31, 2011
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$2,256	$7,203	$9,459	$2,672	$7,563	$10,235
On-balance sheet assets
Trading account assets	$—	$6	$6	$—	$5	$5
AFS debt securities	—	13	13	—	13	13
Loans and leases	2,467	—	2,467	2,975	—	2,975
Allowance for loan and lease losses	(211)	—	(211)	(303)	—	(303)
Total	$2,256	$19	$2,275	$2,672	$18	$2,690
On-balance sheet liabilities
Long-term debt	$2,573	$—	$2,573	$3,081	$—	$3,081
All other liabilities	78	—	78	66	—	66
Total	$2,651	$—	$2,651	$3,147	$—	$3,147
Principal balance outstanding	$2,467	$13,523	$15,990	$2,975	$14,422	$17,397

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

Included in the table above are consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. For additional information, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. At June 30, 2012 and December 31, 2011, home equity loan securitization transactions in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $9.8 billion and $10.7 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $371 million and $460 million at June 30, 2012 and December 31, 2011, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At June 30, 2012 and December 31, 2011, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $58 million and $69 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $14 million and $31 million of servicing fee income related to home equity loan securitizations during the three and six months ended June 30, 2012 compared to $16 million and $33 million for the same periods in 2011.

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

The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at June 30, 2012 and December 31, 2011.

Credit Card VIEs
(Dollars in millions)	June 30 2012	December 31 2011
Consolidated VIEs
Maximum loss exposure	$41,029	$38,282
On-balance sheet assets
Derivative assets	$337	$788
Loans and leases (1)	67,799	74,793
Allowance for loan and lease losses	(3,848)	(4,742)
Loans held-for-sale	553	—
All other assets (2)	2,069	723
Total	$66,910	$71,562
On-balance sheet liabilities
Other short-term borrowings	$553	$—
Long-term debt	25,218	33,076
All other liabilities	110	204
Total	$25,881	$33,280
Trust loans	$68,352	$74,793

(1)	At June 30, 2012 and December 31, 2011, loans and leases included $31.2 billion and $28.7 billion of seller’s interest and $383 million and $1.0 billion of discount receivables.

(2)	At June 30, 2012 and December 31, 2011, all other assets included restricted cash and short-term investment accounts and unbilled accrued interest and fees.

The Corporation holds subordinate securities with a notional principal amount of $10.6 billion and a stated interest rate of zero percent issued by certain credit card securitization trusts. In addition, during 2010 and 2009 the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation subordinated a portion of its seller's interest to the investors' interest. These actions were taken to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts.

During the three months ended June 30, 2012, the Corporation transferred $553 million of credit card receivables to a third party-sponsored securitization vehicle. As the Corporation was committed to purchasing the senior interest in the vehicle at June 30, 2012 and continues to service the receivables, the Corporation is the primary beneficiary and consolidated the trust.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at June 30, 2012 and December 31, 2011.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Unconsolidated VIEs
Maximum loss exposure	$22,957	$31,140	$3,410	$3,752	$90	$93
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$895	$2,595	$135	$228	$—	$—
AFS debt securities	21,892	27,616	—	—	78	81
Subordinate securities held (1, 2):
AFS debt securities	76	544	—	—	—	—
Residual interests held (3)	94	385	—	—	—	—
All other assets	—	—	—	—	12	12
Total retained positions	$22,957	$31,140	$135	$228	$90	$93
Total assets of VIEs (4)	$43,919	$60,459	$5,307	$5,964	$2,358	$668

Consolidated VIEs
Maximum loss exposure	$—	$—	$2,743	$3,901	$1,282	$1,087
On-balance sheet assets
Trading account assets	$—	$—	$2,743	$3,901	$—	$—
Loans and leases	—	—	—	—	3,595	4,923
Allowance for loan and lease losses	—	—	—	—	(3)	(7)
All other assets	—	—	—	—	314	168
Total assets	$—	$—	$2,743	$3,901	$3,906	$5,084
On-balance sheet liabilities
Other short-term borrowings	$—	$—	$3,041	$5,127	$—	$—
Long-term debt	—	—	—	—	2,620	3,992
All other liabilities	—	—	—	—	104	90
Total liabilities	$—	$—	$3,041	$5,127	$2,724	$4,082

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and six months ended June 30, 2012 and 2011, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(2)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(3)	The retained residual interests are carried at fair value which was derived using model valuations (Level 2 of the fair value hierarchy).

(4)	Total assets include loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loan.

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

The Corporation resecuritized $14.3 billion and $24.3 billion of securities during the three and six months ended June 30, 2012 compared to $21.6 billion and $24.1 billion for the same periods in 2011. All of the securities transferred into resecuritization vehicles during the three and six months ended June 30, 2012 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded. Gains on sale of $732 million and $735 million were recorded during the three and six months ended June 30, 2011. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinate securities issued by non-agency trusts, the Corporation does not consolidate the trust.

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

During the three and six months ended June 30, 2012, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $124 million and $199 million compared to $348 million and $415 million for the same periods in 2011. At June 30, 2012 and December 31, 2011, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.1 billion and $2.5 billion.

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.3 billion and $3.5 billion at June 30, 2012 and December 31, 2011. The weighted-average remaining life of bonds held in the trusts at June 30, 2012 was 8.9 years. There were no material write-downs or downgrades of assets or issuers during the three and six months ended June 30, 2012 and 2011.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. During the three months ended June 30, 2012, the Corporation transferred automobile loans into an unconsolidated automobile trust, receiving cash proceeds of $2.4 billion and recording a loss on sale of $7 million. At June 30, 2012, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $6.2 billion, including trusts collateralized by automobile loans of $4.9 billion, student loans of $1.0 billion and other loans of $313 million. At December 31, 2011, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $5.8 billion, including trusts collateralized by automobile loans of $3.9 billion, student loans of $1.2 billion and other loans of $668 million.

Collateralized Debt Obligation Vehicles

CDO vehicles hold diversified pools of fixed-income securities, typically corporate debt or ABS, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of CDS to synthetically create exposure to fixed-income securities. CLOs, which are a subset of CDOs, hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third-party portfolio managers. The Corporation transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs, including a CDS counterparty for synthetic CDOs. The Corporation has also entered into total return swaps with certain CDOs whereby the Corporation absorbs the economic returns generated by specified assets held by the CDO. The Corporation receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs. No third parties provide a significant amount of similar commitments to these CDOs.

The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at June 30, 2012 and December 31, 2011.

CDO Vehicle VIEs
	June 30, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$2,178	$2,191	$4,369	$1,695	$2,272	$3,967
On-balance sheet assets
Trading account assets	$1,964	$636	$2,600	$1,392	$461	$1,853
Derivative assets	214	500	714	452	678	1,130
All other assets	—	83	83	—	96	96
Total	$2,178	$1,219	$3,397	$1,844	$1,235	$3,079
On-balance sheet liabilities
Derivative liabilities	$—	$6	$6	$—	$11	$11
Long-term debt	2,867	2	2,869	2,712	2	2,714
Total	$2,867	$8	$2,875	$2,712	$13	$2,725
Total assets of VIEs	$2,178	$30,504	$32,682	$1,844	$32,903	$34,747

The Corporation’s maximum loss exposure of $4.4 billion at June 30, 2012 included $209 million of super senior CDO exposure, $2.2 billion of exposure to CDO financing facilities and $2.0 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at June 30, 2012 totaled $2.9 billion, all of which has recourse to the general credit of the Corporation. The Corporation’s maximum loss exposure is significantly less than the total assets of the unconsolidated CDO vehicles in the table above because the Corporation typically has exposure to only a portion of the total assets.

At June 30, 2012, the Corporation had $1.7 billion of aggregate liquidity exposure to CDOs. This amount includes $135 million of commitments to CDOs to provide funding for super senior exposures and $1.6 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. See Note 10 – Commitments and Contingencies for additional information. The Corporation's liquidity exposure to CDOs at June 30, 2012 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at June 30, 2012 and December 31, 2011.

Customer Vehicle VIEs
	June 30, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$2,687	$1,886	$4,573	$3,264	$2,116	$5,380
On-balance sheet assets
Trading account assets	$3,682	$157	$3,839	$3,302	$211	$3,513
Derivative assets	4	757	761	—	905	905
Loans and leases	175	—	175	—	—	—
Loans held-for-sale	888	—	888	907	—	907
All other assets	923	—	923	1,452	—	1,452
Total	$5,672	$914	$6,586	$5,661	$1,116	$6,777
On-balance sheet liabilities
Derivative liabilities	$16	$41	$57	$4	$42	$46
Other short-term borrowings	203	—	203	—	—	—
Long-term debt	3,952	—	3,952	3,912	—	3,912
All other liabilities	82	397	479	1	448	449
Total	$4,253	$438	$4,691	$3,917	$490	$4,407
Total assets of VIEs	$5,672	$3,673	$9,345	$5,661	$5,302	$10,963

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into CDS or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles of $737 million and $824 million at June 30, 2012 and December 31, 2011.

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

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2012 and December 31, 2011.

Other VIEs
	June 30, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$5,473	$6,765	$12,238	$7,429	$7,286	$14,715
On-balance sheet assets
Trading account assets	$110	$—	$110	$—	$—	$—
Derivative assets	452	444	896	394	440	834
AFS debt securities	—	56	56	—	62	62
Loans and leases	4,765	221	4,986	5,154	357	5,511
Allowance for loan and lease losses	(5)	—	(5)	(8)	(1)	(9)
Loans held-for-sale	95	435	530	106	598	704
All other assets	224	5,610	5,834	1,809	5,823	7,632
Total	$5,641	$6,766	$12,407	$7,455	$7,279	$14,734
On-balance sheet liabilities
Derivative liabilities	$4	$10	$14	$—	$—	$—
Long-term debt	120	—	120	10	—	10
All other liabilities	767	1,593	2,360	694	1,705	2,399
Total	$891	$1,603	$2,494	$704	$1,705	$2,409
Total assets of VIEs	$5,641	$10,302	$15,943	$7,455	$11,055	$18,510

Investment Vehicles

The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors. At June 30, 2012 and December 31, 2011, the Corporation’s consolidated investment vehicles had total assets of $961 million and $2.6 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $4.9 billion and $5.5 billion at June 30, 2012 and December 31, 2011. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $2.2 billion and $4.4 billion at June 30, 2012 and December 31, 2011 comprised primarily of on-balance sheet assets less non-recourse liabilities.

Leveraged Lease Trusts

The Corporation’s net investment in consolidated leveraged lease trusts totaled $4.6 billion and $4.8 billion at June 30, 2012 and December 31, 2011. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.3 billion and $5.4 billion at June 30, 2012 and December 31, 2011, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At June 30, 2012 and December 31, 2011, the Corporation’s maximum loss exposure under these financing arrangements was $4.1 billion and $4.7 billion, substantially all of which was classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.

NOTE 8 – Representations and Warranties Obligations and Corporate Guarantees

Background

The Corporation securitizes first-lien residential mortgage loans, generally in the form of MBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, the Corporation or certain subsidiaries or legacy companies make or have made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, HUD with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guaranty payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, the time horizon in which repurchase claims are typically brought has lengthened primarily due to a significant increase in GSE claims related to loans that had defaulted more than 18 months prior to the claim and to loans where the borrower made at least 25 payments.

The Corporation’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened condition, and the Corporation’s ability to recover on valid claims is therefore impacted, or eliminated accordingly. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. At June 30, 2012, approximately 27 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties compared to approximately 28 percent at December 31, 2011. During the three and six months ended June 30, 2012, the Corporation experienced an increase in recoveries from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties.

The Corporation currently structures its operations to limit the risk of repurchase and accompanying credit exposure by seeking to ensure consistent production of mortgages in accordance with its underwriting procedures and by servicing those mortgages consistent with its contractual obligations.

The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, as the Corporation believes appropriate. In the case of private-label securitizations, the Corporation's estimate considers, among other things, repurchase experience based on the settlement (BNY Mellon Settlement) with the Bank of New York Mellon as trustee (Trustee), adjusted to reflect differences between the 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts (the Covered Trusts) and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. The estimate of the liability for representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on the Corporation's results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. For additional information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous to the Corporation. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements, such as Syncora as discussed in Recent Syncora Settlement below, can be relied upon to predict the terms of future settlements. For a summary of the larger bulk settlement actions beginning in the fourth quarter of 2010, including the BNY Mellon Settlement, the settlement with Assured Guaranty Ltd. and subsidiaries (the Assured Guaranty Settlement) and the December 31, 2010 agreements with the GSEs to resolve repurchase claims (the GSE Agreements), see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Settlement with the Bank of New York Mellon, as Trustee

With regard to the BNY Mellon Settlement, an investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding. Several status hearings on discovery and other case administration matters have taken place. The Corporation is not a party to the proceeding.

Recent Syncora Settlement

On July 17, 2012, the Corporation, including certain of its affiliates, entered into an agreement with Syncora Guarantee, Inc. and Syncora Holdings Ltd. (Syncora), to resolve all of the monoline insurer's outstanding and potential claims related to alleged representations and warranties breaches involving eight first- and six second-lien RMBS trusts where Syncora provided financial guarantee insurance. The agreement, among other things, also resolves historical loan servicing issues and other potential liabilities to Syncora with respect to these trusts. The agreement covers the five second-lien RMBS trusts that were the subject of litigation and nine other first- and second-lien RMBS trusts, which had an original principal balance of first-lien mortgages of approximately $9.6 billion and second-lien mortgages of approximately $7.7 billion. As of June 30, 2012, $3.0 billion of loans in these first-lien trusts and $1.4 billion of loans in these second-lien trusts have defaulted or are 180 days or more past due (severely delinquent). The agreement provided for a cash payment of $375 million to Syncora. In addition, the parties entered into securities transfers and purchase transactions in connection with the settlement in order to terminate certain other relationships among the parties. The total cost to the Corporation was approximately $400 million and was fully accrued for by the Corporation at June 30, 2012.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain as outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved claims balance until resolution.

The table below presents unresolved repurchase claims at June 30, 2012 and December 31, 2011. The unresolved claims include only claims where the Corporation believes that the counterparty has a basis to submit claims. For additional information, see Whole Loan Sales and Private-label Securitizations Experience in this Note and Note 10 – Commitments and Contingencies. These repurchase claims do not include any repurchase claims related to the BNY Mellon Settlement regarding the Covered Trusts.

Unresolved Repurchase Claims by Counterparty and Product Type
(Dollars in millions)	June 30 2012	December 31 2011
By counterparty (1, 2)
GSEs	$10,974	$6,258
Monolines	3,128	3,082
Whole-loan investors, private-label securitization trustees and other	8,603	3,267
Total unresolved repurchase claims by counterparty	$22,705	$12,607
By product type (1, 2)
Prime loans	$6,729	$3,925
Alt-A	4,648	2,286
Home equity	2,954	2,872
Pay option	4,390	1,993
Subprime	2,526	891
Other	1,458	640
Total unresolved repurchase claims by product type	$22,705	$12,607

(1)
Excludes certain MI rescission notices. However, at June 30, 2012 and December 31, 2011, included $2.0 billion and $1.2 billion of repurchase requests received from the GSEs that have resulted solely from MI rescission notices. For additional information, see Mortgage Insurance Rescission Notices in this Note.

(2)
At June 30, 2012 and December 31, 2011, unresolved repurchase claims did not include repurchase demands of $3.1 billion and $1.7 billion where the Corporation believes the claimants have not satisfied the contractual thresholds as noted on page 195.

During the three months ended June 30, 2012, the Corporation received $8.2 billion in new repurchase claims, including $4.4 billion submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, $3.7 billion submitted by private-label securitization trustees and $119 million submitted by whole-loan investors. During the three months ended June 30, 2012, $1.6 billion in claims were resolved, primarily with the GSEs. Of the claims resolved, $876 million were resolved through rescissions and $704 million were resolved through mortgage repurchases and make-whole payments.

During the six months ended June 30, 2012, the Corporation received $12.9 billion in new repurchase claims, including $7.4 billion submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, $5.3 billion submitted by private-label securitization trustees and $226 million submitted by whole-loan investors. During the six months ended June 30, 2012, $2.8 billion in claims were resolved, primarily with the GSEs. Of the claims resolved, $1.6 billion were resolved through rescissions and $1.2 billion were resolved through mortgage repurchases and make-whole payments. In both periods new claims from monolines remained low, which the Corporation believes was due in part to the monolines' continued focus on litigation.

The Corporation expects unresolved repurchase claims to continue to increase due to, among other things, its differences with FNMA regarding its interpretation of the governing contracts, ongoing litigation with monoline insurers, and a continuing submission of claims by private-label securitization trustees in combination with the lack of an established process to resolve disputes with private-label securitization trustees.

The notional amount of unresolved GSE repurchase claims totaled $11.0 billion at June 30, 2012. The Corporation continued to experience elevated levels of new claims from FNMA, including claims related to loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans which defaulted more than 18 months prior to the repurchase request. Unresolved claims from FNMA totaled $10.1 billion at June 30, 2012, including $7.3 billion of claims related to loans on which the borrower has made at least 25 payments. During the six months ended June 30, 2012, the Corporation received $6.3 billion of claims from FNMA, including $5.5 billion of claims related to loans originated between 2005 and 2007. This amount includes $4.4 billion of loans on which the borrower had made at least 25 payments, including $2.1 billion of loans on which the borrower had made at least 37 payments. Historically, for those claims that have been approved for repurchase from the GSEs, the Corporation's loss severity rate on loans originated between 2004 and 2008 has averaged approximately 55 percent of the claim amount, which may or may not be predictive of future loss severity rates. The Corporation continues to believe that its interpretation of the governing contracts is consistent with past practices between the parties and its contractual obligations. For further discussion of the Corporation's experience with the GSEs, see Government-sponsored Enterprises Experience in this Note.

The notional amount of unresolved monoline repurchase claims totaled $3.1 billion at June 30, 2012. The Corporation has had limited repurchase claims experience with monoline insurers due to ongoing litigation and has not received a significant amount of new repurchase claims from the monolines in recent periods. The Corporation has reviewed and declined to repurchase substantially all of the unresolved claims at June 30, 2012 based on an assessment of whether a breach exists that materially and adversely affected the insurer's interest in the mortgage loan. Further, in the Corporation's experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and, except those that have been resolved in the Syncora Settlement, are currently the subject of litigation. In addition, $674 million of monoline claims outstanding at June 30, 2012 were resolved through the Syncora Settlement on July 17, 2012. For further discussion of the Corporation's practices regarding litigation accruals and range of possible loss for litigation and regulatory matters, which includes the status of its monoline litigation, see Estimated Range of Possible Loss in this Note.

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others increased to $8.6 billion at June 30, 2012 compared to $3.3 billion at December 31, 2011. The increase is primarily due to increases in the submission of claims by private-label securitization trustees. The Corporation anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement a year ago, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in the Corporation's reserves at that time. The Corporation expects unresolved repurchase claims from private-label securitization trustees to increase as claims continue to be submitted by private-label securitization trustees and there is not an established process for the ultimate resolution of claims on which there is a disagreement. For further discussion of the Corporation's experience with whole loans and private-label securitizations, see Whole Loan Sales and Private-label Securitizations Experience in this Note.

In addition to the claims above, the Corporation has received repurchase demands from private-label securitization investors and a master servicer where it believes the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts of such demands outstanding as of June 30, 2012 and December 31, 2011 were $3.1 billion and $1.7 billion. The Corporation does not believe that the $3.1 billion in additional demands received are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands. Of the demands outstanding at June 30, 2012 and December 31, 2011, $1.7 billion relate to loans underlying securitizations included in the BNY Mellon Settlement. A claimant, Walnut Place (11 entities with the common name Walnut Place, including Walnut Place LLC, and Walnut Place II LLC through Walnut Place XI LLC), had filed two lawsuits against the Corporation relating to $1.4 billion of these demands; following determination by the courts that the governing agreements bar repurchase claims by certificateholders and the consequent dismissal of Walnut Place's first lawsuit, the parties stipulated in July 2012 to the dismissal of Walnut Place's second lawsuit. For more information on the litigation with Walnut Place, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. If the BNY Mellon Settlement is approved by the court, the remaining repurchase demands related to loans underlying securitizations included in the BNY Mellon Settlement will be resolved by the settlement.

Mortgage Insurance Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the amount of such notices has remained elevated. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation between the parties are generally necessary to reach a conclusion on an individual notice. The level of engagement of the mortgage insurance companies varies and ongoing litigation involving some of the mortgage insurance companies over individual and bulk rescissions or claims for rescission limits the ability of the Corporation to engage in constructive dialogue leading to resolution. For loans sold to GSEs or private-label securitization trusts (including those wrapped by the monoline bond insurers), a MI rescission may give rise to a claim for breach of the applicable representations and warranties, depending on the governing sales contracts. In those cases where the governing contract contains MI-related representations and warranties, which upon rescission requires the Corporation to repurchase the affected loan or indemnify the investor for the related loss, the Corporation realizes the loss without the benefit of MI. If the Corporation is required to repurchase a loan or indemnify the investor as a result of a different breach of representations and warranties and there has been a MI rescission, or if the Corporation holds the loan for investment, it realizes the loss without the benefit of MI. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments as a result of alleged foreclosure delays, which in these cases would reduce the MI proceeds available to reduce the loss on the loan. While a legitimate MI rescission may constitute a valid basis for repurchase or other remedies under the GSE agreements and a small number of private-label MBS securitizations, and a MI rescission notice may result in a repurchase request, the Corporation believes MI rescission notices do not, in and of themselves, give rise to valid repurchase requests. FNMA's stated policy, however, is to view a MI rescission notice as a breach of the lender's representations and warranties, permitting FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA's loss even if the lender is contesting the MI rescission notice. The Corporation has informed FNMA that it does not agree with this policy.

The Corporation’s pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices has increased to $2.0 billion at June 30, 2012 from $1.2 billion at December 31, 2011. If it is required to abide by the terms of FNMA's stated policy regarding MI rescission notices, the amount of loans the Corporation is required to repurchase could increase and if they do, the Corporation’s representations and warranties liability will increase. For additional information on the FNMA policy, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

At June 30, 2012, the Corporation had approximately 106,000 open MI rescission notices compared to 90,000 at December 31, 2011. Through June 30, 2012, 28 percent of the MI rescission notices received have been resolved. Of those resolved, 21 percent were resolved through the Corporation's acceptance of the MI rescission, 51 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 28 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of June 30, 2012, 72 percent of the MI rescission notices the Corporation has received have not yet been resolved. Of those not yet resolved, 44 percent are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve the Corporation's legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. The Corporation is in the process of reviewing 37 percent of the remaining open MI rescission notices, and it has reviewed and is contesting the MI rescission with respect to 63 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 23 percent are also the subject of ongoing litigation although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.

Cash Settlements

As presented in the table below, during the three and six months ended June 30, 2012, the Corporation paid $591 million and $1.0 billion to resolve $723 million and $1.3 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $145 million and $409 million. During the three and six months ended June 30, 2011, the Corporation paid $1.6 billion and $2.1 billion to resolve $1.9 billion and $2.6 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $1.0 billion and $1.4 billion. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monoline insurers. The table below presents first-lien and home equity loan repurchases and indemnification payments for the three and six months ended June 30, 2012 and 2011.

Loan Repurchases and Indemnification Payments
	Three Months Ended June 30
	2012			2011
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$500	$520	$86	$860	$970	$419
Indemnification payments	197	48	48	958	539	539
Total first-lien	697	568	134	1,818	1,509	958
Home equity
Repurchases	12	12	—	3	3	—
Indemnification payments	14	11	11	45	48	48
Total home equity	26	23	11	48	51	48
Total first-lien and home equity	$723	$591	$145	$1,866	$1,560	$1,006

	Six Months Ended June 30
	2012			2011
First-lien
Repurchases	$750	$804	$215	$1,194	$1,333	$552
Indemnification payments	464	172	172	1,292	699	699
Total first-lien	1,214	976	387	2,486	2,032	1,251
Home equity
Repurchases	16	16	—	18	18	14
Indemnification payments	25	22	22	85	87	87
Total home equity	41	38	22	103	105	101
Total first-lien and home equity	$1,255	$1,014	$409	$2,589	$2,137	$1,352

Liability for Representations and Warranties and Corporate Guarantees

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Corporation's Consolidated Balance Sheet and the related provision is included in mortgage banking income. The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Liability for representations and warranties and corporate guarantees, beginning of period	$15,746	$6,220	$15,858	$5,438
Additions for new sales	6	3	11	10
Charge-offs	(204)	(2,480)	(603)	(2,718)
Provision	395	14,037	677	15,050
Liability for representations and warranties and corporate guarantees, June 30	$15,943	$17,780	$15,943	$17,780

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. For the three and six months ended June 30, 2012, the provision for representations and warranties and corporate guarantees was $395 million and $677 million compared to $14.0 billion and $15.1 billion for the same periods in 2011. The provision in the three months ended June 30, 2012 included provision related to non-GSE exposures where it was determined that the loss was probable based on recent activity with certain counterparties and, to a lesser extent, GSE exposures. The decrease in the provision from the prior-year period was primarily due to a higher provision in the prior-year period attributable to the BNY Mellon Settlement, other non-GSE exposures, and to a lesser extent, GSE exposures.

Estimated Range of Possible Loss

Government-sponsored Enterprises

The Corporation’s estimated liability at June 30, 2012 for obligations under representations and warranties given to the GSEs considers, among other things, and is necessarily dependent on and limited by, its historical claims experience with the GSEs. It includes the Corporation’s understanding of its agreements with the GSEs and projections of future defaults as well as certain other assumptions and judgmental factors. The Corporation’s estimate of the liability for these obligations has been accounted for in the recorded liability for representations and warranties for these loans. The Corporation continued to experience elevated levels of new claims. Over time, the criteria and processes by which FNMA is ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. While the Corporation is seeking to resolve its differences with FNMA, whether it will be able to achieve a resolution of these differences on acceptable terms and the timing and cost thereof, continues to be subject to significant uncertainty. The Corporation has repurchased and continues to repurchase loans to the extent required under the contracts that govern its relationships with the GSEs.

It is reasonably possible that future representations and warranties losses with respect to GSE exposures may occur in excess of the amounts recorded for the GSE exposures, and the amount of any such additional liability could be material. Due to the significant uncertainty related to the Corporation's continued differences with FNMA concerning each party's interpretation of the requirements of the governing contracts, it is not possible to reasonably estimate what the outcome or range of such additional possible loss may be.

Counterparties other than Government-sponsored Enterprises

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct securitization trustees to bring repurchase claims. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations other claimants have come forward and the Corporation believes it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations. During the second quarter of 2012, the Corporation has seen an increase in repurchase claims from certain private-label securitization trustees. The Corporation believes that the provisions recorded in connection with the BNY Mellon Settlement and the additional non-GSE representations and warranties provisions recorded have provided for a substantial portion of the Corporation’s non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, as discussed below, the Corporation has not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole-loan and other private-label securitization exposures. The Corporation currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2012 could be up to $5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions, including those set forth below, that are subject to change.

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

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding ranges of possible loss considers the implied repurchase experience based on the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement are satisfied and also takes into account more recent experience such as increased claims, where relevant. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in its predictive models, including, without limitation, those regarding ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with the Corporation’s interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. For additional information, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Additionally, if court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not consider any losses related to litigation matters disclosed in Note 10 – Commitments and Contingencies, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations (except as such losses are included as potential costs of the BNY Mellon Settlement), potential securities law or fraud claims or potential indemnity or other claims against the Corporation, including claims related to loans insured by the FHA. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against the Corporation, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 10 – Commitments and Contingencies; however, such loss could be material.

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

The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase claims. However, FNMA's repurchase requests, standards for rescission of repurchase requests and resolution processes have become increasingly inconsistent with their prior conduct and the Corporation’s interpretation of the parties' contractual obligations. The Corporation continued to experience elevated levels of new claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments), and, to a lesser extent, loans which had defaulted more than 18 months prior to the repurchase request. Over time the criteria and the processes by which FNMA is ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. In light of its disagreements with FNMA, the Corporation has adopted repurchase guidelines in order to be more consistent with past practices between the parties based on its understanding of its contractual obligations. These developments have resulted in an increase in claims outstanding from the GSEs to $11.0 billion at June 30, 2012 from $6.3 billion at December 31, 2011. Outstanding claims related to loans on which the borrower had made at least 25 payments totaled $7.9 billion at June 30, 2012 compared to $3.7 billion at December 31, 2011. The Corporation expects outstanding claims to continue to increase until it has resolved its differences with FNMA. While the Corporation is seeking to resolve its differences with FNMA, whether it will be able to achieve a resolution of these differences on acceptable terms, and the timing and cost thereof, is subject to significant uncertainty. For additional information, see Mortgage Insurance Rescission Notices on page 196.

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

To the extent there are repurchase claims based on valid identified loan defects and determined that there is a breach of a representation and warranty and that any other requirements for repurchase have been met, a liability for representations and warranties is established. Outside of the standard quality control process that is an integral part of the Corporation's loan origination process, it does not generally review loan files until a repurchase claim is received, including with respect to monoline exposures. In view of the inherent difficulty of predicting the outcome of those repurchase claims where a valid defect has not been identified or in predicting future claim requests and the related outcome in the case of unasserted claims to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome through the repurchase process. As a result, a liability for representations and warranties has not been established related to repurchase claims where a valid defect has not been identified, or in the case of any unasserted claims to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds. For additional information related to the monolines, see Note 10 – Commitments and Contingencies herein and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

At June 30, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $3.1 billion, substantially all of which the Corporation has reviewed and declined to repurchase based on an assessment of whether a material breach exists. This amount includes $674 million of claims that were resolved through the Syncora Settlement on July 17, 2012. As noted above, a portion of the repurchase claims that are initially denied are ultimately resolved through bulk settlement, repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At June 30, 2012, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $7.1 billion, including $1.8 billion of file requests for loans included in trusts settled with Syncora subsequent to June 30, 2012. There will likely be additional requests for loan files in the future leading to repurchase claims. Such claims may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase claim will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase claim. In addition, amounts paid on repurchase claims from a monoline are paid to the securitization trust and are applied in accordance with the terms of the governing securitization documents which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guaranty policies they issued which may, in certain circumstances, impact their ability to present repurchase claims, although in those circumstances, investors may be able to bring claims if contractual thresholds are met.

Whole Loan Sales and Private-label Securitizations Experience

At June 30, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved repurchase claims submitted by private-label securitization trustees and third-party whole-loan investors was $8.3 billion. The Corporation has performed an initial review with respect to $5.7 billion of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $2.6 billion of these claims.

The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation’s denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach a conclusion on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Through June 30, 2012, 25 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 51 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution. In the case of private-label securitization trustees, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. During the three and six months ended June 30, 2012, the Corporation received $3.7 billion and $5.3 billion of such repurchase claims, including claims related to third-party sponsored transactions that include monoline insurance. Recent increases in new private-label claims are primarily related to repurchase requests received from trustees for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increased trend for both requests for loan files and repurchase claims from certain private-label securitization trustees, as well as an increase in requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties claims, and the Corporation believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. For additional information on repurchase demands, see Unresolved Repurchase Claims on page 194.

NOTE 9 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill by business segment at June 30, 2012 and December 31, 2011. Effective January 1, 2012, the Corporation changed its basis of presentation from six to five segments. For more information on this realignment, see Note 19 – Business Segment Information. The reporting units utilized for goodwill impairment tests are the operating segments or one level below. For more information, see Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	June 30 2012	December 31 2011
Consumer & Business Banking	$29,986	$29,986
Global Banking	24,802	24,802
Global Markets	4,450	4,441
Global Wealth & Investment Management	9,928	9,928
All Other	810	810
Total goodwill	$69,976	$69,967

There was no goodwill in CRES at June 30, 2012 and December 31, 2011.

Intangible Assets

The table below presents the gross carrying amount and accumulated amortization related to intangible assets at June 30, 2012 and December 31, 2011.

Intangible Assets (1)
	June 30, 2012		December 31, 2011
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,148	$4,246	$6,948	$4,775
Core deposit intangibles	3,592	2,735	3,903	2,915
Customer relationships	4,081	1,730	4,081	1,532
Affinity relationships	1,566	1,022	1,569	966
Other intangibles	2,279	598	2,476	768
Total intangible assets	$17,666	$10,331	$18,977	$10,956
(1) Excludes fully amortized intangible assets.

At June 30, 2012 and December 31, 2011 none of the intangible assets were impaired. Amortization of intangibles expense was $321 million and $640 million for the three and six months ended June 30, 2012 compared to $382 million and $767 million for the same periods in 2011. The Corporation estimates aggregate amortization expense will be approximately $315 million for each of the remaining quarters of 2012, and $1.1 billion, $950 million, $870 million, $770 million and $670 million for 2013 through 2017, respectively.

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The Credit Extension Commitments table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $24.4 billion and $27.1 billion at June 30, 2012 and December 31, 2011. At June 30, 2012, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $599 million, including deferred revenue of $25 million and a reserve for unfunded lending commitments of $574 million. At December 31, 2011, the comparable amounts were $741 million, $27 million and $714 million, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Corporation's Consolidated Balance Sheet. The table below also includes the notional amount of commitments of $21.8 billion and $25.7 billion at June 30, 2012 and December 31, 2011 that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $948 million and $1.2 billion on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 16 – Fair Value Option.

Credit Extension Commitments
	June 30, 2012
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$98,255	$78,145	$124,964	$13,707	$315,071
Home equity lines of credit	1,965	10,660	22,349	29,967	64,941
Standby letters of credit and financial guarantees (1)	27,602	16,900	5,577	2,291	52,370
Letters of credit	2,333	73	23	1,177	3,606
Legally binding commitments	130,155	105,778	152,913	47,142	435,988
Credit card lines (2)	431,728	—	—	—	431,728
Total credit extension commitments	$561,883	$105,778	$152,913	$47,142	$867,716

	December 31, 2011
Notional amount of credit extension commitments
Loan commitments	$96,291	$85,413	$120,770	$15,009	$317,483
Home equity lines of credit	1,679	7,765	20,963	37,066	67,473
Standby letters of credit and financial guarantees (1)	26,965	18,932	6,433	5,505	57,835
Letters of credit	2,828	27	5	383	3,243
Legally binding commitments	127,763	112,137	148,171	57,963	446,034
Credit card lines (2)	449,097	—	—	—	449,097
Total credit extension commitments	$576,860	$112,137	$148,171	$57,963	$895,131

(1)
The notional amounts of standby letters of credit and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $37.4 billion and $14.3 billion at June 30, 2012, and $39.2 billion and $17.8 billion at December 31, 2011. Amounts include consumer standby letters of credit of $635 million and $859 million at June 30, 2012 and December 31, 2011.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments

At June 30, 2012 and December 31, 2011, the Corporation had unfunded equity investment commitments of $369 million and $772 million. In light of proposed Basel regulatory capital changes related to unfunded commitments, over the past two years, the Corporation has actively reduced these commitments in a series of sale transactions involving its private equity investments.

Other Commitments

At June 30, 2012 and December 31, 2011, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $2.2 billion and $2.5 billion, which upon settlement will be included in loans or LHFS.

At June 30, 2012 and December 31, 2011, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $95.7 billion and $67.0 billion. In addition, the Corporation had commitments to enter into forward-dated repurchase and securities lending agreements of $39.9 billion and $42.0 billion. All of these commitments expire within the next 12 months. In addition, at June 30, 2012, the Corporation had a commitment to enter into a contingent forward-dated resale agreement for U.S. agency MBS of $2.1 billion with a clearing organization. The facility does not have an expiration date.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.5 billion, $2.8 billion, $2.3 billion, $1.8 billion and $1.5 billion for the remainder of 2012 and the years through 2016, respectively, and $7.3 billion in the aggregate for all years thereafter.

The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At June 30, 2012 and December 31, 2011, the minimum fee commitments over the remaining terms of these agreements totaled $1.7 billion and $1.9 billion.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. To manage its exposure, the Corporation imposes significant restrictions on surrenders and the manner in which the portfolio is liquidated and the funds are accessed. In addition, investment parameters of the underlying portfolio are restricted. These constraints, combined with structural protections, including a cap on the amount of risk assumed on each policy, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At both June 30, 2012 and December 31, 2011, the notional amount of these guarantees totaled $15.8 billion and the Corporation’s maximum exposure related to these guarantees totaled $5.1 billion with estimated maturity dates between 2030 and 2040. As of June 30, 2012, the Corporation had not made a payment under these products. The possibility of surrender or other payment associated with these guarantees exists. The Corporation is in discussions with certain counterparties regarding potential early termination. The net fair value of the fee receivable associated with these guarantees was $39 million and $48 million at June 30, 2012 and December 31, 2011 and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high-quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At June 30, 2012 and December 31, 2011, the notional amount of these guarantees totaled $22.9 billion and $28.8 billion with estimated maturity dates up to 2015 if the exit option is exercised on all deals. As of June 30, 2012, the Corporation had not made a payment under these products.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and six months ended June 30, 2012 , the sponsored entities processed and settled $155.6 billion and $288.8 billion of transactions and recorded losses of $2 million and $4 million. For the three and six months ended June 30, 2011, the sponsored entities processed and settled $109.9 billion and $194.8 billion of transactions and recorded losses of $3 million and $5 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At June 30, 2012 and December 31, 2011, the sponsored merchant processing servicers held as collateral $265 million and $238 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of June 30, 2012 and December 31, 2011, the maximum potential exposure for sponsored transactions totaled approximately $249.4 billion and $236.0 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At June 30, 2012 and December 31, 2011, the total notional amount of these derivative contracts was $3.2 billion and $3.2 billion with commercial banks and $1.6 billion and $1.8 billion with VIEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.2 billion and $3.7 billion at June 30, 2012 and December 31, 2011. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation sells payment protection insurance (PPI) through its international card services business to credit card customers and has previously sold this insurance to consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $312 million and $476 million at June 30, 2012 and December 31, 2011.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K and in Note 10 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the prior commitments and contingencies disclosure).
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $963 million and $1.8 billion was recognized for the three and six months ended June 30, 2012 compared to $2.3 billion and $3.2 billion for the same periods in 2011.
For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $4.1 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation's maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation's results of operations or cash flows for any particular reporting period.
Auction Rate Securities Litigation
Plaintiffs in Bondar v. Bank of America Corporation voluntarily dismissed the action on January 4, 2012. The dismissal is now effective.
Checking Account Overdraft Litigation
All appeals by the multi-district litigation class members but one were voluntarily dismissed by the appellants. The remaining appeal was dismissed by the U.S. Court of Appeals for the Eleventh Circuit on May 24, 2012.
Countrywide Bond Insurance Litigation
The Corporation, Countrywide Financial Corporation (CFC) and various other Countrywide entities are subject to claims from several monoline bond insurance companies. These claims generally relate to bond insurance policies provided by the insurers on certain securitized pools of home equity lines of credit (HELOC) and fixed-rate second-lien mortgage loans. Plaintiffs in these cases generally allege that they have paid claims as a result of defaults in the underlying loans and assert that these defaults are the result of improper underwriting by the defendants in breach of certain representations and warranties in the transaction documents.
FGIC
With respect to the actions filed by CFC and other Countrywide entities against Financial Guaranty Insurance Company (FGIC) and to enjoin certain actions by the New York State Department of Financial Services (NYSDFS), on June 28, 2012, the New York Supreme Court entered an agreed-upon order of rehabilitation. The order enjoins CFC and other Countrywide entities from continuing to prosecute the civil action filed against FGIC, as well as from exercising, enforcing or terminating rights related to the FGIC policies, and the NYSDFS petition.

Syncora

On July 17, 2012, the parties jointly stipulated to dismiss the action with prejudice as part of the settlement of issues between Syncora and the Corporation. The settlement provides for payment in an amount not material to the Corporation's results of operations, such amount having been fully accrued by the Corporation.

Identity Theft Protection

BANA and FIA have received inquiries from and have been in discussions with regulatory authorities concerning activities related to identity theft protection services, including customers who may have paid for but did not receive certain of such services from third-party vendors of BANA and FIA and whether appropriate oversight existed. The Corporation is responding to these inquiries.

Interchange and Related Litigation
On July 13, 2012, defendants, including the Corporation, and class plaintiffs in the In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange) filed a memorandum of understanding with the court regarding a global settlement of the Interchange litigation. The memorandum of understanding provides that defendants and class plaintiffs have agreed to enter a definitive settlement agreement that will provide, among other things, that all defendants will pay a total of $6.05 billion to class plaintiffs and that each network will make certain changes to network rules regarding merchant point of sale practices. Visa and MasterCard also have agreed to distribute to class members an amount equal to 10 bps of credit interchange rates for U.S. merchant class members for a period of eight months, beginning within 60 days after completion of the court-ordered period during which individual class members may opt out of the settlement. Such amounts otherwise would have been paid to Visa or MasterCard issuers, including the Corporation. In exchange, class plaintiffs have agreed to a broad release for defendants. The class action settlement agreement to be executed by the parties will be subject to court approval. In addition to settlement with the class plaintiffs, defendants in the individual actions also reached a settlement with plaintiffs in the individual actions. The settlement of the individual actions provides that all defendants will pay a total amount of $525 million.
Subject to the loss-sharing agreements the Corporation and certain affiliates previously entered into with Visa, MasterCard and other financial institutions, the Corporation will contribute a total of $738 million to the settlement of the class and individual actions. Of that amount, $539 million will be paid from the proceeds that Visa previously placed into an escrow fund pursuant to Visa's Retrospective Responsibility Plan (the RRP) to cover the Corporation's share of Visa-related claims. The Corporation has agreed to pay $199 million in cash for the MasterCard-related claims. The costs of the Interchange settlement have been fully accrued by the Corporation.

On December 10, 2010, a purported class of merchants that accept Visa and/or MasterCard credit cards in Canada filed an action in Quebec Superior Court entitled Quebec Inc. v. Visa Canada Corporation (Quebec, Inc.), against Visa and MasterCard. On March 30, 2012, plaintiffs amended the complaint to name as defendants the same parties, including the Corporation, that are named as defendants in Watson v. Bank of America Corp., currently pending in the Supreme Court of British Columbia (Watson), and Bancroft-Snell v. Visa Canada Corp., currently pending in Ontario Superior Court (Bancroft-Snell). On July 12, 2012, a similar purported class filed an action in the Court of Queen's Bench in Saskatchewan entitled Canada Rent A Heater (2000) Ltd. v. Bank of America Corp. (Canada Heater). The claims and damages asserted in Quebec Inc. and Canada Heater are similar to those asserted in Watson and Bancroft-Snell. The Quebec Inc. and Canada Heater actions are not covered by the RRP or loss-sharing agreements previously entered into by the Corporation.
On June 13, 2012, the court in Quebec Inc. stayed the action until June 21, 2013. The Bancroft-Snell action is being held in abeyance pursuant to a case management directive. Both the stay and abeyance were granted to permit litigation to proceed in the Watson action.
LIBOR Inquiries and Litigation
The Corporation has received subpoenas and information requests from government authorities including the U.S. Department of Justice, the U.S. Commodity Futures Trading Commission and the United Kingdom Financial Services Authority concerning submissions made by panel banks in connection with the setting of London interbank offered rates (LIBOR) and European and other interbank offered rates. The Corporation is cooperating with these inquiries.

In addition, the Corporation and BANA have been named as defendants along with most of the other LIBOR panel banks in a series of individual and class actions in various U.S. federal courts relating to defendants' LIBOR contributions. All cases naming the Corporation have been consolidated for pre-trial purposes in the U.S. District Court for the Southern District of New York by the Judicial Panel on Multi-district Litigation. The Corporation expects that any future cases naming the Corporation will similarly be consolidated for pre-trial purposes. Plaintiffs allege that they held or transacted in U.S. dollar LIBOR-based derivatives or other financial instruments and sustained losses as a result of collusion or manipulation by defendants regarding the setting of U.S. dollar LIBOR. They assert a variety of claims, including treble damage, antitrust and Racketeer Influenced and Corrupt Organizations claims.
Merrill Lynch Acquisition-related Matters
Securities Actions
On June 3, 2012, the parties in In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation, pending in the U.S. District Court for the Southern District of New York, filed motions seeking partial summary judgment. On July 23, 2012, the U.S. Court of Appeals for the Second Circuit denied the defendants' petition requesting review of the district court's February 6, 2012 order granting plaintiffs' motion for class certification. Trial is scheduled to commence on October 22, 2012.
Derivative Actions

On June 20, 2012, the court in In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation, pending in the U.S. District Court for the Southern District of New York, granted preliminary approval of the settlement of the derivative action. On May 9, 2012, the court in In re Bank of America Corporation Stockholder Derivative Action, pending in the Delaware Court of Chancery, denied plaintiff's motion to enjoin the proposed settlement in the New York derivative action, and stayed the action pending the New York court's consideration of the proposed settlement.
ERISA Actions
On July 16, 2012, the parties to the consolidated ERISA action stipulated to extend the time for plaintiffs to reinstate their appeal to January 21, 2013.

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
These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trust's title to the mortgage loans comprising the pool for that securitization (collectively, MBS Claims). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities, including the National Credit Union Administration, have threatened legal actions against the Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates concerning MBS offerings. On August 15, 2011, the Judicial Panel on Multi-district Litigation ordered multiple federal court cases involving Countrywide MBS be consolidated for pre-trial purposes in the U.S. District Court for the Central District of California, in a multi-district litigation entitled In re Countrywide Financial Corp. Mortgage-Backed Securities Litigation (the Countrywide RMBS MDL).
AIG Litigation
On May 23, 2012, the court overseeing the Countrywide RMBS MDL proceedings dismissed with prejudice plaintiffs' federal securities claims and certain of the state law common law claims.
Bayerische Landesbank, New York Branch (Countrywide) Litigation

On May 21, 2012, Bayerische Landesbank, New York Branch filed a complaint against the Corporation, CFC and certain related entities. The action is entitled Bayerische Landesbank, New York Branch v. Countrywide Financial Corp. et al., and was filed in New York Supreme Court, New York County. The complaint asserts certain MBS Claims in connection with alleged purchases in 55 MBS tranches issued and/or underwritten by Countrywide entities between 2005 and 2007 and asserts successor liability against the Corporation and other entities. Plaintiff seeks, among other relief, rescission of the consideration plaintiff allegedly paid for the MBS, or alternatively, damages allegedly incurred by plaintiff, as well as punitive damages and legal fees and costs. On May 30, 2012, defendants removed the action to the U.S. District Court for the Southern District of New York. On June 15, 2012, the case was transferred to the Countrywide RMBS MDL.

Dexia Litigation
On June 1, 2012, the court granted in part defendants' motion to dismiss the amended complaint, dismissing with prejudice the state law negligent misrepresentation, aiding and abetting and successor liability claims, and all claims based on title transfer allegations.
FHFA Litigation

The Federal Housing Finance Agency (FHFA) cases against the Corporation, Merrill Lynch and related entities, along with fourteen other cases filed by the FHFA against other financial institutions, have been coordinated before a single judge in the U.S. District Court for the Southern District of New York. One action, FHFA v. UBS Americas, Inc., et al (the UBS Action), was designated the lead action with respect to legal actions common to the pending FHFA cases. On May 4, 2012, the court denied a motion to dismiss as to all claims except the negligent misrepresentation claim in the UBS Action. While the decision in the UBS Action does not dispose of any of the claims against the Corporation, Merrill Lynch or related entities, the FHFA has asserted claims against those entities that are similar to those asserted in the UBS Action. On June 19, 2012, the court certified the portion of its ruling in the UBS Action pertaining to the statute of repose on the federal and state securities law claims and the statute of limitations on the federal securities law claims for immediate appeal to the U.S. Court of Appeals for the Second Circuit.
On June 13, 2012, the FHFA filed an amended complaint in FHFA v. Merrill Lynch & Co., Inc., et al., pending in the U.S. District Court for the Southern District of New York. Among other things, the amended complaint adds a claim for consequential damages.

On June 28, 2012, the FHFA filed an amended complaint in FHFA v. Bank of America Corporation, et al., also pending in the U.S. District Court for the Southern District of New York. Among other things, the amended complaint adds a claim for consequential damages.

On June 29, 2012, the FHFA filed an amended complaint in FHFA v. Countrywide Financial Corporation, et al., pending in the Countrywide RMBS MDL. Among other things, the amended complaint adds a claim for consequential damages.

Luther Litigation and Related Actions
On June 12, 2012, the Countrywide defendants removed the Luther v. Countrywide Financial Corporation, et al. and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. cases from the California Superior Court to the U.S. District Court for the Central District of California.
On May 23, 2012, the court denied Putnam Bank's motion to seek immediate interlocutory appeal of the court's order dismissing the case, in its entirety and with prejudice, as time-barred.
Sealink Litigation
On June 18, 2012, the court denied the Countrywide defendants' motion to dismiss the amended complaint on standing grounds, but ordered plaintiffs to provide additional information and legal authority regarding whether the causes of action plaintiff alleges were transferred or assigned to it.
Merrill Lynch MBS Litigation
On May 7, 2012, the court entered an order approving the settlement and dismissing the lawsuit with prejudice.
Mortgage Repurchase Litigation
Walnut Place Litigation
On June 28, 2012, the decision granting the dismissal of Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al. (Walnut I) was affirmed by the New York Appellate Division, First Department.
In the second Walnut Place litigation (also entitled Walnut Place LLC, et al. v. Countrywide Home Loans, Inc. et al.), in which a motion to dismiss was pending, the parties stayed proceedings pending disposition of the appeal in Walnut I. The stay lifted following disposition of the appeal in Walnut I on June 28, 2012. Pursuant to a stipulation among the parties filed on July 27, 2012, the litigation was dismissed with prejudice.
Ocala Litigation
In the actions (the 2009 Actions) filed against BANA by BNP Paribas Mortgage Corporation and Deutsche Bank AG (the Investors), on June 5, 2012, the court granted plaintiffs' motion for leave to amend to include additional contractual, tort and equitable claims.
On June 5, 2012, the court granted the motion by BNP Paribas Securities Corp. and Deutsche Bank Securities, Inc. to dismiss BANA's third-party complaints.
On June 8, 2012, the Judicial Panel on Multi-district Litigation denied BANA's request to coordinate its suit against the Federal Deposit Insurance Corporation (the FDIC Action) with the 2009 Actions. The suit will thus proceed in the U.S. District Court for the District of Columbia.
On July 10, 2012, Ocala Funding, LLC (Ocala) filed a pre-arranged, voluntary Chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Middle District of Florida, pursuant to an agreement among Ocala, BANA, the Investors, the FDIC, and Ocala's owner, Taylor, Bean & Whitaker Mortgage Corp. Among other things, the proposed bankruptcy plan and certain side agreements would permit the Ocala bankruptcy trustee to pursue litigation against third parties to mitigate BANA's potential losses in the FDIC Action and the 2009 Actions, permit the Ocala bankruptcy trustee to assign to the Investors certain alleged conversion claims against BANA which the Investors are expected to assert in the 2009 Actions, and secure certain releases for BANA from the Investors and the Ocala bankruptcy estate with regard to BANA's conduct on and after August 11, 2009. The proposed plan is subject to approval by the bankruptcy court.

NOTE 11 – Shareholders’ Equity

Common Stock

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 11, 2012	September 7, 2012	September 28, 2012	$0.01
April 11, 2012	June 1, 2012	June 22, 2012	0.01
January 11, 2012	March 2, 2012	March 23, 2012	0.01

During the six months ended June 30, 2012, the Corporation entered into various agreements with certain preferred and trust preferred security holders pursuant to which the Corporation and the security holders, in aggregate, agreed to exchange shares of various series of non-convertible preferred stock, with a carrying value of $296 million and trust preferred securities with a carrying value of $760 million for approximately 50 million shares of the Corporation's common stock, with a fair value of $412 million and $398 million in cash. The $246 million difference between the carrying value of the preferred and trust preferred securities retired and the fair value of consideration issued was recorded in retained earnings as a $44 million reduction to preferred stock dividends and a $202 million gain in noninterest income.

During the six months ended June 30, 2012, in connection with employee stock plans, the Corporation issued approximately 294 million shares and repurchased approximately 103 million shares to satisfy tax withholding obligations. At June 30, 2012, the Corporation had reserved 1.9 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

Preferred Stock

During the three months ended March 31, 2012 and June 30, 2012, the dividends declared on preferred stock were $369 million and $365 million or a total of $734 million for the six months ended June 30, 2012.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2012 and 2011.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans (1)	Foreign Currency (2)	Total
Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)
Net change	874	(120)	(66)	138	33	859
Balance, June 30, 2011	$1,588	$6,539	$(3,302)	$(3,809)	$(223)	$793

Balance, December 31, 2011	$3,100	$3	$(3,785)	$(4,391)	$(364)	$(5,437)
Net change	593	13	301	1,031	(1)	1,937
Balance, June 30, 2012	$3,693	$16	$(3,484)	$(3,360)	$(365)	$(3,500)

(1)
As a result of freezing the Qualified Pension Plans, a curtailment was triggered and a remeasurement of the qualified pension obligations and plan assets occurred as of January 24, 2012 driving the current period net change. For more information, see Note 14 – Pension, Postretirement and Certain Compensation Plans.

(2)	Net change in fair value represents only the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.

The table below presents the before- and after-tax changes in accumulated OCI for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30
	2012			2011
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net change in fair value recorded in accumulated OCI	$1,995	$(705)	$1,290	$2,838	$(1,054)	$1,784
Net realized (gains) losses reclassified into earnings	(1,107)	410	(697)	(1,445)	535	(910)
Net change	888	(295)	593	1,393	(519)	874
Available-for-sale marketable equity securities:
Net change in fair value recorded in accumulated OCI	22	(8)	14	(163)	62	(101)
Net realized (gains) losses reclassified into earnings	(2)	1	(1)	(31)	12	(19)
Net change	20	(7)	13	(194)	74	(120)
Derivatives:
Net change in fair value recorded in accumulated OCI	38	(15)	23	(922)	342	(580)
Net realized (gains) losses reclassified into earnings	440	(162)	278	815	(301)	514
Net change	478	(177)	301	(107)	41	(66)
Employee benefit plans:
Net realized (gains) losses reclassified into earnings	254	(93)	161	220	(82)	138
Settlements and curtailments	1,381	(511)	870	—	—	—
Net change	1,635	(604)	1,031	220	(82)	138
Foreign currency:
Net change in fair value recorded in accumulated OCI	(14)	16	2	(458)	486	28
Net realized (gains) losses reclassified into earnings	(3)	—	(3)	8	(3)	5
Net change	(17)	16	(1)	(450)	483	33
Other comprehensive income	$3,004	$(1,067)	$1,937	$862	$(3)	$859

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2012 and 2011 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for additional information on the calculation of EPS.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information; shares in thousands)	2012	2011	2012	2011
Earnings (loss) per common share
Net income (loss)	$2,463	$(8,826)	$3,116	$(6,777)
Preferred stock dividends	(365)	(301)	(690)	(611)
Net income (loss) applicable to common shareholders	$2,098	$(9,127)	$2,426	$(7,388)
Dividends and undistributed earnings allocated to participating securities	(1)	—	(2)	(1)
Net income (loss) allocated to common shareholders	$2,097	$(9,127)	$2,424	$(7,389)
Average common shares issued and outstanding	10,775,695	10,094,928	10,714,881	10,085,479
Earnings (loss) per common share	$0.19	$(0.90)	$0.23	$(0.73)

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$2,098	$(9,127)	$2,426	$(7,388)
Add preferred stock dividends due to assumed conversions	75	—	150	—
Dividends and undistributed earnings allocated to participating securities	(1)	—	(2)	(1)
Net income (loss) allocated to common shareholders	$2,172	$(9,127)	$2,574	$(7,389)
Average common shares issued and outstanding	10,775,695	10,094,928	10,714,881	10,085,479
Dilutive potential common shares (1)	780,316	—	795,064	—
Total diluted average common shares issued and outstanding	11,556,011	10,094,928	11,509,945	10,085,479
Diluted earnings (loss) per common share	$0.19	$(0.90)	$0.22	$(0.73)

(1)	Includes incremental shares from RSUs, restricted stock shares, stock options and warrants.

For the three and six months ended June 30, 2012, average options to purchase 161 million and 169 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 215 million and 223 million for the same periods in 2011. For both the three and six months ended June 30, 2012, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 272 million for the same periods in 2011. For both the three and six months ended June 30, 2012, 62 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method compared to 67 million for the same periods in 2011.

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

In connection with a redesign of the Corporation's retirement plans, on January 24, 2012, the Compensation and Benefits Committee of the Board approved amendments to freeze benefits earned in the Qualified Pension Plans effective June 30, 2012. As a result of acquisitions, the Corporation assumed the obligations related to the pension plans of certain legacy companies. These acquired pension plans have been merged into a separate defined benefit pension plan which, together with the Bank of America Pension Plan, are referred to as the Qualified Pension Plans. As a result of freezing the Qualified Pension Plans, a curtailment was triggered and a remeasurement of the qualified pension obligations and plan assets occurred as of January 24, 2012. As of the remeasurement date, the plan assets had increased in value from the prior measurement date resulting in an increase in the funded status of the plan of approximately $431 million. Additionally, the curtailment impact reduced the projected benefit obligation by approximately $889 million. The combined impact resulted in a $1.3 billion increase to the net pension assets recognized in other assets and a corresponding decrease in unrecognized losses in accumulated OCI of $1.3 billion ($832 million after-tax). The impact of the immediate recognition of the prior service cost of $58 million was recorded in personnel expense as a curtailment loss during the six months ended June 30, 2012. All economic assumptions were consistent with the prior year end including the weighted-average discount rate of 4.95 percent used for remeasurement of the qualified pension plans.

Net periodic benefit cost of the Corporation’s plans for the three and six months ended June 30, 2012 and 2011 included the following components.

Components of Net Periodic Benefit Cost
	Three Months Ended June 30, 2012
(Dollars in millions)	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans (1)	Postretirement Health and Life Plans
Service cost	$117	$10	$—	$3
Interest cost	169	25	35	18
Expected return on plan assets	(312)	(35)	(38)	(1)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credits)	4	—	(2)	1
Amortization of net actuarial loss (gain)	115	(2)	2	(5)
Recognized loss due to settlements and curtailments	—	—	1	—
Net periodic benefit cost	$93	$(2)	$(2)	$24

	Six Months Ended June 30, 2012
Service cost	$231	$20	$—	$7
Interest cost	341	49	70	36
Expected return on plan assets	(621)	(69)	(76)	(3)
Amortization of transition obligation	—	—	—	16
Amortization of prior service cost (credits)	9	—	(4)	2
Amortization of net actuarial loss (gain)	238	(4)	5	(10)
Recognized loss due to settlements and curtailments	58	—	4	—
Net periodic benefit cost	$256	$(4)	$(1)	$48

	Three Months Ended June 30, 2011
Service cost	$104	$10	$1	$3
Interest cost	185	23	37	19
Expected return on plan assets	(324)	(27)	(35)	(2)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credits)	4	—	(2)	—
Amortization of net actuarial loss (gain)	93	—	3	(10)
Recognized loss due to settlements and curtailments	—	—	3	—
Net periodic benefit cost	$62	$6	$7	$18

	Six Months Ended June 30, 2011
Service cost	$212	$21	$1	$7
Interest cost	373	48	76	40
Expected return on plan assets	(649)	(56)	(70)	(4)
Amortization of transition obligation	—	—	—	16
Amortization of prior service cost (credits)	10	—	(4)	2
Amortization of net actuarial loss (gain)	194	—	8	(9)
Recognized loss due to settlements and curtailments	—	—	3	—
Net periodic benefit cost	$140	$13	$14	$52

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan.

The Corporation's best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2012 is $114 million, $124 million and $115 million, respectively. For the six months ended June 30, 2012, the Corporation contributed $91 million, $72 million and $58 million, respectively, to these plans. The Corporation does not expect to make a contribution to the Qualified Pension Plans in 2012.

Certain Compensation Plans

During the six months ended June 30, 2012, the Corporation issued 288 million RSUs to certain employees under the Key Associate Stock Plan. Certain awards are earned based on the achievement of specified performance criteria. Vested RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. Seven million of these RSUs were authorized to be settled in shares of common stock with the remainder in cash only. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions, which in the aggregate represents substantially all of the award in 2012, is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation's common stock. The Corporation hedges a portion of the RSUs using a combination of economic and cash flow hedges as described in Note 3 – Derivatives.

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

During the six months ended June 30, 2012, there were no changes to the Corporation's valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at June 30, 2012 and December 31, 2011, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2012
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$94,687	$—	$—	$94,687
Trading account assets:
U.S. government and agency securities	51,020	25,214	—	—	76,234
Corporate securities, trading loans and other	1,415	26,215	4,459	—	32,089
Equity securities	19,009	9,912	597	—	29,518
Non-U.S. sovereign debt	38,333	12,557	389	—	51,279
Mortgage trading loans and ABS	—	10,787	4,818	—	15,605
Total trading account assets	109,777	84,685	10,263	—	204,725
Derivative assets (3)	2,393	1,562,365	11,397	(1,516,216)	59,939
AFS debt securities:
U.S. Treasury securities and agency securities	26,681	3,150	—	—	29,831
Mortgage-backed securities:
Agency	—	194,191	—	—	194,191
Agency-collateralized mortgage obligations	—	39,149	—	—	39,149
Non-agency residential	—	10,514	1	—	10,515
Non-agency commercial	—	4,103	24	—	4,127
Non-U.S. securities	3,133	2,632	—	—	5,765
Corporate/Agency bonds	—	2,029	93	—	2,122
Other taxable securities	20	6,944	4,558	—	11,522
Tax-exempt securities	—	1,687	1,140	—	2,827
Total AFS debt securities	29,834	264,399	5,816	—	300,049
Loans and leases	—	6,726	1,635	—	8,361
Mortgage servicing rights	—	—	5,708	—	5,708
Loans held-for-sale	—	7,446	2,741	—	10,187
Other assets	19,570	9,919	3,136	—	32,625
Total assets	$161,574	$2,030,227	$40,696	$(1,516,216)	$716,281
Liabilities
Interest-bearing deposits in U.S. offices	$—	$2,874	$—	$—	$2,874
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	48,663	—	—	48,663
Trading account liabilities:
U.S. government and agency securities	22,481	1,478	—	—	23,959
Equity securities	22,849	2,167	—	—	25,016
Non-U.S. sovereign debt	17,756	1,381	—	—	19,137
Corporate securities and other	616	8,587	143	—	9,346
Total trading account liabilities	63,702	13,613	143	—	77,458
Derivative liabilities (3)	2,145	1,551,295	6,796	(1,508,721)	51,515
Other short-term borrowings	—	4,468	—	—	4,468
Accrued expenses and other liabilities	15,972	1,535	2	—	17,509
Long-term debt	—	45,957	2,388	—	48,345
Total liabilities	$81,819	$1,668,405	$9,329	$(1,508,721)	$250,832

(1)
During the six months ended June 30, 2012, $1.7 billion and $350 million of assets and liabilities were transferred from Level 1 to Level 2, and $785 million and $40 million of assets and liabilities were transferred from Level 2 to Level 1. Of the asset transfer from Level 1 to Level 2, $640 million was due to a restriction that became effective for a private equity investment during the first quarter of 2012, while $535 million of the transfer from Level 2 to Level 1 was due to the lapse of this restriction during the second quarter of 2012. The remaining transfers were the result of additional information associated with certain equities, derivative contracts and private equity investments.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2012 and 2011, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended June 30, 2012
				Gross
(Dollars in millions)	Balance April 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2012
Trading account assets:
Corporate securities, trading loans and other (2, 3)	$6,001	$30	$—	$570	$(1,585)	$—	$(556)	$98	$(99)	$4,459
Equity securities	525	(6)	—	45	(38)	—	46	25	—	597
Non-U.S. sovereign debt	546	(26)	—	35	(166)	—	—	—	—	389
Mortgage trading loans and ABS (3)	4,012	(16)	—	1,183	(181)	—	(173)	—	(7)	4,818
Total trading account assets	11,084	(18)	—	1,833	(1,970)	—	(683)	123	(106)	10,263
Net derivative assets (4)	4,187	1,110	—	354	(301)	—	(676)	(39)	(34)	4,601
AFS debt securities:
Mortgage-backed securities:
Agency	33	—	—	—	—	—	—	—	(33)	—
Non-agency residential	29	—	—	—	(12)	—	(2)	—	(14)	1
Non-agency commercial	38	—	—	—	(11)	—	(3)	—	—	24
Corporate/Agency bonds	131	—	—	—	—	—	(38)	—	—	93
Other taxable securities	4,175	—	6	596	—	—	(68)	—	(151)	4,558
Tax-exempt securities	1,895	28	7	—	(34)	—	(756)	—	—	1,140
Total AFS debt securities	6,301	28	13	596	(57)	—	(867)	—	(198)	5,816
Loans and leases (2, 5)	2,782	51	—	—	(1,158)	—	(47)	—	7	1,635
Mortgage servicing rights (5)	7,589	(1,592)	—	—	(98)	91	(282)	—	—	5,708
Loans held-for-sale (2)	2,862	10	—	6	(21)	—	(129)	13	—	2,741
Other assets (6)	3,487	(102)	—	6	(186)	—	(69)	—	—	3,136
Trading account liabilities – Corporate securities and other	(124)	—	—	7	(42)	—	—	—	16	(143)
Accrued expenses and other liabilities (2)	(3)	1	—	—	—	—	—	—	—	(2)
Long-term debt (2)	(2,500)	93	—	42	—	(73)	275	(506)	281	(2,388)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)
During the three months ended June 30, 2012, approximately $900 million was reclassified from Trading account assets - Corporate securities, trading loans and other to Trading account assets - Mortgage trading loans and ABS. In the table above, this reclassification is presented as a sale of Trading account assets - Corporate securities, trading loans and other and as a purchase of Trading account assets - Mortgage trading loans and ABS.

(4)	Net derivatives include derivative assets of $11.4 billion and derivative liabilities of $6.8 billion.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(6)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the three months ended June 30, 2012, the transfers into Level 3 included $123 million of trading account assets and $506 million of long-term debt. Transfers into Level 3 for trading account assets primarily related to decreased market liquidity for certain corporate loans. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended June 30, 2012, the transfers out of Level 3 included $106 million of trading account assets, $198 million of AFS debt securities and $281 million of long-term debt. Transfers out of Level 3 for trading account assets primarily related to increased market liquidity for certain corporate loans. Transfers out of Level 3 for AFS debt securities primarily related to increased price observability for certain ABS. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended June 30, 2011
					Gross
(Dollars in millions)	Balance April 1 2011	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$7,578	$—	$181	$—	$2,030	$(2,187)	$—	$(338)	$246	$(58)	$7,452
Equity securities	734	—	24	—	75	(136)	—	(115)	81	(1)	662
Non-U.S. sovereign debt	252	—	80	—	74	(11)	—	(3)	3	(4)	391
Mortgage trading loans and ABS	6,697	—	80	—	1,066	(2,160)	—	(164)	—	—	5,519
Total trading account assets	15,261	—	365	—	3,245	(4,494)	—	(620)	330	(63)	14,024
Net derivative assets (3)	6,419	—	1,807	—	384	(512)	—	(2,390)	33	(323)	5,418
AFS debt securities:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	56	—	—	—	—	—	—	(1)	—	—	55
Non-agency residential	1,203	—	(29)	(6)	2	(53)	—	(27)	4	—	1,094
Non-agency commercial	19	—	—	—	—	—	—	(1)	—	—	18
Non-U.S. securities	—	—	—	—	—	—	—	—	88	—	88
Corporate/Agency bonds	133	—	—	(2)	86	—	—	—	7	—	224
Other taxable securities	11,024	—	23	5	898	(1)	—	(1,573)	—	(2)	10,374
Tax-exempt securities	1,146	—	9	(39)	683	(23)	—	(205)	38	—	1,609
Total AFS debt securities	13,581	—	3	(42)	1,669	(77)	—	(1,807)	137	(2)	13,462
Loans and leases (2, 4)	3,619	5,194	37	—	21	(267)	1,821	(828)	—	—	9,597
Mortgage servicing rights (4)	15,282	—	(2,447)	—	—	(234)	410	(639)	—	—	12,372
Loans held-for-sale (2)	4,259	—	7	—	92	(70)	—	(469)	219	(26)	4,012
Other assets (5)	4,193	—	180	—	95	(243)	—	(105)	375	—	4,495
Trading account liabilities – Corporate securities and other	(102)	—	—	—	69	(30)	—	—	—	—	(63)
Other short-term borrowings (2)	(726)	—	(36)	—	—	—	—	18	—	—	(744)
Accrued expenses and other liabilities (2)	(689)	—	(79)	—	—	—	(9)	—	—	—	(777)
Long-term debt (2)	(3,138)	—	5	—	131	(55)	(206)	149	(393)	183	(3,324)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives include derivative assets of $15.2 billion and derivative liabilities of $9.8 billion.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.

During the three months ended June 30, 2011, there were no significant transfers into or out of Level 3.

Level 3 – Fair Value Measurements (1)
	Six Months Ended June 30, 2012
				Gross
(Dollars in millions)	Balance January 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2012
Trading account assets:
Corporate securities, trading loans and other (2, 3)	$6,880	$123	$—	$1,245	$(2,650)	$—	$(745)	$157	$(551)	$4,459
Equity securities	544	9	—	124	(147)	—	36	33	(2)	597
Non-U.S. sovereign debt	342	(2)	—	308	(247)	—	—	—	(12)	389
Mortgage trading loans and ABS (3)	3,689	83	—	1,367	(636)	—	(262)	742	(165)	4,818
Total trading account assets	11,455	213	—	3,044	(3,680)	—	(971)	932	(730)	10,263
Net derivative assets (4)	5,866	273	—	713	(622)	—	(1,310)	67	(386)	4,601
AFS debt securities:
Mortgage-backed securities:
Agency	37	—	—	—	—	—	(4)	—	(33)	—
Non-agency residential	860	(69)	19	—	(305)	—	(2)	—	(502)	1
Non-agency commercial	40	—	—	—	(11)	—	(5)	—	—	24
Corporate/Agency bonds	162	(2)	—	(2)	—	—	(38)	—	(27)	93
Other taxable securities	4,265	7	23	958	—	—	(486)	—	(209)	4,558
Tax-exempt securities	2,648	54	25	—	(69)	—	(1,518)	—	—	1,140
Total AFS debt securities	8,012	(10)	67	956	(385)	—	(2,053)	—	(771)	5,816
Loans and leases (2, 5)	2,744	215	—	—	(1,158)	—	(164)	—	(2)	1,635
Mortgage servicing rights (5)	7,378	(937)	—	—	(98)	168	(803)	—	—	5,708
Loans held-for-sale (2)	3,387	179	—	10	(21)	—	(226)	44	(632)	2,741
Other assets (6)	4,235	(134)	—	49	(767)	—	(236)	—	(11)	3,136
Trading account liabilities – Corporate securities and other	(114)	—	—	55	(69)	—	—	(65)	50	(143)
Accrued expenses and other liabilities (2)	(14)	4	—	5	—	—	—	—	3	(2)
Long-term debt (2)	(2,943)	(148)	—	118	(33)	(138)	708	(1,038)	1,086	(2,388)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)
During the six months ended June 30, 2012, approximately $900 million was reclassified from Trading account assets - Corporate securities, trading loans and other to Trading account assets - Mortgage trading loans and ABS. In the table above, this reclassification is presented as a sale of Trading account assets - Corporate securities, trading loans and other and as a purchase of Trading account assets - Mortgage trading loans and ABS.

(4)	Net derivatives include derivative assets of $11.4 billion and derivative liabilities of $6.8 billion.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(6)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the six months ended June 30, 2012, the transfers into Level 3 included $932 million of trading account assets and $1.0 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans and additional information related to certain CLOs. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the six months ended June 30, 2012, the transfers out of Level 3 included $730 million of trading account assets, $386 million of net derivative assets, $771 million of AFS debt securities, $632 million of LHFS and $1.1 billion of long-term debt. Transfers out of Level 3 for trading account assets primarily related to increased market liquidity for certain corporate loans and loans backed by commercial real estate. Transfers out of Level 3 for net derivative assets primarily related to increased price observability (i.e., market comparables) for certain total return swaps and foreign exchange swaps. Transfers out of Level 3 for AFS debt securities primarily related to increased price observability for certain non-agency RMBS and ABS. Transfers out of Level 3 for LHFS primarily related to increased observable inputs, primarily liquid comparables. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Six Months Ended June 30, 2011
					Gross
(Dollars in millions)	Balance January 1 2011	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$7,751	$—	$675	$—	$3,580	$(4,537)	$—	$(519)	$815	$(313)	$7,452
Equity securities	623	—	67	—	175	(206)	—	(115)	120	(2)	662
Non-U.S. sovereign debt	243	—	85	—	122	(15)	—	(3)	3	(44)	391
Mortgage trading loans and ABS	6,908	—	642	—	1,832	(3,246)	—	(228)	1	(390)	5,519
Total trading account assets	15,525	—	1,469	—	5,709	(8,004)	—	(865)	939	(749)	14,024
Net derivative assets (3)	7,745	—	2,245	—	886	(1,260)	—	(4,060)	340	(478)	5,418
AFS debt securities:
Mortgage-backed securities:
Agency	4	—	—	—	—	—	—	—	—	(4)	—
Agency-collateralized mortgage obligations	—	—	—	—	56	—	—	(1)	—	—	55
Non-agency residential	1,468	—	(45)	(28)	2	(290)	—	(289)	276	—	1,094
Non-agency commercial	19	—	—	—		—	—	(1)	—	—	18
Non-U.S. securities	3	—	—	—	—	—	—	—	88	(3)	88
Corporate/Agency bonds	137	—	2	(1)	86	(7)	—	—	7	—	224
Other taxable securities	13,018	—	52	62	1,450	(53)	—	(4,155)	2	(2)	10,374
Tax-exempt securities	1,224	—	6	(33)	683	(72)	—	(237)	38	—	1,609
Total AFS debt securities	15,873	—	15	—	2,277	(422)	—	(4,683)	411	(9)	13,462
Loans and leases (2, 4)	3,321	5,194	209	—	21	(376)	2,667	(1,444)	5	—	9,597
Mortgage servicing rights (4)	14,900	—	(2,200)	—	—	(234)	1,251	(1,345)	—	—	12,372
Loans held-for-sale (2)	4,140	—	185	—	123	(243)	—	(592)	441	(42)	4,012
Other assets (5)	6,856	—	302	—	172	(1,184)	—	(393)	375	(1,633)	4,495
Trading account liabilities – Corporate securities and other	(7)	—	—	—	76	(132)	—	—	—	—	(63)
Other short-term borrowings (2)	(706)	—	(82)	—	—	—	—	44	—	—	(744)
Accrued expenses and other liabilities (2)	(828)	—	64	—	—	(4)	(9)	—	—	—	(777)
Long-term debt (2)	(2,986)	—	(143)	—	215	(55)	(249)	388	(1,030)	536	(3,324)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives include derivative assets of $15.2 billion and derivative liabilities of $9.8 billion.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.

During the six months ended June 30, 2011, the transfers into Level 3 included $939 million of trading account assets and $1.0 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily driven by certain CLOs which were transferred into Level 3 due to a lack of pricing transparency. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the six months ended June 30, 2011, the transfers out of Level 3 included $749 million of trading account assets and $1.6 billion of other assets. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS and consumer ABS portfolios. Transfers out of Level 3 for other assets were the result of an initial public offering of an equity investment which occurred in the first quarter of 2011.

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and six months ended June 30, 2012 and 2011. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended June 30, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$30	$—	$—	$30
Equity securities	—	(6)	—	—	(6)
Non-U.S. sovereign debt	—	(26)	—	—	(26)
Mortgage trading loans and ABS	—	(16)	—	—	(16)
Total trading account assets	—	(18)	—	—	(18)
Net derivative assets	—	229	881	—	1,110
AFS debt securities:
Tax-exempt securities	—	—	—	28	28
Total AFS debt securities	—	—	—	28	28
Loans and leases (2)	—	—	—	51	51
Mortgage servicing rights	—	—	(1,592)	—	(1,592)
Loans held-for-sale (2)	—	—	5	5	10
Other assets	(21)	—	(34)	(47)	(102)
Accrued expenses and other liabilities (2)	—	—	—	1	1
Long-term debt (2)	—	80	—	13	93
Total	$(21)	$291	$(740)	$51	$(419)

	Three Months Ended June 30, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$181	$—	$—	$181
Equity securities	—	24	—	—	24
Non-U.S. sovereign debt	—	80	—	—	80
Mortgage trading loans and ABS	—	80	—	—	80
Total trading account assets	—	365	—	—	365
Net derivative assets	—	556	1,251	—	1,807
AFS debt securities:
Non-agency residential MBS	—	—	—	(29)	(29)
Other taxable securities	—	—	—	23	23
Tax-exempt securities	—	—	—	9	9
Total AFS debt securities	—	—	—	3	3
Loans and leases (2)	—	—	(13)	50	37
Mortgage servicing rights	—	—	(2,447)	—	(2,447)
Loans held-for-sale (2)	—	—	(13)	20	7
Other assets	192	—	(12)	—	180
Other short-term borrowings (2)	—	—	(36)	—	(36)
Accrued expenses and other liabilities (2)	—	(2)	74	(151)	(79)
Long-term debt (2)	—	(10)	—	15	5
Total	$192	$909	$(1,196)	$(63)	$(158)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Six Months Ended June 30, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$123	$—	$—	$123
Equity securities	—	9	—	—	9
Non-U.S. sovereign debt	—	(2)	—	—	(2)
Mortgage trading loans and ABS	—	83	—	—	83
Total trading account assets	—	213	—	—	213
Net derivative assets	—	(1,144)	1,417	—	273
AFS debt securities:
Non-agency residential MBS	—	—	—	(69)	(69)
Corporate/Agency bonds	—	—	—	(2)	(2)
Other taxable securities	—	—	—	7	7
Tax-exempt securities	—	—	—	54	54
Total AFS debt securities	—	—	—	(10)	(10)
Loans and leases (2)	—	—	—	215	215
Mortgage servicing rights	—	—	(937)	—	(937)
Loans held-for-sale (2)	—	—	95	84	179
Other assets	(11)	—	(42)	(81)	(134)
Accrued expenses and other liabilities (2)	—	—	—	4	4
Long-term debt (2)	—	(59)	—	(89)	(148)
Total	$(11)	$(990)	$533	$123	$(345)

	Six Months Ended June 30, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$675	$—	$—	$675
Equity securities	—	67	—	—	67
Non-U.S. sovereign debt	—	85	—	—	85
Mortgage trading loans and ABS	—	642	—	—	642
Total trading account assets	—	1,469	—	—	1,469
Net derivative assets	—	97	2,148	—	2,245
AFS debt securities:
Non-agency residential MBS	—	—	—	(45)	(45)
Corporate/Agency bonds	—	—	—	2	2
Other taxable securities	—	12	—	40	52
Tax-exempt securities	—	(3)	—	9	6
Total AFS debt securities	—	9	—	6	15
Loans and leases (2)	—	—	(13)	222	209
Mortgage servicing rights	—	—	(2,200)	—	(2,200)
Loans held-for-sale (2)	—	—	(11)	196	185
Other assets	314	—	(12)	—	302
Other short-term borrowings (2)	—	—	(82)	—	(82)
Accrued expenses and other liabilities (2)	—	(10)	74	—	64
Long-term debt (2)	—	(102)	—	(41)	(143)
Total	$314	$1,463	$(96)	$383	$2,064

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and six months ended June 30, 2012 and 2011 for Level 3 assets and liabilities that were still held at June 30, 2012 and 2011. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended June 30, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$(30)	$—	$—	$(30)
Equity securities	—	(6)	—	—	(6)
Non-U.S. sovereign debt	—	(25)	—	—	(25)
Mortgage trading loans and ABS	—	(26)	—	—	(26)
Total trading account assets	—	(87)	—	—	(87)
Net derivative assets	—	227	571	—	798
Loans and leases (2)	—	—	—	51	51
Mortgage servicing rights	—	—	(1,722)	—	(1,722)
Loans held-for-sale (2)	—	—	5	(9)	(4)
Other assets	(46)	—	(34)	(47)	(127)
Trading account liabilities – Corporate securities and other	—	(2)	—	—	(2)
Long-term debt (2)	—	82	—	13	95
Total	$(46)	$220	$(1,180)	$8	$(998)

	Three Months Ended June 30, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$(20)	$—	$—	$(20)
Equity securities	—	(40)	—	—	(40)
Non-U.S. sovereign debt	—	67	—	—	67
Mortgage trading loans and ABS	—	(40)	—	—	(40)
Total trading account assets	—	(33)	—	—	(33)
Net derivative assets	—	460	166	—	626
AFS debt securities:
Non-agency residential MBS	—	—	—	(29)	(29)
Total AFS debt securities	—	—	—	(29)	(29)
Mortgage servicing rights	—	—	(2,869)	—	(2,869)
Loans held-for-sale (2)	—	—	(36)	3	(33)
Other assets	150	—	(12)	—	138
Other short-term borrowings (2)	—	—	(28)	—	(28)
Accrued expenses and other liabilities (2)	—	—	—	(174)	(174)
Long-term debt (2)	—	(10)	—	3	(7)
Total	$150	$417	$(2,779)	$(197)	$(2,409)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Six Months Ended June 30, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)		Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$(7)	$—	$—		$(7)
Equity securities	—	6	—	—		6
Mortgage trading loans and ABS	—	14	—	—		14
Total trading account assets	—	13	—	—		13
Net derivative assets	—	(1,115)	934	—		(181)
Loans and leases (2)	—	—	—	217		217
Mortgage servicing rights	—	—	(1,252)	—		(1,252)
Loans held-for-sale (2)	—	—	62	64		126
Other assets	(36)	—	(40)	(81)		(157)
Trading account liabilities – Corporate securities and other	—	4	—	—		4
Long-term debt (2)	—	(12)	—	(54)		(66)
Total	$(36)	$(1,110)	$(296)	$146		$(1,296)

	Six Months Ended June 30, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$286	$—	$—		$286
Equity securities	—	(21)	—	—		(21)
Non-U.S. sovereign debt	—	70	—	—		70
Mortgage trading loans and ABS	—	278	—	—		278
Total trading account assets	—	613	—	—		613
Net derivative assets	—	247	192	—		439
AFS debt securities:
Non-agency residential MBS	—	—	—	(99)		(99)
Total AFS debt securities	—	—	—	(99)		(99)
Loans and leases (2)	—	—	—	127		127
Mortgage servicing rights	—	—	(2,933)	—		(2,933)
Loans held-for-sale (2)	—	—	(48)	91		43
Other assets	137	—	(11)	—		126
Other short-term borrowings (2)	—	—	(61)	—		(61)
Accrued expenses and other liabilities (2)	—	—	—	(90)		(90)
Long-term debt (2)	—	(102)	—	(53)		(155)
Total	$137	$758	$(2,861)	$(24)	—	$(1,990)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at June 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs
Loans and Securities (1)
Instruments backed by residential real estate assets	$4,245	Discounted cash flow, Market comparables	Yield	1% to 25%
Trading account assets – Mortgage trading loans and ABS	784		Prepayment speed	0% to 28% CPR
Loans and leases	1,185		Default rate	0% to 54% CDR
Loans held-for-sale	2,276		Loss severity	0% to 80%
Instruments backed by commercial real estate assets	$2,438	Discounted cash flow	Yield	1% to 10%
Trading account assets – Mortgage trading loans and ABS	299		Loss severity	0% to 97%
Loans held-for-sale	465
Other assets	1,674
Commercial loans, debt securities and other	$10,215	Discounted cash flow, Market comparables	Yield	0% to 20%
Trading account assets – Corporate securities, trading loans and other	2,729		Enterprise value/EBITDA multiple	3x to 7x
Trading account assets – Mortgage trading loans and ABS	3,735		Prepayment speed	5% to 25%
AFS debt securities – Other taxable securities	3,301		Default rate	1% to 5%
Loans and leases	450		Loss severity	25% to 40%
Auction rate securities	$4,127	Discounted cash flow, Market comparables	Weighted-average life	5 years
Trading account assets – Corporate securities, trading loans and other	1,730		Discount rate	LIBOR +200 or JJK +150
AFS debt securities – Other taxable securities	1,257		Projected tender price/Re-financing level	50% to 100%
AFS debt securities – Tax-exempt securities	1,140
Structured liabilities
Long-term debt	$(2,388)	Industry standard derivative pricing (2)	Equity correlation	30% to 97%
			Long-dated volatilities	20% to 70%

(1)
The categories presented in the table above have been aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 218: Trading account assets – Corporate securities, trading loans and other of $4.5 billion, Trading account assets – Mortgage trading loans and ABS of $4.8 billion, AFS debt securities – Other taxable securities of $4.6 billion, AFS debt securities – Tax-exempt securities of $1.1 billion, Loans and leases of $1.6 billion, LHFS of $2.7 billion and Other assets of $1.7 billion.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
EBITDA = Earnings before interest, taxes, depreciation and amortization
JJK = J.J. Kenny (tax-exempt municipal rate)

Quantitative Information about Level 3 Fair Value Measurements (continued)
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs
Net derivatives assets
Credit derivatives	$4,639	Discounted cash flow, Hazard rate model (1), Stochastic recovery correlation model	Yield	0% to 25%
			Credit spreads	100 bps to 500 bps
			Upfront points	53 points to 99 points
			Spread to index	-2,000 bps to 2,000 bps
			Credit correlation	30% to 80%
			Prepayment speed	0% to -28% CPR
			Default rate	0% to 5% CDR
			Loss severity	0% to 70%
Equity derivatives	$(481)	Industry standard derivative pricing (2)	Equity correlation	30% to 97%
			Long-dated volatilities	20% to 70%

Commodity derivatives	$(1)	Discounted cash flow	Long-term natural gas basis curve	-$0.53 to $0.30
Interest rate derivatives	$444	Industry standard derivative pricing (2)	Correlation (IR/IR)	15% to 100%
			Correlation (FX/IR)	-65% to 50%
			Long-dated inflation rates	1% to 3%
			Long-dated inflation volatilities	0% to 1%
			Long-dated volatilities (FX)	7% to 38%
			Long-dated swap rates	9% to 11%
Total net derivative assets	$4,601

(1)	The hazard rate model is an industry standard model for valuing CDS for single names or indices.

(2)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
IR = Interest Rate
FX = Foreign Exchange

In the tables above, instruments backed by residential and commercial real estate assets include RMBS, commercial mortgage-backed securities, whole loans, mortgage CDOs and net monoline exposure. Commercial loans, debt securities and other include corporate CLOs and CDOs, commercial loans and bonds, and securities backed by non-real estate assets. Structured liabilities primarily include equity-linked notes that are accounted for under the fair value option.

In addition to the instruments in the tables above, the Corporation holds $1.5 billion of instruments consisting primarily of certain direct private equity investments and private equity funds that are classified as Level 3 and reported within other assets. Valuations of direct private equity investments are prepared internally based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

For information on the inputs and techniques used in the valuation of MSRs, see Note 18 – Mortgage Servicing Rights.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Loans and Securities

For instruments backed by residential real estate assets, commercial real estate assets, and commercial loans, debt securities and other, a significant increase in market yields, default rates or loss severities would result in a significantly lower fair value for long positions. Short positions would be impacted in a directionally opposite way. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

For closed-end auction rate securities (ARS), a significant increase in discount rates would result in a significantly lower fair value. The impact of a significant change in the weighted-average life on the fair value is dependent upon how the coupon on the ARS compares to the discount rate. In cases where the coupon is higher than the discount rate, lengthening of the weighted-average life would result in a higher fair value. Conversely, in cases where the coupon rate is lower than the discount rate, lengthening of the weighted-average life would result in a lower fair value. For student loan and municipal ARS, a significant increase in projected tender price/refinancing levels would result in a significantly higher fair value.

Structured Liabilities and Derivatives

For credit derivatives, a significant increase in market yield, including spreads to indices, upfront points (i.e., a single upfront payment made by a protection buyer at inception) or credit spreads, default rates or loss severities would result in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

Structured credit derivatives, which include tranched portfolio CDS and derivatives with derivative product company (DPC) and monoline counterparties, are impacted by credit correlation, including default and wrong-way correlation. Default correlation is a parameter that describes the degree of dependence among credit default rates within a credit portfolio that underlies a credit derivative instrument. The sensitivity of this input on the fair value varies depending on the level of subordination of the tranche. For senior tranches that are net purchases of protection, a significant increase in default correlation would result in a significantly higher fair value. Net short protection positions would be impacted in a directionally opposite way. Wrong-way correlation is a parameter that describes the probability that as exposure to a counterparty increases, the credit quality of the counterparty decreases. A significantly higher degree of wrong-way correlation between a DPC counterparty and underlying derivative exposure would result in a significantly lower fair value.

For equity derivatives, equity-linked long-term debt (structured liabilities) and interest rate derivatives, a significant change in long-dated rates and volatilities and correlation inputs (e.g., the degree of correlation between an equity security and an index, between two different interest rates, or between interest rates and foreign exchange rates) would result in a significant impact to the fair value. However, the magnitude and direction of the impact depends on whether the Corporation is long or short the exposure.

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (for example, impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during the three and six months ended June 30, 2012 and 2011, and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$683	$1,139	$(66)	$(1)
Loans and leases (1)	27	6,902	(1,213)	(2,350)
Foreclosed properties (2)	67	1,305	(65)	(156)
Other assets	39	11	(2)	(2)

	June 30, 2011		Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$1,049	$1,779	$(12)	$52
Loans and leases (1)	17	9,437	(1,679)	(3,097)
Foreclosed properties (2)	—	2,405	(75)	(147)
Other assets	—	96	(19)	(23)

(1)	Gains (losses) represent charge-offs on real estate-secured loans.

(2)
Amounts are included in other assets on the Corporation's Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at June 30, 2012.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs
Instruments backed by residential real estate assets	$8,041	Discounted cash flows, Market comparables	Yield	4% to 7%
Loans held-for-sale	1,139		Prepayment speed	3% to 27%
Loans and leases	6,902		Default rate	0% to 61%
			Loss severity	0% to 62%
			OREO discount	0% to 28%
			Cost to sell	8%

Instruments backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral or, in the case of LHFS, are carried at the lower of cost or fair value.

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

NOTE 16 – Fair Value Option

The Corporation elects to account for certain financial instruments under the fair value option. For additional information on the primary financial instruments for which the fair value option elections have been made, see Note 23 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2012 and December 31, 2011.

Fair Value Option Elections
	June 30, 2012			December 31, 2011
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets	$1,224	$2,144	$(920)	$1,151	$2,371	$(1,220)
Trading inventory - other	1,277	n/a	n/a	1,173	n/a	n/a
Consumer and commercial loans	8,361	9,365	(1,004)	8,804	10,823	(2,019)
Loans held-for-sale	10,187	11,579	(1,392)	7,630	9,673	(2,043)
Securities financing agreements	143,350	142,843	507	121,688	121,092	596
Other assets	115	n/a	n/a	251	n/a	n/a
Long-term deposits	2,874	2,654	220	3,297	3,035	262
Asset-backed secured financings	652	1,218	(566)	650	1,271	(621)
Unfunded loan commitments	948	n/a	n/a	1,249	n/a	n/a
Other short-term borrowings	3,816	3,816	—	5,908	5,909	(1)
Long-term debt (1)	48,345	52,109	(3,764)	46,239	55,854	(9,615)

(1)
The majority of the difference between the fair value carrying amount and contractual principal outstanding at June 30, 2012 and December 31, 2011 relates to the impact of the Corporation's credit spreads as well as the fair value of the embedded derivative, where applicable.

n/a = not applicable

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Corporation's Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended June 30, 2012
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$56	$—	$—	$56
Consumer and commercial loans	6	—	(5)	1
Loans held-for-sale	(7)	518	(24)	487
Securities financing agreements	23	—	14	37
Other assets	—	—	(11)	(11)
Long-term deposits	—	—	(1)	(1)
Asset-backed secured financings	—	(17)	—	(17)
Unfunded loan commitments	—	—	(112)	(112)
Other short-term borrowings	12	—	—	12
Long-term debt	756	—	(62)	694
Total	$846	$501	$(201)	$1,146

	Three Months Ended June 30, 2011
Loans reported as trading account assets	$4	$—	$—	$4
Commercial loans	7	—	26	33
Loans held-for-sale	2	1,511	31	1,544
Securities financing agreements	—	—	98	98
Other assets	—	—	1	1
Long-term deposits	—	—	(40)	(40)
Asset-backed secured financings	—	(36)	—	(36)
Unfunded loan commitments	—	—	(76)	(76)
Other short-term borrowings	37	—	—	37
Long-term debt	(178)	—	214	36
Total	$(128)	$1,475	$254	$1,601

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Six Months Ended June 30, 2012
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$134	$—	$—	$134
Consumer and commercial loans	5	—	297	302
Loans held-for-sale	49	949	80	1,078
Securities financing agreements	23	—	(90)	(67)
Other assets	—	—	7	7
Long-term deposits	—	—	20	20
Asset-backed secured financings	—	(55)	—	(55)
Unfunded loan commitments	—	—	292	292
Other short-term borrowings	19	—	—	19
Long-term debt	(35)	—	(3,376)	(3,411)
Total	$195	$894	$(2,770)	$(1,681)

	Six Months Ended June 30, 2011
Loans reported as trading account assets	$73	$—	$—	$73
Commercial loans	(4)	—	132	128
Loans held-for-sale	2	2,383	252	2,637
Securities financing agreements	—	—	(13)	(13)
Other assets	—	—	30	30
Long-term deposits	—	—	(35)	(35)
Asset-backed secured financings	—	(82)	—	(82)
Unfunded loan commitments	—	—	56	56
Other short-term borrowings	93	—	—	93
Long-term debt	(113)	—	(372)	(485)
Total	$51	$2,301	$50	$2,402

NOTE 17 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 22 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The following disclosures include financial instruments where only a portion of the ending balance at June 30, 2012 and December 31, 2011 was carried at fair value on the Corporation’s Consolidated Balance Sheet.

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

Loans

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that the Corporation believes a market participant would consider in determining fair value. The Corporation estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate the Corporation’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. The carrying value of loans is presented net of the applicable allowance for loan losses and excludes leases. The Corporation elected to account for certain large commercial loans that exceeded the Corporation’s single name credit risk concentration guidelines by an amount that would require hedging under the fair value option.

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

Fair Value of Financial Instruments
	June 30, 2012
		Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$840,415	$112,493	$725,022	$837,515
Loans held-for-sale	13,289	9,128	4,136	13,264
Financial liabilities
Deposits	1,035,225	1,035,624	—	1,035,624
Long-term debt	301,848	293,981	2,388	296,369

The carrying values and fair values of select financial instruments where only a portion of the ending balance was carried at fair value are presented in the table below.

Fair Value of Financial Instruments
	December 31, 2011
(Dollars in millions)	Carrying Value	Fair Value
Financial assets
Loans	$870,520	$843,392
Financial liabilities
Deposits	1,033,041	1,033,248
Long-term debt	372,265	343,211

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $1.5 billion and $6.1 billion at June 30, 2012, and $2.0 billion and $7.1 billion at December 31, 2011. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For additional information on commitments, see Note 10 – Commitments and Contingencies.

NOTE 18 – Mortgage Servicing Rights

The Corporation accounts for consumer MSRs at fair value with changes in fair value recorded in the Corporation's Consolidated Statement of Income in mortgage banking income. The Corporation economically hedges these MSRs with certain derivatives and securities including MBS and U.S. Treasuries. The securities that economically hedge the MSRs are classified in other assets with changes in the fair value of the securities and the related interest income recorded in mortgage banking income.

The table below presents activity for residential first-lien MSRs for the three and six months ended June 30, 2012 and 2011. Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $172 million and $132 million at June 30, 2012 and December 31, 2011, and are not included in the tables in this Note.

Rollforward of Mortgage Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Balance, beginning of period	$7,589	$15,282	$7,378	$14,900
Additions	91	410	168	1,251
Sales	(98)	(234)	(98)	(234)
Impact of customer payments (1)	(282)	(639)	(803)	(1,345)
Impact of changes in interest rates and other market factors (2)	(1,717)	(1,094)	(742)	(385)
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to (increases) decreases in costs to service loans (4)	666	(1,501)	393	(2,029)
Impact of changes in the Home Price Index	5	212	20	434
Impact of changes to the prepayment model	342	303	342	126
Other model changes	(888)	(367)	(950)	(346)
Balance, June 30	$5,708	$12,372	$5,708	$12,372
Mortgage loans serviced for investors (in billions)	$1,224	$1,578	$1,224	$1,578

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)	These amounts reflect periodic adjustments to the valuation model as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

(4)
As part of the MSR fair value estimation process, the Corporation increased its estimated cost to service during 2011 due to higher costs expected from foreclosure delays and procedures, the implementation of various loan modification programs, and compliance with new banking regulations. During 2012, the Corporation has continued to refine its estimates of cost to service and ancillary income to be consistent with market participants' view which resulted in a decrease to the estimated cost to service.

The Corporation uses an option-adjusted spread (OAS) valuation approach which factors in prepayment risk to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. During the three months ended June 30, 2012, the Corporation refined the OAS assumptions used in the MSR valuation model to reflect returns commensurate with market participants' view, considering current and pending capital rules, including the impact of Basel 3, and other factors. The increases in OAS levels resulted in a decrease in MSR value, which is included in the Other model changes line item in the table above.

The significant economic assumptions used in determining the fair value of MSRs at June 30, 2012 and December 31, 2011 are presented below.

Significant Economic Assumptions
	June 30, 2012		December 31, 2011
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	5.95%	9.12%	2.80%	5.61%
Weighted-average life, in years	3.71	2.06	3.78	2.10

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

Sensitivity Impacts
	June 30, 2012
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.30	years	0.19	years	$501
Impact of 20% decrease	0.65		0.41		1,071

Impact of 10% increase	(0.26)		(0.16)		(443)
Impact of 20% increase	(0.49)		(0.31)		(838)
OAS level
Impact of 100 bps decrease					$256
Impact of 200 bps decrease					532

Impact of 100 bps increase					(238)
Impact of 200 bps increase					(459)

NOTE 19 – Business Segment Information

The Corporation reports the results of its operations through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2012, the Corporation changed the basis of presentation from six to the above five segments. The former Deposits and Card Services segments, as well as Business Banking which was included in the former Global Commercial Banking segment, are now reflected in CBB. The former Global Commercial Banking segment was combined with the Global Corporate and Investment Banking business, which was included in the former Global Banking & Markets (GBAM) segment, to form Global Banking. The remaining global markets business of GBAM is now reported as a separate Global Markets segment. In addition, certain management accounting methodologies and related allocations were refined. Prior period results have been reclassified to conform to the current period presentation.

Consumer & Business Banking

CBB offers a diversified range of credit, banking and investment products and services to consumers and businesses. CBB product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, investment accounts and products as well as credit and debit cards in the U.S. to consumers and small businesses. CBB also offers a wide range of lending-related products and services, integrated working capital management and treasury solutions through a network of offices and client relationship teams along with various product partners to U.S. based companies generally with annual sales of $1 million to $50 million. CBB results are impacted by the migration of clients and their deposit and loan balances between CBB and other client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

Consumer Real Estate Services

CRES provides an extensive line of consumer real estate products and services to customers nationwide. CRES products include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, HELOC and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while retaining MSRs and the Bank of America customer relationships, or are held on the Corporation’s Consolidated Balance Sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet. CRES services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.

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

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through the Corporation's network of offices and client relationship teams along with various product partners. Global Banking's lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and indirect consumer loans. Global Banking's treasury solutions products include deposits, treasury management, credit card, foreign exchange, short-term investment and custody solutions. Global Banking also works with clients to provide investment banking products such as debt and equity underwriting and distribution, merger-related and other advisory services. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by, and involvement of each segment. Global Banking clients include commercial customers, broadly defined as companies with annual sales up to $2 billion, which include middle-market companies, commercial real estate firms, federal and state governments and municipalities, and large corporations, broadly defined as companies with annual sales greater than $2 billion.
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
Global Wealth & Investment Management

GWIM provides comprehensive wealth management solutions to a broad base of clients from emerging affluent to the ultra-wealthy. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients. GWIM results are impacted by the migration of clients and their deposit and loan balances between GWIM and other client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

All Other

All Other consists of equity investment activities as well as liquidating businesses, ALM activities such as the residential mortgage portfolio and investment securities, economic hedges, gains/losses on structured liabilities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, All Other includes certain residential mortgage and discontinued real estate loans that are managed by CRES.

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

The following tables present total revenue, net of interest expense, on a FTE basis, and net income (loss) for the three and six months ended June 30, 2012 and 2011, and total assets at June 30, 2012 and 2011 for each business segment, as well as All Other.
.

Business Segments
At and for the Three Months Ended June 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Net interest income (FTE basis)	$9,782	$11,493	$4,704	$5,549	$714	$579
Noninterest income (loss)	12,420	1,990	2,622	3,132	1,807	(11,894)
Total revenue, net of interest expense (FTE basis)	22,202	13,483	7,326	8,681	2,521	(11,315)
Provision for credit losses	1,773	3,255	1,131	400	186	1,507
Amortization of intangibles	321	382	158	191	—	4
Goodwill impairment	—	2,603	—	—	—	2,603
Other noninterest expense	16,727	19,871	4,201	4,186	3,556	6,018
Income (loss) before income taxes	3,381	(12,628)	1,836	3,904	(1,221)	(21,447)
Income tax expense (benefit) (FTE basis)	918	(3,802)	680	1,402	(453)	(6,941)
Net income (loss)	$2,463	$(8,826)	$1,156	$2,502	$(768)	$(14,506)
Period-end total assets	$2,160,854	$2,261,319	$537,647	$521,823	$147,638	$185,398

			Global Banking		Global Markets
			2012	2011	2012	2011
Net interest income (FTE basis)			$2,184	$2,375	$650	$874
Noninterest income			2,101	2,284	2,715	3,539
Total revenue, net of interest expense (FTE basis)			4,285	4,659	3,365	4,413
Provision for credit losses			(113)	(557)	(14)	(8)
Amortization of intangibles			20	25	16	16
Other noninterest expense			2,145	2,196	2,695	3,247
Income before income taxes			2,233	2,995	668	1,158
Income tax expense (FTE basis)			827	1,074	206	247
Net income			$1,406	$1,921	$462	$911
Period-end total assets			$340,559	$340,535	$561,815	$561,361

			Global Wealth & Investment Management		All Other
			2012	2011	2012	2011
Net interest income (FTE basis)			$1,446	$1,573	$84	$543
Noninterest income			2,871	2,922	304	2,007
Total revenue, net of interest expense (FTE basis)			4,317	4,495	388	2,550
Provision for credit losses			47	72	536	1,841
Amortization of intangibles			106	112	21	34
Other noninterest expense			3,302	3,512	828	712
Income (loss) before income taxes			862	799	(997)	(37)
Income tax expense (benefit) (FTE basis)			319	286	(661)	130
Net income (loss)			$543	$513	$(336)	$(167)
Period-end total assets			$277,988	$284,504	$295,207	$367,698

(1)	There were no material intersegment revenues.

Business Segments
At and for the Six Months Ended June 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Net interest income (FTE basis)	$20,835	$23,890	$9,784	$11,150	$1,489	$1,475
Noninterest income (loss)	23,852	16,688	4,964	5,997	3,706	(10,727)
Total revenue, net of interest expense (FTE basis)	44,687	40,578	14,748	17,147	5,195	(9,252)
Provision for credit losses	4,191	7,069	2,008	1,061	693	2,605
Amortization of intangibles	640	767	316	382	—	11
Goodwill impairment	—	2,603	—	—	—	2,603
Other noninterest expense	35,549	39,769	8,290	8,556	7,461	10,788
Income (loss) before income taxes	4,307	(9,630)	4,134	7,148	(2,959)	(25,259)
Income tax expense (benefit) (FTE basis)	1,191	(2,853)	1,523	2,604	(1,046)	(8,353)
Net income (loss)	$3,116	$(6,777)	$2,611	$4,544	$(1,913)	$(16,906)
Period-end total assets	$2,160,854	$2,261,319	$537,647	$521,823	$147,638	$185,398

			Global Banking		Global Markets
			2012	2011	2012	2011
Net interest income (FTE basis)			$4,583	$4,858	$1,448	$1,894
Noninterest income			4,152	4,502	6,110	7,791
Total revenue, net of interest expense (FTE basis)			8,735	9,360	7,558	9,685
Provision for credit losses			(351)	(681)	(34)	(41)
Amortization of intangibles			40	50	31	33
Other noninterest expense			4,302	4,481	5,756	6,343
Income before income taxes			4,744	5,510	1,805	3,350
Income tax expense (FTE basis)			1,748	2,006	545	1,044
Net income			$2,996	$3,504	$1,260	$2,306
Period-end total assets			$340,559	$340,535	$561,815	$561,361

			Global Wealth & Investment Management		All Other
			2012	2011	2012	2011
Net interest income (FTE basis)			$3,024	$3,143	$507	$1,370
Noninterest income (loss)			5,653	5,848	(733)	3,277
Total revenue, net of interest expense (FTE basis)			8,677	8,991	(226)	4,647
Provision for credit losses			93	118	1,782	4,007
Amortization of intangibles			212	223	41	68
Other noninterest expense			6,646	6,990	3,094	2,611
Income (loss) before income taxes			1,726	1,660	(5,143)	(2,039)
Income tax expense (benefit) (FTE basis)			636	605	(2,215)	(759)
Net income (loss)			$1,090	$1,055	$(2,928)	$(1,280)
Period-end total assets			$277,988	$284,504	$295,207	$367,698

(1)	There were no material intersegment revenues.

The tables below present a reconciliation of the five business segments’ total revenue, net of interest expense, on a FTE basis, and net income to the Corporation's Consolidated Statement of Income, and total assets to the Corporation's Consolidated Balance Sheet. The adjustments presented in the following tables include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Business Segment Reconciliations
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2012	2011	2012	2011
Segments’ total revenue, net of interest expense (FTE basis)	$21,814	$10,933	$44,913	$35,931
Adjustments:
ALM activities	477	1,144	(692)	908
Equity investment income (loss)	(63)	1,139	354	2,554
Liquidating businesses	539	746	902	1,765
FTE basis adjustment	(234)	(247)	(441)	(465)
Other	(565)	(479)	(790)	(580)
Consolidated revenue, net of interest expense	$21,968	$13,236	$44,246	$40,113

Segments’ net income (loss)	$2,799	$(8,659)	$6,044	$(5,497)
Adjustments, net-of-taxes:
ALM activities	(229)	(540)	(2,053)	(1,954)
Equity investment income (loss)	(40)	718	223	1,609
Liquidating businesses	153	68	211	175
Merger and restructuring charges	—	(101)	—	(228)
Other	(220)	(312)	(1,309)	(882)
Consolidated net income (loss)	$2,463	$(8,826)	$3,116	$(6,777)

			June 30
			2012	2011
Segments’ total assets			$1,865,647	$1,893,621
Adjustments:
ALM activities, including securities portfolio			628,228	643,037
Equity investments			5,451	31,055
Liquidating businesses			27,259	41,208
Elimination of segment excess asset allocations to match liabilities			(526,363)	(502,284)
Other			160,632	154,682
Consolidated total assets			$2,160,854	$2,261,319

NOTE 20 – Subsequent Event

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23 percent. The first one percent reduction was effective on April 1, 2012, and the second reduction will be effective April 1, 2013. These reductions will reduce income tax expense on future U.K. earnings but also require the Corporation to remeasure its U.K. net deferred tax assets using the lower tax rates. In the three months ending September 30, 2012, the Corporation will record a charge to income tax expense of approximately $800 million for the remeasurement.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, as updated by a Current Report on Form 8-K filed on May 4, 2012 to reflect reclassified business segment information and in Note 10 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended June 30, 2012. The common shares repurchased consist of shares acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

				Remaining Buyback Authority
(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Amounts	Shares
April 1-30, 2012	110	$9.62	—	$—	—
May 1-31, 2012	134	8.16	—	—	—
June 1-30, 2012	10	7.00	—	—	—
Three Months Ended June 30, 2012	254	8.74

The Corporation did not have any unregistered sales of its equity securities during the three months ended June 30, 2012.

Capital Covenants

On May 25, 2012, the Corporation completed the repurchase of $134 million aggregate liquidation amount of capital securities of BAC Capital Trust VI, pursuant to a previously announced tender offer for such securities, and the related cancellation and retirement of the underlying 5.625% Junior Subordinated Notes, due 2035 of the Corporation issued to and held by BAC Capital Trust VI. As a result of this repurchase of capital securities and the related cancellation and retirement of the underlying 5.625% Junior Subordinated Notes, the series of covered debt benefiting from the Corporation's replacement capital covenant, executed February 16, 2007 in connection with the issuance by BAC Capital Trust XIV of its 5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities (the Replacement Capital Covenant), was redesignated. Effective as of May 25, 2012, the 5.625% Junior Subordinated Notes ceased being the covered debt under the Replacement Capital Covenant. Also effective as of May 25, 2012, the Corporation's 6.875% Junior Subordinated Notes, due 2055 underlying the capital securities of BAC Capital Trust XII, became the covered debt with respect to and in accordance with the terms of the Replacement Capital Covenant. For more information on this Replacement Capital Covenant, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of registrant's Quarterly Report on Form10-Q (File No. 1-6523) for the quarterly period ended September 30, 2011 filed on November 3, 2011

Exhibit 3(b)
Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of registrant's 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 4(a)
Supplemental Agreement to the Amended and Restated Agency Agreement dated as of May 17, 2012 among registrant, Bank of America, N.A. (operating through its London branch), as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent (1)

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

Bank of America Corporation Registrant

Date:	August 2, 2012	/s/ Neil A. Cotty
Neil A. Cotty Chief Accounting Officer

Bank of America Corporation
Form 10-Q
Index to Exhibits

Exhibit	Description

Exhibit 3(a)
Amended and Restated Certificate of Incorporation of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(a) of registrant's Quarterly Report on Form10-Q (File No. 1-6523) for the quarterly period ended September 30, 2011 filed on November 3, 2011

Exhibit 3(b)
Amended and Restated Bylaws of registrant, as in effect on the date hereof, incorporated by reference to Exhibit 3(b) of registrant's 2010 Annual Report on Form 10-K (File No. 1-6523) filed on February 25, 2011

Exhibit 4(a)
Supplemental Agreement to the Amended and Restated Agency Agreement dated as of May 17, 2012 among registrant, Bank of America, N.A. (operating through its London branch), as Principal Agent, and Merrill Lynch International Bank Limited, as Registrar and Transfer Agent (1)

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