Form 10-Q
period 2012-09-30
BANK OF AMERICA CORP /DE/
filed 2012-11-02
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Yes     No ✓
On October 31, 2012, there were 10,778,078,165 shares of Bank of America Corporation Common Stock outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Bank of America Corporation (collectively with its subsidiaries, the Corporation) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of the Corporation regarding the Corporation's future results and revenues, and future business and economic conditions more generally, including statements concerning: the achievement of cost savings in certain noninterest expense categories as the Corporation continues to streamline workflows, simplify processes and align expenses with its overall strategic plan and operating principles; with regard to Phase 1 of Project New BAC, the Corporation expects to realize more than $1 billion of cost savings in 2012 and $5 billion of annualized cost savings by the fourth quarter of 2013 with the full impact realized in 2014; the Corporation expects that Phase 2 of Project New BAC will result in an additional $3 billion of annualized cost savings by mid-2015; that during the fourth quarter of 2012 and the second quarter of 2013 the Corporation will redeem $5.1 billion liquidation amount of trust preferred securities issued by various unconsolidated trusts, that redemption of these trust preferred securities will result in a pre-tax charge of approximately $100 million in the fourth quarter of 2012, and pre-tax net interest income savings of approximately $50 million for the fourth quarter of 2012 and approximately $300 million for 2013; that the Corporation may conduct additional redemptions, tender offers, exercises and other transactions in the future depending on prevailing market conditions, liquidity, regulatory and other factors; the expectation that the Corporation would record a charge to income tax expense of approximately $400 million if the income tax rate were reduced to 22 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance; the resolution of representations and warranties repurchase and other claims; that there will likely be additional requests for loan files in the future leading to repurchase claims; the final resolution of the BNY Mellon Settlement, including that ongoing costs incurred in connection with the BNY Mellon Settlement will be in line with current expectations; the final resolution of the Merrill Lynch Class Action Settlement; the estimates of liability and range of possible loss for various representations and warranties claims; the possibility that future representations and warranties losses may occur in excess of the amounts recorded for those exposures; the expectation that unresolved repurchase claims will continue to increase, including those from Fannie Mae and private-label securitization trustees and sponsors; the Corporation's expected response to repurchase requests for which it concludes that a valid basis for repurchase does not exist and the possibility of future settlement actions; that the expiration and mutual non-renewal of certain contractual delivery commitments and variances with Fannie Mae will not have a material impact on our CRES business, as the Corporation expects to rely on other sources of liquidity to actively extend mortgage credit to customers including continuing to deliver such products into Freddie Mac mortgage-backed securities pools; that there continues to be a backlog of foreclosure inventory in judicial states; the ability to resolve mortgage insurance rescission notices with the mortgage insurance companies before the expiration of the appeal period prescribed by the Fannie Mae announcement; the disposition and resolution of servicing matters; beliefs and expectations concerning the servicing National Mortgage Settlement, including expectations about the amounts of credits to be generated by various programs, the effects on annual interest income and the fair value of loans in the programs and whether loans modified under programs will be accounted for as troubled debt restructurings, and the likelihood that the Corporation will fail to meet commitments and be required to make additional cash payments, whether material or not; the impacts of foreclosure delays; that implementation of uniform servicing standards will incrementally increase costs associated with the servicing process, but it will not result in material delays or dislocation in the performance of mortgage servicing obligations, including the completion of foreclosures; the Corporation's belief that default-related servicing costs peaked during the third quarter of 2012 and the expectation that they will decline in the fourth quarter of 2012, with the decline accelerating in 2013; the expectation that the Corporation will comply with the final Basel 3 rules when issued and effective; that, if the Corporation's analytical models for capital measurement under Basel 3 are not approved by the U.S. regulatory agencies, it would likely lead to an increase in the Corporation's risk-weighted assets, which in some cases could be significant; that the Market Risk Amendment and the Basel 3 Advanced Approach, if adopted as proposed, are expected to substantially increase the Corporation's capital requirements; the intention to build capital through retaining earnings, actively managing the Corporation's portfolios and implementing other capital-related initiatives, including focusing on reducing both higher risk-weighted assets and assets proposed to be deducted from capital under Basel 3; the expectations that the Corporation will be required to submit its 2013 capital plan in early January 2013, that it will be required to use stress scenario assumptions provided by the Federal Reserve in the fourth quarter, and that results will be received from the Federal Reserve in the first half of 2013; the Corporation's belief that it can quickly obtain cash for certain securities, even in stressed market conditions, through repurchase agreements or outright sales; the Corporation's liquidity risk management strategies; that funding trading activities in broker/dealer subsidiaries is more cost efficient and less sensitive to changes in credit ratings than unsecured financing; that VaR model results will be supplemented if risks associated with positions that are illiquid and/or unobservable are material; the cost and availability of unsecured funding; the Corporation's belief that a portion of structured liability obligations will remain outstanding beyond the earliest put or redemption date; the Corporation's anticipation that debt levels will continue to decline, both from maturities and liability management, through 2013; that, of the loans in the pay option portfolio at September 30, 2012 that have not already experienced a payment reset, one percent are expected to reset during the remainder of 2012 and 22 percent thereafter, and that eight percent are expected to prepay and 69 percent are expected to default prior to being reset, most of which were severely delinquent as of September 30, 2012; that the sale of the GWIM international wealth management business is not expected to have a significant impact on the Corporation's balance sheet, results of operations or capital ratios, and the expected timing of the closings of the transaction; effects of the ongoing debt crisis in Europe, including the expectation of continued volatility as long as challenges remain, the expectation that the Corporation will continue to support client activities in the region and that exposures may vary over time as the Corporation monitors the situation and manages its risk profile; that, absent unexpected deterioration in the economy, the Corporation expects that reductions in the allowance for loan and lease losses, excluding the valuation allowance for PCI loans, will continue in the near term, though at a slower pace than in 2011; and other matters relating to the Corporation and the securities that it may offer from time to time. The foregoing is not an exclusive list of all forward-looking statements the Corporation makes. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation's control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K, and in any of the Corporation's subsequent Securities and Exchange Commission filings: the Corporation's resolution of differences with Fannie Mae regarding representations and warranties repurchase claims, including with respect to mortgage insurance rescissions, and foreclosure delays; the Corporation's ability to resolve representations and warranties claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that the Corporation could face related servicing, securities, fraud, indemnity or other claims from one or more of the monolines or private-label and other investors; if future representations and warranties losses occur in excess of the Corporation's recorded liability and estimated range of possible loss for its representations and warranties exposures; uncertainties about the financial stability of several countries in the EU, the increasing risk that those countries may default on their sovereign debt or exit the EU and related stresses on financial markets, the Euro and the EU and the Corporation's exposures to such risks, including direct, indirect and operational; the uncertainty regarding the timing and final substance of any capital or liquidity standards, including the final Basel 3 requirements and their implementation for U.S. banks through rulemaking by the Federal Reserve, including anticipated requirements to hold higher levels of regulatory capital, liquidity and meet higher regulatory capital ratios as a result of final Basel 3 or other capital or liquidity standards; the negative impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on the Corporation's businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of the Corporation's actions to mitigate such impacts; the Corporation's satisfaction of its borrower assistance programs under the National Mortgage Settlement with federal agencies and state Attorneys General; adverse changes to the Corporation's credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation's assets and liabilities; unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings; the Corporation's ability to fully realize the cost savings and other anticipated benefits from Project New BAC, including in accordance with currently anticipated timeframes; and other similar matters.

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

Executive Summary

Business Overview

The Corporation is a Delaware corporation, a bank holding company and a financial holding company. When used in this report, “the Corporation” may refer to the Corporation individually, the Corporation and its subsidiaries, or certain of the Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbanking subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbanking financial services and products through five business segments: Consumer & Business Banking (CBB), Consumer Real Estate Services (CRES), Global Banking, Global Markets and Global Wealth & Investment Management (GWIM), with the remaining operations recorded in All Other. Effective January 1, 2012, the Corporation changed its basis of presentation from six to the above five segments. For more information on this realignment, see Business Segment Operations on page 32. At September 30, 2012, the Corporation had approximately $2.2 trillion in assets and approximately 272,600 full-time equivalent employees.

As of September 30, 2012, we operated in all 50 states, the District of Columbia and more than 40 countries. Our retail banking footprint covers approximately 80 percent of the U.S. population and we serve more than 55 million consumer and small business relationships with approximately 5,500 banking centers, 16,300 ATMs, nationwide call centers, and leading online and mobile banking platforms. We offer industry-leading support to more than three million small business owners. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Table 1 provides selected consolidated financial data for the three and nine months ended September 30, 2012 and 2011, and at September 30, 2012 and December 31, 2011.

Table 1
Selected Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2012	2011	2012	2011
Income statement
Revenue, net of interest expense (FTE basis) (1)	$20,657	$28,702	$65,344	$69,280
Net income (loss)	340	6,232	3,456	(545)
Net income, excluding goodwill impairment charge (2)	340	6,232	3,456	2,058
Diluted earnings (loss) per common share (3)	0.00	0.56	0.22	(0.15)
Diluted earnings (loss) per common share, excluding goodwill impairment charge (2)	0.00	0.56	0.22	0.11
Dividends paid per common share	0.01	0.01	0.03	0.03
Performance ratios
Return on average assets	0.06%	1.07%	0.21%	n/m
Return on average assets, excluding goodwill impairment charge (2)	0.06	1.07	0.21	0.12%
Return on average tangible shareholders’ equity (1)	0.84	17.03	2.89	n/m
Return on average tangible shareholders’ equity, excluding goodwill impairment charge (1, 2)	0.84	17.03	2.89	1.83
Efficiency ratio (FTE basis) (1)	84.93	61.37	82.23	87.69
Efficiency ratio (FTE basis), excluding goodwill impairment charge (1, 2)	84.93	61.37	82.23	83.93
Asset quality
Allowance for loan and lease losses at period end			$26,233	$35,082
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at period end (4)			2.96%	3.81%
Nonperforming loans, leases and foreclosed properties at period end (4)			$24,925	$29,059
Net charge-offs (5)	$4,122	$5,086	11,804	16,779
Annualized net charge-offs as a percentage of average loans and leases outstanding (4, 5)	1.86%	2.17%	1.77%	2.41%
Annualized net charge-offs as a percentage of average loans and leases outstanding excluding purchased credit-impaired loans (4)	1.93	2.25	1.83	2.50
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (5)	1.60	1.74	1.66	1.56
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs excluding purchased credit-impaired loans	1.17	1.33	1.21	1.20

			September 30 2012	December 31 2011
Balance sheet
Total loans and leases			$893,035	$926,200
Total assets			2,166,162	2,129,046
Total deposits			1,063,307	1,033,041
Total common shareholders’ equity			219,838	211,704
Total shareholders’ equity			238,606	230,101
Capital ratios
Tier 1 common capital			11.41%	9.86%
Tier 1 capital			13.64	12.40
Total capital			17.16	16.75
Tier 1 leverage			7.84	7.53

(1)
Fully taxable-equivalent (FTE) basis, return on average tangible shareholders’ equity and the efficiency ratio are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these measures and ratios, and a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 19.

(2)
Net income, diluted earnings per common share, return on average assets, return on average tangible shareholders' equity and the efficiency ratio have been calculated excluding the impact of the goodwill impairment charge of $2.6 billion in the second quarter of 2011, and accordingly, these are non-GAAP measures. For additional information on these measures and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 19.

(3)
Due to a net loss applicable to common shareholders for the three months ended September 30, 2012 and the nine months ended September 30, 2011, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 106 and corresponding Table 45, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 118 and corresponding Table 54.

(5)
Net charge-offs exclude $1.7 billion of write-offs in the Countrywide home equity purchased credit-impaired portfolio for the three and nine months ended September 30, 2012. These write-offs decreased the purchased credit-impaired valuation allowance included as part of the allowance for loan and lease losses.

n/m = not meaningful

Third Quarter 2012 Economic and Business Environment

In the U.S., the slow pace of economic growth experienced in Spring 2012 continued through the third quarter. Consumer spending grew slowly, as household deleveraging continued, vehicle sales remained firm and store sales rebounded. Employment rose moderately despite considerable domestic and foreign uncertainty and the unemployment rate ended the quarter at 7.8 percent. Business spending on equipment and software, as well as structures, sustained further weakening. The housing market continued its recent improvement with a sixth consecutive quarterly rise in residential building activity and a rise in home prices. Equity markets partially reversed losses from the previous quarter and ended the third quarter just below their high for the year. Stock prices benefited from an easing in the Eurozone crisis, with the European Central Bank announcing its willingness to intervene in sovereign debt markets under specified conditions, and the announcement in mid-September of further monetary easing by the Board of Governors of the Federal Reserve System (Federal Reserve). Nevertheless, financial market uncertainty was elevated by recession and political anxieties in Europe, and the scheduled year-end expiration of income tax cuts, extended unemployment insurance, the temporary payroll tax cut and the steadily approaching deadline for automatic federal spending reductions agreed to in last year's debt ceiling bill (referred to as the “fiscal cliff”) in the U.S. Consumer confidence ended the quarter slightly higher than a year earlier and business confidence reversed its early-year gains.

The Federal Reserve announced at its mid-September meeting that, while continuing its program of extending the average maturity of its portfolio by buying longer term U.S. Treasury securities and selling short-term holdings, it would commence a new program in which it would purchase $40 billion per month in agency mortgage-backed securities until substantial labor market improvement was achieved subject to maintaining the Federal Reserve's price stability objective. In addition, the Federal Reserve modified its forward guidance on interest rates, anticipating that exceptionally low levels for the federal funds rate would likely be warranted at least through mid-2015. This monetary easing helped push down longer term U.S. Treasury and secondary market mortgage yields. Concerns regarding federal tax and spending policies also continued ahead of the anticipated fiscal cliff.

Recent Events

Merrill Lynch Class Action Settlement

On September 28, 2012, the Corporation announced an agreement, subject to the execution of a written settlement agreement and court approval, to settle a class action lawsuit brought in 2009 on behalf of investors who purchased or held Bank of America securities at the time we announced plans to acquire Merrill Lynch (the Merrill Lynch Class Action Settlement).

Under the terms of the proposed Merrill Lynch Class Action Settlement, we will pay a total of $2.4 billion and institute and/or continue certain corporate governance policies until January 1, 2015. The amount to be paid under the proposed Merrill Lynch Class Action Settlement will be covered by litigation reserves at September 30, 2012. For additional information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

Capital and Liquidity Related Matters

During the three months ended September 30, 2012, we repurchased certain of our debt and trust preferred securities with an aggregate carrying value of $6.0 billion resulting in a pre-tax charge of $25 million.

On October 4, 2012, we announced that during the fourth quarter of 2012 and the second quarter of 2013, we will redeem $5.1 billion liquidation amount of trust preferred securities issued by various unconsolidated trusts. We expect that redemption of these trust preferred securities will result in a pre-tax charge of approximately $100 million in the fourth quarter of 2012, and pre-tax net interest income savings of approximately $50 million for the fourth quarter of 2012 and approximately $300 million for 2013.

We may conduct additional redemptions, tender offers, exercises and other transactions in the future depending on prevailing market conditions, liquidity, regulatory and other factors.

Weather Events

In the last few days in October, the mid-Atlantic and northeast regions of the U.S. experienced a major storm resulting in wide-spread flooding, power outages, transportation and telecommunication service interruptions and other impacts including but not limited to closures of the New York City based securities exchanges. Certain services have been restored and others will require longer periods of recovery time. Our operations in the affected areas have been impacted, including certain branch closures. We are continuing to support the needs of our clients and customers during this difficult time.

Performance Overview

Summary results for the three and nine months ended September 30, 2012 and 2011 are presented in Table 2. Certain selected items that affected pre-tax income for the three and nine months ended September 30, 2012 were the following: provision for credit losses of $1.8 billion and $6.0 billion which included reserve reductions of $2.3 billion and $5.8 billion, net gains of $1.7 billion on repurchases of debt and trust preferred securities for the nine-month period, and $339 million and $1.5 billion of gains on sales of debt securities. These items were offset by negative fair value adjustments of $1.3 billion and $4.7 billion on structured liabilities related to improvement in our own credit spreads, debit valuation adjustment (DVA) losses on derivatives of $583 million and $2.2 billion, net of hedges, litigation expense of $1.6 billion and $3.3 billion, which included the incremental litigation reserves recorded during the third quarter of 2012 for the Merrill Lynch Class Action Settlement, and annual retirement-eligible incentive compensation costs of $892 million recorded in the first quarter of 2012. In addition, the representations and warranties provision increased $29 million to $307 million for the three-month period and decreased $14.3 billion to $984 million for the nine-month period as the prior-year nine-month period included $8.6 billion related to the agreement entered into with the Bank of New York Mellon (BNY Mellon Settlement) and $6.7 billion related to other non-government-sponsored enterprise (GSE) exposures, and to a lesser extent, GSE exposures. For the three and nine months ended September 30, 2012, income tax expense included a $788 million charge to remeasure certain deferred tax assets due to decreases in the U.K. corporate tax rate compared to a similar charge of $782 million for the same periods in 2011.

Table 2
Summary Income Statement
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Net interest income (FTE basis) (1)	$10,167	$10,739	$31,002	$34,629
Noninterest income	10,490	17,963	34,342	34,651
Total revenue, net of interest expense (FTE basis) (1)	20,657	28,702	65,344	69,280
Provision for credit losses	1,774	3,407	5,965	10,476
Goodwill impairment	—	—	—	2,603
All other noninterest expense	17,544	17,613	53,733	58,149
Income (loss) before income taxes	1,339	7,682	5,646	(1,948)
Income tax expense (benefit) (FTE basis) (1)	999	1,450	2,190	(1,403)
Net income (loss)	340	6,232	3,456	(545)
Preferred stock dividends	373	343	1,063	954
Net income (loss) applicable to common shareholders	$(33)	$5,889	$2,393	$(1,499)

Per common share information
Earnings (loss)	$0.00	$0.58	$0.22	$(0.15)
Diluted earnings (loss) (2)	0.00	0.56	0.22	(0.15)

(1)	FTE basis is a non-GAAP financial measure. For additional information on this measure and for a corresponding reconciliation to GAAP financial measures, see Supplemental Financial Data on page 19.

(2)
Due to a net loss applicable to common shareholders for the three months ended September 30, 2012 and the nine months ended September 30, 2011, the impact of antidilutive equity instruments was excluded from diluted earnings (loss) per share and average diluted common shares.

Net interest income on a fully taxable-equivalent (FTE) basis decreased $572 million to $10.2 billion, and $3.6 billion to $31.0 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The decreases were primarily driven by lower consumer loan balances and yields. Lower trading-related net interest income also negatively impacted the results. These were partially offset by reductions in long-term debt balances and lower rates paid on deposits. The net interest yield on a FTE basis was 2.32 percent and 2.35 percent for the three and nine months ended September 30, 2012 compared to 2.32 percent and 2.50 percent for the same periods in 2011.

Noninterest income decreased $7.5 billion to $10.5 billion, and $309 million to $34.3 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The most significant contributors to the decreases were negative fair value adjustments on structured liabilities for the three and nine months ended September 30, 2012 compared to positive fair value adjustments for the same periods in 2011, a decrease in equity investment income and net DVA losses. For the nine-month period, these were partially offset by a significantly lower representations and warranties provision and net gains on repurchases of certain debt and trust preferred securities in 2012. For additional information on the repurchases and exchanges, see Liquidity Risk on page 78.

The provision for credit losses decreased $1.6 billion to $1.8 billion, and $4.5 billion to $6.0 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The improvement was primarily in the home equity and residential mortgage loan portfolios due to improved portfolio trends and an improved home price outlook in our purchased credit-impaired (PCI) loan portfolios. The provision for credit losses was $2.3 billion and $5.8 billion lower than net charge-offs for the three and nine months ended September 30, 2012, resulting in a reduction in the allowance for credit losses. This compared to reductions of $1.7 billion and $6.3 billion in the allowance for credit losses for the three and nine months ended September 30, 2011. For more information on the provision for credit losses, see Provision for Credit Losses on page 129.

Noninterest expense was relatively unchanged for the three months ended September 30, 2012 and decreased $7.0 billion to $53.7 billion for the nine months ended September 30, 2012 compared to the same periods in 2011. The decline for the nine-month period was driven by a decrease in other general operating expense primarily related to lower litigation expense and mortgage-related assessments, waivers and similar costs related to foreclosure delays, and a decrease in personnel expense. The decrease in noninterest expense for the nine-month period was also the result of a $2.6 billion non-cash, non-tax deductible goodwill impairment charge recorded during the second quarter of 2011 as well as $537 million of merger and restructuring charges recorded during the nine-month period in 2011.

Income tax expense on a FTE basis was $999 million on pre-tax income of $1.3 billion, and $2.2 billion on pre-tax income of $5.6 billion for three and nine months ended September 30, 2012 compared to income tax expense of $1.5 billion on a pre-tax income of $7.7 billion and a benefit of $1.4 billion on a pre-tax loss of $1.9 billion for same periods in 2011. For more information, see Financial Highlights – Income Tax Expense on page 14.

Segment Results

Table 3
Business Segment Results
	Three Months Ended September 30				Nine Months Ended September 30
	Total Revenue (1)		Net Income (Loss)		Total Revenue (1)		Net Income (Loss)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Consumer & Business Banking (CBB)	$7,070	$8,127	$1,285	$1,664	$21,819	$25,274	$3,893	$6,204
Consumer Real Estate Services (CRES)	3,096	2,822	(877)	(1,121)	8,291	(6,430)	(2,786)	(18,023)
Global Banking	4,147	3,951	1,295	1,206	12,882	13,311	4,292	4,709
Global Markets	3,106	3,294	(359)	(553)	10,664	12,980	900	1,753
Global Wealth & Investment Management (GWIM)	4,278	4,238	542	362	12,954	13,229	1,639	1,424
All Other	(1,040)	6,270	(1,546)	4,674	(1,266)	10,916	(4,482)	3,388
Total FTE basis	20,657	28,702	340	6,232	65,344	69,280	3,456	(545)
FTE adjustment	(229)	(249)	—	—	(670)	(714)	—	—
Total Consolidated	$20,428	$28,453	$340	$6,232	$64,674	$68,566	$3,456	$(545)

(1)
Total revenue is net of interest expense and is on a FTE basis which for consolidated revenue is a non-GAAP financial measure. For more information on this measure and for a corresponding reconciliation to a GAAP financial measure, see Supplemental Financial Data on page 19.

The following discussion provides an overview of the results of our business segments and All Other for the three and nine months ended September 30, 2012 compared to the same periods in 2011. For additional information on these results, see Business Segment Operations on page 32.

CBB net income decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011. Revenue decreased in both periods driven by the impact of the Durbin Amendment, lower average loan balances, the continued low rate environment and the net impact of charges related to our consumer protection products. Revenue for the nine-month period also decreased driven by the net impact of portfolio sales. The provision for credit losses decreased in the three-month period due to improvements in delinquencies and bankruptcies and increased in the nine-month period as portfolio trends began to stabilize during 2012. Noninterest expense declined due to lower Federal Deposit Insurance Corporation (FDIC) and operating expenses, partially offset by an increase in litigation expense in the nine-month period.

CRES net loss decreased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily driven by an increase in noninterest income and lower provision for credit losses. Noninterest income increased for the three-month period driven by improved mortgage servicing rights (MSR) results, net of hedges, and increases in production revenue. Noninterest income increased in the nine-month period primarily because the prior-year period included provisions recorded in connection with the BNY Mellon Settlement. The provision for credit losses decreased in both periods driven by improved portfolio trends in the home equity portfolio. Noninterest expense increased in the three-month period due to an increase in default-related servicing costs and litigation expense. This was partially offset by lower production expenses and a reduction in mortgage-related assessments, waivers and similar costs related to foreclosure delays. Noninterest expense decreased in the nine-month period due to the absence of a goodwill impairment charge, a decline in litigation expense and lower mortgage-related assessments, waivers and similar costs related to foreclosure delays, partially offset by higher default-related servicing costs.

Global Banking net income increased in the three months ended and decreased for the nine months ended September 30, 2012 compared to the same periods in 2011. Revenues for the three-month period increased primarily due to gains on fair value option loans compared to the same period in 2011. Revenues for the nine-month period decreased as a result of lower investment banking fees, lower net interest income as a result of spread compression and benefits from accretion on certain acquired portfolios in the year-ago period, partially offset by the impact of higher average loan and deposit balances and gains from certain legacy portfolios. The provision for credit losses increased in both periods primarily driven by stabilization in asset quality and core commercial loan growth in the portfolio. Noninterest expense decreased in both periods primarily due to lower personnel expense and operating costs.

Global Markets net loss decreased in the three months ended September 30, 2012 compared to the same period in 2011. Excluding net DVA, net income increased primarily driven by higher sales and trading revenue, higher investment banking fees from an increase in capital markets underwriting activity and lower noninterest expense due to decreased personnel-related expenses and operational costs. Net income decreased in the nine months ended September 30, 2012. Excluding net DVA, net income increased primarily driven by higher sales and trading revenue as well as lower personnel-related expenses, brokerage, clearing and exchange fees, and operational costs.

GWIM net income increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to lower noninterest expense driven by lower FDIC expense, lower support and personnel costs, and other expense reductions. Revenue increased in the three-month period due to higher all other income driven by market origination revenue and higher net interest income, partially offset by lower investment and brokerage services revenue. Revenue decreased in the nine-month period due to lower investment and brokerage services revenue resulting from lower transactional activity and lower net interest income. In addition, the provision for credit losses declined for the three- and nine-month periods due to lower delinquencies and improving portfolio trends within the residential mortgage portfolio.

All Other decreased to a net loss in the three and nine months ended September 30, 2012 compared to net income in the same periods in 2011 primarily due to negative fair value adjustments on structured liabilities for the three- and nine-month periods ended September 30, 2012 compared to positive fair value adjustments on structured liabilities for the same periods in 2011 and a decrease in equity investment income, partially offset by a reduction in the provision for credit losses and net gains resulting from the repurchase of certain debt and trust preferred securities in the nine-month period. In addition, for the three- and nine-month periods, the provision for credit losses decreased primarily due to continued improvement in credit quality in the residential mortgage portfolio and noninterest expense increased due to higher litigation expense related to the Merrill Lynch Class Action Settlement and other litigation.

Financial Highlights

Net Interest Income

Net interest income on a FTE basis decreased $572 million to $10.2 billion, and $3.6 billion to $31.0 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The decreases were primarily driven by lower consumer loan balances and yields. Lower trading-related net interest income also negatively impacted the results. These were partially offset by ongoing reductions in long-term debt balances and lower rates paid on deposits. The net interest yield on a FTE basis was 2.32 percent for the three months ended September 30, 2012 and 2011. The net interest yield on a FTE basis decreased 15 basis points (bps) to 2.35 percent for the nine months ended September 30, 2012 compared to the same period in 2011 as the yield continued to be under pressure due to the aforementioned items and the low rate environment.

Noninterest Income

Table 4
Noninterest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Card income	$1,538	$1,911	$4,573	$5,706
Service charges	1,934	2,068	5,780	6,112
Investment and brokerage services	2,781	3,022	8,504	9,132
Investment banking income	1,336	942	3,699	4,204
Equity investment income	238	1,446	1,371	4,133
Trading account profits	1,239	1,604	5,078	6,417
Mortgage banking income (loss)	2,019	1,617	5,290	(10,949)
Insurance income (loss)	(138)	190	(71)	1,203
Gains on sales of debt securities	339	737	1,491	2,182
Other income (loss)	(790)	4,511	(1,321)	6,729
Net impairment losses recognized in earnings on AFS debt securities	(6)	(85)	(52)	(218)
Total noninterest income	$10,490	$17,963	$34,342	$34,651

Noninterest income decreased $7.5 billion to $10.5 billion, and $309 million to $34.3 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The following highlights the significant changes.

•
Card income decreased $373 million and $1.1 billion for the three and nine months ended September 30, 2012 primarily driven by the implementation of interchange fee rules under the Durbin Amendment, which became effective on October 1, 2011.

•
Investment and brokerage services income decreased $241 million to $2.8 billion, and $628 million to $8.5 billion for the three and nine months ended September 30, 2012 primarily driven by lower transactional volumes.

•
Investment banking income increased $394 million for the three months ended September 30, 2012 driven by an increase in capital markets underwriting, partially offset by lower advisory fees. Investment banking income for the nine-month period decreased $505 million primarily driven by lower advisory and equity underwriting fees, and an overall decline in global fee pools.

•
Equity investment income decreased $1.2 billion and $2.8 billion for the three and nine months ended September 30, 2012. The three-month period a year ago included a $3.6 billion gain from the sale of a portion of our investment in China Construction Bank Corporation (CCB), partially offset by $2.2 billion of net losses related to equity and strategic investments other than CCB. The nine-month period in 2011 also included an $836 million CCB dividend, $500 million of additional impairment write-downs on our merchant services joint venture and a $377 million gain related to the sale of an equity investment.

•
Trading account profits decreased $365 million and $1.3 billion for the three and nine months ended September 30, 2012. Net DVA losses on derivatives were $583 million and $2.2 billion in the current-year periods compared to net DVA gains of $1.7 billion and $1.5 billion for the same periods in 2011. Excluding net DVA, trading account profits increased $1.9 billion and $2.3 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011 as credit markets improved and volatility declined.

•
Mortgage banking income increased $402 million and $16.2 billion for the three and nine months ended September 30, 2012. The increase for the three-month period was primarily driven by an increase in servicing income. The nine-month increase was driven by a $14.3 billion decrease in the representations and warranties provision as the prior-year period included $15.3 billion in provision related to the agreement to resolve nearly all legacy Countrywide Financial Corporation (Countrywide)-issued first-lien non-GSE residential mortgage-backed securities (RMBS) repurchase exposures, other non-GSE exposures, and to a lesser extent, GSE exposures.

•
Insurance income decreased $328 million and $1.3 billion for the three and nine months ended September 30, 2012. The three- month decrease was driven by provision in the current-year period related to payment protection insurance in the U.K. and the nine-month decrease was also due to the impact of the sale of Balboa Insurance Company's lender-placed insurance business (Balboa) in the second quarter of 2011.

•
Other income decreased $5.3 billion and $8.1 billion for the three and nine months ended September 30, 2012 primarily driven by negative fair value adjustments on our structured liabilities of $1.3 billion and $4.7 billion compared to positive fair value adjustments of $4.5 billion and $4.1 billion for the same periods in 2011. The nine months ended September 30, 2012 also included $1.7 billion of gains related to debt repurchases and exchanges of trust preferred securities. The nine-month period in 2011 included a net gain of $752 million on the sale of Balboa.

Provision for Credit Losses

The provision for credit losses decreased $1.6 billion to $1.8 billion, and $4.5 billion to $6.0 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. For the three and nine months ended September 30, 2012, the provision for credit losses was $2.3 billion and $5.8 billion lower than net charge-offs, resulting in reductions in the allowance for credit losses compared to reductions of $1.7 billion and $6.3 billion in the allowance for credit losses for the three and nine months ended September 30, 2011. The reduction in the allowance for the three and nine months ended September 30, 2012 included $435 million of reserves on the loans forgiven as a part of the National Mortgage Settlement. For more information on the National Mortgage Settlement, see Consumer Portfolio Credit Risk Management on page 86. The provision for credit losses related to the PCI loan portfolios was a benefit of $166 million and an expense of $327 million for the three and nine months ended September 30, 2012.

The provision for credit losses related to our consumer portfolio decreased $1.9 billion to $1.6 billion, and $5.2 billion to $6.0 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The improvement was primarily in the home equity and residential mortgage loan portfolios due to improved portfolio trends and an improved home price outlook in our PCI portfolios. This was partially offset by the impact of new regulatory guidance regarding the treatment of loans discharged in Chapter 7 bankruptcy. The provision for credit losses related to our commercial portfolio, including the provision benefit for unfunded lending commitments, increased $256 million to $197 million, and $706 million to $11 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to stabilization in the credit quality of the core commercial portfolio.

Net charge-offs totaled $4.1 billion, or 1.86 percent, and $11.8 billion, or 1.77 percent of average loans and leases for the three and nine months ended September 30, 2012 compared to $5.1 billion, or 2.17 percent, and $16.8 billion, or 2.41 percent, for the same periods in 2011. Included in net charge-offs in the three and nine months ended September 30, 2012 were $478 million of charge-offs related to the impact of new regulatory guidance regarding the treatment of loans discharged in Chapter 7 bankruptcy and $435 million of charge-offs related to loans forgiven as a part of the National Mortgage Settlement. The decrease in net charge-offs was primarily driven by fewer delinquent loans and lower bankruptcy filings across the U.S. credit card and unsecured consumer lending portfolios, as well as lower net charge-offs in the consumer real estate and core commercial portfolios in the three and nine months ended September 30, 2012. For more information on the provision for credit losses, see Provision for Credit Losses on page 129.

Noninterest Expense

Table 5
Noninterest Expense
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Personnel	$8,431	$8,865	$27,348	$28,204
Occupancy	1,160	1,183	3,419	3,617
Equipment	561	616	1,718	1,815
Marketing	479	556	1,393	1,680
Professional fees	873	937	2,578	2,349
Amortization of intangibles	315	377	955	1,144
Data processing	640	626	2,188	1,964
Telecommunications	410	405	1,227	1,167
Other general operating	4,675	3,872	12,907	15,672
Goodwill impairment	—	—	—	2,603
Merger and restructuring charges	—	176	—	537
Total noninterest expense	$17,544	$17,613	$53,733	$60,752

Noninterest expense was relatively unchanged for the three months ended September 30, 2012 as an increase in other general operating expense primarily related to costs associated with the Merrill Lynch Class Action Settlement and other litigation was offset by a decrease in personnel expense as the company continued to streamline processes and achieve cost savings. Noninterest expense decreased $7.0 billion to $53.7 billion for the nine months ended September 30, 2012 compared to the same period in 2011 with the decrease primarily driven by a $2.8 billion decrease in other general operating expense primarily related to lower litigation expense and mortgage-related assessments, waivers and similar costs related to foreclosure delays and an $856 million decrease in personnel expense as we continue to streamline processes and achieve cost savings. The nine months ended September 30, 2011 also included a $2.6 billion non-cash non-tax deductible goodwill impairment charge as well as $537 million of merger and restructuring charges.

In connection with Project New BAC, we expect to continue to achieve cost savings in certain noninterest expense categories as we continue to further streamline workflows, simplify processes and align expenses with our overall strategic plan and operating principles. During the nine months ended September 30, 2012, we continued implementation of Phase 1 initiatives, completed Phase 2 evaluations and began implementation of certain Phase 2 initiatives. With regard to Phase 1, we expect to realize more than $1 billion of cost savings in 2012 and $5 billion of annualized cost savings by the fourth quarter of 2013 with the full impact realized in 2014. We expect that Phase 2 will result in an additional $3 billion of annualized cost savings by mid-2015.

Income Tax Expense

Income tax expense was $770 million for the three months ended September 30, 2012 compared to $1.2 billion for the same period in 2011 and resulted in an effective tax rate of 69.4 percent compared to 16.2 percent in the year-ago quarter. Income tax expense was $1.5 billion for the nine months ended September 30, 2012 compared to an income tax benefit of $2.1 billion for the same period in 2011 and resulted in an effective tax rate of 30.5 percent compared to 79.5 percent in the year-ago period.

The effective tax rate for the three months ended September 30, 2012 was primarily driven by the $788 million impact of the U.K. corporate income tax rate reduction, as described in the next paragraph, partially offset by our recurring tax preference items and by tax benefits related to certain non-U.S. jurisdictions, including an increase in our accumulated earnings presumed to be permanently reinvested offshore. The effective tax rate for the three months ended September 30, 2011 was driven by a $619 million valuation allowance reduction, a $593 million benefit for the recognition of certain deferred tax related assets and recurring tax preference items, partially offset by the $782 million impact of the U.K. corporate income tax rate reduction that was enacted in July 2011. The effective tax rates for the nine months ended September 30, 2012 and 2011 were primarily driven by the same factors described in the three-month discussion above and, for the prior-year period, included the impact of the $2.6 billion non-deductible goodwill impairment charge.

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23 percent. The first one percent reduction was effective on April 1, 2012 and the second reduction will be effective April 1, 2013. These reductions favorably affect income tax expense on future U.K. earnings, but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. If the corporate income tax rate is reduced to 22 percent by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense of approximately $400 million in the period of enactment.

Balance Sheet Overview

Table 6
Selected Balance Sheet Data
			Average Balance
	September 30 2012	December 31 2011	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)			2012	2011	2012	2011
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$234,034	$211,183	$234,955	$256,143	$234,058	$247,635
Trading account assets	211,090	169,319	177,075	180,438	177,846	195,931
Debt securities	345,847	311,416	340,773	344,327	336,939	338,512
Loans and leases	893,035	926,200	888,859	942,032	900,650	939,848
Allowance for loan and lease losses	(26,233)	(33,783)	(29,478)	(36,429)	(31,377)	(38,632)
All other assets	508,389	544,711	561,128	614,943	566,858	642,938
Total assets	$2,166,162	$2,129,046	$2,173,312	$2,301,454	$2,184,974	$2,326,232
Liabilities
Deposits	$1,063,307	$1,033,041	$1,049,697	$1,051,320	$1,037,610	$1,036,905
Federal funds purchased and securities loaned or sold under agreements to repurchase	273,900	214,864	287,142	261,830	274,395	281,476
Trading account liabilities	72,179	60,508	77,528	87,841	78,041	89,302
Commercial paper and other short-term borrowings	35,291	35,698	37,881	41,404	37,981	56,107
Long-term debt	286,534	372,265	291,684	420,273	329,320	431,902
All other liabilities	196,345	182,569	193,341	216,376	192,901	201,155
Total liabilities	1,927,556	1,898,945	1,937,273	2,079,044	1,950,248	2,096,847
Shareholders’ equity	238,606	230,101	236,039	222,410	234,726	229,385
Total liabilities and shareholders’ equity	$2,166,162	$2,129,046	$2,173,312	$2,301,454	$2,184,974	$2,326,232

Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities, primarily involving our portfolios of highly liquid assets, that are designed to ensure the adequacy of capital while enhancing our ability to manage liquidity requirements for the Corporation and our customers, and to position the balance sheet in accordance with the Corporation’s risk appetite. The execution of these activities requires the use of balance sheet and capital-related limits including spot, average and risk-weighted asset limits, particularly within the market-making activities of our trading businesses. One of our key regulatory metrics, Tier 1 leverage ratio, is calculated based on adjusted quarterly average total assets.

Assets

At September 30, 2012, total assets were approximately $2.2 trillion, an increase of $37.1 billion, or two percent, from December 31, 2011. This increase was driven by trading account assets due to increases in U.S. Treasuries, EMEA sovereign debt and hedges in leveraged credit trading; debt securities primarily driven by net purchases of agency mortgage-backed securities (MBS); and federal funds sold and securities borrowed or purchased under agreements to resell to cover increases in client short positions, customer financing activities through the matched book and collateral requirements. These increases were partially offset by lower consumer loan balances due to continued run-off in targeted portfolios, lower card balances and asset sales, as well as lower cash and cash equivalents.

Average total assets decreased $128.1 billion and $141.3 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The decreases were driven by lower consumer loan balances as described above and the sale of strategic investments. The nine-month comparison to the same period in 2011 was also impacted by reduced trading account assets.

Liabilities and Shareholders’ Equity

At September 30, 2012, total liabilities were approximately $1.9 trillion, an increase of $28.6 billion, or two percent, from December 31, 2011 primarily driven by an increase in securities sold under agreements to repurchase due to funding of trading inventory resulting from customer demand and funding of higher trading account assets and securities, and an increase in deposits. Partially offsetting this increase were planned reductions in long-term debt.

Average total liabilities decreased $141.8 billion and $146.6 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The decreases were primarily driven by planned reductions in long-term debt, lower short-term borrowings due to the Corporation's reduced use of commercial paper and master notes, and lower trading account liabilities. The three-month comparison to the same period in 2011 was also impacted by an increase in securities sold under agreements to repurchase due to funding trading inventory resulting from customer demand and funding of trading account assets and securities, and matched book activity.

At September 30, 2012, shareholders’ equity was $238.6 billion, an increase of $8.5 billion, or four percent, from December 31, 2011 due to earnings, an increase in unrealized gains on available-for-sale (AFS) debt securities in other comprehensive income (OCI), common stock issued under employee plans and exchanges of preferred and trust preferred securities, and a gain on curtailment of the Corporation's Qualified Pension Plans.

Average shareholders' equity increased $13.6 billion and $5.3 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011 driven by earnings, common stock issued under employee plans, and the sale of preferred stock and related warrants to Berkshire Hathaway, Inc. in the third quarter of 2011. The nine-month increase was also impacted by exchanges of preferred and trust preferred securities and a gain on curtailment of the Corporation's Qualified Pension Plans. These increases were partially offset by lower unrealized gains on AFS debt securities in accumulated OCI in 2012.

Table 7
Selected Quarterly Financial Data
	2012 Quarters			2011 Quarters
(In millions, except per share information)	Third	Second	First	Fourth	Third
Income statement
Net interest income	$9,938	$9,548	$10,846	$10,701	$10,490
Noninterest income	10,490	12,420	11,432	14,187	17,963
Total revenue, net of interest expense	20,428	21,968	22,278	24,888	28,453
Provision for credit losses	1,774	1,773	2,418	2,934	3,407
Goodwill impairment	—	—	—	581	—
Merger and restructuring charges	—	—	—	101	176
All other noninterest expense (1)	17,544	17,048	19,141	18,840	17,437
Income before income taxes	1,110	3,147	719	2,432	7,433
Income tax expense	770	684	66	441	1,201
Net income	340	2,463	653	1,991	6,232
Net income (loss) applicable to common shareholders	(33)	2,098	328	1,584	5,889
Average common shares issued and outstanding	10,776	10,776	10,651	10,281	10,116
Average diluted common shares issued and outstanding	10,776	11,556	10,762	11,125	10,464
Performance ratios
Return on average assets	0.06%	0.45%	0.12%	0.36%	1.07%
Four quarter trailing return on average assets (2)	0.25	0.51	n/m	0.06	n/m
Return on average common shareholders’ equity	n/m	3.89	0.62	3.00	11.40
Return on average tangible common shareholders’ equity (3)	n/m	5.95	0.95	4.72	18.30
Return on average tangible shareholders’ equity (3)	0.84	6.16	1.67	5.20	17.03
Total ending equity to total ending assets	11.02	10.92	10.66	10.81	10.37
Total average equity to total average assets	10.86	10.73	10.63	10.34	9.66
Dividend payout	n/m	5.60	34.97	6.60	1.73
Per common share data
Earnings	$0.00	$0.19	$0.03	$0.15	$0.58
Diluted earnings	0.00	0.19	0.03	0.15	0.56
Dividends paid	0.01	0.01	0.01	0.01	0.01
Book value	20.40	20.16	19.83	20.09	20.80
Tangible book value (3)	13.48	13.22	12.87	12.95	13.22
Market price per share of common stock
Closing	$8.83	$8.18	$9.57	$5.56	$6.12
High closing	9.55	9.68	9.93	7.35	11.09
Low closing	7.04	6.83	5.80	4.99	6.06
Market capitalization	$95,163	$88,155	$103,123	$58,580	$62,023
Average balance sheet
Total loans and leases	$888,859	$899,498	$913,722	$932,898	$942,032
Total assets	2,173,312	2,194,563	2,187,174	2,207,567	2,301,454
Total deposits	1,049,697	1,032,888	1,030,112	1,032,531	1,051,320
Long-term debt	291,684	333,173	363,518	389,557	420,273
Common shareholders’ equity	217,273	216,782	214,150	209,324	204,928
Total shareholders’ equity	236,039	235,558	232,566	228,235	222,410
Asset quality (4)
Allowance for credit losses (5)	$26,751	$30,862	$32,862	$34,497	$35,872
Nonperforming loans, leases and foreclosed properties (6)	24,925	25,377	27,790	27,708	29,059
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	2.96%	3.43%	3.61%	3.68%	3.81%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	111	127	126	135	133
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (6)	81	90	91	101	101
Amounts included in allowance that are excluded from nonperforming loans (7)	$13,978	$16,327	$17,006	$17,490	$18,317
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (7)	52%	59%	60%	65%	63%
Net charge-offs (8)	$4,122	$3,626	$4,056	$4,054	$5,086
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	1.86%	1.64%	1.80%	1.74%	2.17%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (6)	2.68	2.70	2.85	2.74	2.87
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (6)	2.81	2.87	3.10	3.01	3.15
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (8)	1.60	2.08	1.97	2.10	1.74
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	1.17	1.46	1.43	1.57	1.33
Capital ratios (period end)
Risk-based capital:
Tier 1 common	11.41%	11.24%	10.78%	9.86%	8.65%
Tier 1	13.64	13.80	13.37	12.40	11.48
Total	17.16	17.51	17.49	16.75	15.86
Tier 1 leverage	7.84	7.84	7.79	7.53	7.11
Tangible equity (3)	7.85	7.73	7.48	7.54	7.16
Tangible common equity (3)	6.95	6.83	6.58	6.64	6.25

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 19 and Table 9 on pages 20 through 21.

(4)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 86.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 106 and corresponding Table 45, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 118 and corresponding Table 54.

(7)
Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $1.7 billion of write-offs in the Countrywide home equity PCI portfolio for the three months ended September 30, 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

n/m = not meaningful

Table 8
Selected Year-to-Date Financial Data
	Nine Months Ended September 30
(In millions, except per share information)	2012	2011
Income statement
Net interest income	$30,332	$33,915
Noninterest income	34,342	34,651
Total revenue, net of interest expense	64,674	68,566
Provision for credit losses	5,965	10,476
Goodwill impairment	—	2,603
Merger and restructuring charges	—	537
All other noninterest expense (1)	53,733	57,612
Income (loss) before income taxes	4,976	(2,662)
Income tax expense (benefit)	1,520	(2,117)
Net income (loss)	3,456	(545)
Net income (loss) applicable to common shareholders	2,393	(1,499)
Average common shares issued and outstanding	10,735	10,096
Average diluted common shares issued and outstanding	10,827	10,096
Performance ratios
Return on average assets	0.21%	n/m
Return on average common shareholders’ equity	1.48	n/m
Return on average tangible common shareholders’ equity (2)	2.26	n/m
Return on average tangible shareholders’ equity (2)	2.89	n/m
Total ending equity to total ending assets	11.02	10.37%
Total average equity to total average assets	10.74	9.86
Dividend payout	13.79	n/m
Per common share data
Earnings (loss)	$0.22	$(0.15)
Diluted earnings (loss)	0.22	(0.15)
Dividends paid	0.03	0.03
Book value	20.40	20.80
Tangible book value (2)	13.48	13.22
Market price per share of common stock
Closing	$8.83	$6.12
High closing	9.93	15.25
Low closing	5.80	6.06
Market capitalization	$95,163	$62,023
Average balance sheet
Total loans and leases	$900,650	$939,848
Total assets	2,184,974	2,326,232
Total deposits	1,037,610	1,036,905
Long-term debt	329,320	431,902
Common shareholders’ equity	216,073	212,512
Total shareholders’ equity	234,726	229,385
Asset quality (3)
Allowance for credit losses (4)	$26,751	$35,872
Nonperforming loans, leases and foreclosed properties (5)	24,925	29,059
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	2.96%	3.81%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	111	133
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding the PCI loan portfolio (5)	81	101
Amounts included in allowance that are excluded from nonperforming loans (6)	$13,978	$18,317
Allowance as a percentage of total nonperforming loans and leases excluding the amounts included in the allowance that are excluded from nonperforming loans (6)	52%	63%
Net charge-offs (7)	$11,804	$16,779
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 7)	1.77%	2.41%
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5)	2.68	2.87
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5)	2.81	3.15
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (7)	1.66	1.56
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio	1.21	1.20

(1)	Excludes merger and restructuring charges and goodwill impairment charges.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. Other companies may define or calculate these measures differently. For additional information on these ratios and for corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 19 and Table 9 on pages 20 through 21.

(3)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 86.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 106 and corresponding Table 45, and Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 118 and corresponding Table 54.

(6)
Amounts included in allowance that are excluded from nonperforming loans primarily include amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(7)
Net charge-offs exclude $1.7 billion of write-offs in the Countrywide home equity PCI portfolio for the nine months ended September 30, 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

n/m = not meaningful

Supplemental Financial Data

We view net interest income and related ratios and analyses on a FTE basis, which when presented on a consolidated basis, are non-GAAP financial measures. We believe managing the business with net interest income on a FTE basis provides a more accurate picture of the interest margin for comparative purposes. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 35 percent. This measure ensures comparability of net interest income arising from taxable and tax-exempt sources.

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

Certain of the information presented in Table 9 excludes the impact of a goodwill impairment charge of $581 million recorded in the fourth quarter of 2011 and certain of the information presented in Table 10 excludes the impact of a goodwill impairment charge of $2.6 billion recorded in the second quarter of 2011. Accordingly, these are non-GAAP financial measures. Tables 9, 10 and 11 provide reconciliations of these non-GAAP financial measures to GAAP financial measures. We believe the use of these non-GAAP financial measures provides additional clarity in assessing the results of the Corporation and our segments. Other companies may define or calculate these measures and ratios differently.

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	2012 Quarters			2011 Quarters
(Dollars in millions, except per share information)	Third	Second	First	Fourth	Third
Fully taxable-equivalent basis data
Net interest income	$10,167	$9,782	$11,053	$10,959	$10,739
Total revenue, net of interest expense	20,657	22,202	22,485	25,146	28,702
Net interest yield	2.32%	2.21%	2.51%	2.45%	2.32%
Efficiency ratio	84.93	76.79	85.13	77.64	61.37

Performance ratios, excluding goodwill impairment charge (1)
Per common share information
Earnings				$0.21
Diluted earnings				0.20
Efficiency ratio (FTE basis)				75.33%
Return on average assets				0.46
Four quarter trailing return on average assets (2)				0.20
Return on average common shareholders’ equity				4.10
Return on average tangible common shareholders’ equity				6.46
Return on average tangible shareholders’ equity				6.72

(1)	Performance ratios are calculated excluding the impact of the goodwill impairment charge of $581 million recorded during the fourth quarter of 2011.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

Table 9
Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures (continued)
	2012 Quarters			2011 Quarters
(Dollars in millions)	Third	Second	First	Fourth	Third
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$9,938	$9,548	$10,846	$10,701	$10,490
Fully taxable-equivalent adjustment	229	234	207	258	249
Net interest income on a fully taxable-equivalent basis	$10,167	$9,782	$11,053	$10,959	$10,739
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$20,428	$21,968	$22,278	$24,888	$28,453
Fully taxable-equivalent adjustment	229	234	207	258	249
Total revenue, net of interest expense on a fully taxable-equivalent basis	$20,657	$22,202	$22,485	$25,146	$28,702
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charge
Total noninterest expense	$17,544	$17,048	$19,141	$19,522	$17,613
Goodwill impairment charge	—	—	—	(581)	—
Total noninterest expense, excluding goodwill impairment charge	$17,544	$17,048	$19,141	$18,941	$17,613
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$770	$684	$66	$441	$1,201
Fully taxable-equivalent adjustment	229	234	207	258	249
Income tax expense on a fully taxable-equivalent basis	$999	$918	$273	$699	$1,450
Reconciliation of net income to net income, excluding goodwill impairment charge
Net income	$340	$2,463	$653	$1,991	$6,232
Goodwill impairment charge	—	—	—	581	—
Net income, excluding goodwill impairment charge	$340	$2,463	$653	$2,572	$6,232
Reconciliation of net income (loss) applicable to common shareholders to net income (loss) applicable to common shareholders, excluding goodwill impairment charge
Net income (loss) applicable to common shareholders	$(33)	$2,098	$328	$1,584	$5,889
Goodwill impairment charge	—	—	—	581	—
Net income (loss) applicable to common shareholders, excluding goodwill impairment charge	$(33)	$2,098	$328	$2,165	$5,889
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$217,273	$216,782	$214,150	$209,324	$204,928
Goodwill	(69,976)	(69,976)	(69,967)	(70,647)	(71,070)
Intangible assets (excluding MSRs)	(7,194)	(7,533)	(7,869)	(8,566)	(9,005)
Related deferred tax liabilities	2,556	2,626	2,700	2,775	2,852
Tangible common shareholders’ equity	$142,659	$141,899	$139,014	$132,886	$127,705
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$236,039	$235,558	$232,566	$228,235	$222,410
Goodwill	(69,976)	(69,976)	(69,967)	(70,647)	(71,070)
Intangible assets (excluding MSRs)	(7,194)	(7,533)	(7,869)	(8,566)	(9,005)
Related deferred tax liabilities	2,556	2,626	2,700	2,775	2,852
Tangible shareholders’ equity	$161,425	$160,675	$157,430	$151,797	$145,187
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$219,838	$217,213	$213,711	$211,704	$210,772
Goodwill	(69,976)	(69,976)	(69,976)	(69,967)	(70,832)
Intangible assets (excluding MSRs)	(7,030)	(7,335)	(7,696)	(8,021)	(8,764)
Related deferred tax liabilities	2,494	2,559	2,628	2,702	2,777
Tangible common shareholders’ equity	$145,326	$142,461	$138,667	$136,418	$133,953
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity
Shareholders’ equity	$238,606	$235,975	$232,499	$230,101	$230,252
Goodwill	(69,976)	(69,976)	(69,976)	(69,967)	(70,832)
Intangible assets (excluding MSRs)	(7,030)	(7,335)	(7,696)	(8,021)	(8,764)
Related deferred tax liabilities	2,494	2,559	2,628	2,702	2,777
Tangible shareholders’ equity	$164,094	$161,223	$157,455	$154,815	$153,433
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,166,162	$2,160,854	$2,181,449	$2,129,046	$2,219,628
Goodwill	(69,976)	(69,976)	(69,976)	(69,967)	(70,832)
Intangible assets (excluding MSRs)	(7,030)	(7,335)	(7,696)	(8,021)	(8,764)
Related deferred tax liabilities	2,494	2,559	2,628	2,702	2,777
Tangible assets	$2,091,650	$2,086,102	$2,106,405	$2,053,760	$2,142,809

Table 10
Year-to-Date Supplemental Financial Data and Reconciliations to GAAP Financial Measures
	Nine Months Ended September 30
(Dollars in millions, except per share information)	2012	2011
Fully taxable-equivalent basis data
Net interest income	$31,002	$34,629
Total revenue, net of interest expense	65,344	69,280
Net interest yield	2.35%	2.50%
Efficiency ratio	82.23	87.69
Performance ratios, excluding goodwill impairment charge (1)
Per common share information
Earnings	$0.22	$0.11
Diluted earnings	0.22	0.11
Efficiency ratio (FTE basis)	82.23%	83.93%
Return on average assets	0.21	0.12
Return on average common shareholders’ equity	1.48	0.70
Return on average tangible common shareholders’ equity	2.26	1.11
Return on average tangible shareholders’ equity	2.89	1.83
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$30,332	$33,915
Fully taxable-equivalent adjustment	670	714
Net interest income on a fully taxable-equivalent basis	$31,002	$34,629
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$64,674	$68,566
Fully taxable-equivalent adjustment	670	714
Total revenue, net of interest expense on a fully taxable-equivalent basis	$65,344	$69,280
Reconciliation of total noninterest expense to total noninterest expense, excluding goodwill impairment charge
Total noninterest expense	$53,733	$60,752
Goodwill impairment charge	—	(2,603)
Total noninterest expense, excluding goodwill impairment charge	$53,733	$58,149
Reconciliation of income tax expense (benefit) to income tax expense (benefit) on a fully taxable-equivalent basis
Income tax expense (benefit)	$1,520	$(2,117)
Fully taxable-equivalent adjustment	670	714
Income tax expense (benefit) on a fully taxable-equivalent basis	$2,190	$(1,403)
Reconciliation of net income (loss) to net income, excluding goodwill impairment charge
Net income (loss)	$3,456	$(545)
Goodwill impairment charge	—	2,603
Net income, excluding goodwill impairment charge	$3,456	$2,058
Reconciliation of net income (loss) applicable to common shareholders to net income applicable to common shareholders, excluding goodwill impairment charge
Net income (loss) applicable to common shareholders	$2,393	$(1,499)
Goodwill impairment charge	—	2,603
Net income applicable to common shareholders, excluding goodwill impairment charge	$2,393	$1,104
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$216,073	$212,512
Goodwill	(69,973)	(72,903)
Intangible assets (excluding MSRs)	(7,531)	(9,386)
Related deferred tax liabilities	2,627	2,939
Tangible common shareholders’ equity	$141,196	$133,162
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$234,726	$229,385
Goodwill	(69,973)	(72,903)
Intangible assets (excluding MSRs)	(7,531)	(9,386)
Related deferred tax liabilities	2,627	2,939
Tangible shareholders’ equity	$159,849	$150,035

(1)	Performance ratios have been calculated excluding the impact of the goodwill impairment charge of $2.6 billion recorded during the second quarter of 2011.

Table 11
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011

Consumer & Business Banking
Reported net income	$1,285	$1,664	$3,893	$6,204
Adjustment related to intangibles (1)	3	6	10	15
Adjusted net income	$1,288	$1,670	$3,903	$6,219

Average allocated equity	$53,982	$52,381	$53,462	$52,875
Adjustment related to goodwill and a percentage of intangibles	(30,447)	(30,600)	(30,485)	(30,650)
Average economic capital	$23,535	$21,781	$22,977	$22,225

Consumer Real Estate Services
Reported net loss	$(877)	$(1,121)	$(2,786)	$(18,023)
Adjustment related to intangibles (1)	—	—	—	—
Goodwill impairment charge	—	—	—	2,603
Adjusted net loss	$(877)	$(1,121)	$(2,786)	$(15,420)

Average allocated equity	$13,332	$14,240	$14,077	$16,688
Adjustment related to goodwill and a percentage of intangibles (excluding MSRs)	—	—	—	(1,804)
Average economic capital	$13,332	$14,240	$14,077	$14,884

Global Banking
Reported net income	$1,295	$1,206	$4,292	$4,709
Adjustment related to intangibles (1)	1	2	3	5
Adjusted net income	$1,296	$1,208	$4,295	$4,714

Average allocated equity	$46,223	$47,682	$45,967	$47,820
Adjustment related to goodwill and a percentage of intangibles	(24,852)	(24,724)	(24,856)	(24,529)
Average economic capital	$21,371	$22,958	$21,111	$23,291

Global Markets
Reported net income (loss)	$(359)	$(553)	$900	$1,753
Adjustment related to intangibles (1)	2	3	7	9
Adjusted net income (loss)	$(357)	$(550)	$907	$1,762

Average allocated equity	$17,068	$21,609	$17,504	$23,636
Adjustment related to goodwill and a percentage of intangibles	(4,651)	(4,655)	(4,636)	(4,616)
Average economic capital	$12,417	$16,954	$12,868	$19,020

Global Wealth and Investment Management
Reported net income	$542	$362	$1,639	$1,424
Adjustment related to intangibles (1)	6	7	18	23
Adjusted net income	$548	$369	$1,657	$1,447

Average allocated equity	$18,871	$17,826	$18,027	$17,772
Adjustment related to goodwill and a percentage of intangibles	(10,600)	(10,691)	(10,620)	(10,708)
Average economic capital	$8,271	$7,135	$7,407	$7,064

(1)	Represents cost of funds, earnings credit and certain expenses related to intangibles.

Table 11
Segment Supplemental Financial Data Reconciliations to GAAP Financial Measures (continued)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011

Consumer & Business Banking
Deposits
Reported net income	$207	$280	$702	$1,063
Adjustment related to intangibles (1)	—	1	1	2
Adjusted net income	$207	$281	$703	$1,065

Average allocated equity	$25,047	$23,819	$24,078	$23,692
Adjustment related to goodwill and a percentage of intangibles	(17,920)	(17,947)	(17,926)	(17,952)
Average economic capital	$7,127	$5,872	$6,152	$5,740

Card Services
Reported net income	$994	$1,267	$2,962	$4,783
Adjustment related to intangibles (1)	3	5	9	13
Adjusted net income	$997	$1,272	$2,971	$4,796

Average allocated equity	$20,463	$20,755	$20,553	$21,302
Adjustment related to goodwill and a percentage of intangibles	(10,429)	(10,561)	(10,461)	(10,603)
Average economic capital	$10,034	$10,194	$10,092	$10,699

Business Banking
Reported net income	$84	$117	$229	$358
Adjustment related to intangibles (1)	—	—	—	—
Adjusted net income	$84	$117	$229	$358

Average allocated equity	$8,472	$7,807	$8,831	$7,881
Adjustment related to goodwill and a percentage of intangibles	(2,098)	(2,092)	(2,098)	(2,095)
Average economic capital	$6,374	$5,715	$6,733	$5,786

(1)	For footnote see page 23.

Net Interest Income Excluding Trading-related Net Interest Income

We manage net interest income on a FTE basis and excluding the impact of trading-related activities. As discussed in Global Markets on page 49, we evaluate our sales and trading results and strategies on a total market-based revenue approach by combining net interest income and noninterest income for Global Markets. An analysis of net interest income, average earning assets and net interest yield on earning assets, all of which adjust for the impact of trading-related net interest income from reported net interest income on a FTE basis, is shown below. We believe the use of this non-GAAP presentation in Table 12 provides additional clarity in assessing our results.

Table 12
Net Interest Income Excluding Trading-related Net Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Net interest income (FTE basis)
As reported (1)	$10,167	$10,739	$31,002	$34,629
Impact of trading-related net interest income (2)	(847)	(929)	(2,296)	(2,824)
Net interest income excluding trading-related net interest income (3)	$9,320	$9,810	$28,706	$31,805
Average earning assets
As reported	$1,750,275	$1,841,135	$1,763,600	$1,851,736
Impact of trading-related earning assets (2)	(446,934)	(445,431)	(438,640)	(456,102)
Average earning assets excluding trading-related earning assets (3)	$1,303,341	$1,395,704	$1,324,960	$1,395,634
Net interest yield contribution (FTE basis) (4)
As reported (1)	2.32%	2.32%	2.35%	2.50%
Impact of trading-related activities (2)	0.53	0.48	0.54	0.54
Net interest yield on earning assets excluding trading-related activities (3)	2.85%	2.80%	2.89%	3.04%

(1)
Net interest income and net interest yield include fees earned on overnight deposits placed with the Federal Reserve and, beginning in the third quarter of 2012, deposits, primarily overnight, placed with certain foreign central banks of $48 million and $147 million for the three and nine months ended September 30, 2012 and $38 million and $150 million for the same periods in 2011.

(2)	Represents the impact of trading-related amounts included in Global Markets.

(3)	Represents a non-GAAP financial measure.

(4)	Calculated on an annualized basis.

For the three and nine months ended September 30, 2012, net interest income excluding trading-related net interest income decreased $490 million to $9.3 billion, and $3.1 billion to $28.7 billion compared to the same periods in 2011. The declines were primarily driven by lower consumer loan balances and yields, partially offset by reductions in long-term debt balances and lower rates paid on deposits. The three-month comparison also reflects lower hedge ineffectiveness in the third quarter of 2012.

Average earning assets excluding trading-related earning assets for the three and nine months ended September 30, 2012 decreased $92.4 billion to $1,303.3 billion, and $70.7 billion to $1,325.0 billion compared to the same periods in 2011. The decreases were due to declines in consumer loans, securities purchased under agreement to resell, time deposits placed and loans held-for-sale (LHFS).

For the three and nine months ended September 30, 2012, net interest yield on earning assets excluding trading-related activities increased five bps to 2.85 percent and decreased 15 bps to 2.89 percent compared to the same periods in the prior year. The three-month increase was primarily due to lower hedge ineffectiveness and the nine-month decrease was primarily due to the factors noted above for net interest income excluding trading-related net interest income. These impacts include a significant flattening of the yield curve driven by lower long-term rates compared to the same periods in the prior year.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis
	Third Quarter 2012			Second Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$15,849	$58	1.47%	$27,476	$64	0.94%
Federal funds sold and securities borrowed or purchased under agreements to resell	234,955	353	0.60	234,148	360	0.62
Trading account assets	177,075	1,243	2.80	180,694	1,302	2.89
Debt securities (2)	340,773	2,036	2.39	342,244	1,907	2.23
Loans and leases (3):
Residential mortgage (4)	250,505	2,317	3.70	255,349	2,462	3.86
Home equity	116,184	1,097	3.77	119,657	1,090	3.66
Discontinued real estate	10,956	95	3.45	11,144	94	3.36
U.S. credit card	93,292	2,353	10.04	95,018	2,356	9.97
Non-U.S. credit card	13,329	385	11.48	13,641	396	11.68
Direct/Indirect consumer (5)	82,635	704	3.39	84,198	733	3.50
Other consumer (6)	2,654	40	6.03	2,565	41	6.41
Total consumer	569,555	6,991	4.89	581,572	7,172	4.95
U.S. commercial	201,072	1,752	3.47	199,644	1,742	3.51
Commercial real estate (7)	36,929	329	3.54	37,627	323	3.46
Commercial lease financing	21,545	202	3.75	21,446	216	4.02
Non-U.S. commercial	59,758	401	2.67	59,209	369	2.50
Total commercial	319,304	2,684	3.35	317,926	2,650	3.35
Total loans and leases	888,859	9,675	4.34	899,498	9,822	4.38
Other earning assets	92,764	792	3.40	88,508	719	3.26
Total earning assets (8)	1,750,275	14,157	3.22	1,772,568	14,174	3.21
Cash and cash equivalents (1)	122,716	48		116,025	52
Other assets, less allowance for loan and lease losses	300,321			305,970
Total assets	$2,173,312			$2,194,563

(1)
For this presentation, fees earned on overnight deposits placed with the Federal Reserve are included in the cash and cash equivalents line, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. In addition, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain foreign central banks, which are included in the time deposits placed and other short-term investments line in prior periods, have been included in the cash and cash equivalents line. Net interest income and net interest yield are calculated excluding these fees.

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

(4)
Includes non-U.S. residential mortgage loans of $92 million, $89 million and $86 million in the third, second and first quarters of 2012, and $88 million and $91 million in the fourth and third quarters of 2011, respectively.

(5)
Includes non-U.S. consumer loans of $7.8 billion, $7.8 billion and $7.5 billion in the third, second and first quarters of 2012, and $8.4 billion and $8.6 billion in the fourth and third quarters of 2011, respectively.

(6)
Includes consumer finance loans of $1.5 billion, $1.6 billion and $1.6 billion in the third, second and first quarters of 2012, and $1.7 billion and $1.8 billion in the fourth and third quarters of 2011, respectively; other non-U.S. consumer loans of $997 million, $895 million and $903 million in the third, second and first quarters of 2012, and $959 million and $932 million in the fourth and third quarters of 2011, respectively; and consumer overdrafts of $158 million, $108 million and $90 million in the third, second and first quarters of 2012, and $107 million in both the fourth and third quarters of 2011, respectively.

(7)
Includes U.S. commercial real estate loans of $35.4 billion, $36.0 billion and $37.4 billion in the third, second and first quarters of 2012, and $38.7 billion and $40.7 billion in the fourth and third quarters of 2011, respectively; and non-U.S. commercial real estate loans of $1.5 billion, $1.6 billion and $1.8 billion in the third, second and first quarters of 2012, and $1.9 billion and $2.2 billion in the fourth and third quarters of 2011, respectively.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $136 million, $366 million and $106 million in the third, second and first quarters of 2012, and $427 million and $1.0 billion in the fourth and third quarters of 2011, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $454 million, $591 million and $658 million in the third, second and first quarters of 2012, and $763 million and $631 million in the fourth and third quarters of 2011, respectively. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 139.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2012			Fourth Quarter 2011			Third Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$31,404	$65	0.83%	$27,688	$85	1.19%	$26,743	$87	1.31%
Federal funds sold and securities borrowed or purchased under agreements to resell	233,061	460	0.79	237,453	449	0.75	256,143	584	0.90
Trading account assets	175,778	1,399	3.19	161,848	1,354	3.33	180,438	1,543	3.40
Debt securities (2)	327,758	2,732	3.33	332,990	2,245	2.69	344,327	1,744	2.02
Loans and leases (3):
Residential mortgage (4)	260,573	2,489	3.82	266,144	2,596	3.90	268,494	2,856	4.25
Home equity	122,933	1,164	3.80	126,251	1,207	3.80	129,125	1,238	3.81
Discontinued real estate	12,082	103	3.42	14,073	128	3.65	15,923	134	3.36
U.S. credit card	98,334	2,459	10.06	102,241	2,603	10.10	103,671	2,650	10.14
Non-U.S. credit card	14,151	408	11.60	15,981	420	10.41	25,434	697	10.88
Direct/Indirect consumer (5)	88,321	801	3.65	90,861	863	3.77	90,280	915	4.02
Other consumer (6)	2,617	40	6.24	2,751	41	6.14	2,795	43	6.07
Total consumer	599,011	7,464	5.00	618,302	7,858	5.06	635,722	8,533	5.34
U.S. commercial	195,111	1,756	3.62	196,778	1,798	3.63	191,439	1,809	3.75
Commercial real estate (7)	39,190	339	3.48	40,673	343	3.34	42,931	360	3.33
Commercial lease financing	21,679	272	5.01	21,278	204	3.84	21,342	240	4.51
Non-U.S. commercial	58,731	391	2.68	55,867	395	2.80	50,598	349	2.73
Total commercial	314,711	2,758	3.52	314,596	2,740	3.46	306,310	2,758	3.58
Total loans and leases	913,722	10,222	4.49	932,898	10,598	4.52	942,032	11,291	4.77
Other earning assets	86,382	743	3.46	91,109	904	3.95	91,452	814	3.54
Total earning assets (8)	1,768,105	15,621	3.55	1,783,986	15,635	3.49	1,841,135	16,063	3.47
Cash and cash equivalents (1)	112,512	47		94,287	36		102,573	38
Other assets, less allowance for loan and lease losses	306,557			329,294			357,746
Total assets	$2,187,174			$2,207,567			$2,301,454
For footnotes see page 26.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	Third Quarter 2012			Second Quarter 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,581	$11	0.10%	$42,394	$14	0.13%
NOW and money market deposit accounts	465,679	173	0.15	460,788	188	0.16
Consumer CDs and IRAs	94,140	172	0.73	96,858	171	0.71
Negotiable CDs, public funds and other deposits	19,587	30	0.61	21,661	35	0.65
Total U.S. interest-bearing deposits	620,987	386	0.25	621,701	408	0.26
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	13,883	19	0.56	14,598	25	0.69
Governments and official institutions	1,019	1	0.31	895	1	0.37
Time, savings and other	52,175	78	0.59	52,584	85	0.65
Total non-U.S. interest-bearing deposits	67,077	98	0.58	68,077	111	0.65
Total interest-bearing deposits	688,064	484	0.28	689,778	519	0.30
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	325,023	893	1.09	318,909	943	1.19
Trading account liabilities	77,528	418	2.14	84,728	448	2.13
Long-term debt	291,684	2,243	3.07	333,173	2,534	3.05
Total interest-bearing liabilities (8)	1,382,299	4,038	1.16	1,426,588	4,444	1.25
Noninterest-bearing sources:
Noninterest-bearing deposits	361,633			343,110
Other liabilities	193,341			189,307
Shareholders’ equity	236,039			235,558
Total liabilities and shareholders’ equity	$2,173,312			$2,194,563
Net interest spread			2.06%			1.96%
Impact of noninterest-bearing sources			0.25			0.24
Net interest income/yield on earning assets (1)		$10,119	2.31%		$9,730	2.20%
For footnotes see page 26.

Table 13
Quarterly Average Balances and Interest Rates – FTE Basis (continued)
	First Quarter 2012			Fourth Quarter 2011			Third Quarter 2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$40,543	$14	0.14%	$39,609	$16	0.16%	$41,256	$21	0.19%
NOW and money market deposit accounts	458,649	186	0.16	454,249	192	0.17	473,391	248	0.21
Consumer CDs and IRAs	100,044	194	0.78	103,488	220	0.84	108,359	244	0.89
Negotiable CDs, public funds and other deposits	22,586	36	0.64	22,413	34	0.60	18,547	5	0.12
Total U.S. interest-bearing deposits	621,822	430	0.28	619,759	462	0.30	641,553	518	0.32
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	18,170	28	0.62	20,454	29	0.55	21,037	34	0.65
Governments and official institutions	1,286	1	0.41	1,466	1	0.36	2,043	2	0.32
Time, savings and other	55,241	90	0.66	57,814	124	0.85	64,271	150	0.93
Total non-U.S. interest-bearing deposits	74,697	119	0.64	79,734	154	0.77	87,351	186	0.85
Total interest-bearing deposits	696,519	549	0.32	699,493	616	0.35	728,904	704	0.38
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	293,056	881	1.21	284,766	921	1.28	303,234	1,152	1.51
Trading account liabilities	71,872	477	2.67	70,999	411	2.29	87,841	547	2.47
Long-term debt	363,518	2,708	2.99	389,557	2,764	2.80	420,273	2,959	2.82
Total interest-bearing liabilities (8)	1,424,965	4,615	1.30	1,444,815	4,712	1.29	1,540,252	5,362	1.39
Noninterest-bearing sources:
Noninterest-bearing deposits	333,593			333,038			322,416
Other liabilities	196,050			201,479			216,376
Shareholders’ equity	232,566			228,235			222,410
Total liabilities and shareholders’ equity	$2,187,174			$2,207,567			$2,301,454
Net interest spread			2.25%			2.20%			2.08%
Impact of noninterest-bearing sources			0.25			0.24			0.23
Net interest income/yield on earning assets (1)		$11,006	2.50%		$10,923	2.44%		$10,701	2.31%
For footnotes see page 26.

Table 14
Year-to-Date Average Balances and Interest Rates – FTE Basis
	Nine Months Ended September 30
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Time deposits placed and other short-term investments (1)	$24,877	$187	1.01%	$28,428	$281	1.33%
Federal funds sold and securities borrowed or purchased under agreements to resell	234,058	1,173	0.67	247,635	1,698	0.92
Trading account assets	177,846	3,944	2.96	195,931	4,788	3.26
Debt securities (2)	336,939	6,675	2.64	338,512	7,357	2.90
Loans and leases (3):
Residential mortgage (4)	255,458	7,268	3.79	265,345	8,500	4.27
Home equity	119,579	3,351	3.74	132,308	3,834	3.87
Discontinued real estate	11,392	292	3.41	14,951	373	3.32
U.S. credit card	95,540	7,168	10.02	106,569	8,205	10.29
Non-U.S. credit card	13,706	1,189	11.59	26,767	2,236	11.17
Direct/Indirect consumer (5)	85,042	2,238	3.52	89,927	2,853	4.24
Other consumer (6)	2,612	121	6.23	2,764	135	6.47
Total consumer	583,329	21,627	4.95	638,631	26,136	5.47
U.S. commercial	198,618	5,250	3.53	191,091	5,562	3.89
Commercial real estate (7)	37,912	991	3.49	45,664	1,179	3.45
Commercial lease financing	21,557	690	4.27	21,419	797	4.96
Non-U.S. commercial	59,234	1,161	2.62	43,043	987	3.07
Total commercial	317,321	8,092	3.41	301,217	8,525	3.78
Total loans and leases	900,650	29,719	4.41	939,848	34,661	4.93
Other earning assets	89,230	2,254	3.37	101,382	2,602	3.43
Total earning assets (8)	1,763,600	43,952	3.33	1,851,736	51,387	3.72
Cash and cash equivalents (1)	117,105	147		118,792	150
Other assets, less allowance for loan and lease losses	304,269			355,704
Total assets	$2,184,974			$2,326,232

(1)
For this presentation, fees earned on overnight deposits placed with the Federal Reserve are included in the cash and cash equivalents line, consistent with the Corporation’s Consolidated Balance Sheet presentation of these deposits. In addition, beginning in the third quarter of 2012, fees earned on deposits, primarily overnight, placed with certain foreign central banks, which are included in the time deposits placed and other short-term investments line in prior periods, have been included in the cash and cash equivalents line. Net interest income and net interest yield are calculated excluding these fees.

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

(4)	Includes non-U.S. residential mortgage loans of $89 million and $92 million for the nine months ended September 30, 2012 and 2011.

(5)	Includes non-U.S. consumer loans of $7.7 billion and $8.5 billion for the nine months ended September 30, 2012 and 2011.

(6)
Includes consumer finance loans of $1.6 billion and $1.8 billion, other non-U.S. consumer loans of $932 million and $851 million, and consumer overdrafts of $119 million and $88 million for the nine months ended September 30, 2012 and 2011.

(7)
Includes U.S. commercial real estate loans of $36.3 billion and $43.3 billion, and non-U.S. commercial real estate loans of $1.7 billion and $2.4 billion for the nine months ended September 30, 2012 and 2011.

(8)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $608 million and $2.2 billion for the nine months ended September 30, 2012 and 2011. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.7 billion and $1.9 billion for the nine months ended September 30, 2012 and 2011. For further information on interest rate contracts, see Interest Rate Risk Management for Nontrading Activities on page 139.

Table 14
Year-to-Date Average Balances and Interest Rates – FTE Basis (continued)
	Nine Months Ended September 30
	2012			2011
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$41,506	$39	0.12%	$40,618	$84	0.28%
NOW and money market deposit accounts	461,720	547	0.16	476,002	868	0.24
Consumer CDs and IRAs	97,003	537	0.74	113,428	825	0.97
Negotiable CDs, public funds and other deposits	21,273	101	0.63	15,478	86	0.74
Total U.S. interest-bearing deposits	621,502	1,224	0.26	645,526	1,863	0.39
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	15,544	72	0.62	20,600	109	0.71
Governments and official institutions	1,067	3	0.37	2,159	6	0.35
Time, savings and other	53,328	253	0.63	63,212	408	0.86
Total non-U.S. interest-bearing deposits	69,939	328	0.63	85,971	523	0.81
Total interest-bearing deposits	691,441	1,552	0.30	731,497	2,386	0.44
Federal funds purchased, securities loaned or sold under agreements to repurchase and other short-term borrowings	312,376	2,717	1.16	337,583	3,678	1.46
Trading account liabilities	78,041	1,343	2.30	89,302	1,801	2.70
Long-term debt	329,320	7,485	3.03	431,902	9,043	2.80
Total interest-bearing liabilities (8)	1,411,178	13,097	1.24	1,590,284	16,908	1.42
Noninterest-bearing sources:
Noninterest-bearing deposits	346,169			305,408
Other liabilities	192,901			201,155
Shareholders’ equity	234,726			229,385
Total liabilities and shareholders’ equity	$2,184,974			$2,326,232
Net interest spread			2.09%			2.30%
Impact of noninterest-bearing sources			0.24			0.19
Net interest income/yield on earning assets (1)		$30,855	2.33%		$34,479	2.49%
For footnotes see page 30.

Business Segment Operations

Segment Description and Basis of Presentation

We report the results of our operations through five business segments: CBB, CRES, Global Banking, Global Markets and GWIM, with the remaining operations recorded in All Other. Effective January 1, 2012, we changed the basis of presentation from six segments to the above five segments. The former Deposits and Card Services segments, as well as Business Banking, which was included in the former Global Commercial Banking segment, are now reflected in CBB. The former Global Commercial Banking segment was combined with the Global Corporate and Investment Banking business, which was included in the former Global Banking & Markets (GBAM) segment, to form Global Banking. The remaining global markets business of GBAM is now reported as a separate Global Markets segment. In addition, certain management accounting methodologies and related allocations were refined. Prior period results have been reclassified to conform to current period presentation.

We prepare and evaluate segment results using certain non-GAAP financial measures. For additional information, see Supplemental Financial Data on page 19.

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

We allocate economic capital to the business segments and related businesses using a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, strategic and operational risk components. See Managing Risk and Strategic Risk Management on page 70 for more information on the nature of these risks. A business segment's allocated equity includes this economic capital allocation and also includes the portion of goodwill and intangibles specifically assigned to the business segment. We benefit from the diversification of risk across these components which is reflected as a reduction to allocated equity for each segment. The risk-adjusted methodology is periodically refined and such refinements are reflected as changes to allocated equity in each segment.

For more information on selected financial information for the business segments and reconciliations to consolidated total revenue, net income (loss) and period-end total assets, see Note 19 – Business Segment Information to the Consolidated Financial Statements.

Consumer & Business Banking

	Three Months Ended September 30
	Deposits		Card Services		Business Banking		Total Consumer & Business Banking
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$1,882	$1,987	$2,479	$2,820	$290	$342	$4,651	$5,149	(10)%
Noninterest income:
Card income	—	—	1,325	1,720	—	—	1,325	1,720	(23)
Service charges	1,012	1,073	—	—	91	131	1,103	1,204	(8)
All other income (loss)	63	60	(100)	(42)	28	36	(9)	54	n/m
Total noninterest income	1,075	1,133	1,225	1,678	119	167	2,419	2,978	(19)
Total revenue, net of interest expense (FTE basis)	2,957	3,120	3,704	4,498	409	509	7,070	8,127	(13)

Provision for credit losses	60	52	836	1,037	74	43	970	1,132	(14)
Noninterest expense	2,568	2,623	1,290	1,444	203	280	4,061	4,347	(7)
Income before income taxes	329	445	1,578	2,017	132	186	2,039	2,648	(23)
Income tax expense (FTE basis)	122	165	584	750	48	69	754	984	(23)
Net income	$207	$280	$994	$1,267	$84	$117	$1,285	$1,664	(23)

Net interest yield (FTE basis)	1.71%	1.87%	8.95%	8.97%	2.57%	3.06%	3.74%	4.25%
Return on average allocated equity	3.29	4.67	19.33	24.22	3.89	5.93	9.47	12.60
Return on average economic capital	11.60	19.01	39.54	49.50	5.17	8.11	21.77	30.42
Efficiency ratio (FTE basis)	86.82	84.07	34.79	32.09	50.03	54.95	57.43	53.48

Balance Sheet

Average
Total loans and leases	n/m	n/m	$109,707	$123,547	$23,375	$27,258	$133,881	$151,492	(12)
Total earning assets (1)	$437,234	$420,876	110,233	124,766	44,974	44,342	494,485	480,312	3
Total assets (1)	463,248	447,620	116,760	129,170	51,929	52,394	533,981	519,512	3
Total deposits	436,688	422,331	n/m	n/m	43,294	41,622	480,342	464,256	3
Allocated equity	25,047	23,819	20,463	20,755	8,472	7,807	53,982	52,381	3
Economic capital	7,127	5,872	10,034	10,194	6,374	5,715	23,535	21,781	8

(1)
For presentation purposes, in segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets to match liabilities. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

	Nine Months Ended September 30
	Deposits		Card Services		Business Banking		Total Consumer & Business Banking
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$5,916	$6,473	$7,575	$8,737	$945	$1,089	$14,436	$16,299	(11)%
Noninterest income:
Card income	—	—	3,934	4,983	—	—	3,934	4,983	(21)
Service charges	2,972	2,964	—	—	277	415	3,249	3,379	(4)
All other income (loss)	194	177	(79)	342	85	94	200	613	(67)
Total noninterest income	3,166	3,141	3,855	5,325	362	509	7,383	8,975	(18)
Total revenue, net of interest expense (FTE basis)	9,082	9,614	11,430	14,062	1,307	1,598	21,819	25,274	(14)

Provision for credit losses	151	116	2,566	1,934	261	143	2,978	2,193	36
Noninterest expense	7,819	7,821	4,171	4,584	682	886	12,672	13,291	(5)
Income before income taxes	1,112	1,677	4,693	7,544	364	569	6,169	9,790	(37)
Income tax expense (FTE basis)	410	614	1,731	2,761	135	211	2,276	3,586	(37)
Net income	$702	$1,063	$2,962	$4,783	$229	$358	$3,893	$6,204	(37)

Net interest yield (FTE basis)	1.83%	2.05%	8.90%	9.06%	2.76%	3.43%	3.93%	4.52%
Return on average allocated equity	3.89	6.00	19.25	30.02	3.47	6.08	9.73	15.69
Return on average economic capital	15.27	24.82	39.32	59.92	4.55	8.28	22.69	37.42
Efficiency ratio (FTE basis)	86.09	81.35	36.49	32.60	52.15	55.42	58.08	52.59

Balance Sheet

Average
Total loans and leases	n/m	n/m	$112,689	$127,755	$23,998	$27,423	$137,431	$155,829	(12)
Total earning assets (1)	$430,837	$421,530	113,659	128,904	45,640	42,475	490,393	482,003	2
Total assets (1)	457,011	447,926	119,741	131,172	52,802	50,807	529,811	518,998	2
Total deposits	431,516	422,452	n/m	n/m	42,562	40,103	474,409	462,851	2
Allocated equity	24,078	23,692	20,553	21,302	8,831	7,881	53,462	52,875	1
Economic capital	6,152	5,740	10,092	10,699	6,733	5,786	22,977	22,225	3

Period end	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Total loans and leases	n/m	n/m	$109,358	$120,668	$23,150	$25,006	$133,308	$146,378	(9)
Total earning assets (1)	$442,960	$419,215	109,865	121,991	44,532	46,516	499,604	480,972	4
Total assets (1)	468,885	446,274	116,921	127,623	52,207	53,950	540,260	521,097	4
Total deposits	442,875	421,871	n/m	n/m	43,055	41,519	486,857	464,264	5

(1)
For presentation purposes, in segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets to match liabilities. As a result, total earning assets and total assets of the businesses may not equal total CBB.

n/m = not meaningful

CBB, which is comprised of Deposits, Card Services and Business Banking, offers a diversified range of credit, banking and investment products and services to consumers and businesses. Our customers and clients have access to a franchise network that stretches coast to coast through 32 states and the District of Columbia. The franchise network includes approximately 5,500 banking centers, 16,300 ATMs, nationwide call centers, and online and mobile platforms.

The Federal Reserve adopted a final rule with respect to the Durbin Amendment, which became effective October 1, 2011, that established the maximum allowable interchange fees a bank can receive for a debit card transaction. The interchange fee rules resulted in a reduction of debit card revenue of approximately $420 million in each of the first three quarters of 2012 when compared to the same periods in 2011. For more information on the Durbin Amendment and the final interchange rules, see Regulatory Matters on page 43 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

CBB Results

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net income for CBB decreased $379 million to $1.3 billion primarily due to lower revenue, partially offset by lower noninterest expense and provision for credit losses. Net interest income decreased $498 million to $4.7 billion due to lower average loan balances primarily in Card Services as well as compressed deposit spreads due to the continued low rate environment. Noninterest income decreased $559 million to $2.4 billion primarily due to a decline in Card Services. The provision for credit losses decreased $162 million to $970 million due to improvements in delinquencies and bankruptcies primarily in Card Services. Noninterest expense decreased $286 million to $4.1 billion primarily due to lower FDIC and operating expenses.

The return on average economic capital decreased primarily due to lower net income.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income for CBB decreased $2.3 billion to $3.9 billion primarily due to lower revenue and higher provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $1.9 billion to $14.4 billion and noninterest income decreased $1.6 billion to $7.4 billion. These changes were driven by the same factors as described in the three-month discussion above. The provision for credit losses increased $785 million to $3.0 billion with the increase largely in Card Services. Noninterest expense decreased $619 million to $12.7 billion primarily due to lower FDIC and operating expenses, partially offset by an increase in litigation expense.

The return on average economic capital decreased due to the same factor as described in the three-month discussion above. For more information regarding economic capital, see Supplemental Financial Data on page 19.

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

Deposits also generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Merrill Edge is an integrated investing and banking service targeted at clients with less than $250,000 in total assets. Merrill Edge provides team-based investment advice and guidance, brokerage services, a self-directed online investing platform and key banking capabilities including access to the Corporation’s network of banking centers and ATMs. Deposits includes the net impact of migrating customers and their related deposit balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM on page 52.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net income for Deposits decreased $73 million to $207 million primarily driven by lower revenue, partially offset by lower noninterest expense. Net interest income declined $105 million, or five percent, to $1.9 billion driven by compressed deposit spreads due to the continued low rate environment, partially offset by a customer shift to higher spread liquid products and continued pricing discipline. Noninterest income decreased $58 million, or five percent, to $1.1 billion primarily due to a decrease in service charges. Noninterest expense decreased $55 million, or two percent, to $2.6 billion as lower FDIC expense was partially offset by higher operating expense.

Average deposits increased $14.4 billion driven by a customer shift to more liquid products in a low rate environment as checking, traditional savings and money market savings grew $24.3 billion. Growth in liquid products was partially offset by a decline in average time deposits of $9.9 billion. As a result of the shift in the mix of deposits and our continued pricing discipline, rates paid on average deposits declined by five bps to 20 bps.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income for Deposits decreased $361 million to $702 million primarily driven by lower net interest income. Net interest income declined $557 million, or nine percent, to $5.9 billion driven by the same factors as described in the three-month discussion. Noninterest income of $3.2 billion and noninterest expense of $7.8 billion remained relatively unchanged. Average deposits increased $9.1 billion driven by the same factor as described in the three-month discussion.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Total deposit spreads (excludes noninterest costs) (1)	1.75%	2.09%	1.86%	2.14%

Period end
Client brokerage assets (in millions)			$75,852	$61,918
Online banking active accounts (units in thousands)			29,809	29,917
Mobile banking active accounts (units in thousands)			11,097	8,531
Banking centers			5,540	5,715
ATMs			16,253	17,752

(1)	Total deposit spreads include the Deposits and Business Banking businesses.

Mobile banking customers increased 2.6 million from a year ago reflecting a change in our customers' banking preferences. The number of banking centers declined 175 and ATMs declined 1,499 as we continue to improve our cost-to-serve and optimize our consumer banking network.

Card Services

Card Services is one of the leading issuers of credit and debit cards to consumers and small businesses in the U.S. In addition to earning net interest spread revenue on its lending activities, Card Services generates interchange revenue from credit and debit card transactions as well as annual credit card fees and other miscellaneous fees.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net income for Card Services decreased $273 million to $994 million primarily driven by a decrease in revenue, partially offset by a decrease in the provision for credit losses and lower noninterest expense. Net interest income decreased $341 million, or 12 percent, to $2.5 billion driven by lower average loan balances. Noninterest income decreased $453 million, or 27 percent, to $1.2 billion primarily due to lower interchange fees as a result of implementing the Durbin Amendment and the net impact of charges related to our consumer protection products. For information on the Durbin Amendment, see page 34.

The provision for credit losses decreased $201 million to $836 million due to improvements in delinquencies and bankruptcies. For more information, see Provision for Credit Losses on page 129. Noninterest expense decreased $154 million, or 11 percent, to $1.3 billion primarily due to lower operating expenses.

Average loans decreased $13.8 billion, or 11 percent, driven by the impact of portfolio sales, charge-offs and continued run-off of non-core portfolios.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income for Card Services decreased $1.8 billion to $3.0 billion primarily driven by a decrease in revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $1.2 billion, or 13 percent, to $7.6 billion driven by lower average loan balances and yields. The net interest yield decreased 16 bps to 8.90 percent due to charge-offs and paydowns of higher interest rate products. Noninterest income decreased $1.5 billion, or 28 percent, to $3.9 billion driven by the same factors as described in the three-month discussion above as well as the net impact of portfolio sales.

The provision for credit losses increased $632 million, or 33 percent, to $2.6 billion as portfolio trends began to stabilize during 2012. Noninterest expense decreased $413 million, or nine percent, to $4.2 billion primarily due to lower operating expenses, partially offset by an increase in litigation expense.

Average loans decreased $15.1 billion, or 12 percent, driven by the same factors as described in the three-month discussion.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
U.S. credit card
Gross interest yield	10.04%	10.14%	10.02%	10.29%
Risk-adjusted margin	7.66	6.08	7.23	5.51
New accounts (in thousands)	857	851	2,421	2,238
Purchase volumes	$48,189	$48,547	$141,872	$141,457
Debit card purchase volumes	64,121	62,774	192,146	186,819

During the three and nine months ended September 30, 2012, the U.S. credit card risk-adjusted margin increased 158 bps and 172 bps from the same periods in 2011, reflecting improvement in credit quality in the portfolio. During the nine months ended September 30, 2012, U.S. credit card new accounts grew by 183,000 accounts to 2.4 million accounts compared to the same period in 2011. U.S. credit card purchase volumes remained relatively unchanged for the three- and nine-month periods resulting from the net impact of portfolio sales and higher consumer spending. During the three and nine months ended September 30, 2012, debit card purchase volumes increased $1.3 billion to $64.1 billion, and $5.3 billion to $192.1 billion compared to the same periods in 2011, reflecting higher levels of consumer spending.

Business Banking

Business Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients through our network of offices and client relationship teams along with various product partners. Our clients include U.S.-based companies generally with annual sales of $1 million to $50 million. Our lending products and services include commercial loans, lines of credit and real estate lending. Our capital management and treasury solutions include treasury management, foreign exchange and short-term investing options. Business Banking also includes the results of our merchant services joint venture.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net income for Business Banking decreased $33 million to $84 million primarily driven by lower revenue and an increase in the provision for credit losses, partially offset by lower noninterest expense. Net interest income decreased $52 million, or 15 percent, to $290 million driven by lower average loan balances. Noninterest income decreased $48 million, or 29 percent, to $119 million primarily due to the transfer of certain processing activities to our merchant services joint venture. The provision for credit losses increased $31 million to $74 million due to an increase in projected losses. Noninterest expense decreased $77 million, or 28 percent, to $203 million driven by lower FDIC and merchant processing expenses.

Average loans decreased $3.9 billion, or 14 percent, primarily driven by the net transfer of certain loans to other businesses, higher prepayments and continued run-off of non-core portfolios. Average deposits increased $1.7 billion, or four percent, due to the current client preference for liquidity and the net transfer of certain deposits from other businesses.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income for Business Banking decreased $129 million to $229 million driven by the same factors as described in the three-month discussion above. Average loans decreased $3.4 billion and average deposits increased $2.5 billion driven by the same factors as described in the three-month discussion above.

Consumer Real Estate Services

	Three Months Ended September 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$336	$446	$393	$476	$729	$922	(21)%
Noninterest income:
Mortgage banking income	853	656	1,339	1,144	2,192	1,800	22
Insurance income	1	23	—	—	1	23	(96)
All other income (loss)	(11)	42	185	35	174	77	126
Total noninterest income	843	721	1,524	1,179	2,367	1,900	25
Total revenue, net of interest expense (FTE basis)	1,179	1,167	1,917	1,655	3,096	2,822	10

Provision for credit losses	(23)	50	287	868	264	918	(71)
Noninterest expense	783	1,068	3,441	2,758	4,224	3,826	10
Income (loss) before income taxes	419	49	(1,811)	(1,971)	(1,392)	(1,922)	(28)
Income tax expense (benefit) (FTE basis)	155	18	(670)	(819)	(515)	(801)	(36)
Net income (loss)	$264	$31	$(1,141)	$(1,152)	$(877)	$(1,121)	(22)

Net interest yield (FTE basis)	2.37%	2.57%	2.45%	2.35%	2.41%	2.45%
Efficiency ratio (FTE basis)	66.41	91.52	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$49,561	$54,858	$54,147	$65,221	$103,708	$120,079	(14)
Total earning assets	56,285	68,815	63,863	80,362	120,148	149,177	(19)
Total assets	57,370	71,422	84,409	111,421	141,779	182,843	(22)
Allocated equity	n/a	n/a	n/a	n/a	13,332	14,240	(6)
Economic capital	n/a	n/a	n/a	n/a	13,332	14,240	(6)
n/m = not meaningful
n/a = not applicable

	Nine Months Ended September 30
	Home Loans		Legacy Assets & Servicing		Total Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011	% Change
Net interest income (FTE basis)	$1,013	$1,444	$1,205	$954	$2,218	$2,398	(8)%
Noninterest income:
Mortgage banking income (loss)	2,394	1,873	3,440	(12,396)	5,834	(10,523)	n/m
Insurance income	8	753	—	—	8	753	(99)
All other income (loss)	(22)	871	253	71	231	942	(75)
Total noninterest income (loss)	2,380	3,497	3,693	(12,325)	6,073	(8,828)	n/m
Total revenue, net of interest expense (FTE basis)	3,393	4,941	4,898	(11,371)	8,291	(6,430)	n/m

Provision for credit losses	(5)	171	962	3,352	957	3,523	(73)
Goodwill impairment	—	—	—	2,603	—	2,603	n/m
All other noninterest expense	2,430	3,837	9,248	10,782	11,678	14,619	(20)
Income (loss) before income taxes	968	933	(5,312)	(28,108)	(4,344)	(27,175)	(84)
Income tax expense (benefit) (FTE basis)	357	346	(1,915)	(9,498)	(1,558)	(9,152)	(83)
Net income (loss)	$611	$587	$(3,397)	$(18,610)	$(2,786)	$(18,023)	(85)

Net interest yield (FTE basis)	2.37%	2.65%	2.35%	1.46%	2.36%	2.00%
Efficiency ratio (FTE basis)	71.62	77.66	n/m	n/m	n/m	n/m

Balance Sheet

Average
Total loans and leases	$50,598	$54,785	$56,453	$65,987	$107,051	$120,772	(11)
Total earning assets	57,206	72,765	68,498	87,214	125,704	159,979	(21)
Total assets	58,202	73,705	92,984	122,931	151,186	196,636	(23)
Allocated equity	n/a	n/a	n/a	n/a	14,077	16,688	(16)
Economic capital	n/a	n/a	n/a	n/a	14,077	14,884	(5)

Period end	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Total loans and leases	$48,865	$52,371	$51,025	$59,988	$99,890	$112,359	(11)
Total earning assets	56,137	58,819	58,088	73,562	114,225	132,381	(14)
Total assets	57,335	59,647	82,031	104,065	139,366	163,712	(15)
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

CRES generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. CRES products offered by Home Loans include fixed- and adjustable-rate first-lien mortgage loans for home purchase and refinancing needs, home equity lines of credit (HELOCs) and home equity loans. First mortgage products are either sold into the secondary mortgage market to investors, while we retain MSRs and the Bank of America customer relationships, or are held on our balance sheet in All Other for ALM purposes. HELOC and home equity loans are retained on the CRES balance sheet in Home Loans and Legacy Assets & Servicing. CRES, through Legacy Assets & Servicing, services mortgage loans, including those loans it owns, loans owned by other business segments and All Other, and loans owned by outside investors.

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

CRES Results

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The net loss for CRES decreased $244 million to $877 million primarily driven by lower provision for credit losses and higher mortgage banking income, partially offset by higher Legacy Assets & Servicing expenses. Mortgage banking income increased $392 million due to more favorable MSR results, net of hedges, and higher production income. The provision for credit losses decreased $654 million due to improved portfolio trends in both the non-PCI and PCI home equity loan portfolios in Legacy Assets & Servicing. Noninterest expense increased $398 million primarily due to higher expenses in Legacy Assets & Servicing, partially offset by lower production expenses in Home Loans.

Average economic capital decreased six percent due to a reduction in credit risk driven by lower loan balances in the home equity portfolio.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The net loss for CRES decreased $15.2 billion to $2.8 billion primarily driven by higher mortgage banking income due to a significantly lower representations and warranties provision, lower provision for credit losses and a decline in noninterest expense. Mortgage banking income increased $16.4 billion primarily due to a $14.3 billion decrease in representations and warranties expense in Legacy Assets & Servicing. The provision for credit losses decreased $2.6 billion due to improved portfolio trends in both the non-PCI and PCI home equity loan portfolios. Noninterest expense, excluding goodwill impairment, decreased $2.9 billion due to lower expenses in Legacy Assets & Servicing and lower production and insurance expenses in Home Loans.

Average economic capital decreased five percent primarily due to a reduction in operational risk driven by the sale of Balboa and a reduction in credit risk. For more information regarding economic capital, see Supplemental Financial Data on page 19.

Home Loans

Home Loans products are available to our customers through our retail network of approximately 5,500 banking centers, mortgage loan officers in approximately 400 locations and a sales force offering our customers direct telephone and online access to our products. These products were also offered through our correspondent lending channel which we exited in the second half of 2011 and the reverse mortgage origination business which we exited in the first half of 2011. These strategic changes were made to allow greater focus on our direct-to-consumer channels, deepen relationships with existing customers and use mortgage products to acquire new relationships.

Home Loans includes ongoing loan production activities and the CRES home equity portfolio not originally selected for inclusion in the Legacy Assets & Servicing portfolio. Home Loans also included insurance operations through June 30, 2011, when the ongoing insurance business was transferred to CBB following the sale of Balboa.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Home Loans net income increased $233 million to $264 million primarily driven by lower noninterest expense, higher mortgage banking income and lower provision for credit losses, partially offset by lower net interest income. Net interest income decreased $110 million primarily driven by lower LHFS balances due to our exit from the correspondent lending channel. Mortgage banking income increased $197 million driven by an increase in core loan production due to higher retail originations and margins. The provision for credit losses decreased $73 million driven by improved portfolio trends. Noninterest expense decreased $285 million primarily due to lower production expense driven largely by our exit from the correspondent lending channel and cost efficiencies in the retail channel.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Home Loans net income increased $24 million to $611 million primarily driven by decreases in noninterest expense and the provision for credit losses, offset by lower revenue. The $1.5 billion decline in revenue was the result of $745 million lower insurance income as a result of the Balboa sale and a $431 million decline in net interest income driven by the same factors as described in the three-month discussion above. In addition, a net $752 million gain on the sale of Balboa in 2011 contributed to the decline in revenue. These drivers were offset by an increase of $521 million in mortgage banking income as higher retail margins more than offset lower originations. The $176 million decline in the provision for credit losses and $1.4 billion decline in noninterest expense were driven by the same factors as described in the three-month discussion above. Also contributing to the decline in noninterest expense was lower insurance expense as a result of the sale of Balboa.

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

Servicing activities include collecting cash for principal, interest and escrow payments from borrowers, and disbursing customer draws for lines of credit and accounting for and remitting principal and interest payments to investors and escrow payments to third parties along with responding to customer inquiries. Our home retention efforts, including single point of contact resources, are also part of our servicing activities, along with supervising foreclosures and property dispositions. In an effort to help our customers avoid foreclosure, Legacy Assets & Servicing evaluates various workout options prior to foreclosure sales which, combined with our temporary halt of foreclosures announced in October 2010, has resulted in elongated default timelines. Although we have resumed foreclosure proceedings in all states, there continues to be a backlog of foreclosure inventory in judicial states. For additional information on our servicing activities, including the impact of foreclosure delays, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 67 and Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters on page 40 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The Legacy Assets & Servicing results were relatively unchanged at a net loss of $1.1 billion as a $345 million increase in noninterest income and a $581 million reduction in the provision for credit losses were largely offset by a $683 million increase in noninterest expense. Noninterest income increased due to higher mortgage banking income of $195 million and an increase of $150 million in other income due to gains on the sales of certain ancillary servicing business units. The provision for credit losses decreased due to improved portfolio trends in the non-PCI home equity portfolio and an improved home price outlook in the home equity PCI loan portfolio, partially offset by the impact of new regulatory guidance regarding the treatment of loans discharged in Chapter 7 bankruptcy. For more information on the new regulatory guidance, see Consumer Portfolio Credit Risk Management on page 86.

Noninterest expense increased $683 million primarily due to an increase of $768 million in default-related servicing expenses and a $134 million increase in litigation expense, partially offset by a $219 million decline in mortgage-related assessments, waivers and similar costs related to foreclosure delays. We believe default-related servicing costs peaked during the third quarter of 2012 and we expect them to decline in the fourth quarter of 2012, with the decline accelerating in 2013. However, unexpected foreclosure delays in 2013 could impact the rate of decline. Default-related servicing costs include costs related to resources needed for implementing new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and operational costs due to delayed foreclosures.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The Legacy Assets & Servicing net loss decreased $15.2 billion to $3.4 billion driven by a $15.8 billion increase in mortgage banking income, a $4.1 billion decrease in noninterest expense and a $2.4 billion decrease in the provision for credit losses. The increase in mortgage banking income was due to a decrease of $14.3 billion in representations and warranties expense as the provision of $15.3 billion in the year-ago period included $8.6 billion in provision and other expenses related to the BNY Mellon Settlement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE repurchase exposures, and $6.7 billion in provision related to other non-GSE, and to a lesser extent, GSE exposures. The provision for credit losses decreased due to the same factors as described in the three-month discussion above.

Noninterest expense decreased $4.1 billion primarily due to a $2.6 billion goodwill impairment charge in 2011, a $2.2 billion decline in litigation expense and $1.4 billion lower mortgage-related assessments, waivers and similar costs related to foreclosure delays. These declines were partially offset by an increase of $2.1 billion in default-related servicing expenses due to resources needed to implement new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and costs due to delayed foreclosures.

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

The total owned loans in the Legacy Assets & Servicing portfolio decreased $18.2 billion to $136.7 billion at September 30, 2012 compared to $154.9 billion at December 31, 2011, of which $51.0 billion of the September 30, 2012 balance was reflected on the balance sheet of Legacy Assets & Servicing within CRES and the remainder held on the balance sheet of All Other. The decline was primarily related to paydowns and payoffs, but also reflects forgiveness of loans in connection with the National Mortgage Settlement, and charge-offs recorded on loans discharged in Chapter 7 bankruptcy under new regulatory guidance issued during the third quarter of 2012. For more information on the National Mortgage Settlement and the new regulatory guidance, see Consumer Portfolio Credit Risk Management on page 86.

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

The table below summarizes the components of mortgage banking income.

Mortgage Banking Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Production income (loss):
Core production revenue	$942	$803	$2,756	$2,295
Representations and warranties provision	(307)	(278)	(984)	(15,328)
Total production income (loss)	635	525	1,772	(13,033)
Servicing income:
Servicing fees	1,088	1,538	3,622	4,700
Impact of customer payments (1)	(346)	(664)	(1,149)	(2,009)
Fair value changes of MSRs, net of economic hedge results (2)	560	360	948	(510)
Other servicing-related revenue	255	41	641	329
Total net servicing income	1,557	1,275	4,062	2,510
Total CRES mortgage banking income (loss)	2,192	1,800	5,834	(10,523)
Eliminations (3)	(173)	(183)	(544)	(426)
Total consolidated mortgage banking income (loss)	$2,019	$1,617	$5,290	$(10,949)

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	Includes gains (losses) on sales of MSRs.

(3)	Includes the effect of transfers of mortgage loans from CRES to the ALM portfolio in All Other.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

CRES first mortgage loan originations declined $14.9 billion, or 49 percent, primarily as a result of our exit from the correspondent lending channel in 2011. Core production revenue increased $139 million to $942 million due to higher direct retail originations and margins. CRES retail first mortgage loan originations were $15.6 billion compared to $14.5 billion, excluding correspondent lending, reflecting a drop in estimated retail market share as the overall market for mortgages increased. Our decline in market share was primarily due to our decisions to price loan products in order to manage demand. The decline in mortgage originations was offset by the increase in margins on retail originations primarily as a result of these pricing strategies and a change in the mix of loan products. During the three months ended September 30, 2012, 83 percent of our first mortgage production volume was for refinance originations and 17 percent was for purchase originations compared to 53 percent and 47 percent in 2011.

Net servicing income increased $282 million to $1.6 billion primarily due to the reduced impact of customer payments driven by a lower MSR asset, and improved MSR results, net of hedges. The improved MSR results, net of hedges, were partially offset by lower servicing fees primarily due to a reduction in the size of the servicing portfolio and lower servicing fee rates.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

CRES first mortgage loan originations declined $79.3 billion, or 65 percent, primarily as a result of our exit from the correspondent lending channel in 2011 and a decline in retail production. Core production revenue increased $461 million to $2.8 billion due to higher direct retail margins. CRES retail first mortgage loan originations were $42.0 billion compared to $56.2 billion, excluding correspondent lending, reflecting a drop in estimated retail market share as the overall market for mortgages increased. Our decline in market share was primarily due to our decisions to price loan products in order to manage demand. The impact of our exit from the correspondent lending channel and the decline in retail originations were offset by higher retail margins primarily driven by our pricing strategies and a change in the mix of loan products. During the nine months ended September 30, 2012, 83 percent of our first mortgage production volume was for refinance originations and 17 percent was for purchase originations compared to 59 percent and 41 percent in 2011. Since March 31, 2012, the estimated retail market share for CRES has increased primarily due to expanded fulfillment capacity.

The representations and warranties provision decreased $14.3 billion to $984 million as the provision of $15.3 billion in the year-ago period included $8.6 billion in provision and other expenses related to the BNY Mellon Settlement to resolve nearly all of the legacy Countrywide-issued first-lien non-GSE repurchase exposures, and $6.7 billion in provision related to other non-GSE, and to a lesser extent, GSE exposures.

Net servicing income increased $1.6 billion to $4.1 billion primarily due to the factors described in the three-month discussion above. For additional information, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Key Statistics
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2012	2011	2012		2011
Loan production
Total Corporation (1):
First mortgage	$20,315	$33,038	$53,558		$130,142
First mortgage (excluding correspondent lending)	20,315	17,131	53,558		65,159
Home equity	933	847	2,623		3,629
CRES:
First mortgage	$15,566	$30,448	$41,957		$121,220
First mortgage (excluding correspondent lending)	15,566	14,541	41,957		56,237
Home equity	746	660	2,067		3,114

Period end			September 30 2012		December 31 2011
Mortgage servicing portfolio (in billions) (2)			$1,476		$1,763
Mortgage loans serviced for investors (in billions)			1,142		1,379
Mortgage servicing rights:
Balance			5,087		7,378
Capitalized mortgage servicing rights (% of loans serviced for investors)			45	bps	54	bps

(1)	In addition to loan production in CRES, the remaining first mortgage and home equity loan production is primarily in GWIM.

(2)	Servicing of residential mortgage loans, HELOCs, home equity loans and discontinued real estate mortgage loans.

Retail first mortgage production for the total Corporation was $20.3 billion and $53.6 billion for the three and nine months ended September 30, 2012 compared to $17.1 billion and $65.2 billion for the same periods in 2011, excluding correspondent lending. The increase of $3.2 billion for the three-month period was primarily driven by increased volume in the mortgage market. The decrease of $11.6 billion for the nine-month period was primarily driven by a strategic decision to price loan products in order to manage our fulfillment capacity.

Home equity production was $933 million and $2.6 billion for the three and nine months ended September 30, 2012 compared to $847 million and $3.6 billion for the same periods in 2011 primarily due to our decision to exit the reverse mortgage origination business.

Mortgage Servicing Rights

At September 30, 2012, the consumer MSR balance was $5.1 billion, which represented 45 bps of the related unpaid principal balance compared to $7.4 billion or 54 bps of the related unpaid principal balance at December 31, 2011. The consumer MSR balance decreased $621 million during the three months ended September 30, 2012 primarily driven by lower mortgage rates, which resulted in higher forecasted prepayment speeds and the change in the MSR asset value due to customer payments received during the period. Fair value changes of MSRs, net of economic hedge results, were $560 million and $948 million for the three and nine months ended September 30, 2012. During the three months ended September 30, 2012, the positive hedge results more than offset the market valuation decline. The hedges outperformed the MSRs due to significant upward price movements in the MBS market near the end of the third quarter. For more information, see Executive Summary – Third Quarter 2012 Economic and Business Environment on page 7. For additional information on our servicing activities, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 67. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements.

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Net interest income (FTE basis)	$2,264	$2,323	(3)%	$6,847	$7,181	(5)%
Noninterest income:
Service charges	796	828	(4)	2,418	2,618	(8)
Investment banking fees	662	616	7	1,945	2,431	(20)
All other income	425	184	131	1,672	1,081	55
Total noninterest income	1,883	1,628	16	6,035	6,130	(2)
Total revenue, net of interest expense (FTE basis)	4,147	3,951	5	12,882	13,311	(3)

Provision for credit losses	68	(182)	n/m	(283)	(862)	(67)
Noninterest expense	2,023	2,217	(9)	6,364	6,748	(6)
Income before income taxes	2,056	1,916	7	6,801	7,425	(8)
Income tax expense (FTE basis)	761	710	7	2,509	2,716	(8)
Net income	$1,295	$1,206	7	$4,292	$4,709	(9)

Net interest yield (FTE basis)	2.92%	3.06%		3.02%	3.34%
Return on average allocated equity	11.15	10.03		12.47	13.17
Return on average economic capital	24.14	20.87		27.18	27.06
Efficiency ratio (FTE basis)	48.74	56.12		49.40	50.70

Balance Sheet

Average
Total loans and leases	$267,390	$268,174	—	$270,747	$261,766	3
Total earning assets	308,357	301,384	2	302,493	287,388	5
Total assets	355,670	348,087	2	348,461	333,995	4
Total deposits	252,226	246,395	2	243,028	236,151	3
Allocated equity	46,223	47,682	(3)	45,967	47,820	(4)
Economic capital	21,371	22,958	(7)	21,111	23,291	(9)

Period end				September 30 2012	December 31 2011
Total loans and leases				$272,052	$278,177	(2)
Total earning assets				308,370	301,662	2
Total assets				355,417	348,773	2
Total deposits				260,030	246,360	6
n/m = not meaningful

Global Banking, which includes Global Corporate and Global Commercial Banking, and Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, underwriting and advisory services through our network of offices and client relationship teams along with various product partners. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and indirect consumer loans. Our treasury solutions business includes treasury management, foreign exchange and short-term investing options. We also work with our clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker/dealer affiliates which are our primary dealers in several countries. Within Global Banking, Global Commercial Banking clients generally include middle-market companies, commercial real estate firms, auto dealerships, federal and state governments, and municipalities. Global Corporate Banking includes large global corporations, financial institutions and leasing clients.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net income increased $89 million to $1.3 billion driven by an increase in revenue of $196 million, or five percent, primarily due to gains on the fair value option loan book and lower noninterest expense, partially offset by an increase in the provision for credit losses.

The provision for credit losses was $68 million compared to a benefit of $182 million for the same period in 2011 primarily driven by stabilization in asset quality and core commercial loan growth in the portfolio.

Noninterest expense decreased $194 million, or nine percent, to $2.0 billion primarily due to lower personnel expenses and operational costs.

Average loans and leases were relatively unchanged as managed reductions in the commercial real estate portfolio and run-off of a liquidating auto loan portfolio were partially offset by growth in U.S. and non-U.S. commercial and industrial loans. Average deposits increased $5.8 billion, or two percent, as balances continued to grow from excess market liquidity, growth in international balances and limited alternative investment options.

The return on average economic capital increased due to a decrease in average economic capital and higher net income. Average economic capital decreased seven percent primarily due to a reduction in credit risk.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income decreased $417 million to $4.3 billion driven by an increase in the provision for credit losses and a decrease in revenue, partially offset by lower noninterest expense. Revenue decreased $429 million, or three percent, primarily due to lower investment banking fees, lower net interest income as a result of spread compression and the benefit from accretion on certain acquired portfolios in the prior-year period, partially offset by the impact of higher average loan and deposit balances and gains from certain legacy portfolios.

The provision for credit losses was a benefit of $283 million compared to a benefit of $862 million for the same period in 2011 primarily driven by the same factors as described in the three-month discussion above as well as the accelerated rate of loan resolutions in the commercial real estate portfolio in the prior-year period.

Noninterest expense decreased $384 million, or six percent, to $6.4 billion primarily driven by the same factors as described in the three-month discussion above.

Average loans and leases increased $9.0 billion, or three percent, primarily driven by growth in U.S. and non-U.S. commercial and industrial loans in large corporate, middle market and trade finance, partially offset by managed reductions in commercial real estate. Average deposits increased $6.9 billion, or three percent, primarily driven by the same factors as described in the three-month discussion above.

The return on average economic capital increased marginally as a decrease in average economic capital was partially offset by lower net income. Average economic capital decreased primarily due to a reduction in credit risk. For more information regarding economic capital, see Supplemental Financial Data on page 19.

Global Corporate and Global Commercial Banking

Global Corporate and Global Commercial Banking includes Global Treasury Services and Business Lending activities. Global Treasury Services includes deposit, treasury management, credit card, foreign exchange, short-term investment and custody solutions to corporate and commercial banking clients. Business Lending includes various loan-related products and services including commercial loans, leases, commitment facilities, trade financing, real estate lending, asset-based lending and indirect consumer loans. The table below presents a summary of Global Corporate and Global Commercial Banking results.

Global Corporate and Global Commercial Banking
	Three Months Ended September 30
	Global Corporate Banking		Global Commercial Banking		Total
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Revenue
Global Treasury Services	$649	$617	$881	$864	$1,530	$1,481
Business Lending	779	775	1,137	1,161	1,916	1,936
Total revenue, net of interest expense	$1,428	$1,392	$2,018	$2,025	$3,446	$3,417

Average
Total loans and leases	$107,300	$106,369	$159,206	$160,779	$266,506	$267,148
Total deposits	116,064	114,130	136,128	132,215	252,192	246,345

	Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011
Revenue
Global Treasury Services	$1,913	$1,875	$2,731	$2,649	$4,644	$4,524
Business Lending	2,509	2,547	3,400	3,750	5,909	6,297
Total revenue, net of interest expense	$4,422	$4,422	$6,131	$6,399	$10,553	$10,821

Average
Total loans and leases	$109,526	$98,129	$160,577	$162,501	$270,103	$260,630
Total deposits	110,148	109,311	132,851	126,792	242,999	236,103

Period end
Total loans and leases	$107,897	$110,752	$162,541	$161,811	$270,438	$272,563
Total deposits	122,551	106,394	137,433	130,115	259,984	236,509

Global Corporate and Global Commercial Banking revenue was relatively unchanged for the three months ended September 30, 2012 and decreased $268 million to $10.6 billion for the nine months ended September 30, 2012 compared to the same periods in 2011.

Global Treasury Services revenue increased $32 million in Global Corporate Banking and $17 million in Global Commercial Banking for the three months ended September 30, 2012 as growth in U.S. and non-U.S. deposit volumes was offset by the impact of the low rate environment. Global Treasury Services revenue increased $38 million in Global Corporate Banking and $82 million in Global Commercial Banking for the nine months ended September 30, 2012 primarily driven by the same factors.

Business Lending revenue in Global Corporate Banking was relatively unchanged for the three months ended September 30, 2012 as gains in the fair value option loan book were offset by lower net interest income. Business Lending revenue in Global Corporate Banking declined $38 million for the nine months ended September 30, 2012 from lower net interest income impacted by the low rate environment and lower accretion on acquired portfolios, partially offset by the gains in the fair value option loan book. Business Lending revenue declined $24 million and $350 million in Global Commercial Banking for the three and nine months ended September 30, 2012 as managed reductions of commercial real estate criticized assets and run-off of a liquidating auto loan portfolio, and lower accretion on acquired portfolios were partially offset by increases in the commercial and industrial loan portfolio.

Average loans and leases in Global Corporate and Global Commercial Banking were relatively unchanged for the three months ended September 30, 2012 and increased four percent for the nine months ended September 30, 2012 compared to the same periods in 2011. Growth in U.S. and non-U.S. commercial and industrial loans driven by continued international demand and improved domestic momentum was partially offset by managed reductions of commercial real estate criticized assets and run-off of a liquidating auto loan portfolio. Average deposits in Global Corporate and Global Commercial Banking increased two and three percent for the three and nine months ended September 30, 2012 as balances continued to grow due to excess market liquidity, international growth and limited alternative investment options.

Investment Banking

Client teams and product specialists underwrite and distribute debt, equity and other loan products, and provide advisory services and tailored risk management solutions. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by and involvement of each segment. To provide a complete discussion of our consolidated investment banking income, the table below presents total Corporation investment banking income as well as the portion attributable to Global Banking.

Investment Banking Fees
	Three Months Ended September 30				Nine Months Ended September 30
	Global Banking		Total Corporation		Global Banking		Total Corporation
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Products
Advisory	$206	$260	$221	$273	$710	$918	$764	$975
Debt issuance	341	227	867	511	935	1,034	2,291	2,294
Equity issuance	115	129	279	320	300	479	776	1,191
Gross investment banking fees	662	616	1,367	1,104	1,945	2,431	3,831	4,460
Self-led	(5)	(76)	(31)	(162)	(30)	(113)	(132)	(256)
Total investment banking fees	$657	$540	$1,336	$942	$1,915	$2,318	$3,699	$4,204

Total Corporation investment banking fees, excluding self-led deals, increased $394 million, or 42 percent, and decreased $505 million, or 12 percent, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. Fees for the three-month period increased primarily due to strong performance in capital markets underwriting activity during the quarter. Fees for the nine-month period decreased primarily driven by lower equity underwriting and advisory fees due and an overall decline in global fee pools.

Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Net interest income (FTE basis)	$846	$925	(9)%	$2,294	$2,819	(19)%
Noninterest income:
Investment and brokerage services	425	584	(27)	1,380	1,788	(23)
Investment banking fees	553	438	26	1,546	1,788	(14)
Trading account profits	1,238	1,420	(13)	4,981	6,048	(18)
All other income (loss)	44	(73)	n/m	463	537	(14)
Total noninterest income	2,260	2,369	(5)	8,370	10,161	(18)
Total revenue, net of interest expense (FTE basis)	3,106	3,294	(6)	10,664	12,980	(18)

Provision for credit losses	21	3	n/m	(13)	(38)	(66)
Noninterest expense	2,545	2,966	(14)	8,333	9,343	(11)
Income before income taxes	540	325	66	2,344	3,675	(36)
Income tax expense (FTE basis)	899	878	2	1,444	1,922	(25)
Net income (loss)	$(359)	$(553)	(35)	$900	$1,753	(49)

Return on average allocated equity	n/m	n/m		6.87%	9.92%
Return on average economic capital	n/m	n/m		9.42	12.39
Efficiency ratio (FTE basis)	81.95%	90.02%		78.15	71.97

Balance Sheet

Average
Total trading-related assets (1)	$462,138	$489,172	(6)	$456,932	$481,925	(5)
Total earning assets (1)	446,934	445,431	—	438,640	456,102	(4)
Total assets	584,332	604,333	(3)	574,993	603,083	(5)
Allocated equity	17,068	21,609	(21)	17,504	23,636	(26)
Economic capital	12,417	16,954	(27)	12,868	19,020	(32)

Period end				September 30 2012	December 31 2011
Total trading-related assets (1)				$455,161	$397,876	14
Total earning assets (1)				445,210	372,851	19
Total assets				583,203	501,824	16

(1)	Trading-related assets include assets which are not considered earning assets (i.e., derivative assets).

Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, commercial paper, MBS, commodities and asset-backed securities (ABS). In addition, the economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking based on the activities performed by each segment. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For additional information on investment banking fees on a consolidated basis, see page 48.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The net loss decreased $194 million to $359 million. Net DVA losses were $582 million compared to net DVA gains of $1.7 billion. Excluding net DVA, the current-year period reflected net income of $8 million, an increase of $1.6 billion primarily driven by higher sales and trading revenue. Investment banking fees rose $115 million to $553 million due to an increase in capital markets underwriting activity. Noninterest expense decreased $421 million, or 14 percent, to $2.5 billion due to lower personnel-related expenses and operational costs. Income tax expense included a $781 million charge for remeasurement of certain deferred tax assets due to decreases in the U.K. corporate tax rate compared to a similar charge of $774 million in the prior-year period.

Average economic capital decreased due to a decline in trading risk primarily due to lower trading-related balances.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income decreased $853 million to $900 million. Net DVA losses were $2.2 billion compared to net DVA gains of $1.5 billion. Excluding net DVA, net income increased $1.4 billion to $2.3 billion primarily driven by higher sales and trading revenue. Investment banking fees decreased $242 million to $1.5 billion primarily driven by lower equity underwriting fees due to an overall decline in the global fee pools. Noninterest expense decreased $1.0 billion, or 11 percent, to $8.3 billion due to a reduction in personnel-related expenses, brokerage, clearing and exchange fees, and operational costs.

Average earning assets decreased $17.5 billion to $438.6 billion driven by the movement of certain equity securities to non-earning trading-related assets. At September 30, 2012, period-end earning assets were $445.2 billion, an increase of $72.4 billion from December 31, 2011 primarily due to client activity resulting in increases in trading-related assets and securities borrowed transactions.

Average economic capital decreased due to the same factor as described in the three-month discussion above. The return on average economic capital decreased due primarily to lower net income. For more information regarding economic capital, see Supplemental Financial Data on page 19.

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

Sales and Trading Revenue (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Sales and trading revenue
Fixed income, currencies and commodities	$2,000	$2,058	$7,261	$8,089
Equity income	664	957	2,330	3,273
Total sales and trading revenue	$2,664	$3,015	$9,591	$11,362

Sales and trading revenue, excluding net DVA
Fixed income, currencies and commodities	$2,534	$553	$9,219	$6,800
Equity income	712	753	2,544	3,087
Total sales and trading revenue, excluding net DVA	$3,246	$1,306	$11,763	$9,887

(1)
Includes a FTE adjustment of $58 million and $163 million for the three and nine months ended September 30, 2012 compared to $46 million and $145 million for the same periods in 2011. For additional information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $111 million and $473 million for the three and nine months ended September 30, 2012 compared to $159 million and $170 million for the same periods in 2011.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Fixed income, currencies and commodities (FICC) revenue decreased $58 million, or three percent, to $2.0 billion including net DVA. Net DVA losses included in FICC revenue were $534 million compared to net DVA gains of $1.5 billion in the year-ago period. Excluding net DVA, FICC revenue increased $2.0 billion to $2.5 billion due to an improved global economic climate resulting in tightening of spreads in the credit markets and increased investor confidence. Equity income decreased $293 million, or 31 percent, to $664 million including net DVA. Net DVA losses included in equity income were $48 million compared to net DVA gains of $204 million in the year-ago period. Excluding net DVA, equity income decreased $41 million, or five percent, to $712 million as volumes remained at low levels impacting commissions. Sales and trading revenue included total commissions and brokerage fee revenue of $425 million ($409 million from equities and $16 million from FICC) for the three months ended September 30, 2012 and $584 million ($557 million from equities and $27 million from FICC) for the three months ended September 30, 2011. The $159 million decrease in commissions and brokerage fee revenue was primarily due to lower market volumes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

FICC revenue decreased $828 million, or 10 percent, to $7.3 billion including net DVA. Net DVA losses included in FICC revenue were $2.0 billion compared to net DVA gains of $1.3 billion in the year-ago period. Excluding net DVA, FICC revenue increased $2.4 billion, or 36 percent, to $9.2 billion primarily driven by our rates and currencies business as a result of stronger client flows and improved positioning, a gain on the sale of an equity investment in our mortgage business as well as improvement in the credit markets and trading environment due to the same factors described in the three-month discussion above. This was partially offset by our exit from the stand-alone proprietary trading business in June 2011. Equity income decreased $943 million, or 29 percent, to $2.3 billion including net DVA in the year-ago period. Net DVA losses included in equity income were $214 million compared to net DVA gains of $186 million in the year-ago period. Excluding net DVA, equity income decreased $543 million, or 18 percent, to $2.5 billion driven by the same factors described in the three-month discussion above. Sales and trading revenue included total commissions and brokerage fee revenue of $1.4 billion ($1.3 billion from equities and $41 million from FICC) for the nine months ended September 30, 2012 and $1.8 billion ($1.7 billion from equities and $83 million from FICC) for the nine months ended September 30, 2011. The $408 million decrease was due to the same factors as described in the three-month discussion above.

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Net interest income (FTE basis)	$1,458	$1,412	3%	$4,482	$4,555	(2)%
Noninterest income:
Investment and brokerage services	2,293	2,364	(3)	6,922	7,120	(3)
All other income	527	462	14	1,550	1,554	—
Total noninterest income	2,820	2,826	—	8,472	8,674	(2)
Total revenue, net of interest expense (FTE basis)	4,278	4,238	1	12,954	13,229	(2)

Provision for credit losses	61	162	(62)	154	280	(45)
Noninterest expense	3,355	3,500	(4)	10,201	10,702	(5)
Income before income taxes	862	576	50	2,599	2,247	16
Income tax expense (FTE basis)	320	214	50	960	823	17
Net income	$542	$362	50	$1,639	$1,424	15

Net interest yield (FTE basis)	2.22%	2.07%		2.29%	2.23%
Return on average allocated equity	11.42	8.06		12.14	10.72
Return on average economic capital	26.31	20.55		29.88	27.40
Efficiency ratio (FTE basis)	78.45	82.58		78.75	80.90

Balance Sheet

Average
Total loans and leases	$106,092	$102,786	3	$104,416	$101,953	2
Total earning assets	261,219	271,207	(4)	261,148	272,523	(4)
Total assets	280,840	290,974	(3)	280,893	292,562	(4)
Total deposits	253,942	255,882	(1)	252,595	256,667	(2)
Allocated equity	18,871	17,826	6	18,027	17,772	1
Economic capital	8,271	7,135	16	7,407	7,064	5

Period end				September 30 2012	December 31 2011
Total loans and leases				$107,500	$103,460	4
Total earning assets				263,674	263,501	—
Total assets				283,949	284,062	—
Total deposits				256,114	253,264	1

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

In the third quarter of 2012, the Corporation entered into an agreement to sell the GWIM international wealth management business with approximately $84 billion in client balances. The sale is subject to regulatory approval in multiple jurisdictions with the first of a series of closings expected in the first quarter of 2013. The transaction is not expected to have a significant impact on the Corporation's balance sheet, results of operations or capital ratios.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net income increased $180 million to $542 million driven by lower noninterest expense, lower provision for credit losses and higher revenue. Revenue increased $40 million, or one percent, to $4.3 billion primarily due to higher all other income driven by market origination revenue and higher net interest income driven by ALM activities. These were partially offset by lower investment and brokerage services revenue due to lower transactional activity. Noninterest expense decreased $145 million, or four percent, to $3.4 billion driven by lower FDIC expense, lower support and personnel costs, and other expense reductions, partially offset by continued investment in the business.

The provision for credit losses decreased $101 million to $61 million due to lower delinquencies and improving portfolio trends within the residential mortgage portfolio.

Revenue from MLGWM was $3.6 billion, up one percent, driven by higher net interest income due to ALM activities. Revenue from U.S. Trust was relatively unchanged at $627 million, as higher net interest income was largely offset by lower noninterest income.

The return on average economic capital increased as higher net income more than offset the increase in average economic capital. Average economic capital was higher primarily due to loan growth.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net income increased $215 million to $1.6 billion driven by lower noninterest expense and lower provision for credit losses, partially offset by lower revenue. Revenue decreased $275 million, or two percent, to $13.0 billion driven by lower investment and brokerage services revenue due to lower transactional activity and lower net interest income driven by the impact of the continued low rate environment. Noninterest expense decreased $501 million, or five percent, to $10.2 billion driven by the same factors as described in the three-month discussion above.

The provision for credit losses decreased $126 million to $154 million due to the same factors as described in the three-month discussion above.

Revenue from MLGWM was $11.0 billion, down two percent, and revenue from U.S. Trust was $1.9 billion, down four percent, driven by lower noninterest income due to lower transactional revenue, and lower net interest income.

The return on average economic capital increased due to the same factors as described in the three-month discussion above. For more information regarding economic capital, see Supplemental Financial Data on page 19.

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

Migration Summary
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Average
Total deposits — GWIM from / (to) CBB	$456	$(2,195)	$242	$(1,870)
Total loans — GWIM to CRES and the ALM portfolio	(281)	(231)	(192)	(139)
Period end
Total deposits — GWIM from / (to) CBB	$5	$(438)	$656	$(2,938)
Total loans — GWIM to CRES and the ALM portfolio	(58)	(65)	(281)	(254)

Client Balances

The table below presents client balances which consist of assets under management (AUM), client brokerage assets, assets in custody, client deposits, and loans and leases.

Client Balances by Type
(Dollars in millions)	September 30 2012	December 31 2011
Assets under management	$707,769	$647,126
Brokerage assets	1,070,785	1,024,193
Assets in custody	115,356	107,989
Deposits	256,114	253,264
Loans and leases (1)	110,862	106,672
Total client balances	$2,260,886	$2,139,244

(1)	Includes margin receivables which are classified in customer and other receivables on the Corporation's Consolidated Balance Sheet.

The increase of $121.6 billion, or six percent, in client balances was driven primarily by higher market levels and inflows into long-term AUM.

All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Net interest income (FTE basis)	$219	$8	n/m	$725	$1,377	(47)%
Noninterest income:
Card income	93	72	29%	264	375	(30)
Equity investment income	165	1,380	(88)	519	3,935	(87)
Gains on sales of debt securities	327	697	(53)	1,393	1,996	(30)
All other income (loss)	(1,844)	4,113	n/m	(4,167)	3,233	n/m
Total noninterest income (loss)	(1,259)	6,262	n/m	(1,991)	9,539	n/m
Total revenue, net of interest expense (FTE basis)	(1,040)	6,270	n/m	(1,266)	10,916	n/m

Provision for credit losses	390	1,374	(72)	2,172	5,380	(60)
Merger and restructuring charges	—	176	n/m	—	537	n/m
All other noninterest expense	1,336	581	130	4,485	2,909	54
Income (loss) before income taxes	(2,766)	4,139	n/m	(7,923)	2,090	n/m
Income tax benefit (FTE basis)	(1,220)	(535)	128	(3,441)	(1,298)	165
Net income (loss)	$(1,546)	$4,674	n/m	$(4,482)	$3,388	n/m

Balance Sheet

Average
Loans and leases:
Residential mortgage	$211,018	$230,094	(8)	$216,652	$227,732	(5)
Non-U.S. credit card	13,329	25,434	(48)	13,706	26,767	(49)
Discontinued real estate	9,948	11,871	(16)	10,322	12,403	(17)
Other	15,536	19,354	(20)	16,387	20,723	(21)
Total loans and leases	249,831	286,753	(13)	257,067	287,625	(11)
Total assets (1)	276,710	355,705	(22)	299,630	380,958	(21)
Total deposits	26,742	52,742	(49)	32,518	50,201	(35)
Allocated equity (2)	86,563	68,672	26	85,689	70,594	21

Period end				September 30 2012	December 31 2011
Loans and leases:
Residential mortgage				$207,300	$224,654	(8)
Non-U.S. credit card				13,319	14,418	(8)
Discontinued real estate				9,876	11,095	(11)
Other				15,760	17,455	(10)
Total loans and leases				246,255	267,622	(8)
Total assets (1)				263,967	309,578	(15)
Total deposits				24,960	32,834	(24)

(1)
For presentation purposes, in segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated equity. Such allocated assets were $539.0 billion and $522.6 billion for the three and nine months ended September 30, 2012 compared to $509.8 billion and $499.3 billion for the same periods in 2011, and $539.0 billion and $495.3 billion at September 30, 2012 and December 31, 2011.

(2)
Represents the economic capital assigned to All Other as well as the remaining portion of equity not specifically allocated to the business segments. Allocated equity increased due to the disposition of certain assets, as previously disclosed.

n/m = not meaningful

All Other consists of ALM activities, equity investments, liquidating businesses and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, gains/losses on structured liabilities, and the impact of certain allocation methodologies and accounting hedge ineffectiveness. For more information on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 139. Equity investments includes Global Principal Investments (GPI) which is comprised of a diversified portfolio of equity, real estate and other alternative investments. These investments are made either directly in a company or held through a fund with related income recorded in equity investment income. Equity investments also includes strategic investments, which include our investment in CCB in which we currently hold approximately one percent of the outstanding common shares, and certain other investments. Other includes certain residential mortgage and discontinued real estate loans that are managed by Legacy Assets & Servicing within CRES.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The decrease to a net loss of $1.5 billion compared to net income of $4.7 billion was primarily due to negative fair value adjustments on structured liabilities of $1.3 billion related to the improvement in our credit spreads during the 2012 period compared to positive fair value adjustments of $4.5 billion in the same period in 2011 and a $1.2 billion decrease in equity investment income. Partially offsetting these items was a $1.0 billion reduction in the provision for credit losses. Equity investment income decreased as the year-ago quarter included a $3.6 billion gain on the sale of a portion of our investment in CCB, partially offset by $2.2 billion of net losses related to equity and strategic investments other than CCB.

Noninterest expense increased $755 million due to higher litigation expense primarily related to the costs associated with the previously announced Merrill Lynch Class Action Settlement and other litigation. For additional information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements. Excluding litigation expense, noninterest expense decreased compared to the same period in 2011. There were no merger and restructuring expenses for the three months ended September 30, 2012 compared to $176 million in the same period in 2011.

The provision for credit losses decreased $1.0 billion to $390 million primarily driven by continued improvement in credit quality in the residential mortgage portfolio, as well as the sale of the Canadian consumer credit card portfolio in the same period in 2011 and improvements in delinquencies in the remaining non-U.S. credit card portfolio.

The income tax benefit was $1.2 billion compared to a benefit of $535 million and changed primarily as a result of a pre-tax loss compared to pre-tax income, partially offset by the absence of prior-year benefits for a valuation allowance reduction and the recognition of certain deferred tax assets and recurring tax preference items.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The decrease to a net loss of $4.5 billion compared to net income of $3.4 billion was primarily due to negative fair value adjustments on structured liabilities of $4.7 billion related to the improvement in our credit spreads during the 2012 period compared to $4.1 billion of positive fair value adjustments in the same period in 2011 and a $3.4 billion decrease in equity investment income. Partially offsetting these items was a $3.2 billion reduction in the provision for credit losses and $1.7 billion of net gains resulting from repurchases of certain debt and trust preferred securities in 2012. The decrease in equity investment income was a result of the same factors described in the three-month discussion above and also included an $836 million CCB dividend and a $377 million gain on the sale of an equity investment, partially offset by an additional impairment write-down of $500 million on our merchant services joint venture in the nine-month period in 2011.

Noninterest expense increased $1.6 billion driven by the same factors as described in the three-month discussion above, partially offset by a decrease in personnel expense. There were no merger and restructuring expenses for the nine months ended September 30, 2012 compared to $537 million in the same period in 2011.

The provision for credit losses decreased $3.2 billion to $2.2 billion driven by the same factors described in the three-month discussion above as well as lower provision related to the Countrywide PCI discontinued real estate and residential mortgage portfolios.

The income tax benefit was $3.4 billion compared to a benefit of $1.3 billion and changed primarily due to the same factors as described in the three-month discussion above.

Equity Investment Activity

The tables below present the components of equity investments in All Other at September 30, 2012 and December 31, 2011, and also a reconciliation to the total consolidated equity investment income for the three and nine months ended September 30, 2012 and 2011.

Equity Investments
(Dollars in millions)			September 30 2012	December 31 2011
Global Principal Investments			$3,674	$5,659
Strategic and other investments			1,847	1,343
Total equity investments included in All Other			$5,521	$7,002

Equity Investment Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Global Principal Investments	$156	$(1,580)	$422	$188
Strategic and other investments	9	2,960	97	3,747
Total equity investment income included in All Other	165	1,380	519	3,935
Total equity investment income included in the business segments	73	66	852	198
Total consolidated equity investment income	$238	$1,446	$1,371	$4,133

Equity investments included in All Other decreased $1.5 billion at September 30, 2012 compared to December 31, 2011, with the decrease due to sales in the GPI portfolio. In connection with the Corporation's strategy to reduce risk-weighted assets, we sold certain investments, including related commitments. GPI had unfunded equity commitments of $237 million and $710 million at September 30, 2012 and December 31, 2011 related to certain investments. The increase in equity investment income in the business segments for the nine months ended September 30, 2012 was primarily driven by gains on the sale of an equity investment in Global Markets.

At September 30, 2012 and December 31, 2011, we owned 2.0 billion shares representing approximately one percent of CCB. In the three months ended September 30, 2012, because the sales restrictions on these shares will expire within one year, these securities were accounted for as AFS marketable equity securities and carried at fair value. As a result, a pre-tax unrealized gain of $512 million, or $323 million after-tax, is reflected in accumulated OCI. At September 30, 2012, the cost basis was $716 million and the carrying value and the fair value were $1.2 billion. During the three months ended September 30, 2011, we sold 13.1 billion common shares of our investment in CCB and recorded a gain of $3.6 billion.

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

Representations and Warranties

We securitize first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by Government National Mortgage Association (GNMA) in the case of the Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, U.S. Department of Housing and Urban Development (HUD) with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that we may receive.

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

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Complex Accounting Estimates – Representations and Warranties on page 149. Additionally, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Representations and Warranties Bulk Settlement Actions

We have settled, or entered into agreements to settle, certain bulk representations and warranties claims with a trustee (the Trustee) for certain legacy Countrywide private-label securitization trusts (the BNY Mellon Settlement); with two monoline insurers, (1) Assured Guaranty Ltd. (the Assured Guaranty Settlement), and (2) Syncora Guarantee Inc. and Syncora Holdings, Ltd. (the Syncora Settlement); and with each of the GSEs (the GSE Agreements). We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, we have reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with the above-referenced counterparties in lieu of a loan-by-loan review process. We may reach other settlements in the future if opportunities arise on terms we believe to be advantageous. However, there can be no assurance that we will reach future settlements or, if we do, that the terms of past settlements, such as the Syncora Settlement, can be relied upon to predict the terms of future settlements. For a summary of the larger bulk settlement actions taken in 2010 and 2011 and the related impact on the representations and warranties provision and liability, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud and servicing claims, and our liability in connection with the transactions and claims not covered by these settlements could be material.

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

Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement. These include challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the institutional investor group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the 525 legacy Countrywide first-lien and five second-lien non-GSE securitization trusts (the Covered Trusts), while other motions do not make substantive objections but state that they need more information about the settlement. Parties who filed notices stating that they wished to obtain more information about the settlement include the FDIC and the Federal Housing Finance Agency.

An investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding. Several status hearings on discovery and other case administration matters have taken place. On August 10, 2012, the Court issued an order setting a schedule for discovery and other proceedings, and setting May 2, 2013 as the date for the final court hearing on the settlement to begin. We are not a party to the proceeding.

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

If final court approval is not obtained by December 31, 2015, we and legacy Countrywide may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if Covered Trusts representing an unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, we and legacy Countrywide have the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement.

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that ongoing costs we will incur in connection with the BNY Mellon Settlement process will not be higher than we currently anticipate, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that we and legacy Countrywide will not determine to withdraw from the settlement. If final court approval is not obtained or if we and legacy Countrywide determine to withdraw from the BNY Mellon Settlement in accordance with its terms, our future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals as described under Experience with Investors Other than Government-sponsored Enterprises on page 65. For more information about the risks associated with the BNY Mellon Settlement, see Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Syncora Settlement

On July 17, 2012, we, including certain of our affiliates, entered into an agreement with Syncora Guarantee Inc. and Syncora Holdings, Ltd. (Syncora) to resolve all of the monoline insurer's outstanding and potential claims related to alleged representations and warranties breaches involving eight first- and six second-lien private-label securitization trusts where Syncora provided financial guarantee insurance. The agreement, among other things, also resolves historical loan servicing issues and other potential liabilities to Syncora with respect to these trusts. The agreement covers the five second-lien private-label securitization trusts that were the subject of litigation and nine other first- and second-lien private-label securitization trusts, which had an original principal balance of first-lien mortgages of approximately $9.6 billion and second-lien mortgages of approximately $7.7 billion. As of June 30, 2012, $3.0 billion of loans in these first-lien trusts and $1.4 billion of loans in these second-lien trusts had defaulted or were 180 days or more past due (severely delinquent). The agreement provided for a cash payment of $375 million to Syncora. In addition, the parties entered into securities transfers and purchase transactions in connection with the settlement in order to terminate certain other relationships among the parties. The total cost to the Corporation was approximately $400 million and was fully accrued by the Corporation at June 30, 2012.

Unresolved Claims Status

Unresolved Repurchase Claims

At September 30, 2012, the total notional amount of our unresolved representations and warranties repurchase claims was approximately $25.5 billion compared to $12.6 billion at December 31, 2011. These repurchase claims do not include any repurchase claims related to the Covered Trusts. Unresolved repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. For a table of unresolved repurchase claims, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved claims balance until resolution. We expect unresolved repurchase claims to continue to increase due to, among other things, our differences with Fannie Mae (FNMA) regarding our interpretation of the governing contracts, ongoing litigation with monoline insurers, the continuing submission of claims related to private-label securitizations, combined with the quality of such claims, and the lack of an established process to resolve disputes related to such claims.

The notional amount of unresolved GSE repurchase claims totaled $12.3 billion at September 30, 2012. We continued to experience elevated levels of new claims from FNMA, including claims related to loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans which defaulted more than 18 months prior to the repurchase request. Unresolved claims from FNMA totaled $11.5 billion at September 30, 2012, including $8.6 billion of claims related to loans on which the borrower has made at least 25 payments. During the nine months ended September 30, 2012, we received $8.7 billion of claims from FNMA, including $7.1 billion of claims related to loans originated between 2005 and 2007. For the claims related to originations between 2005 and 2007, $5.8 billion were related to loans on which the borrower had made at least 25 payments, including $2.9 billion related to loans on which the borrower had made at least 37 payments. Historically, for those claims that have been approved for repurchase from the GSEs, our loss severity rate on loans originated between 2004 and 2008 has averaged approximately 55 percent of the claim amount, which may or may not be predictive of future loss severity rates. We continue to believe that our interpretation of the governing contracts is consistent with past practices between the parties and our contractual obligations.

The notional amount of unresolved monoline repurchase claims totaled $2.6 billion at September 30, 2012 compared to $3.1 billion at December 31, 2011. The decrease in unresolved claims was driven by resolution of claims through the Syncora Settlement. We have had limited loan-level repurchase claims experience with monoline insurers due to ongoing litigation. We have reviewed and declined to repurchase $2.4 billion of the unresolved claims at September 30, 2012 based on an assessment of whether a breach exists that materially and adversely affected the insurer's interest in the mortgage loan and are still in the process of reviewing the remaining $183 million of these claims. Further, in our experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation.

The notional amount of unresolved claims from private-label securitization trustees, third-party securitization sponsors, whole-loan investors and others increased to $10.5 billion at September 30, 2012 compared to $3.3 billion at December 31, 2011. The increase in the notional amount of unresolved claims is primarily due to increases in the submission of claims by private-label securitization trustees and a third-party securitization sponsor, claim quality and the lack of an established process to resolve disputes related to these claims. We anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in our representations and warranties liability at that time. We expect unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees and third-party securitization sponsors and there is not an established process for the ultimate resolution of claims on which there is a disagreement. At least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans sold to non-GSE securitizations or as whole loans between 2004 and 2008.

During the three months ended September 30, 2012, we received $5.0 billion in new repurchase claims, including $2.7 billion submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, $1.0 billion from whole-loan investors, primarily third-party securitization sponsors, $983 million submitted by private-label securitization trustees and $237 million submitted by monolines. During the three months ended September 30, 2012, $2.2 billion in claims were resolved, primarily with the GSEs and through the Syncora Settlement. Of the claims resolved, $1.9 billion were resolved through rescissions and $322 million were resolved through mortgage repurchases and make-whole payments.

During the nine months ended September 30, 2012, we received $17.9 billion in new repurchase claims, including $10.1 billion submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, $6.2 billion submitted by private-label securitization trustees, $1.3 billion from whole-loan investors, primarily third-party securitization sponsors, and $295 million submitted by monolines. During the nine months ended September 30, 2012, $5.0 billion in claims were resolved, primarily with the GSEs and through the Syncora Settlement. Of the claims resolved, $3.5 billion were resolved through rescissions and $1.5 billion were resolved through mortgage repurchases and make-whole payments. For more information on repurchase claims received from the GSEs, monoline insurers, private-label securitization trustees, whole-loan investors and others, and the resolution of such claims, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

In addition and not included in total unresolved repurchase claims of $25.5 billion, we have received repurchase demands from private-label securitization investors and a master servicer where we believe the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $1.7 billion at both September 30, 2012 and December 31, 2011. At December 31, 2011, the $1.7 billion of demands outstanding were related to the BNY Mellon Settlement of which $1.4 billion were subsequently resolved through the dismissal of a lawsuit as discussed below. At September 30, 2012, the outstanding demands were comprised of $1.4 billion in claims received during the nine months ended September 30, 2012 and approximately $300 million related to the BNY Mellon Settlement. We do not believe that the $1.7 billion in demands outstanding at September 30, 2012 are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

A claimant, Walnut Place (11 entities with the common name Walnut Place, including Walnut Place LLC, and Walnut Place II LLC through Walnut Place XI LLC) had filed two lawsuits against the Corporation relating to $1.4 billion of the $1.7 billion in demands outstanding at December 31, 2011. Following determination by the courts that the governing agreements bar repurchase claims by certificateholders and the consequent dismissal of Walnut Place's first lawsuit, the parties stipulated in July 2012 to the dismissal of Walnut Place's second lawsuit (and these demands were accordingly removed from our outstanding demands balance). If the BNY Mellon Settlement is approved by the court, the remaining repurchase demands related to loans underlying securitizations included in the BNY Mellon Settlement will be resolved by the settlement.

Open Mortgage Insurance Rescission Notices

In addition to repurchase claims, we receive notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the amount of such notices has remained elevated. At September 30, 2012, we had approximately 111,000 open MI rescission notices compared to 90,000 at December 31, 2011. As of September 30, 2012, 29 percent of the MI rescission notices received have been resolved. Of those resolved, 21 percent were resolved through our acceptance of the MI rescission, 54 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 25 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of September 30, 2012, 71 percent of the MI rescission notices we have received have not yet been resolved. Of those not yet resolved, 44 percent are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve our legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. We are in the process of reviewing 37 percent of the remaining open MI rescission notices, and we have reviewed and are contesting the MI rescission with respect to 63 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 37 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

In 2011, FNMA issued an announcement requiring servicers to report all MI rescission notices with respect to loans sold to FNMA and confirmed FNMA's view of its position that a mortgage insurance company's issuance of a MI rescission notice constitutes a breach of the lender's representations and warranties and permits FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA's loss even if the lender is contesting the MI rescission notice. According to FNMA's announcement, through June 30, 2012, lenders had 90 days to appeal FNMA's repurchase request and 30 days (or such other time frame specified by FNMA) to appeal after that date. We also expect that in many cases, particularly in the context of individual or bulk rescissions being contested through litigation, we will not be able to resolve MI rescission notices with the mortgage insurance companies before the expiration of the appeal period prescribed by the FNMA announcement. We have informed FNMA that we do not believe that the new policy is valid under our contracts with FNMA, and that we do not intend to repurchase loans under the terms set forth in the new policy. Our pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices increased to $2.2 billion at September 30, 2012 from $1.2 billion at December 31, 2011. Approximately 76 percent of this increase relates to loans for which the borrower has made at least 25 payments. If we are required to abide by the terms of FNMA's stated policy regarding MI rescission notices, the amount of loans we are required to repurchase could increase, and if it does, our representations and warranties liability will increase. For additional information on the FNMA policy, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. Additionally, see Off-Balance Sheet Arrangements and Contractual Obligations – Government-sponsored Enterprises Experience on page 37 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Representations and Warranties Liability

The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Corporation's Consolidated Balance Sheet and the related provision is included in mortgage banking income. Our estimates of the liability for representations and warranties exposure and the corresponding range of possible loss are based on currently available information, significant judgment and a number of other factors that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for information related to the sensitivity of the assumptions used to estimate our liability for obligations under representations and warranties, see Complex Accounting Estimates – Representations and Warranties on page 149.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not consider any losses related to litigation matters disclosed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements or Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations, except as such losses are included as potential costs of the BNY Mellon Settlement, potential securities law or fraud claims or potential indemnity or other claims against us, including claims related to loans insured by the FHA. We are not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against us, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, however, such loss could be material.

At September 30, 2012 and December 31, 2011, the liability for representations and warranties and corporate guarantees was $16.3 billion and $15.9 billion. For the three and nine months ended September 30, 2012, the representations and warranties and corporate guarantees provision was $307 million and $984 million compared to $278 million and $15.3 billion for the same periods in 2011. The provision in the three months ended September 30, 2012 included provision related to non-GSE exposures where it was determined that the loss was probable based on recent activity with certain counterparties and, to a lesser extent, GSE exposures. The decrease in the provision for the nine months ended September 30, 2012 was primarily due to a higher provision in the prior-year period attributable to the BNY Mellon Settlement, other non-GSE exposures, and to a lesser extent, GSE exposures. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties Liability on page 35 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Estimated Range of Possible Loss

Our estimated liability at September 30, 2012 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including our historical claims experience with the GSEs, our understanding of our agreements with the GSEs and, for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from historical experience or our understandings, interpretations or assumptions.

Over time, FNMA's repurchase requests, standards for rescission of repurchase requests and resolution processes have become inconsistent with its own past conduct and with the Corporation's interpretation of the parties' contractual obligations. While we are seeking to resolve our differences with FNMA, whether we will be able to achieve a resolution of these differences on acceptable terms and the timing and cost thereof continues to be subject to significant uncertainty. Due to this uncertainty, we have not previously been able to reasonably estimate the range of possible loss in excess of the recorded liability for GSE loans. However, as a result of continued dialogue and discussions with FNMA, we have obtained additional information from which we are able to determine a reasonable estimate of a range of possible loss for representations and warranties exposures in excess of our recorded representations and warranties liability for the GSEs as of September 30, 2012.

In the case of private-label securitizations, our estimate of the representations and warranties liability and the corresponding range of possible loss considers, among other things, repurchase experience based on the BNY Mellon Settlement with the Bank of New York Mellon as trustee, adjusted to reflect differences between the 525 legacy Countrywide first-lien and five second-lien non-GSE securitization trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Where relevant, we also take into account more recent experience, such as increased claims and other facts and circumstances, such as bulk settlements, as we believe appropriate.

We believe that our representations and warranties liability recorded as of September 30, 2012 provides for a substantial portion of our representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where we have little to no claim experience. We currently estimate that the range of possible loss for all representations and warranties exposures could be up to $6 billion over accruals at September 30, 2012 compared to $5 billion over accruals at June 30, 2012 for only non-GSE representations and warranties exposures. The increase in the range of possible loss from June 30, 2012 is the net impact of, among other changes, updated assumptions, the inclusion of GSE representations and warranties exposures and other developments. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change. For additional information about the methodology used to estimate the representations and warranties liability and the corresponding range of possible loss, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding continued differences with FNMA concerning each party's interpretation of the requirements of the governing contracts, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss. Additionally, if court rulings related to monoline litigation, including one related to us, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. For additional information regarding these issues, see MBIA litigation in Litigation and Regulatory Matters in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

Government-sponsored Enterprises Experience

Our current repurchase claims experience with the GSEs is concentrated in the 2004 through 2008 vintages where we believe that our exposure to representations and warranties liability is most significant. Our repurchase claims experience related to loans originated prior to 2004 has not been significant and we believe that changes made to our operations and underwriting policies have reduced our exposure related to loans originated after 2008.

Bank of America and legacy Countrywide sold approximately $1.1 trillion of loans originated from 2004 through 2008 to the GSEs. As of September 30, 2012, 12 percent of the original funded balance of loans in these vintages have defaulted or are 180 days or more past due (severely delinquent). At least 25 payments have been made on approximately 66 percent of severely delinquent or defaulted loans. As of September 30, 2012, we have received $41.4 billion in repurchase claims associated with these vintages, representing approximately four percent of the original funded balance of loans sold to the GSEs in these vintages. We have resolved $28.8 billion of these claims with a net loss experience of approximately 30 percent, after considering the effect of collateral. Our collateral loss severity rate on approved repurchases has averaged approximately 55 percent. In addition, $839 million of claims were extinguished as a result of the agreement with Freddie Mac (FHLMC) in 2010.

Table 15 highlights our experience with the GSEs related to loans originated from 2004 through 2008.

Table 15
Overview of GSE Balances - 2004-2008 Originations
	Legacy Originator
(Dollars in billions)	Countrywide	Other	Total	Percent of Total
Original funded balance	$846	$272	$1,118
Principal payments	(493)	(171)	(664)
Defaults	(71)	(12)	(83)
Total outstanding balance at September 30, 2012	$282	$89	$371
Outstanding principal balance 180 days or more past due (severely delinquent)	$40	$10	$50
Defaults plus severely delinquent	111	22	133
Payments made by borrower
Less than 13			$15	11%
13-24			30	23
25-36			33	25
More than 36			55	41
Total payments made by borrower			$133	100%

Unresolved GSE representations and warranties claims (all vintages)
As of December 31, 2011			$6.3
As of September 30, 2012			12.3
Cumulative GSE representations and warranties losses (2004-2008 vintages)			$9.8

We continued to experience elevated levels of new claims from FNMA, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans which defaulted more than 18 months prior to the repurchase request. Over time the criteria and the processes by which FNMA is ultimately willing to resolve claims have changed in ways that are unfavorable to us. In light of our disagreements with FNMA, we have adopted repurchase guidelines in order to be more consistent with past practices between the parties and with our understanding of our contractual obligations. These developments have resulted in an increase in claims outstanding from the GSEs to $12.3 billion at September 30, 2012 from $6.3 billion at December 31, 2011. Outstanding claims related to loans on which the borrower had made at least 25 payments totaled $9.2 billion at September 30, 2012 compared to $3.7 billion at December 31, 2011. We expect outstanding claims to continue to increase until we have resolved our differences with FNMA. While we are seeking to resolve our differences with FNMA, whether we will be able to achieve a resolution of these differences on acceptable terms, and the timing and cost thereof, continues to be subject to significant uncertainty. We have repurchased and continue to repurchase loans to the extent required under the contracts that govern our relationships with the GSEs. For additional information, see Open Mortgage Insurance Rescission Notices on page 61.

Beginning in February 2012, we stopped delivering purchase money and non-Making Home Affordable (MHA) refinance first-lien residential mortgage products into FNMA MBS pools because of the expiration and mutual non-renewal of certain contractual delivery commitments and variances that permit efficient delivery of such loans to FNMA. While we continue to have a valid agreement with FNMA permitting the delivery of purchase money and non-MHA refinance first-lien residential mortgage products without such contractual variances, the delivery of such products without contractual delivery commitments and variances would involve time and expense to implement the necessary operational and systems changes and otherwise presents practical operational issues. The non-renewal of these variances was influenced, in part, by our ongoing differences with FNMA in other contexts, including repurchase claims, as discussed above. We do not expect this change to have a material impact on our CRES business, as we expect to rely on other sources of liquidity to actively extend mortgage credit to our customers including continuing to deliver such products into FHLMC MBS pools. Additionally, we continue to deliver MHA refinancing products into FNMA MBS pools and continue to engage in dialogue to attempt to address our ongoing differences with FNMA.

Experience with Investors Other than Government-sponsored Enterprises

As detailed in Table 16, legacy companies and certain subsidiaries sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans originated from 2004 through 2008 with an original principal balance of $963 billion to investors other than GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $524 billion in principal has been paid and $245 billion has defaulted or is severely delinquent at September 30, 2012. For additional information, see Experience with Investors Other than Government-sponsored Enterprises on page 38 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Table 16 details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of September 30, 2012. As shown in Table 16, at least 25 payments have been made on approximately 64 percent of the defaulted and severely delinquent loans. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of September 30, 2012, approximately 25 percent of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent. Of the original principal balance for Countrywide, $409 billion is included in the BNY Mellon Settlement and of this amount $113 billion is defaulted or severely delinquent at September 30, 2012.

Table 16
Overview of Non-Agency Securitization and Whole Loan Balances
	Principal Balance		Defaulted or Severely Delinquent
(Dollars in billions)	Original Principal Balance	Outstanding Principal Balance September 30, 2012	Outstanding Principal Balance 180 Days or More Past Due	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More than 36 Payments
By Entity
Bank of America	$100	$24	$4	$6	$10	$1	$2	$2	$5
Countrywide	716	215	66	124	190	24	44	45	77
Merrill Lynch	65	17	4	13	17	3	4	3	7
First Franklin	82	18	6	22	28	5	6	4	13
Total (1, 2)	$963	$274	$80	$165	$245	$33	$56	$54	$102
By Product
Prime	$302	$88	$13	$21	$34	$2	$6	$7	$19
Alt-A	172	61	17	33	50	7	12	12	19
Pay option	150	46	22	35	57	5	14	15	23
Subprime	245	66	26	57	83	16	19	16	32
Home equity	88	13	—	18	18	2	5	4	7
Other	6	—	2	1	3	1	—	—	2
Total	$963	$274	$80	$165	$245	$33	$56	$54	$102

(1)	Excludes transactions sponsored by Bank of America and Merrill Lynch where no representations or warranties were made.

(2)	Includes exposures on third-party sponsored transactions related to legacy entity originations.

Monoline Insurers

Legacy companies sold $184.5 billion of loans originated between 2004 and 2008 into monoline-insured securitizations, which are included in Table 16, including $103.9 billion of first-lien mortgages and $80.6 billion of second-lien mortgages. Of these balances, $48.0 billion of the first-lien mortgages and $51.3 billion of the second-lien mortgages have been paid in full and $35.1 billion of the first-lien mortgages and $17.5 billion of the second-lien mortgages have defaulted or are severely delinquent at September 30, 2012. At least 25 payments have been made on approximately 58 percent of the defaulted and severely delinquent loans. Of the first-lien mortgages sold, $39.1 billion, or 38 percent, were sold as whole loans to other institutions which subsequently included these loans with those of other originators in private-label securitization transactions in which the monolines insured one or more securities. As of September 30, 2012, we have received $6.0 billion of representations and warranties claims associated with these vintages from the monoline insurers related to the monoline-insured transactions, predominately second-lien transactions. Of these repurchase claims, $2.4 billion were resolved through the Assured Guaranty and Syncora Settlements, $816 million were resolved through repurchase or indemnification with losses of $708 million, and $126 million were rescinded by the monoline insurers or paid in full. Our limited experience with most of the monoline insurers has varied in terms of process, and experience with these counterparties has not been predictable. Our limited claims experience with the monoline insurers, other than Assured Guaranty, in the repurchase process is a result of these monoline insurers having instituted litigation against legacy Countrywide and/or Bank of America, which limits our ability to enter into constructive dialogue with these monolines to resolve the open claims.

At September 30, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $2.6 billion. We have reviewed and declined to repurchase $2.4 billion based on an assessment of whether a material breach exists and are still in the process of reviewing the remaining $183 million of these claims. At September 30, 2012, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $5.3 billion, excluding loans that had been paid in full or resolved through settlements. There will likely be additional requests for loan files in the future leading to repurchase claims. In addition, we have received claims from private-label securitization trustees and a third-party securitization sponsor related to first-lien third-party sponsored securitizations that include monoline insurance.

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

Whole Loans and Private-label Securitizations

Legacy entities, and to a lesser extent Bank of America, sold loans to investors as whole loans or via private-label securitizations. The majority of the loans sold were included in private-label securitizations, including third-party sponsored transactions. The loans sold with total principal balance of $778.2 billion, included in Table 16, were originated between 2004 and 2008, of which $424.4 billion have been paid in full and $192.4 billion are defaulted or severely delinquent at September 30, 2012. We provided representations and warranties to the whole-loan investors and these investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 65 percent of the defaulted and severely delinquent loans. We have received approximately $16.2 billion of representations and warranties claims from whole-loan investors, including third-party sponsors, and private-label securitization investors and trustees related to these vintages, including $8.2 billion from private-label securitization trustees, $7.2 billion from whole-loan investors and $817 million from one private-label securitization counterparty. In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Recent increases in new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties claims, and we believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims.

We have resolved $6.2 billion of the claims received from whole-loan investors and private-label securitization investors and trustees with losses of $1.5 billion. The majority of these resolved claims were from third-party whole-loan investors. Approximately $2.9 billion of these claims were resolved through repurchase or indemnification and $3.3 billion were rescinded by the investor. At September 30, 2012, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees and whole-loan investors was $10.1 billion. We have performed an initial review with respect to $9.4 billion of these claims and do not believe a valid basis for repurchase has been established by the claimant and are still in the process of reviewing the remaining $662 million of these claims.

Certain whole-loan investors have engaged with us in a consistent repurchase process and we have used that and other experience to record the liability related to existing and future claims from such counterparties. The BNY Mellon Settlement and recent activity with certain counterparties led to the determination that we had sufficient experience to record a liability related to our exposure on certain private-label securitizations but did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to the other private-label securitizations sponsored by third-party whole-loan investors and certain other whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Until we receive a repurchase claim, we generally have not reviewed loan files related to private-label securitizations sponsored by third-party whole-loan investors (and are not required by the governing documents to do so). Our estimated range of possible loss related to representations and warranties exposures as of September 30, 2012 included possible losses related to these whole loan sales and private-label securitizations sponsored by third-party whole-loan investors.

Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. We have received repurchase demands totaling $1.7 billion from private-label securitization investors and a master servicer where in each case we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that the demands are otherwise procedurally or substantively invalid.

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

We continue to be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current origination, servicing and foreclosure activities, including those claims not covered by the settlement agreement reached on March 12, 2012 between the Corporation, 49 state Attorneys General, HUD and certain federal agencies (National Mortgage Settlement). This scrutiny may extend beyond our pending foreclosure matters to issues arising out of alleged irregularities with respect to previously completed foreclosure activities. The current environment of heightened regulatory scrutiny may subject us to inquiries or investigations that could significantly adversely affect our reputation and result in material costs to us.

Servicing Resolution Agreements

The National Mortgage Settlement was entered by the court as a consent judgment (Consent Judgment) on April 5, 2012. The National Mortgage Settlement provides for the establishment of certain uniform servicing standards, upfront cash payments of approximately $1.9 billion to the state and federal governments and for borrower restitution, approximately $7.6 billion in borrower assistance in the form of, among other things, credits earned for principal reduction, short sales, deeds-in-lieu of foreclosure and approximately $1.0 billion of credits earned for interest rate reduction modifications. In addition, the settlement with HUD provides for an upfront cash payment of $500 million to settle certain claims related to FHA-insured loans. We will also be obligated to provide additional cash payments of up to $850 million if we fail to earn an additional $850 million of credits stemming from incremental first-lien principal reductions over a three-year period. The liability for upfront payments totaling approximately $2.4 billion was included in our litigation reserves at March 31, 2012 and these payments were made in April 2012.

The borrower assistance program is not expected to result in any incremental credit provision, as we believe that the existing allowance for credit losses is adequate to absorb any costs that have not already been recorded as charge-offs. Under the National Mortgage Settlement, the interest rate modification program will consist of interest rate reductions on first-lien loans originated prior to January 1, 2009 that have a current loan-to-value (LTV) ratio greater than 100 percent and that meet certain eligibility criteria, including the requirement that all payments due for the last twelve months have been made in a timely manner. This program commits us to forego future interest payments that we may not otherwise have agreed to forego, and no loss has been recognized in the financial statements related to such forgone interest. Due to the time required to receive borrower documentation and underwrite the modified loans, a significant number of modifications have not yet been completed. The interest rate modification program is expected to include approximately 20,000 to 25,000 loans with an aggregate unpaid principal balance of $5.4 billion to $6.8 billion. Assuming an average interest rate reduction of approximately two percent, the modifications are expected to result in a reduction of annual interest income of approximately $100 million to $130 million when the program is complete. Assuming a weighted-average loan life of approximately eight years, the fair value of loans in the program is expected to decrease by approximately $700 million to $900 million as a result of the interest rate reductions. The financial impact will vary depending on final terms of modifications offered and the rate of borrower acceptance. We do not expect loans modified under the program to be accounted for as troubled debt restructurings (TDRs). If the program is expanded to include loans that do not meet specified underwriting criteria, such as maximum debt-to-income ratios or minimum FICO scores, the modifications of such loans will be accounted for as TDRs.

We could be required to make additional payments if we fail to meet our borrower assistance and rate reduction modification commitments over a three-year period, in an amount equal to 125 percent to 140 percent of the shortfall, dependent on the two- and three-year commitment target. We also entered into agreements with several states under which we committed to perform certain minimum levels of principal reduction and related activities within those states as part of the National Mortgage Settlement, and under which we could be required to make additional payments if we fail to meet such minimum levels.

We believe that it is likely that we will meet all borrower assistance, rate reduction modification and principal reduction commitments required under the National Mortgage Settlement and, therefore, do not expect to be required to make additional cash payments. Although it is reasonably possible that the cost of fulfilling the commitments could increase, leading to an incremental credit provision, the amount of any such incremental provision is not reasonably estimable. Although we may incur additional operating costs such as servicing costs to implement parts of the National Mortgage Settlement in future periods, we do not expect that those costs will be material.

Under the terms of the National Mortgage Settlement, the federal and participating state governments agreed to release us from further liability for certain alleged residential mortgage origination, servicing and foreclosure deficiencies. In settling origination issues related to FHA-guaranteed loans originated on or before April 30, 2009, the FHA provides us and our affiliates with a release from further liability for all origination claims with respect to such loans if an insurance claim had been submitted to the FHA prior to January 1, 2012 and a release of multiple damages and penalties, but not single damages, if no such claim had been submitted.

The National Mortgage Settlement does not cover certain claims arising out of origination, securitization (including representations made to investors with respect to MBS), criminal claims, private claims by borrowers, claims by certain states for injunctive relief or actual economic damages to borrowers related to the Mortgage Electronic Registration Systems, Inc. (MERS), and claims by the GSEs (including repurchase demands), among other items. For additional information on MERS, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage Electronic Registration Systems, Inc. on page 42 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Impact of Foreclosure Delays

Foreclosure delays impact our default-related servicing costs. We believe default-related servicing costs peaked during the third quarter of 2012 and we expect them to decline in the fourth quarter of 2012, with the decline accelerating in 2013. However, unexpected foreclosure delays in 2013 could impact the rate of decline. Default-related servicing costs include costs related to resources needed for implementing new servicing standards mandated for the industry, including as part of the National Mortgage Settlement, other operational changes and operational costs due to delayed foreclosures and do not include mortgage-related assessments, waivers and similar costs related to foreclosure delays.

Other areas of our operations are also impacted by foreclosure delays. In the three and nine months ended September 30, 2012, we recorded $131 million and $530 million of mortgage-related assessments, waivers and similar costs related to foreclosure delays. We continue to disagree with the GSEs' attempt to make retroactive changes to the criteria for calculating and assessing compensatory fees for foreclosure delays. The GSEs have claimed compensatory fees significantly in excess of the amounts that we believe can be claimed under the governing contracts and legal principles. It is also possible that the delays in foreclosure sales may result in additional costs and expenses, including costs associated with the maintenance of properties or possible home price declines while foreclosures are delayed. Finally, the time to complete foreclosure sales may continue to be protracted, which may result in a greater number of nonperforming loans and increased servicing advances, and may impact the collectability of such advances and the value of our MSR asset, MBS and real estate owned properties. Accordingly, the ultimate resolution of disagreements with counterparties, delays in foreclosure sales beyond those currently anticipated, and any issues that may arise out of alleged irregularities in our foreclosure process could significantly increase the costs associated with our mortgage operations.

Mortgage-related Settlements – Servicing Matters

In connection with the BNY Mellon Settlement, Bank of America, N.A. (BANA) has agreed to implement certain servicing changes. The Trustee and BANA have agreed to clarify and conform certain servicing standards related to loss mitigation. In particular, the BNY Mellon Settlement clarifies that it is permissible to apply the same loss mitigation strategies to the Covered Trusts as are applied to BANA affiliates' held-for-investment (HFI) portfolios. This portion of the agreement was effective in the second quarter of 2011 and is not conditioned on final court approval. In connection with the National Mortgage Settlement, BANA has agreed to implement certain additional servicing changes. The uniform servicing standards established under the National Mortgage Settlement are broadly consistent with the residential mortgage servicing practices imposed by the OCC consent order; however, they are more prescriptive and cover a broader range of our residential mortgage servicing activities. Implementation of these uniform servicing standards is expected to incrementally increase costs associated with the servicing process, but is not expected to result in material delays or dislocation in the performance of our mortgage servicing obligations, including the completion of foreclosures. For additional information, see Off-Balance Sheet Arrangements and Contractual Obligations – Mortgage-related Settlements – Servicing Matters on page 42 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act) requires that all bank holding companies (BHCs) with assets greater than $50 billion submit a resolution plan to the Federal Reserve and the FDIC, and file an updated plan annually. The resolution plan is a detailed roadmap for the orderly liquidation of the BHC and material entities under a hypothetical scenario. We submitted our resolution plan to the Federal Reserve and FDIC on June 29, 2012.

The Financial Reform Act provides for new Federal regulation of the derivatives markets. As of October 12, 2012, swaps dealers conducting dealing activity with U.S. persons above a certain threshold will be required to register with the U.S. Commodity Trading Futures Commission (CFTC) on or before December 31, 2012. Upon registration, swap dealers will become subject to additional CFTC rules as and when such rules take effect. Those rules include, but are not limited to, measures that require clearing and exchange trading of certain derivatives, new capital and margin requirements for certain market participants, new reporting requirements and new business conduct requirements for derivatives under the jurisdiction of CFTC. There remains some uncertainty as to whether non-U.S. entities will be required to register as swap dealers because CFTC has not yet adopted final cross-border guidance. The ultimate impact of these regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

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

Strategic Risk Management

Strategic risk is embedded in every business and is one of the major risk categories along with credit, market, liquidity, compliance, operational and reputational risk. It is the risk that results from adverse business decisions, ineffective or inappropriate business plans, failure to respond to changes in the competitive environment, business cycles, customer preferences, product obsolescence, regulatory environment, business strategy execution and/or other inherent risks of the business including reputational and operational risk. In the financial services industry, strategic risk is elevated due to changing customer, competitive and regulatory environments. Our appetite for strategic risk is assessed within the context of the strategic plan, with strategic risks selectively and carefully considered in the context of the evolving marketplace. Strategic risk is managed in the context of our overall financial condition and assessed, managed and acted on by the Chief Executive Officer and executive management team. Significant strategic actions, such as material acquisitions or capital actions, require review and approval from the Board.

For more information on our Strategic Risk Management activities, see page 48 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Capital Management

Bank of America manages its capital position to maintain sufficient capital to support our business activities and maintain capital, risk and risk appetite at levels that are commensurate with one another. Additionally, we seek to maintain safety and soundness under adverse scenarios, take advantage of growth and strategic opportunities, maintain ready access to financial markets, remain a source of strength for its subsidiaries, and satisfy current and future regulatory capital requirements.

To determine the appropriate level of capital, we assess the results of our Internal Capital Adequacy Assessment Process (ICAAP), the current economic and market environment, and feedback from investors, rating agencies and regulators. Based upon this analysis, we set capital guidelines for Tier 1 common capital and Tier 1 capital to maintain an adequate capital position, including in a severe adverse economic scenario. We also target to maintain capital in excess of the capital required per our economic capital measurement process. For additional information, see Economic Capital on page 76. Management and the Board annually approve a comprehensive capital plan which documents the ICAAP and related results, analysis and support for the capital guidelines, and planned capital actions.

Capital management is integrated into the risk and governance processes, as capital is a key consideration in the development of the strategic plan, risk appetite and risk limits. Economic capital is allocated to each business unit and used to perform risk-adjusted return analysis at the business unit, client relationship and transaction levels.

Regulatory Capital

As a financial services holding company, we are subject to the risk-based capital guidelines (Basel 1) issued by federal banking regulators. At September 30, 2012, we operated banking activities primarily under two national bank charters: BANA and FIA Card Services, N.A. (FIA). Under these guidelines, the Corporation and its affiliated banking entities measure capital adequacy based on Tier 1 common capital, Tier 1 capital and Total capital (Tier 1 plus Tier 2 capital). Capital ratios are calculated by dividing each capital amount by risk-weighted assets. Additionally, Tier 1 capital is divided by adjusted quarterly average total assets to derive the Tier 1 leverage ratio.

The Corporation has issued notes to certain unconsolidated corporate-sponsored trust companies which issued qualifying trust preferred securities (Trust Securities) and hybrid securities. In accordance with Federal Reserve guidance, Trust Securities continue to qualify as Tier 1 capital with revised quantitative limits. As a result, at September 30, 2012, the Corporation included qualifying Trust Securities in the aggregate amount of $10.5 billion (approximately 88 bps of Tier 1 capital) in Tier 1 capital. Under one of three notices of proposed rulemaking on Basel 3 issued by U.S. banking regulatory agencies (collectively, the Basel 3 NPRs), outstanding Trust Securities will be excluded from Tier 1 capital, with the exclusion to be phased in incrementally over a four-year period, beginning January 1, 2013.

For additional information on these and other regulatory requirements, see Capital Management – Regulatory Capital on page 49 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K and Note 18 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR). The CCAR is the central element to the Federal Reserve's approach to ensuring large BHCs have thorough and robust processes for managing their capital. On January 6, 2012, we submitted our 2012 capital plan, and received results on March 13, 2012. The submitted capital plan included the ICAAP and related results, analysis and support for the capital guidelines and planned capital actions. The Federal Reserve's stress scenario projections for the Corporation estimated a minimum Tier 1 common capital ratio of 5.9 percent under severe adverse economic conditions with all proposed capital actions through the end of 2013, exceeding the five percent reference rate for all institutions involved in the CCAR. The capital plan submitted by the Corporation to the Federal Reserve did not include a request to return capital to stockholders in 2012 above the current dividend rate. The Federal Reserve did not object to our capital plan. We expect to be required to submit our 2013 capital plan in early January 2013. Consistent with the 2012 capital plan, we expect to be required to use stress scenario assumptions the Federal Reserve will provide in the fourth quarter of 2012. Results from the Federal Reserve are expected to be received in the first half of 2013.

Capital Composition and Ratios

Tier 1 common capital was $136.4 billion at September 30, 2012, an increase of $9.7 billion from December 31, 2011. The increase was primarily driven by earnings eligible to be included in capital, which positively impacted the Tier 1 common capital ratio by approximately 52 bps, including the impact of repurchases of certain of our debt and Trust Securities. The Tier 1 common capital ratio also benefited seven bps from the issuance of common stock in lieu of cash for a portion of employee incentive compensation. Total capital decreased $9.9 billion at September 30, 2012 compared to December 31, 2011 primarily due to a reduction in subordinated debt from repurchases and a reduction in Trust Securities from repurchases and exchanges.

Risk-weighted assets decreased $88.7 billion to $1,196 billion at September 30, 2012 compared to December 31, 2011. The decrease was primarily driven by lower loan levels and decreases in derivatives, letters of credit and other assets. These decreases positively impacted Tier 1 common, Tier 1 and Total capital ratios by 78 bps, 96 bps and 125 bps, respectively. The Tier 1 leverage ratio increased 31 bps at September 30, 2012 compared to December 31, 2011 primarily driven by the increase in Tier 1 capital.

Table 17 presents Bank of America Corporation’s capital ratios and related information at September 30, 2012 and December 31, 2011.

Table 17
Bank of America Corporation Regulatory Capital
	September 30, 2012			December 31, 2011
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1 common capital ratio	11.41%	$136,406	n/a	9.86%	$126,690	n/a
Tier 1 capital ratio	13.64	163,063	$71,743	12.40	159,232	$77,068
Total capital ratio	17.16	205,172	119,572	16.75	215,101	128,447
Tier 1 leverage ratio	7.84	163,063	83,198	7.53	159,232	84,557

					September 30 2012	December 31 2011
Risk-weighted assets (in billions)					$1,196	$1,284
Adjusted quarterly average total assets (in billions) (2)					2,080	2,114

(1)	Dollar amount required to meet guidelines for well capitalized institutions.

(2)	Reflects adjusted average total assets for the three months ended September 30, 2012 and December 31, 2011.
n/a = not applicable

Table 18 presents the capital composition at September 30, 2012 and December 31, 2011.

Table 18
Capital Composition
(Dollars in millions)	September 30 2012	December 31 2011
Total common shareholders’ equity	$219,838	$211,704
Goodwill	(69,976)	(69,967)
Nonqualifying intangible assets (includes core deposit intangibles, affinity relationships, customer relationships and other intangibles)	(5,231)	(5,848)
Net unrealized gains on AFS debt and marketable equity securities and net losses on derivatives recorded in accumulated OCI, net-of-tax	(2,824)	682
Unamortized net periodic benefit costs recorded in accumulated OCI, net-of-tax	3,285	4,391
Fair value adjustment related to structured liabilities (1)	3,883	944
Disallowed deferred tax asset	(14,286)	(16,799)
Other	1,717	1,583
Total Tier 1 common capital	136,406	126,690
Qualifying preferred stock	15,850	15,479
Trust preferred securities	10,467	16,737
Noncontrolling interests	340	326
Total Tier 1 capital	163,063	159,232
Long-term debt qualifying as Tier 2 capital	25,373	38,165
Allowance for loan and lease losses	26,233	33,783
Reserve for unfunded lending commitments	518	714
Allowance for loan and lease losses exceeding 1.25 percent of risk-weighted assets	(11,615)	(18,159)
45 percent of the pre-tax net unrealized gains on AFS marketable equity securities	234	1
Other	1,366	1,365
Total capital	$205,172	$215,101

(1)	Represents loss on structured liabilities, net-of-tax, that is excluded from Tier 1 common capital, Tier 1 capital and Total capital for regulatory capital purposes.

Regulatory Capital Changes

We manage regulatory capital to adhere to internal capital guidelines and regulatory standards of capital adequacy based on our current understanding of the rules and the application of such rules to our business as currently conducted. The regulatory capital rules continue to evolve.

We currently measure and report our capital ratios and related information in accordance with Basel 1. See Capital Management on page 70 for additional information. In December 2007, U.S. banking regulators published final Basel 2 rules (Basel 2). We measure and report our capital ratios and related information under Basel 2 on a confidential basis to U.S. banking regulators during the required parallel period. In June 2012, U.S. banking regulators issued the final Market Risk Amendment that amends the Basel 1 Market Risk rules (Market Risk Amendment) effective January 1, 2013. U.S. banking regulators also issued the Basel 3 NPRs in June 2012 to implement the Basel 3 regulatory capital reforms from the Basel Committee on Banking Supervision (Basel Committee) and changes required by the Financial Reform Act. Under the Basel 3 NPRs, we are subject to the Advanced Approach for measuring risk-weighted assets (Basel 3 Advanced Approach). The Basel 3 Advanced Approach also requires approval by the U.S. regulatory agencies of analytical models used as part of capital measurement. If these models are not approved, it would likely lead to an increase in our risk-weighted assets, which in some cases could be significant. The Market Risk Amendment and Basel 3 Advanced Approach, if adopted as proposed, are expected to substantially increase our capital requirements.

Portions of the Basel 3 Advanced Approach are proposed to be effective on specific dates from January 1, 2013 through January 1, 2018, based on specific transition provisions in the rules. Under the Basel 3 Advanced Approach, Trust Securities will no longer be included in Tier 1 capital on a transition basis from a 25 percent exclusion starting on January 1, 2013, to full exclusion on January 1, 2016 and thereafter. The Basel 3 NPRs also propose material changes to the deduction of certain assets from capital, new minimum capital ratios and buffer requirements, significant changes to the calculation of credit and counterparty credit risk and utilization of a Standardized Approach, as defined, in lieu of Basel 1 that provides a floor to the calculation of risk-weighted assets. Many of the changes to capital deductions are subject to a transition period where the impact is recognized in 20 percent increments beginning on January 1, 2014 through January 1, 2018. The majority of the other aspects of the Basel 3 Advanced Approach are proposed to become effective on January 1, 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019.

Based on Basel 2, the final Market Risk Amendment and our current understanding of the Basel 3 Advanced Approach issued by U.S. regulatory agencies, we estimated our Basel 3 Advanced Approach Tier 1 common capital ratio, on a fully phased-in basis, to be 8.97 percent at September 30, 2012. As of September 30, 2012, we estimated that our Tier 1 common capital would be $135 billion and total risk-weighted assets would be $1,501 billion, also on a fully phased-in basis. This assumes the approval by U.S. banking regulators of our internal analytical models, excluding the removal of the surcharge applicable to the Comprehensive Risk Model (CRM). The CRM is used to determine the risk-weighted assets for correlation trading positions. Under the Basel 3 NPRs, Tier 1 common capital includes components that exhibit heightened sensitivity to changes in interest rates, such as the cumulative change in the fair value of AFS debt securities and at least 10 percent of the fair value of MSRs recognized on the Corporation's Consolidated Balance Sheet. As a result, our estimates of total risk-weighted assets under the Basel 3 Advanced Approach are sensitive to interest rate and credit quality volatility.

Important differences between Basel 1 and Basel 3 include capital deductions related to our MSRs, deferred tax assets and defined benefit pension assets, and the inclusion of unrealized gains and losses on debt and equity securities recognized in accumulated OCI, each of which will be impacted by future changes in both interest rates as well as overall earnings performance. Our estimates under the Basel 3 Advanced Approach will be refined over time as our businesses change, as we continue to refine our models, as our and the industry's understanding and interpretation of the rules evolve, and as a result of further rulemaking or clarification by U.S. regulating agencies. Preparing for the implementation of the new capital rules is a top strategic priority, and we expect to comply with the final rules when issued and effective. We intend to continue to build capital through retaining earnings, actively managing our portfolios and implementing other capital related initiatives, including focusing on reducing both higher risk-weighted assets and assets proposed to be deducted from capital under the Basel 3 Advanced Approach.

Basel 3 regulatory capital metrics are non-GAAP measures until they are fully adopted and required by U.S. regulatory agencies. Table 19 presents a reconciliation of our Basel 1 Tier 1 common capital and risk-weighted assets to our Basel 3 estimates at September 30, 2012, assuming fully phased-in measures according to the Basel 3 Advanced Approach.

Table 19
Basel 1 to Basel 3 Reconciliation
(Dollars in millions)	September 30 2012
Regulatory capital – Basel 1 to Basel 3 (fully phased-in)
Basel 1 Tier 1 capital	$163,063
Deduction of preferred stock, non-qualifying preferred stock and minority interest in equity accounts of consolidated subsidiaries	(26,657)
Basel 1 Tier 1 common capital	136,406
Deduction of defined benefit pension assets	(1,709)
Change in deferred tax asset and other threshold deductions (MSRs and significant investments)	(1,102)
Change in all other deductions, net	1,040
Basel 3 (fully phased-in) Tier 1 common capital	$134,635

Risk-weighted assets – Basel 1 to Basel 3 (fully phased-in)
Basel 1	$1,195,720
Net change in credit and other risk-weighted assets	216,246
Increase due to market risk amendment	88,881
Basel 3 (fully phased-in)	$1,500,847

Tier 1 common capital ratios
Basel 1	11.41%
Basel 3 (fully phased-in)	8.97

Additionally, capital requirements for global, systemically important financial institutions, including the methodology for measuring systemic importance, the additional capital required (the SIFI buffer), and the arrangements by which they will be phased in were proposed by the Basel Committee in 2011. As proposed, the SIFI buffer would increase minimum capital requirements for Tier 1 common capital from one percent to 2.5 percent, and in certain circumstances, 3.5 percent. This is proposed to be phased in from 2016 through 2018. U.S. banking regulators have not yet provided similar rules for the U.S. implementation of a SIFI buffer.

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

Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital

Table 20 presents regulatory capital information for BANA and FIA at September 30, 2012 and December 31, 2011.

Table 20
Bank of America, N.A. and FIA Card Services, N.A. Regulatory Capital
	September 30, 2012			December 31, 2011
	Actual			Actual
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Tier 1 capital ratio
Bank of America, N.A.	12.78%	$119,507	$56,123	11.74%	$119,881	$61,245
FIA Card Services, N.A.	16.41	21,244	7,769	17.63	24,660	8,393
Total capital ratio
Bank of America, N.A.	15.18	141,973	93,538	15.17	154,885	102,076
FIA Card Services, N.A.	17.70	22,924	12,948	19.01	26,594	13,989
Tier 1 leverage ratio
Bank of America, N.A.	8.76	119,507	68,213	8.65	119,881	69,318
FIA Card Services, N.A.	13.47	21,244	7,885	14.22	24,660	8,669

(1)	Dollar amount required to meet guidelines for well capitalized institutions.

BANA's Tier 1 capital ratio increased 104 bps to 12.78 percent and the Total capital ratio increased one bp to 15.18 percent at September 30, 2012 compared to December 31, 2011. The Tier 1 leverage ratio increased 11 bps to 8.76 percent at September 30, 2012 compared to December 31, 2011. The increase in the Tier 1 capital ratio was driven by a decrease in risk-weighted assets of $85.4 billion compared to December 31, 2011 and earnings eligible to be included in capital of $3.0 billion and $9.9 billion for the three and nine months ended September 30, 2012. The increase in the Total capital ratio was driven by the same factor as discussed for the Tier 1 capital ratio above, largely offset by repurchases of subordinated debt of $2.9 billion and $10.1 billion in the three and nine months ended September 30, 2012. The increase in the Tier 1 leverage ratio was driven by a decrease in adjusted quarterly average total assets of $22.1 billion, partially offset by a decrease in Tier 1 capital.

FIA's Tier 1 capital ratio decreased 122 bps to 16.41 percent and the Total capital ratio decreased 131 bps to 17.70 percent at September 30, 2012 compared to December 31, 2011. The Tier 1 leverage ratio decreased 75 bps to 13.47 percent at September 30, 2012 compared to December 31, 2011. The decrease in the Tier 1 capital and Total capital ratios was driven by returns of capital of $600 million and $6.6 billion to Bank of America Corporation during the three and nine months ended September 30, 2012, partially offset by earnings eligible to be included in capital of $1.0 billion and $3.0 billion. The decrease in the Tier 1 leverage ratio was driven by the decrease in Tier 1 capital, partially offset by a decrease in adjusted quarterly average total assets of $15.7 billion.

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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At September 30, 2012, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.6 billion and exceeded the minimum requirement of $738 million by $9.9 billion. MLPCC’s net capital of $1.7 billion exceeded the minimum requirement of $264 million by $1.4 billion.

In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At September 30, 2012, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

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

Common Stock Dividends

Table 21 is a summary of our declared quarterly cash dividends on common stock during 2012 and through November 2, 2012.

Table 21
Common Stock Cash Dividend Summary
Declaration Date	Record Date	Payment Date	Dividend Per Share
October 24, 2012	December 7, 2012	December 28, 2012	$0.01
July 11, 2012	September 7, 2012	September 28, 2012	0.01
April 11, 2012	June 1, 2012	June 22, 2012	0.01
January 11, 2012	March 2, 2012	March 23, 2012	0.01

Preferred Stock Dividends

Table 22 is a summary of our cash dividend declarations on preferred stock during the third quarter of 2012 and through November 2, 2012. For additional information on preferred stock, see Note 15 – Shareholders' Equity to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Table 22
Preferred Stock Cash Dividend Summary
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	July 11, 2012	October 11, 2012	October 25, 2012	7.00%	$1.75
		October 24, 2012	January 11, 2013	January 25, 2013	7.00	1.75
Series D (2)	$654	July 3, 2012	August 31, 2012	September 14, 2012	6.204%	$0.38775
		October 1, 2012	November 30, 2012	December 14, 2012	6.204	0.38775
Series E (2)	$317	July 3, 2012	July 31, 2012	August 15, 2012	Floating	$0.25556
		October 1, 2012	October 31, 2012	November 15, 2012	Floating	0.25556
Series F	$141	July 3, 2012	August 31, 2012	September 17, 2012	Floating	$1,022.22
		October 1, 2012	November 30, 2012	December 17, 2012	Floating	1,011.11
Series G	$493	July 3, 2012	August 31, 2012	September 17, 2012	Adjustable	$1,022.22
		October 1, 2012	November 30, 2012	December 17, 2012	Adjustable	1,011.11
Series H (2)	$2,862	July 3, 2012	July 15, 2012	August 1, 2012	8.20%	$0.51250
		October 1, 2012	October 15, 2012	November 1, 2012	8.20	0.51250
Series I (2)	$365	July 3, 2012	September 15, 2012	October 1, 2012	6.625%	$0.41406
		October 1, 2012	December 15, 2012	January 2, 2013	6.625	0.41406
Series J (2)	$951	July 3, 2012	July 15, 2012	August 1, 2012	7.25%	$0.45312
		October 1, 2012	October 15, 2012	November 1, 2012	7.25	0.45312
Series K (3, 4)	$1,544	July 3, 2012	July 15, 2012	July 30, 2012	Fixed-to-Floating	$40.00
Series L	$3,080	September 17, 2012	October 1, 2012	October 30, 2012	7.25%	$18.125
Series M (3, 4)	$1,310	October 1, 2012	October 31, 2012	November 15, 2012	Fixed-to-Floating	$40.625
Series T (1)	$5,000	September 17, 2012	September 24, 2012	October 10, 2012	6.00%	$1,500.00
Series 1 (5)	$98	July 3, 2012	August 15, 2012	August 28, 2012	Floating	$0.18750
		October 1, 2012	November 15, 2012	November 28, 2012	Floating	0.18750
Series 2 (5)	$299	July 3, 2012	August 15, 2012	August 28, 2012	Floating	$0.19167
		October 1, 2012	November 15, 2012	November 28, 2012	Floating	0.19167
Series 3 (5)	$653	July 3, 2012	August 15, 2012	August 28, 2012	6.375%	$0.39843
		October 1, 2012	November 15, 2012	November 28, 2012	6.375	0.39843
Series 4 (5)	$210	July 3, 2012	August 15, 2012	August 28, 2012	Floating	$0.25556
		October 1, 2012	November 15, 2012	November 28, 2012	Floating	0.25556
Series 5 (5)	$422	July 3, 2012	August 1, 2012	August 21, 2012	Floating	$0.25556
		October 1, 2012	November 1, 2012	November 21, 2012	Floating	0.25556
Series 6 (6)	$59	July 3, 2012	September 14, 2012	September 28, 2012	6.70%	$0.41875
		October 1, 2012	December 14, 2012	December 28, 2012	6.70	0.41875
Series 7 (6)	$17	July 3, 2012	September 14, 2012	September 28, 2012	6.25%	$0.39062
		October 1, 2012	December 14, 2012	December 28, 2012	6.25	0.39062
Series 8 (5)	$2,673	July 3, 2012	August 15, 2012	August 28, 2012	8.625%	$0.53906
		October 1, 2012	November 15, 2012	November 28, 2012	8.625	0.53906

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

(6)	Dividends per depositary share, each representing a 1/40th interest in a share of preferred stock.

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

Liquidity Risk

Funding and Liquidity Risk Management

We define liquidity risk as the potential inability to meet our contractual and contingent financial obligations, on- or off-balance sheet, as they come due. Our primary liquidity objective is to provide adequate funding for our businesses throughout market cycles, including periods of financial stress. To achieve that objective, we analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources including our stable deposit base. We define excess liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our funding requirements as those obligations arise.

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

Global Excess Liquidity Sources and Other Unencumbered Assets

We maintain excess liquidity available to Bank of America Corporation, or the parent company, and selected subsidiaries in the form of cash and high-quality, liquid, unencumbered securities. These assets, which we call our Global Excess Liquidity Sources, serve as our primary means of liquidity risk mitigation. Our cash is primarily on deposit with the Federal Reserve and central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government and supranational securities. We believe we can quickly obtain cash for these securities, even in stressed market conditions, through repurchase agreements or outright sales. We hold our Global Excess Liquidity Sources in entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.

Our Global Excess Liquidity Sources were $380 billion and $378 billion at September 30, 2012 and December 31, 2011 and were maintained as presented in Table 23.

Table 23
Global Excess Liquidity Sources
(Dollars in billions)	September 30 2012	December 31 2011	Average for Three Months Ended September 30, 2012
Parent company	$102	$125	$103
Bank subsidiaries	254	222	257
Broker/dealers	24	31	27
Total global excess liquidity sources	$380	$378	$387
As shown in Table 23, parent company Global Excess Liquidity Sources totaled $102 billion and $125 billion at September 30, 2012 and December 31, 2011. The decrease in parent company liquidity was primarily due to long-term debt maturities, partially offset by dividends and capital repayments from subsidiaries. Typically, parent company cash is deposited overnight with BANA.

Global Excess Liquidity Sources available to our bank subsidiaries totaled $254 billion and $222 billion at September 30, 2012 and December 31, 2011. The increase in liquidity available to our bank subsidiaries was primarily due to a reduction in loan balances and an increase in deposits. These amounts are distinct from the cash deposited by the parent company presented in Table 23. In addition to their Global Excess Liquidity Sources, our bank subsidiaries hold other unencumbered investment-grade securities that we believe could also be used to generate liquidity. Our bank subsidiaries can also generate incremental liquidity by pledging a range of other unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was approximately $212 billion and $189 billion at September 30, 2012 and December 31, 2011. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can only be used to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.

Global Excess Liquidity Sources available to our broker/dealer subsidiaries totaled $24 billion and $31 billion at September 30, 2012 and December 31, 2011. Our broker/dealers also held other unencumbered investment-grade securities and equities that we believe could also be used to generate additional liquidity. Liquidity held in a broker/dealer subsidiary is available to meet the obligations of that entity and can only be transferred to the parent company or to any other subsidiary with prior regulatory approval due to regulatory restrictions and minimum requirements.

Table 24 presents the composition of Global Excess Liquidity Sources at September 30, 2012 and December 31, 2011.

Table 24
Global Excess Liquidity Sources Composition
(Dollars in billions)	September 30 2012	December 31 2011
Cash on deposit	$59	$79
U.S. treasuries	23	48
U.S. agency securities and mortgage-backed securities	281	228
Non-U.S. government and supranational securities	17	23
Total global excess liquidity sources	$380	$378

Time to Required Funding and Stress Modeling

We use a variety of metrics to determine the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. One metric we use to evaluate the appropriate level of excess liquidity at the parent company is “Time to Required Funding.” This debt coverage measure indicates the number of months that the parent company can continue to meet its unsecured contractual obligations as they come due using only its Global Excess Liquidity Sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation or Merrill Lynch & Co., Inc. (Merrill Lynch). These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. The Corporation has established a target minimum for Time to Required Funding of 21 months. Our Time to Required Funding was 35 months at September 30, 2012. For purposes of calculating Time to Required Funding at September 30, 2012, we have also included in the amount of unsecured contractual obligations the $8.6 billion liability related to the BNY Mellon Settlement and the $2.4 billion liability related to the Merrill Lynch Class Action Settlement. The Time to Required Funding at September 30, 2012 does not include the $5.0 billion carrying value of redemptions of trust preferred securities announced on October 4, 2012. The BNY Mellon Settlement and the Merrill Lynch Class Action Settlement are subject to final court approval and certain other conditions, and the timing of payment is not certain.

We utilize liquidity stress models to assist us in determining the appropriate amounts of excess liquidity to maintain at the parent company and our bank and broker/dealer subsidiaries. These models are risk sensitive and have become increasingly important in analyzing our potential contractual and contingent cash outflows beyond those outflows considered in the Time to Required Funding analysis. We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. The scenarios we consider and utilize incorporate market-wide and Corporation-specific events, including potential credit rating downgrades for the parent company and our subsidiaries, and are based on historical experience, regulatory guidance, and both expected and unexpected future events.

The types of potential contractual and contingent cash outflows we consider in our scenarios may include, but are not limited to, upcoming contractual maturities of unsecured debt and reductions in new debt issuance; diminished access to secured financing markets; potential deposit withdrawals and reduced rollover of maturing term deposits by customers; increased draws on loan commitments, liquidity facilities and letters of credit, including Variable Rate Demand Notes; additional collateral that counterparties could call if our credit ratings were downgraded further; collateral, margin and subsidiary capital requirements arising from losses; and potential liquidity required to maintain businesses and finance customer activities. Changes in certain market factors, including but not limited to credit rating downgrades, could negatively impact potential contractual and contingent outflows and the related financial instruments, and in some cases these impacts could be material to our financial results.

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

We fund a substantial portion of our lending activities through our deposits, which were $1.06 trillion and $1.03 trillion at September 30, 2012 and December 31, 2011. Deposits are primarily generated by our CBB, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.

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

Table 25 presents information on short-term borrowings.

Table 25
Short-term Borrowings
	Three Months Ended September 30				Nine Months Ended September 30
	Amount		Rate		Amount		Rate
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Average during period
Federal funds purchased	$211	$1,495	0.05%	0.05%	$229	$2,072	0.05%	0.08%
Securities loaned or sold under agreements to repurchase	286,931	260,334	0.95	1.39	274,166	279,403	1.04	1.35
Commercial paper (1)	10	2,653	0.15	(2.27)	8	11,704	1.69	0.51
Other short-term borrowings	37,871	38,752	2.16	2.62	37,973	44,404	2.07	2.43
Total	$325,023	$303,234	1.09	1.51	$312,376	$337,583	1.16	1.46

Maximum month-end balance during period
Federal funds purchased	$207	$1,382			$331	$4,133
Securities loaned or sold under agreements to repurchase	291,093	258,286			291,093	293,519
Commercial paper	—	5,836			172	21,212
Other short-term borrowings	40,129	38,992			40,129	47,087

	September 30, 2012				December 31, 2011
	Amount	Rate			Amount	Rate
Period-end balance
Federal funds purchased	$198	0.05%			$243	0.06%
Securities loaned or sold under agreements to repurchase	273,702	1.01			214,621	1.08
Commercial paper	—	—			23	1.70
Other short-term borrowings	35,291	2.71			35,675	2.35
Total	$309,191	1.17			$250,562	1.36

(1)
The interest rate for commercial paper for the three months ended September 30, 2011 included gains of $38 million reclassified from accumulated OCI to net interest income related to discontinuing certain cash flow hedges because it was no longer probable that the original forecasted transaction would occur.

We issue the majority of our long-term unsecured debt at the parent company. During the three and nine months ended September 30, 2012, the parent company issued $2.5 billion and $13.3 billion of long-term unsecured debt, including structured liabilities of $2.0 billion and $7.0 billion. We may also issue long-term unsecured debt at BANA in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile, although there were no new issuances during the nine months ended September 30, 2012. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter.

The primary benefits expected from our centralized funding strategy include greater control, reduced funding costs, wider name recognition by investors and greater flexibility to meet the variable funding requirements of subsidiaries. Where regulations, time zone differences or other business considerations make parent company funding impractical, certain other subsidiaries may issue their own debt.

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For further details on our ALM activities, see Interest Rate Risk Management for Nontrading Activities on page 139.

We also diversify our unsecured funding sources by issuing various types of debt instruments including structured liabilities, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivative positions and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured liability obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date. We had outstanding structured liabilities with a carrying value of $52.5 billion and $50.9 billion at September 30, 2012 and December 31, 2011.

Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.

Prior to 2010, we participated in the FDIC's Temporary Liquidity Guarantee Program, which allowed us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. At September 30, 2012, there were no outstanding borrowings under the program.

Table 26 presents the carrying value of aggregate annual maturities of long-term debt at September 30, 2012 and includes the carrying value of the trust preferred securities that will be redeemed, as previously announced on October 4, 2012. These trust preferred securities that will be redeemed are reflected in the "Thereafter" column in Table 26 as the table is based on contractual maturity. For additional information, see Recent Events – Capital and Liquidity Related Matters on page 7.

Table 26
Long-term Debt By Maturity
(Dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Bank of America Corporation	$1,350	$11,568	$20,201	$15,227	$20,474	$69,054	$137,874
Merrill Lynch & Co., Inc. and subsidiaries	6,034	18,152	18,252	5,050	3,663	38,777	89,928
Bank of America, N.A. and subsidiaries	—	58	16	—	1,098	8,336	9,508
Other debt	2,762	4,862	1,610	266	75	1,594	11,169
Total long-term debt excluding consolidated VIEs	10,146	34,640	40,079	20,543	25,310	117,761	248,479
Long-term debt of consolidated VIEs	1,998	13,941	8,922	1,504	2,386	9,304	38,055
Total long-term debt	$12,144	$48,581	$49,001	$22,047	$27,696	$127,065	$286,534

Table 27 presents our long-term debt in the following currencies at September 30, 2012 and December 31, 2011.

Table 27
Long-term Debt By Major Currency
(Dollars in millions)	September 30 2012	December 31 2011
U.S. Dollar	$190,421	$255,262
Euro	58,269	68,799
Japanese Yen	14,262	19,568
British Pound	10,987	12,554
Canadian Dollar	3,643	4,621
Australian Dollar	2,797	4,900
Swiss Franc	1,885	2,268
Other	4,270	4,293
Total long-term debt	$286,534	$372,265

Total long-term debt decreased $85.7 billion, or 23 percent, at September 30, 2012 compared to December 31, 2011, primarily driven by maturities and liability management. This reflects our ongoing initiative to reduce our debt balances over time and we anticipate that debt levels will continue to decline, from both maturities and liability management, as appropriate through 2013. We may, from time to time, purchase outstanding debt securities in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our broker/dealer subsidiaries may make markets in our debt instruments to provide liquidity for investors. For additional information on long-term debt funding, see Note 13 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K and for additional information regarding funding and liquidity risk management, see pages 53 through 57 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

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

On October 10, 2012, Fitch Ratings (Fitch) announced the results of its periodic review of its ratings for 12 large, complex securities trading and universal banks, including Bank of America. As part of this action, Fitch affirmed the Corporation's credit ratings. On June 21, 2012, Moody's Investors Service, Inc. (Moody's) completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including our ratings. The Corporation's long-term debt rating and BANA's long-term and short-term debt ratings were downgraded one notch as part of this action. The Moody's downgrade has not had a material impact on our financial condition, results of operations or liquidity. Each of the three major rating agencies, Moody's, Standard and Poor's Ratings Services (S&P) and Fitch, downgraded the ratings for the Corporation and its rated subsidiaries in late 2011.

Currently, the Corporation’s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (negative) by Moody’s, A-/A-2 (negative) by S&P, and A/F1 (stable) by Fitch. BANA’s long-term/short-term senior debt ratings and outlooks currently are as follows: A3/P-2 (stable) by Moody’s, A/A-1 (negative) by S&P, and A/F1 (stable) by Fitch. The credit ratings of Merrill Lynch from the three major credit rating agencies are the same as those of Bank of America Corporation. The major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America Corporation’s credit ratings. MLPF&S’s long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International’s long-term/short-term senior debt ratings are A/A-1 (negative) by S&P.

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

At September 30, 2012, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $2.9 billion comprised of $2.3 billion for BANA and $538 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $4.3 billion in additional collateral comprised of $331 million for BANA and $4.0 billion for Merrill Lynch and certain of its subsidiaries, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2012 was $4.5 billion, against which $3.8 billion of collateral had been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2012 was an incremental $1.9 billion, against which $1.2 billion of collateral had been posted.

While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For additional information on potential impacts of credit rating downgrades, see Time to Required Funding and Stress Modeling on page 79.

For information regarding the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

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

Credit Risk Management

Credit quality continued to show improvement during the third quarter of 2012. Our proactive credit risk management initiatives positively impacted the credit portfolio as charge-offs and delinquencies continued to improve across most portfolios and risk ratings improved in the commercial portfolios. For more information, see Executive Summary – Third Quarter 2012 Economic and Business Environment on page 7.

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

During 2012, new regulatory guidance issued regarding the treatment of loans discharged in Chapter 7 bankruptcy and regulatory interagency guidance issued on junior-lien consumer real estate loans as well as the impact of the National Mortgage Settlement adversely impacted the consumer portfolio's nonperforming loan and net-charge off statistics. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. For additional information on our exposures and related risks in non-U.S. countries, see Non-U.S. Portfolio on page 124 and Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

For information on our Credit Risk Management activities, see Consumer Portfolio Credit Risk Management on page 86, Commercial Portfolio Credit Risk Management on page 110, Non-U.S. Portfolio on page 124, Provision for Credit Losses on page 129 and Allowance for Credit Losses on page 130.

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

Since January 2008, and through the third quarter of 2012, Bank of America and Countrywide have completed approximately 1.1 million loan modifications with customers. During the third quarter of 2012, we completed nearly 38,000 customer loan modifications with a total unpaid principal balance of approximately $8 billion, including approximately 8,100 permanent modifications under the government’s Making Home Affordable Program. Of the loan modifications completed in the three months ended September 30, 2012, in terms of both the volume of modifications and the unpaid principal balance associated with the underlying loans, most were in the portfolio serviced for investors and were not on our balance sheet. The most common types of modifications include a combination of rate reduction and capitalization of past due amounts which represented 44 percent of the volume of modifications completed during the three months ended September 30, 2012, while principal reductions and forgiveness represented 20 percent, principal forbearance represented 18 percent and capitalization of past due amounts represented eight percent. For modified loans on our balance sheet, these modification types are generally considered TDRs. For more information on TDRs and portfolio impacts, see Nonperforming Consumer Loans and Foreclosed Properties Activity on page 106 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Consumer Credit Portfolio

As a result of the National Mortgage Settlement, in the third quarter of 2012, we incurred charge-offs of $435 million related to fully forgiven non-PCI loans in the home equity portfolio, which resulted in reductions of the same amount in nonperforming loans. Associated with the settlement, in the third quarter of 2012, we also fully forgave home equity loans in the Countrywide PCI portfolio with a carrying value before reserves of $1.6 billion and an unpaid principal balance of $1.8 billion which resulted in a decrease in the corresponding allowance for loan and lease losses. These items had no impact on the provision for credit losses as these loans were fully reserved. For more information on the National Mortgage Settlement, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 67.

During the third quarter of 2012, new regulatory guidance was issued addressing certain consumer real estate loans that have been discharged in Chapter 7 bankruptcy. In accordance with this new guidance, we now classify consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. We continue to have a lien on the underlying collateral. Previously, such loans were classified as TDRs only if there had been a change in contractual payment terms that represented a concession to the borrower. The net impact to the consumer real estate portfolio of adopting this new regulatory guidance was a $478 million increase in net charge-offs as these loans were written-down to collateral value resulting in a provision increase of $339 million and reduced reserves of $139 million. This also resulted in an increase of $3.5 billion in TDRs and $1.1 billion in net new nonperforming loans of which $954 million, or 91 percent, were current on their contractual payments. Of these contractually current nonperforming loans, more than 70 percent were discharged in Chapter 7 bankruptcy more than 12 months ago, and nearly 40 percent were discharged 24 months or more ago. As subsequent cash payments are received, the interest component of the payments will be recorded as interest income on a cash basis and the principal component will be recorded as a reduction in the carrying value of the loan. For more information on the impacts to consumer home loans TDRs as a result of this new regulatory guidance, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

During the first quarter of 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans. In accordance with this regulatory interagency guidance, we classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing, and as a result, we reclassified $1.9 billion of performing home equity loans to nonperforming as of March 31, 2012, and $1.4 billion of such loans were included in nonperforming loans at September 30, 2012. The regulatory interagency guidance had no impact on our allowance for loan and lease losses or provision for credit losses as the delinquency status of the underlying first-lien was already considered in our reserving process. For more information, see Consumer Portfolio Credit Risk Management – Home Equity on page 97.

Improved credit quality across the consumer portfolio and the impact of the National Mortgage Settlement and the new regulatory guidance on Chapter 7 bankruptcy, as discussed in the following section, drove a $6.6 billion decrease in the consumer allowance for loan and lease losses to $23.1 billion at September 30, 2012 compared to December 31, 2011. For more information, see Allowance for Credit Losses on page 130.

For further information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Improvement in the U.S. economy and labor markets throughout most of 2011 and into the nine months ended September 30, 2012 resulted in lower credit losses in most consumer portfolios compared to the nine months ended September 30, 2011. Although home prices have shown signs of improvement in recent months, the declines over the past several years continued to adversely impact the home loans portfolio.

Table 28 presents our outstanding consumer loans and the Countrywide PCI loan portfolio. Loans that were acquired from Countrywide and considered credit-impaired were recorded at fair value upon acquisition. In addition to being included in the “Outstandings” columns in Table 28, these loans are also shown separately, net of purchase accounting adjustments, in the “Countrywide Purchased Credit-impaired Loan Portfolio” column. For additional information, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. The impact of the Countrywide PCI loan portfolio on certain credit statistics is reported where appropriate. See Countrywide Purchased Credit-impaired Loan Portfolio on page 101 for more information. Under certain circumstances, loans that were originally classified as discontinued real estate loans upon acquisition have been subsequently modified from pay option or subprime loans into loans with more conventional terms and are now included in the residential mortgage portfolio, but continue to be classified as PCI loans as shown in Table 28.

Table 28
Consumer Loans
	Outstandings		Countrywide Purchased Credit-impaired Loan Portfolio
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Residential mortgage (1)	$247,340	$262,290	$9,336	$9,966
Home equity	112,260	124,699	9,709	11,978
Discontinued real estate (2)	9,876	11,095	8,803	9,857
U.S. credit card	93,162	102,291	n/a	n/a
Non-U.S. credit card	13,320	14,418	n/a	n/a
Direct/Indirect consumer (3)	82,404	89,713	n/a	n/a
Other consumer (4)	2,714	2,688	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option	561,076	607,194	27,848	31,801
Loans accounted for under the fair value option (5)	1,202	2,190	n/a	n/a
Total consumer loans	$562,278	$609,384	$27,848	$31,801

(1)	Outstandings include non-U.S. residential mortgages of $94 million and $85 million at September 30, 2012 and December 31, 2011.

(2)
Outstandings include $8.8 billion and $9.9 billion of pay option loans and $1.1 billion and $1.2 billion of subprime loans at September 30, 2012 and December 31, 2011. We no longer originate these products.

(3)
Outstandings include dealer financial services loans of $36.0 billion and $43.0 billion, consumer lending loans of $5.6 billion and $8.0 billion, U.S. securities-based lending margin loans of $26.7 billion and $23.6 billion, student loans of $5.0 billion and $6.0 billion, non-U.S. consumer loans of $7.9 billion and $7.6 billion and other consumer loans of $1.2 billion and $1.5 billion at September 30, 2012 and December 31, 2011.

(4)
Outstandings include consumer finance loans of $1.5 billion and $1.7 billion, other non-U.S. consumer loans of $1.1 billion and $929 million and consumer overdrafts of $152 million and $103 million at September 30, 2012 and December 31, 2011.

(5)
Consumer loans accounted for under the fair value option include residential mortgage loans of $160 million and $906 million and discontinued real estate loans of $1.0 billion and $1.3 billion at September 30, 2012 and December 31, 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 106 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

n/a = not applicable

Table 29 presents the impacts of the National Mortgage Settlement and the new regulatory guidance on Chapter 7 bankruptcy on nonperforming loans and net charge-offs, and the impact of the regulatory interagency guidance on nonaccrual status for junior-lien consumer real estate loans on nonperforming loans for the Core portfolio and Legacy Assets & Servicing portfolio within the home loans portfolio. These impacts are included in the following consumer credit portfolio discussions. For more information on these impacts, see Consumer Portfolio Credit Risk Management on page 86.

Table 29
Impact of the National Mortgage Settlement and Regulatory Agency Guidance
	National Mortgage Settlement		New Regulatory Guidance on Treatment of Bankruptcies		Regulatory Interagency Guidance (1)
	Nonperforming	Net Charge-offs (2)	Nonperforming	Net Charge-offs	Nonperforming
(Dollars in millions)	September 30 2012	Three and Nine Months Ended September 30, 2012	September 30 2012	Three and Nine Months Ended September 30, 2012	September 30 2012
Core portfolio
Residential mortgage	$—	$—	$169	$11	$—
Home equity	(91)	91	153	66	443
Total Core portfolio	(91)	91	322	77	443
Legacy Assets & Servicing portfolio
Residential mortgage	—	—	388	43	—
Home equity	(344)	344	330	358	985
Discontinued real estate	—	—	10	—	—
Total Legacy Assets & Servicing portfolio	(344)	344	728	401	985
Home loans portfolio
Residential mortgage	—	—	557	54	—
Home equity	(435)	435	483	424	1,428
Discontinued real estate	—	—	10	—	—
Total home loans portfolio	$(435)	$435	$1,050	$478	$1,428

(1)	During the first quarter of 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans.

(2)
Net charge-offs exclude $1.6 billion of write-offs in the Countrywide home equity PCI portfolio for the three and nine months ended September 30, 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

Table 30 presents accruing consumer loans past due 90 days or more and consumer nonperforming loans. Nonperforming loans do not include past due consumer credit card loans, consumer non-real estate-secured loans or unsecured consumer loans as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term stand-by agreements with FNMA and FHLMC (fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily related to our purchases of delinquent FHA loans pursuant to our servicing agreements. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due. For additional information on FHA loans, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 67.

Table 30
Consumer Credit Quality
	Accruing Past Due 90 Days or More		Nonperforming
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012 (1)	December 31 2011
Residential mortgage (2)	$21,817	$21,164	$15,175	$15,970
Home equity	—	—	4,275	2,453
Discontinued real estate	—	—	266	290
U.S. credit card	1,471	2,070	n/a	n/a
Non-U.S. credit card	224	342	n/a	n/a
Direct/Indirect consumer	575	746	36	40
Other consumer	1	2	1	15
Total (3)	$24,088	$24,324	$19,753	$18,768
Consumer loans as a percentage of outstanding consumer loans (3)	4.29%	4.01%	3.52%	3.09%
Consumer loans as a percentage of outstanding loans excluding Countrywide PCI and fully-insured loan portfolios (3)	0.51	0.66	4.47	3.90

(1)
Nonperforming loans include the impacts of the National Mortgage Settlement and guidance issued by regulatory agencies. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

(2)
Balances accruing past due 90 days or more are fully-insured loans. These balances include $17.1 billion and $17.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured and $4.7 billion and $4.2 billion of loans on which interest was still accruing at September 30, 2012 and December 31, 2011.

(3)
Balances exclude consumer loans accounted for under the fair value option. At September 30, 2012 and December 31, 2011, $448 million and $713 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Table 31 presents net charge-offs and related ratios for consumer loans and leases for the three and nine months ended September 30, 2012 and 2011.

Table 31
Consumer Net Charge-offs and Related Ratios (1)
	Net Charge-offs (2)				Net Charge-off Ratios (2, 3)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Residential mortgage	$707	$989	$2,339	$2,998	1.12%	1.47%	1.22%	1.51%
Home equity	1,621	1,092	3,470	3,534	5.55	3.35	3.88	3.57
Discontinued real estate	15	24	47	70	0.59	0.80	0.61	0.75
U.S. credit card	1,079	1,639	3,654	5,844	4.60	6.28	5.11	7.33
Non-U.S. credit card	124	374	462	1,205	3.70	5.83	4.50	6.02
Direct/Indirect consumer	161	301	568	1,192	0.78	1.32	0.89	1.77
Other consumer	63	56	168	139	9.53	7.81	8.62	6.74
Total	$3,770	$4,475	$10,708	$14,982	2.64	2.82	2.46	3.15

(1)
Net charge-offs and related ratios for the three and nine months ended September 30, 2012 include the impacts of the National Mortgage Settlement and new regulatory guidance on Chapter 7 bankruptcy. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

(2)
Net charge-offs exclude $1.7 billion of write-offs in the Countrywide home equity PCI portfolio for the three and nine months ended September 30, 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 1.88 percent and 2.05 percent for residential mortgage, 6.13 percent and 4.29 percent for home equity, 8.46 percent and 6.21 percent for discontinued real estate and 3.35 percent and 3.12 percent for the total consumer portfolio for the three and nine months ended September 30, 2012, respectively. Net charge-off ratios excluding the Countrywide PCI and fully-insured loan portfolios were 2.35 percent and 2.34 percent for residential mortgage, 3.70 percent and 3.94 percent for home equity, 8.34 percent and 7.25 percent for discontinued real estate and 3.50 percent and 3.86 percent for the total consumer portfolio for the three and nine months ended September 30, 2011, respectively. These are the only product classifications impacted by the Countrywide PCI and fully-insured loan portfolios for the three and nine months ended September 30, 2012 and 2011.

Table 32 presents outstandings, nonperforming balances and net charge-offs for the Core portfolio and the Legacy Assets & Servicing portfolio within the home loans portfolio. For more information on Legacy Assets & Servicing within CRES, see page 38 and Consumer Portfolio Credit Risk Management on page 58 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Table 32
Home Loans Portfolio
	Outstandings		Nonperforming		Net Charge-offs (1)
	September 30 2012	December 31 2011	September 30 2012 (2)	December 31 2011	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2012 (2)	2011	2012 (2)	2011
Core portfolio
Residential mortgage	$171,473	$178,337	$3,090	$2,414	$135	$145	$420	$202
Home equity	62,528	67,055	1,198	439	293	165	648	313
Total Core portfolio	234,001	245,392	4,288	2,853	428	310	1,068	515
Legacy Assets & Servicing portfolio
Residential mortgage (3)	75,867	83,953	12,085	13,556	572	844	1,919	2,796
Home equity	49,732	57,644	3,077	2,014	1,328	927	2,822	3,221
Discontinued real estate (3)	9,876	11,095	266	290	15	24	47	70
Total Legacy Assets & Servicing portfolio	135,475	152,692	15,428	15,860	1,915	1,795	4,788	6,087
Home loans portfolio
Residential mortgage	247,340	262,290	15,175	15,970	707	989	2,339	2,998
Home equity	112,260	124,699	4,275	2,453	1,621	1,092	3,470	3,534
Discontinued real estate	9,876	11,095	266	290	15	24	47	70
Total home loans portfolio	$369,476	$398,084	$19,716	$18,713	$2,343	$2,105	$5,856	$6,602

(1)
Net charge-offs exclude $1.7 billion of write-offs in the Countrywide home equity PCI portfolio for the three and nine months ended September 30, 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

(2)
Nonperforming loans and net charge-offs include the impacts of the National Mortgage Settlement and guidance issued by regulatory agencies. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

(3)
Balances exclude consumer loans accounted for under the fair value option of $160 million and $906 million of residential mortgage loans and $1.0 billion and $1.3 billion of discontinued real estate loans at September 30, 2012 and December 31, 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 106 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

We believe that the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage, home equity and discontinued real estate portfolios, we provide information that excludes the impact of the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the Countrywide PCI loan portfolios on page 101.

Residential Mortgage

The residential mortgage portfolio, which for purposes of the consumer credit portfolio discussion and related tables excludes the discontinued real estate portfolio acquired from Countrywide, makes up the largest percentage of our consumer loan portfolio at 44 percent of consumer loans at September 30, 2012. Approximately 16 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages that are originated for the home purchase and refinancing needs of our wealth management clients. The remaining portion of the portfolio is primarily in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as repurchases related to our representations and warranties.

Outstanding balances in the residential mortgage portfolio, excluding $160 million of loans accounted for under the fair value option, decreased $15.0 billion at September 30, 2012 compared to December 31, 2011 as paydowns, charge-offs and transfers to foreclosed properties more than offset new origination volume retained on our balance sheet.

At September 30, 2012 and December 31, 2011, the residential mortgage portfolio included $91.6 billion and $93.9 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term stand-by agreements with FNMA and FHLMC. At September 30, 2012 and December 31, 2011, $66.3 billion and $69.5 billion had FHA insurance and $25.3 billion and $24.4 billion were protected by long-term stand-by agreements. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses with respect to these loans.

At September 30, 2012 and December 31, 2011, $24.1 billion and $24.0 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

In addition to the abovementioned purchased long-term stand-by agreements with FNMA and FHLMC, we have mitigated a portion of our credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles as described in Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. At September 30, 2012 and December 31, 2011, the synthetic securitization vehicles referenced principal balances of $19.1 billion and $23.9 billion of residential mortgage loans and provided loss protection up to $565 million and $783 million. At September 30, 2012 and December 31, 2011, the Corporation had a receivable of $328 million and $359 million from these vehicles for reimbursement of losses. The Corporation records an allowance for credit losses on loans referenced by the synthetic securitization vehicles. The reported net charge-offs for the residential mortgage portfolio do not include the benefit of amounts reimbursable from these vehicles. Adjusting for the benefit of the credit protection from the synthetic securitizations, the residential mortgage net charge-off ratio, excluding the Countrywide PCI and fully-insured loan portfolios, for the three and nine months ended September 30, 2012 would have been reduced by eight bps for both periods compared to nine bps and 14 bps for the same periods in 2011.

Synthetic securitizations and the long-term stand-by agreements with FNMA and FHLMC together reduce our regulatory risk-weighted assets due to the transfer of a portion of our credit risk to unaffiliated parties. At September 30, 2012 and December 31, 2011, these programs had the cumulative effect of reducing our risk-weighted assets by $7.7 billion and $7.9 billion, and increasing our Tier 1 capital ratio by nine bps and eight bps, and our Tier 1 common capital ratio by seven bps and six bps.

Table 33 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the Countrywide PCI loan portfolio, fully-insured loan portfolio and loans accounted for under the fair value option. We believe the presentation of information adjusted to exclude these loan portfolios is more representative of the credit risk in the residential mortgage loan portfolio. As such, the following discussion presents the residential mortgage portfolio excluding the Countrywide PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the Countrywide PCI loan portfolio, see page 101.

Table 33
Residential Mortgage – Key Credit Statistics (1)
					Reported Basis (2)		Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)					September 30 2012	December 31 2011	September 30 2012	December 31 2011
Outstandings					$247,340	$262,290	$146,367	$158,470
Accruing past due 30 days or more					28,420	28,688	3,332	3,950
Accruing past due 90 days or more					21,817	21,164	n/a	n/a
Nonperforming loans					15,175	15,970	15,175	15,970
Percent of portfolio
Refreshed LTV greater than 90 but less than 100					14%	15%	10%	11%
Refreshed LTV greater than 100					33	33	24	26
Refreshed FICO below 620					21	21	14	15
2006 and 2007 vintages (3)					25	27	34	37

	Reported Basis				Excluding Countrywide Purchased Credit-impaired and Fully-insured Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011	2012	2011
Net charge-off ratio (4)	1.12%	1.47%	1.22%	1.51%	1.88%	2.35%	2.05%	2.34%

(1)
Nonperforming loans at September 30, 2012 and net charge-off ratios for the three and nine months ended September 30, 2012 include the impact of new regulatory guidance on Chapter 7 bankruptcy. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

(2)
Outstandings, accruing past due, nonperforming loans and percent of portfolio exclude loans accounted for under the fair value option. There were $160 million and $906 million of residential mortgage loans accounted for under the fair value option at September 30, 2012 and December 31, 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 106 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(3)
These vintages of loans account for 60 percent and 63 percent of nonperforming residential mortgage loans at September 30, 2012 and December 31, 2011, and 69 percent and 71 percent of residential mortgage net charge-offs for the three and nine months ended September 30, 2012 and 70 percent and 73 percent for the three and nine months ended September 30, 2011.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
n/a = not applicable

Nonperforming residential mortgage loans decreased $795 million compared to December 31, 2011 as outflows, driven primarily by paydowns, charge-offs and returns to performing status, outpaced new inflows which included the addition of $557 million of nonperforming loans as a result of new regulatory guidance related to loans discharged in Chapter 7 bankruptcy. At September 30, 2012, the borrowers were current on contractual payments with respect to $3.1 billion, or 20 percent of nonperforming residential mortgage loans, and $9.5 billion, or 63 percent of nonperforming residential mortgage loans were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Accruing loans past due 30 days or more decreased $618 million compared to December 31, 2011.

Net charge-offs decreased $282 million to $707 million for the three months ended September 30, 2012, or 1.88 percent of total average residential mortgage loans, compared to $989 million, or 2.35 percent, for the same period in 2011. Net charge-offs decreased $659 million to $2.3 billion for the nine months ended September 30, 2012, or 2.05 percent of total average residential mortgage loans compared to $3.0 billion, or 2.34 percent, for the same period in 2011. These decreases in net charge-offs for the three- and nine-month periods were primarily driven by decreased write-downs on loans greater than 180 days past due which were written down to the estimated fair value of the collateral less estimated costs to sell, and favorable delinquency trends. In addition, the three months ended September 30, 2012 included $54 million in net charge-offs related to loans discharged in Chapter 7 bankruptcy that were written down to the underlying collateral value as a result of new regulatory guidance. For more information on the new regulatory guidance on Chapter 7 bankruptcy, see Consumer Portfolio Credit Risk Management on page 86 and Table 29. Net charge-off ratios were further impacted by lower loan balances primarily due to paydowns and charge-offs outpacing new originations.

Loans in the residential mortgage portfolio with certain characteristics have greater risk of loss than others. These characteristics include loans with a high refreshed LTV, loans originated at the peak of home prices in 2006 and 2007, interest-only loans and loans to borrowers located in California and Florida where we have concentrations and where significant declines in home prices have been experienced. Although the following disclosures address each of these risk characteristics separately, there is significant overlap in loans with these characteristics, which contributed to a disproportionate share of the losses in the portfolio. The residential mortgage loans with all of these higher risk characteristics comprised five percent and six percent of the residential mortgage portfolio at September 30, 2012 and December 31, 2011, and accounted for 21 percent of the residential mortgage net charge-offs during both the three and nine months ended September 30, 2012 compared to 23 percent for both the same periods in 2011.

Residential mortgage loans with a greater than 90 percent but less than 100 percent refreshed LTV represented 10 percent and 11 percent of the residential mortgage portfolio at September 30, 2012 and December 31, 2011. Loans with a refreshed LTV greater than 100 percent represented 24 percent and 26 percent of the residential mortgage loan portfolio at September 30, 2012 and December 31, 2011. Of the loans with a refreshed LTV greater than 100 percent, 91 percent and 92 percent were performing at September 30, 2012 and December 31, 2011. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration over the past several years. Loans to borrowers with refreshed FICO scores below 620 represented 14 percent and 15 percent of the residential mortgage portfolio at September 30, 2012 and December 31, 2011.

Of the $146.4 billion and $158.5 billion in total residential mortgage loans outstanding at September 30, 2012 and December 31, 2011, as shown in Table 33, 40 percent were originated as interest-only loans for both periods. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $13.8 billion, or 23 percent, at September 30, 2012. Residential mortgage loans that have entered the amortization period have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. As of September 30, 2012, $387 million, or three percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $3.3 billion, or two percent of accruing past due 30 days or more for the entire residential mortgage portfolio. In addition, at September 30, 2012, $2.3 billion, or 17 percent of outstanding interest-only residential mortgages that had entered the amortization period were nonperforming compared to $15.2 billion, or 10 percent of nonperforming loans for the entire residential mortgage portfolio. Loans in our interest-only residential mortgage portfolio have an interest-only period of three to 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Table 34 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 12 percent of outstandings at both September 30, 2012 and December 31, 2011. Loans within this MSA comprised only nine percent and eight percent of net charge-offs for the three and nine months ended September 30, 2012 and seven percent of net charge-offs for both the three and nine months ended September 30, 2011.

Table 34
Residential Mortgage State Concentrations
	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2012	December 31 2011	September 30 2012 (2)	December 31 2011	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2012 (2)	2011	2012 (2)	2011
California	$49,587	$54,203	$5,220	$5,606	$278	$339	$858	$1,012
Florida (3)	11,243	12,338	1,636	1,900	73	142	272	484
New York (3)	11,141	11,539	888	838	17	29	57	85
Texas	6,989	7,525	458	425	11	16	39	42
Virginia	5,207	5,709	400	399	12	14	40	51
Other U.S./Non-U.S.	62,200	67,156	6,573	6,802	316	449	1,073	1,324
Residential mortgage loans (4)	$146,367	$158,470	$15,175	$15,970	$707	$989	$2,339	$2,998
Fully-insured loan portfolio	91,637	93,854
Countrywide purchased credit-impaired residential mortgage loan portfolio	9,336	9,966
Total residential mortgage loan portfolio	$247,340	$262,290

(1)
Outstandings and nonperforming amounts exclude loans accounted for under the fair value option. There were $160 million and $906 million of residential mortgage loans accounted for under the fair value option at September 30, 2012 and December 31, 2011. See Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 106 and Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

(2)
Nonperforming loans and net charge-offs include the impact of new regulatory guidance on Chapter 7 bankruptcy. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the Countrywide PCI residential mortgage and fully-insured loan portfolios.

The Community Reinvestment Act (CRA) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in neighborhoods with low or moderate incomes. At September 30, 2012 and December 31, 2011, our CRA portfolio was $11.3 billion and $12.5 billion, or eight percent of the residential mortgage loan balances for both periods. The CRA portfolio included $2.1 billion and $2.5 billion of nonperforming loans at September 30, 2012 and December 31, 2011 representing 14 percent and 15 percent of total nonperforming residential mortgage loans at September 30, 2012 and December 31, 2011. Net charge-offs related to the CRA portfolio were $167 million and $163 million for the three months ended September 30, 2012 and 2011, or 24 percent and 16 percent of total net charge-offs for the residential mortgage portfolio. Net charge-offs related to the CRA portfolio were $487 million and $575 million for the nine months ended September 30, 2012 and 2011, or 21 percent and 19 percent of total net charge-offs for the residential mortgage portfolio.

For information on representations and warranties related to our residential mortgage portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Home Equity

The home equity portfolio makes up 20 percent of the consumer portfolio and is comprised of HELOCs, home equity loans and reverse mortgages. As of September 30, 2012, our HELOC portfolio had an outstanding balance of $94.3 billion, or 84 percent of the home equity portfolio. HELOCs generally have an initial draw period of 10 years with nine percent of the portfolio having a draw period of five years with a five-year renewal option. During the initial draw period, the borrowers are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.

As of September 30, 2012, our home equity loan portfolio had an outstanding balance of $16.6 billion, or 15 percent of the total home equity portfolio. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and 51 percent of these loans have 25- to 30-year terms.

As of September 30, 2012, our reverse mortgage portfolio had an outstanding balance of $1.4 billion, or one percent of the total home equity portfolio. In 2011, we exited the reverse mortgage origination business.

At September 30, 2012, approximately 88 percent of the home equity portfolio was included in CRES while the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $12.4 billion at September 30, 2012 compared to December 31, 2011 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. In addition, during the three months ended September 30, 2012, $2.0 billion of loans, including $1.6 billion of Countrywide PCI loans in the home equity portfolio, were forgiven in connection with the National Mortgage Settlement. Of the total home equity portfolio at September 30, 2012 and December 31, 2011, $21.9 billion and $24.5 billion, or 20 percent for both periods were in first-lien positions (21 percent and 22 percent excluding the Countrywide PCI home equity portfolio at September 30, 2012 and December 31, 2011). As of September 30, 2012, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $31.8 billion, or 31 percent of our total home equity portfolio excluding the Countrywide PCI loan portfolio.

Unused HELOCs totaled $62.5 billion at September 30, 2012 compared to $67.5 billion at December 31, 2011. This decrease was primarily due to customers choosing to close accounts as well as line management initiatives on deteriorating accounts, which more than offset new production. The HELOC utilization rate was 60 percent at September 30, 2012 compared to 61 percent at December 31, 2011.

Table 35 presents certain home equity portfolio key credit statistics on both a reported basis as well as excluding the Countrywide PCI loan portfolio. We believe the presentation of information adjusted to exclude the impact of the Countrywide PCI loan portfolio is more representative of the credit risk in this portfolio.

Table 35
Home Equity – Key Credit Statistics (1)
					Reported Basis		Excluding Countrywide Purchased Credit-impaired Loans
(Dollars in millions)					September 30 2012	December 31 2011	September 30 2012	December 31 2011
Outstandings					$112,260	$124,699	$102,551	$112,721
Accruing past due 30 days or more (2)					1,148	1,658	1,148	1,658
Nonperforming loans (2)					4,275	2,453	4,275	2,453
Percent of portfolio
Refreshed combined LTV greater than 90 but less than 100					11%	10%	11%	11%
Refreshed combined LTV greater than 100					35	36	31	32
Refreshed FICO below 620 (3)					10	11	8	9
2006 and 2007 vintages (4)					49	50	46	46

	Reported Basis				Excluding Countrywide Purchased Credit-impaired Loans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011	2012	2011
Net charge-off ratio (5)	5.55%	3.35%	3.88%	3.57%	6.13%	3.70%	4.29%	3.94%

(1)
Nonperforming loans at September 30, 2012 and net charge-off ratios for the three and nine months ended September 30, 2012 include the impacts of the National Mortgage Settlement and guidance issued by regulatory agencies. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

(2)
Accruing past due 30 days or more includes $379 million and $609 million and nonperforming loans includes $975 million and $703 million of loans where we serviced the underlying first-lien at September 30, 2012 and December 31, 2011.

(3)
Beginning in the first quarter of 2012, home equity FICO metrics reflected an updated scoring model that is more representative of the credit risk of our borrowers. Prior period amounts were adjusted to reflect these updates.

(4)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 52 percent and 54 percent of nonperforming home equity loans at September 30, 2012 and December 31, 2011, and accounted for 55 percent and 60 percent of net charge-offs for the three and nine months ended September 30, 2012 and 65 percent for both the three and nine months ended September 30, 2011.

(5)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

The following discussion presents the home equity portfolio excluding the Countrywide PCI loan portfolio.

Nonperforming outstanding balances in the home equity portfolio increased $1.8 billion at September 30, 2012 compared to December 31, 2011 due to the reclassification to nonperforming of junior-lien loans less than 90 days past due that have a senior-lien loan that is 90 days or more past due which resulted in a $1.4 billion increase as of September 30, 2012, and the reclassification to nonperforming of $483 million related to loans less than 60 days past due that were discharged in Chapter 7 bankruptcy, in both cases pursuant to new regulatory guidance.

These additions to nonperforming loans were partially offset by the $435 million of loans forgiven related to the National Mortgage Settlement. Excluding the impact of these items, nonperforming loans declined compared to December 31, 2011 as outflows outpaced new inflows which continued to improve due to favorable delinquency trends in the nine months ended September 30, 2012. At September 30, 2012, on $2.0 billion, or 46 percent of nonperforming home equity loans, the borrowers were current on contractual payments and $1.2 billion, or 28 percent of nonperforming home equity loans, were 180 days or more past due and had been written down to the estimated fair value of the collateral less estimated costs to sell. Outstanding balances accruing past due 30 days or more decreased $510 million at September 30, 2012 driven in part by the reclassification of junior-lien home equity loans to nonperforming in accordance with regulatory interagency guidance. For more information on the changes as a result of regulatory guidance and the National Mortgage Settlement, see Consumer Portfolio Credit Risk Management on page 86.

In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio in which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans in which the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. At September 30, 2012, we estimate that $2.5 billion of current and $554 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $1.1 billion of these combined amounts, with the remaining $2.0 billion serviced by third parties. Of the $3.1 billion current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $1.4 billion had first-lien loans that were 90 days or more past due.

Net charge-offs increased $529 million to $1.6 billion, or 6.13 percent of the total average home equity portfolio, for the three months ended September 30, 2012 compared to $1.1 billion, or 3.70 percent, for the same period in the prior year primarily driven by $435 million in net charge-offs associated with the National Mortgage Settlement and $424 million in net charge-offs related to loans discharged in Chapter 7 bankruptcy that were written down to the underlying collateral value due to new regulatory guidance. These items were partially offset by favorable portfolio trends due in part to improvement in the U.S. economy. Net charge-offs remained relatively unchanged at $3.5 billion, or 4.29 percent of the total average home equity portfolio, for the nine months ended September 30, 2012 compared to 3.94 percent, for the same period in the prior year primarily due to the same factors noted above. Net charge-off ratios were further impacted by lower outstanding balances primarily as a result of paydowns and charge-offs outpacing new originations and draws on existing lines.

There are certain characteristics of the outstanding loan balances in the home equity portfolio that have contributed to higher losses including those loans with a high refreshed combined loan-to-value (CLTV), loans that were originated at the peak of home prices in 2006 and 2007, and loans in geographic areas that have experienced the most significant declines in home prices. Home price declines coupled with the fact that most home equity outstandings are secured by second-lien positions have significantly reduced and, in some cases, eliminated all collateral value after consideration of the first-lien position. Although the disclosures in this section address each of these risk characteristics separately, there is significant overlap in outstanding balances with these characteristics, which has contributed to a disproportionate share of losses in the portfolio. Outstanding balances in the home equity portfolio with all of these higher risk characteristics comprised nine percent and 10 percent of the total home equity portfolio at September 30, 2012 and December 31, 2011, and accounted for 25 percent of the home equity net charge-offs for both the three and nine months ended September 30, 2012 compared to 30 percent and 28 percent for the same periods in 2011.

Outstanding balances in the home equity portfolio with greater than 90 percent but less than 100 percent refreshed CLTVs comprised 11 percent of the home equity portfolio at both September 30, 2012 and December 31, 2011. Outstanding balances with refreshed CLTVs greater than 100 percent comprised 31 percent and 32 percent of the home equity portfolio at September 30, 2012 and December 31, 2011. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where the carrying value and available line of credit of the combined loans are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Home price deterioration over the past several years has contributed to an increase in CLTV ratios. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current at September 30, 2012. For second-lien loans with a refreshed CLTV greater than 100 percent that are current, 92 percent were also current on the underlying first-lien loans at September 30, 2012. Outstanding balances in the home equity portfolio to borrowers with a refreshed FICO score below 620 represented eight percent and nine percent of the home equity portfolio at September 30, 2012 and December 31, 2011.

Of the $102.6 billion and $112.7 billion in total home equity portfolio outstandings at September 30, 2012 and December 31, 2011, 79 percent and 78 percent were interest-only loans, almost all of which were HELOCs. The outstanding balance of HELOCs that have entered the amortization period was $1.9 billion, or two percent of total HELOCs, at September 30, 2012. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. As of September 30, 2012, $68 million, or three percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more compared to $1.0 billion, or one percent of outstanding accruing past due 30 days or more for the entire HELOC portfolio. In addition, at September 30, 2012, $145 million, or seven percent of outstanding HELOCs that had entered the amortization period were nonperforming compared to $3.7 billion, or four percent of outstandings that were nonperforming for the entire HELOC portfolio. Loans in our HELOC portfolio generally have an initial draw period of 10 years and more than 85 percent of these loans will not be required to make a fully-amortizing payment until 2015 or later.

Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended September 30, 2012, approximately 64 percent of these customers did not pay any principal on their HELOCs.

Table 36 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both September 30, 2012 and December 31, 2011. This MSA comprised eight percent of net charge-offs for both the three and nine months ended September 30, 2012 and six percent and seven percent of net charge-offs for the same periods in 2011. The Los Angeles-Long Beach-Santa Ana MSA within California made up 12 percent of the outstanding home equity portfolio at both September 30, 2012 and December 31, 2011. This MSA comprised 11 percent of net charge-offs for both the three and nine months ended September 30, 2012 and 11 percent for both the same periods in 2011.

For information on representations and warranties related to our home equity portfolio, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 36
Home Equity State Concentrations
	Outstandings		Nonperforming		Net Charge-offs
	September 30 2012	December 31 2011	September 30 2012 (1)	December 31 2011	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2012 (1)	2011	2012 (1)	2011
California	$29,576	$32,398	$1,143	$627	$522	$387	$1,101	$1,164
Florida (2)	12,234	13,450	701	411	199	201	486	687
New Jersey (2)	6,945	7,483	306	175	93	38	170	128
New York (2)	6,890	7,423	406	242	86	45	181	155
Massachusetts	4,528	4,919	138	67	41	17	76	59
Other U.S./Non-U.S.	42,378	47,048	1,581	931	680	404	1,456	1,341
Home equity loans (3)	$102,551	$112,721	$4,275	$2,453	$1,621	$1,092	$3,470	$3,534
Countrywide purchased credit-impaired home equity portfolio	9,709	11,978
Total home equity loan portfolio	$112,260	$124,699

(1)
Nonperforming loans and net charge-offs include the impacts of the National Mortgage Settlement and guidance issued by regulatory agencies. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

(2)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(3)	Amount excludes the Countrywide PCI home equity portfolio.

Discontinued Real Estate

The discontinued real estate portfolio, excluding $1.0 billion of loans accounted for under the fair value option, totaled $9.9 billion at September 30, 2012 and consists of pay option and subprime loans acquired in the Countrywide acquisition. Upon acquisition, the majority of the discontinued real estate portfolio was considered credit-impaired and written down to fair value. At September 30, 2012, the Countrywide PCI loan portfolio was $8.8 billion, or 89 percent of the total discontinued real estate portfolio. This portfolio is included in All Other and is managed as part of our overall ALM activities. See Countrywide Purchased Credit-impaired Loan Portfolio on page 101 for more information on the discontinued real estate portfolio.

At September 30, 2012, the purchased discontinued real estate portfolio that was not credit-impaired upon acquisition was $1.1 billion. Loans with greater than 90 percent refreshed LTVs and CLTVs comprised 31 percent of the portfolio and those with refreshed FICO scores below 620 represented 42 percent of the portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 16 percent of outstanding discontinued real estate loans at September 30, 2012.

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

At September 30, 2012, the unpaid principal balance of pay option loans was $9.9 billion, with a carrying amount of $8.8 billion, including $8.0 billion of loans that were credit-impaired upon acquisition, and accordingly, the reserve is based on a life-of-loan loss estimate. The total unpaid principal balance of pay option loans with accumulated negative amortization was $7.1 billion including $521 million of negative amortization. For those borrowers who are making payments in accordance with their contractual terms, 17 percent and 22 percent at September 30, 2012 and December 31, 2011 elected to make only the minimum payment on option ARMs. We believe the majority of borrowers are now making scheduled payments primarily because the low rate environment has caused the fully indexed rates to be affordable to more borrowers. We continue to evaluate our exposure to payment resets on the acquired negative-amortizing loans including the Countrywide PCI pay option loan portfolio and have taken into consideration several assumptions regarding this evaluation including prepayment and default rates. Of the loans in the pay option portfolio at September 30, 2012 that have not already experienced a payment reset, one percent are expected to reset during the remainder of 2012 and 22 percent thereafter. In addition, eight percent are expected to prepay and 69 percent are expected to default prior to being reset, most of which were severely delinquent as of September 30, 2012.

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

Table 37 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the Countrywide PCI loan portfolio at September 30, 2012 and December 31, 2011.

Table 37
Countrywide Purchased Credit-impaired Loan Portfolio
	September 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage	$9,331	$9,336	$1,616	$7,720	82.73%
Home equity	9,651	9,709	3,495	6,214	64.39
Discontinued real estate	9,820	8,803	1,970	6,833	69.58
Total Countrywide purchased credit-impaired loan portfolio	$28,802	$27,848	$7,081	$20,767	72.10

	December 31, 2011
Residential mortgage	$10,426	$9,966	$1,331	$8,635	82.82%
Home equity	12,516	11,978	5,129	6,849	54.72
Discontinued real estate	11,891	9,857	1,999	7,858	66.08
Total Countrywide purchased credit-impaired loan portfolio	$34,833	$31,801	$8,459	$23,342	67.01

The total Countrywide PCI unpaid principal balance decreased $6.0 billion, or 17 percent, to $28.8 billion at September 30, 2012 compared to $34.8 billion at December 31, 2011 primarily driven by liquidations, paydowns and payoffs. In addition, the decline for the three months ended September 30, 2012 includes loans with an unpaid principal balance of $1.8 billion within the home equity portfolio that were forgiven in connection with the National Mortgage Settlement of which 91 percent were 180 days or more past due. For more information on the National Mortgage Settlement, see Consumer Portfolio Credit Risk Management on page 86.

Of the unpaid principal balance of $28.8 billion at September 30, 2012, $9.1 billion was 180 days or more past due, including $7.3 billion of first-lien and $1.8 billion of home equity loans. Of the $19.7 billion that was less than 180 days past due, $17.4 billion, or 88 percent of the total unpaid principal balance, was current based on the contractual terms while $1.4 billion, or seven percent, was in early stage delinquency. The home equity 180 days or more past due balances declined $1.9 billion, or 51 percent, during the nine months ended September 30, 2012, due primarily to the loans forgiven as discussed above.

During the three months ended September 30, 2012, we recorded a $166 million provision benefit for the Countrywide PCI loan portfolio due to our updated home price outlook and included a benefit of $101 million for home equity loans, a $9 million benefit for residential mortgage and a $56 million benefit for discontinued real estate. This compared to no recorded provision for credit losses during the three months ended September 30, 2011. During the nine months ended September 30, 2012, we recorded $327 million of provision for credit losses for the Countrywide PCI loan portfolio including $77 million for residential mortgage, $83 million for home equity loans and $167 million for discontinued real estate. This compared to a total provision for credit losses of $2.0 billion during the nine months ended September 30, 2011. Provision for credit losses for the nine months ended September 30, 2012 was primarily driven by a downward refinement of our home price outlook during the first quarter of 2012.

The Countrywide PCI allowance declined $1.4 billion during the nine months ended September 30, 2012 as the additional provision for credit losses of $327 million was more than offset by a $1.7 billion reduction in the Countrywide PCI home equity allowance primarily due to forgiveness of $1.6 billion of fully reserved home equity loans in connection with the National Mortgage Settlement. For further information on the Countrywide PCI loan portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Additional information on the Countrywide PCI residential mortgage, home equity and discontinued real estate loan portfolios is provided in the following sections.

Purchased Credit-impaired Residential Mortgage Loan Portfolio

The Countrywide PCI residential mortgage loan portfolio comprised 34 percent of the total Countrywide PCI loan portfolio at September 30, 2012. Those loans to borrowers with a refreshed FICO score below 620 represented 39 percent of the Countrywide PCI residential mortgage loan portfolio at September 30, 2012. Loans with a refreshed LTV greater than 90 percent represented 62 percent of the Countrywide PCI residential mortgage loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 84 percent based on the unpaid principal balance at September 30, 2012. Those loans that were originally classified as Countrywide PCI discontinued real estate loans upon acquisition and have been subsequently modified are now included in Countrywide PCI residential mortgage outstandings. Table 38 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 38
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Residential Mortgage State Concentrations
(Dollars in millions)	September 30 2012	December 31 2011
California	$5,060	$5,509
Florida (1)	754	779
Virginia	501	535
Maryland	254	262
Texas	115	130
Other U.S./Non-U.S.	2,652	2,751
Total Countrywide purchased credit-impaired residential mortgage loan portfolio	$9,336	$9,966

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

Purchased Credit-impaired Home Equity Portfolio

The Countrywide PCI home equity portfolio comprised 35 percent of the total Countrywide PCI loan portfolio at September 30, 2012. Those loans with a refreshed FICO score below 620 represented 29 percent of the Countrywide PCI home equity portfolio at September 30, 2012. Loans with a refreshed CLTV greater than 90 percent represented 77 percent of the Countrywide PCI home equity portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 80 percent based on the unpaid principal balance at September 30, 2012. Table 39 presents outstandings net of purchase accounting adjustments and before the related valuation allowance, by certain state concentrations.

Table 39
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Home Equity State Concentrations
(Dollars in millions)	September 30 2012	December 31 2011
California	$3,192	$4,051
Florida (1)	622	840
Virginia	403	467
Arizona	344	422
Colorado	283	335
Other U.S./Non-U.S.	4,865	5,863
Total Countrywide purchased credit-impaired home equity portfolio	$9,709	$11,978

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

Purchased Credit-impaired Discontinued Real Estate Loan Portfolio

The Countrywide PCI discontinued real estate loan portfolio comprised 31 percent of the total Countrywide PCI loan portfolio at September 30, 2012. Those loans to borrowers with a refreshed FICO score below 620 represented 63 percent of the Countrywide PCI discontinued real estate loan portfolio at September 30, 2012. Loans with a refreshed LTV, or CLTV in the case of second-liens, greater than 90 percent represented 42 percent of the Countrywide PCI discontinued real estate loan portfolio after consideration of purchase accounting adjustments and the related valuation allowance, and 84 percent based on the unpaid principal balance at September 30, 2012. Those loans that were originally classified as discontinued real estate loans upon acquisition and have been subsequently modified are now excluded from this portfolio and included in the Countrywide PCI residential mortgage loan portfolio, but remain in the PCI loan pool. Table 40 presents outstandings net of purchase accounting adjustments and before the related valuation adjustment, by certain state concentrations.

Table 40
Outstanding Countrywide Purchased Credit-impaired Loan Portfolio – Discontinued Real Estate State Concentrations
(Dollars in millions)	September 30 2012	December 31 2011
California	$4,536	$5,285
Florida (1)	1,072	1,041
Washington	286	311
Virginia	233	273
Arizona	205	241
Other U.S./Non-U.S.	2,471	2,706
Total Countrywide purchased credit-impaired discontinued real estate loan portfolio	$8,803	$9,857

(1)	In this state, foreclosure requires a court order following a legal proceeding (judicial state).

U.S. Credit Card

The U.S. credit card portfolio is managed in CBB. Outstandings in the U.S. credit card portfolio decreased $9.1 billion compared to December 31, 2011 due to a seasonal decline in retail transaction volume and portfolio sales. For the three and nine months ended September 30, 2012, net charge-offs decreased $560 million to $1.1 billion and $2.2 billion to $3.7 billion compared to the same periods in the prior year due to improvements in delinquencies and bankruptcies as a result of an improved economic environment, account management on higher risk accounts and the impact of higher credit quality originations. U.S. credit card loans 30 days or more past due and still accruing interest decreased $968 million while loans 90 days or more past due and still accruing interest decreased $599 million compared to December 31, 2011 due to improvement in the U.S. economy. Table 41 presents certain key credit statistics for the consumer U.S. credit card portfolio.

Table 41
U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			September 30 2012	December 31 2011
Outstandings			$93,162	$102,291
Accruing past due 30 days or more			2,855	3,823
Accruing past due 90 days or more			1,471	2,070

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net charge-offs	$1,079	$1,639	$3,654	$5,844
Net charge-off ratios (1)	4.60%	6.28%	5.11%	7.33%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Unused lines of credit for U.S. credit card totaled $345.7 billion at September 30, 2012 compared to $368.1 billion at December 31, 2011. The $22.4 billion decrease was driven by closure of inactive accounts and account management initiatives on higher risk accounts.

Table 42 presents certain state concentrations for the U.S. credit card portfolio.

Table 42
U.S. Credit Card State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2012	December 31 2011	September 30 2012	December 31 2011	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2012	2011	2012	2011
California	$13,892	$15,246	$243	$352	$196	$310	$666	$1,132
Florida	7,315	7,999	151	221	115	184	405	680
Texas	6,343	6,885	95	131	68	96	228	345
New York	5,640	6,156	91	126	66	91	215	322
New Jersey	3,850	4,183	62	86	44	64	146	221
Other U.S.	56,122	61,822	829	1,154	590	894	1,994	3,144
Total U.S. credit card portfolio	$93,162	$102,291	$1,471	$2,070	$1,079	$1,639	$3,654	$5,844

Non-U.S. Credit Card

Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, decreased $1.1 billion compared to December 31, 2011 due to lower origination volume and charge-offs. For the three and nine months ended September 30, 2012, net charge-offs decreased $250 million to $124 million, and $743 million to $462 million compared to the same periods in the prior year primarily due to the sale of the Canadian consumer credit card portfolio and improvement in delinquencies.

Unused lines of credit for non-U.S. credit card totaled $36.6 billion at September 30, 2012 compared to $36.8 billion at December 31, 2011. The $231 million decrease was driven by a decline in the number of outstanding accounts primarily offset by strengthening of the British Pound against the U.S. dollar.

Table 43 presents certain key credit statistics for the non-U.S. credit card portfolio.

Table 43
Non-U.S. Credit Card – Key Credit Statistics
(Dollars in millions)			September 30 2012	December 31 2011
Outstandings			$13,320	$14,418
Accruing past due 30 days or more			428	610
Accruing past due 90 days or more			224	342

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net charge-offs	$124	$374	$462	$1,205
Net charge-off ratios (1)	3.70%	5.83%	4.50%	6.02%

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans.

Direct/Indirect Consumer

At September 30, 2012, approximately 44 percent of the direct/indirect portfolio was included in Global Banking (dealer financial services - automotive, marine, aircraft and recreational vehicle loans), 43 percent was included in GWIM (principally other non-real estate-secured, unsecured personal loans and securities-based lending margin loans), seven percent was included in CBB (consumer personal loans) and the remainder was in All Other (student loans).

Outstanding loans and leases decreased $7.3 billion compared to December 31, 2011 due to run-off of an auto loan portfolio, an auto loan sale and securitization within the dealer financial services portfolio, and lower outstandings in the unsecured consumer lending portfolio partially offset by growth in securities-based lending. For the three and nine months ended September 30, 2012, net charge-offs decreased $140 million to $161 million, and $624 million to $568 million, or 0.78 percent and 0.89 percent of total average direct/indirect loans compared to 1.32 percent and 1.77 percent for the same periods in the prior year. These decreases were primarily driven by improvements in delinquencies, collections and bankruptcies in the unsecured consumer lending portfolio as a result of an improved economic environment as well as reduced outstandings.

For the three and nine months ended September 30, 2012, net charge-offs in the unsecured consumer lending portfolio decreased $114 million to $108 million, and $515 million to $399 million, or 7.25 percent and 7.90 percent of total average unsecured consumer lending loans compared to 9.36 percent and 11.59 percent for the same periods in the prior year. Direct/indirect loans that were past due 30 days or more and still accruing interest declined $488 million to $1.4 billion at September 30, 2012 compared to $1.9 billion at December 31, 2011 due to improvements in both the unsecured consumer lending and dealer financial services portfolios.

Table 44 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 44
Direct/Indirect State Concentrations
	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2012	December 31 2011	September 30 2012	December 31 2011	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2012	2011	2012	2011
California	$10,557	$11,152	$53	$81	$21	$44	$77	$180
Texas	7,067	7,882	40	54	13	23	46	93
Florida	6,912	7,456	36	55	17	32	61	116
New York	4,920	5,160	27	40	10	15	36	64
New Jersey	2,551	2,786	18	25	5	10	21	41
Other U.S./Non-U.S.	50,397	55,277	401	491	95	177	327	698
Total direct/indirect loan portfolio	$82,404	$89,713	$575	$746	$161	$301	$568	$1,192

Other Consumer

At September 30, 2012, approximately 94 percent of the $2.7 billion other consumer portfolio was associated with certain consumer finance businesses that we previously exited and non-U.S. consumer loan portfolios that are included in All Other. The remainder is primarily deposit overdrafts included in CBB.

Consumer Loans Accounted for Under the Fair Value Option

Outstanding consumer loans accounted for under the fair value option were $1.2 billion at September 30, 2012 and include $1.0 billion of discontinued real estate loans and $160 million of residential mortgage loans in consolidated variable interest entities (VIEs). During the three and nine months ended September 30, 2012, we recorded gains of $30 million and $41 million resulting from changes in the fair value of the loan portfolio. These were offset by losses recorded on the related long-term debt during the three and nine months ended September 30, 2012.

Nonperforming Consumer Loans and Foreclosed Properties Activity

Table 45 presents nonperforming consumer loans and foreclosed properties activity for the three and nine months ended September 30, 2012 and 2011. Nonperforming LHFS are excluded from nonperforming loans as they are recorded at either fair value or the lower of cost or fair value. Nonperforming loans do not include past due consumer credit card loans and in general, past due consumer loans not secured by real estate as these loans are generally charged off no later than the end of the month in which the loan becomes 180 days past due. The fully-insured loan portfolio is not reported as nonperforming as principal repayment is insured. Additionally, nonperforming loans do not include the Countrywide PCI loan portfolio or loans accounted for under the fair value option. For further information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Nonperforming loans increased $632 million during the three months ended September 30, 2012 due primarily to the reclassification to nonperforming of $1.1 billion loans less than 60 days past due that were discharged as a result of new regulatory guidance on Chapter 7 bankruptcy, partially offset by the $435 million of nonperforming loans forgiven in connection with the National Mortgage Settlement. Excluding the impact of these items, nonperforming loans declined during the three months ended September 30, 2012 as outflows outpaced new inflows. Nonperforming loans increased $985 million in the nine months ended September 30, 2012 due to the reclassification to nonperforming of $1.9 billion of junior-lien loans less than 90 days past due that have a senior-lien loan that is 90 days or more past due and the reclassification to nonperforming of $1.1 billion of loans less than 60 days past due that were discharged in Chapter 7 bankruptcy as a result of new regulatory guidance. These additions to nonperforming loans were partially offset by $435 million of nonperforming loans forgiven in connection with the National Mortgage Settlement. Excluding the impact of these items, nonperforming loans declined compared to December 31, 2011 as outflows outpaced new inflows which continued to improve due to favorable delinquency trends in the nine months ended September 30, 2012. For more information on the impacts related to the National Mortgage Settlement and guidance issued by regulatory agencies, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

The outstanding balance of a real estate-secured loan that is in excess of the estimated property value, after reducing the estimated property value for estimated costs to sell, is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At September 30, 2012, $11.7 billion, or 57 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less estimated costs to sell, including $10.9 billion of nonperforming loans 180 days or more past due and $799 million of foreclosed properties.

Foreclosed properties decreased $309 million and $1.2 billion during the three and nine months ended September 30, 2012 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once the underlying real estate is acquired by the Corporation upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Countrywide PCI related foreclosed properties decreased $87 million and $311 million during the three and nine months ended September 30, 2012. Not included in foreclosed properties at September 30, 2012 was $2.4 billion of real estate that was acquired upon foreclosure of delinquent FHA-insured loans. We hold this real estate on our balance sheet until we convey these properties to the FHA. We exclude these amounts from our nonperforming loans and foreclosed properties activity as we will be reimbursed once the property is conveyed to the FHA for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period. For additional information on the review of our foreclosure processes, see Off-Balance Sheet Arrangements and Contractual Obligations – Servicing Matters and Foreclosure Processes on page 67.

Restructured Loans

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the Countrywide PCI loan portfolio, are included in Table 45.

Table 45
Nonperforming Consumer Loans and Foreclosed Properties Activity (1)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Nonperforming loans, beginning of period	$19,121	$19,478	$18,768	$20,854
Additions to nonperforming loans:
New nonperforming loans	3,306	4,036	9,873	11,966
Impact of change in treatment of loans discharged in bankruptcies (2)	1,050	n/a	1,050	n/a
Impact of regulatory interagency guidance (3)	n/a	n/a	1,853	n/a
Reductions to nonperforming loans:
Paydowns and payoffs	(822)	(944)	(2,833)	(2,515)
Returns to performing status (4)	(943)	(1,072)	(3,127)	(3,723)
Charge-offs (5)	(1,827)	(1,972)	(5,105)	(6,262)
Transfers to foreclosed properties (6)	(132)	(379)	(726)	(1,173)
Total net additions (reductions) to nonperforming loans	632	(331)	985	(1,707)
Total nonperforming loans, September 30 (7)	19,753	19,147	19,753	19,147
Foreclosed properties, beginning of period (8)	1,108	1,797	1,991	1,249
Additions to foreclosed properties:
New foreclosed properties (6)	206	635	943	2,171
Reductions to foreclosed properties:
Sales	(485)	(469)	(1,969)	(1,344)
Write-downs	(30)	(71)	(166)	(184)
Total net additions (reductions) to foreclosed properties	(309)	95	(1,192)	643
Total foreclosed properties, September 30	799	1,892	799	1,892
Nonperforming consumer loans and foreclosed properties, September 30	$20,552	$21,039	$20,552	$21,039
Nonperforming consumer loans as a percentage of outstanding consumer loans (9)	3.52%	3.10%
Nonperforming consumer loans and foreclosed properties as a percentage of outstanding consumer loans and foreclosed properties (9)	3.66	3.39

(1)
Balances do not include nonperforming LHFS of $639 million and $724 million and nonaccruing TDRs removed from the Countrywide PCI portfolio prior to January 1, 2010 of $540 million and $474 million at September 30, 2012 and 2011 as well as loans accruing past due 90 days or more as presented in Table 30 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)
During the third quarter of 2012, we added $1.1 billion to nonperforming loans as a result of new regulatory guidance on Chapter 7 bankruptcy. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

(3)
As a result of the regulatory interagency guidance, we reclassified $1.9 billion of performing home equity loans to nonperforming during the first quarter of 2012. For more information, see Consumer Portfolio Credit Risk Management on page 86.

(4)
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

(6)
New foreclosed properties represents transfers of nonperforming loans to foreclosed properties net of charge-offs taken during the first 90 days after transfer of a loan to foreclosed properties. New foreclosed properties also includes properties obtained upon foreclosure of delinquent PCI loans, properties repurchased due to representations and warranties exposure and properties acquired with newly consolidated subsidiaries.

(7)	At September 30, 2012, 55 percent of nonperforming loans were 180 days or more past due and were written down through charge-offs to 62 percent of their unpaid principal balance.

(8)	Foreclosed property balances do not include loans that are insured by the FHA and have entered foreclosure of $2.4 billion and $1.4 billion at September 30, 2012 and 2011.

(9)	Outstanding consumer loans exclude loans accounted for under the fair value option.
n/a = not applicable

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, all gains and losses in value are recorded in noninterest expense. New foreclosed properties included in Table 45 are net of $30 million and $231 million of charge-offs for the three and nine months ended September 30, 2012 compared to $85 million and $245 million for the same periods in 2011, recorded during the first 90 days after transfer.

During the third quarter of 2012, new regulatory guidance was issued addressing certain home loans that have been discharged in Chapter 7 bankruptcy. As a result of this new regulatory guidance, we recognized an additional $3.5 billion of TDRs at September 30, 2012, including $1.1 billion of loans that are current or less than 60 days past due. Of the $3.5 billion of TDRs, approximately 20 percent, 34 percent and 46 percent had been discharged in Chapter 7 bankruptcy in 2012, 2011 and prior years, respectively. For more information, see Consumer Portfolio Credit Risk Management on page 86 and Table 29.

Table 46 presents TDRs for the home loans portfolio. Performing TDR balances are excluded from nonperforming loans in Table 45.

Table 46
Home Loans Troubled Debt Restructurings
	September 30, 2012			December 31, 2011
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$25,019	$8,130	$16,889	$19,287	$5,034	$14,253
Home equity (3)	2,175	1,277	898	1,776	543	1,233
Discontinued real estate (4)	382	236	146	399	214	185
Total home loans troubled debt restructurings	$27,576	$9,643	$17,933	$21,462	$5,791	$15,671

(1)
Residential mortgage TDRs deemed collateral dependent totaled $8.4 billion and $5.3 billion, and included $5.4 billion and $2.2 billion of loans classified as nonperforming and $3.0 billion and $3.1 billion of loans classified as performing at September 30, 2012 and December 31, 2011.

(2)	Residential mortgage performing TDRs included $9.9 billion and $7.0 billion of loans that were fully-insured at September 30, 2012 and December 31, 2011.

(3)
Home equity TDRs deemed collateral dependent totaled $1.4 billion and $824 million, and included $1.0 billion and $282 million of loans classified as nonperforming and $370 million and $542 million of loans classified as performing at September 30, 2012 and December 31, 2011.

(4)
Discontinued real estate TDRs deemed collateral dependent totaled $250 million and $230 million, and included $161 million and $118 million of loans classified as nonperforming and $89 million and $112 million as performing at September 30, 2012 and December 31, 2011.

We work with customers that are experiencing financial difficulty by modifying credit card and other consumer loans, while complying with Federal Financial Institutions Examination Council (FFIEC) guidelines. Substantially all of our credit card and other consumer loan modifications involve a reduction in the cardholder’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months, both of which are considered to be TDRs (the renegotiated TDR portfolio). We make modifications primarily through internal renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded from Table 45 as substantially all of these loans remain on accrual status until either charged off or paid in full. At September 30, 2012 and December 31, 2011, our renegotiated TDR portfolio was $4.5 billion and $7.1 billion, of which $3.5 billion and $5.5 billion were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower new program enrollments. For more information on the renegotiated TDR portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. Tables 51, 56, 63 and 64 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

For information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Commercial Credit Portfolio

Table 47 presents our commercial loans and leases, and related credit quality information at September 30, 2012 and December 31, 2011.

Table 47
Commercial Loans and Leases
	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
U.S. commercial	$192,763	$179,948	$1,609	$2,174	$77	$75
Commercial real estate (1)	37,579	39,596	2,028	3,880	9	7
Commercial lease financing	22,855	21,989	33	26	18	14
Non-U.S. commercial	58,503	55,418	139	143	—	—
	311,700	296,951	3,809	6,223	104	96
U.S. small business commercial (2)	12,621	13,251	139	114	127	216
Commercial loans excluding loans accounted for under the fair value option	324,321	310,202	3,948	6,337	231	312
Loans accounted for under the fair value option (3)	6,436	6,614	11	73	—	—
Total commercial loans and leases	$330,757	$316,816	$3,959	$6,410	$231	$312

(1)	Includes U.S. commercial real estate loans of $36.0 billion and $37.8 billion and non-U.S. commercial real estate loans of $1.6 billion and $1.8 billion at September 30, 2012 and December 31, 2011.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.0 billion and $2.2 billion at September 30, 2012 and December 31, 2011 and non-U.S. commercial loans of $4.4 billion at both period ends. See Note 16 – Fair Value Option to the Consolidated Financial Statements for additional information on the fair value option.

Outstanding commercial loans and leases increased $13.9 billion at September 30, 2012 compared to December 31, 2011, primarily in U.S. commercial due to growth in middle-market regions and certain asset-backed lending products as well as a margin loan refinancing. During the three and nine months ended September 30, 2012, credit quality in the commercial loan portfolio continued to show improvement relative to the prior-year periods. Reservable criticized balances and nonperforming loans, leases and foreclosed property balances in the commercial credit portfolio declined during the nine months ended September 30, 2012 and were primarily in the commercial real estate and U.S. commercial portfolios. Commercial real estate continued to show improvement in both the residential and non-residential portfolios; however, levels of stressed commercial real estate loans remained elevated. The reduction in reservable criticized U.S. commercial loans was driven by broad-based improvements in terms of clients, industries and businesses. Most other credit indicators across the remaining commercial portfolios also improved. These improvements contributed to a decline of $957 million in the allowance for loan and lease losses from December 31, 2011 to $3.2 billion at September 30, 2012. For more information, see Allowance for Credit Losses on page 130.

Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases were 1.20 percent and 2.02 percent (1.22 percent and 2.04 percent excluding loans accounted for under the fair value option) at September 30, 2012 and December 31, 2011. Accruing commercial loans and leases past due 90 days or more as a percentage of outstanding commercial loans and leases were 0.07 percent and 0.10 percent at September 30, 2012 and December 31, 2011.

Table 48 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2012 and 2011. Improving portfolio trends drove lower charge-offs across the portfolio.

Table 48
Commercial Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
U.S. commercial	$55	$78	$215	$117	0.12%	0.18%	0.16%	0.09%
Commercial real estate	91	296	300	747	0.97	2.73	1.06	2.19
Commercial lease financing	(12)	(1)	(7)	(8)	(0.22)	(0.01)	(0.04)	(0.05)
Non-U.S. commercial	9	18	11	134	0.06	0.15	0.03	0.44
	143	391	519	990	0.19	0.54	0.23	0.47
U.S. small business commercial	209	220	577	807	6.59	6.36	5.98	7.62
Total commercial	$352	$611	$1,096	$1,797	0.45	0.81	0.47	0.81

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Table 49 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers’ acceptances and commercial letters of credit for which we are legally bound to advance funds under prescribed conditions, during a specified period. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes. Total commercial committed credit exposure decreased $12.1 billion at September 30, 2012 compared to December 31, 2011 driven primarily by decreases in derivative assets and SBLCs and financial guarantees, partially offset by increases in loans and leases.

Total commercial utilized credit exposure decreased $13.1 billion at September 30, 2012 compared to December 31, 2011 driven primarily by the same factors as total commercial committed as described in the paragraph above. The decrease in derivatives relates primarily to a lower valuation of existing trades due to interest rate decreases. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers’ acceptances was 58 percent and 57 percent at September 30, 2012 and December 31, 2011.

Table 49
Commercial Credit Exposure by Type
	Commercial Utilized (1)		Commercial Unfunded (2, 3)		Total Commercial Committed
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Loans and leases	$330,757	$316,816	$275,765	$276,195	$606,522	$593,011
Derivative assets (4)	57,865	73,023	—	—	57,865	73,023
Standby letters of credit and financial guarantees	44,452	55,384	1,969	1,592	46,421	56,976
Debt securities and other investments	9,634	11,108	6,358	5,147	15,992	16,255
Loans held-for-sale	6,612	5,006	73	229	6,685	5,235
Commercial letters of credit	2,196	2,411	823	832	3,019	3,243
Bankers’ acceptances	208	797	2	28	210	825
Foreclosed properties and other (5)	1,717	1,964	—	—	1,717	1,964
Total	$453,441	$466,509	$284,990	$284,023	$738,431	$750,532

(1)
Total commercial utilized exposure at September 30, 2012 and December 31, 2011 includes loans outstanding of $6.4 billion and $6.6 billion and commercial letters of credit with a notional value of $697 million and $1.3 billion accounted for under the fair value option.

(2)
Total commercial unfunded exposure at September 30, 2012 and December 31, 2011 includes loan commitments with a notional value of $19.8 billion and $24.4 billion accounted for under the fair value option.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $60.0 billion and $58.9 billion at September 30, 2012 and December 31, 2011. Not reflected in utilized and committed exposure is additional derivative collateral held of $17.6 billion and $16.1 billion which consists primarily of other marketable securities.

(5)	Includes $1.3 billion of net monoline exposure at both September 30, 2012 and December 31, 2011, as discussed in Monoline and Related Exposure on page 121.

Table 50 presents commercial utilized reservable criticized exposure by product type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $9.9 billion, or 36 percent, at September 30, 2012 compared to December 31, 2011, primarily in commercial real estate and U.S. commercial property types driven largely by continued paydowns, rating upgrades, charge-offs and sales outpacing downgrades. Despite the improvements, utilized reservable criticized levels remain elevated, particularly in the U.S. commercial, commercial real estate and U.S. small business commercial portfolios. At September 30, 2012, approximately 84 percent of commercial utilized reservable criticized exposure was secured compared to 85 percent at December 31, 2011.

Table 50
Commercial Utilized Reservable Criticized Exposure
	September 30, 2012		December 31, 2011
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$9,109	3.94%	$11,731	5.16%
Commercial real estate	4,922	12.35	11,525	27.13
Commercial lease financing	986	4.32	1,140	5.18
Non-U.S. commercial	1,544	2.41	1,524	2.44
	16,561	4.63	25,920	7.32
U.S. small business commercial	813	6.44	1,327	10.01
Total commercial utilized reservable criticized exposure	$17,374	4.69	$27,247	7.41

(1)
Total commercial utilized reservable criticized exposure at September 30, 2012 and December 31, 2011 includes loans and leases of $16.0 billion and $25.3 billion and commercial letters of credit of $1.4 billion and $1.9 billion.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

U.S. Commercial

At September 30, 2012, 66 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 12 percent in Global Markets, 10 percent in CBB and the remainder primarily in GWIM (business-purpose loans for wealthy clients). U.S. commercial loans, excluding loans accounted for under the fair value option, increased $12.8 billion due to growth in middle-market regions and certain asset-backed lending products as well as a margin loan refinancing. Reservable criticized balances and nonperforming loans and leases declined $2.6 billion and $565 million at September 30, 2012 compared to December 31, 2011. The declines were broad-based in terms of clients and industries and were driven by improved client credit profiles and liquidity. Net charge-offs decreased in the three months ended September 30, 2012 due to improvements in portfolio trends, and increased in the nine months ended September 30, 2012 due primarily to lower recoveries in 2012 compared to the same periods in 2011.

Commercial Real Estate

The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans decreased $2.0 billion at September 30, 2012 compared to December 31, 2011 due to paydowns outpacing new originations and renewals.

The portfolio remained diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 20 percent of commercial real estate loans and leases at September 30, 2012 and December 31, 2011. For more information on geographic and property concentrations, see Table 51.

Credit quality for commercial real estate continued to show signs of improvement; however, the recovery is generally slow across commercial real estate markets, with the recovery varying by property type and market. Nonperforming commercial real estate loans and foreclosed properties decreased 45 percent compared to December 31, 2011, primarily in the office, industrial/warehouse, shopping centers/retail and multi-use property types within the non-residential portfolio. Reservable criticized balances decreased $6.6 billion primarily due to declines in the non-residential portfolio. For the three and nine months ended September 30, 2012, net charge-offs decreased $205 million and $447 million compared to the same periods in 2011 due to improvement in both the residential and non-residential portfolios.

Table 51 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type. Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate which is dependent on the sale or lease of the real estate as the primary source of repayment.

Table 51
Outstanding Commercial Real Estate Loans
(Dollars in millions)	September 30 2012	December 31 2011
By Geographic Region
California	$7,912	$7,957
Northeast	6,669	6,554
Southwest	4,929	5,243
Southeast	4,562	4,844
Midwest	3,785	4,051
Florida	2,161	2,502
Midsouth	1,740	1,751
Illinois	1,645	1,871
Northwest	1,567	1,574
Non-U.S.	1,565	1,824
Other (1)	1,044	1,425
Total outstanding commercial real estate loans	$37,579	$39,596
By Property Type
Non-residential
Office	$7,912	$7,571
Shopping centers/retail	5,696	5,985
Multi-family rental	5,542	6,105
Industrial/warehouse	3,567	3,988
Hotels/motels	3,160	2,653
Multi-use	2,266	3,218
Land and land development	1,315	1,599
Other	6,343	6,050
Total non-residential	35,801	37,169
Residential	1,778	2,427
Total outstanding commercial real estate loans	$37,579	$39,596

(1)
Includes unsecured outstandings to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

For the three and nine months ended September 30, 2012, we continued to see improvements in both the residential and non-residential portfolios; however, certain portions of the non-residential portfolio remain at risk as occupancy rates, rental rates and commercial property prices remain under pressure. We use a number of proactive risk mitigation initiatives to reduce utilized and potential exposure in the commercial real estate portfolios including ongoing refinement of our credit standards, additional transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

Tables 52 and 53 present commercial real estate credit quality data by non-residential and residential property types. The residential portfolio presented in Tables 51, 52 and 53 includes condominiums and other residential real estate. Other property types in Tables 51, 52 and 53 primarily include special purpose, nursing/retirement homes, medical facilities and restaurants, as well as unsecured loans to borrowers whose primary business is commercial real estate.

Table 52
Commercial Real Estate Credit Quality Data
	Nonperforming Loans and Foreclosed Properties (1)		Utilized Reservable Criticized Exposure (2)
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Non-residential
Office	$380	$807	$968	$2,375
Shopping centers/retail	323	561	685	1,378
Multi-family rental	203	339	457	1,604
Industrial/warehouse	242	521	419	1,317
Hotels/motels	117	173	282	716
Multi-use	207	345	530	971
Land and land development	394	530	477	749
Other	101	223	391	997
Total non-residential	1,967	3,499	4,209	10,107
Residential	486	993	713	1,418
Total commercial real estate	$2,453	$4,492	$4,922	$11,525

(1)	Includes commercial foreclosed properties of $425 million and $612 million at September 30, 2012 and December 31, 2011.

(2)	Includes loans, SBLCs and bankers’ acceptances and excludes loans accounted for under the fair value option.

Table 53
Commercial Real Estate Net Charge-offs and Related Ratios
	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Non-residential
Office	$13	$78	$112	$102	0.68%	3.88%	2.02%	1.60%
Shopping centers/retail	14	52	43	162	0.99	3.14	1.01	3.11
Multi-family rental	1	(1)	13	28	0.08	(0.07)	0.31	0.53
Industrial/warehouse	15	44	39	70	1.68	3.90	1.38	1.98
Hotels/motels	5	10	8	21	0.59	1.42	0.36	1.05
Multi-use	9	29	48	51	1.42	3.17	2.26	1.75
Land and land development	16	37	(58)	129	4.83	7.70	(5.56)	8.16
Other	11	15	20	13	0.71	1.00	0.41	0.27
Total non-residential	84	264	225	576	0.94	2.61	0.84	1.82
Residential	7	32	75	171	1.54	4.40	4.87	6.67
Total commercial real estate	$91	$296	$300	$747	0.97	2.73	1.06	2.19

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.

At September 30, 2012, total committed non-residential exposure was $53.5 billion compared to $53.1 billion at December 31, 2011, of which $35.8 billion and $37.2 billion were funded secured loans. Non-residential nonperforming loans and foreclosed properties were $2.0 billion and $3.5 billion at September 30, 2012 and December 31, 2011, which represented 5.44 percent and 9.29 percent of total non-residential loans and foreclosed properties. The decline in nonperforming loans and foreclosed properties in the non-residential portfolio was driven by decreases in the office, industrial/warehouse, shopping centers/retail and multi-use property types. Non-residential utilized reservable criticized exposure decreased to $4.2 billion, or 11.08 percent of non-residential utilized reservable exposure, at September 30, 2012 compared to $10.1 billion, or 25.34 percent, at December 31, 2011 primarily driven by repayments and net charge-offs. The decrease in reservable criticized exposure was driven primarily by office, multi-family rental, industrial/warehouse and shopping centers/retail property types in the non-residential portfolio. For the non-residential portfolio, net charge-offs decreased $180 million and $351 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to improving appraisal values, improved borrower credit profiles and higher recoveries.

At September 30, 2012, total committed residential exposure was $3.1 billion compared to $3.9 billion at December 31, 2011, of which $1.8 billion and $2.4 billion were funded secured loans. The decline in residential committed exposure was due to repayments, net charge-offs, and continued risk reduction and mitigation initiatives in line with our portfolio strategy. Residential nonperforming loans and foreclosed properties decreased $507 million compared to December 31, 2011 due to repayments, a decline in the volume of loans being downgraded to nonaccrual status and net charge-offs. Residential utilized reservable criticized exposure decreased $705 million to $713 million at September 30, 2012 due to repayments and net charge-offs. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 26.18 percent and 38.39 percent at September 30, 2012 compared to 38.89 percent and 54.65 percent at December 31, 2011. Net charge-offs for the residential portfolio decreased $25 million and $96 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

At September 30, 2012 and December 31, 2011, the commercial real estate loan portfolio included $7.1 billion and $10.9 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. The decline in construction and land development loans was driven by repayments, net charge-offs and continued risk mitigation initiatives which outpaced new originations. This portfolio is mostly secured and diversified across property types and geographic regions but faces continuing challenges in the housing and rental markets. Reservable criticized construction and land development loans totaled $2.2 billion and $4.9 billion, and nonperforming construction and land development loans and foreclosed properties totaled $1.0 billion and $2.1 billion at September 30, 2012 and December 31, 2011. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service, these interest reserves are depleted and interest payments from operating cash flows begin. Loans generally continue to be classified as construction loans until operating cash flows reach appropriate levels or the loans are refinanced. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.

Non-U.S. Commercial

The non-U.S. commercial loan portfolio is managed primarily in Global Banking. Outstanding loans, excluding loans accounted for under the fair value option, increased $3.1 billion from December 31, 2011 primarily due to growth in certain asset-backed lending products. Net charge-offs decreased $9 million and $123 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011. For additional information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 124.

U.S. Small Business Commercial

The U.S. small business commercial loan portfolio is comprised of small business card and small business loans managed in CBB. Card-related products were 46 percent of the U.S. small business commercial portfolio at both September 30, 2012 and December 31, 2011. U.S. small business commercial net charge-offs decreased $11 million and $230 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011 driven by improvements in delinquencies, collections and bankruptcies resulting from an improved economic environment as well as the reduction of higher risk vintages and the impact of higher credit quality originations. Of the U.S. small business commercial net charge-offs, 46 percent and 57 percent were credit card-related products for the three and nine months ended September 30, 2012 compared to 74 percent for the same periods in 2011.

Commercial Loans Accounted for Under the Fair Value Option

The portfolio of commercial loans accounted for under the fair value option is managed primarily in Global Banking. Outstanding commercial loans accounted for under the fair value option decreased $178 million to an aggregate fair value of $6.4 billion at September 30, 2012 compared to December 31, 2011 primarily due to decreased corporate borrowings under bank credit facilities. We recorded net gains of $98 million and $173 million during the three and nine months ended September 30, 2012 compared to net losses of $285 million and $220 million for the same periods in 2011 resulting from changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income (loss) and do not reflect the results of hedging activities.

In addition, unfunded lending commitments and letters of credit accounted for under the fair value option had an aggregate fair value of $635 million and $1.2 billion at September 30, 2012 and December 31, 2011 which was recorded in accrued expenses and other liabilities. The associated aggregate notional amount of unfunded lending commitments and letters of credit accounted for under the fair value option was $20.5 billion and $25.7 billion at September 30, 2012 and December 31, 2011. We recorded net gains of $313 million and $605 million during the three and nine months ended September 30, 2012 compared to net losses of $559 million and $503 million for the same periods in 2011 resulting from maturities and terminations at par value and changes in the fair value of the loan portfolio. These amounts were primarily attributable to changes in instrument-specific credit risk, were recorded in other income and do not reflect the results of hedging activities.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity

Table 54 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2012 and 2011. Nonperforming commercial loans and leases decreased $2.4 billion during the nine months ended September 30, 2012 to $3.9 billion compared to $6.3 billion at December 31, 2011 driven by paydowns, charge-offs and sales outpacing new nonperforming loans. Approximately 93 percent of commercial nonperforming loans, leases and foreclosed properties are secured and approximately 48 percent are contractually current. Commercial nonperforming loans are carried at approximately 67 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less estimated costs to sell.

Table 54
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Nonperforming loans and leases, beginning of period	$4,715	$8,105	$6,337	$9,836
Additions to nonperforming loans and leases:
New nonperforming loans and leases	474	1,231	1,861	3,572
Advances	42	18	80	137
Reductions in nonperforming loans and leases:
Paydowns	(548)	(721)	(1,927)	(2,508)
Sales	(113)	(554)	(642)	(942)
Returns to performing status (3)	(262)	(143)	(559)	(825)
Charge-offs (4)	(221)	(412)	(891)	(1,190)
Transfers to foreclosed properties (5)	(93)	(205)	(265)	(646)
Transfers to loans held-for-sale	(46)	(20)	(46)	(135)
Total net reductions to nonperforming loans and leases	(767)	(806)	(2,389)	(2,537)
Total nonperforming loans and leases, September 30	3,948	7,299	3,948	7,299
Foreclosed properties, beginning of period	433	678	612	725
Additions to foreclosed properties:
New foreclosed properties (5)	74	159	201	420
Reductions in foreclosed properties:
Sales	(76)	(95)	(336)	(366)
Write-downs	(6)	(21)	(52)	(58)
Total net additions (reductions) to foreclosed properties	(8)	43	(187)	(4)
Total foreclosed properties, September 30	425	721	425	721
Nonperforming commercial loans, leases and foreclosed properties, September 30	$4,373	$8,020	$4,373	$8,020
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (6)	1.22%	2.41%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (6)	1.35	2.64

(1)	Balances do not include nonperforming LHFS of $758 million and $1.1 billion at September 30, 2012 and 2011.

(2)	Includes U.S. small business commercial activity.

(3)
Commercial loans and leases may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after a sustained period of demonstrated payment performance.

(4)	Small business card loans are not classified as nonperforming; therefore, the charge-offs on these loans have no impact on nonperforming activity and accordingly are excluded from this table.

(5)	New foreclosed properties represents transfers of nonperforming loans to foreclosed properties net of charge-offs recorded during the first 90 days after transfer of a loan to foreclosed properties.

(6)	Excludes loans accounted for under the fair value option.

Table 55 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For additional information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 55
Commercial Troubled Debt Restructurings
	September 30, 2012			December 31, 2011
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,405	$515	$890	$1,329	$531	$798
Commercial real estate	1,528	896	632	1,675	1,076	599
Non-U.S. commercial	128	91	37	54	38	16
U.S. small business commercial	240	—	240	389	—	389
Total commercial troubled debt restructurings	$3,301	$1,502	$1,799	$3,447	$1,645	$1,802

Industry Concentrations

Table 56 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total committed commercial credit exposure was $738.4 billion at September 30, 2012 compared to $750.5 billion at December 31, 2011. The decrease in commercial committed exposure of $12.1 billion was spread among several industries led by government and public education, healthcare equipment and services, and consumer services.

Industry limits are used internally to manage industry concentrations and are based on committed exposures and capital usage that are allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. Management’s Credit Risk Committee (CRC) oversees industry limit governance.

Diversified financials, our largest industry concentration, experienced an increase in committed exposure of $1.7 billion, or two percent, at September 30, 2012 compared to December 31, 2011. This increase was primarily driven by increases in certain asset-backed lending products, partially offset by a decrease in derivative exposure.

Real estate, our second largest industry concentration, experienced a decline in committed exposure of $1.1 billion, or two percent, at September 30, 2012 compared to December 31, 2011 primarily due to paydowns and sales which outpaced new originations and renewals. Real estate construction and land development exposure represented 16 percent of the total real estate industry committed exposure at September 30, 2012, down from 20 percent at December 31, 2011. For more information on commercial real estate and related portfolios, see Commercial Real Estate on page 113.

Committed exposure in government and public education decreased $7.2 billion, or 13 percent, at September 30, 2012 compared to December 31, 2011 primarily driven by decreases in loans and SBLCs. Healthcare equipment and services committed exposure decreased $4.1 billion, or nine percent, at September 30, 2012 compared to December 31, 2011 with the decrease concentrated in the not-for-profit hospital sector. Consumer services committed exposure decreased $3.6 billion, or nine percent, at September 30, 2012 compared to December 31, 2011 reflecting lower exposure to education, restaurants, and recreation and amusement. Materials committed exposure increased $3.6 billion, or nine percent, at September 30, 2012 compared to December 31, 2011 primarily due to higher exposure in metals mining.

Our committed state and municipal exposure of $39.0 billion at September 30, 2012 consisted of $31.2 billion of commercial utilized exposure (including $16.9 billion of funded loans, $9.8 billion of SBLCs and $4.0 billion of derivative assets) and unfunded commercial exposure of $7.8 billion (primarily unfunded loan commitments and letters of credit) and is reported in the government and public education industry in Table 56. While economic recovery continues to pressure budgets, most state and local governments have implemented offsetting fiscal adjustments and continue to honor debt obligations as agreed. While historical default rates have been low, as part of our overall and ongoing risk management processes, we continually monitor these exposures through a rigorous review process. Additionally, internal communications are regularly circulated to maintain exposure levels and are in compliance with established concentration guidelines.

Table 56
Commercial Credit Exposure by Industry (1)
	Commercial Utilized		Total Commercial Committed
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Diversified financials	$62,783	$64,957	$96,651	$94,969
Real estate (2)	45,495	48,138	61,447	62,566
Government and public education	40,493	43,090	49,855	57,021
Capital goods	23,764	24,025	48,285	48,013
Retailing	27,373	25,478	46,414	46,290
Healthcare equipment and services	28,508	31,298	44,003	48,141
Materials	23,402	19,384	41,661	38,070
Banks	35,740	35,231	39,637	38,735
Energy	16,145	15,151	35,149	32,074
Consumer services	21,855	24,445	34,893	38,498
Food, beverage and tobacco	14,287	15,904	32,183	30,501
Commercial services and supplies	18,089	20,089	28,878	30,831
Utilities	8,186	8,102	22,844	24,552
Media	11,406	11,447	20,676	21,158
Transportation	12,878	12,683	19,971	19,036
Individuals and trusts	13,946	14,993	17,195	19,001
Pharmaceuticals and biotechnology	5,691	4,141	14,340	11,328
Insurance, including monolines	8,384	10,090	14,024	16,157
Technology hardware and equipment	4,725	5,247	10,838	12,173
Software and services	4,550	4,304	10,410	9,579
Telecommunication services	4,024	4,297	10,018	10,424
Religious and social organizations	7,184	8,536	9,711	11,160
Consumer durables and apparel	4,140	4,505	8,312	8,965
Automobiles and components	2,937	2,813	7,360	7,178
Food and staples retailing	3,065	3,273	6,444	6,476
Other	4,391	4,888	7,232	7,636
Total commercial credit exposure by industry	$453,441	$466,509	$738,431	$750,532
Net credit default protection purchased on total commitments (3)			$(17,164)	$(19,356)

(1)	Includes U.S. small business commercial exposure.

(2)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flows and primary source of repayment as key factors.

(3)	Represents net notional credit protection purchased. See Risk Mitigation on page 121 for additional information.

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

We also have indirect exposure to monolines in the form of guarantees supporting our mortgage and other loan sales. Indirect exposure may exist when credit protection was purchased from monolines to hedge all or a portion of the credit risk on certain mortgage and other loan exposures. A loss may occur when we are required to repurchase a loan and the market value of the loan has declined, or we are required to indemnify or provide recourse for a guarantor’s loss. For additional information regarding our exposure to representations and warranties, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58 and Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.

Table 57 presents the notional amount of our monoline derivative credit exposure, mark-to-market adjustment and the counterparty credit valuation adjustment.

Table 57
Derivative Credit Exposures
(Dollars in millions)			September 30 2012	December 31 2011
Notional amount of monoline exposure			$14,186	$21,070

Mark-to-market			$1,116	$1,766
Counterparty credit valuation adjustment (1)			(176)	(417)
Net mark-to-market			$940	$1,349

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Gains (losses) from credit valuation changes	$44	$(172)	$175	$(840)

(1)	Covered 16 percent and 24 percent of mark-to-market exposure at September 30, 2012 and December 31, 2011.

The notional amount of monoline exposure at September 30, 2012 decreased $6.9 billion from December 31, 2011 due to terminations, paydowns and maturities of monoline contracts.

We also have indirect exposure to monolines as we invest in securities where the issuers have purchased insurance wraps. For example, municipalities and corporations purchase insurance in order to reduce their cost of borrowing. If the rating agencies downgrade the monolines, the credit rating of the bond may fall and this may have an adverse impact on the market value of the security. In the case of default, we first look to the underlying securities and then to the purchased insurance for recovery. Investments in securities with purchased insurance wraps issued by municipalities and corporations had a notional value of $47 million at September 30, 2012 compared to $150 million at December 31, 2011. The market value of the investment exposure was $10 million at September 30, 2012 compared to $89 million at December 31, 2011.

Risk Mitigation

We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection.

At September 30, 2012 and December 31, 2011, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $17.2 billion and $19.4 billion. The mark-to-market effects resulted in net losses of $417 million and $786 million for the three and nine months ended September 30, 2012 compared to net gains of $623 million and $415 million for the same periods in 2011. The gains and losses related to these instruments are offset by gains and losses on the exposures. Table 58 presents the average Value-at-Risk (VaR) for these derivatives. See Trading Risk Management on page 135 for a description of our VaR calculation for the market-based trading portfolio.

Table 58
Credit Derivative Value-at-Risk
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Average	$45	$62	$57	$55
Credit exposure average	81	77	84	62
Combined average (1)	23	40	23	37

(1)	Reflects the diversification effect between net credit default protection hedging our credit exposure and the related credit exposure.

Tables 59 and 60 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2012 and December 31, 2011.

Table 59
Net Credit Default Protection by Maturity Profile
	September 30 2012	December 31 2011
Less than or equal to one year	15%	16%
Greater than one year and less than or equal to five years	79	77
Greater than five years	6	7
Total net credit default protection	100%	100%

Table 60
Net Credit Default Protection by Credit Exposure Debt Rating
(Dollars in millions)	September 30, 2012		December 31, 2011
Ratings (1, 2)	Net Notional (3)	Percent of Total	Net Notional (3)	Percent of Total
AAA	$(184)	1.1%	$(32)	0.2%
AA	(837)	4.9	(779)	4.0
A	(7,329)	42.7	(7,184)	37.1
BBB	(6,407)	37.3	(7,436)	38.4
BB	(1,128)	6.6	(1,527)	7.9
B	(946)	5.5	(1,534)	7.9
CCC and below	(486)	2.8	(661)	3.4
NR (4)	153	(0.9)	(203)	1.1
Total net credit default protection	$(17,164)	100.0%	$(19,356)	100.0%

(1)	Ratings are refreshed on a quarterly basis.

(2)	Ratings of BBB- or higher are considered to meet the definition of investment-grade.

(3)	Represents net credit default protection (purchased) sold.

(4)	"NR" is comprised of names that have not been rated.

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

Table 61 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts and collateral with that counterparty. The contract/notional amounts of credit derivatives decreased due to trade compressions. For information on our written credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 61 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 3 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 61
Credit Derivatives
	September 30, 2012		December 31, 2011
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$1,654,478	$10,615	$1,944,764	$14,163
Total return swaps/other	36,618	705	17,519	776
Total purchased credit derivatives	$1,691,096	$11,320	$1,962,283	$14,939
Written credit derivatives:
Credit default swaps	$1,612,263	n/a	$1,885,944	n/a
Total return swaps/other	60,183	n/a	17,838	n/a
Total written credit derivatives	$1,672,446	n/a	$1,903,782	n/a
n/a = not applicable

Counterparty Credit Risk Valuation Adjustments

We record a counterparty credit risk valuation adjustment (CVA) on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit quality of the counterparty. These adjustments are necessary as the fair value of derivatives does not fully reflect the credit risk of the counterparties to the derivative assets. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting arrangements and collateral. Table 62 presents credit valuation gains/losses, net of hedges, for the three and nine months ended September 30, 2012 and 2011. During the three months ended September 30, 2012, we refined our methodology for calculating CVA and DVA, on a prospective basis, from an approach that considers the probability of default for both the counterparty and the Corporation to an approach that considers only the probability of the counterparty defaulting. The methodology change increased CVA by $175 million and DVA by $171 million resulting in a net negative earnings impact of $4 million for the three and nine months ended September 30, 2012. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements on page 171. The effect of this change in estimate on CVA is reflected in the table below. Credit valuation gains for the three and nine months ended September 30, 2012 were due to improved counterparty creditworthiness, partially offset by hedge results. For information on our monoline counterparty credit risk, see Monoline and Related Exposure on page 121.

Table 62
Credit Valuation Activity
	Three Months Ended September 30						Nine Months Ended September 30
	2012			2011			2012			2011
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation gains (losses)	$525	$(450)	$75	$(1,570)	$1,489	$(81)	$725	$(488)	$237	$(2,014)	$1,316	$(698)

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

As presented in Table 63, non-U.S. exposure to borrowers or counterparties in emerging markets increased $322 million, or less than one percent, to $59.8 billion at September 30, 2012 compared to $59.5 billion at December 31, 2011, as increases in Latin America, the Middle East and Africa, and Central and Eastern Europe were substantially offset by a decrease in Asia Pacific. Non-U.S. exposure to borrowers or counterparties in emerging markets represented 31 percent of total non-U.S. exposure at both September 30, 2012 and December 31, 2011.

Table 63
Selected Emerging Markets (1)
(Dollars in millions)	Loans and Leases, and Loan Commitments	Other Financing (2)	Net Counterparty Exposure (3)	Securities/ Other Investments (4)	Total Cross- border Exposure (5)	Local Country Exposure Net of Local Liabilities (6)	Total Selected Emerging Market Exposure at September 30 2012	Increase (Decrease) from December 31 2011
Region/Country
Asia Pacific
India	$4,679	$1,047	$456	$3,412	$9,594	$163	$9,757	$(725)
South Korea	1,023	845	315	2,190	4,373	1,822	6,195	(1,128)
China	2,835	109	913	2,060	5,917	257	6,174	(980)
Hong Kong	735	377	203	679	1,994	1,077	3,071	(90)
Taiwan	499	14	172	1,062	1,747	904	2,651	264
Singapore	311	173	401	1,153	2,038	—	2,038	(909)
Macau	531	3	—	3	537	—	537	113
Thailand	58	10	48	404	520	—	520	(175)
Other Asia Pacific (7)	313	124	160	784	1,381	4	1,385	12
Total Asia Pacific	$10,984	$2,702	$2,668	$11,747	$28,101	$4,227	$32,328	$(3,618)
Latin America
Brazil	$3,023	$177	$270	$2,311	$5,781	$3,011	$8,792	$628
Mexico	2,071	372	197	1,086	3,726	—	3,726	(264)
Chile	1,287	43	276	66	1,672	22	1,694	87
Peru	380	199	26	63	668	—	668	293
Other Latin America (7)	534	200	16	173	923	158	1,081	(48)
Total Latin America	$7,295	$991	$785	$3,699	$12,770	$3,191	$15,961	$696
Middle East and Africa
United Arab Emirates	$2,397	$35	$189	$82	$2,703	$—	$2,703	$996
South Africa	651	55	191	98	995	—	995	332
Saudi Arabia	167	64	441	4	676	23	699	(9)
Other Middle East and Africa (7)	796	94	96	157	1,143	8	1,151	(42)
Total Middle East and Africa	$4,011	$248	$917	$341	$5,517	$31	$5,548	$1,277
Central and Eastern Europe
Russian Federation	$1,775	$407	$22	$293	$2,497	$9	$2,506	$582
Turkey	1,342	480	25	516	2,363	85	2,448	1,279
Other Central and Eastern Europe (7)	101	281	146	474	1,002	—	1,002	106
Total Central and Eastern Europe	$3,218	$1,168	$193	$1,283	$5,862	$94	$5,956	$1,967
Total emerging market exposure	$25,508	$5,109	$4,563	$17,070	$52,250	$7,543	$59,793	$322

(1)
There is no generally accepted definition of emerging markets. The definition that we use includes all countries in Asia Pacific excluding Japan, Australia and New Zealand; all countries in Latin America excluding Cayman Islands and Bermuda; all countries in Middle East and Africa; and all countries in Central and Eastern Europe. At September 30, 2012 and December 31, 2011, there was $2.1 billion and $1.7 billion in emerging markets exposure accounted for under the fair value option.

(2)	Includes acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees.

(3)
Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with credit default protection, and secured financing transactions. Derivatives have been reduced by $1.9 billion in collateral, predominantly in cash, pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of reverse repurchase transactions was $2.9 billion at September 30, 2012.

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

(6)
Local country exposure includes amounts payable to the Corporation by borrowers with a country of residence in which the credit is booked regardless of the currency in which the claim is denominated. Local funding or liabilities are subtracted from local exposures consistent with FFIEC reporting requirements. Total amount of available local liabilities funding local country exposure was $17.1 billion and $18.7 billion at September 30, 2012 and December 31, 2011. Local liabilities at September 30, 2012 in Asia Pacific, Latin America, and Middle East and Africa were $15.8 billion, $915 million and $334 million, respectively, of which $6.4 billion was in Singapore, $2.4 billion in China, $2.3 billion in Hong Kong, $1.6 billion in India and $1.1 billion in Korea. There were no other countries with available local liabilities funding local country exposure greater than $1 billion.

(7)	No country included in Other Asia Pacific, Other Latin America, Other Middle East and Africa, or Other Central and Eastern Europe had total non-U.S. exposure of more than $500 million.

At both September 30, 2012 and December 31, 2011, 54 percent of the emerging markets exposure was in Asia Pacific. Emerging markets exposure in Asia Pacific decreased by $3.6 billion with decreases predominantly in South Korea, China and Singapore. The fair value of our investment in CCB was $1.2 billion at September 30, 2012 and $1.4 billion at December 31, 2011. For more information on our investment in CCB, see Note 4 – Securities to the Consolidated Financial Statements.

At September 30, 2012 and December 31, 2011, 27 percent and 26 percent of the emerging markets exposure was in Latin America. Latin America emerging markets exposure increased $696 million driven by an increase in loans in Brazil.

At September 30, 2012 and December 31, 2011, nine percent and seven percent of the emerging markets exposure was in the Middle East and Africa. At September 30, 2012 and December 31, 2011, ten percent and seven percent of the emerging markets exposure was in Central and Eastern Europe.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. In the third quarter, European policymakers continued to make incremental progress toward greater fiscal and monetary unity; however, fundamental issues of competitiveness, growth and fiscal solvency remain as challenges. As a result, volatility is expected to continue. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

Table 64 shows our direct sovereign and non-sovereign exposures, excluding consumer credit card exposure, in these countries at September 30, 2012. Our total sovereign and non-sovereign exposure to these countries was $16.6 billion at September 30, 2012 compared to $15.2 billion at December 31, 2011. The total exposure to these countries, net of all hedges, was $11.5 billion at September 30, 2012 compared to $10.3 billion at December 31, 2011, of which $1.1 billion and $362 million was sovereign exposure. At September 30, 2012 and December 31, 2011, the fair value of hedges and credit default protection purchased net of credit default protection sold was $5.0 billion and $4.9 billion.

We hedge certain of our selected European country exposure with credit default protection primarily in the form of single-name, as well as index and tranche credit default swaps (CDS). The exposures associated with these hedges represent the amount that would be realized upon the isolated default of an individual issuer in the relevant country assuming a zero recovery rate for that individual issuer. Changes in the assumption of an isolated default can produce different results in a particular tranche.

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

The gross notional amount of single-name CDS protection purchased and sold on reference assets at September 30, 2012 was $1.7 billion for both purchased and sold in Greece, $3.0 billion and $2.7 billion in Ireland, $45.3 billion and $38.7 billion in Italy, $8.1 billion and $8.0 billion in Portugal, and $21.9 billion and $21.4 billion in Spain. After the consideration of legally-enforceable counterparty master netting agreements, the gross notional CDS protection purchased and sold on those same reference assets was $475 million and $430 million in Greece, $1.6 billion and $1.3 billion in Ireland, $13.5 billion and $6.7 billion in Italy, $1.6 billion and $1.5 billion in Portugal, and $4.5 billion and $4.1 billion in Spain.

The gross fair value of single-name CDS protection purchased and sold on reference assets at September 30, 2012 was $328 million and $326 million in Greece, $125 million and $97 million in Ireland, $3.3 billion and $3.0 billion in Italy, $544 million and $527 million in Portugal, and $1.3 billion for both purchased and sold in Spain. After the consideration of legally-enforceable counterparty master netting agreements, the gross fair value of CDS protection purchased and sold on those same reference assets was $49 million and $46 million in Greece, $128 million and $99 million in Ireland, $907 million and $578 million in Italy, $115 million and $102 million in Portugal, and $249 million and $268 million in Spain.

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

Table 64
Selected European Countries
(Dollars in millions)	Funded Loans and Loan Equivalents (1)	Unfunded Loan Commitments	Net Counter-party Exposure (2)	Securities/ Other Investments (3)	Country Exposure at September 30 2012	Hedges and Credit Default Protection (4)	Net Country Exposure at September 30 2012 (5)	Increase (Decrease) from December 31 2011
Greece
Sovereign	$—	$—	$—	$5	$5	$—	$5	$(24)
Financial institutions	—	—	1	6	7	(12)	(5)	(2)
Corporates	191	124	24	12	351	(35)	316	(118)
Total Greece	$191	$124	$25	$23	$363	$(47)	$316	$(144)
Ireland
Sovereign	$17	$—	$25	$1	$43	$(30)	$13	$(108)
Financial institutions	142	138	166	44	490	(20)	470	(328)
Corporates	985	230	61	46	1,322	(6)	1,316	(179)
Total Ireland	$1,144	$368	$252	$91	$1,855	$(56)	$1,799	$(615)
Italy
Sovereign	$—	$—	$1,748	$720	$2,468	$(1,597)	$871	$657
Financial institutions	1,708	277	275	131	2,391	(843)	1,548	(183)
Corporates	1,874	2,889	177	433	5,373	(998)	4,375	1,465
Total Italy	$3,582	$3,166	$2,200	$1,284	$10,232	$(3,438)	$6,794	$1,939
Portugal
Sovereign	$—	$—	$34	$—	$34	$(68)	$(34)	$(25)
Financial institutions	7	—	2	32	41	(42)	(1)	(5)
Corporates	408	8	9	32	457	(413)	44	(17)
Total Portugal	$415	$8	$45	$64	$532	$(523)	$9	$(47)
Spain
Sovereign	$34	$—	$57	$231	$322	$(52)	$270	$263
Financial institutions	56	5	79	97	237	(163)	74	(588)
Corporates	1,738	930	77	274	3,019	(735)	2,284	415
Total Spain	$1,828	$935	$213	$602	$3,578	$(950)	$2,628	$90
Total
Sovereign	$51	$—	$1,864	$957	$2,872	$(1,747)	$1,125	$763
Financial institutions	1,913	420	523	310	3,166	(1,080)	2,086	(1,106)
Corporates	5,196	4,181	348	797	10,522	(2,187)	8,335	1,566
Total selected European exposure	$7,160	$4,601	$2,735	$2,064	$16,560	$(5,014)	$11,546	$1,223

(1)
Includes loans, leases, overdrafts, acceptances, due froms, SBLCs, commercial letters of credit and formal guarantees, which have not been reduced by collateral, hedges or credit default protection. Funded loans are reported net of charge-offs, prior to any impairment provision.

(2)
Net counterparty exposure includes the fair value of derivatives including the counterparty risk associated with credit default protection and secured financing transactions. Derivatives have been reduced by $4.3 billion in collateral, predominantly in cash, pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of reverse repurchase transactions was $647 million at September 30, 2012. Counterparty exposure has not been reduced by hedges or credit default protection.

(3)
Long securities exposures have been netted on a single-name basis to but not below zero by short positions of $3.9 billion and net CDS purchased of $2.1 billion, consisting of $2.3 billion of net single-name CDS purchased and $141 million of net index and tranched CDS sold.

(4)
Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate the Corporation's risk to exposures listed that comprise Country Exposure as listed, including $3.0 billion, consisting of $3.2 billion in net single-name CDS purchased and $206 million in net index and tranched CDS sold, to hedge loans and securities, $2.0 billion in additional credit default protection purchased to hedge derivative assets and $71 million in other short positions. Amounts are calculated based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.

(5)	Represents country exposure less hedges and credit default protection.

Provision for Credit Losses

The provision for credit losses decreased $1.6 billion to $1.8 billion, and decreased $4.5 billion to $6.0 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011, for the reasons stated below. The provision for credit losses was $2.3 billion and $5.8 billion lower than net charge-offs for the three and nine months ended September 30, 2012 resulting in reductions in the allowance for credit losses compared to reductions of $1.7 billion and $6.3 billion in the allowance for credit losses for the three and nine months ended September 30, 2011. The reduction in the allowance for the three and nine months ended September 30, 2012 included $435 million of reserves on the loans forgiven as a part of the National Mortgage Settlement. Absent unexpected deterioration in the economy, we expect reductions in the allowance for loan and lease losses, excluding the valuation allowance for PCI loans, to continue in the near term, though at a slower pace than in 2011.

The provision for credit losses for the consumer portfolio decreased $1.9 billion to $1.6 billion, and decreased $5.2 billion to $6.0 billion for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The improvement was primarily in the home equity and residential mortgage loan portfolios due to improved portfolio trends and an improved home price outlook in our PCI portfolios. This was partially offset by the impact of new regulatory guidance regarding the treatment of loans discharged in Chapter 7 bankruptcy. The provision for credit losses related to the PCI loan portfolios was a benefit of $166 million and expense of $327 million for the three and nine months ended September 30, 2012 compared to no provision for credit losses and $2.0 billion for the same periods in 2011.

The provision for credit losses for the commercial portfolio, including the provision benefit for unfunded lending commitments, increased $256 million to $197 million, and $706 million to $11 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to stabilization in the credit quality of the core commercial portfolio.

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

One component of the allowance for loan and lease losses covers nonperforming and performing commercial loans that have been modified in a TDR, consumer real estate loans that have been modified in a TDR, renegotiated credit card, and renegotiated unsecured consumer and small business loans. These loans are subject to impairment measurement based on the present value of projected future cash flows discounted at the loan's original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan's observable market price if available. Impairment measurement for the renegotiated credit card, unsecured consumer and small business TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical loss experience for the respective product types and risk ratings of the loans.

The rest of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses but which are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. The loss forecast process resulted in reductions in the allowance for all major consumer portfolios for the nine months ended September 30, 2012.

The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience by internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data. The loan risk ratings and composition of the commercial portfolios are updated at least quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor's liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor's credit risk. Updates to the loan risk ratings and portfolio composition resulted in reductions in the allowance for the U.S. commercial, commercial real estate and commercial lease financing portfolios for the nine months ended September 30, 2012.

Also included within the allowance for loan and lease losses and determined separately from the preceding discussion are reserves to cover losses that are incurred but, in our assessment, may not be adequately represented in the historical loss data used in the loss forecast models. For example, factors that we consider include, among others, changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in the volume and severity of past due loans and nonaccrual loans and the effect of other external factors such as competition, and legal and regulatory requirements. We also consider factors that are applicable to unique portfolio segments. For example, we consider the risk of uncertainty in our loss forecasting models related to junior-lien home equity loans that are current, but have first-lien loans that we do not service that are 30 days or more past due. In addition, we consider the inherent uncertainty in mathematical models that are built upon historical data.

During the three and nine months ended September 30, 2012, the factors that impacted the allowance for loan and lease losses included significant overall improvements in the credit quality of the portfolios, driven by improvements in the U.S. economy and labor markets, proactive credit risk management initiatives and the impact of recent higher credit quality originations. Additionally, the resolution of uncertainties through current recognition of net charge-offs, specifically in the home loans portfolios, has impacted the amount of reserve needed in that portfolio. Evidencing the improvements in the U.S. economy and labor markets are modest growth in consumer spending, improvements in unemployment levels, a decrease in the absolute level and our share of national consumer bankruptcy filings, a rise in both residential building activity and overall home prices. In addition to these improvements, paydowns, charge-offs and returns to performing status and upgrades out of criticized, continued to outpace new nonaccrual consumer loans and reservable criticized commercial loans, but such loans remained elevated relative to levels experienced prior to the financial crisis.

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

The allowance for loan and lease losses for the consumer portfolio as presented in Table 66 was $23.1 billion at September 30, 2012, a decrease of $6.6 billion from December 31, 2011. The decrease in the home equity and residential mortgage allowance was driven primarily by improved delinquencies and home prices as evidenced by improving LTV concentrations as presented in Tables 33 and 35. In addition, the home equity allowance included a $2.0 billion reserve reduction, including $1.6 billion related to the PCI allowance due to the forgiveness of fully reserved home equity loans in connection with the National Mortgage Settlement. Also, the reduction in the home equity allowance benefited from reduced exposures to current junior-liens that we estimate had a first-lien 90 days or more past due. Further, within the PCI loan portfolios, updates to our projected cash flows resulted in a provision benefit of $166 million and expense of $327 million for the three and nine months ended September 30, 2012, primarily due to our updated home price outlook. This compared to no provision and $2.0 billion for the three and nine months ended September 30, 2011. The decrease in the U.S. credit card and unsecured consumer lending portfolios in CBB was primarily due to improvement in delinquencies and bankruptcies. For example, in the U.S. credit card portfolio, accruing loans 30 days or more past due decreased to $2.9 billion from $3.8 billion (to 3.06 percent from 3.74 percent of outstanding U.S. credit card loans) at September 30, 2012 compared to December 31, 2011, and accruing loans 90 days or more past due decreased to $1.5 billion from $2.1 billion (to 1.58 percent from 2.02 percent of outstanding U.S. credit card loans) over that same period. See Tables 30, 31, 33, 35, 41 and 43 for additional details on key consumer credit statistics.

The allowance for loan and lease losses for the commercial portfolio as presented in Table 66 was $3.2 billion at September 30, 2012, a $957 million decrease from December 31, 2011. The decrease was driven by continued improvement in the credit quality of the core commercial portfolio. For example, the commercial utilized reservable criticized exposure decreased to $17.4 billion from $27.2 billion (to 4.69 percent from 7.41 percent of total commercial utilized reservable exposure) at September 30, 2012 compared to December 31, 2011. Similarly, nonperforming commercial loans declined to $3.9 billion from $6.3 billion (to 1.22 percent from 2.04 percent of outstanding commercial loans) at September 30, 2012 compared to December 31, 2011. See Tables 47, 48 and 50 for additional details on key commercial credit statistics.

The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.96 percent at September 30, 2012 compared to 3.68 percent at December 31, 2011. The decrease in the ratio was primarily due to improved credit quality driven by improved economic conditions and the home equity PCI loans that were forgiven which led to the reduction in the allowance for credit losses discussed above. The September 30, 2012 and December 31, 2011 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 2.23 percent at September 30, 2012 compared to 2.86 percent at December 31, 2011.

Table 65 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and nine months ended September 30, 2012 and 2011.

Table 65
Allowance for Credit Losses
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Allowance for loan and lease losses, beginning of period	$30,288	$37,312	$33,783	$41,885
Loans and leases charged off
Residential mortgage	(734)	(1,051)	(2,468)	(3,248)
Home equity	(1,729)	(1,245)	(3,733)	(3,859)
Discontinued real estate	(17)	(29)	(55)	(80)
U.S. credit card	(1,244)	(1,852)	(4,207)	(6,476)
Non-U.S. credit card	(134)	(432)	(618)	(1,381)
Direct/Indirect consumer	(271)	(463)	(957)	(1,755)
Other consumer	(72)	(66)	(201)	(177)
Total consumer charge-offs	(4,201)	(5,138)	(12,239)	(16,976)
U.S. commercial (1)	(340)	(395)	(1,025)	(1,288)
Commercial real estate	(143)	(389)	(577)	(1,030)
Commercial lease financing	(3)	(6)	(24)	(23)
Non-U.S. commercial	(6)	(20)	(19)	(134)
Total commercial charge-offs	(492)	(810)	(1,645)	(2,475)
Total loans and leases charged off	(4,693)	(5,948)	(13,884)	(19,451)
Recoveries of loans and leases previously charged off
Residential mortgage	27	62	129	250
Home equity	108	153	263	325
Discontinued real estate	2	5	8	10
U.S. credit card	165	213	553	632
Non-U.S. credit card	10	58	156	176
Direct/Indirect consumer	110	162	389	563
Other consumer	9	10	33	38
Total consumer recoveries	431	663	1,531	1,994
U.S. commercial (2)	76	97	233	364
Commercial real estate	52	93	277	283
Commercial lease financing	15	7	31	31
Non-U.S. commercial	(3)	2	8	—
Total commercial recoveries	140	199	549	678
Total recoveries of loans and leases previously charged off	571	862	2,080	2,672
Net charge-offs	(4,122)	(5,086)	(11,804)	(16,779)
Provision for loan and lease losses	1,810	3,474	6,107	10,650
Write-off of home equity PCI loans	(1,705)	—	(1,705)	—
Other (3)	(38)	(618)	(148)	(674)
Allowance for loan and lease losses, September 30	26,233	35,082	26,233	35,082
Reserve for unfunded lending commitments, beginning of period	574	897	714	1,188
Provision for unfunded lending commitments	(36)	(67)	(142)	(174)
Other (4)	(20)	(40)	(54)	(224)
Reserve for unfunded lending commitments, September 30	518	790	518	790
Allowance for credit losses, September 30	$26,751	$35,872	$26,751	$35,872

(1)
Includes U.S. small business commercial charge-offs of $236 million and $650 million for the three and nine months ended September 30, 2012 compared to $247 million and $887 million for the same periods in 2011.

(2)
Includes U.S. small business commercial recoveries of $27 million and $73 million for the three and nine months ended September 30, 2012 compared to $27 million and $80 million for the same periods in 2011.

(3)	Primarily represents the impacts of portfolio sales, deconsolidations and foreign currency translation adjustments.

(4)	Primarily represents accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

Table 65
Allowance for Credit Losses (continued)
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Loan and allowance ratios:
Loans and leases outstanding at September 30 (5)	$885,397	$921,307	$885,397	$921,307
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (5)	2.96%	3.81%	2.96%	3.81%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at September 30 (6)	4.11	4.90	4.11	4.90
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (7)	0.98	1.59	0.98	1.59
Average loans and leases outstanding (5)	$880,736	$931,110	$892,136	$932,127
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 8)	1.86%	2.17%	1.77%	2.41%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (5, 9)	111	133	111	133
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs (8)	1.60	1.74	1.66	1.56
Amounts included in allowance for loan and lease losses that are excluded from nonperforming loans and leases at September 30 (10)	$13,978	$18,317	$13,978	$18,317
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases excluding amounts included in the allowance for loan and lease losses that are excluded from nonperforming loans and leases at September 30 (10)	52%	63%	52%	63%
Loan and allowance ratios excluding purchased credit-impaired loans and the related valuation allowance: (11)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (5)	2.23%	3.02%	2.23%	3.02%
Consumer allowance for loan and lease losses as a percentage of total consumer loans outstanding at September 30 (6)	3.00	3.76	3.00	3.76
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 8)	1.93	2.25	1.83	2.50
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (5, 9)	81	101	81	101
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs (8)	1.17	1.33	1.21	1.20

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option. Loans accounted for under the fair value option were $7.6 billion and $11.2 billion at September 30, 2012 and 2011. Average loans accounted for under the fair value option were $8.1 billion and $8.5 billion for the three and nine months ended September 30, 2012 compared to $10.9 billion and $7.7 billion for the same periods in 2011.

(6)	Excludes consumer loans accounted for under the fair value option of $1.2 billion and $4.7 billion at September 30, 2012 and 2011.

(7)	Excludes commercial loans accounted for under the fair value option of $6.4 billion and $6.5 billion at September 30, 2012 and 2011.

(8)
Net charge-offs exclude $1.7 billion of write-offs in the home equity PCI portfolio for the three and nine months ended September 30, 2012. These write-offs decreased the PCI valuation allowance included as part of the allowance for loan and lease losses.

(9)	For more information on our definition of nonperforming loans, see pages 106 and 118.

(10)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in CBB, PCI loans and the non-U.S. credit card portfolio in All Other.

(11)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products. However, the allowance is available to absorb any credit losses within the loan portfolio, without restriction. Table 66 presents our allocation by product type.

Table 66
Allocation of the Allowance for Credit Losses by Product Type
	September 30, 2012			December 31, 2011
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$5,576	21.26%	2.25%	$5,935	17.57%	2.26%
Home equity	8,949	34.11	7.97	13,094	38.76	10.50
Discontinued real estate	2,009	7.66	20.34	2,050	6.07	18.48
U.S. credit card	4,898	18.67	5.26	6,322	18.71	6.18
Non-U.S. credit card	712	2.71	5.35	946	2.80	6.56
Direct/Indirect consumer	791	3.02	0.96	1,153	3.41	1.29
Other consumer	120	0.46	4.43	148	0.44	5.50
Total consumer	23,055	87.89	4.11	29,648	87.76	4.88
U.S. commercial (2)	1,908	7.27	0.93	2,441	7.23	1.26
Commercial real estate	894	3.41	2.38	1,349	3.99	3.41
Commercial lease financing	81	0.31	0.35	92	0.27	0.42
Non-U.S. commercial	295	1.12	0.50	253	0.75	0.46
Total commercial (3)	3,178	12.11	0.98	4,135	12.24	1.33
Allowance for loan and lease losses	26,233	100.00%	2.96	33,783	100.00%	3.68
Reserve for unfunded lending commitments	518			714
Allowance for credit losses (4)	$26,751			$34,497

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $160 million and $906 million and discontinued real estate loans of $1.0 billion and $1.3 billion at September 30, 2012 and December 31, 2011. Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.0 billion and $2.2 billion and non-U.S. commercial loans of $4.4 billion and $4.4 billion at September 30, 2012 and December 31, 2011.

(2) Includes allowance for U.S. small business commercial loans of $701 million and $893 million at September 30, 2012 and December 31, 2011.
(3) Includes allowance for loan and lease losses for impaired commercial loans of $391 million and $545 million at September 30, 2012 and December 31, 2011.
(4) Includes $7.1 billion and $8.5 billion of valuation allowance presented with the allowance for credit losses related to PCI loans at September 30, 2012 and December 31, 2011.

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

The reserve for unfunded lending commitments at September 30, 2012 was $518 million, $196 million lower than December 31, 2011 driven by improved credit quality in the unfunded portfolio and accretion of purchase accounting adjustments on acquired Merrill Lynch unfunded positions.

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

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2012 compared to the three months ended June 30, 2012 and March 31, 2012. During the three months ended September 30, 2012, positive trading-related revenue was recorded for 98 percent, or 62 of the 63 trading days of which 81 percent (51 days) were daily trading gains of over $25 million and the largest loss was less than $1 million. These results can be compared to the three months ended June 30, 2012, where positive trading-related revenue was recorded for 95 percent, or 60 of the 63 trading days of which 75 percent (47 days) were daily trading gains of over $25 million and the largest loss was $11 million. During the three months ended March 31, 2012, positive trading-related revenue was recorded for 100 percent, or all 62 of the trading days, of which 95 percent (59 days) were daily trading gains of over $25 million. There were no daily trading losses recorded during the three months ended March 31, 2012.

Histogram of Daily Trading-related Revenue
Number of Days
40
35
30
25
20
15
10
5
0
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended September 30, 2012
Three Months Ended June 30, 2012
Three Months Ended March 31, 2012

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. VaR is a key statistic used to measure market risk. In order to manage day-to-day risks, VaR is subject to trading limits both for our overall trading portfolio and within individual businesses. All trading limit excesses are communicated to management for review.

A VaR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss the portfolio is expected to experience with a given confidence level based on historical data. Within any VaR model, there are significant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VaR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VaR model may require additional modeling assumptions for new products that do not have extensive historical price data or for illiquid positions for which accurate daily prices are not consistently available.

A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are, however, many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis and regularly review the assumptions underlying the model. Our VaR model utilizes three years of historical data. This time period was chosen to ensure that the VaR reflects both a broad range of market movements as well as being sensitive to recent changes in market volatility. In addition, certain type of risks associated with positions that are illiquid and/or unobservable are not included in VaR. If these risks are material, the VaR model results will be supplemented.

We continually review, evaluate and enhance our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate governance committees. Nevertheless, due to the limitations previously discussed, we have historically used the VaR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to varying degrees.

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

We use one VaR model that uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year. The number of actual backtesting excesses observed is dependent on current market performance relative to historic market volatility. Actual losses did not exceed daily trading VaR in the twelve months ended September 30, 2012 or September 30, 2011. The graph below shows daily trading-related revenue and VaR for the twelve months ended September 30, 2012.
Table 67 presents average, high and low daily trading VaR for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, as well as average daily trading VaR for the nine months ended September 30, 2012 and 2011.

Table 67
Trading Activities Market Risk VaR
	Three Months Ended September 30, 2012			Three Months Ended Three Months Ended June 30, 2012			Three Months Ended September 30, 2011			Nine Months Ended September 30
										2012	2011
(Dollars in millions)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	High (1)	Low (1)	Average	Average
Foreign exchange	$25.1	$34.3	$16.9	$19.8	$27.1	$15.1	$18.4	$31.0	$5.6	$21.3	$20.4
Interest rate	37.3	47.8	29.8	49.2	67.1	31.2	53.9	82.7	34.4	45.3	55.4
Credit	43.0	60.1	35.3	37.4	53.9	31.1	97.5	116.8	81.3	43.5	122.9
Real estate/mortgage	32.1	39.7	27.6	32.3	40.4	28.3	77.4	89.7	60.4	33.8	90.4
Equities	23.2	34.1	14.6	23.9	35.5	16.1	59.5	88.9	37.7	29.2	55.0
Commodities	12.5	15.7	10.8	11.9	15.2	7.2	15.7	19.2	12.1	12.5	21.0
Portfolio diversification	(118.4)	—	—	(112.0)	—	—	(158.7)	—	—	(118.6)	(172.9)
Total trading-related portfolio	$54.8	$79.9	$41.9	$62.5	$85.5	$48.5	$163.7	$248.0	$97.7	$67.0	$192.2

(1)	The high and low for the total portfolio may not equal the sum of the individual components as the highs or lows of the individual portfolios may have occurred on different trading days.

The $8 million decrease in average VaR during the three months ended September 30, 2012 was primarily due to risk reduction in the interest rate risk factor and a higher portfolio diversification benefit, partially offset by slight increases in credit and foreign exchange due to changes in the portfolio mix.

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

Trading Portfolio Stress Testing

Because the very nature of a VaR model suggests results can exceed our estimates, and is dependent on a limited lookback window, we also stress test our portfolio. Stress testing estimates the value change in our trading portfolio that may result from abnormal market movements. Various scenarios, categorized as either historical or hypothetical, are regularly run and reported for the overall trading portfolio and individual businesses. Historical scenarios simulate the impact of price changes that occurred during a set of extended historical market events. Generally, a 10-business-day window or longer, representing the most severe point during a crisis, is selected for each historical scenario. Hypothetical scenarios provide simulations of anticipated shocks from pre-defined market stress events. These stress events include shocks to underlying market risk variables which may be well beyond the shocks found in the historical data used to calculate VaR. As with the historical scenarios, the hypothetical scenarios are designed to represent a short-term market disruption. Scenarios are reviewed and updated as necessary in light of changing positions and new economic or political information. For example, we currently include stress tests that contemplate a full or partial break-up of the Eurozone. In addition to the value afforded by the results themselves, this information provides senior management with a clear picture of the trend of risk being taken given the relatively static nature of the shocks applied. Stress testing for the trading portfolio is also integrated with enterprise-wide stress testing and incorporated into the limits framework. A process is in place to promote consistency between the scenarios used for the trading portfolio and those used for enterprise-wide stress testing. The scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information on enterprise-wide stress testing, see page 78.

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

The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing and maturity characteristics, but do not include the impact of hedge ineffectiveness. Our overall goal is to manage interest rate risk so that movements in interest rates do not significantly adversely affect net interest income and capital.

The spot and 12-month forward monthly rates used in our baseline forecasts at September 30, 2012 and December 31, 2011 are presented in Table 68.

Table 68
Forward Rates
	September 30, 2012			December 31, 2011
	Federal Funds	Three-month LIBOR	10-Year Swap	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.36%	1.70%	0.25%	0.58%	2.03%
12-month forward rates	0.25	0.35	1.99	0.25	0.75	2.29

Table 69 shows the pre-tax dollar impact to forecasted net interest income over the next twelve months from September 30, 2012 and December 31, 2011, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented to ensure that they provide a comprehensive view of our interest rate risk exposure and are meaningful in the context of the current rate environment. Given the potential volatility in long end rates and our sensitivity to those rates, we have replaced gradual shocks previously reported with instantaneous shocks. For further discussion of net interest income excluding the impact of trading-related activities, see page 25.

Table 69
Estimated Net Interest Income Excluding Trading-related Net Interest Income
(Dollars in millions) Curve Change	Short Rate (bps)	Long Rate (bps)	September 30 2012	December 31 2011
Parallel shifts
+100 bps instantaneous parallel shift	+100	+100	$3,318	$2,883
-50 bps instantaneous parallel shift	-50	-50	(1,697)	(1,795)
Flatteners
Short end instantaneous change	+100	—	1,378	979
Long end instantaneous change	—	-50	(1,312)	(1,319)
Steepeners
Short end instantaneous change	-50	—	(373)	(464)
Long end instantaneous change	—	+100	1,961	1,935

The sensitivity analysis in Table 69 assumes that we take no action in response to these rate shocks. Our net interest income was asset sensitive to a parallel move in interest rates at both September 30, 2012 and December 31, 2011. As part of our ALM activities, we use securities, residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Securities

The securities portfolio is an integral part of our ALM positioning and is primarily comprised of debt securities including MBS and to a lesser extent U.S. Treasury, corporate, municipal and other debt securities. At September 30, 2012 and December 31, 2011, we held AFS debt securities with a fair value of $305.9 billion and $276.2 billion. During the three months ended September 30, 2012 and 2011, we purchased AFS debt securities of $31.4 billion and $18.2 billion, sold $13.1 billion and $26.2 billion, and had maturities and received paydowns of $17.9 billion and $12.5 billion. We realized $339 million and $737 million in net gains on sales of debt securities during the three months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, we held $39.9 billion and $35.3 billion of held-to-maturity debt securities.

During the nine months ended September 30, 2012 and 2011, we purchased AFS debt securities of $131.1 billion and $78.0 billion, sold $58.9 billion and $66.2 billion, and had maturities and received paydowns of $48.1 billion and $41.2 billion. We realized $1.5 billion and $2.2 billion in net gains on sales of debt securities during the nine months ended September 30, 2012 and 2011.

Accumulated OCI included after-tax net unrealized gains of $5.7 billion and $4.3 billion on AFS debt securities and $329 million and $1.7 billion on AFS marketable equity securities at September 30, 2012 and 2011. For additional information on accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements. The amount of pre-tax net unrealized gains on AFS debt securities increased $3.2 billion and $4.1 billion during the three and nine months ended September 30, 2012 to $9.1 billion primarily due to the impact of lower interest rates. For additional information on our securities portfolio, see Note 4 – Securities to the Consolidated Financial Statements.

We recognized $6 million and $52 million of other-than-temporary impairment (OTTI) losses in earnings on AFS debt securities in the three and nine months ended September 30, 2012 compared to $85 million and $218 million for the same periods in the prior year. The recognition of OTTI losses is based on a variety of factors, including the length of time and extent to which the market value has been less than amortized cost, the financial condition of the issuer of the security including credit ratings and any specific events affecting the operations of the issuer, underlying assets that collateralize the debt security, other industry and macroeconomic conditions, and our intent and ability to hold the security to recovery.

Residential Mortgage Portfolio

At September 30, 2012 and December 31, 2011, our residential mortgage portfolio was $247.3 billion and $262.3 billion which excluded $9.9 billion and $11.1 billion in the discontinued real estate loan portfolio and $1.2 billion and $2.2 billion of consumer loans accounted for under the fair value option. For more information on consumer fair value option loans, see Consumer Portfolio Credit Risk Management – Consumer Loans Accounted for Under the Fair Value Option on page 106. The $15.0 billion decrease in the nine months ended September 30, 2012 was due to paydowns, charge-offs and transfers to foreclosed properties which more than offset new origination volume and repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

CRES and GWIM originated $8.9 billion in first-lien mortgages that we retained, compared to $11.5 billion in the prior-year period. Additionally, we repurchased $2.2 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA and received paydowns of $13.3 billion compared to repurchases of $155 million and paydowns of $9.5 billion in the prior-year period. There were no purchases of residential mortgages related to ALM activities during either period. We sold $17 million of residential mortgages compared to $18 million in the prior-year period, all of which were originated residential mortgages. Gains recognized on the sales of residential mortgages in both periods were minimal.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

CRES and GWIM originated $25.1 billion in first-lien mortgages that we retained, compared to $35.3 billion in the prior-year period. Additionally, we repurchased $4.5 billion of delinquent FHA loans pursuant to our servicing agreements with GNMA and received paydowns of $37.7 billion compared to repurchases of $7.7 billion and paydowns of $29.9 billion in the prior-year period. There were no purchases of residential mortgages related to ALM activities compared to $72 million in the prior-year period. We sold $75 million of residential mortgages compared to $91 million in the prior-year period, all of which were originated residential mortgages. Gains recognized on the sales of residential mortgages in both periods were minimal.

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

Changes to the composition of our derivatives portfolio during the nine months ended September 30, 2012 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based upon the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Table 70 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and estimated duration of our open ALM derivatives at September 30, 2012 and December 31, 2011. These amounts do not include derivative hedges on our MSRs.

Table 70
Asset and Liability Management Interest Rate and Foreign Exchange Contracts
			September 30, 2012
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$11,298								5.49
Notional amount		$82,254	$607	$7,175	$7,604	$10,051	$11,362	$45,455
Weighted-average fixed-rate		4.24%	2.61%	4.06%	3.79%	4.09%	3.98%	4.46%
Pay-fixed interest rate swaps (1, 2)	(5,431)								18.02
Notional amount		$21,876	$—	$36	$1,230	$520	$1,025	$19,065
Weighted-average fixed-rate		3.55%	—%	6.91%	1.65%	2.30%	1.65%	3.80%
Same-currency basis swaps (3)	11
Notional amount		$208,208	$4,413	$81,766	$53,853	$17,572	$15,141	$35,463
Foreign exchange basis swaps (2, 4, 5)	1,626
Notional amount		184,724	8,858	32,647	43,193	20,942	14,225	64,859
Option products (6)	(144)
Notional amount (7)		1,686	663	700	—	—	—	323
Foreign exchange contracts (2, 5, 8)	2,947
Notional amount (7)		(13,316)	(35,602)	(1,384)	8,574	1,757	1,045	12,294
Futures and forward rate contracts	16
Notional amount (7)		1,000	1,000	—	—	—	—	—
Net ALM contracts	$10,323

			December 31, 2011
			Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1, 2)	$13,989								5.99
Notional amount		$105,938	$22,422	$8,144	$7,604	$10,774	$11,660	$45,334
Weighted-average fixed-rate		4.09%	2.65%	3.70%	3.79%	4.01%	3.96%	4.98%
Pay-fixed interest rate swaps (1, 2)	(13,561)								12.17
Notional amount		$77,985	$2,150	$1,496	$1,750	$15,026	$8,951	$48,612
Weighted-average fixed-rate		3.29%	1.45%	2.68%	1.80%	2.35%	3.13%	3.76%
Same-currency basis swaps (3)	61
Notional amount		$222,641	$44,898	$83,248	$35,678	$14,134	$17,113	$27,570
Foreign exchange basis swaps (2, 4, 5)	3,409
Notional amount		262,428	60,359	49,161	55,111	20,401	43,360	34,036
Option products (6)	(1,875)
Notional amount (7)		10,413	1,500	2,950	600	300	458	4,605
Foreign exchange contracts (2, 5, 8)	2,522
Notional amount (7)		52,328	20,470	3,556	10,165	2,071	2,603	13,463
Futures and forward rate contracts	153
Notional amount (7)		12,160	12,160	—	—	—	—	—
Net ALM contracts	$4,698

(1)
At September 30, 2012 and December 31, 2011, the receive-fixed interest rate swap notional amounts that represented forward starting swaps and which will not be effective until their respective contractual start dates totaled $2.2 billion and $1.7 billion. The forward starting pay-fixed swap positions at September 30, 2012 and December 31, 2011 were $520 million and $8.8 billion.

(2)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities which are hedged using derivatives designated as fair value hedging instruments that substantially offset the fair values of these derivatives.

(3)
At September 30, 2012 and December 31, 2011, the notional amount of same-currency basis swaps consisted of $208.2 billion and $222.6 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(4)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(5)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(6)
The notional amount of option products of $1.7 billion at September 30, 2012 were comprised of $17 million in purchased caps/floors, $1.0 billion in swaptions and $663 million in foreign exchange options. Option products of $10.4 billion at December 31, 2011 were comprised of $30 million in purchased caps/floors and $10.4 billion in swaptions.

(7)	Reflects the net of long and short positions.

(8)
The notional amount of foreign exchange contracts of $(13.3) billion at September 30, 2012 was comprised of $42.2 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $9.2 billion in foreign currency-denominated pay-fixed swaps, and $(46.3) billion in net foreign currency forward rate contracts. Foreign exchange contracts of $52.3 billion at December 31, 2011 were comprised of $40.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $647 million in foreign currency-denominated pay-fixed swaps and $12.4 billion in net foreign currency forward rate contracts.

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated derivative instruments recorded in accumulated OCI, net-of-tax, were $3.3 billion and $3.8 billion at September 30, 2012 and December 31, 2011. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at September 30, 2012, the pre-tax net losses are expected to be reclassified into earnings as follows: $1.2 billion, or 23 percent, within the next year, 58 percent in years two through five, and 12 percent in years six through ten, with the remaining 7 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.

We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps, foreign exchange options and foreign currency-denominated debt. We recorded after-tax gains on derivatives and foreign currency-denominated debt in accumulated OCI associated with net investment hedges which were offset by losses on our net investments in consolidated non-U.S. entities at September 30, 2012.

Mortgage Banking Risk Management

We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be HFI or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Fluctuations in interest rates drive consumer demand for new mortgages and the level of refinancing activity, which in turn, affects total origination and service fee income. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and a decrease in the value of the MSRs driven by higher prepayment expectations. Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires complex modeling and ongoing monitoring. IRLCs and the related residential first mortgage LHFS are subject to interest rate risk between the date of the IRLC and the date the loans are sold to the secondary market. To hedge interest rate risk, we utilize forward loan sale commitments and other derivative instruments including purchased options. These instruments are used as economic hedges of IRLCs and residential first mortgage LHFS. At September 30, 2012 and December 31, 2011, the notional amounts of derivatives economically hedging the IRLCs and residential first mortgage LHFS were $46.3 billion and $14.7 billion.

MSRs are nonfinancial assets created when the underlying mortgage loan is sold to investors and we retain the right to service the loan. We use certain derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures, as well as MBS and U.S. Treasuries as economic hedges of MSRs. The notional amounts of the derivative contracts and principal value of other securities designated as economic hedges of MSRs were $2.7 trillion and $31.6 billion at September 30, 2012 and $2.6 trillion and $46.3 billion at December 31, 2011. For the three and nine months ended September 30, 2012, we recorded gains in mortgage banking income of $920 million and $2.2 billion related to the change in fair value of these economic hedges compared to gains of $4.3 billion and $5.5 billion for the same periods in the prior year. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights to the Consolidated Financial Statements and for more information on mortgage banking income, see CRES on page 38.

Compliance Risk Management

Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure to comply with requirements applicable to banking and financial services laws, rules and regulations. Compliance is at the core of the Corporation’s culture and is a key component of risk management discipline.

The Global Compliance organization is responsible for driving a culture of compliance; establishing compliance program requirements and related policies; executing, monitoring and testing of business controls; performing risk assessments on the businesses’ adherence to laws, rules and regulations as well as the effectiveness of business controls; overseeing remediation of compliance risks and issues executed by the businesses and supporting the identification, escalation and reporting of current, emerging and reputational compliance risk matters to senior management and the Board (or appropriate subcommittee). Global Compliance is also responsible for facilitating processes to effectively manage regulatory changes and maintain constructive relationships with regulators.

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

We approach operational risk management from two perspectives to manage operational risk within the structure of the Corporation: (1) at the enterprise level to provide independent, integrated management of operational risk across the organization, and (2) at the business and enterprise control function levels to address operational risk in revenue producing and non-revenue producing units. A sound internal governance structure enhances the effectiveness of the Corporation's Operational Risk Management Program and is accomplished at the enterprise level through formal oversight by the Board, the Chief Risk Officer and a variety of management committees and risk oversight groups aligned to the Corporation's overall risk governance framework and practices. Of these, the Compliance and Operational Risk Committee (CORC) oversees the Corporation's policies and processes for sound operational risk management. The CORC also serves as an escalation point for critical operational risk matters within the Corporation. The CORC reports operational risk activities to the Enterprise Risk Committee of the Board.

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

Our websites and, as reported in the media, the websites of other large financial institutions, have recently been subject to a series of distributed denial of service cyber security incidents. These incidents have not had a material impact upon Bank of America, nor have they resulted in unauthorized access to our or our customers' confidential, proprietary or other information. For more information about the risks associated with cyber security incidents, see Item 1A. Risk Factors of the Corporation's 2011 Annual Report on Form 10-K.

Independent review and challenge to the Corporation's overall operational risk management framework is performed by the Corporate Operational Risk Validation Team.

For more information on our operational risk management activities, see page 96 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K.

Complex Accounting Estimates

Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.

The more judgmental estimates impacting results for the nine months ended September 30, 2012 are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.

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

Table 71
Level 3 Asset and Liability Summary
	September 30, 2012			December 31, 2011
(Dollars in millions)	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets	Level 3 Fair Value	As a % of Total Level 3 Assets	As a % of Total Assets
Trading account assets	$9,955	24.97%	0.46%	$11,455	22.21%	0.54%
Derivative assets	9,983	25.04	0.46	14,366	27.85	0.67
AFS debt securities	6,299	15.80	0.29	8,012	15.53	0.38
All other Level 3 assets at fair value	13,631	34.19	0.63	17,744	34.41	0.83
Total Level 3 assets at fair value (1)	$39,868	100.00%	1.84%	$51,577	100.00%	2.42%

	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities	Level 3 Fair Value	As a % of Total Level 3 Liabilities	As a % of Total Liabilities
Derivative liabilities	$7,023	72.26%	0.36%	$8,500	73.46%	0.45%
Long-term debt	2,290	23.56	0.12	2,943	25.43	0.15
All other Level 3 liabilities at fair value	406	4.18	0.02	128	1.11	0.01
Total Level 3 liabilities at fair value (1)	$9,719	100.00%	0.50%	$11,571	100.00%	0.61%

(1)	Level 3 total assets and liabilities are shown before the impact of counterparty netting related to our derivative positions.

During the three and nine months ended September 30, 2012, we recognized net losses of $315 million and $660 million on Level 3 assets and liabilities. The net losses during the three months ended September 30, 2012 were primarily losses on MSRs and net derivative assets, partially offset by gains on trading account assets. Unrealized losses on MSRs were primarily due to the impact of the decline in interest rates on forecasted prepayments. Unrealized losses on net derivative assets were primarily due to tightening spreads on credit derivatives and in the RMBS indices, as well as mark-to-market movement in various equity instruments. Unrealized gains on trading account assets were primarily due to mark-to-market gains on collateralized loan obligation positions due to strong market conditions, as well as mark-to-market gains on secondary loan positions held in inventory. The net losses during the nine months ended September 30, 2012 were primarily losses on MSRs, partially offset by gains on trading account assets, as discussed above. There were net unrealized gains of $88 million in accumulated OCI on Level 3 assets and liabilities at September 30, 2012. For additional information on the components of net realized and unrealized gains and losses during three and nine months ended September 30, 2012, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements.

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

We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For additional information on the significant transfers into and out of Level 3 during the three and nine months ended September 30, 2012, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements.

Goodwill and Intangible Assets

Background

The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K as well as Complex Accounting Estimates on pages 97 through 103 of the MD&A of the Corporation's 2011 Annual Report on Form 10-K. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Corporation is performed as of June 30, and in interim periods if events or circumstances indicate a potential impairment. A reporting unit is an operating segment or one level below. As reporting units are determined after an acquisition or evolve with changes in business strategy, goodwill is assigned to reporting units and it no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill.

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

2012 Annual Goodwill Impairment Testing

The Corporation's common stock price remained low during 2011 and 2012. During these periods, our market capitalization remained below our recorded book value. We estimate that the fair value of all reporting units with assigned goodwill in aggregate as of the June 30, 2012 annual goodwill impairment test was $219.5 billion and the aggregate carrying value of all reporting units with assigned goodwill, as measured by allocated equity was $138.4 billion. The common stock market capitalization of the Corporation as of June 30, 2012 was $88.2 billion ($95.2 billion at September 30, 2012). During our 2012 annual goodwill impairment test we also evaluated the U.K. Card business within All Other which is included in the amounts above as the U.K. Card business comprises the majority of the goodwill included in All Other. As none of our reporting units are publicly traded, individual reporting unit fair value determinations do not directly correlate to the Corporation's stock price. Although we believe it is reasonable to conclude that market capitalization could be an indicator of fair value over time, we do not believe that our current market capitalization reflects the aggregate fair value of our individual reporting units.

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. We determined the fair values of the reporting units using a combination of valuation techniques consistent with the market approach and the income approach and also utilized independent valuation specialists.
The market approach we used estimates the fair value of the individual reporting units by incorporating any combination of the tangible capital, book capital and earnings multiples from comparable publicly-traded companies in industries similar to that of the reporting unit. The relative weight assigned to these multiples varies among the reporting units based on qualitative and quantitative characteristics, primarily the size and relative profitability of the reporting unit as compared to the comparable publicly-traded companies. Since the fair values determined under the market approach are representative of a noncontrolling interest, we added a control premium to arrive at the reporting units’ estimated fair values on a controlling basis.

For purposes of the income approach, we calculated discounted cash flows by taking the net present value of estimated future cash flows and an appropriate terminal value. Our discounted cash flow analysis employs a capital asset pricing model in estimating the discount rate (i.e., cost of equity financing) for each reporting unit. The inputs to this model include the risk-free rate of return, beta, which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit, market equity risk premium and in certain cases an unsystematic (company-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to our projections of earnings and growth, including the uncertainty related to loss expectations. We utilized discount rates that we believe adequately reflect the risk and uncertainty in the financial markets generally and specifically in our internally developed forecasts. We estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of each reporting unit. We use our internal forecasts to estimate future cash flows and actual results may differ from forecasted results.

During the three months ended September 30, 2012, we completed our annual goodwill impairment test as of June 30, 2012 for all of our reporting units which had goodwill. In performing the first step of the annual goodwill impairment analysis, we compared the fair value of each reporting unit to its estimated carrying value as measured by allocated equity, including goodwill. To determine fair value, we utilized a combination of the market approach and income approach. Under the market approach, we compared earnings and equity multiples of the individual reporting units to multiples of public companies comparable to the individual reporting units. The control premium used in the June 30, 2012 annual goodwill impairment was 35 percent for all reporting units. Under the income approach, we updated our assumptions to reflect the current market environment. The discount rates used in the June 30, 2012 annual goodwill impairment test ranged from 11 percent to 14 percent depending on the relative risk of a reporting unit. Growth rates developed by management for individual revenue and expense items in each reporting unit ranged from (0.2) percent to 7.2 percent. For certain revenue and expense items that have been significantly affected by the current economic environment, management developed separate long-term forecasts.

Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

Table 72 shows goodwill assigned to the individual reporting units and the fair value as a percentage of the carrying value as of our June 30, 2012 annual goodwill impairment test.

Table 72
Goodwill by Reporting Unit
	June 30, 2012
(Dollars in millions)	Estimated Fair Value as a Percent of Allocated Carrying Value	Goodwill
Consumer & Business Banking
Deposits	131.8%	$17,875
Card Services	134.5	10,014
Business Banking	123.1	2,097
Global Banking
Global Corporate and Investment Banking	190.7	6,231
Global Commercial Banking	133.0	18,571
Global Markets	207.6	4,450
Global Wealth & Investment Management
U.S. Trust	142.3	3,051
Merrill Lynch Global Wealth Management	239.4	6,877
U.K. Card (1)	171.9	775

(1)
Reflects the goodwill and estimated fair value as a percent of allocated carrying value assigned to the U.K. Card business within All Other. The total amount of goodwill in All Other was $810 million at June 30, 2012.

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

The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances. The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $1.5 billion or decrease of approximately $1.2 billion in the representations and warranties liability as of September 30, 2012. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.

For additional information on representations and warranties exposure and the corresponding range of possible loss, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties on page 58, as well as Note 8 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements herein and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

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
Credit Valuation Adjustment (CVA) – A portfolio adjustment required to properly reflect the counterparty credit risk exposure as part of the fair value of derivative instruments.
Debit Valuation Adjustment (DVA) – A portfolio adjustment required to properly reflect the Corporation's own credit risk exposure as part of the fair value of derivative instruments.
Interest Rate Lock Commitment (IRLC) – Commitment with a loan applicant in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to credit approval.
Letter of Credit – A document issued on behalf of a customer to a third party promising to pay the third party upon presentation of specified documents. A letter of credit effectively substitutes the issuer's credit for that of the customer.
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
Matched Book – Repurchase and resale agreements and securities borrowed and loaned transactions entered into to accommodate customers and earn interest rate spreads.
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
Troubled Debt Restructurings (TDRs) – Loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Certain consumer loans for which a binding offer to restructure has been extended are also classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance, loans discharged in bankruptcy or other actions intended to maximize collection. TDRs are generally reported as nonperforming loans and leases while on nonaccrual status. Nonperforming TDRs may be returned to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. TDRs that are on accrual status are reported as performing TDRs through the end of the calendar year in which the restructuring occurred or the year in which they are returned to accrual status. In addition, if accruing TDRs bear less than a market rate of interest at the time of modification, they are reported as performing TDRs throughout their remaining lives unless and until they cease to perform in accordance with their modified contractual terms, at which time they would be placed on nonaccrual status and reported as nonperforming TDRs.
Value-at-Risk (VaR) – VaR is a model that simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss the portfolio is expected to experience with a given confidence level based on historical data. A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios.

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ALMRC	Asset Liability Market Risk Committee
ARM	Adjustable-rate mortgage
CDO	Collateralized debt obligation
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CORC	Compliance and Operational Risk Committee
CRA	Community Reinvestment Act
CRC	Credit Risk Committee
EAD	Exposure at default
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GNMA	Government National Mortgage Association
GMRC	Global Markets Risk Committee
GSE	Government-sponsored enterprise
HFI	Held-for-investment
HUD	U.S. Department of Housing and Urban Development
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MSA	Metropolitan statistical area
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PPI	Payment protection insurance
RMBS	Residential mortgage-backed securities
ROTE	Return on average tangible shareholders’ equity
SBLCs	Standby letters of credit
SEC	Securities and Exchange Commission
VA	U.S. Department of Veterans Affairs

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Management on page 135 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Bank of America Corporation and Subsidiaries
Consolidated Statement of Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2012	2011	2012	2011
Interest income
Loans and leases	$9,597	$11,205	$29,514	$34,454
Debt securities	2,031	1,729	6,658	7,286
Federal funds sold and securities borrowed or purchased under agreements to resell	353	584	1,173	1,698
Trading account assets	1,189	1,500	3,787	4,664
Other interest income	806	835	2,297	2,721
Total interest income	13,976	15,853	43,429	50,823

Interest expense
Deposits	484	704	1,552	2,386
Short-term borrowings	893	1,153	2,717	3,678
Trading account liabilities	418	547	1,343	1,801
Long-term debt	2,243	2,959	7,485	9,043
Total interest expense	4,038	5,363	13,097	16,908
Net interest income	9,938	10,490	30,332	33,915

Noninterest income
Card income	1,538	1,911	4,573	5,706
Service charges	1,934	2,068	5,780	6,112
Investment and brokerage services	2,781	3,022	8,504	9,132
Investment banking income	1,336	942	3,699	4,204
Equity investment income	238	1,446	1,371	4,133
Trading account profits	1,239	1,604	5,078	6,417
Mortgage banking income (loss)	2,019	1,617	5,290	(10,949)
Insurance income (loss)	(138)	190	(71)	1,203
Gains on sales of debt securities	339	737	1,491	2,182
Other income (loss)	(790)	4,511	(1,321)	6,729
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(9)	(114)	(70)	(271)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	3	29	18	53
Net impairment losses recognized in earnings on available-for-sale debt securities	(6)	(85)	(52)	(218)
Total noninterest income	10,490	17,963	34,342	34,651
Total revenue, net of interest expense	20,428	28,453	64,674	68,566

Provision for credit losses	1,774	3,407	5,965	10,476

Noninterest expense
Personnel	8,431	8,865	27,348	28,204
Occupancy	1,160	1,183	3,419	3,617
Equipment	561	616	1,718	1,815
Marketing	479	556	1,393	1,680
Professional fees	873	937	2,578	2,349
Amortization of intangibles	315	377	955	1,144
Data processing	640	626	2,188	1,964
Telecommunications	410	405	1,227	1,167
Other general operating	4,675	3,872	12,907	15,672
Goodwill impairment	—	—	—	2,603
Merger and restructuring charges	—	176	—	537
Total noninterest expense	17,544	17,613	53,733	60,752
Income (loss) before income taxes	1,110	7,433	4,976	(2,662)
Income tax expense (benefit)	770	1,201	1,520	(2,117)
Net income (loss)	$340	$6,232	$3,456	$(545)
Preferred stock dividends	373	343	1,063	954
Net income (loss) applicable to common shareholders	$(33)	$5,889	$2,393	$(1,499)

Per common share information
Earnings (loss)	$0.00	$0.58	$0.22	$(0.15)
Diluted earnings (loss)	0.00	0.56	0.22	(0.15)
Dividends paid	0.01	0.01	0.03	0.03
Average common shares issued and outstanding (in thousands)	10,776,173	10,116,284	10,735,461	10,095,859
Average diluted common shares issued and outstanding (in thousands)	10,776,173	10,464,395	10,826,503	10,095,859
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Comprehensive Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Net income (loss)	$340	$6,232	$3,456	$(545)
Other comprehensive income, net-of-tax:
Net change in available-for-sale debt and marketable equity securities	2,365	(2,158)	2,971	(1,404)
Net change in derivatives	234	(764)	535	(830)
Employee benefit plan adjustments	75	66	1,106	204
Net change in foreign currency translation adjustments	15	(8)	14	25
Other comprehensive income (loss)	2,689	(2,864)	4,626	(2,005)
Comprehensive income (loss)	$3,029	$3,368	$8,082	$(2,550)
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet
(Dollars in millions)	September 30 2012	December 31 2011
Assets
Cash and cash equivalents	$106,415	$120,102
Time deposits placed and other short-term investments	15,950	26,004
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $104,494 and $87,453 measured at fair value)	234,034	211,183
Trading account assets (includes $103,208 and $80,130 pledged as collateral)	211,090	169,319
Derivative assets	57,865	73,023
Debt securities:
Available-for-sale (includes $52,561 and $69,021 pledged as collateral)	305,949	276,151
Held-to-maturity, at cost (fair value - $41,128 and $35,442; $12,995 and $24,009 pledged as collateral)	39,898	35,265
Total debt securities	345,847	311,416
Loans and leases (includes $7,638 and $8,804 measured at fair value and $46,657 and $73,463 pledged as collateral)	893,035	926,200
Allowance for loan and lease losses	(26,233)	(33,783)
Loans and leases, net of allowance	866,802	892,417
Premises and equipment, net	12,436	13,637
Mortgage servicing rights (includes $5,087 and $7,378 measured at fair value)	5,242	7,510
Goodwill	69,976	69,967
Intangible assets	7,030	8,021
Loans held-for-sale (includes $11,077 and $7,630 measured at fair value)	16,436	13,762
Customer and other receivables	66,341	66,999
Other assets (includes $32,552 and $37,084 measured at fair value)	150,698	145,686
Total assets	$2,166,162	$2,129,046

Assets of consolidated VIEs included in total assets above (isolated to settle the liabilities of the VIEs)
Trading account assets	$9,959	$8,595
Derivative assets	546	1,634
Loans and leases	125,043	140,194
Allowance for loan and lease losses	(3,811)	(5,066)
Loans and leases, net of allowance	121,232	135,128
Loans held-for-sale	2,165	1,635
All other assets	3,754	4,769
Total assets of consolidated VIEs	$137,656	$151,761
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Balance Sheet (continued)
(Dollars in millions)	September 30 2012	December 31 2011
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$362,646	$332,228
Interest-bearing (includes $2,449 and $3,297 measured at fair value)	625,200	624,814
Deposits in non-U.S. offices:
Noninterest-bearing	6,667	6,839
Interest-bearing	68,794	69,160
Total deposits	1,063,307	1,033,041
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $53,635 and $34,235 measured at fair value)	273,900	214,864
Trading account liabilities	72,179	60,508
Derivative liabilities	51,369	59,520
Commercial paper and other short-term borrowings (includes $4,278 and $6,558 measured at fair value)	35,291	35,698
Accrued expenses and other liabilities (includes $18,280 and $15,743 measured at fair value and $518 and $714 of reserve for unfunded lending commitments)	144,976	123,049
Long-term debt (includes $49,912 and $46,239 measured at fair value)	286,534	372,265
Total liabilities	1,927,556	1,898,945
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities, Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 3,685,410 and 3,689,084 shares	18,768	18,397
Common stock and additional paid-in capital, $0.01 par value; authorized — 12,800,000,000 shares; issued and outstanding — 10,777,267,465 and 10,535,937,957 shares	158,066	156,621
Retained earnings	62,583	60,520
Accumulated other comprehensive income (loss)	(811)	(5,437)
Total shareholders’ equity	238,606	230,101
Total liabilities and shareholders’ equity	$2,166,162	$2,129,046

Liabilities of consolidated VIEs included in total liabilities above
Commercial paper and other short-term borrowings (includes $1,111 and $650 of non-recourse liabilities)	$3,872	$5,777
Long-term debt (includes $33,285 and $44,976 of non-recourse debt)	38,055	49,054
All other liabilities (includes $145 and $225 of non-recourse liabilities)	625	1,116
Total liabilities of consolidated VIEs	$42,552	$55,947
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Changes in Shareholders’ Equity
	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2010	$16,562	10,085,155	$150,905	$60,849	$(66)	$(2)	$228,248
Net loss				(545)			(545)
Net change in available-for-sale debt and marketable equity securities					(1,404)		(1,404)
Net change in derivatives					(830)		(830)
Employee benefit plan adjustments					204		204
Net change in foreign currency translation adjustments					25		25
Dividends paid:
Common				(309)			(309)
Preferred				(954)			(954)
Issuance of preferred stock and warrants	2,918		2,082				5,000
Common stock issued under employee plans and related tax effects		49,277	814			1	815
Other				2			2
Balance, September 30, 2011	$19,480	10,134,432	$153,801	$59,043	$(2,071)	$(1)	$230,252

Balance, December 31, 2011	$18,397	10,535,938	$156,621	$60,520	$(5,437)	$—	$230,101
Net income				3,456			3,456
Net change in available-for-sale debt and marketable equity securities					2,971		2,971
Net change in derivatives					535		535
Employee benefit plan adjustments					1,106		1,106
Net change in foreign currency translation adjustments					14		14
Dividends paid:
Common				(330)			(330)
Preferred				(1,107)			(1,107)
Net issuance of preferred stock	667						667
Common stock issued in connection with exchanges of preferred stock and trust preferred securities	(296)	49,867	412	44			160
Common stock issued under employee plans and related tax effects		191,462	1,033				1,033
Balance, September 30, 2012	$18,768	10,777,267	$158,066	$62,583	$(811)	$—	$238,606
See accompanying Notes to Consolidated Financial Statements.

Bank of America Corporation and Subsidiaries Consolidated Statement of Cash Flows
	Nine Months Ended September 30
(Dollars in millions)	2012	2011
Operating activities
Net income (loss)	$3,456	$(545)
Reconciliation of net income (loss) to net cash provided by operating activities:
Provision for credit losses	5,965	10,476
Goodwill impairment	—	2,603
Gains on sales of debt securities	(1,491)	(2,182)
Depreciation and premises improvements amortization	1,347	1,496
Amortization of intangibles	955	1,144
Deferred income taxes	831	(2,980)
Net (increase) decrease in trading and derivative instruments	(16,506)	8,588
Net (increase) decrease in other assets	(7,684)	22,809
Net increase (decrease) in accrued expenses and other liabilities	19,383	(3,224)
Other operating activities, net	5,795	1,660
Net cash provided by operating activities	12,051	39,845
Investing activities
Net decrease in time deposits placed and other short-term investments	10,054	8,103
Net increase in federal funds sold and securities borrowed or purchased under agreements to resell	(22,851)	(40,382)
Proceeds from sales of available-for-sale debt securities	60,412	68,373
Proceeds from paydowns and maturities of available-for-sale debt securities	48,117	41,181
Purchases of available-for-sale debt securities	(131,097)	(78,044)
Proceeds from paydowns and maturities of held-to-maturity debt securities	4,080	44
Purchases of held-to-maturity debt securities	(9,106)	(26,168)
Proceeds from sales of loans and leases	1,060	1,783
Other changes in loans and leases, net	15,743	(4,813)
Net purchases of premises and equipment	(146)	(742)
Proceeds from sales of foreclosed properties	2,305	1,710
Proceeds from sales of investments	—	8,281
Other investing activities, net	(170)	(924)
Net cash used in investing activities	(21,599)	(21,598)
Financing activities
Net increase in deposits	30,266	30,923
Net increase in federal funds purchased and securities loaned or sold under agreements to repurchase	59,036	2,757
Net decrease in commercial paper and other short-term borrowings	(1,010)	(26,093)
Proceeds from issuance of long-term debt	18,010	22,936
Retirement of long-term debt	(110,262)	(77,847)
Proceeds from issuance of preferred stock and warrants	667	5,000
Cash dividends paid	(1,437)	(1,263)
Excess tax benefits on share-based payments	13	42
Other financing activities, net	138	3
Net cash used in financing activities	(4,579)	(43,542)
Effect of exchange rate changes on cash and cash equivalents	440	(267)
Net decrease in cash and cash equivalents	(13,687)	(25,562)
Cash and cash equivalents at January 1	120,102	108,427
Cash and cash equivalents at September 30	$106,415	$82,865
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

All significant accounting policies are discussed either in this Note, in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K or included in the Notes herein listed below.

NOTE 2 – Trading Account Assets and Liabilities

The table below presents the components of trading account assets and liabilities at September 30, 2012 and December 31, 2011.

(Dollars in millions)	September 30 2012	December 31 2011
Trading account assets
U.S. government and agency securities (1)	$67,539	$52,613
Corporate securities, trading loans and other	33,912	36,571
Equity securities	38,825	23,674
Non-U.S. sovereign debt	54,218	42,946
Mortgage trading loans and asset-backed securities	16,596	13,515
Total trading account assets	$211,090	$169,319
Trading account liabilities
U.S. government and agency securities	$18,651	$20,710
Equity securities	22,360	14,594
Non-U.S. sovereign debt	22,201	17,440
Corporate securities and other	8,967	7,764
Total trading account liabilities	$72,179	$60,508

(1)	Includes $24.6 billion and $27.3 billion of government-sponsored enterprise obligations at September 30, 2012 and December 31, 2011.

NOTE 3 – Derivatives

Derivative Balances

Derivatives are entered into on behalf of customers, for trading, as economic hedges or as qualifying accounting hedges. For additional information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The following tables present derivative instruments included on the Corporation’s Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2012 and December 31, 2011. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

	September 30, 2012
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$35,256.0	$1,147.8	$14.7	$1,162.5	$1,132.8	$5.1	$1,137.9
Futures and forwards	13,171.6	3.9	—	3.9	3.9	—	3.9
Written options	2,348.0	—	—	—	111.0	—	111.0
Purchased options	2,256.2	111.3	—	111.3	—	—	—
Foreign exchange contracts
Swaps	2,530.7	52.3	2.1	54.4	61.0	2.2	63.2
Spot, futures and forwards	3,066.8	26.2	0.3	26.5	27.5	1.2	28.7
Written options	446.0	—	—	—	6.9	—	6.9
Purchased options	373.7	6.6	—	6.6	—	—	—
Equity contracts
Swaps	120.8	2.0	—	2.0	2.3	—	2.3
Futures and forwards	52.8	1.5	—	1.5	1.4	—	1.4
Written options	367.0	—	—	—	20.7	—	20.7
Purchased options	334.4	20.0	—	20.0	—	—	—
Commodity contracts
Swaps	69.2	3.3	—	3.3	4.6	—	4.6
Futures and forwards	581.6	4.9	—	4.9	2.7	—	2.7
Written options	195.0	—	—	—	3.1	—	3.1
Purchased options	197.8	2.6	—	2.6	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,654.5	45.1	—	45.1	19.8	—	19.8
Total return swaps/other	36.6	2.4	—	2.4	2.9	—	2.9
Written credit derivatives:
Credit default swaps	1,612.3	21.1	—	21.1	41.6	—	41.6
Total return swaps/other	60.2	1.6	—	1.6	0.5	—	0.5
Gross derivative assets/liabilities		$1,452.6	$17.1	$1,469.7	$1,442.7	$8.5	$1,451.2
Less: Legally enforceable master netting agreements				(1,351.7)			(1,351.7)
Less: Cash collateral received/paid				(60.0)			(48.1)
Total derivative assets/liabilities				$57.9			$51.4

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

	December 31, 2011
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total	Trading Derivatives and Economic Hedges	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$40,473.7	$1,490.7	$15.9	$1,506.6	$1,473.0	$12.3	$1,485.3
Futures and forwards	12,105.8	2.9	0.2	3.1	3.4	—	3.4
Written options	2,534.0	—	—	—	117.8	—	117.8
Purchased options	2,467.2	120.0	—	120.0	—	—	—
Foreign exchange contracts
Swaps	2,381.6	48.3	2.6	50.9	58.9	2.2	61.1
Spot, futures and forwards	2,548.8	37.2	1.3	38.5	39.2	0.3	39.5
Written options	368.5	—	—	—	9.4	—	9.4
Purchased options	341.0	9.0	—	9.0	—	—	—
Equity contracts
Swaps	75.5	1.5	—	1.5	1.7	—	1.7
Futures and forwards	52.1	1.8	—	1.8	1.5	—	1.5
Written options	367.1	—	—	—	17.7	—	17.7
Purchased options	360.2	19.6	—	19.6	—	—	—
Commodity contracts
Swaps	73.8	4.9	0.1	5.0	5.9	—	5.9
Futures and forwards	470.5	5.3	—	5.3	3.2	—	3.2
Written options	142.3	—	—	—	9.5	—	9.5
Purchased options	141.3	9.5	—	9.5	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	1,944.8	95.8	—	95.8	13.8	—	13.8
Total return swaps/other	17.5	0.6	—	0.6	0.3	—	0.3
Written credit derivatives:
Credit default swaps	1,885.9	14.1	—	14.1	90.5	—	90.5
Total return swaps/other	17.8	0.5	—	0.5	0.7	—	0.7
Gross derivative assets/liabilities		$1,861.7	$20.1	$1,881.8	$1,846.5	$14.8	$1,861.3
Less: Legally enforceable master netting agreements				(1,749.9)			(1,749.9)
Less: Cash collateral received/paid				(58.9)			(51.9)
Total derivative assets/liabilities				$73.0			$59.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To hedge interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments including purchased options and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and Eurodollar futures as economic hedges of the fair value of mortgage servicing rights (MSRs). For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

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

Fair Value Hedges

The table below summarizes certain information related to fair value hedges for the three and nine months ended September 30, 2012 and 2011.

Derivatives Designated as Fair Value Hedges
Gains (losses)	Three Months Ended September 30			Nine Months Ended September 30
	2012			2012
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$109	$(385)	$(276)	$518	$(1,265)	$(747)
Interest rate and foreign currency risk on long-term debt (1)	(716)	647	(69)	(1,455)	1,259	(196)
Interest rate risk on AFS securities (2)	349	(309)	40	(593)	659	66
Commodity price risk on commodity inventory (3)	(24)	24	—	(10)	10	—
Total	$(282)	$(23)	$(305)	$(1,540)	$663	$(877)

	2011			2011
Interest rate risk on long-term debt (1)	$4,055	$(4,233)	$(178)	$4,494	$(4,938)	$(444)
Interest rate and foreign currency risk on long-term debt (1)	(871)	759	(112)	1,317	(1,534)	(217)
Interest rate risk on AFS securities (2)	(10,420)	9,810	(610)	(11,141)	10,356	(785)
Commodity price risk on commodity inventory (3)	16	(16)	—	32	(32)	—
Total	$(7,220)	$6,320	$(900)	$(5,298)	$3,852	$(1,446)

(1)	Amounts are recorded in interest expense on long-term debt and in other income (loss).

(2)	Amounts are recorded in interest income on AFS securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.

Cash Flow and Net Investment Hedges

The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2012 and 2011. During the next 12 months, net losses in accumulated other comprehensive income (OCI) of approximately $1.2 billion ($750 million after-tax) on derivative instruments that qualify as cash flow hedges are expected to be reclassified into earnings. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to commodity price risk reclassified from accumulated OCI are recorded in trading account profits with the underlying hedged item. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense.

Amounts related to foreign exchange risk recognized in accumulated OCI on derivatives exclude losses of $7 million related to long-term debt designated as a net investment hedge for the nine months ended September 30, 2012 compared to gains of $145 million and losses of $33 million for the three and nine months ended September 30, 2011. There were no gains or losses related to these hedges for the three months ended September 30, 2012.

Derivatives Designated as Cash Flow and Net Investment Hedges
	Three Months Ended September 30			Nine Months Ended September 30
	2012			2012
(Dollars in millions, amounts pre-tax)	Gains (losses) Recognized in Accumulated OCI on Derivatives	Gains (losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (losses) Recognized in Accumulated OCI on Derivatives	Gains (losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable rate portfolios	$21	$(260)	$—	$(32)	$(636)	$—
Commodity price risk on forecasted purchases and sales	—	3	—	—	—	—
Price risk on restricted stock awards	65	(28)	—	156	(89)	—
Total	$86	$(285)	$—	$124	$(725)	$—
Net investment hedges
Foreign exchange risk	$(1,149)	$11	$(13)	$(1,021)	$(26)	$(180)

	2011			2011
Cash flow hedges
Interest rate risk on variable rate portfolios	$(1,550)	$(464)	$26	$(2,272)	$(1,212)	$(8)
Commodity price risk on forecasted purchases and sales	5	2	2	(4)	5	—
Price risk on restricted stock awards	(204)	(75)	—	(395)	(145)	—
Total	$(1,749)	$(537)	$28	$(2,671)	$(1,352)	$(8)
Net investment hedges
Foreign exchange risk	$2,212	$(16)	$(175)	$597	$407	$(425)

(1)	Amounts related to derivatives designated as cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

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

Derivatives Accounted for as Economic Hedges

Derivatives accounted for as economic hedges, because either they did not qualify for or were not designated as accounting hedges, are used by the Corporation to reduce certain risk exposures. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2012 and 2011. These gains (losses) are largely offset by the income or expense that is recorded on the economically hedged item.

Derivatives Accounted for as Economic Hedges
Gains (losses)	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Price risk on mortgage banking production income (1, 2)	$850	$1,158	$2,240	$2,324
Market-related risk on mortgage banking servicing income (1)	822	2,678	1,970	3,063
Credit risk on loans (3)	(32)	66	(71)	38
Interest rate and foreign currency risk on long-term debt and other foreign exchange transactions (4)	(309)	(3,616)	(987)	1,604
Price risk on restricted stock awards (5)	142	(392)	392	(556)
Other	16	104	105	172
Total	$1,489	$(2)	$3,649	$6,645

(1)	Net gains on these derivatives are recorded in mortgage banking income.

(2)
Includes net gains on interest rate lock commitments related to the origination of mortgage loans that are held-for-sale, which are considered derivative instruments, of $1.0 billion and $2.4 billion for the three and nine months ended September 30, 2012 compared to $1.2 billion and $3.4 billion for the same periods in 2011.

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

Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in other income (loss) in the Corporation's Consolidated Statement of Income. Changes in the fair value of these securities are included in trading account profits. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in trading account profits. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in trading account profits as part of the initial mark to fair value. For derivatives, all revenue is included in trading account profits. In transactions where the Corporation acts as agent, which include exchange-traded futures and options, fees are recorded in other income (loss).

Gains (losses) on certain instruments, primarily loans, that the Global Markets business segment shares with Global Banking are not considered trading instruments and are excluded from sales and trading revenue in their entirety.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2012 and 2011. The difference between total trading account profits in the table below and in the Corporation's Consolidated Statement of Income represents trading activities in business segments other than Global Markets.

Sales and Trading Revenue
	Three Months Ended September 30				Nine Months Ended September 30
	2012				2012
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$67	$267	$7	$341	$522	$752	$28	$1,302
Foreign exchange risk	192	1	2	195	658	5	(35)	628
Equity risk	196	15	453	664	989	(90)	1,432	2,331
Credit risk	661	552	130	1,343	2,359	1,632	862	4,853
Other risk	120	(45)	(12)	63	453	(169)	30	314
Total sales and trading revenue	$1,236	$790	$580	$2,606	$4,981	$2,130	$2,317	$9,428

	2011				2011
Interest rate risk	$1,237	$256	$24	$1,517	$2,029	$672	$21	$2,722
Foreign exchange risk	332	2	(16)	318	825	8	(48)	785
Equity risk	280	48	628	956	1,341	77	1,854	3,272
Credit risk	(630)	636	41	47	1,365	2,044	683	4,092
Other risk	201	(62)	(8)	131	488	(126)	(16)	346
Total sales and trading revenue	$1,420	$880	$669	$2,969	$6,048	$2,675	$2,494	$11,217

(1)
Represents amounts in the investment and brokerage services and other income (loss) line items in the Consolidated Statement of Income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $425 million and $1.4 billion for the three and nine months ended September 30, 2012 and $584 million and $1.8 billion for the same periods in 2011.

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

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration are summarized at September 30, 2012 and December 31, 2011 in the table below. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying reference obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments.

Credit Derivative Instruments
	September 30, 2012
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$53	$1,423	$8,197	$4,000	$13,673
Non-investment grade	1,028	4,859	8,067	13,935	27,889
Total	1,081	6,282	16,264	17,935	41,562
Total return swaps/other:
Investment grade	42	—	—	—	42
Non-investment grade	159	71	230	18	478
Total	201	71	230	18	520
Total credit derivatives	$1,282	$6,353	$16,494	$17,953	$42,082
Credit-related notes: (1)
Investment grade	$4	$31	$324	$3,638	$3,997
Non-investment grade	161	132	144	1,745	2,182
Total credit-related notes	$165	$163	$468	$5,383	$6,179
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$252,973	$387,360	$449,827	$135,761	$1,225,921
Non-investment grade	88,386	115,839	123,365	58,752	386,342
Total	341,359	503,199	573,192	194,513	1,612,263
Total return swaps/other:
Investment grade	16,994	15	—	—	17,009
Non-investment grade	29,704	7,575	5,557	338	43,174
Total	46,698	7,590	5,557	338	60,183
Total credit derivatives	$388,057	$510,789	$578,749	$194,851	$1,672,446

	December 31, 2011
	Carrying Value
Credit default swaps:
Investment grade	$795	$5,011	$17,271	$7,325	$30,402
Non-investment grade	4,236	11,438	18,072	26,339	60,085
Total	5,031	16,449	35,343	33,664	90,487
Total return swaps/other:
Investment grade	—	—	30	1	31
Non-investment grade	522	2	33	128	685
Total	522	2	63	129	716
Total credit derivatives	$5,553	$16,451	$35,406	$33,793	$91,203
Credit-related notes: (1)
Investment grade	$—	$7	$208	$2,947	$3,162
Non-investment grade	127	85	132	1,732	2,076
Total credit-related notes	$127	$92	$340	$4,679	$5,238
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$182,137	$401,914	$477,924	$127,570	$1,189,545
Non-investment grade	133,624	228,327	186,522	147,926	696,399
Total	315,761	630,241	664,446	275,496	1,885,944
Total return swaps/other:
Investment grade	—	—	9,116	—	9,116
Non-investment grade	305	2,023	4,918	1,476	8,722
Total	305	2,023	14,034	1,476	17,838
Total credit derivatives	$316,066	$632,264	$678,480	$276,972	$1,903,782

(1)	For credit-related notes, maximum payout/notional is the same as carrying value.

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

The Corporation economically hedges its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names and terms at September 30, 2012 was $26.5 billion and $1.2 trillion compared to $48.0 billion and $1.0 trillion at December 31, 2011.

Credit-related notes in the table on page 169 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit-related Contingent Features and Collateral

The Corporation executes the majority of its derivative contracts in the over-the-counter (OTC) market with large, international financial institutions, including broker/dealers and, to a lesser degree, with a variety of non-financial companies. Substantially all of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 162, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

A majority of the Corporation’s derivative contracts contain credit risk related contingent features, primarily in the form of International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2012 and December 31, 2011, the Corporation held cash and securities collateral of $86.3 billion and $87.7 billion, and posted cash and securities collateral of $78.1 billion and $86.5 billion in the normal course of business under derivative agreements.

In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. The following discussion presents information as a result of the downgrade by Moody's Investors Service, Inc. on June 21, 2012.

At September 30, 2012, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $2.4 billion, comprised of $741 million for BANA and $1.7 billion for Merrill Lynch & Co., Inc. (Merrill Lynch) and certain of its subsidiaries.

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2012, the current liability recorded for these derivative contracts was $2.1 billion, against which the Corporation and certain subsidiaries had posted approximately $2.0 billion of collateral.

At September 30, 2012, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $2.9 billion comprised of $2.3 billion for BANA and $538 million for Merrill Lynch and certain of its subsidiaries. If the agencies had downgraded their long-term senior debt ratings for these entities by a second incremental notch, approximately $4.3 billion in additional incremental collateral comprised of $331 million for BANA and $4.0 billion for Merrill Lynch and certain of its subsidiaries, would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2012 was $4.5 billion, against which $3.8 billion of collateral has been posted. If the rating agencies had downgraded their long-term senior debt ratings for the Corporation and certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2012 was an incremental $1.9 billion, against which $1.2 billion of collateral has been posted.

Valuation Adjustments on Derivatives

The Corporation records credit risk valuation adjustments on derivatives in order to properly reflect the credit quality of the counterparties. The Corporation calculates valuation adjustments on derivatives based on a modeled expected exposure that incorporates current market risk factors. The exposure also takes into consideration credit mitigants such as enforceable master netting arrangements and collateral. CDS spread data is used to estimate the default probabilities and severities that are applied to the exposures. Where no observable credit default data is available for counterparties, the Corporation uses proxies and other market data to estimate default probabilities and severity.

Valuation adjustments on derivatives are affected by changes in market spreads, non-credit related market factors such as interest rate and currency changes that affect the expected exposure, and other factors like changes in collateral arrangements and partial payments. Credit spread changes and non-credit factors can move independently. For example, for an interest rate swap, changes in interest rates may increase the expected exposure which would increase the credit valuation adjustment (CVA). Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.

The Corporation may enter into economic hedges to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS and often hedges the other market risks in both CVA and debit valuation adjustments (DVA) primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and the Corporation may not hedge all of the market driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

During the three months ended September 30, 2012, the Corporation refined its methodology for calculating valuation adjustments on derivatives on a prospective basis. The Corporation no longer considers the probability of default for both the counterparty and the Corporation when calculating the counterparty CVA and DVA and now only considers the probability of the counterparty defaulting for CVA and the Corporation defaulting for DVA. This change in estimate increased CVA by $175 million and DVA by $171 million resulting in a net negative earnings impact of $4 million for the three and nine months ended September 30, 2012. The effect of this change in estimate is reflected in the table below.

The Valuation Adjustments on Derivatives table presents CVA gains (losses) and DVA gains (losses) for the Corporation on a gross and net of hedge basis, which are recorded in trading account profits.

Valuation Adjustments on Derivatives
	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
(Dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$525	$75	$(1,570)	$(81)	$725	$237	$(2,014)	$(698)
Derivative liabilities (DVA) (2)	(606)	(583)	1,767	1,710	(1,899)	(2,200)	1,664	1,474

(1)	At September 30, 2012 and December 31, 2011, the cumulative CVA reduced the derivative assets balance by $2.7 billion and $2.8 billion.

(2)	At September 30, 2012 and December 31, 2011, the Corporation’s cumulative DVA reduced the derivative liabilities balance by $1.1 billion and $2.4 billion.

NOTE 4 – Securities

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of debt and marketable equity securities at September 30, 2012 and December 31, 2011.

	September 30, 2012
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury and agency securities	$24,794	$236	$(235)	$24,795
Mortgage-backed securities:
Agency	196,976	7,091	(24)	204,043
Agency collateralized mortgage obligations	38,863	1,412	(128)	40,147
Non-agency residential (1)	9,772	377	(147)	10,002
Non-agency commercial	3,733	394	—	4,127
Non-U.S. securities	5,709	50	(11)	5,748
Corporate bonds	2,018	83	(18)	2,083
Other taxable securities, substantially all asset-backed securities	12,128	85	(16)	12,197
Total taxable securities	293,993	9,728	(579)	303,142
Tax-exempt securities	2,840	17	(50)	2,807
Total available-for-sale debt securities	296,833	9,745	(629)	305,949
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	39,898	1,230	—	41,128
Total debt securities	$336,731	$10,975	$(629)	$347,077
Available-for-sale marketable equity securities (2)	$783	$526	$(5)	$1,304

	December 31, 2011
Available-for-sale debt securities
U.S. Treasury and agency securities	$43,433	$242	$(811)	$42,864
Mortgage-backed securities:
Agency	138,073	4,511	(21)	142,563
Agency collateralized mortgage obligations	44,392	774	(167)	44,999
Non-agency residential (1)	14,948	301	(482)	14,767
Non-agency commercial	4,894	629	(1)	5,522
Non-U.S. securities	4,872	62	(14)	4,920
Corporate bonds	2,993	79	(37)	3,035
Other taxable securities, substantially all asset-backed securities	12,889	49	(60)	12,878
Total taxable securities	266,494	6,647	(1,593)	271,548
Tax-exempt securities	4,678	15	(90)	4,603
Total available-for-sale debt securities	271,172	6,662	(1,683)	276,151
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	35,265	181	(4)	35,442
Total debt securities	$306,437	$6,843	$(1,687)	$311,593
Available-for-sale marketable equity securities (2)	$65	$10	$(7)	$68

(1)
At September 30, 2012, includes approximately 91 percent prime, six percent Alt-A, and three percent subprime. At December 31, 2011, includes approximately 89 percent prime, nine percent Alt-A and two percent subprime.

(2)	Classified in other assets on the Corporation’s Consolidated Balance Sheet.

At September 30, 2012, the accumulated net unrealized gains on available-for-sale (AFS) debt securities included in accumulated OCI were $5.7 billion, net of the related income tax expense of $3.4 billion. At September 30, 2012 and December 31, 2011, the Corporation had nonperforming AFS debt securities of $98 million and $140 million.

The Corporation recorded other-than-temporary impairment (OTTI) losses on AFS debt securities for the three and nine months ended September 30, 2012 and 2011 as presented in the table below. A debt security is impaired when its fair value is less than its amortized cost. If the Corporation intends or will more-likely-than-not be required to sell the debt securities prior to recovery, the entire impairment loss is recorded in the Corporation's Consolidated Statement of Income. For debt securities the Corporation does not intend or will not more-likely-than-not be required to sell, an analysis is performed to determine if any of the impairment is due to credit or whether it is due to other factors (e.g., interest rate). Credit losses are considered unrecoverable and are recorded in the Corporation's Consolidated Statement of Income with the remaining unrealized losses recorded in accumulated OCI. In certain instances, the credit loss on a debt security may exceed the total impairment, in which case, the portion of the credit loss that exceeds the total impairment is recorded as an unrealized gain in accumulated OCI. Balances in the table below exclude $1 million and $4 million for the three and nine months ended September 30, 2012 of unrealized gains recorded in accumulated OCI related to these securities compared to $2 million and $6 million for the same periods in 2011.

Net Impairment Losses Recognized in Earnings
	Three Months Ended September 30, 2012
(Dollars in millions)	Non-agency Residential MBS	Non-agency Commercial MBS	Other Taxable Securities	Total
Total OTTI losses (unrealized and realized)	$(9)	$—	$—	$(9)
Unrealized OTTI losses recognized in accumulated OCI	3	—	—	3
Net impairment losses recognized in earnings	$(6)	$—	$—	$(6)

	Three Months Ended September 30, 2011
Total OTTI losses (unrealized and realized)	$(114)	$—	$—	$(114)
Unrealized OTTI losses recognized in accumulated OCI	29	—	—	29
Net impairment losses recognized in earnings	$(85)	$—	$—	$(85)

	Nine Months Ended September 30, 2012
Total OTTI losses (unrealized and realized)	$(64)	$(6)	$—	$(70)
Unrealized OTTI losses recognized in accumulated OCI	18	—	—	18
Net impairment losses recognized in earnings	$(46)	$(6)	$—	$(52)

	Nine Months Ended September 30, 2011
Total OTTI losses (unrealized and realized)	$(269)	$—	$(2)	$(271)
Unrealized OTTI losses recognized in accumulated OCI	53	—	—	53
Net impairment losses recognized in earnings	$(216)	$—	$(2)	$(218)

The Corporation's net impairment losses recognized in earnings consist of write-downs to fair value on AFS securities the Corporation has the intent to sell or will more-likely-than-not be required to sell and credit losses recognized on AFS securities the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell. The table below presents a rollforward of the credit losses recognized in earnings on AFS debt securities for the three and nine months ended September 30, 2012 and 2011 on securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of Credit Losses Recognized
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Balance, beginning of period	$246	$930	$310	$2,148
Additions for credit losses recognized on debt securities that had no previous impairment losses	—	1	6	50
Additions for credit losses recognized on debt securities that had previously incurred impairment losses	6	12	46	96
Reductions for debt securities sold or intended to be sold	(8)	(672)	(118)	(2,023)
Balance, September 30	$244	$271	$244	$271

The Corporation estimates the portion of a security's loss attributable to credit using a discounted cash flow model and estimates the expected cash flows of the underlying collateral using internal credit, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Assumptions used for the underlying loans that support the mortgage-backed securities (MBS) can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographic location of the borrower, borrower characteristics and collateral type. Based on these assumptions, the Corporation then determines how the underlying collateral cash flows will be distributed to each MBS issued from the applicable special purpose entity. Expected principal and interest cash flows on an impaired AFS debt security are discounted using the effective yield of each individual impaired AFS debt security.

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at September 30, 2012.

Significant Assumptions
		Range (1)
	Weighted-average	10th Percentile (2)	90th Percentile (2)
Annual prepayment speed	10.5%	3.0%	24.7%
Loss severity	55.4	27.9	69.9
Life default rate	56.9	3.6	98.2

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.

Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using FICO scores and geographic concentrations. The weighted-average severity by collateral type was 49.5 percent for prime, 55.0 percent for Alt-A and 67.9 percent for subprime at September 30, 2012. Additionally, default rates are projected by considering collateral characteristics including, but not limited to LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 41.7 percent for prime, 67.8 percent for Alt-A and 61.0 percent for subprime at September 30, 2012.

The table below presents the fair value and the associated gross unrealized losses on AFS securities with gross unrealized losses at September 30, 2012 and December 31, 2011, and whether these securities have had gross unrealized losses for less than twelve months or for twelve months or longer.

Temporarily Impaired and Other-than-temporarily Impaired Securities
	September 30, 2012
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired available-for-sale debt securities
U.S. Treasury and agency securities	$6,262	$(11)	$15,155	$(224)	$21,417	$(235)
Mortgage-backed securities:
Agency	4,361	(18)	849	(6)	5,210	(24)
Agency collateralized mortgage obligations	4,952	(20)	6,209	(108)	11,161	(128)
Non-agency residential	822	(17)	1,735	(124)	2,557	(141)
Non-U.S. securities	743	(2)	569	(9)	1,312	(11)
Corporate bonds	188	(9)	101	(9)	289	(18)
Other taxable securities	3,396	(2)	1,961	(14)	5,357	(16)
Total taxable securities	20,724	(79)	26,579	(494)	47,303	(573)
Tax-exempt securities	280	(8)	1,181	(42)	1,461	(50)
Total temporarily impaired available-for-sale debt securities	21,004	(87)	27,760	(536)	48,764	(623)
Temporarily impaired available-for-sale marketable equity securities	—	—	7	(5)	7	(5)
Total temporarily impaired available-for-sale securities	21,004	(87)	27,767	(541)	48,771	(628)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	39	(1)	88	(5)	127	(6)
Total temporarily impaired and other-than-temporarily impaired available-for-sale securities (2)	$21,043	$(88)	$27,855	$(546)	$48,898	$(634)

	December 31, 2011
Temporarily impaired available-for-sale debt securities
U.S. Treasury and agency securities	$—	$—	$38,269	$(811)	$38,269	$(811)
Mortgage-backed securities:
Agency	4,679	(13)	474	(8)	5,153	(21)
Agency collateralized mortgage obligations	11,448	(134)	976	(33)	12,424	(167)
Non-agency residential	2,112	(59)	3,950	(350)	6,062	(409)
Non-agency commercial	55	(1)	—	—	55	(1)
Non-U.S. securities	1,008	(13)	165	(1)	1,173	(14)
Corporate bonds	415	(29)	111	(8)	526	(37)
Other taxable securities	4,210	(41)	1,361	(19)	5,571	(60)
Total taxable securities	23,927	(290)	45,306	(1,230)	69,233	(1,520)
Tax-exempt securities	1,117	(25)	2,754	(65)	3,871	(90)
Total temporarily impaired available-for-sale debt securities	25,044	(315)	48,060	(1,295)	73,104	(1,610)
Temporarily impaired available-for-sale marketable equity securities	31	(1)	6	(6)	37	(7)
Total temporarily impaired available-for-sale securities	25,075	(316)	48,066	(1,301)	73,141	(1,617)
Other-than-temporarily impaired available-for-sale debt securities (1)
Non-agency residential mortgage-backed securities	158	(28)	489	(45)	647	(73)
Total temporarily impaired and other-than-temporarily impaired available-for-sale securities (2)	$25,233	$(344)	$48,555	$(1,346)	$73,788	$(1,690)

(1)	Includes other-than-temporarily impaired AFS debt securities on which OTTI loss remains in OCI.

(2)
At September 30, 2012, the amortized cost of approximately 2,300 AFS securities exceeded their fair value by $634 million. At December 31, 2011, the amortized cost of approximately 3,800 AFS securities exceeded their fair value by $1.7 billion.

The amortized cost and fair value of the Corporation’s investment in AFS and HTM debt securities from Fannie Mae (FNMA), the Government National Mortgage Association (GNMA), Freddie Mac (FHLMC) and U.S. Treasury securities where the investment exceeded 10 percent of consolidated shareholders’ equity at September 30, 2012 and December 31, 2011 are presented in the table below.

Selected Securities Exceeding 10 Percent of Shareholders' Equity
	September 30, 2012		December 31, 2011
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fannie Mae	$131,755	$135,416	$87,898	$89,243
Government National Mortgage Association	118,851	122,753	102,960	106,200
Freddie Mac	24,936	25,724	26,617	27,129
U.S. Treasury securities	24,387	24,388	39,946	39,164

The expected maturity distribution of the Corporation’s MBS and the contractual maturity distribution of the Corporation’s other AFS debt securities, and the yields on the Corporation’s AFS debt securities portfolio at September 30, 2012 are summarized in the table below. Actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

Debt Securities Maturities
	September 30, 2012
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of AFS debt securities
U.S. Treasury and agency securities	$539	0.12%	$619	1.00%	$2,094	5.00%	$21,542	2.60%	$24,794	2.80%
Mortgage-backed securities:
Agency	11	4.60	66,676	2.90	121,332	2.90	8,957	2.70	196,976	2.90
Agency-collateralized mortgage obligations	100	1.10	14,549	1.30	24,197	2.70	17	1.00	38,863	2.20
Non-agency residential	909	4.30	5,351	4.20	2,883	4.00	629	5.40	9,772	4.20
Non-agency commercial	270	5.60	3,429	5.80	15	4.20	19	5.20	3,733	4.10
Non-U.S. securities	3,922	0.77	1,626	6.10	161	2.10	—	—	5,709	2.07
Corporate bonds	545	1.80	1,028	1.80	327	4.80	118	0.90	2,018	1.80
Other taxable securities	2,924	1.10	5,644	1.60	2,289	1.20	1,271	1.20	12,128	1.40
Total taxable securities	9,220	1.22	98,922	2.79	153,298	2.90	32,553	2.62	293,993	2.77
Tax-exempt securities	145	0.50	944	1.60	832	2.50	919	0.30	2,840	1.39
Total amortized cost of AFS debt securities	$9,365	1.21	$99,866	2.78	$154,130	2.89	$33,472	2.56	$296,833	2.76
Total amortized cost of held-to-maturity debt securities (2)	$6	5.00%	$8,853	2.30%	$27,103	2.70%	$3,936	2.90%	$39,898	2.60%

Fair value of AFS debt securities
U.S. Treasury and agency securities	$540		$645		$2,303		$21,307		$24,795
Mortgage-backed securities:
Agency	11		68,754		126,145		9,133		204,043
Agency-collateralized mortgage obligations	101		14,549		25,480		17		40,147
Non-agency residential	909		5,476		2,938		679		10,002
Non-agency commercial	280		3,809		18		20		4,127
Non-U.S. securities	3,914		1,669		165		—		5,748
Corporate bonds	548		1,058		369		108		2,083
Other taxable securities	2,928		5,699		2,303		1,267		12,197
Total taxable securities	9,231		101,659		159,721		32,531		303,142
Tax-exempt securities	148		941		835		883		2,807
Total fair value of AFS debt securities	$9,379		$102,600		$160,556		$33,414		$305,949
Total fair value of held-to-maturity debt securities (2)	$6		$9,102		$28,054		$3,966		$41,128

(1)
Average yield is computed using the effective yield of each security at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and excludes the effect of related hedging derivatives.

(2)	Substantially all U.S. agency mortgage-backed securities.

The gross realized gains and losses on sales of debt securities for the three and nine months ended September 30, 2012 and 2011 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Gross gains	$361	$745	$1,957	$2,200
Gross losses	(22)	(8)	(466)	(18)
Net gains on sales of debt securities	$339	$737	$1,491	$2,182
Income tax expense attributable to realized net gains on sales of debt securities	$125	$273	$552	$807

Certain Corporate and Strategic Investments

At September 30, 2012 and December 31, 2011, the Corporation owned 2.0 billion shares representing approximately one percent of China Construction Bank Corporation (CCB). Sales restrictions on these shares continue until August 2013. In the three months ended September 30, 2012, because the sales restrictions on these shares will expire within one year, these securities were accounted for as AFS marketable equity securities and are carried at fair value with the after-tax unrealized gain reflected in accumulated OCI. The carrying value of the investment at September 30, 2012 and December 31, 2011 was $1.2 billion and $716 million, the cost basis was $716 million for both periods and the fair value was $1.2 billion and $1.4 billion. There is a strategic assistance agreement between the Corporation and CCB, which includes cooperation in specific business areas.

The Corporation's 49 percent investment in a merchant services joint venture had a carrying value of $3.3 billion and $3.4 billion at September 30, 2012 and December 31, 2011.

NOTE 5 – Outstanding Loans and Leases

The following tables present total outstanding loans and leases and an aging analysis at September 30, 2012 and December 31, 2011.

	September 30, 2012
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,234	$761	$4,875	$7,870	$163,603			$171,473
Home equity	284	152	544	980	61,548			62,528
Legacy Assets & Servicing portfolio
Residential mortgage	2,920	1,615	28,495	33,030	33,501	$9,336		75,867
Home equity	649	357	1,488	2,494	37,529	9,709		49,732
Discontinued real estate (6)	57	22	275	354	719	8,803		9,876
Credit card and other consumer
U.S. credit card	798	585	1,471	2,854	90,308			93,162
Non-U.S. credit card	114	90	224	428	12,892			13,320
Direct/Indirect consumer (7)	559	267	604	1,430	80,974			82,404
Other consumer (8)	52	20	2	74	2,640			2,714
Total consumer loans	7,667	3,869	37,978	49,514	483,714	27,848		561,076
Consumer loans accounted for under the fair value option (9)							$1,202	1,202
Total consumer	7,667	3,869	37,978	49,514	483,714	27,848	1,202	562,278
Commercial
U.S. commercial	159	170	708	1,037	191,726			192,763
Commercial real estate (10)	92	95	1,135	1,322	36,257			37,579
Commercial lease financing	28	20	30	78	22,777			22,855
Non-U.S. commercial	2	—	—	2	58,501			58,503
U.S. small business commercial	93	81	191	365	12,256			12,621
Total commercial loans	374	366	2,064	2,804	321,517			324,321
Commercial loans accounted for under the fair value option (9)							6,436	6,436
Total commercial	374	366	2,064	2,804	321,517		6,436	330,757
Total loans and leases	$8,041	$4,235	$40,042	$52,318	$805,231	$27,848	$7,638	$893,035
Percentage of outstandings	0.90%	0.47%	4.48%	5.85%	90.17%	3.12%	0.86%

(1)
Home loans 30-59 days past due includes $2.2 billion of fully-insured loans and $642 million of nonperforming loans. Home loans 60-89 days past due includes $1.1 billion of fully-insured loans and $505 million of nonperforming loans.

(2)	Home loans includes $21.8 billion of fully-insured loans.

(3)	Home loans includes $5.1 billion of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgages of $94 million.

(6)	Total outstandings includes $8.8 billion of pay option loans and $1.1 billion of subprime loans. The Corporation no longer originates these products.

(7)
Total outstandings includes dealer financial services loans of $36.0 billion, consumer lending loans of $5.6 billion, U.S. securities-based lending margin loans of $26.7 billion, student loans of $5.0 billion, non-U.S. consumer loans of $7.9 billion and other consumer loans of $1.2 billion.

(8)	Total outstandings includes consumer finance loans of $1.5 billion, other non-U.S. consumer loans of $1.1 billion and consumer overdrafts of $152 million.

(9)
Consumer loans accounted for under the fair value option were residential mortgage loans of $160 million and discontinued real estate loans of $1.0 billion. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.0 billion and non-U.S. commercial loans of $4.4 billion. For addition information, see Note 15 – Fair Value Measurements and Note 16 – Fair Value Option.

(10)	Total outstandings includes U.S. commercial real estate loans of $36.0 billion and non-U.S. commercial real estate loans of $1.6 billion.

	December 31, 2011
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit - impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Home loans
Core portfolio
Residential mortgage (5)	$2,151	$751	$3,017	$5,919	$172,418			$178,337
Home equity	260	155	429	844	66,211			67,055
Legacy Assets & Servicing portfolio
Residential mortgage	3,195	2,174	32,167	37,536	36,451	$9,966		83,953
Home equity	845	508	1,735	3,088	42,578	11,978		57,644
Discontinued real estate (6)	65	24	351	440	798	9,857		11,095
Credit card and other consumer
U.S. credit card	981	772	2,070	3,823	98,468			102,291
Non-U.S. credit card	148	120	342	610	13,808			14,418
Direct/Indirect consumer (7)	805	338	779	1,922	87,791			89,713
Other consumer (8)	55	21	17	93	2,595			2,688
Total consumer loans	8,505	4,863	40,907	54,275	521,118	31,801		607,194
Consumer loans accounted for under the fair value option (9)							$2,190	2,190
Total consumer	8,505	4,863	40,907	54,275	521,118	31,801	2,190	609,384
Commercial
U.S. commercial	352	166	866	1,384	178,564			179,948
Commercial real estate (10)	288	118	1,860	2,266	37,330			39,596
Commercial lease financing	78	15	22	115	21,874			21,989
Non-U.S. commercial	24	—	—	24	55,394			55,418
U.S. small business commercial	150	106	272	528	12,723			13,251
Total commercial loans	892	405	3,020	4,317	305,885			310,202
Commercial loans accounted for under the fair value option (9)							6,614	6,614
Total commercial	892	405	3,020	4,317	305,885		6,614	316,816
Total loans and leases	$9,397	$5,268	$43,927	$58,592	$827,003	$31,801	$8,804	$926,200
Percentage of outstandings	1.02%	0.57%	4.74%	6.33%	89.29%	3.43%	0.95%

(1)
Home loans 30-59 days past due includes $2.2 billion of fully-insured loans and $372 million of nonperforming loans. Home loans 60-89 days past due includes $1.4 billion of fully-insured loans and $398 million of nonperforming loans.

(2)	Home loans includes $21.2 billion of fully-insured loans.

(3)	Home loans includes $1.8 billion of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes non-U.S. residential mortgages of $85 million.

(6)	Total outstandings includes $9.9 billion of pay option loans and $1.2 billion of subprime loans. The Corporation no longer originates these products.

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

The Corporation mitigates a portion of its credit risk on the residential mortgage portfolio through the use of synthetic securitization vehicles. These vehicles issue long-term notes to investors, the proceeds of which are held as cash collateral. The Corporation pays a premium to the vehicles to purchase mezzanine loss protection on a portfolio of residential mortgages owned by the Corporation. Cash held in the vehicles is used to reimburse the Corporation in the event that losses on the mortgage portfolio exceed 10 basis points (bps) of the original pool balance, up to the remaining amount of purchased loss protection of $565 million and $783 million at September 30, 2012 and December 31, 2011. The vehicles from which the Corporation purchases credit protection are VIEs. The Corporation does not have a variable interest in these vehicles, and accordingly, these vehicles are not consolidated by the Corporation. Amounts due from the vehicles are recorded in other income (loss) when the Corporation recognizes a reimbursable loss, as described above. Amounts are collected when reimbursable losses are realized through the sale of the underlying collateral. At September 30, 2012 and December 31, 2011, the Corporation had a receivable of $328 million and $359 million from these vehicles for reimbursement of losses, and principal of $19.1 billion and $23.9 billion of residential mortgage loans was referenced under these agreements. The Corporation records an allowance for credit losses on these loans without regard to the existence of the purchased loss protection as the protection does not represent a guarantee of individual loans.

In addition, the Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $25.3 billion and $24.4 billion at September 30, 2012 and December 31, 2011, providing full protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans. For additional information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees.

Nonperforming Loans and Leases

During the first quarter of 2012, the bank regulatory agencies jointly issued interagency supervisory guidance on nonaccrual status for junior-lien consumer real estate loans. In accordance with this regulatory interagency guidance, the Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing, and as a result, the Corporation reclassified $1.9 billion of performing home equity loans to nonperforming as of March 31, 2012, and $1.4 billion was included in nonperforming loans at September 30, 2012. The regulatory interagency guidance had no impact on the Corporation's allowance for loan and lease losses or provision for credit losses as the delinquency status of the underlying first-lien loans was already considered in the Corporation's reserving process.

During the third quarter of 2012, new regulatory guidance was issued addressing certain consumer real estate loans that have been discharged in Chapter 7 bankruptcy. In accordance with this new guidance, the Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. Previously, such loans were classified as TDRs only if there had been a change in contractual payment terms that represented a concession to the borrower. The net impact to the consumer real estate portfolio of adopting this new regulatory guidance was $1.1 billion in net new nonperforming loans of which $954 million, or 91 percent, were current on their contractual payments. Of these contractually current nonperforming loans, more than 70 percent were discharged from Chapter 7 bankruptcy more than 12 months ago, and nearly 40 percent were discharged 24 months or more. As subsequent cash payments are received, the interest component of the payments will be recorded as interest income on a cash basis and the principal component will be recorded as a reduction in the carrying value of the loan.

The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs and loans accruing past due 90 days or more at September 30, 2012 and December 31, 2011. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for further information on the criteria for classification as nonperforming.

Credit Quality
	Nonperforming Loans and Leases (1)		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Home loans
Core portfolio
Residential mortgage (2)	$3,090	$2,414	$2,581	$883
Home equity	1,198	439	—	—
Legacy Assets & Servicing portfolio
Residential mortgage (2)	12,085	13,556	19,236	20,281
Home equity	3,077	2,014	—	—
Discontinued real estate	266	290	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	1,471	2,070
Non-U.S. credit card	n/a	n/a	224	342
Direct/Indirect consumer	36	40	575	746
Other consumer	1	15	1	2
Total consumer	19,753	18,768	24,088	24,324
Commercial
U.S. commercial	1,609	2,174	77	75
Commercial real estate	2,028	3,880	9	7
Commercial lease financing	33	26	18	14
Non-U.S. commercial	139	143	—	—
U.S. small business commercial	139	114	127	216
Total commercial	3,948	6,337	231	312
Total consumer and commercial	$23,701	$25,105	$24,319	$24,636

(1)	Nonperforming loan balances do not include nonaccruing TDRs removed from the PCI portfolio prior to January 1, 2010 of $540 million and $477 million at September 30, 2012 and December 31, 2011.

(2)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2012 and December 31, 2011, residential mortgage includes $17.1 billion and $17.0 billion of loans on which interest has been curtailed by the Federal Housing Administration, and therefore are no longer accruing interest, although principal is still insured, and $4.7 billion and $4.2 billion of loans on which interest is still accruing.

n/a = not applicable

Credit Quality Indicators

The Corporation monitors credit quality within its Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Within the Home Loans portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, refreshed quarterly. FICO scores measure the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.

The following tables present certain credit quality indicators for the Corporation’s Home Loans, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2012 and December 31, 2011.

Home Loans - Credit Quality Indicators (1)
	September 30, 2012
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Assets & Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$78,428	$18,289	$3,524	$43,872	$15,648	$2,194	$743	$5,062
Greater than 90 percent but less than 100 percent	9,782	5,344	1,456	6,371	4,490	909	116	1,163
Greater than 100 percent	15,047	19,477	4,356	12,285	19,885	6,606	214	2,578
Fully-insured loans (4)	68,216	23,421	—	—	—	—	—	—
Total home loans	$171,473	$66,531	$9,336	$62,528	$40,023	$9,709	$1,073	$8,803

Refreshed FICO score
Less than 620	$6,955	$13,594	$3,642	$2,668	$5,627	$2,822	$446	$5,560
Greater than or equal to 620 and less than 680	8,478	6,264	1,390	4,558	6,027	1,642	159	1,277
Greater than or equal to 680 and less than 740	24,409	8,935	1,946	12,859	10,663	2,302	220	1,086
Greater than or equal to 740	63,415	14,317	2,358	42,443	17,706	2,943	248	880
Fully-insured loans (4)	68,216	23,421	—	—	—	—	—	—
Total home loans	$171,473	$66,531	$9,336	$62,528	$40,023	$9,709	$1,073	$8,803

(1)	Excludes $1.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer - Credit Quality Indicators
	September 30, 2012
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$6,302	$—	$2,157	$697
Greater than or equal to 620 and less than 680	13,977	—	3,623	315
Greater than or equal to 680 and less than 740	36,894	—	9,944	239
Greater than or equal to 740	35,989	—	25,248	222
Other internal credit metrics (2, 3, 4)	—	13,320	41,432	1,241
Total credit card and other consumer	$93,162	$13,320	$82,404	$2,714

(1)	94 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $34.6 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $5.0 billion of loans the Corporation no longer originates.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At September 30, 2012, 97 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and two percent was 90 days or more past due.

Commercial - Credit Quality Indicators (1)
	September 30, 2012
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$184,844	$32,819	$21,869	$56,992	$2,020
Reservable criticized	7,919	4,760	986	1,511	441
Refreshed FICO score (3)
Less than 620					417
Greater than or equal to 620 and less than 680					580
Greater than or equal to 680 and less than 740					1,574
Greater than or equal to 740					2,544
Other internal credit metrics (3, 4)					5,045
Total commercial	$192,763	$37,579	$22,855	$58,503	$12,621

(1)	Excludes $6.4 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $372 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At September 30, 2012, 98 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics include delinquency status, application scores, geography or other factors.

Home Loans - Credit Quality Indicators (1)
	December 31, 2011
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Legacy Assets & Servicing Residential Mortgage (2)	Countrywide Residential Mortgage PCI	Core Portfolio Home Equity (2)	Legacy Assets & Servicing Home Equity (2)	Countrywide Home Equity PCI	Legacy Assets & Servicing Discontinued Real Estate (2)	Countrywide Discontinued Real Estate PCI
Refreshed LTV (3)
Less than 90 percent	$80,032	$20,450	$3,821	$46,646	$17,354	$2,253	$895	$5,953
Greater than 90 percent but less than 100 percent	11,838	5,847	1,468	6,988	4,995	1,077	122	1,191
Greater than 100 percent	17,673	22,630	4,677	13,421	23,317	8,648	221	2,713
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—	—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	$9,857

Refreshed FICO score (5)
Less than 620	$7,020	$17,337	$3,924	$2,843	$7,293	$4,140	$548	$6,275
Greater than or equal to 620 and less than 680	9,331	6,537	1,381	4,704	6,866	1,969	175	1,279
Greater than or equal to 680 and less than 740	26,569	9,439	2,036	13,561	11,798	2,538	228	1,223
Greater than or equal to 740	66,623	15,614	2,625	45,947	19,709	3,331	287	1,080
Fully-insured loans (4)	68,794	25,060	—	—	—	—	—	—
Total home loans	$178,337	$73,987	$9,966	$67,055	$45,666	$11,978	$1,238	$9,857

(1)	Excludes $2.2 billion of loans accounted for under the fair value option.

(2)	Excludes Countrywide PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value gross of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

(5)
During the first quarter of 2012, refreshed home equity FICO metrics reflected an updated scoring model that is more representative of the credit risk of the Corporation's borrowers. Prior periods were adjusted to reflect these updates.

Credit Card and Other Consumer - Credit Quality Indicators
	December 31, 2011
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$8,172	$—	$3,325	$802
Greater than or equal to 620 and less than 680	15,474	—	4,665	348
Greater than or equal to 680 and less than 740	39,525	—	12,351	262
Greater than or equal to 740	39,120	—	29,965	244
Other internal credit metrics (2, 3, 4)	—	14,418	39,407	1,032
Total credit card and other consumer	$102,291	$14,418	$89,713	$2,688

(1)	96 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics include delinquency status, geography or other factors.

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

Commercial - Credit Quality Indicators (1)
	December 31, 2011
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$169,599	$28,602	$20,850	$53,945	$2,392
Reservable criticized	10,349	10,994	1,139	1,473	836
Refreshed FICO score (3)
Less than 620					562
Greater than or equal to 620 and less than 680					624
Greater than or equal to 680 and less than 740					1,612
Greater than or equal to 740					2,438
Other internal credit metrics (3, 4)					4,787
Total commercial	$179,948	$39,596	$21,989	$55,418	$13,251

(1)	Excludes $6.6 billion of loans accounted for under the fair value option.

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

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, all TDRs, and the renegotiated credit card and other consumer TDR portfolio (the renegotiated credit card and other consumer TDR portfolio, collectively referred to as the renegotiated TDR portfolio). Loans whose contractual terms have been modified in a TDR are typically placed on nonaccrual status and reported as nonperforming until the loans have performed for an adequate period of time under the restructured agreement, generally six months. However, if a borrower demonstrates performance under the previous terms and the underwriting process shows capacity to continue to perform under the modified terms, a loan may remain on accrual status. A loan modified in a TDR that is on accrual status continues to be measured for impairment as a TDR but is removed from TDR disclosures in the calendar year after restructuring if it bore a market rate of interest at the time of modification. A loan that had previously been modified in a TDR and is subsequently refinanced under current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. Purchased credit-impaired (PCI) loans are excluded and reported separately on page 196.

Home Loans

Impaired home loans within the Home Loans portfolio segment consist entirely of TDRs. Excluding PCI loans, substantially all modifications of home loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of home loans are done in accordance with the government's Making Home Affordable Program (modifications under government programs) or the Corporation's proprietary programs (modifications under proprietary programs). These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof. In the second quarter of 2012, the Corporation implemented a borrower assistance program that provides forgiveness of principal balances in connection with the settlement agreement among the Corporation and certain of its affiliates and subsidiaries, together with the U.S. Department of Justice, the U.S. Department of Housing and Urban Development (HUD) and other federal agencies and 49 state Attorneys General concerning the terms of a global settlement resolving investigations into certain origination, servicing and foreclosure practices (National Mortgage Settlement).

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers under both government and proprietary programs, including the borrower assistance program pursuant to the National Mortgage Settlement. Trial modifications generally represent a three- to four-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, the Corporation and the borrower enter into a permanent modification. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification.

During the third quarter of 2012, new regulatory guidance was issued addressing certain home loans that have been discharged in Chapter 7 bankruptcy. For more information, see Nonperforming Loans and Leases in this Note. As a result of the new regulatory guidance, the Corporation recognized an additional $3.5 billion of TDRs at September 30, 2012, including $1.1 billion of loans that are current or less than 60 days past due. Of the $3.5 billion of TDRs, approximately 20 percent, 34 percent and 46 percent had been discharged in Chapter 7 bankruptcy in 2012, 2011 and prior years, respectively.

In accordance with applicable accounting guidance, a home loan, excluding PCI loans which are reported separately, is not classified as impaired unless it is a TDR. Once such a loan has been designated as a TDR, it is then individually assessed for impairment. Home loan TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan’s original effective interest rate, as discussed in the paragraph below. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, home loan TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification or as a result of being discharged in Chapter 7 bankruptcy) are measured based on the estimated fair value of the collateral and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Home loans that reached 180 days past due prior to modification were charged off to their net realizable value before they were modified as TDRs in accordance with established policy. Therefore, modifications of home loans that are 180 or more days past due as TDRs do not have an impact on the allowance for loan and lease losses nor are additional charge-offs required at the time of modification. Subsequent declines in the fair value of the collateral after a loan has reached 180 days past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for loan and lease losses on the outstanding principal balance, even after such loans have been modified in a TDR.

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

At September 30, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a home loan TDR were immaterial. Home loan foreclosed properties totaled $799 million and $2.0 billion at September 30, 2012 and December 31, 2011.

The table below presents impaired loans in the Corporation’s Home Loans portfolio segment at September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011 and includes primarily loans managed by Legacy Assets & Servicing within Consumer Real Estate Services (CRES). Certain impaired home loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value.

Impaired Loans - Home Loans
			September 30, 2012			December 31, 2011
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage			$18,243	$13,863	n/a	$10,907	$8,168	n/a
Home equity			3,119	1,151	n/a	1,747	479	n/a
Discontinued real estate			468	261	n/a	421	240	n/a
With an allowance recorded
Residential mortgage			$12,202	$11,156	$1,203	$12,296	$11,119	$1,295
Home equity			1,257	1,024	464	1,551	1,297	622
Discontinued real estate			161	121	22	213	159	29
Total
Residential mortgage			$30,445	$25,019	$1,203	$23,203	$19,287	$1,295
Home equity			4,376	2,175	464	3,298	1,776	622
Discontinued real estate			629	382	22	634	399	29

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$11,364	$86	$6,280	$54	$9,501	$233	$5,778	$170
Home equity	819	13	407	6	603	32	437	16
Discontinued real estate	242	2	210	2	233	6	218	6
With an allowance recorded
Residential mortgage	$11,303	$96	$9,547	$88	$11,217	$300	$9,042	$235
Home equity	1,095	12	1,384	9	1,186	34	1,375	24
Discontinued real estate	132	1	101	2	144	5	150	5
Total
Residential mortgage	$22,667	$182	$15,827	$142	$20,718	$533	$14,820	$405
Home equity	1,914	25	1,791	15	1,789	66	1,812	40
Discontinued real estate	374	3	311	4	377	11	368	11

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

The table below presents the September 30, 2012 and 2011 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of home loans that were modified in TDRs during the three and nine months ended September 30, 2012 and 2011, and net charge-offs that were recorded during the period in which the modification occurred. The following Home Loans portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. These TDRs are managed by Legacy Assets & Servicing within CRES.

Home Loans - TDRs Entered into During the Three Months Ended September 30, 2012 and 2011 (1)
	September 30, 2012				Three Months Ended September 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
Residential mortgage	$7,731	$6,201	5.67%	4.31%	$123
Home equity	1,570	689	4.69	4.54	479
Discontinued real estate	92	49	5.30	3.90	6
Total	$9,393	$6,939	5.51	4.34	$608

	September 30, 2011				Three Months Ended September 30, 2011
Residential mortgage	$2,792	$2,409	5.82%	4.95%	$54
Home equity	261	144	6.44	5.41	60
Discontinued real estate	37	25	7.25	6.05	2
Total	$3,090	$2,578	5.89	5.00	$116

Home Loans - TDRs Entered into During the Nine Months Ended September 30, 2012 and 2011 (1)
	September 30, 2012				Nine Months Ended September 30, 2012
Residential mortgage	$9,962	$8,123	5.62%	4.29%	$267
Home equity	1,759	785	4.69	4.32	577
Discontinued real estate	102	56	5.46	4.08	10
Total	$11,823	$8,964	5.48	4.30	$854

	September 30, 2011				Nine Months Ended September 30, 2011
Residential mortgage	$10,154	$8,826	5.89%	4.88%	$200
Home equity	907	489	6.54	4.80	227
Discontinued real estate	119	75	6.64	4.73	7
Total	$11,180	$9,390	5.96	4.87	$434

(1)
TDRs entered into during the three and nine months ended September 30, 2012 include principal forgiveness as follows: residential mortgage modifications of $283 million and $447 million, home equity mortgage modifications of $2 million and $5 million and discontinued real estate modifications of $11 million and $15 million.

The following table presents the September 30, 2012 and 2011 carrying value for home loans that were modified in a TDR during the three and nine months ended September 30, 2012 and 2011 by type of modification.

Home Loans - Modification Programs
	TDRs Entered into During the Three Months Ended September 30, 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$81	$21	$2	$104
Principal and/or interest forbearance	19	11	1	31
Other modifications (1)	2	—	—	2
Total modifications under government programs	102	32	3	137

Modifications under proprietary programs
Contractual interest rate reduction	1,150	15	3	1,168
Capitalization of past due amounts	58	—	—	58
Principal and/or interest forbearance	121	5	3	129
Other modifications (1)	28	6	—	34
Total modifications under proprietary programs	1,357	26	6	1,389
Trial modifications	1,887	43	18	1,948
Loans discharged in Chapter 7 bankruptcy (2)	2,855	588	22	3,465
Total modifications	$6,201	$689	$49	$6,939

	TDRs Entered into During the Three Months Ended September 30, 2011
Modifications under government programs
Contractual interest rate reduction	$162	$26	$2	$190
Principal and/or interest forbearance	55	8	—	63
Other modifications (1)	3	1	1	5
Total modifications under government programs	220	35	3	258

Modifications under proprietary programs
Contractual interest rate reduction	817	36	5	858
Capitalization of past due amounts	102	—	—	102
Principal and/or interest forbearance	346	14	3	363
Other modifications (1)	164	7	—	171
Total modifications under proprietary programs	1,429	57	8	1,494
Trial modifications	760	52	14	826
Total modifications	$2,409	$144	$25	$2,578

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans newly classified as TDRs in accordance with new regulatory guidance on loans discharged in Chapter 7 bankruptcy that was issued during the three months ended September 30, 2012.

Home Loans - Modification Programs (continued)
	TDRs Entered into During the Nine Months Ended September 30, 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs
Contractual interest rate reduction	$155	$61	$2	$218
Principal and/or interest forbearance	29	24	1	54
Other modifications (1)	18	—	—	18
Total modifications under government programs	202	85	3	290

Modifications under proprietary programs
Contractual interest rate reduction	2,050	28	4	2,082
Capitalization of past due amounts	95	—	—	95
Principal and/or interest forbearance	244	9	4	257
Other modifications (1)	62	13	—	75
Total modifications under proprietary programs	2,451	50	8	2,509
Trial modifications	2,615	62	23	2,700
Loans discharged in Chapter 7 bankruptcy (2)	2,855	588	22	3,465
Total modifications	$8,123	$785	$56	$8,964

	TDRs Entered into During the Nine Months Ended September 30, 2011
Modifications under government programs
Contractual interest rate reduction	$957	$183	$9	$1,149
Principal and/or interest forbearance	181	36	2	219
Other modifications (1)	61	5	—	66
Total modifications under government programs	1,199	224	11	1,434

Modifications under proprietary programs
Contractual interest rate reduction	3,148	85	18	3,251
Capitalization of past due amounts	414	—	1	415
Principal and/or interest forbearance	758	37	8	803
Other modifications (1)	362	25	2	389
Total modifications under proprietary programs	4,682	147	29	4,858
Trial modifications	2,945	118	35	3,098
Total modifications	$8,826	$489	$75	$9,390

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans newly classified as TDRs in accordance with new regulatory guidance on loans discharged in Chapter 7 bankruptcy that was issued during the nine months ended September 30, 2012.

The table below presents the carrying value of loans that entered into payment default during the three and nine months ended September 30, 2012 and 2011 and that were modified in a TDR during the 12 months preceding payment default. A payment default for home loan TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment defaults on trial modifications where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify was made.

Home Loans - TDRs Entering Payment Default That Were Modified During the Preceding Twelve Months
	Three Months Ended September 30, 2012
(Dollars in millions)	Residential Mortgage	Home Equity	Discontinued Real Estate	Total Carrying Value
Modifications under government programs	$27	$2	$—	$29
Modifications under proprietary programs	133	2	2	137
Trial modifications	662	7	9	678
Total modifications	$822	$11	$11	$844

	Three Months Ended September 30, 2011
Modifications under government programs	$61	$2	$—	$63
Modifications under proprietary programs	573	7	1	581
Trial modifications	17	—	1	18
Total modifications	$651	$9	$2	$662

	Nine Months Ended September 30, 2012
Modifications under government programs	$165	$6	$2	$173
Modifications under proprietary programs	747	11	6	764
Trial modifications	952	16	11	979
Total modifications	$1,864	$33	$19	$1,916

	Nine Months Ended September 30, 2011
Modifications under government programs	$163	$2	$1	$166
Modifications under proprietary programs	1,490	37	8	1,535
Trial modifications	41	2	1	44
Total modifications	$1,694	$41	$10	$1,745

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

All credit card and other consumer loans not secured by real estate, including modified loans, remain on accrual status until the loan is either charged off or paid in full. The allowance for impaired credit card loans is based on the present value of projected cash flows, which incorporates the Corporation's historical payment default and loss experience on modified loans, discounted using the portfolio’s average contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Prior to modification, credit card and other consumer loans are included in homogeneous pools which are collectively evaluated for impairment. For these portfolios, loss forecast models are utilized that consider a variety of factors including but not limited to historical loss experience, delinquencies, economic trends and credit scores.

The table below provides information on the Corporation's renegotiated TDR portfolio at September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011. The renegotiated TDR portfolio is considered impaired and had a related allowance as shown below.

Impaired Loans - Credit Card and Other Consumer - Renegotiated TDRs
			September 30, 2012			December 31, 2011
(Dollars in millions)			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With an allowance recorded
U.S. credit card			$3,341	$3,360	$947	$5,272	$5,305	$1,570
Non-U.S. credit card			338	343	219	588	597	435
Direct/Indirect consumer			781	784	257	1,193	1,198	405

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With an allowance recorded
U.S. credit card	$3,727	$58	$6,727	$102	$4,380	$204	$7,637	$344
Non-U.S. credit card	447	2	777	2	509	7	794	5
Direct/Indirect consumer	864	12	1,502	20	1,003	41	1,675	67

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio at September 30, 2012 and December 31, 2011.

Credit Card and Other Consumer - Renegotiated TDRs by Program Type
	Internal Programs		External Programs		Other		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
U.S. credit card	$2,265	$3,788	$1,057	$1,436	$38	$81	$3,360	$5,305	81.22%	78.97%
Non-U.S. credit card	109	218	43	113	191	266	343	597	45.01	54.02
Direct/Indirect consumer	502	784	273	392	9	22	784	1,198	82.08	80.01
Total renegotiated TDRs	$2,876	$4,790	$1,373	$1,941	$238	$369	$4,487	$7,100	78.60	77.05

At September 30, 2012 and December 31, 2011, the Corporation had a renegotiated TDR portfolio of $4.5 billion and $7.1 billion of which $3.5 billion was current or less than 30 days past due under the modified terms at September 30, 2012. The renegotiated TDR portfolio is excluded from nonperforming loans as the Corporation generally does not classify consumer loans not secured by real estate as nonperforming. Instead, these loans are charged off no later than the end of the month in which the loan becomes 180 days past due.

The table below provides information on the Corporation’s renegotiated TDR portfolio including the unpaid principal balance and carrying value of loans that were modified in TDRs during the three and nine months ended September 30, 2012 and 2011, along with charge-offs that were recorded during the calendar quarter in which the modification occurred. The table also presents the average pre- and post-modification interest rate.

Credit Card and Other Consumer - Renegotiated TDRs Entered into During the Three Months September 30, 2012 and 2011
	September 30, 2012				Three Months Ended September 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$102	$105	17.37%	6.32%	$2
Non-U.S. credit card	90	94	26.13	0.77	4
Direct/Indirect consumer	14	14	15.40	3.90	2
Total	$206	$213	21.13	3.70	$8

	September 30, 2011				Three Months Ended September 30, 2011
U.S. credit card	$220	$227	18.84%	6.25%	$2
Non-U.S. credit card	153	162	25.92	0.60	7
Direct/Indirect consumer	41	42	15.48	4.51	—
Total	$414	$431	21.17	3.96	$9

Credit Card and Other Consumer - Renegotiated TDRs Entered into During the Nine Months Ended September 30, 2012 and 2011
	September 30, 2012				Nine Months Ended September 30, 2012
U.S. credit card	$342	$346	17.73%	6.37%	$23
Non-U.S. credit card	194	204	26.18	1.05	111
Direct/Indirect consumer	50	51	15.40	4.14	3
Total	$586	$601	20.40	4.38	$137

	September 30, 2011				Nine Months Ended September 30, 2011
U.S. credit card	$798	$812	19.02%	6.20%	$62
Non-U.S. credit card	336	354	26.07	0.78	167
Direct/Indirect consumer	186	187	15.62	5.43	13
Total	$1,320	$1,353	20.40	4.68	$242

(1)	Includes accrued interest and fees.

The table below provides information on the Corporation's primary modification programs for the renegotiated TDR portfolio for loans that were modified in TDRs during the three and nine months ended September 30, 2012 and 2011.

Credit Card and Other Consumer - Renegotiated TDRs by Program Type
	Renegotiated TDRs Entered into During the Three Months Ended September 30, 2012
(Dollars in millions)	Internal Programs	External Programs	Other	Total
U.S. credit card	$64	$41	$—	$105
Non-U.S. credit card	51	43	—	94
Direct/Indirect consumer	9	5	—	14
Total renegotiated TDRs	$124	$89	$—	$213

	Renegotiated TDRs Entered into During the Three Months Ended September 30, 2011
U.S. credit card	$122	$103	$2	$227
Non-U.S. credit card	83	79	—	162
Direct/Indirect consumer	22	20	—	42
Total renegotiated TDRs	$227	$202	$2	$431

	Renegotiated TDRs Entered into During the Nine Months Ended September 30, 2012
U.S. credit card	$221	$125	$—	$346
Non-U.S. credit card	109	95	—	204
Direct/Indirect consumer	34	17	—	51
Total renegotiated TDRs	$364	$237	$—	$601

	Renegotiated TDRs Entered into During the Nine Months Ended September 30, 2011
U.S. credit card	$454	$355	$3	$812
Non-U.S. credit card	179	174	1	354
Direct/Indirect consumer	107	79	1	187
Total renegotiated TDRs	$740	$608	$5	$1,353

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan losses for impaired credit card and other consumer loans. At September 30, 2012, the allowance for loan and lease losses on the Corporation's renegotiated portfolio was 31.71 percent of the carrying value of these loans. Loans that entered into payment default during the three and nine months ended September 30, 2012 that had been modified in a TDR during the 12 months preceding payment default were $40 million and $173 million for U.S. credit card, $69 million and $228 million for non-U.S. credit card and $6 million and $31 million for direct/indirect consumer. Loans that entered into payment default during the three and nine months ended September 30, 2011 and that had been modified in a TDR during the 12 months preceding payment default were $150 million and $749 million for U.S. credit card, $113 million and $316 million for non-U.S. credit card and $33 million and $155 million for direct/indirect consumer.

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

At September 30, 2012 and December 31, 2011, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were immaterial. Commercial foreclosed properties totaled $425 million and $612 million at September 30, 2012 and December 31, 2011.

The table below presents impaired loans in the Corporation's Commercial loan portfolio segment at September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans - Commercial
			September 30, 2012			December 31, 2011
(Dollars in millions)			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial			$1,446	$1,138	n/a	$1,482	$985	n/a
Commercial real estate			1,194	1,106	n/a	2,587	2,095	n/a
Non-U.S. commercial			132	131	n/a	216	101	n/a
U.S. small business commercial (1)			—	—	n/a	—	—	n/a
With an allowance recorded
U.S. commercial			$1,897	$1,361	$135	$2,654	$1,987	$232
Commercial real estate			2,305	1,554	127	3,329	2,384	135
Non-U.S. commercial			416	45	20	308	58	6
U.S. small business commercial (1)			399	379	109	531	503	172
Total
U.S. commercial			$3,343	$2,499	$135	$4,136	$2,972	$232
Commercial real estate			3,499	2,660	127	5,916	4,479	135
Non-U.S. commercial			548	176	20	524	159	6
U.S. small business commercial (1)			399	379	109	531	503	172

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$1,113	$9	$870	$—	$1,078	$26	$638	$1
Commercial real estate	1,318	4	2,041	1	1,661	12	1,913	3
Non-U.S. commercial	140	1	96	—	130	1	83	—
U.S. small business commercial (1)	—	—	—	—	—	—	—	—
With an allowance recorded
U.S. commercial	$1,457	$7	$2,176	$4	$1,727	$25	$2,543	$7
Commercial real estate	1,552	3	3,013	10	1,865	13	3,505	14
Non-U.S. commercial	50	1	72	3	56	2	97	3
U.S. small business commercial (1)	392	3	616	5	433	10	713	18
Total
U.S. commercial	$2,570	$16	$3,046	$4	$2,805	$51	$3,181	$8
Commercial real estate	2,870	7	5,054	11	3,526	25	5,418	17
Non-U.S. commercial	190	2	168	3	186	3	180	3
U.S. small business commercial (1)	392	3	616	5	433	10	713	18

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable

The table below presents the September 30, 2012 and 2011 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and nine months ended September 30, 2012 and 2011, along with charge-offs that were recorded during the calendar quarter in which the modification occurred.

Commercial - TDRs Entered into During the Three Months Ended September 30, 2012 and 2011
	September 30, 2012		Three Months Ended September 30, 2012
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$152	$143	$—
Commercial real estate	373	350	5
Non-U.S. commercial	22	22	—
U.S. small business commercial (1)	5	6	1
Total	$552	$521	$6

	September 30, 2011		Three Months Ended September 30, 2011
U.S. commercial	$417	$320	$19
Commercial real estate	652	525	58
Non-U.S. commercial	—	—	—
U.S. small business commercial (1)	14	14	—
Total	$1,083	$859	$77

Commercial - TDRs Entered into During the Nine Months Ended September 30, 2012 and 2011
	September 30, 2012		Nine Months Ended September 30, 2012
U.S. commercial	$558	$534	$15
Commercial real estate	737	695	12
Non-U.S. commercial	87	87	—
U.S. small business commercial (1)	20	20	3
Total	$1,402	$1,336	$30

	September 30, 2011		Nine Months Ended September 30, 2011
U.S. commercial	$1,250	$1,087	$49
Commercial real estate	1,760	1,444	129
Non-U.S. commercial	49	49	—
U.S. small business commercial (1)	53	55	11
Total	$3,112	$2,635	$189

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral, when measuring the allowance for loan losses. TDRs that were in payment default at September 30, 2012 and 2011 had a carrying value of $129 million and $145 million for U.S. commercial, $390 million and $627 million for commercial real estate and $28 million and $58 million for U.S. small business commercial.

Purchased Credit-impaired Loans

The table below shows activity for the accretable yield on Countrywide Financial Corporation (Countrywide) PCI loans. Reclassifications from nonaccretable difference primarily result when there is a change in expected cash flows due to various factors, including changes in interest rates on variable-rate loans and prepayment assumptions. Changes in the prepayment assumption affect the expected remaining life of the portfolio which results in a change to the amount of future interest cash flows.

(Dollars in millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Accretable yield, beginning of period	$4,833	$4,990
Accretion	(253)	(787)
Disposals/transfers	(21)	(46)
Reclassifications from nonaccretable difference	68	470
Accretable yield, September 30	$4,627	$4,627

See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for further information on PCI loans and Note 6 – Allowance for Credit Losses herein for the carrying value and valuation allowance for Countrywide PCI loans.

Loans Held-for-sale

The Corporation had LHFS of $16.4 billion and $13.8 billion at September 30, 2012 and December 31, 2011. Proceeds from sales, securitizations and paydowns of LHFS were $37.9 billion and $127.6 billion for the nine months ended September 30, 2012 and 2011. Amounts used for originations and purchases of LHFS were $40.4 billion and $103.6 billion for the nine months ended September 30, 2012 and 2011. During the three months ended September 30, 2011, $8.1 billion of non-U.S. credit card loans related to the Canadian credit card portfolio were transferred to LHFS as a result of the announced sale of the Canadian consumer card business.

NOTE 6 – Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Allowance for loan and lease losses, July 1	$19,964	$7,024	$3,300	$30,288
Loans and leases charged off	(2,480)	(1,721)	(492)	(4,693)
Recoveries of loans and leases previously charged off	137	294	140	571
Net charge-offs	(2,343)	(1,427)	(352)	(4,122)
Provision for loan and lease losses	617	960	233	1,810
Write-off of home equity PCI loans	(1,705)	—	—	(1,705)
Other (1)	1	(36)	(3)	(38)
Allowance for loan and lease losses, September 30	16,534	6,521	3,178	26,233
Reserve for unfunded lending commitments, July 1	—	—	574	574
Provision for unfunded lending commitments	—	—	(36)	(36)
Other (2)	—	—	(20)	(20)
Reserve for unfunded lending commitments, September 30	—	—	518	518
Allowance for credit losses, September 30	$16,534	$6,521	$3,696	$26,751

	Three Months Ended September 30, 2011
Allowance for loan and lease losses, July 1	$20,953	$10,931	$5,428	$37,312
Loans and leases charged off	(2,325)	(2,813)	(810)	(5,948)
Recoveries of loans and leases previously charged off	220	443	199	862
Net charge-offs	(2,105)	(2,370)	(611)	(5,086)
Provision for loan and lease losses	1,958	1,508	8	3,474
Other (1)	(74)	(544)	—	(618)
Allowance for loan and lease losses, September 30	20,732	9,525	4,825	35,082
Reserve for unfunded lending commitments, July 1	—	—	897	897
Provision for unfunded lending commitments	—	—	(67)	(67)
Other (2)	—	—	(40)	(40)
Reserve for unfunded lending commitments, September 30	—	—	790	790
Allowance for credit losses, September 30	$20,732	$9,525	$5,615	$35,872

	Nine Months Ended September 30, 2012
Allowance for loan and lease losses, January 1	$21,079	$8,569	$4,135	$33,783
Loans and leases charged off	(6,256)	(5,983)	(1,645)	(13,884)
Recoveries of loans and leases previously charged off	400	1,131	549	2,080
Net charge-offs	(5,856)	(4,852)	(1,096)	(11,804)
Provision for loan and lease losses	3,061	2,893	153	6,107
Write-off of home equity PCI loans	(1,705)	—	—	(1,705)
Other (1)	(45)	(89)	(14)	(148)
Allowance for loan and lease losses, September 30	16,534	6,521	3,178	26,233
Reserve for unfunded lending commitments, January 1	—	—	714	714
Provision for unfunded lending commitments	—	—	(142)	(142)
Other (2)	—	—	(54)	(54)
Reserve for unfunded lending commitments, September 30	—	—	518	518
Allowance for credit losses, September 30	$16,534	$6,521	$3,696	$26,751

	Nine Months Ended September 30, 2011
Allowance for loan and lease losses, January 1	$19,252	$15,463	$7,170	$41,885
Loans and leases charged off	(7,187)	(9,789)	(2,475)	(19,451)
Recoveries of loans and leases previously charged off	585	1,409	678	2,672
Net charge-offs	(6,602)	(8,380)	(1,797)	(16,779)
Provision for loan and lease losses	8,155	3,016	(521)	10,650
Other (1)	(73)	(574)	(27)	(674)
Allowance for loan and lease losses, September 30	20,732	9,525	4,825	35,082
Reserve for unfunded lending commitments, January 1	—	—	1,188	1,188
Provision for unfunded lending commitments	—	—	(174)	(174)
Other (2)	—	—	(224)	(224)
Reserve for unfunded lending commitments, September 30	—	—	790	790
Allowance for credit losses, September 30	$20,732	$9,525	$5,615	$35,872

(1)	Represents primarily the impact of portfolio sales, deconsolidations and foreign currency translation adjustments.

(2)	Represents primarily accretion of the Merrill Lynch purchase accounting adjustment and the impact of funding previously unfunded positions.

During the three and nine months ended September 30, 2012, for the PCI loan portfolios, the Corporation recorded a benefit of $166 million and expense of $327 million in the provision for credit losses with a corresponding change in the valuation allowance included as part of the allowance for loan and lease losses. This compared to no provision for credit losses and expense of $2.0 billion for the same periods in 2011. In addition, there were $1.7 billion of write-offs in the home equity PCI portfolio primarily due to $1.6 billion of home equity loans fully forgiven in connection with the National Mortgage Settlement with a corresponding decrease in the PCI valuation allowance. These write-offs had no impact on the provision for credit losses as these loans were fully reserved. The valuation allowance associated with the PCI loan portfolios was $7.1 billion and $8.5 billion at September 30, 2012 and December 31, 2011.

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at September 30, 2012 and December 31, 2011.

Allowance and Carrying Value by Portfolio Segment
	September 30, 2012
(Dollars in millions)	Home Loans	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,689	$1,423	$391	$3,503
Carrying value (3)	27,576	4,487	5,714	37,777
Allowance as a percentage of carrying value	6.12%	31.71%	6.84%	9.27%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$7,764	$5,098	$2,787	$15,649
Carrying value (3, 4)	314,052	187,113	318,607	819,772
Allowance as a percentage of carrying value (4)	2.47%	2.72%	0.87%	1.91%
Purchased credit-impaired loans
Valuation allowance	$7,081	n/a	n/a	$7,081
Carrying value gross of valuation allowance	27,848	n/a	n/a	27,848
Valuation allowance as a percentage of carrying value	25.43%	n/a	n/a	25.43%
Total
Allowance for loan and lease losses	$16,534	$6,521	$3,178	$26,233
Carrying value (3, 4)	369,476	191,600	324,321	885,397
Allowance as a percentage of carrying value (4)	4.47%	3.40%	0.98%	2.96%

	December 31, 2011
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$1,946	$2,410	$545	$4,901
Carrying value (3)	21,462	7,100	8,113	36,675
Allowance as a percentage of carrying value	9.07%	33.94%	6.71%	13.36%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$10,674	$6,159	$3,590	$20,423
Carrying value (3, 4)	344,821	202,010	302,089	848,920
Allowance as a percentage of carrying value (4)	3.10%	3.05%	1.19%	2.41%
Purchased credit-impaired loans
Valuation allowance	$8,459	n/a	n/a	$8,459
Carrying value gross of valuation allowance	31,801	n/a	n/a	31,801
Valuation allowance as a percentage of carrying value	26.60%	n/a	n/a	26.60%
Total
Allowance for loan and lease losses	$21,079	$8,569	$4,135	$33,783
Carrying value (3, 4)	398,084	209,110	310,202	917,396
Allowance as a percentage of carrying value (4)	5.30%	4.10%	1.33%	3.68%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)
Commercial impaired allowance for loan and lease losses includes $109 million and $172 million at September 30, 2012 and December 31, 2011 related to U.S. small business commercial renegotiated TDR loans.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.6 billion and $8.8 billion at September 30, 2012 and December 31, 2011.
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

The tables within this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2012 and December 31, 2011, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at September 30, 2012 and December 31, 2011 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Corporation’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.

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

Except as described below and in Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2012 or the year ended December 31, 2011 that it was not previously contractually required to provide, nor does it intend to do so.

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

The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2012 and 2011.

First-lien Mortgage Securitizations
	Residential Mortgage
	Agency		Non-Agency		Commercial Mortgage
	Three Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Cash proceeds from new securitizations (1)	$12,461	$31,481	$—	$36	$335	$1,667
Loss on securitizations, net of hedges (2)	(89)	(281)	—	—	—	—

	Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011
Cash proceeds from new securitizations (1)	$27,688	$128,457	$—	$36	$660	$3,468
Loss on securitizations, net of hedges (2)	(151)	(336)	—	—	—	—

(1)
The Corporation sells residential mortgage loans to GSEs in the normal course of business and receives MBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
Substantially all of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. As such, gains are recognized on these LHFS prior to securitization. During the three and nine months ended September 30, 2012, the Corporation recognized $563 million and $1.3 billion of gains on these LHFS compared to $636 million and $2.5 billion for the same periods in 2011, net of hedges.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $1 million and $22 million in connection with first-lien mortgage securitizations, principally residential agency securitizations, for the three and nine months ended September 30, 2012, and $91 million and $546 million for the same periods in 2011. All of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and nine months ended September 30, 2012 and 2011, there were no changes to the initial classification.

The Corporation recognizes consumer MSRs from the sale or securitization of first-lien mortgage loans. Servicing fee and ancillary fee income on consumer mortgage loans serviced, including securitizations where the Corporation has continuing involvement, were $1.1 billion and $3.6 billion during the three and nine months ended September 30, 2012 compared to $1.4 billion and $4.5 billion for the same periods in 2011. Servicing advances on consumer mortgage loans, including securitizations where the Corporation has continuing involvement, were $23.7 billion and $26.0 billion at September 30, 2012 and December 31, 2011. The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. During the three and nine months ended September 30, 2012, $2.5 billion and $5.2 billion of loans were repurchased from first-lien securitization trusts as a result of loan delinquencies or in order to perform modifications compared to $447 million and $8.1 billion for the same periods in 2011. The majority of these loans repurchased were FHA-insured mortgages collateralizing GNMA securities. In addition, the Corporation has retained commercial MSRs from the sale or securitization of commercial mortgage loans. Servicing advances on commercial mortgage loans, including securitizations where the Corporation has continuing involvement, were $177 million and $152 million at September 30, 2012 and December 31, 2011. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2012 and December 31, 2011.

First-lien VIEs
	Residential Mortgage
			Non-Agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Unconsolidated VIEs
Maximum loss exposure (1)	$32,493	$37,519	$2,141	$2,375	$280	$289	$395	$506	$728	$981
On-balance sheet assets
Senior securities held (2):
Trading account assets	$314	$8,744	$8	$94	$7	$3	$2	$343	$10	$21
AFS debt securities	28,271	28,775	1,467	2,001	202	174	130	163	589	846
Subordinate securities held (2):
Trading account assets	—	—	—	—	3	30	—	—	25	3
AFS debt securities	—	—	22	26	10	30	—	—	—	—
Residual interests held	—	—	13	8	—	9	—	—	41	43
All other assets	3,908	—	72	—	1	—	263	—	—	—
Total retained positions	$32,493	$37,519	$1,582	$2,129	$223	$246	$395	$506	$665	$913
Principal balance outstanding (3)	$881,359	$1,198,766	$50,297	$61,207	$60,870	$73,949	$84,342	$101,622	$57,718	$76,645

Consolidated VIEs
Maximum loss exposure (1)	$48,065	$50,648	$101	$450	$406	$419	$—	$—	$—	$—
On-balance sheet assets
Loans and leases	$47,417	$50,159	$294	$1,298	$907	$892	$—	$—	$—	$—
Allowance for loan and lease losses	(4)	(6)	—	—	—	—	—	—	—	—
Loans held-for-sale	—	—	—	—	670	622	—	—	—	—
All other assets	652	495	4	63	51	59	—	—	—	—
Total assets	$48,065	$50,648	$298	$1,361	$1,628	$1,573	$—	$—	$—	$—
On-balance sheet liabilities
Other short-term borrowings	$—	$—	$—	$—	$687	$650	$—	$—	$—	$—
Long-term debt	—	—	220	1,360	921	911	—	—	—	—
All other liabilities	—	—	—	—	—	57	—	—	—	—
Total liabilities	$—	$—	$220	$1,360	$1,608	$1,618	$—	$—	$—	$—

(1)
Maximum loss exposure excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and MSRs. For more information, see Note 8 – Representations and Warranties Obligations and Corporate Guarantees and Note 18 – Mortgage Servicing Rights.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2012 and 2011, there were no OTTI losses recorded on those securities classified as AFS debt securities.

(3)	Principal balance outstanding includes loans the Corporation transferred with which the Corporation has continuing involvement, which may include servicing the loans.

During the nine months ended September 30, 2012, the Corporation deconsolidated several prime residential mortgage trusts with total assets of $1.2 billion following the transfer of servicing to a third party.

Home Equity Loans

The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation also services the loans in the trusts. Except as described below and in Note 8 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three and nine months ended September 30, 2012 and 2011. All of the home equity trusts have entered the rapid amortization phase, and accordingly, there were no collections reinvested in revolving period securitizations for the three and nine months ended September 30, 2012 and 2011.

The table below summarizes select information related to home equity loan securitization trusts in which the Corporation held a variable interest at September 30, 2012 and December 31, 2011.

Home Equity Loan VIEs
	September 30, 2012			December 31, 2011
(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Total	Consolidated VIEs	Unconsolidated VIEs	Total
Maximum loss exposure (1)	$2,120	$6,949	$9,069	$2,672	$7,563	$10,235
On-balance sheet assets
Trading account assets	$—	$4	$4	$—	$5	$5
AFS debt securities	—	14	14	—	13	13
Loans and leases	2,303	—	2,303	2,975	—	2,975
Allowance for loan and lease losses	(183)	—	(183)	(303)	—	(303)
Total	$2,120	$18	$2,138	$2,672	$18	$2,690
On-balance sheet liabilities
Long-term debt	$2,476	$—	$2,476	$3,081	$—	$3,081
All other liabilities	85	—	85	66	—	66
Total	$2,561	$—	$2,561	$3,147	$—	$3,147
Principal balance outstanding	$2,303	$13,148	$15,451	$2,975	$14,422	$17,397

(1)
For unconsolidated VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves, and excludes the liability for representations and warranties obligations and corporate guarantees.

Included in the table above are consolidated and unconsolidated home equity loan securitizations that have entered a rapid amortization period and for which the Corporation is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and the Corporation continues to make advances to borrowers when they draw on their lines of credit. For additional information, see Note 8 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. At September 30, 2012 and December 31, 2011, home equity loan securitization transactions in rapid amortization for which the Corporation has a subordinated funding obligation, including both consolidated and unconsolidated trusts, had $9.4 billion and $10.7 billion of trust certificates outstanding. This amount is significantly greater than the amount the Corporation expects to fund. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, which totaled $297 million and $460 million at September 30, 2012 and December 31, 2011, as well as performance of the loans, the amount of subsequent draws and the timing of related cash flows. At September 30, 2012 and December 31, 2011, the reserve for losses on expected future draw obligations on the home equity loan securitizations in rapid amortization for which the Corporation has a subordinated funding obligation was $57 million and $69 million.

The Corporation has consumer MSRs from the sale or securitization of home equity loans. The Corporation recorded $14 million and $45 million of servicing fee income related to home equity loan securitizations during the three and nine months ended September 30, 2012 compared to $16 million and $49 million for the same periods in 2011. The Corporation repurchased $22 million and $60 million of loans from home equity securitization trusts in order to perform modifications during the three and nine months ended September 30, 2012 compared to $6 million and $11 million for the same periods in 2011.

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

The table below summarizes select information related to credit card securitization trusts in which the Corporation held a variable interest at September 30, 2012 and December 31, 2011.

Credit Card VIEs
(Dollars in millions)	September 30 2012	December 31 2011
Consolidated VIEs
Maximum loss exposure	$40,070	$38,282
On-balance sheet assets
Derivative assets	$355	$788
Loans and leases (1)	66,294	74,793
Allowance for loan and lease losses	(3,616)	(4,742)
Loans held-for-sale	550	—
All other assets (2)	927	723
Total	$64,510	$71,562
On-balance sheet liabilities
Other short-term borrowings	$232	$—
Long-term debt	24,125	33,076
All other liabilities	83	204
Total	$24,440	$33,280
Trust loans	$66,844	$74,793

(1)	At September 30, 2012 and December 31, 2011, loans and leases included $31.1 billion and $28.7 billion of seller’s interest and $240 million and $1.0 billion of discount receivables.

(2)	At September 30, 2012 and December 31, 2011, all other assets included restricted cash and short-term investment accounts and unbilled accrued interest and fees.

The Corporation holds subordinate securities with a notional principal amount of $10.4 billion and a stated interest rate of zero percent issued by certain credit card securitization trusts. In addition, during 2010 and 2009, the Corporation elected to designate a specified percentage of new receivables transferred to the trusts as “discount receivables” such that principal collections thereon are added to finance charges which increases the yield in the trust. Through the designation of newly transferred receivables as discount receivables, the Corporation subordinated a portion of its seller's interest to the investors' interest. These actions were taken to address the decline in the excess spread of the U.S. and U.K. credit card securitization trusts.

During the nine months ended September 30, 2012, the Corporation transferred $553 million of credit card receivables to a third- party sponsored securitization vehicle. The Corporation holds the senior interest in the vehicle and services the receivables. Accordingly, the Corporation is the primary beneficiary and consolidates the vehicle.

Other Asset-backed Securitizations

Other asset-backed securitizations include resecuritization trusts, municipal bond trusts, and automobile and other securitization trusts. The table below summarizes select information related to other asset-backed securitizations in which the Corporation held a variable interest at September 30, 2012 and December 31, 2011.

Other Asset-backed VIEs
	Resecuritization Trusts		Municipal Bond Trusts		Automobile and Other Securitization Trusts
(Dollars in millions)	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Unconsolidated VIEs
Maximum loss exposure	$21,596	$31,140	$3,388	$3,752	$90	$93
On-balance sheet assets
Senior securities held (1, 2):
Trading account assets	$1,715	$2,595	$72	$228	$—	$—
AFS debt securities	19,707	27,616	—	—	78	81
Subordinate securities held (1, 2):
AFS debt securities	77	544	—	—	—	—
Residual interests held (3)	97	385	—	—	—	—
All other assets	—	—	—	—	12	12
Total retained positions	$21,596	$31,140	$72	$228	$90	$93
Total assets of VIEs (4)	$45,810	$60,459	$5,299	$5,964	$2,117	$668

Consolidated VIEs
Maximum loss exposure	$557	$—	$2,867	$3,901	$1,268	$1,087
On-balance sheet assets
Trading account assets	$1,385	$—	$2,867	$3,901	$—	$—
Loans and leases	—	—	—	—	3,007	4,923
Allowance for loan and lease losses	—	—	—	—	(3)	(7)
All other assets	—	—	—	—	313	168
Total assets	$1,385	$—	$2,867	$3,901	$3,317	$5,084
On-balance sheet liabilities
Other short-term borrowings	$—	$—	$2,761	$5,127	$—	$—
Long-term debt	828	—	—	—	2,046	3,992
All other liabilities	—	—	—	—	102	90
Total liabilities	$828	$—	$2,761	$5,127	$2,148	$4,082

(1)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three and nine months ended September 30, 2012 and 2011, there were no OTTI losses recorded on those securities classified as AFS debt securities.

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

The Corporation resecuritized $12.2 billion and $36.5 billion of securities during the three and nine months ended September 30, 2012 compared to $4.2 billion and $28.3 billion for the same periods in 2011. All of the securities transferred into resecuritization vehicles during the three and nine months ended September 30, 2012 were classified as trading account assets. As such, changes in fair value were recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded. Gains on sale of $173 million and $909 million were recorded during the three and nine months ended September 30, 2011. The Corporation consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinate securities issued by non-agency trusts, the Corporation does not consolidate the trust.

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

During the three and nine months ended September 30, 2012, the Corporation was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $69 million and $268 million compared to $182 million and $597 million for the same periods in 2011. At September 30, 2012 and December 31, 2011, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which the Corporation was transferor was $2.2 billion and $2.5 billion.

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.3 billion and $3.5 billion at September 30, 2012 and December 31, 2011. The weighted-average remaining life of bonds held in the trusts at September 30, 2012 was 8.8 years. There were no material write-downs or downgrades of assets or issuers during the three and nine months ended September 30, 2012 and 2011.

Automobile and Other Securitization Trusts

The Corporation transfers automobile and other loans into securitization trusts, typically to improve liquidity or manage credit risk. During the nine months ended September 30, 2012, the Corporation transferred automobile loans into an unconsolidated automobile trust, receiving cash proceeds of $2.4 billion and recording a loss on sale of $7 million. At September 30, 2012, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $5.4 billion, including trusts collateralized by automobile loans of $4.1 billion, student loans of $1.0 billion and other loans of $303 million. At December 31, 2011, the Corporation serviced assets or otherwise had continuing involvement with automobile and other securitization trusts with outstanding balances of $5.8 billion, including trusts collateralized by automobile loans of $3.9 billion, student loans of $1.2 billion and other loans of $668 million.

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

The table below summarizes select information related to CDO vehicles in which the Corporation held a variable interest at September 30, 2012 and December 31, 2011.

CDO Vehicle VIEs
	September 30, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$2,212	$1,563	$3,775	$1,695	$2,272	$3,967
On-balance sheet assets
Trading account assets	$2,025	$312	$2,337	$1,392	$461	$1,853
Derivative assets	187	380	567	452	678	1,130
All other assets	—	79	79	—	96	96
Total	$2,212	$771	$2,983	$1,844	$1,235	$3,079
On-balance sheet liabilities
Derivative liabilities	$—	$7	$7	$—	$11	$11
Long-term debt	2,839	2	2,841	2,712	2	2,714
Total	$2,839	$9	$2,848	$2,712	$13	$2,725
Total assets of VIEs	$2,212	$27,648	$29,860	$1,844	$32,903	$34,747

The Corporation’s maximum loss exposure of $3.8 billion at September 30, 2012 included $187 million of super senior CDO exposure, $2.2 billion of exposure to CDO financing facilities and $1.4 billion of other non-super senior exposure. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties. The CDO financing facilities, which are consolidated, obtain funding from third parties for CDO positions which are principally classified in trading account assets on the Corporation’s Consolidated Balance Sheet. The CDO financing facilities’ long-term debt at September 30, 2012 totaled $2.8 billion, all of which has recourse to the general credit of the Corporation. For unconsolidated CDO vehicles in the table above, the Corporation’s maximum loss exposure is significantly less than the total assets of the VIEs because the Corporation typically has exposure to only a portion of the total assets.

At September 30, 2012, the Corporation had $1.6 billion of aggregate liquidity exposure to CDOs. This amount includes $116 million of commitments to CDOs to provide funding for super senior exposures and $1.5 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on the Corporation’s behalf. See Note 10 – Commitments and Contingencies for additional information. The Corporation's liquidity exposure to CDOs at September 30, 2012 is included in the table above to the extent that the Corporation sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles, repackaging vehicles and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company or financial instrument.

The table below summarizes select information related to customer vehicles in which the Corporation held a variable interest at September 30, 2012 and December 31, 2011.

Customer Vehicle VIEs
	September 30, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$2,632	$1,960	$4,592	$3,264	$2,116	$5,380
On-balance sheet assets
Trading account assets	$3,666	$283	$3,949	$3,302	$211	$3,513
Derivative assets	—	659	659	—	905	905
Loans and leases	176	—	176	—	—	—
Loans held-for-sale	838	—	838	907	—	907
All other assets	798	—	798	1,452	—	1,452
Total	$5,478	$942	$6,420	$5,661	$1,116	$6,777
On-balance sheet liabilities
Derivative liabilities	$24	$51	$75	$4	$42	$46
Other short-term borrowings	192	—	192	—	—	—
Long-term debt	3,796	—	3,796	3,912	—	3,912
All other liabilities	1	431	432	1	448	449
Total	$4,013	$482	$4,495	$3,917	$490	$4,407
Total assets of VIEs	$5,478	$4,571	$10,049	$5,661	$5,302	$10,963

Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the credit or equity risk of a specified company or debt instrument. The vehicles purchase high-grade assets as collateral and enter into CDS or equity derivatives to synthetically create the credit or equity risk to pay the specified return on the notes. The Corporation is typically the counterparty for some or all of the credit and equity derivatives and, to a lesser extent, it may invest in securities issued by the vehicles. The Corporation may also enter into interest rate or foreign currency derivatives with the vehicles. The Corporation also had other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles of $745 million and $824 million at September 30, 2012 and December 31, 2011.

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

The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2012 and December 31, 2011.

Other VIEs
	September 30, 2012			December 31, 2011
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$5,704	$6,933	$12,637	$7,429	$7,286	$14,715
On-balance sheet assets
Trading account assets	$16	$—	$16	$—	$—	$—
Derivative assets	4	432	436	394	440	834
AFS debt securities	—	43	43	—	62	62
Loans and leases	4,645	215	4,860	5,154	357	5,511
Allowance for loan and lease losses	(5)	—	(5)	(8)	(1)	(9)
Loans held-for-sale	107	426	533	106	598	704
All other assets	1,009	5,813	6,822	1,809	5,823	7,632
Total	$5,776	$6,929	$12,705	$7,455	$7,279	$14,734
On-balance sheet liabilities
Derivative liabilities	$—	$9	$9	$—	$—	$—
Long-term debt	804	—	804	10	—	10
All other liabilities	330	1,818	2,148	694	1,705	2,399
Total	$1,134	$1,827	$2,961	$704	$1,705	$2,409
Total assets of VIEs	$5,776	$10,451	$16,227	$7,455	$11,055	$18,510

Investment Vehicles

The Corporation sponsors, invests in or provides financing to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At September 30, 2012 and December 31, 2011, the Corporation’s consolidated investment vehicles had total assets of $1.2 billion and $2.6 billion. The Corporation also held investments in unconsolidated vehicles with total assets of $4.8 billion and $5.5 billion at September 30, 2012 and December 31, 2011. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $2.5 billion and $4.4 billion at September 30, 2012 and December 31, 2011 comprised primarily of on-balance sheet assets less non-recourse liabilities.

Leveraged Lease Trusts

The Corporation’s net investment in consolidated leveraged lease trusts totaled $4.5 billion and $4.8 billion at September 30, 2012 and December 31, 2011. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation. The Corporation has no liquidity exposure to these leveraged lease trusts.

Real Estate Vehicles

The Corporation held investments in unconsolidated real estate vehicles of $5.5 billion and $5.4 billion at September 30, 2012 and December 31, 2011, which primarily consisted of investments in unconsolidated limited partnerships that finance the construction and rehabilitation of affordable rental housing and commercial real estate. An unrelated third party is typically the general partner and has control over the significant activities of the partnership. The Corporation earns a return primarily through the receipt of tax credits allocated to the real estate projects. The Corporation’s risk of loss is mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment. The Corporation may from time to time be asked to invest additional amounts to support a troubled project. Such additional investments have not been and are not expected to be significant.

Other Asset-backed Financing Arrangements

The Corporation transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At September 30, 2012 and December 31, 2011, the Corporation’s maximum loss exposure under these financing arrangements was $3.9 billion and $4.7 billion, substantially all of which were classified as loans on the Corporation’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the Other VIEs table because the purchasers are not VIEs.

NOTE 8 – Representations and Warranties Obligations and Corporate Guarantees

Background

The Corporation securitizes first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in certain of these securitizations, monolines or financial guarantee providers insured all or some of the securities) or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies make or have made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, HUD with respect to FHA-insured loans, VA, whole-loan investors, securitization trusts, monoline insurers or other financial guarantors (collectively, repurchases). In all such cases, the Corporation would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance (MI) or mortgage guarantee payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, HUD, VA, the whole-loan investor, the securitization trustee or others as governed by the applicable agreement or, in certain first-lien and home equity securitizations where monoline insurers or other financial guarantee providers have insured all or some of the securities issued, by the monoline insurer or other financial guarantor. In the case of loans sold to parties other than the GSEs or GNMA, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, in the loan, or of the monoline insurer or other financial guarantor (as applicable). Contracts with the GSEs do not contain equivalent language, while GNMA generally limits repurchases to loans that are not insured or guaranteed as required. The Corporation believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, the time horizon in which repurchase claims are typically brought has lengthened primarily due to a significant increase in GSE claims related to loans where the borrower made at least 25 payments and to loans that had defaulted more than 18 months prior to the claim.

The Corporation’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to the Corporation based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, the Corporation typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened condition, and the Corporation’s ability to recover on valid claims is therefore impacted, or eliminated accordingly. In the event a loan is originated and underwritten by a correspondent who obtains FHA insurance, even if they are no longer in business, any breach of FHA guidelines is the direct obligation of the correspondent, not the Corporation. Generally the volume of unresolved repurchase claims from the FHA and VA for loans in GNMA-guaranteed securities is not significant because the requests are limited in number and are typically resolved quickly. At September 30, 2012, approximately 27 percent of the outstanding repurchase claims relate to loans purchased from correspondents or other parties compared to approximately 28 percent at December 31, 2011. During the three and nine months ended September 30, 2012, the Corporation experienced an increase in recoveries from correspondents and other parties; however, the actual recovery rate may vary from period to period based upon the underlying mix of correspondents and other parties.

The estimate of the liability for representations and warranties exposures and the corresponding estimated range of possible loss is based upon currently available information, significant judgment, and a number of factors, including those discussed under Liability for Representations and Warranties and Corporate Guarantees in this Note, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on the Corporation's results of operations for any particular period. Given that these factors vary by counterparty, the Corporation analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. For additional information, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Settlement Actions

The Corporation has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve these legacy mortgage-related issues, the Corporation has reached bulk settlements, or agreements for bulk settlements, including settlement amounts which have been material, with counterparties in lieu of a loan-by-loan review process. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements, such as the Syncora Settlement discussed below, can be relied upon to predict the terms of future settlements. For a summary of the larger bulk settlement actions beginning in the fourth quarter of 2010, including the settlement with Bank of New York Mellon (the BNY Mellon Settlement), as trustee (Trustee) for 525 legacy Countrywide first-lien and five second-lien non-GSE securitization trusts (the Covered Trusts), the settlement with Assured Guaranty Ltd. and subsidiaries (the Assured Guaranty Settlement) and the December 31, 2010 agreements with the GSEs to resolve repurchase claims (the GSE Agreements), see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Settlement with the Bank of New York Mellon, as Trustee

With regard to the BNY Mellon Settlement, an investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding. Several status hearings on discovery and other case administration matters have taken place. On August 10, 2012, the court issued an order setting a schedule for discovery and other proceedings, and setting May 2, 2013 as the date for the final court hearing on the settlement to begin. The Corporation is not a party to the proceeding.

Syncora Settlement

On July 17, 2012, the Corporation, including certain of its affiliates, entered into an agreement with Syncora Guarantee Inc. and Syncora Holdings, Ltd. (Syncora) to resolve all of the monoline insurer's outstanding and potential claims related to alleged representations and warranties breaches involving eight first- and six second-lien private-label securitization trusts where Syncora provided financial guarantee insurance. The agreement, among other things, also resolves historical loan servicing issues and other potential liabilities to Syncora with respect to these trusts. The agreement covers the five second-lien private-label securitization trusts that were the subject of litigation and nine other first- and second-lien private-label securitization trusts, which had an original principal balance of first-lien mortgages of approximately $9.6 billion and second-lien mortgages of approximately $7.7 billion. As of June 30, 2012, $3.0 billion of loans in these first-lien trusts and $1.4 billion of loans in these second-lien trusts had defaulted or were 180 days or more past due (severely delinquent). The agreement provided for a cash payment of $375 million to Syncora. In addition, the parties entered into securities transfers and purchase transactions in connection with the settlement in order to terminate certain other relationships among the parties. The total cost to the Corporation was approximately $400 million and was fully accrued by the Corporation at June 30, 2012.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, the claim amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and the Corporation does not receive a response from the counterparty, the claim remains in the unresolved claims balance until resolution.

The table below presents unresolved repurchase claims at September 30, 2012 and December 31, 2011. The unresolved claims include only claims where the Corporation believes that the counterparty has a basis to submit claims. For additional information, see Whole Loan Sales and Private-label Securitizations Experience in this Note and Note 10 – Commitments and Contingencies herein. These repurchase claims do not include any repurchase claims related to the BNY Mellon Settlement regarding the Covered Trusts.

Unresolved Repurchase Claims by Counterparty and Product Type
(Dollars in millions)	September 30 2012	December 31 2011
By counterparty (1, 2)
GSEs	$12,322	$6,258
Monolines	2,629	3,082
Whole-loan investors, private-label securitization trustees and other	10,511	3,267
Total unresolved repurchase claims by counterparty	$25,462	$12,607
By product type (1, 2)
Prime loans	$7,846	$3,925
Alt-A	4,882	2,286
Home equity	2,319	2,872
Pay option	5,726	1,993
Subprime	3,039	891
Other	1,650	640
Total unresolved repurchase claims by product type	$25,462	$12,607

(1)
Excludes certain MI rescission notices. However, at September 30, 2012 and December 31, 2011, included $2.2 billion and $1.2 billion of repurchase requests received from the GSEs that have resulted solely from MI rescission notices. For additional information, see Mortgage Insurance Rescission Notices in this Note.

(2)
At both September 30, 2012 and December 31, 2011, unresolved repurchase claims did not include repurchase demands of $1.7 billion where the Corporation believes the claimants have not satisfied the contractual thresholds as noted on page 212.

During the three months ended September 30, 2012, the Corporation received $5.0 billion in new repurchase claims, including $2.7 billion submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, $1.0 billion from whole-loan investors, primarily third-party securitization sponsors, $983 million submitted by private-label securitization trustees and $237 million submitted by monolines. During the three months ended September 30, 2012, $2.2 billion in claims were resolved, primarily with the GSEs and through the Syncora Settlement. Of the claims resolved, $1.9 billion were resolved through rescissions and $322 million were resolved through mortgage repurchases and make-whole payments.

During the nine months ended September 30, 2012, the Corporation received $17.9 billion in new repurchase claims, including $10.1 billion submitted by the GSEs for both legacy Countrywide originations not covered by the GSE Agreements and legacy Bank of America originations, $6.2 billion submitted by private-label securitization trustees, $1.3 billion from whole-loan investors, primarily third-party securitization sponsors, and $295 million submitted by monolines. During the nine months ended September 30, 2012, $5.0 billion in claims were resolved, primarily with the GSEs and through the Syncora Settlement. Of the claims resolved, $3.5 billion were resolved through rescissions and $1.5 billion were resolved through mortgage repurchases and make-whole payments.

The Corporation expects unresolved repurchase claims to continue to increase due to, among other things, its differences with FNMA regarding its interpretation of the governing contracts, ongoing litigation with monoline insurers, the continuing submission of claims related to private-label securitizations, combined with the quality of such claims, and the lack of an established process to resolve disputes related to such claims.

The notional amount of unresolved GSE repurchase claims totaled $12.3 billion at September 30, 2012. The Corporation continued to experience elevated levels of new claims from FNMA, including claims related to loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans which defaulted more than 18 months prior to the repurchase request. Unresolved claims from FNMA totaled $11.5 billion at September 30, 2012, including $8.6 billion of claims related to loans on which the borrower has made at least 25 payments. During the nine months ended September 30, 2012, the Corporation received $8.7 billion of claims from FNMA, including $7.1 billion of claims related to loans originated between 2005 and 2007. For the claims related to originations between 2005 and 2007, $5.8 billion were related to loans on which the borrower had made at least 25 payments, including $2.9 billion related to loans on which the borrower had made at least 37 payments. Historically, for those claims that have been approved for repurchase from the GSEs, the Corporation's loss severity rate on loans originated between 2004 and 2008 has averaged approximately 55 percent of the claim amount, which may or may not be predictive of future loss severity rates. The Corporation continues to believe that its interpretation of the governing contracts is consistent with past practices between the parties and its contractual obligations. For further discussion of the Corporation's experience with the GSEs, see Government-sponsored Enterprises Experience in this Note.

The notional amount of unresolved monoline repurchase claims totaled $2.6 billion at September 30, 2012 compared to $3.1 billion at December 31, 2011. The decrease in unresolved claims was driven by resolution of claims through the Syncora Settlement. The Corporation has had limited loan-level repurchase claims experience with monoline insurers due to ongoing litigation. The Corporation has reviewed and declined to repurchase $2.4 billion of the unresolved claims at September 30, 2012 based on an assessment of whether a breach exists that materially and adversely affected the insurer's interest in the mortgage loan and is still in the process of reviewing the remaining $183 million of these claims. Further, in the Corporation's experience, the monolines have been generally unwilling to withdraw repurchase claims, regardless of whether and what evidence was offered to refute a claim. Substantially all of the unresolved monoline claims pertain to second-lien loans and are currently the subject of litigation. For further discussion of the Corporation's practices regarding litigation accruals and range of possible loss for litigation and regulatory matters, which includes the status of its monoline litigation, see Estimated Range of Possible Loss in this Note.

The notional amount of unresolved claims from private-label securitization trustees, third-party securitization sponsors, whole-loan investors and others increased to $10.5 billion at September 30, 2012 compared to $3.3 billion at December 31, 2011. The increase in the notional amount of unresolved claims is primarily due to increases in the submission of claims by private-label securitization trustees and a third-party securitization sponsor, claim quality and the lack of an established process to resolve disputes related to these claims. The Corporation anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in the Corporation's representations and warranties liability at that time. The Corporation expects unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees and third-party securitization sponsors and there is not an established process for the ultimate resolution of claims on which there is a disagreement. For further discussion of the Corporation's experience with whole loans and private-label securitizations, see Whole Loan Sales and Private-label Securitizations Experience in this Note.

In addition to the claims above, the Corporation has received repurchase demands from private-label securitization investors and a master servicer where it believes the claimants have not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. The total amounts outstanding of such demands were $1.7 billion at both September 30, 2012 and December 31, 2011. At December 31, 2011, the $1.7 billion of demands outstanding were related to the BNY Mellon Settlement of which $1.4 billion were subsequently resolved through the dismissal of a lawsuit as discussed below. At September 30, 2012, the outstanding demands were comprised of $1.4 billion in claims received during the nine months ended September 30, 2012 and approximately $300 million related to the BNY Mellon Settlement. The Corporation does not believe that the $1.7 billion in demands outstanding at September 30, 2012 are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

A claimant, Walnut Place (11 entities with the common name Walnut Place, including Walnut Place LLC, and Walnut Place II LLC through Walnut Place XI LLC) had filed two lawsuits against the Corporation relating to $1.4 billion of the $1.7 billion in demands outstanding at December 31, 2011. Following determination by the courts that the governing agreements bar repurchase claims by certificateholders and the consequent dismissal of Walnut Place's first lawsuit, the parties stipulated in July 2012 to the dismissal of Walnut Place's second lawsuit (and these demands were accordingly removed from the outstanding demands balance). For more information on the litigation with Walnut Place, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 and Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. If the BNY Mellon Settlement is approved by the court, the remaining repurchase demands related to loans underlying securitizations included in the BNY Mellon Settlement will be resolved by the settlement.

Mortgage Insurance Rescission Notices

In addition to repurchase claims, the Corporation receives notices from mortgage insurance companies of claim denials, cancellations or coverage rescission (collectively, MI rescission notices) and the amount of such notices has remained elevated. When there is disagreement with the mortgage insurer as to the resolution of a MI rescission notice, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual notice. The level of engagement of the mortgage insurance companies varies and ongoing litigation involving some of the mortgage insurance companies over individual and bulk rescissions or claims for rescission limits the ability of the Corporation to engage in constructive dialogue leading to resolution. For loans sold to GSEs or private-label securitization trusts (including those wrapped by the monoline bond insurers), a MI rescission may give rise to a claim for breach of the applicable representations and warranties, depending on the governing sales contracts. In those cases where the governing contract contains MI-related representations and warranties, which upon rescission requires the Corporation to repurchase the affected loan or indemnify the investor for the related loss, the Corporation realizes the loss without the benefit of MI. If the Corporation is required to repurchase a loan or indemnify the investor as a result of a different breach of representations and warranties and there has been a MI rescission, or if the Corporation holds the loan for investment, it realizes the loss without the benefit of MI. In addition, mortgage insurance companies have in some cases asserted the ability to curtail MI payments as a result of alleged foreclosure delays, which in these cases would reduce the MI proceeds available to reduce the loss on the loan. While a legitimate MI rescission may constitute a valid basis for repurchase or other remedies under the GSE agreements and a small number of private-label securitizations, and a MI rescission notice may result in a repurchase request, the Corporation believes MI rescission notices do not, in and of themselves, give rise to valid repurchase requests. FNMA's stated policy, however, is to view a MI rescission notice as a breach of the lender's representations and warranties, permitting FNMA to require the lender to repurchase the mortgage loan or promptly remit a make-whole payment covering FNMA's loss even if the lender is contesting the MI rescission notice. The Corporation has informed FNMA that it does not agree with this policy.

The Corporation’s pipeline of unresolved repurchase claims from the GSEs resulting solely from MI rescission notices increased to $2.2 billion at September 30, 2012 from $1.2 billion at December 31, 2011. If it is required to abide by the terms of FNMA's stated policy regarding MI rescission notices, the amount of loans the Corporation is required to repurchase could increase, and if they do, the Corporation’s representations and warranties liability will increase. For additional information on the FNMA policy, see Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

At September 30, 2012, the Corporation had approximately 111,000 open MI rescission notices compared to 90,000 at December 31, 2011. As of September 30, 2012, 29 percent of the MI rescission notices received have been resolved. Of those resolved, 21 percent were resolved through the Corporation's acceptance of the MI rescission, 54 percent were resolved through reinstatement of coverage or payment of the claim by the mortgage insurance company, and 25 percent were resolved on an aggregate basis through settlement, policy commutation or similar arrangement. As of September 30, 2012, 71 percent of the MI rescission notices the Corporation has received have not yet been resolved. Of those not yet resolved, 44 percent are implicated by ongoing litigation where no loan-level review is currently contemplated nor required to preserve the Corporation's legal rights. In this litigation, the litigating mortgage insurance companies are also seeking bulk rescission of certain policies, separate and apart from loan-by-loan denials or rescissions. The Corporation is in the process of reviewing 37 percent of the remaining open MI rescission notices, and it has reviewed and is contesting the MI rescission with respect to 63 percent of these remaining open MI rescission notices. Of the remaining open MI rescission notices, 37 percent are also the subject of ongoing litigation; although, at present, these MI rescissions are being processed in a manner generally consistent with those not affected by litigation.

Cash Settlements

As presented in the table below, during the three and nine months ended September 30, 2012, the Corporation paid $396 million and $1.4 billion to resolve $431 million and $1.7 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $231 million and $640 million. During the three and nine months ended September 30, 2011, the Corporation paid $2.2 billion and $4.4 billion to resolve $2.6 billion and $5.2 billion of repurchase claims through repurchase or reimbursement to the investor or securitization trust for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $1.6 billion and $3.0 billion. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to first-lien and home equity repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed. Transactions to repurchase or indemnification payments related to first-lien residential mortgages primarily involved the GSEs while transactions to repurchase or indemnification payments for home equity loans primarily involved the monoline insurers. The table below presents first-lien and home equity loan repurchases and indemnification payments for the three and nine months ended September 30, 2012 and 2011.

Loan Repurchases and Indemnification Payments
	Three Months Ended September 30
	2012			2011
(Dollars in millions)	Unpaid Principal Balance	Cash Paid for Repurchases	Loss	Unpaid Principal Balance	Cash Paid for Repurchases	Loss
First-lien
Repurchases	$239	$261	$98	$1,034	$1,183	$560
Indemnification payments	183	126	126	1,600	1,057	1,057
Total first-lien	422	387	224	2,634	2,240	1,617
Home equity
Repurchases	2	2	—	3	3	—
Indemnification payments	7	7	7	7	6	6
Total home equity	9	9	7	10	9	6
Total first-lien and home equity	$431	$396	$231	$2,644	$2,249	$1,623

	Nine Months Ended September 30
	2012			2011
First-lien
Repurchases	$989	$1,065	$313	$2,228	$2,516	$1,112
Indemnification payments	647	298	298	2,892	1,756	1,756
Total first-lien	1,636	1,363	611	5,120	4,272	2,868
Home equity
Repurchases	18	18	—	21	21	14
Indemnification payments	32	29	29	92	93	93
Total home equity	50	47	29	113	114	107
Total first-lien and home equity	$1,686	$1,410	$640	$5,233	$4,386	$2,975

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

The Corporation's estimated liability at September 30, 2012 for obligations under representations and warranties given to the GSEs and the corresponding estimated range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including the Corporation's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices and other economic conditions. The methodology also includes the Corporation's understanding of its agreements with the GSEs and considers such factors as the number of payments made by the borrower prior to default as well as certain other assumptions and judgmental factors. The Corporation has continued to experience elevated levels of new claims from FNMA. The Corporation has repurchased and continues to repurchase loans to the extent required under the contracts that govern its relationships with the GSEs. Over time, the criteria and processes by which FNMA is ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. While the Corporation is seeking to resolve its differences with FNMA, whether it will be able to achieve a resolution of these differences on acceptable terms and the timing and cost thereof continues to be subject to significant uncertainty. Due to this uncertainty, the Corporation has not previously been able to reasonably estimate the range of possible loss in excess of the recorded liability for GSE loans. However, as a result of continued dialogue and discussions with FNMA, the Corporation has obtained additional information from which it is able to determine a reasonable estimate of a range of possible loss for representations and warranties exposures in excess of its recorded representations and warranties liability for the GSEs as of September 30, 2012.

In the case of private-label securitizations, the Corporation's estimate of the representations and warranties liability and the corresponding range of possible loss considers, among other things, repurchase experience based on the settlement with the Bank of New York Mellon as trustee, adjusted to reflect differences between the 525 legacy Countrywide first-lien and five second-lien non-GSE securitization trusts and the remainder of the population of private-label securitizations, and assumes that the conditions to the BNY Mellon Settlement will be met. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, the Corporation adjusted the repurchase experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the subject securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default and the sponsor of the securitizations. Where relevant, the Corporation also takes into account more recent experience, such as increased claims and other facts and circumstances, such as bulk settlements, as the Corporation believes appropriate.

Additional factors that impact the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures include: (1) contractual material adverse effect requirements, (2) the representations and warranties provided and (3) the requirement to meet certain presentation thresholds. The first factor is based on the Corporation's belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer or other financial guarantor (as applicable), in a securitization trust and, accordingly, the Corporation believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is based on the differences in the types of representations and warranties given in non-GSE securitizations from those provided to the GSEs. The Corporation believes the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to certain presentation thresholds that need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example 25 percent of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans if security holders hold a specified percentage, for example, 25 percent, of the voting rights of each tranche of the outstanding securities. Although the Corporation continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions. The population of private-label securitizations included in the BNY Mellon Settlement encompasses almost all legacy Countrywide first-lien private-label securitizations including loans originated principally between 2004 and 2008. For the remainder of the population of private-label securitizations, other claimants have come forward and the Corporation believes it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations. During the nine months ended September 30, 2012, the Corporation has seen an increase in repurchase claims from certain private-label securitization trustees and a third-party securitization sponsor.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Liability for representations and warranties and corporate guarantees, beginning of period	$15,943	$17,780	$15,858	$5,438
Additions for new sales	8	3	19	13
(Charge-offs)/Recoveries	11	(1,790)	(592)	(4,508)
Provision	307	278	984	15,328
Liability for representations and warranties and corporate guarantees, September 30	$16,269	$16,271	$16,269	$16,271

For the three and nine months ended September 30, 2012, the representations and warranties and corporate guarantees provision was $307 million and $984 million compared to $278 million and $15.3 billion for the same periods in 2011. The provision in the three months ended September 30, 2012 included provision related to non-GSE exposures where it was determined that the loss was probable based on recent activity with certain counterparties and, to a lesser extent, GSE exposures. The decrease in the provision for the nine months ended September 30, 2012 was primarily due to a higher provision in the prior-year period attributable to the BNY Mellon Settlement, other non-GSE exposures, and to a lesser extent, GSE exposures.

Estimated Range of Possible Loss

The Corporation believes that its representations and warranties liability recorded as of September 30, 2012 provides for a substantial portion of the Corporation's representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, as discussed below, the Corporation has not recorded any representations and warranties liability for certain potential private-label securitization and whole-loan exposures where it has little to no claim experience. The Corporation currently estimates that the range of possible loss for all representations and warranties exposures could be up to $6 billion over accruals at September 30, 2012 compared to $5 billion over accruals at June 30, 2012 for only non-GSE representations and warranties exposures. The increase in the range of possible loss from June 30, 2012 is the net impact of, among other changes, updated assumptions, the inclusion of GSE representations and warranties exposures and other developments. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions, including those set forth below, that are subject to change.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in its predictive models, including, without limitation, those regarding continued differences with FNMA concerning each party's interpretation of the requirements of the governing contracts, ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with the Corporation’s interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss. For additional information, see Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. Additionally, if court rulings related to monoline litigation, including one related to the Corporation, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although the Corporation believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, the Corporation does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations and representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters, including litigation brought by monoline insurers, disclosed in Note 10 – Commitments and Contingencies herein, nor do they include any separate foreclosure costs and related costs, assessments and compensatory fees or any other possible losses related to potential claims for breaches of performance of servicing obligations (except as such losses are included as potential costs of the BNY Mellon Settlement), potential securities law or fraud claims or potential indemnity or other claims against the Corporation, including claims related to loans insured by the FHA. The Corporation is not able to reasonably estimate the amount of any possible loss with respect to any such servicing, securities law, fraud or other claims against the Corporation, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 10 – Commitments and Contingencies herein; however, such loss could be material.

Government-sponsored Enterprises Experience

Generally, the Corporation first becomes aware that a GSE is evaluating a particular loan for repurchase when the Corporation receives a request from a GSE to review the underlying loan file (file request). Upon completing its review, the GSE may submit a repurchase claim to the Corporation. As soon as practicable after receiving a repurchase claim from a GSE, the Corporation evaluates the claim and takes appropriate action. Claim disputes are generally handled through loan-level negotiations with the GSEs and the Corporation seeks to resolve the repurchase claim within 90 to 120 days of the receipt of the claim although claims remain open beyond this timeframe. Disputes include reasonableness of stated income, occupancy, undisclosed liabilities, and the validity of MI claim rescissions in the vintages with the highest default rates.

The Corporation and its subsidiaries have an established history of working with the GSEs on repurchase claims. However, FNMA's repurchase requests, standards for rescission of repurchase requests and resolution processes have become increasingly inconsistent with their prior conduct and the Corporation’s interpretation of the parties' contractual obligations. The Corporation continued to experience elevated levels of new claims from FNMA, including claims on loans on which borrowers have made a significant number of payments (e.g., at least 25 payments) and, to a lesser extent, loans which defaulted more than 18 months prior to the repurchase request. Over time the criteria and the processes by which FNMA is ultimately willing to resolve claims have changed in ways that are unfavorable to the Corporation. In light of its disagreements with FNMA, the Corporation has adopted repurchase guidelines in order to be more consistent with past practices between the parties and with its understanding of its contractual obligations. These developments have resulted in an increase in claims outstanding from the GSEs to $12.3 billion at September 30, 2012 from $6.3 billion at December 31, 2011. Outstanding claims related to loans on which the borrower had made at least 25 payments totaled $9.2 billion at September 30, 2012 compared to $3.7 billion at December 31, 2011. The Corporation expects outstanding claims to continue to increase until it has resolved its differences with FNMA. While the Corporation is seeking to resolve its differences with FNMA, whether it will be able to achieve a resolution of these differences on acceptable terms, and the timing and cost thereof, continues to be subject to significant uncertainty. For additional information, see Mortgage Insurance Rescission Notices on page 213.

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

To the extent there are repurchase claims based on valid identified loan defects and the Corporation determined that there is a breach of a representation and warranty and that any other requirements for repurchase have been met, a liability for representations and warranties is established. Outside of the standard quality control process that is an integral part of the Corporation's loan origination process, it does not generally review loan files until a repurchase claim is received, including with respect to monoline exposures. In view of the inherent difficulty of predicting the outcome of those repurchase claims where a valid defect has not been identified or in predicting future claim requests and the related outcome in the case of unasserted claims to repurchase loans from the securitization trusts in which these monolines have insured all or some of the related bonds, the Corporation cannot reasonably estimate the eventual outcome through the repurchase process. As a result, a liability for representations and warranties has not been established related to repurchase claims where a valid defect has not been identified, or in the case of any unasserted claims to repurchase loans from the securitization trusts in which such monolines have insured all or some of the related bonds. For additional information related to the monolines, see Note 10 – Commitments and Contingencies herein and Note 9 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

At September 30, 2012, for loans originated between 2004 and 2008, the unpaid principal balance of loans related to unresolved monoline repurchase claims was $2.6 billion. The Corporation has reviewed and declined to repurchase $2.4 billion based on an assessment of whether a material breach exists and is still in the process of reviewing the remaining $183 million of these claims. As noted above, a portion of the repurchase claims that are initially denied are ultimately resolved through bulk settlement, repurchase or make-whole payments, after additional dialogue and negotiation with the monoline insurer. At September 30, 2012, the unpaid principal balance of loans in these vintages for which the monolines had requested loan files for review but for which no repurchase claim had been received was $5.3 billion, excluding loans that had been paid in full or resolved through settlements. There will likely be additional requests for loan files in the future leading to repurchase claims. Such claims may relate to loans that are currently in securitization trusts or loans that have defaulted and are no longer included in the unpaid principal balance of the loans in the trusts. However, it is unlikely that a repurchase claim will be received for every loan in a securitization or every file requested or that a valid defect exists for every loan repurchase claim. In addition, amounts paid on repurchase claims from a monoline are paid to the securitization trust and are applied in accordance with the terms of the governing securitization documents which may include use by the securitization trust to repay any outstanding monoline advances or reduce future advances from the monolines. To the extent that a monoline has not advanced funds or does not anticipate that it will be required to advance funds to the securitization trust, the likelihood of receiving a repurchase claim from a monoline may be reduced as the monoline would receive limited or no benefit from the payment of repurchase claims. Moreover, some monolines are not currently performing their obligations under the financial guarantee policies they issued which may, in certain circumstances, impact their ability to present repurchase claims, although in those circumstances, investors may be able to bring claims if contractual thresholds are met.

Whole Loan Sales and Private-label Securitizations Experience

At September 30, 2012, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees and whole-loan investors was $10.1 billion. The Corporation has performed an initial review with respect to $9.4 billion of these claims and does not believe a valid basis for repurchase has been established by the claimant and is still in the process of reviewing the remaining $662 million of these claims.

The majority of the repurchase claims that the Corporation has received and resolved outside of those from the GSEs and monolines are from third-party whole-loan investors. The Corporation provided representations and warranties and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. The Corporation reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after the Corporation’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the whole-loan investor agrees with the Corporation’s denial of the claim, the whole-loan investor may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and the Corporation and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. As of September 30, 2012, 22 percent of the whole-loan claims that the Corporation initially denied have subsequently been resolved through repurchase or make-whole payments and 43 percent have been resolved through rescission or repayment in full by the borrower. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and the Corporation does not have communication with the counterparty for six months, the Corporation views these claims as inactive; however, they remain in the outstanding claims balance until resolution. In the case of private-label securitization trustees and third-party sponsors, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to assert repurchase claims. Recent increases in new private-label claims are primarily related to repurchase requests received from trustees and third-party sponsors for private-label securitization transactions not included in the BNY Mellon Settlement, including claims related to first-lien third-party sponsored securitizations that include monoline insurance. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees, as well as requests for tolling agreements to toll the applicable statutes of limitation relating to representations and warranties claims, and the Corporation believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While the Corporation believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. For additional information on repurchase demands, see Unresolved Repurchase Claims on page 211.

NOTE 9 – Goodwill and Intangible Assets

Goodwill

The table below presents goodwill by business segment at September 30, 2012 and December 31, 2011. Effective January 1, 2012, the Corporation changed its basis of presentation from six to five segments. For more information on this realignment, see Note 19 – Business Segment Information. The reporting units utilized for goodwill impairment tests are the operating segments or one level below. For more information, see Note 10 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	September 30 2012	December 31 2011
Consumer & Business Banking	$29,986	$29,986
Global Banking	24,802	24,802
Global Markets	4,450	4,441
Global Wealth & Investment Management	9,928	9,928
All Other	810	810
Total goodwill	$69,976	$69,967

There was no goodwill in CRES at September 30, 2012, June 30, 2012 or December 31, 2011. During the three months ended September 30, 2012, the Corporation completed its annual goodwill impairment test as of June 30, 2012 for all applicable reporting units. Based on the results of step one of the annual goodwill impairment test, the Corporation determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

Intangible Assets

The table below presents the gross carrying amount and accumulated amortization for intangible assets at September 30, 2012 and December 31, 2011.

Intangible Assets (1)
	September 30, 2012		December 31, 2011
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased credit card relationships	$6,177	$4,378	$6,948	$4,775
Core deposit intangibles	3,592	2,797	3,903	2,915
Customer relationships	4,042	1,788	4,081	1,532
Affinity relationships	1,571	1,056	1,569	966
Other intangibles	2,283	616	2,476	768
Total intangible assets	$17,665	$10,635	$18,977	$10,956

(1)	Excludes fully amortized intangible assets.

At September 30, 2012 and December 31, 2011, none of the intangible assets were impaired. Amortization of intangibles expense was $315 million and $955 million for the three and nine months ended September 30, 2012 compared to $377 million and $1.1 billion for the same periods in 2011. The Corporation estimates aggregate amortization expense will be approximately $310 million for the fourth quarter of 2012, and $1.1 billion, $980 million, $920 million, $770 million and $670 million for 2013 through 2017, respectively.

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

Credit Extension Commitments

The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit and commercial letters of credit to meet the financing needs of its customers. The Credit Extension Commitments table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated) to other financial institutions of $24.1 billion and $27.1 billion at September 30, 2012 and December 31, 2011. At September 30, 2012, the carrying amount of these commitments, excluding commitments accounted for under the fair value option, was $541 million, including deferred revenue of $23 million and a reserve for unfunded lending commitments of $518 million. At December 31, 2011, the comparable amounts were $741 million, $27 million and $714 million, respectively. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Corporation's Consolidated Balance Sheet. The table below also includes the notional amount of commitments of $20.5 billion and $25.7 billion at September 30, 2012 and December 31, 2011 that are accounted for under the fair value option. However, the table below excludes fair value adjustments of $635 million and $1.2 billion on these commitments, which are classified in accrued expenses and other liabilities. For information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 16 – Fair Value Option.

Credit Extension Commitments
	September 30, 2012
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$101,289	$79,744	$128,455	$17,350	$326,838
Home equity lines of credit	2,120	12,136	22,910	25,338	62,504
Standby letters of credit and financial guarantees (1)	28,959	13,467	4,499	221	47,146
Letters of credit	2,019	75	10	915	3,019
Legally binding commitments	134,387	105,422	155,874	43,824	439,507
Credit card lines (2)	424,328	—	—	—	424,328
Total credit extension commitments	$558,715	$105,422	$155,874	$43,824	$863,835

	December 31, 2011
Notional amount of credit extension commitments
Loan commitments	$96,291	$85,413	$120,770	$15,009	$317,483
Home equity lines of credit	1,679	7,765	20,963	37,066	67,473
Standby letters of credit and financial guarantees (1)	26,965	18,932	6,433	5,505	57,835
Letters of credit	2,828	27	5	383	3,243
Legally binding commitments	127,763	112,137	148,171	57,963	446,034
Credit card lines (2)	449,097	—	—	—	449,097
Total credit extension commitments	$576,860	$112,137	$148,171	$57,963	$895,131

(1)
The notional amounts of standby letters of credit and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $33.4 billion and $13.0 billion at September 30, 2012, and $39.2 billion and $17.8 billion at December 31, 2011. Amounts include consumer standby letters of credit of $725 million and $859 million at September 30, 2012 and December 31, 2011.

(2)	Includes business card unused lines of credit.

Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

Other Commitments

Global Principal Investments and Other Equity Investments

At September 30, 2012 and December 31, 2011, the Corporation had unfunded equity investment commitments of $315 million and $772 million. In light of proposed Basel regulatory capital changes related to unfunded commitments, over the past two years, the Corporation has actively reduced these commitments in a series of sale transactions involving its private equity investments.

Other Commitments

At September 30, 2012 and December 31, 2011, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $1.7 billion and $2.5 billion, which upon settlement will be included in loans or LHFS.

At September 30, 2012 and December 31, 2011, the Corporation had commitments to enter into forward-dated resale and securities borrowing agreements of $98.9 billion and $67.0 billion and commitments to enter into forward-dated repurchase and securities lending agreements of $56.4 billion and $42.0 billion. All of these commitments expire within the next 12 months.

The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $790 million, $2.9 billion, $2.3 billion, $1.9 billion and $1.6 billion for the remainder of 2012 and the years through 2016, respectively, and $7.2 billion in the aggregate for all years thereafter.

The Corporation has entered into agreements with providers of market data, communications, systems consulting and other office-related services. At September 30, 2012 and December 31, 2011, the minimum fee commitments over the remaining terms of these agreements totaled $1.6 billion and $1.9 billion.

Other Guarantees

Bank-owned Life Insurance Book Value Protection

The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. The book value protection is provided on portfolios of intermediate investment-grade fixed-income securities and is intended to cover any shortfall in the event that policyholders surrender their policies and market value is below book value. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2012 and December 31, 2011, the notional amount of these guarantees totaled $15.9 billion and $15.8 billion and the Corporation’s maximum exposure related to these guarantees totaled $3.4 billion at both September 30, 2012 and December 31, 2011 with estimated maturity dates between 2030 and 2040. As of September 30, 2012, the Corporation had not made a payment under these products. The possibility of surrender or other payment associated with these guarantees exists. The Corporation is in discussions with certain counterparties regarding potential early termination. The net fair value including the fee receivable associated with these guarantees was $35 million and $48 million at September 30, 2012 and December 31, 2011 and reflects the probability of surrender as well as the multiple structural protection features in the contracts.

Employee Retirement Protection

The Corporation sells products that offer book value protection primarily to plan sponsors of the Employee Retirement Income Security Act of 1974 (ERISA) governed pension plans, such as 401(k) plans and 457 plans. The book value protection is provided on portfolios of intermediate/short-term investment-grade fixed-income securities and is intended to cover any shortfall in the event that plan participants continue to withdraw funds after all securities have been liquidated and there is remaining book value. The Corporation retains the option to exit the contract at any time. If the Corporation exercises its option, the purchaser can require the Corporation to purchase high-quality fixed-income securities, typically government or government-backed agency securities, with the proceeds of the liquidated assets to assure the return of principal. To manage its exposure, the Corporation imposes significant restrictions and constraints on the timing of the withdrawals, the manner in which the portfolio is liquidated and the funds are accessed, and the investment parameters of the underlying portfolio. These constraints, combined with structural protections, are designed to provide adequate buffers and guard against payments even under extreme stress scenarios. These guarantees are recorded as derivatives and carried at fair value in the trading portfolio. At September 30, 2012 and December 31, 2011, the notional amount of these guarantees totaled $20.2 billion and $28.8 billion with estimated maturity dates up to 2015 if the exit option is exercised on all deals. As of September 30, 2012, the Corporation had not made a payment under these products.

Merchant Services

In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and nine months ended September 30, 2012, the sponsored entities processed and settled $153.9 billion and $442.7 billion of transactions and recorded losses of $3 million and $7 million. For the three and nine months ended September 30, 2011, the sponsored entities processed and settled $128.2 billion and $323.1 billion of transactions and recorded losses of $2 million and $8 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. At September 30, 2012 and December 31, 2011, the sponsored merchant processing servicers held as collateral $210 million and $238 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.

The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa, MasterCard and Discover for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of September 30, 2012 and December 31, 2011, the maximum potential exposure for sponsored transactions totaled $256.4 billion and $236.0 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.

Other Derivative Contracts

The Corporation funds selected assets, including securities issued by CDOs and CLOs, through derivative contracts, typically total return swaps, with third parties and VIEs that are not consolidated on the Corporation’s Consolidated Balance Sheet. At September 30, 2012 and December 31, 2011, the total notional amount of these derivative contracts was $3.1 billion and $3.2 billion with commercial banks and $1.5 billion and $1.8 billion with VIEs. The underlying securities are senior securities and substantially all of the Corporation’s exposures are insured. Accordingly, the Corporation’s exposure to loss consists principally of counterparty risk to the insurers. In certain circumstances, generally as a result of ratings downgrades, the Corporation may be required to purchase the underlying assets, which would not result in additional gain or loss to the Corporation as such exposure is already reflected in the fair value of the derivative contracts.

Other Guarantees

The Corporation has entered into additional guarantee agreements and commitments, including lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, sold risk participation swaps, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $3.2 billion and $3.7 billion at September 30, 2012 and December 31, 2011. The estimated maturity dates of these obligations extend up to 2033. The Corporation has made no material payments under these guarantees.

In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.

Payment Protection Insurance Claims Matter

In the U.K., the Corporation previously sold payment protection insurance (PPI) through its international card services business to credit card customers and consumer loan customers. PPI covers a consumer's loan or debt repayment if certain events occur such as loss of job or illness. In response to an elevated level of customer complaints across the industry, heightened media coverage and pressure from consumer advocacy groups, the U.K. Financial Services Authority (FSA) investigated and raised concerns about the way some companies have handled complaints related to the sale of these insurance policies. In connection with this matter, the Corporation established a reserve for PPI. The reserve was $410 million and $476 million at September 30, 2012 and December 31, 2011. The Corporation recorded expense of $267 million and $467 million for the three and nine months ended September 30, 2012 compared to $77 million for the nine-month period in 2011.

Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K and in Note 10 - Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2012 and March 31, 2012 (the prior commitments and contingencies disclosure).
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
In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, investigations, threatened legal actions and proceedings. Certain subsidiaries of the Corporation are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority, the New York Stock Exchange, the FSA and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Corporation does not establish an accrued liability. As a litigation or regulatory matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Corporation will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expense of $1.6 billion and $3.3 billion was recognized for the three and nine months ended September 30, 2012 compared to $566 million and $3.8 billion for the same periods in 2011.
For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Corporation reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Corporation possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $2.8 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation's maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation's results of operations or cash flows for any particular reporting period.

FIRREA and False Claims Act Litigation

On October 24, 2012, the U.S. Department of Justice filed a complaint against the Corporation, Countrywide and certain related entities. The action is entitled United States of America, ex rel, Edward O'Donnell, appearing Qui Tam v. Bank of America Corp et al., and was filed in the U.S. District Court for the Southern District of New York. The complaint asserts certain fraud claims in connection with the sale of loans to Fannie Mae and Freddie Mac by a Countrywide business division known as Full Spectrum Lending from 2006 continuing through 2009 and asserts successor liability against the Corporation. Plaintiff seeks, among other relief, civil penalties pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and treble damages pursuant to the False Claims Act.

Interchange and Related Litigation

Defendants and class plaintiffs in In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation executed a settlement agreement, and on October 19, 2012, class plaintiffs filed the settlement agreement and a motion for preliminary approval of the settlement with the court.

On July 13, 2012, a purported class filed an action in the Court of Queen's Bench in Alberta entitled 1023986 Alberta Ltd. v. Bank of America Corporation et al. The claims and damages asserted are identical to those in Canada Heater and are similar to those in Watson, Bancroft-Snell and Quebec Inc.
Merrill Lynch Matters
Derivative Actions
On July 13, 2012, the U.S. District Court for the Southern District of New York in In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation granted preliminary approval to the settlement of the derivative action and scheduled a final settlement hearing for January 11, 2013.
Securities Actions
On September 27, 2012, the parties in In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation agreed in principle to settle the securities claims (referred to as the Merrill Lynch Class Action Settlement). The Corporation has agreed to pay $2.4 billion, an amount that was fully accrued as of September 30, 2012, and institute and/or continue certain corporate governance enhancements until January 1, 2015, including those relating to majority voting in director elections, annual disclosure of noncompliance with stock ownership guidelines, policies for a board committee regarding future acquisitions, the independence of the Board's compensation committee and its compensation consultants, and conducting an annual “say-on-pay” vote by shareholders. In exchange, Securities Plaintiffs will release their claims against all defendants. The agreement is subject to execution of a written settlement agreement and court approval.
Mortgage-backed Securities Litigation
The Corporation and its affiliates, Countrywide entities and their affiliates, and/or Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and/or 15 of the Securities Act of 1933, Sections 10(b) and/or 20 of the Securities Exchange Act of 1934 and/or state securities laws and other state statutory and common laws.

These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and/or (vi) the validity of each issuing trust's title to the mortgage loans comprising the pool for that securitization (collectively, MBS Claims). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities (including the National Credit Union Administration) have threatened legal actions against the Corporation and its affiliates, Countrywide entities and their affiliates, and/or Merrill Lynch entities and their affiliates concerning MBS offerings.
On August 15, 2011, the Judicial Panel on Multi-district Litigation ordered multiple federal court cases involving Countrywide MBS consolidated for pretrial purposes in the U.S. District Court for the Central District of California, in a multi-district litigation entitled In re Countrywide Financial Corp. Mortgage-Backed Securities Litigation (the Countrywide RMBS MDL).
AIG Litigation
On August 31, 2012, in the Countrywide RMBS MDL proceeding, AIG filed an amended complaint, which added claims against the Corporation and certain related entities for constructive fraudulent conveyance and intentional fraudulent conveyance. The amended complaint also revised various factual allegations, added claims concerning certain transactions and deleted claims concerning other transactions.
Bayerische Landesbank, New York Branch (Countrywide) Litigation
On September 27, 2012, the case was settled for an amount not material to the Corporation's results of operations.

Dexia Litigation
On September 27, 2012, the case was settled for an amount not material to the Corporation's results of operations.
FHFA Litigation
On August 14, 2012, the U.S. Court of Appeals for the Second Circuit granted the UBS defendants' application for an interlocutory appeal in FHFA v. UBS Americas, Inc., et al.
On October 18, 2012, in FHFA v. Countrywide Financial Corporation, et al., pending in the U.S. District Court for the Central District of California as part of the Countrywide RMBS MDL, the court dismissed as untimely FHFA's Section 11 claims as to 24 of the 86 MBS allegedly purchased by FNMA and FHLMC, but otherwise denied the motion to dismiss on statute of limitations and statute of repose grounds.

Luther Litigation and Related Actions
On August 31, 2012, the U.S. District Court for the Central District of California denied the plaintiffs' motions to remand Luther v. Countrywide Financial Corporation, et al. and Western Conference of Teamsters Pension Trust Fund v. Countrywide Financial Corporation, et al. to the California Superior Court.
Sealink Litigation
On September 27, 2012, the case was settled for an amount not material to the Corporation's results of operations.
Ocala Litigation
In the bankruptcy proceeding filed by Ocala Funding, LLC (Ocala), on August 23, 2012, the court approved an agreement among the parties pursuant to which BANA in its representative capacities as indenture trustee, depositary, custodian and collateral agent assigned certain claims to the Ocala bankruptcy estate.
In exchange, the estate assigned certain claims against BANA relating to the alleged conversion of mortgage loans and other assets allegedly owned by Ocala to BNP Paribas Mortgage Corporation and Deutsche Bank AG, the plaintiffs in the 2009 Actions. The remainder of the parties' proposed bankruptcy plan remains subject to approval by the bankruptcy court.

NOTE 11 – Shareholders’ Equity

Common Stock

The table below presents the declared quarterly cash dividends on common stock during 2012 and through November 2, 2012.

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 24, 2012	December 7, 2012	December 28, 2012	$0.01
July 11, 2012	September 7, 2012	September 28, 2012	0.01
April 11, 2012	June 1, 2012	June 22, 2012	0.01
January 11, 2012	March 2, 2012	March 23, 2012	0.01

During the nine months ended September 30, 2012, the Corporation entered into various agreements with certain preferred and trust preferred security holders pursuant to which the Corporation and the security holders, in aggregate, agreed to exchange shares of various series of non-convertible preferred stock with a carrying value of $296 million and trust preferred securities with a carrying value of $760 million for approximately 50 million shares of the Corporation's common stock with a fair value of $412 million and $398 million in cash. The $246 million difference between the carrying value of the preferred and trust preferred securities retired and the fair value of consideration issued was recorded in retained earnings as a $44 million reduction to preferred stock dividends and a $202 million gain in noninterest income.

During the nine months ended September 30, 2012, in connection with employee stock plans, the Corporation issued approximately 295 million shares and repurchased approximately 104 million shares of common stock to satisfy tax withholding obligations. At September 30, 2012, the Corporation had reserved 1.9 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.

Preferred Stock

During the three months ended March 31, 2012, June 30, 2012 and September 30, 2012, the dividends declared on preferred stock were $369 million, $365 million and $373 million or a total of $1.1 billion for the nine months ended September 30, 2012.

NOTE 12 – Accumulated Other Comprehensive Income (Loss)

The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2012 and 2011.

(Dollars in millions)	Available-for-sale Debt Securities	Available-for-sale Marketable Equity Securities	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2010	$714	$6,659	$(3,236)	$(3,947)	$(256)	$(66)
Net change	3,571	(4,975)	(830)	204	25	(2,005)
Balance, September 30, 2011	$4,285	$1,684	$(4,066)	$(3,743)	$(231)	$(2,071)

Balance, December 31, 2011	$3,100	$3	$(3,785)	$(4,391)	$(364)	$(5,437)
Net change (2)	2,645	326	535	1,106	14	4,626
Balance, September 30, 2012	$5,745	$329	$(3,250)	$(3,285)	$(350)	$(811)

(1)	Net change in fair value represents the impact of changes in spot foreign exchange rates on the Corporation’s net investment in non-U.S. operations and related hedges.

(2)
As a result of freezing the Qualified Pension Plans, a curtailment was triggered and a remeasurement of the qualified pension obligations and plan assets occurred as of January 24, 2012 resulting in the current period net change. For more information, see Note 14 – Pension, Postretirement and Certain Compensation Plans.

The table below presents the before- and after-tax changes in accumulated OCI for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30
	2012			2011
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Available-for-sale debt securities:
Net change in fair value recorded in accumulated OCI	$5,576	$(2,024)	$3,552	$7,669	$(2,860)	$4,809
Net realized (gains) losses reclassified into earnings	(1,439)	532	(907)	(1,965)	727	(1,238)
Net change	4,137	(1,492)	2,645	5,704	(2,133)	3,571
Available-for-sale marketable equity securities:
Net change in fair value recorded in accumulated OCI	542	(200)	342	(4,289)	1,608	(2,681)
Net realized (gains) losses reclassified into earnings	(25)	9	(16)	(3,641)	1,347	(2,294)
Net change	517	(191)	326	(7,930)	2,955	(4,975)
Derivatives:
Net change in fair value recorded in accumulated OCI	123	(46)	77	(2,670)	988	(1,682)
Net realized (gains) losses reclassified into earnings	726	(268)	458	1,352	(500)	852
Net change	849	(314)	535	(1,318)	488	(830)
Employee benefit plans:
Net realized (gains) losses reclassified into earnings	371	(135)	236	325	(121)	204
Settlements and curtailments	1,381	(511)	870	—	—	—
Net change	1,752	(646)	1,106	325	(121)	204
Foreign currency:
Net change in fair value recorded in accumulated OCI	(340)	354	14	135	(115)	20
Net realized (gains) losses reclassified into earnings	2	(2)	—	14	(9)	5
Net change	(338)	352	14	149	(124)	25
Other comprehensive income	$6,917	$(2,291)	$4,626	$(3,070)	$1,065	$(2,005)

NOTE 13 – Earnings Per Common Share

The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2012 and 2011 is presented below. See Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K for additional information on the calculation of EPS.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information; shares in thousands)	2012	2011	2012	2011
Earnings (loss) per common share
Net income (loss)	$340	$6,232	$3,456	$(545)
Preferred stock dividends	(373)	(343)	(1,063)	(954)
Net income (loss) applicable to common shareholders	$(33)	$5,889	$2,393	$(1,499)
Dividends and undistributed earnings allocated to participating securities	—	(30)	(2)	(1)
Net income (loss) allocated to common shareholders	$(33)	$5,859	$2,391	$(1,500)
Average common shares issued and outstanding	10,776,173	10,116,284	10,735,461	10,095,859
Earnings (loss) per common share	$0.00	$0.58	$0.22	$(0.15)

Diluted earnings (loss) per common share
Net income (loss) applicable to common shareholders	$(33)	$5,922	$2,393	$(1,499)
Dividends and undistributed earnings allocated to participating securities	—	(29)	(2)	(1)
Net income (loss) allocated to common shareholders	$(33)	$5,893	$2,391	$(1,500)
Average common shares issued and outstanding	10,776,173	10,116,284	10,735,461	10,095,859
Dilutive potential common shares (1)	—	348,111	91,042	—
Total diluted average common shares issued and outstanding	10,776,173	10,464,395	10,826,503	10,095,859
Diluted earnings (loss) per common share	$0.00	$0.56	$0.22	$(0.15)

(1)	Includes incremental shares from RSUs, restricted stock, stock options and warrants.

Due to the net loss applicable to common shareholders for the three months ended September 30, 2012 and the nine months ended September 30, 2011, no dilutive potential common shares were included in the calculation of diluted EPS because they would have been antidilutive.

For the three and nine months ended September 30, 2012, average options to purchase 159 million and 166 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method compared to 213 million and 219 million for the same periods in 2011. For both the three and nine months ended September 30, 2012 and 2011, average warrants to purchase 272 million shares of common stock were outstanding but not included in the computation of EPS because they were antidilutive under the treasury stock method. For both the three and nine months ended September 30, 2012, 62 million average dilutive potential common shares associated with the 7.25% Non-cumulative Perpetual Convertible Preferred Stock, Series L were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method compared to 67 million for the same periods in 2011. For both the three and nine months ended September 30, 2012, 700 million average dilutive potential common shares associated with the Series T Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method. For the three months ended September 30, 2011, 228 million average dilutive potential common shares associated with the Series T Preferred Stock were included in the computation of diluted EPS. For the nine months ended September 30, 2011, 77 million average dilutive potential common shares associated with the Series T Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the "if-converted" method.

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

In connection with a redesign of the Corporation's retirement plans, on January 24, 2012, the Compensation and Benefits Committee of the Board approved amendments to freeze benefits earned in the Qualified Pension Plans effective June 30, 2012. As a result of acquisitions, the Corporation assumed the obligations related to the pension plans of certain legacy companies. These acquired pension plans have been merged into a separate defined benefit pension plan which, together with the Bank of America Pension Plan, are referred to as the Qualified Pension Plans. As a result of freezing the Qualified Pension Plans, a curtailment was triggered and a remeasurement of the qualified pension obligations and plan assets occurred as of January 24, 2012. As of the remeasurement date, the plan assets had increased in value from the prior measurement date resulting in an increase in the funded status of the plan of approximately $431 million. Additionally, the curtailment impact reduced the projected benefit obligation by approximately $889 million. The combined impact resulted in a $1.3 billion increase to the net pension assets recognized in other assets and a corresponding decrease in unrecognized losses in accumulated OCI of $1.3 billion ($832 million after-tax). The impact of the immediate recognition of the prior service cost of $58 million was recorded in personnel expense as a curtailment loss during the nine months ended September 30, 2012. All economic assumptions were consistent with the prior year end including the weighted-average discount rate of 4.95 percent used for remeasurement of the qualified pension plans.

Net periodic benefit cost of the Corporation’s plans for the three and nine months ended September 30, 2012 and 2011 included the following components.

Components of Net Periodic Benefit Cost
	Three Months Ended September 30, 2012
(Dollars in millions)	Qualified Pension Plans	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans (1)	Postretirement Health and Life Plans
Service cost	$5	$10	$—	$3
Interest cost	170	25	34	19
Expected return on plan assets	(313)	(36)	(38)	(3)
Amortization of transition obligation	—	—	—	15
Amortization of prior service cost	—	—	—	2
Amortization of net actuarial loss (gain)	116	(2)	2	(21)
Net periodic benefit cost	$(22)	$(3)	$(2)	$15

	Three Months Ended September 30, 2011
Service cost	$105	$12	$1	$4
Interest cost	187	27	39	20
Expected return on plan assets	(323)	(31)	(36)	(3)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credits)	5	—	(2)	1
Amortization of net actuarial loss (gain)	96	—	4	(4)
Net periodic benefit cost	$70	$8	$6	$26

	Nine Months Ended September 30, 2012
Service cost	$236	$30	$—	$10
Interest cost	511	74	104	55
Expected return on plan assets	(934)	(105)	(114)	(6)
Amortization of transition obligation	—	—	—	31
Amortization of prior service cost (credits)	9	—	(4)	4
Amortization of net actuarial loss (gain)	354	(6)	7	(31)
Recognized loss due to settlements and curtailments	58	—	4	—
Net periodic benefit cost	$234	$(7)	$(3)	$63

	Nine Months Ended September 30, 2011
Service cost	$317	$33	$2	$11
Interest cost	560	75	115	60
Expected return on plan assets	(972)	(87)	(106)	(7)
Amortization of transition obligation	—	—	—	24
Amortization of prior service cost (credits)	15	—	(6)	3
Amortization of net actuarial loss (gain)	290	—	12	(13)
Recognized loss due to settlements and curtailments	—	—	3	—
Net periodic benefit cost	$210	$21	$20	$78

(1)	Includes nonqualified pension plans and the terminated Merrill Lynch U.S. pension plan.

The Corporation's best estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2012 is $114 million, $124 million and $115 million, respectively. For the nine months ended September 30, 2012, the Corporation contributed $104 million, $90 million and $87 million, respectively, to these plans. The Corporation has not made and does not expect to make a contribution to the Qualified Pension Plans in 2012.

Certain Compensation Plans

During the nine months ended September 30, 2012, the Corporation issued 289 million RSUs to certain employees under the Key Associate Stock Plan. Certain awards are earned based on the achievement of specified performance criteria. Vested RSUs may be settled in cash or in shares of common stock depending on the terms of the applicable award. Seven million of these RSUs were authorized to be settled in shares of common stock with the remainder in cash only. Certain awards contain clawback provisions which permit the Corporation to cancel all or a portion of the award under specified circumstances. The compensation cost for cash-settled awards and awards subject to certain clawback provisions, which in the aggregate represent substantially all of the awards in 2012, is accrued over the vesting period and adjusted to fair value based upon changes in the share price of the Corporation's common stock. The Corporation hedges a portion of the RSUs using a combination of economic and cash flow hedges as described in Note 3 – Derivatives.

NOTE 15 – Fair Value Measurements

Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 16 – Fair Value Option.

Valuation Processes and Techniques

The Corporation has various processes and controls in place to ensure that fair value is reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of models by personnel who are independent of the front office, and periodic re-assessments of models to ensure that they are continuing to perform as designed. In addition, detailed reviews of trading gains and losses are conducted on a daily basis by personnel who are independent of the front office. A price verification group, which is also independent of the front office, utilizes available market information including executed trades, market prices and market-observable valuation model inputs to ensure that fair values are reasonably estimated. The Corporation performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are escalated through a management review process.

While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

During the nine months ended September 30, 2012, there were no changes to the Corporation's valuation techniques that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Trading Account Assets and Liabilities and Available-for-Sale Debt Securities

The fair values of trading account assets and liabilities are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. The fair values of AFS debt securities are generally based on quoted market prices or market prices for similar assets. Liquidity is a significant factor in the determination of the fair values of trading account assets and liabilities and AFS debt securities. Market price quotes may not be readily available for some positions, or positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted cash flow model, which estimates the fair value of the securities using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Other instruments are valued using a net asset value approach which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies.

Derivative Assets and Liabilities

The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that utilize multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. When third-party pricing services are used, the methods and assumptions used are reviewed by the Corporation. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available, or are unobservable, in which case, quantitative-based extrapolations of rate, price or index scenarios are used in determining fair values. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Corporation incorporates within its fair value measurements of OTC derivatives a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparty, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the Corporation’s own credit risk. An estimate of severity of loss is also used in the determination of fair value, primarily based on market data.

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

Deposits and Other Short-term Borrowings

The fair values of deposits and other short-term borrowings are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The Corporation considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market.

Long-term Debt

The Corporation issues structured liabilities that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair values of these structured liabilities are estimated using valuation models for the combined derivative and debt portions of the notes. These models incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The Corporation considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary bond market.

Asset-backed Secured Financings

The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Recurring Fair Value

Assets and liabilities carried at fair value on a recurring basis at September 30, 2012 and December 31, 2011, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2012
	Fair Value Measurements
(Dollars in millions)	Level 1 (1)	Level 2 (1)	Level 3	Netting Adjustments (2)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$104,494	$—	$—	$104,494
Trading account assets:
U.S. government and agency securities	42,933	24,606	—	—	67,539
Corporate securities, trading loans and other	1,137	28,602	4,173	—	33,912
Equity securities	26,366	11,886	573	—	38,825
Non-U.S. sovereign debt	41,291	12,624	303	—	54,218
Mortgage trading loans and ABS	—	11,690	4,906	—	16,596
Total trading account assets	111,727	89,408	9,955	—	211,090
Derivative assets (3)	2,857	1,456,794	9,983	(1,411,769)	57,865
AFS debt securities:
U.S. Treasury securities and agency securities	21,815	2,980	—	—	24,795
Mortgage-backed securities:
Agency	—	204,043	—	—	204,043
Agency-collateralized mortgage obligations	—	40,147	—	—	40,147
Non-agency residential	—	10,001	1	—	10,002
Non-agency commercial	—	4,104	23	—	4,127
Non-U.S. securities	3,322	2,426	—	—	5,748
Corporate/Agency bonds	—	1,990	93	—	2,083
Other taxable securities	20	7,056	5,121	—	12,197
Tax-exempt securities	—	1,746	1,061	—	2,807
Total AFS debt securities	25,157	274,493	6,299	—	305,949
Loans and leases	—	5,385	2,253	—	7,638
Mortgage servicing rights	—	—	5,087	—	5,087
Loans held-for-sale	—	7,764	3,313	—	11,077
Other assets	18,651	10,923	2,978	—	32,552
Total assets	$158,392	$1,949,261	$39,868	$(1,411,769)	$735,752
Liabilities
Interest-bearing deposits in U.S. offices	$—	$2,449	$—	$—	$2,449
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	53,635	—	—	53,635
Trading account liabilities:
U.S. government and agency securities	18,055	596	—	—	18,651
Equity securities	19,901	2,459	—	—	22,360
Non-U.S. sovereign debt	21,036	1,165	—	—	22,201
Corporate securities and other	403	8,399	165	—	8,967
Total trading account liabilities	59,395	12,619	165	—	72,179
Derivative liabilities (3)	2,625	1,441,542	7,023	(1,399,821)	51,369
Other short-term borrowings	—	4,046	232	—	4,278
Accrued expenses and other liabilities	16,999	1,272	9	—	18,280
Long-term debt	—	47,622	2,290	—	49,912
Total liabilities	$79,019	$1,563,185	$9,719	$(1,399,821)	$252,102

(1)
During the nine months ended September 30, 2012, $1.7 billion and $350 million of assets and liabilities were transferred from Level 1 to Level 2, and $785 million and $40 million of assets and liabilities were transferred from Level 2 to Level 1. Of the asset transfers from Level 1 to Level 2, $640 million were due to a restriction that became effective for a private equity investment during the first quarter of 2012, while $535 million of the transfers from Level 2 to Level 1 were due to the lapse of this restriction during the second quarter of 2012. The remaining transfers were the result of additional information associated with certain equities, derivative contracts and private equity investments.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2012 and 2011, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)
	Three Months Ended September 30, 2012
				Gross
(Dollars in millions)	Balance July 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2012
Trading account assets:
Corporate securities, trading loans and other (2)	$4,459	$69	$—	$750	$(848)	$—	$(101)	$158	$(314)	$4,173
Equity securities	597	15	—	43	(12)	—	(9)	5	(66)	573
Non-U.S. sovereign debt	389	7	—	30	(112)	—	(4)	—	(7)	303
Mortgage trading loans and ABS	4,818	111	—	380	(279)	—	(124)	3	(3)	4,906
Total trading account assets	10,263	202	—	1,203	(1,251)	—	(238)	166	(390)	9,955
Net derivative assets (3)	4,601	(256)	—	78	(211)	—	(918)	(350)	16	2,960
AFS debt securities:
Mortgage-backed securities:
Non-agency residential	1	—	—	—	—	—	—	—	—	1
Non-agency commercial	24	—	—	—	—	—	(1)	—	—	23
Corporate/Agency bonds	93	—	—	—	—	—	—	—	—	93
Other taxable securities	4,558	—	28	600	—	—	(65)	—	—	5,121
Tax-exempt securities	1,140	7	(7)	—	(63)	—	(16)	—	—	1,061
Total AFS debt securities	5,816	7	21	600	(63)	—	(82)	—	—	6,299
Loans and leases (2, 4)	1,635	69	—	317	(150)	—	(65)	450	(3)	2,253
Mortgage servicing rights (4)	5,708	(360)	—	—	(15)	100	(346)	—	—	5,087
Loans held-for-sale (2)	2,741	86	—	596	(19)	—	(104)	13	—	3,313
Other assets (5)	3,136	24	—	40	(183)	—	(39)	—	—	2,978
Trading account liabilities – Corporate securities and other	(143)	4	—	17	(45)	—	—	—	2	(165)
Other short-term borrowings (2)	—	—	—	—	—	(232)	—	—	—	(232)
Accrued expenses and other liabilities (2)	(2)	—	—	—	—	(7)	—	—	—	(9)
Long-term debt (2)	(2,388)	(91)	—	70	—	(115)	391	(531)	374	(2,290)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives include derivative assets of $10.0 billion and derivative liabilities of $7.0 billion.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the three months ended September 30, 2012, the transfers into Level 3 included $166 million of trading account assets, $350 million of net derivative assets, $450 million of loans and leases, and $531 million of long-term debt. Transfers into Level 3 for trading account assets primarily related to decreased liquidity for certain corporate loans. Transfers into Level 3 for net derivative assets primarily related to decreased price observability for certain long-dated equity derivative liabilities due to a lack of independent pricing. Transfers into Level 3 for loans and leases were driven by updated information related to certain commercial loans. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the three months ended September 30, 2012, the transfers out of Level 3 included $390 million of trading account assets and $374 million of long-term debt. Transfers out of Level 3 for trading account assets primarily related to increased price observability for certain corporate loans due to improved liquidity in the secondary markets. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Three Months Ended September 30, 2011
				Gross
(Dollars in millions)	Balance July 1 2011	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$7,452	$(219)	$—	$1,084	$(757)	$—	$(561)	$635	$(142)	$7,492
Equity securities	608	(8)	—	103	(92)	—	(25)	11	—	597
Non-U.S. sovereign debt	391	(17)	—	3	(3)	—	—	1	—	375
Mortgage trading loans and ABS	5,519	(112)	—	97	(1,378)	—	(80)	18	(293)	3,771
Total trading account assets	13,970	(356)	—	1,287	(2,230)	—	(666)	665	(435)	12,235
Net derivative assets (3)	5,418	3,211	—	154	(200)	—	(2,950)	285	374	6,292
AFS debt securities:
Mortgage-backed securities:
Agency	—	—	—	13	—	—	—	—	—	13
Agency-collateralized mortgage obligations	55	—	—	—	—	—	—	—	—	55
Non-agency residential	1,094	(41)	52	9	(3)	—	(32)	1	—	1,080
Non-agency commercial	18	—	—	17	—	—	—	—	—	35
Non-U.S. securities	88	—	—	—	—	—	—	—	(88)	—
Corporate/Agency bonds	224	(4)	(1)	162	(9)	—	—	—	(8)	364
Other taxable securities	10,374	(25)	(42)	2,068	(2,187)	—	(846)	—	—	9,342
Tax-exempt securities	1,609	8	(9)	2,179	(7)	—	(234)	—	(673)	2,873
Total AFS debt securities	13,462	(62)	—	4,448	(2,206)	—	(1,112)	1	(769)	13,762
Loans and leases (2, 4)	9,597	(209)	—	—	—	451	(194)	—	(4,345)	5,300
Mortgage servicing rights (4)	12,372	(3,860)	—	—	(218)	251	(665)	—	—	7,880
Loans held-for-sale (2)	4,012	(142)	—	15	(200)	—	(112)	61	(4)	3,630
Other assets (5)	4,549	54	—	1,703	(290)	—	(266)	—	—	5,750
Trading account liabilities – Corporate securities and other	(63)	2	—	18	(3)	—	—	(24)	—	(70)
Other short-term borrowings (2)	(744)	58	—	—	—	—	19	—	—	(667)
Accrued expenses and other liabilities (2)	(777)	—	—	—	—	—	3	—	761	(13)
Long-term debt (2)	(3,324)	388	—	125	(17)	(218)	366	(679)	702	(2,657)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives include derivative assets of $16.0 billion and derivative liabilities of $9.8 billion.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.

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

During the three months ended September 30, 2011, the transfers out of Level 3 included $769 million of AFS debt securities, $4.3 billion of loans and leases, $761 million of accrued expenses and other liabilities, and $702 million of long-term debt. Transfers out of Level 3 for AFS debt securities were driven by increased use of observable inputs in pricing certain municipal securities. Transfers out of Level 3 for loans and leases, and accrued expenses and other liabilities were driven by increased observable inputs, primarily liquid comparables, for certain corporate loans and unfunded loan commitments (included in other liabilities) accounted for under the fair value option. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Nine Months Ended September 30, 2012
				Gross
(Dollars in millions)	Balance January 1 2012	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2012
Trading account assets:
Corporate securities, trading loans and other (2, 3)	$6,880	$192	$—	$1,995	$(3,498)	$—	$(846)	$315	$(865)	$4,173
Equity securities	544	24	—	167	(159)	—	27	38	(68)	573
Non-U.S. sovereign debt	342	5	—	338	(359)	—	(4)	—	(19)	303
Mortgage trading loans and ABS (3)	3,689	194	—	1,747	(915)	—	(386)	745	(168)	4,906
Total trading account assets	11,455	415	—	4,247	(4,931)	—	(1,209)	1,098	(1,120)	9,955
Net derivative assets (4)	5,866	17	—	791	(833)	—	(2,228)	(283)	(370)	2,960
AFS debt securities:
Mortgage-backed securities:
Agency	37	—	—	—	—	—	(4)	—	(33)	—
Non-agency residential	860	(69)	19	—	(305)	—	(2)	—	(502)	1
Non-agency commercial	40	—	—	—	(11)	—	(6)	—	—	23
Corporate/Agency bonds	162	(2)	—	(2)	—	—	(38)	—	(27)	93
Other taxable securities	4,265	7	51	1,558	—	—	(551)	—	(209)	5,121
Tax-exempt securities	2,648	61	18	—	(132)	—	(1,534)	—	—	1,061
Total AFS debt securities	8,012	(3)	88	1,556	(448)	—	(2,135)	—	(771)	6,299
Loans and leases (2, 5)	2,744	284	—	317	(1,308)	—	(229)	450	(5)	2,253
Mortgage servicing rights (5)	7,378	(1,297)	—	—	(113)	268	(1,149)	—	—	5,087
Loans held-for-sale (2)	3,387	265	—	606	(40)	—	(330)	57	(632)	3,313
Other assets (6)	4,235	(110)	—	89	(950)	—	(275)	—	(11)	2,978
Trading account liabilities – Corporate securities and other	(114)	4	—	72	(114)	—	—	(65)	52	(165)
Other short-term borrowings (2)	—	—	—	—	—	(232)	—	—	—	(232)
Accrued expenses and other liabilities (2)	(14)	4	—	5	—	(7)	—	—	3	(9)
Long-term debt (2)	(2,943)	(239)	—	188	(33)	(253)	1,099	(1,569)	1,460	(2,290)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)
During the nine months ended September 30, 2012, approximately $900 million was reclassified from Trading account assets - Corporate securities, trading loans and other to Trading account assets - Mortgage trading loans and ABS. In the table above, this reclassification is presented as a sale of Trading account assets - Corporate securities, trading loans and other and as a purchase of Trading account assets - Mortgage trading loans and ABS.

(4)	Net derivatives include derivative assets of $10.0 billion and derivative liabilities of $7.0 billion.

(5)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(6)	Other assets is primarily comprised of net monoline exposure to a single counterparty and private equity investments.

During the nine months ended September 30, 2012, the transfers into Level 3 included $1.1 billion of trading account assets, $283 million of net derivative assets, $450 million of loans and leases, and $1.6 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily the result of decreased market liquidity for certain corporate loans and additional information related to certain CLOs. Transfers into Level 3 for net derivative assets primarily related to decreased price observability for certain long-dated equity derivative liabilities due to a lack of independent pricing. Transfers into Level 3 for loans and leases were driven by updated information related to certain commercial loans. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the nine months ended September 30, 2012, the transfers out of Level 3 included $1.1 billion of trading account assets, $370 million of net derivative assets, $771 million of AFS debt securities, $632 million of LHFS and $1.5 billion of long-term debt. Transfers out of Level 3 for trading account assets primarily related to increased market liquidity for certain corporate loans and loans backed by commercial real estate. Transfers out of Level 3 for net derivative assets primarily related to increased price observability (i.e., market comparables for the referenced instruments) for certain total return swaps and foreign exchange swaps. Transfers out of Level 3 for AFS debt securities primarily related to increased price observability for certain non-agency RMBS and ABS. Transfers out of Level 3 for LHFS primarily related to increased observable inputs, primarily liquid comparables. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

Level 3 – Fair Value Measurements (1)
	Nine Months Ended September 30, 2011
					Gross
(Dollars in millions)	Balance January 1 2011	Consolidation of VIEs	Gains (Losses) in Earnings	Gains (Losses) in OCI	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$7,751	$—	$456	$—	$4,664	$(5,294)	$—	$(1,080)	$1,450	$(455)	$7,492
Equity securities	557	—	57	—	278	(284)	—	(140)	131	(2)	597
Non-U.S. sovereign debt	243	—	68	—	125	(18)	—	(3)	4	(44)	375
Mortgage trading loans and ABS	6,908	—	530	—	1,929	(4,624)	—	(308)	19	(683)	3,771
Total trading account assets	15,459	—	1,111	—	6,996	(10,220)	—	(1,531)	1,604	(1,184)	12,235
Net derivative assets (3)	7,745	—	5,456	—	1,040	(1,460)	—	(7,010)	625	(104)	6,292
AFS debt securities:
Mortgage-backed securities:
Agency	4	—	—	—	13	—	—	—	—	(4)	13
Agency-collateralized mortgage obligations	—	—	—	—	56	—	—	(1)	—	—	55
Non-agency residential	1,468	—	(86)	24	11	(293)	—	(321)	277	—	1,080
Non-agency commercial	19	—	—	—	17	—	—	(1)	—	—	35
Non-U.S. securities	3	—	—	—	—	—	—	—	88	(91)	—
Corporate/Agency bonds	137	—	(2)	(2)	248	(16)	—	—	7	(8)	364
Other taxable securities	13,018	—	27	20	3,518	(2,240)	—	(5,001)	2	(2)	9,342
Tax-exempt securities	1,224	—	14	(42)	2,862	(79)	—	(471)	38	(673)	2,873
Total AFS debt securities	15,873	—	(47)	—	6,725	(2,628)	—	(5,795)	412	(778)	13,762
Loans and leases (2, 4)	3,321	5,194	—	—	21	(376)	3,118	(1,638)	5	(4,345)	5,300
Mortgage servicing rights (4)	14,900	—	(6,060)	—	—	(452)	1,502	(2,010)	—	—	7,880
Loans held-for-sale (2)	4,140	—	43	—	138	(443)	—	(704)	502	(46)	3,630
Other assets (5)	6,922	—	356	—	1,875	(1,486)	—	(659)	375	(1,633)	5,750
Trading account liabilities – Corporate securities and other	(7)	—	2	—	94	(135)	—	—	(24)	—	(70)
Other short-term borrowings (2)	(706)	—	(24)	—	—	—	—	63	—	—	(667)
Accrued expenses and other liabilities (2)	(828)	—	64	—	—	(4)	(9)	3	—	761	(13)
Long-term debt (2)	(2,986)	—	245	—	340	(72)	(467)	754	(1,709)	1,238	(2,657)

(1)	Assets (liabilities). For assets, increase / (decrease) to Level 3 and for liabilities, (increase) / decrease to Level 3.

(2)	Amounts represent items that are accounted for under the fair value option.

(3)	Net derivatives include derivative assets of $16.0 billion and derivative liabilities of $9.8 billion.

(4)	Issuances represent loan originations and mortgage servicing rights retained following securitizations or whole loan sales.

(5)	Other assets is primarily comprised of AFS marketable equity securities.

During the nine months ended September 30, 2011, the transfers into Level 3 included $1.6 billion of trading account assets and $1.7 billion of long-term debt. Transfers into Level 3 for trading account assets were primarily certain CLOs, corporate loans and bonds that were transferred into Level 3 due to a lack of price transparency. Transfers into Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities. Transfers occur on a regular basis for these long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

During the nine months ended September 30, 2011, the transfers out of Level 3 included $1.2 billion of trading account assets, $4.3 billion of loans and leases, $1.6 billion of other assets and $1.2 billion of long-term debt. Transfers out of Level 3 for trading account assets were primarily driven by increased price observability on certain RMBS, commercial mortgage-backed securities (CMBS) and consumer ABS portfolios. Transfers out of Level 3 for loans and leases were driven by increased observable inputs, primarily liquid comparables, for certain corporate loans. Transfers out of Level 3 for other assets were the result of an initial public offering of an equity investment. Transfers out of Level 3 for long-term debt were primarily due to changes in the impact of unobservable inputs on the value of certain structured liabilities.

The following tables summarize gains (losses) due to changes in fair value, including both realized and unrealized gains (losses), recorded in earnings for Level 3 assets and liabilities during the three and nine months ended September 30, 2012 and 2011. These amounts include gains (losses) on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Three Months Ended September 30, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$69	$—	$—	$69
Equity securities	—	15	—	—	15
Non-U.S. sovereign debt	—	7	—	—	7
Mortgage trading loans and ABS	—	111	—	—	111
Total trading account assets	—	202	—	—	202
Net derivative assets	—	(1,214)	958	—	(256)
AFS debt securities – Tax-exempt securities	—	—	—	7	7
Loans and leases (2)	—	—	—	69	69
Mortgage servicing rights	—	—	(360)	—	(360)
Loans held-for-sale (2)	—	—	10	76	86
Other assets	39	—	(15)	—	24
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Long-term debt (2)	—	(45)	—	(46)	(91)
Total	$39	$(1,053)	$593	$106	$(315)

	Three Months Ended September 30, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$(219)	$—	$—	$(219)
Equity securities	—	(8)	—	—	(8)
Non-U.S. sovereign debt	—	(17)	—	—	(17)
Mortgage trading loans and ABS	—	(112)	—	—	(112)
Total trading account assets	—	(356)	—	—	(356)
Net derivative assets	—	2,056	1,155	—	3,211
AFS debt securities:
Non-agency residential MBS	—	—	—	(41)	(41)
Corporate/Agency bonds	—	—	—	(4)	(4)
Other taxable securities	—	4	—	(29)	(25)
Tax-exempt securities	—	—	—	8	8
Total AFS debt securities	—	4	—	(66)	(62)
Loans and leases (2)	—	—	—	(209)	(209)
Mortgage servicing rights	—	—	(3,860)	—	(3,860)
Loans held-for-sale (2)	—	—	(90)	(52)	(142)
Other assets	(72)	—	(32)	158	54
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Other short-term borrowings (2)	—	—	58	—	58
Long-term debt (2)	—	344	—	44	388
Total	$(72)	$2,050	$(2,769)	$(125)	$(916)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Total Realized and Unrealized Gains (Losses) Included in Earnings
	Nine Months Ended September 30, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$192	$—	$—	$192
Equity securities	—	24	—	—	24
Non-U.S. sovereign debt	—	5	—	—	5
Mortgage trading loans and ABS	—	194	—	—	194
Total trading account assets	—	415	—	—	415
Net derivative assets	—	(2,358)	2,375	—	17
AFS debt securities:
Non-agency residential MBS	—	—	—	(69)	(69)
Corporate/Agency bonds	—	—	—	(2)	(2)
Other taxable securities	—	—	—	7	7
Tax-exempt securities	—	—	—	61	61
Total AFS debt securities	—	—	—	(3)	(3)
Loans and leases (2)	—	—	—	284	284
Mortgage servicing rights	—	—	(1,297)	—	(1,297)
Loans held-for-sale (2)	—	—	105	160	265
Other assets	28	—	(57)	(81)	(110)
Trading account liabilities – Corporate securities and other	—	4	—	—	4
Accrued expenses and other liabilities (2)	—	—	—	4	4
Long-term debt (2)	—	(104)	—	(135)	(239)
Total	$28	$(2,043)	$1,126	$229	$(660)

	Nine Months Ended September 30, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$456	$—	$—	$456
Equity securities	—	57	—	—	57
Non-U.S. sovereign debt	—	68	—	—	68
Mortgage trading loans and ABS	—	530	—	—	530
Total trading account assets	—	1,111	—	—	1,111
Net derivative assets	—	2,153	3,303	—	5,456
AFS debt securities:
Non-agency residential MBS	—	—	—	(86)	(86)
Corporate/Agency bonds	—	—	—	(2)	(2)
Other taxable securities	—	16	—	11	27
Tax-exempt securities	—	(3)	—	17	14
Total AFS debt securities	—	13	—	(60)	(47)
Loans and leases (2)	—	—	(13)	13	—
Mortgage servicing rights	—	—	(6,060)	—	(6,060)
Loans held-for-sale (2)	—	—	(101)	144	43
Other assets	242	—	(44)	158	356
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Other short-term borrowings (2)	—	—	(24)	—	(24)
Accrued expenses and other liabilities (2)	—	(10)	74	—	64
Long-term debt (2)	—	242	—	3	245
Total	$242	$3,511	$(2,865)	$258	$1,146

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables summarize changes in unrealized gains (losses) recorded in earnings during the three and nine months ended September 30, 2012 and 2011 for Level 3 assets and liabilities that were still held at September 30, 2012 and 2011. These amounts include changes in fair value on loans, LHFS, loan commitments and structured liabilities that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Three Months Ended September 30, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$36	$—	$—	$36
Equity securities	—	13	—	—	13
Non-U.S. sovereign debt	—	8	—	—	8
Mortgage trading loans and ABS	—	89	—	—	89
Total trading account assets	—	146	—	—	146
Net derivative assets	—	(1,202)	691	—	(511)
Loans and leases (2)	—	—	—	71	71
Mortgage servicing rights	—	—	(552)	—	(552)
Loans held-for-sale (2)	—	—	17	68	85
Other assets	115	—	(14)	4	105
Accrued expenses and other liabilities (2)	—	—	—	(2)	(2)
Long-term debt (2)	—	(46)	—	(46)	(92)
Total	$115	$(1,102)	$142	$95	$(750)

	Three Months Ended September 30, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$(251)	$—	$—	$(251)
Equity securities	—	(20)	—	—	(20)
Non-U.S. sovereign debt	—	16	—	—	16
Mortgage trading loans and ABS	—	(136)	—	—	(136)
Total trading account assets	—	(391)	—	—	(391)
Net derivative assets	—	1,998	616	—	2,614
AFS debt securities:
Non-agency residential MBS	—	—	—	(42)	(42)
Corporate/Agency bonds	—	—	—	(6)	(6)
Other taxable securities	—	(2)	—	(44)	(46)
Total AFS debt securities	—	(2)	—	(92)	(94)
Loans and leases (2)	—	—	—	(208)	(208)
Mortgage servicing rights	—	—	(4,112)	—	(4,112)
Loans held-for-sale (2)	—	—	(88)	(73)	(161)
Other assets	(265)	—	(32)	158	(139)
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Other short-term borrowings (2)	—	—	50	—	50
Long-term debt (2)	—	331	—	44	375
Total	$(265)	$1,938	$(3,566)	$(171)	$(2,064)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

Level 3 – Changes in Unrealized Gains (Losses) Relating to Assets and Liabilities Still Held at Reporting Date
	Nine Months Ended September 30, 2012
(Dollars in millions)	Equity Investment Income (Loss)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss) (1)	Other Income (Loss)	Total
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$95	$—	$—	$95
Equity securities	—	24	—	—	24
Non-U.S. sovereign debt	—	16	—	—	16
Mortgage trading loans and ABS	—	119	—	—	119
Total trading account assets	—	254	—	—	254
Net derivative assets	—	(2,526)	1,624	—	(902)
Loans and leases (2)	—	—	—	242	242
Mortgage servicing rights	—	—	(1,804)	—	(1,804)
Loans held-for-sale (2)	—	—	76	127	203
Other assets	90	—	(54)	(78)	(42)
Trading account liabilities – Corporate securities and other	—	3	—	—	3
Long-term debt (2)	—	(105)	—	(134)	(239)
Total	$90	$(2,374)	$(158)	$157	$(2,285)

	Nine Months Ended September 30, 2011
Trading account assets:
Corporate securities, trading loans and other (2)	$—	$(13)	$—	$—	$(13)
Equity securities	—	(84)	—	—	(84)
Non-U.S. sovereign debt	—	86	—	—	86
Mortgage trading loans and ABS	—	104	—	—	104
Total trading account assets	—	93	—	—	93
Net derivative assets	—	2,037	1,232	—	3,269
AFS debt securities:
Non-agency residential MBS	—	—	—	(140)	(140)
Corporate/Agency bonds	—	—	—	(6)	(6)
Other taxable securities	—	(2)	—	(44)	(46)
Total AFS debt securities	—	(2)	—	(190)	(192)
Loans and leases (2)	—	—	—	(105)	(105)
Mortgage servicing rights	—	—	(7,129)	—	(7,129)
Loans held-for-sale (2)	—	3	(135)	10	(122)
Other assets	(132)	—	(43)	158	(17)
Trading account liabilities – Corporate securities and other	—	2	—	—	2
Other short-term borrowings (2)	—	—	(11)	—	(11)
Long-term debt (2)	—	229	—	(9)	220
Total	$(132)	$2,362	$(6,086)	$(136)	$(3,992)

(1)	Mortgage banking income does not reflect the impact of Level 1 and Level 2 hedges on MSRs.

(2)	Amounts represent instruments that are accounted for under the fair value option.

The following tables present information about significant unobservable inputs related to the Corporation's material categories of Level 3 financial assets and liabilities at September 30, 2012. The level of aggregation and span of products disclosed result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories.

Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs
Loans and Securities (1)
Instruments backed by residential real estate assets	$5,405	Discounted cash flow, Market comparables	Yield	2% to 25%
Trading account assets – Mortgage trading loans and ABS	789		Prepayment speed	1% to 30% CPR
Loans and leases	1,517		Default rate	0% to 57% CDR
Loans held-for-sale	3,099		Loss severity	6% to 80%
Instruments backed by commercial real estate assets	$2,121	Discounted cash flow	Yield	4% to 13%
Trading account assets – Mortgage trading loans and ABS	246		Loss severity	22% to 100%
Loans held-for-sale	214
Other assets	1,661
Commercial loans, debt securities and other	$11,028	Discounted cash flow, Market comparables	Yield	0% to 20%
Trading account assets – Corporate securities, trading loans and other	2,564		Enterprise value/EBITDA multiple	3x to 7x
Trading account assets – Mortgage trading loans and ABS	3,871		Prepayment speed	5% to 25%
AFS debt securities – Other taxable securities	3,857		Default rate	1% to 5%
Loans and leases	736		Loss severity	25% to 40%
Auction rate securities	$3,934	Discounted cash flow, Market comparables	Discount rate	1% to 10%
Trading account assets – Corporate securities, trading loans and other	1,609		Projected tender price/Re-financing level	50% to 100%
AFS debt securities – Other taxable securities	1,264
AFS debt securities – Tax-exempt securities	1,061
Structured liabilities
Long-term debt	$(2,290)	Industry standard derivative pricing (2)	Equity correlation	30% to 97%
			Long-dated volatilities	20% to 70%

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 236: Trading account assets – Corporate securities, trading loans and other of $4.2 billion, Trading account assets – Mortgage trading loans and ABS of $4.9 billion, AFS debt securities – Other taxable securities of $5.1 billion, AFS debt securities – Tax-exempt securities of $1.1 billion, Loans and leases of $2.3 billion, LHFS of $3.3 billion and Other assets of $1.7 billion.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
EBITDA = Earnings before interest, taxes, depreciation and amortization

Quantitative Information about Level 3 Fair Value Measurements (continued)
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs
Net derivatives assets
Credit derivatives	$3,729	Discounted cash flow, Stochastic recovery correlation model	Yield	2% to 25%
			Credit spreads	71 bps to 600 bps
			Upfront points	30 points to 99 points
			Spread to index	-1,874 bps to 2,708 bps
			Credit correlation	30% to 80%
			Prepayment speed	5% to 30% CPR
			Default rate	1% to 5% CDR
			Loss severity	25% to 75%
Equity derivatives	$(1,047)	Industry standard derivative pricing (1)	Equity correlation	30% to 97%
			Long-dated volatilities	20% to 70%

Commodity derivatives	$(1)	Discounted cash flow	Long-term natural gas basis curve	-$0.27 to $0.31
Interest rate derivatives	$279	Industry standard derivative pricing (1)	Correlation (IR/IR)	15% to 99%
			Correlation (FX/IR)	-65% to 50%
			Long-dated inflation rates	1% to 3%
			Long-dated inflation volatilities	0% to 2%
			Long-dated volatilities (FX)	5% to 36%
			Long-dated swap rates	3% to 10%
Total net derivative assets	$2,960

(1)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
IR = Interest Rate
FX = Foreign Exchange

In the tables above, instruments backed by residential and commercial real estate assets include RMBS, CMBS, whole loans, mortgage CDOs and net monoline exposure. Commercial loans, debt securities and other includes corporate CLOs and CDOs, commercial loans and bonds, and securities backed by non-real estate assets. Structured liabilities primarily includes equity-linked notes that are accounted for under the fair value option.

In addition to the instruments in the tables above, the Corporation holds $1.3 billion of instruments consisting primarily of certain direct private equity investments and private equity funds that are classified as Level 3 and reported within other assets. Valuations of direct private equity investments are prepared internally based on the most recent company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables. The Corporation selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value. Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly-traded companies. For private equity funds, fair value is determined using the net asset value as provided by the individual fund's general partner.

For information on the inputs and techniques used in the valuation of MSRs, see Note 18 – Mortgage Servicing Rights.

The Corporation uses multiple market approaches in valuing certain of its Level 3 financial instruments. For example, market comparables and discounted cash flows are used together. For a given product, such as corporate debt securities, market comparables may be used to estimate some of the unobservable inputs and then these inputs are incorporated into a discounted cash flow model. Therefore, the balances disclosed encompass both of these techniques.

The level of aggregation and diversity within the products disclosed in the table result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. For instruments backed by residential real estate assets, diversity in the portfolio is reflected in a wide range for loss severity due to varying levels of default. The lower end of the range represents high performing loans with a low probability of default while the higher end of the range relates to more distressed loans with a greater risk of default.

For credit derivatives, the range of credit spreads represents positions with varying levels of risk. The lower end of the credit spread range typically represents shorter-dated instruments and those with better perceived credit risk. The higher end of the range comprises longer-dated instruments and those referencing nonperforming or impaired reference issuers. Similarly, the spread to index can vary significantly based on the risk of the instrument. The spread will be positive for instruments that have a higher risk of default than the index (which is based on a weighted average of its components) and negative for instruments that have a lower risk of default than the index.

For interest rate derivatives, the diversity in the portfolio is reflected in wide ranges of inputs because varying currencies and tenors result in the use of numerous foreign exchange and interest rate curves. Since foreign exchange and interest rate correlations are measured between curves and across the various tenors on the same curve, the range of potential values can include both negative and positive values.

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

Structured Liabilities and Derivatives

For credit derivatives, a significant increase in market yield, including spreads to indices, upfront points (i.e., a single upfront payment made by a protection buyer at inception), credit spreads, default rates or loss severities would result in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

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

For equity derivatives, equity-linked long-term debt (structured liabilities) and interest rate derivatives, a significant change in long-dated rates and volatilities and correlation inputs (e.g., the degree of correlation between an equity security and an index, between two different interest rates, or between interest rates and foreign exchange rates) would result in a significant impact to the fair value; however, the magnitude and direction of the impact depends on whether the Corporation is long or short the exposure.

Nonrecurring Fair Value

The Corporation holds certain assets that are measured at fair value, but only in certain situations (for example, impairment) and these measurements are referred to herein as nonrecurring. These assets primarily include LHFS, certain loans and leases, and foreclosed properties. The amounts below represent only balances measured at fair value during the three and nine months ended September 30, 2012 and 2011, and still held as of the reporting date.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
	September 30, 2012		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$3,551	$1,006	$1	$6
Loans and leases (1)	16	8,576	(1,548)	(3,422)
Foreclosed properties (2)	64	1,436	(23)	(179)
Other assets	32	111	9	11

	September 30, 2011		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$9,284	$1,465	$(85)	$(19)
Loans and leases (1)	6	10,368	(1,445)	(4,153)
Foreclosed properties (2)	—	2,556	(87)	(233)
Other assets	20	861	(20)	(43)

(1)	Losses represent charge-offs on real estate-secured loans.

(2)
Amounts are included in other assets on the Corporation's Consolidated Balance Sheet and represent fair value and related losses on foreclosed properties that were written down subsequent to their initial classification as foreclosed properties.

The table below presents information about significant unobservable inputs related to the Corporation's nonrecurring Level 3 financial assets and liabilities at September 30, 2012.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs
Instruments backed by residential real estate assets	$9,277	Discounted cash flows, Market comparables	Yield	3% to 6%
Loans held-for-sale	701		Prepayment speed	2% to 27%
Loans and leases	8,576		Default rate	0% to 67%
			Loss severity	6% to 72%
			OREO discount	0% to 29%
			Cost to sell	8%
Instruments backed by commercial real estate assets	$305	Discounted cash flows	Yield	4% to 13%
Loans held-for-sale	305		Loss severity	22% to 100%

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

The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2012 and December 31, 2011.

Fair Value Option Elections
	September 30, 2012			December 31, 2011
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Loans reported as trading account assets	$1,395	$2,345	$(950)	$1,151	$2,371	$(1,220)
Trading inventory - other	1,071	n/a	n/a	1,173	n/a	n/a
Consumer and commercial loans	7,638	8,287	(649)	8,804	10,823	(2,019)
Loans held-for-sale	11,077	12,194	(1,117)	7,630	9,673	(2,043)
Securities financing agreements	158,129	157,757	372	121,688	121,092	596
Other assets	159	n/a	n/a	251	n/a	n/a
Long-term deposits	2,449	2,202	247	3,297	3,035	262
Asset-backed secured financings	687	1,199	(512)	650	1,271	(621)
Unfunded loan commitments	635	n/a	n/a	1,249	n/a	n/a
Other short-term borrowings	3,591	3,591	—	5,908	5,909	(1)
Long-term debt (1)	49,912	52,841	(2,929)	46,239	55,854	(9,615)

(1)
The majority of the difference between the fair value carrying amount and contractual principal outstanding at September 30, 2012 and December 31, 2011 relates to the impact of the Corporation's credit spreads as well as the fair value of the embedded derivative, where applicable.

n/a = not applicable

The table below provides information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Corporation's Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Three Months Ended September 30, 2012
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$64	$—	$—	$64
Consumer and commercial loans	3	—	185	188
Loans held-for-sale	20	680	87	787
Securities financing agreements	13	—	(4)	9
Other assets	—	—	1	1
Long-term deposits	—	—	(20)	(20)
Asset-backed secured financings	—	(54)	—	(54)
Unfunded loan commitments	—	—	313	313
Other short-term borrowings	(1)	—	—	(1)
Long-term debt (1)	(1,113)	—	(1,289)	(2,402)
Total	$(1,014)	$626	$(727)	$(1,115)

	Three Months Ended September 30, 2011
Loans reported as trading account assets	$(29)	$—	$—	$(29)
Consumer and commercial loans	—	—	(448)	(448)
Loans held-for-sale	(9)	1,349	(104)	1,236
Securities financing agreements	—	—	206	206
Other assets	—	—	132	132
Long-term deposits	—	—	(48)	(48)
Asset-backed secured financings	—	58	—	58
Unfunded loan commitments	—	—	(559)	(559)
Other short-term borrowings	214	—	—	214
Long-term debt (1)	2,404	—	4,506	6,910
Total	$2,580	$1,407	$3,685	$7,672

(1)
The majority of the net gains (losses) in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that economically hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact of structured liabilities for changes in the Corporation's credit spread.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option
	Nine Months Ended September 30, 2012
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Loans reported as trading account assets	$198	$—	$—	$198
Consumer and commercial loans	8	—	430	438
Loans held-for-sale	69	1,629	167	1,865
Securities financing agreements	36	—	(94)	(58)
Other assets	—	—	8	8
Asset-backed secured financings	—	(109)	—	(109)
Unfunded loan commitments	—	—	605	605
Other short-term borrowings	18	—	—	18
Long-term debt (1)	(1,086)	—	(4,665)	(5,751)
Total	$(757)	$1,520	$(3,549)	$(2,786)

	Nine Months Ended September 30, 2011
Loans reported as trading account assets	$44	$—	$—	$44
Consumer and commercial loans	—	—	(320)	(320)
Loans held-for-sale	(7)	3,732	148	3,873
Securities financing agreements	—	—	193	193
Other assets	—	—	162	162
Long-term deposits	—	—	(83)	(83)
Asset-backed secured financings	—	(24)	—	(24)
Unfunded loan commitments	—	—	(503)	(503)
Other short-term borrowings	307	—	—	307
Long-term debt (1)	2,291	—	4,134	6,425
Total	$2,635	$3,708	$3,731	$10,074

(1)
The majority of the net gains (losses) in trading account profits (losses) relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that economically hedge these liabilities. The net gains (losses) in other income (loss) relate to the impact of structured liabilities for changes in the Corporation's credit spread.

NOTE 17 – Fair Value of Financial Instruments

The fair values of financial instruments and their classifications within the fair value hierarchy have been derived using methodologies described in Note 22 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2011 Annual Report on Form 10-K. The following disclosures include financial instruments where only a portion of the ending balance at September 30, 2012 and December 31, 2011 was carried at fair value on the Corporation’s Consolidated Balance Sheet.

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

Mortgage Servicing Rights

Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, are classified as Level 3. For additional information on MSRs, see Note 18 – Mortgage Servicing Rights.

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

Fair Value of Financial Instruments
	September 30, 2012
		Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$844,028	$108,849	$750,085	$858,934
Loans held-for-sale	16,436	11,817	4,565	16,382
Financial liabilities
Deposits	1,063,307	1,063,737	—	1,063,737
Long-term debt	286,534	286,723	2,290	289,013

The carrying values and fair values of certain financial instruments where only a portion of the ending balance was carried at fair value are presented in the table below.

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

The carrying values and fair values of the Corporation's commercial unfunded lending commitments were $1.2 billion and $4.9 billion at September 30, 2012, and $2.0 billion and $7.1 billion at December 31, 2011. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying amount of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.

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

The table below presents activity for residential first-lien MSRs for the three and nine months ended September 30, 2012 and 2011. Commercial and residential reverse MSRs, which are carried at the lower of cost or market value and accounted for using the amortization method, totaled $155 million and $132 million at September 30, 2012 and December 31, 2011, and are not included in the tables in this Note.

Rollforward of Mortgage Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Balance, beginning of period	$5,708	$12,372	$7,378	$14,900
Additions	100	251	268	1,502
Sales	(15)	(218)	(113)	(452)
Impact of customer payments (1)	(346)	(665)	(1,149)	(2,010)
Impact of changes in interest rates and other market factors (2)	(280)	(4,471)	(1,022)	(4,856)
Model and other cash flow assumption changes: (3)
Projected cash flows, primarily due to (increases) decreases in costs to service loans (4)	113	(243)	506	(2,272)
Impact of changes in the Home Price Index	(62)	—	(42)	434
Impact of changes to the prepayment model	—	1,470	342	1,596
Other model changes	(131)	(616)	(1,081)	(962)
Balance, September 30	$5,087	$7,880	$5,087	$7,880
Mortgage loans serviced for investors (in billions)	$1,142	$1,512	$1,142	$1,512

(1)	Represents the change in the market value of the MSR asset due to the impact of customer payments received during the period.

(2)	These amounts reflect the changes in modeled MSR fair value primarily due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)	These amounts reflect periodic adjustments to the valuation model as well as changes in certain cash flow assumptions such as cost to service and ancillary income per loan.

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

The Corporation uses an OAS valuation approach which factors in prepayment risk to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. During the nine months ended September 30, 2012, the Corporation refined the OAS assumptions used in the MSR valuation model to reflect returns commensurate with market participants' view, considering current and pending capital rules, including the impact of Basel 3, and other factors. The increases in OAS levels resulted in a decrease in MSR value, which is included in the Other model changes line item in the table above.

The significant economic assumptions used in determining the fair value of MSRs at September 30, 2012 and December 31, 2011 are presented below.

Significant Economic Assumptions
	September 30, 2012		December 31, 2011
	Fixed	Adjustable	Fixed	Adjustable
Weighted-average OAS	5.80%	8.79%	2.80%	5.61%
Weighted-average life, in years	3.52	2.01	3.78	2.10

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

Sensitivity Impacts
	September 30, 2012
	Change in Weighted-average Lives
(Dollars in millions)	Fixed		Adjustable		Change in Fair Value
Prepayment rates
Impact of 10% decrease	0.31	years	0.19	years	$496
Impact of 20% decrease	0.66		0.42		1,063

Impact of 10% increase	(0.27)		(0.17)		(438)
Impact of 20% increase	(0.50)		(0.31)		(826)
OAS level
Impact of 100 bps decrease					$230
Impact of 200 bps decrease					479

Impact of 100 bps increase					(214)
Impact of 200 bps increase					(413)

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

Global Banking

Global Banking provides a wide range of lending-related products and services, integrated working capital management and treasury solutions to clients, underwriting and advisory services through the Corporation's network of offices and client relationship teams along with various product partners. Global Banking's lending products and services include commercial loans, leases, commitment facilities, trade finance, real estate lending, asset-based lending and indirect consumer loans. Global Banking's treasury solutions business includes treasury management, foreign exchange and short-term investing options. Global Banking also works with clients to provide investment banking products such as debt and equity underwriting and distribution, and merger-related and other advisory services. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking and Global Markets based on the contribution by, and involvement of each segment. Global Banking clients include middle-market companies, commercial real estate firms, auto dealerships, federal and state governments and municipalities, leasing clients, and large global corporations.

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

Global Wealth & Investment Management

GWIM provides comprehensive wealth management solutions to a broad base of clients from emerging affluent to the ultra-wealthy. These services include investment and brokerage services, estate and financial planning, fiduciary portfolio management, cash and liability management, and specialty asset management. GWIM also provides retirement and benefit plan services, philanthropic management and asset management to individual and institutional clients. GWIM results are impacted by the migration of clients and their deposit and loan balances between GWIM and other client-managed businesses. Subsequent to the date of migration, the associated net interest income, noninterest income and noninterest expense are recorded in the business to which the clients migrated.

All Other

All Other consists of ALM activities, equity investments, liquidating businesses and other. ALM activities encompass the whole-loan residential mortgage portfolio and investment securities, interest rate and foreign currency risk management activities including the residual net interest income allocation, gains/losses on structured liabilities, and the impact of certain allocation methodologies and accounting hedge ineffectiveness. Additionally, All Other includes certain residential mortgage and discontinued real estate loans that are managed by CRES.

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

The following tables present total revenue, net of interest expense, on a FTE basis, and net income (loss) for the three and nine months ended September 30, 2012 and 2011, and total assets at September 30, 2012 and 2011 for each business segment, as well as All Other.
.

Business Segments
At and for the Three Months Ended September 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Net interest income (FTE basis)	$10,167	$10,739	$4,651	$5,149	$729	$922
Noninterest income	10,490	17,963	2,419	2,978	2,367	1,900
Total revenue, net of interest expense (FTE basis)	20,657	28,702	7,070	8,127	3,096	2,822
Provision for credit losses	1,774	3,407	970	1,132	264	918
Amortization of intangibles	315	377	156	191	—	—
Other noninterest expense	17,229	17,236	3,905	4,156	4,224	3,826
Income (loss) before income taxes	1,339	7,682	2,039	2,648	(1,392)	(1,922)
Income tax expense (benefit) (FTE basis)	999	1,450	754	984	(515)	(801)
Net income (loss)	$340	$6,232	$1,285	$1,664	$(877)	$(1,121)
Period-end total assets	$2,166,162	$2,219,628	$540,260	$520,125	$139,366	$188,769

			Global Banking		Global Markets
			2012	2011	2012	2011
Net interest income (FTE basis)			$2,264	$2,323	$846	$925
Noninterest income			1,883	1,628	2,260	2,369
Total revenue, net of interest expense (FTE basis)			4,147	3,951	3,106	3,294
Provision (benefit) for credit losses			68	(182)	21	3
Amortization of intangibles			20	29	16	16
Other noninterest expense			2,003	2,188	2,529	2,950
Income before income taxes			2,056	1,916	540	325
Income tax expense (FTE basis)			761	710	899	878
Net income (loss)			$1,295	$1,206	$(359)	$(553)
Period-end total assets			$355,417	$341,100	$583,203	$552,772

			Global Wealth & Investment Management		All Other
			2012	2011	2012	2011
Net interest income (FTE basis)			$1,458	$1,412	$219	$8
Noninterest income (loss)			2,820	2,826	(1,259)	6,262
Total revenue, net of interest expense (FTE basis)			4,278	4,238	(1,040)	6,270
Provision for credit losses			61	162	390	1,374
Amortization of intangibles			102	108	21	33
Other noninterest expense			3,253	3,392	1,315	724
Income (loss) before income taxes			862	576	(2,766)	4,139
Income tax expense (benefit) (FTE basis)			320	214	(1,220)	(535)
Net income (loss)			$542	$362	$(1,546)	$4,674
Period-end total assets			$283,949	$280,897	$263,967	$335,965

(1)	There were no material intersegment revenues.

Business Segments
At and for the Nine Months Ended September 30
	Total Corporation (1)		Consumer & Business Banking		Consumer Real Estate Services
(Dollars in millions)	2012	2011	2012	2011	2012	2011
Net interest income (FTE basis)	$31,002	$34,629	$14,436	$16,299	$2,218	$2,398
Noninterest income (loss)	34,342	34,651	7,383	8,975	6,073	(8,828)
Total revenue, net of interest expense (FTE basis)	65,344	69,280	21,819	25,274	8,291	(6,430)
Provision for credit losses	5,965	10,476	2,978	2,193	957	3,523
Amortization of intangibles	955	1,144	472	573	—	11
Goodwill impairment	—	2,603	—	—	—	2,603
Other noninterest expense	52,778	57,005	12,200	12,718	11,678	14,608
Income (loss) before income taxes	5,646	(1,948)	6,169	9,790	(4,344)	(27,175)
Income tax expense (benefit) (FTE basis)	2,190	(1,403)	2,276	3,586	(1,558)	(9,152)
Net income (loss)	$3,456	$(545)	$3,893	$6,204	$(2,786)	$(18,023)
Period-end total assets	$2,166,162	$2,219,628	$540,260	$520,125	$139,366	$188,769

			Global Banking		Global Markets
			2012	2011	2012	2011
Net interest income (FTE basis)			$6,847	$7,181	$2,294	$2,819
Noninterest income			6,035	6,130	8,370	10,161
Total revenue, net of interest expense (FTE basis)			12,882	13,311	10,664	12,980
Provision (benefit) for credit losses			(283)	(862)	(13)	(38)
Amortization of intangibles			61	79	48	49
Other noninterest expense			6,303	6,669	8,285	9,294
Income before income taxes			6,801	7,425	2,344	3,675
Income tax expense (FTE basis)			2,509	2,716	1,444	1,922
Net income			$4,292	$4,709	$900	$1,753
Period-end total assets			$355,417	$341,100	$583,203	$552,772

			Global Wealth & Investment Management		All Other
			2012	2011	2012	2011
Net interest income (FTE basis)			$4,482	$4,555	$725	$1,377
Noninterest income (loss)			8,472	8,674	(1,991)	9,539
Total revenue, net of interest expense (FTE basis)			12,954	13,229	(1,266)	10,916
Provision for credit losses			154	280	2,172	5,380
Amortization of intangibles			313	331	61	101
Other noninterest expense			9,888	10,371	4,424	3,345
Income (loss) before income taxes			2,599	2,247	(7,923)	2,090
Income tax expense (benefit) (FTE basis)			960	823	(3,441)	(1,298)
Net income (loss)			$1,639	$1,424	$(4,482)	$3,388
Period-end total assets			$283,949	$280,897	$263,967	$335,965

(1)	There were no material intersegment revenues.

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

Business Segment Reconciliations
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2012	2011	2012	2011
Segments’ total revenue, net of interest expense (FTE basis)	$21,697	$22,432	$66,610	$58,364
Adjustments:
ALM activities	(930)	5,286	(1,623)	6,193
Equity investment income	165	1,380	519	3,935
Liquidating businesses	271	521	1,173	2,285
FTE basis adjustment	(229)	(249)	(670)	(714)
Other	(546)	(917)	(1,335)	(1,497)
Consolidated revenue, net of interest expense	$20,428	$28,453	$64,674	$68,566

Segments’ net income (loss)	$1,886	$1,558	$7,938	$(3,933)
Adjustments, net-of-taxes:
ALM activities	(1,157)	2,578	(3,210)	632
Equity investment income	104	869	327	2,479
Liquidating businesses	8	(241)	219	(67)
Merger and restructuring charges	—	(111)	—	(338)
Other	(501)	1,579	(1,818)	682
Consolidated net income (loss)	$340	$6,232	$3,456	$(545)

			September 30
			2012	2011
Segments’ total assets			$1,902,195	$1,883,663
Adjustments:
ALM activities, including securities portfolio			634,209	653,131
Equity investments			5,521	14,737
Liquidating businesses			27,166	38,136
Elimination of segment excess asset allocations to match liabilities			(538,980)	(489,548)
Other			136,051	119,509
Consolidated total assets			$2,166,162	$2,219,628

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 14 – Commitments and Contingencies of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, as updated by a Current Report on Form 8-K filed on May 4, 2012 to reflect reclassified business segment information and in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the Corporation’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents share repurchase activity for the three months ended September 30, 2012. The common shares repurchased were acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to the payment of dividends.

				Remaining Buyback Authority
(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Amounts	Shares
July 1-31, 2012	90	$8.09	—	$—	—
August 1-31, 2012	230	7.28	—	—	—
September 1-30, 2012	6	7.52	—	—	—
Three Months Ended September 30, 2012	326	7.51

The Corporation did not have any unregistered sales of its equity securities during the three months ended September 30, 2012.

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

Bank of America Corporation Registrant

Date:	November 2, 2012	/s/ Neil A. Cotty
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